Form 10-Q
period 1996-03-31
SOVRAN SELF STORAGE INC
filed 1996-05-15
CIK 944314

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                               Commission File Number 1-13820
March 31, 1996



                             SOVRAN SELF STORAGE, INC.
              (Exact name of registrant as specified in its charter)




         Maryland                                         16-1480124
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                                5166 Main Street
                             Williamsville, NY 14221

                    (Address of principal executive offices)


                                 716) 633-1850

              (Registrant's telephone number, including area code)



Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X       No

Number of common shares outstanding as of the close of the period covered by this report: 7,542,171 shares of Common Stock.

                            SOVRAN SELF STORAGE, INC.
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996
                                     INDEX


Part 1. Financial Information

Item 1. Financial Statements (Unaudited)                              Page

          Balance sheet of Sovran Self Storage, Inc. as of
          March 31, 1996 and December 31, 1995.                        3

          Statements of operations of Sovran Self Storage, Inc.
          for the three months ended March 31, 1996 and combined
          statements of operations of Sovran Capital, Inc. and
          the Sovran Partnerships (predecessor to Sovran Self
          Storage, Inc.) for the three months ended March 31, 1995.    4

          Statement of cash flows of Sovran Self Storage, Inc.
          for the three months ended March 31, 1996 and
          combined statements of cash flows of Sovran Capital, Inc.
          and the Sovran Partnerships (predecessor to Sovran Self
          Storage, Inc.) for the three months ended March 31, 1995.    5-6

          Notes to financial statements                                7-10

          Pro forma condensed statement of operations of Sovran
          Self Storage, Inc. for the three months ended March 31,
          1996 and 1995.                                               9

Item 2.  Management's discussion and analysis of financial
         condition and results of operations.                          11-13


Part II. Other Information                                             14

          Signatures                                                   15

                       SOVRAN SELF STORAGE, INC.
                      CONSOLIDATED BALANCE SHEET
                            (In Thousands)



                                       Sovran Self            Sovran Self
                                     Storage, Inc. at       Storage, Inc. at
                                      March 31, 1996        December 31, 1995
                                       (Unaudited)              (Audited)

Assets
  Investment in storage facilities:
    Land                                $    40,707              $    36,640
    Building and equipment                  137,499                  122,821
                                        ------------               ----------
                                            178,206                  159,461
    Less: accumulated depreciation           (2,348)                  (1,497)
                                        ------------               ----------
  Investment in storage facilities, net     175,858                  157,964
  Cash and cash equivalents                   1,275                      732
  Accounts receivable                           231                      297
  Prepaid expenses and other assets           1,448                    1,444
                                        ------------               ----------
     Total assets                        $  178,812               $  160,437
                                        =============             ===========

Liabilities
  Line of credit                         $   23,809               $    5,000
  Accounts payable and accrued
    liabilities                                 953                      908
  Deferred revenue                            1,157                      980
  Accrued dividends                           3,810                    3,809
                                        ------------             ------------
    Total liabilities                        29,729                   10,697

Shareholders' Equity
  Common stock $.01 par value,
    100,000 shares authorized, 7,542
    shares issued and outstanding                75                       75
  Additional paid-in capital                150,727                  150,727
  Retained earnings                          (1,062)                       0
  Dividends in excess of net income            (657)                  (1,062)
                                        -------------            -------------
    Total shareholders' equity              149,083                  149,740
                                        -------------            -------------

Liabilities and shareholders' equity    $   178,812              $   160,437
                                        =============            =============





See notes to financial statements.

                   SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                          PREDECESSORS TO THE COMPANY)

                   STATEMENT OF OPERATIONS OF THE COMPANY AND
              COMBINED STATEMENTS OF OPERATIONS OF THE PREDECESSORS
                    (In Thousands, Except Per Share Amounts)


                                             Company           Predecessors
                                          ---------------  -------------------
                                                              Sovran Capital,
                                           Sovran Self       Inc. and Sovran
                                           Storage, Inc.       Partnerships
                                          January 1, 1996    January 1, 1995
                                                to                  to
                                           March 31, 1996     March 31, 1995
                                            (Unaudited)         (Audited)

Revenues:
  Rental income                               $   6,857         $   4,703
  Interest and other income                          87               113
                                             -----------         ---------
    Total revenues                                6,944             4,816


Expenses:
  Property operations & maintenance               1,514             1,048
  Real estate taxes                                 513               349
  General and administrative                        507               567
  Interest                                          278             1,628
  Depreciation and amortization                     980               809
                                              ----------         ---------
    Total expenses                                3,792             4,401
                                              ----------         ---------

Net income                                    $   3,152        $      415
                                              ==========       ===========

Earnings per share                                     $   0.42
                                                        ========

Common shares used in earnings per
   share calculation                                    7,542,171

Dividends declared per share                           $   0.505
                                                        =========






See notes to financial statements.

                   SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                          PREDECESSORS TO THE COMPANY)

                   STATEMENT OF CASH FLOWS OF THE COMPANY AND
              COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSORS
                                 (In Thousands)

                                               Company          Predecessors
                                                               Sovran Capital,
                                             Sovran Self       Inc. and Sovran
                                            Storage, Inc.       Partnerships
                                           January 1, 1996     January 1, 1995
                                                 to                  to
                                            March 31, 1996      March 31, 1995
                                             (Unaudited)          (Audited)
Operating Activities
Net income                                   $    3,152          $       415
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                    980                  809
   Changes in assets and liabilities:
     Accounts receivable                             18                  (23)
     Prepaid expenses and other assets              (82)                (300)
     Accounts payable and other liabilities          46                  741
     Deferred revenue                               177                    6
                                             ------------        ------------
Net cash provided by operating activities         4,291                1,648
                                             ------------        ------------

Investing Activities
  Additions to storage facilities               (18,745)              (2,084)
  Additions to other assets                          (3)                   0
  Restricted cash                                     0                  (91)
                                             ------------        ------------
Net cash used in investing activities           (18,748)              (2,175)
                                             ------------        ------------

Financing Activities
  Proceeds from line of credit draw down         18,809                    0
  Dividends paid                                 (3,809)                   0
  Proceeds from issuance of mortgages                 0                1,240
  Mortgage principal payments                         0                 (540)
  Capital Contributions                               0                  650
  Cash Contributions                                  0                 (855)
                                             ------------        ------------
Net cash provided by financing activities        15,000                  495
                                             ------------        ------------
Net increase (decrease) in cash                     543                  (32)
Cash at beginning of period                         732                1,045
                                             ------------        ------------
Cash at end of period                       $     1,275           $    1,013
                                             ============        ============

Supplemental cash flow information
 Cash paid for interest                    $        278           $    1,628

See notes to financial statements.

                   SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                          PREDECESSORS TO THE COMPANY)

                   STATEMENT OF CASH FLOWS OF THE COMPANY AND
              COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSORS
                                 (In Thousands)


Supplemental cash flow information

Cash paid for acquisition properties                           $    18,668
Cash paid for building improvements                                     77
                                                              -------------
Cash paid for storage facilities per
  statement of cash flows                                           18,745
Additions to storage facilities, December 31, 1995                 156,780
Fair value of net liabilities assumed of the
  partnerships and Sovran Capital, Inc.                              2,681
Investment in storage facilities per financial                -------------
  statements                                                     $ 178,206
                                                              =============


























See notes to financial statements.

                   Notes to Consolidated Financial Statements

1.  Organization

Sovran Self Storage, Inc. (the Company), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.

Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self-storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 18 self-storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31, 1996 to 92 properties.

2.  Summary of Significant Accounting Policies

Basis of Presentation:
The Company was formed on April 19, 1995, and commenced operations effective with the completion of the Offering on June 25, 1995. Accordingly, there are no historical results of operations for the Company for the three months ended March 31, 1995.

All of the Company's assets are owned by, and all its operations conducted through Sovran Acquisition Limited Partnership (the Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is the sole limited partner of the Partnership. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

The combined statements of operations and the combined statements of cash flows for the period ended March 31, 1995 reflect the results of operations of Sovran Capital, Inc. and the Sovran Partnerships (the Predecessor). Such financial statements have been presented on a combined basis because the entities were the subject of the business combination described in Note 1. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents:
The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition:
Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue.

Interest and Other Income:
Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies) and commissions from truck rentals.

Investment in Storage Facilities:
Storage facilities are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements which extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets:
In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in January, 1996 and has not realized, nor expects to realize, any material effect from this adoption.

Prepaid Expenses and Other Assets:
Included in prepaid expenses and other assets are prepaid operating expenses and intangible assets. The intangible assets at March 31, 1996 consist primarily of loan acquisition costs of approximately $481, net of accumulated amortization of approximately $294, organizational costs of approximately $56, net of accumulated amortization of approximately $7, and a covenant not to compete of approximately $321, net of accumulated amortization of approximately $29. Loan acquisition costs are amortized over the terms of the related debt, organization costs are amortized over 5 years, and the covenant is amortized over the contract period of the agreement.

Income Per Share:
Net income per share is calculated using the weighted average number of shares outstanding during the period. In the first quarter of 1996, the impact of outstanding stock options is not materially dilutive.

Reclassifications:
Certain previously reported amounts have been reclassified to conform with the current year presentation.

Income Taxes:
The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying financial statements.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Investment in Storage Facilities

The following summarizes activity in storage facilities during the period (in thousands):

Cost
Balance at December 31, 1995 . . . . . . . . . . . . . . . . . . .$159,461
Property Acquisitions  . . . . . . . . . . . . . . . . . . . . . .  18,669
Improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .      76
                                                                 ----------
Balance at March 31, 1996  . . . . . . . . . . . . . . . . . . . .$178,206
                                                                 ----------

Accumulated Depreciation
Balance at March 31, 1996        . . . . . . . . . . . . . . . . .$  2,348



4.  Line of Credit
In June, 1995, the Company entered into an agreement with a financial institution to establish a two-year revolving credit facility for up to $60 million, secured by real estate. At March 31, 1996, the Company had identified and pledged properties sufficient to provide $45 million of such borrowings. At the Company's option, and upon pledging additional properties, the line can be increased an additional $15 million. Interest on outstanding balances is payable monthly at 260 basis points above LIBOR. The commitment fee was $281,250, and there is a facility fee attached to the line at the following rates: i) .25% if the unused commitment (UC) is less than $30 million, or ii).375% if UC is greater than $30 million. At March 31, 1996, the Company was at the .25% rate.

The loan agreement related to the line of credit provides for certain restrictive covenants based on net worth and cash flow.

At March 31, 1996, the Company had an outstanding balance of $23.8 million on the line of credit.

5.  Pro Forma Financial Information (Unaudited)

The following unaudited pro forma Condensed Statement of Operations is presented as if the consummation of the Offering, the purchase of the 12 Acquisition Properties, and the subsequent purchase of 18 additional storage facilities had occurred at the beginning of the periods presented. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company and the Predecessors, and the application of the proceeds of the Offering. It should be read in conjunction with the financial statements of the Company and the Predecessors and notes thereto included elsewhere herein and in the Prospectus dated June 20, 1995, relating to its initial public offering of shares. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(in thousands, except per share data)

                                             Three Months Ended March 31,
                                                      1996           1995
Revenues:
  Rental income                                  $   7,380        $  7,013
  Other income                                          91              84
                                                 ----------       ---------
     Total revenues                                  7,471           7,097

Expenses:
  Property operations & maintenance                  1,599           1,531
  Real estate taxes                                    555             526
  General and administrative                           507             507
  Interest                                             278             278
  Depreciation and amortization                        980             980
                                                 ----------       ---------
     Total Expenses                                  3,966           3,869
                                                 ----------       ---------

Net income                                       $   3,552        $  3,275
                                                 ----------       ---------

Earnings per share                               $    0.47        $   0.43
                                                 ----------       ---------

Common shares used in earnings
  per share calculation                          7,542,171         7,542,171


6.  Stock Options
The Company had established the 1995 Stock Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four years, and must be exercised within 10 years from the date of grant. The exercise price for qualified incentive options must be at least equal to the fair market value at the date of grant. The Plan expires March 31, 2006. As of March 31, 1996, options for 258,000 shares had been granted under the Plan at an exercise price of $23.00 per share. The total options available under the plan is 400,000.

The Company also established the Stock Option Plan for Nonemployee Directors (the Nonemployee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Nonemployee Plan provides for the annual granting of options to purchase 2,500 shares of common stock. Such options vest upon continued service until the next annual meeting of the Company. The total shares reserved under the Nonemployee Plan is 50,000. The exercise price for options granted under the Nonemployee Plan is equal to fair market value at date of grant. As of March 31, 1996, options for 10,000 shares had been granted under the Nonemployee Plan at an exercise price of the average market price of $23.00 per share.

7.  Commitments and Contingencies
The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

As of March 31, 1996, the Company had entered into contracts for the purchase of three self-storage facilities. All of these facilities are scheduled to be acquired in May, 1996 at a total cost of $4.4 million.

8.  Legal Proceedings
The Company is a party to proceedings arising in the ordinary course of operation of self-stsorage facilities. However, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the Company.

A former business associate of Messrs. Attea, Myszka, Rogers and Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio, alleging breach of fiduciary duty, breach of contract, fraud and violation of trade name rights in connection with the Formation Transactions and the Offering. The lawsuit seeks money damages as well as declaratory and injunctive relief and an accounting. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for any loss arising from the lawsuit. The Company has answered denying the material allegations of the complaint and interposing nine affirmative defenses, and the parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit, and does not believe it will have a material adverse effect upon the Company.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

        The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
        The Company operates as a Real Estate Investment Trust (REIT) and owns and operates a portfolio of 92 self-storage facilities, providing storage space for business and personal use to some 40,000 customers in 15 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

Liquidity and Capital Resources
Revolving Credit Facility: In June, 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. At March 31, 1996, the Company had identified and pledged properties sufficient to provide $45 million of such borrowings; at the Company's option, and upon pledging additional properties, the line can be increased an additional $15 million. Interest on outstanding balances is payable monthly at 260 basis points above LIBOR. The commitment fee was $281,250, and the term of the agreement is for two years. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At March 31, 1996, the Company had remaining borrowing capacity of $21 million on the line.

Umbrella Partnership REIT: The Company was formed as an Umbrella Partnership Real Estate Investment Trust (UPREIT) and, as such, has the ability to issue
operating   partnership   (OP)  units  in  exchange  for  properties  sold  by
independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 1996, no OP units have been issued.

Acquisition of Properties: The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand in new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 1996, this strategy was implemented in new markets by acquiring five facilities in Texas: three facilities in the Dallas-Ft. Worth area and two facilities in San Antonio. The Company also increased its existing presence in Birmingham and Montgomery, Alabama, Newport News, Virginia, Charleston, South Carolina, and Tampa, Florida. Total acquisitions in the three months ended March 31, 1996 added 527,500 square feet of space and 4,000 rental units to the Company's portfolio.

Future Acquisition and Development Plans: The Company intends to continue its external growth strategy by increasing the number of facilities it owns in Florida, Alabama, North Carolina, and New York. It is also negotiating contracts to enter new markets in Virginia.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity: At March 31, 1996, the Company's debt to equity ratio was 16%, providing considerable flexibility and room for growth. Continued acquisition of existing properties represents the Company's principal liquidity requirement. As most of the Company's operating cash flow is expected to be used to pay dividends, see REIT Qualification and Distribution Requirements, the funds required to acquire these additional properties will be provided by borrowings pursuant to the revolving line of credit or other debt instruments and the issuance of OP units. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of limiting the Company's indebtedness at the time of incurrence to not more than 50% of market capitalization.


REIT Qualification and Distribution Requirements: As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 1996, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
The following discussion is based on the consolidated financial statements of the Company as of March 31, 1996 and the combined statements of Sovran Capital, Inc. and the Sovran Partnerships (the predecessors to the Company) as of March 31, 1995.
         The combined financial statements of Sovran Capital, Inc. and the Sovran Partnerships combine the results of operations of the partnerships that previously owned the properties and the management operations of Sovran Capital, Inc., all of which was contributed to the Company in the formation transactions. Sovran Capital, Inc. and the Sovran Partnerships are considered the predecessor entity to the Company, and the combined financial statements are presented for comparative purposes.

For the Period January 1, 1996 through March 31, 1996:
         Income during the period was derived from 60 properties operated by Sovran Capital, Inc. in 1994, 2 facilities purchased by Sovran Capital, Inc. in early 1995, 12 properties acquired concurrently with the initial public offering ("IPO") and 18 properties purchased by the Company since the IPO.
         The Company reported revenues of $6,944,000 during the period and incurred $2,027,000 in operating expenses, resulting in net operating income of $4,917,000. The gross operating margin of 71% is one of the highest in the
industry  and  reflects  a   corporate-wide   effort  to  operate  the  business
efficiently. General and administrative expenses of $513,000, interest expense of $278,000 and depreciation and amortization expenses of $980,000 were incurred during the period, resulting in a net income of $3,152,000.

Three Months Ended March 31, 1996, compared to Three Months Ended March 31,
1995:
         The following discussion compares the activities of the Company for the three months ended March 31, 1996 with the activities of Sovran Capital, Inc. and the Sovran Partnerships for the three months ended March 31, 1995.
         Total revenues increased from $4,816,000 for the three months ended March 31, 1995 to $6,944,000 for the three months ended March 31, 1996, an increase of $2,128,000, or 44%. Of this, $1,997,000 resulted from the acquisition of 32 properties during the period from March, 1995 through March, 1996. An additional $136,000 was realized by imposing an average 4% rental-rate increase at the 60 properties owned by the Company for the entire year 1995. Occupancy slipped slightly from 86.6% to 86.5%, primarily in the Company's Florida and northeastern markets; but overall, same-store revenues grew 4.06% for the three month period ended March 31, 1996 as compared to the same period in 1995.
         Property operating and real estate tax expense increased $630,000, or 45%, during the period. Of this, $577,000 was a result of absorbing additional expenses from operating the newly acquired properties. The remaining $53,000 is attributable to increased costs, primarily snow removal, in the operation of the Company's sites operated for more than one year.
         General and administrative expenses decreased $60,000 principally as a result of the elimination of partnership syndication, management and administration costs. These savings were offset by additional expenses associated with reporting as a public company.
         Interest expense decreased $1,350,000, because on June 25, 1995, all outstanding debt of Sovran Capital, Inc. and the Sovran Partnerships was paid from the proceeds of the public offering. A sum of $18,809,000 was borrowed pursuant to the Company's line of credit during the three months ended March 31, 1996, and the $5,000,000 owed at December 31, 1995 on that same line of credit is still outstanding. These borrowings resulted in an interest expense of $278,000.
         Earnings before interest, depreciation, and amortization increased from $2,852,000 to $4,410,000, an increase of $1,558,000, or 54.6%.

Pro Forma Three Months Ended March 31, 1996 Compared to Pro Forma Three Months Ended March 31, 1995:
         The Company believes that pro forma results of operations are important to provide an understanding of results of operations in its first year of operation. The pro forma information includes the results of the 32 properties acquired in 1995 and 1996 as if they had been acquired on January 1, 1995.
         First quarter 1996 revenues were $7,471,000, an increase of 5.3% over first quarter 1995 revenues. This increase was achieved by increasing rental rates by 4.2%, and increasing occupancy by 1.1%. Property operating expense increased by 4.4%, and real extate taxes increased by 5.5% over 1995 levels. Accordingly, net operating income improved from $5,040,000 in 1995 to $5,317,000 in 1996, an increase of 5.5%.

Inflation
The Company does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Company with the opportunity to achieve increases in rental income as each lease matures.

Seasonality
The Company's revenues typically have been higher in the third and fourth quarter, primarily because the Company increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Company believes that its tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to affect materially distributions to shareholders.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings
         Not Applicable

Item 2   Changes in Securities
         Not Applicable

Item 3   Defaults Upon Senior Securities
         Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5   Other Information
         Not Applicable

Item 6 Exhibits and Reports on 8-K
         (a)  Exhibits:  None required
         (b)  Reports on Form 8-K:
                No reports on Form 8-K were required to be filed during the quarter ended March 31, 1996.

                            SOVRAN SELF STORAGE, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SOVRAN SELF STORAGE, INC.
                                   Registrant


May 15, 1996                       David L. Rogers
Date
                                   David L. Rogers
                                   Chief Financial Officer and Secretary