Form 10-Q
period 1996-06-30
SOVRAN SELF STORAGE INC
filed 1996-08-14
CIK 944314

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/96

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-13820


                            Sovran Self Storage, Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Maryland                                                     16-1194043

                            Sovran Self Storage, Inc.
                                5166 Main Street
                             Williamsville, NY 14221
                                 (716) 633-1850


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Shares, $.01 Par Value                                7,544,171

Part I.  Financial Information

Item 1.  Financial Statements


                            SOVRAN SELF STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                         Sovran Self             Sovran Self
                                       Storage, Inc. at        Storage, Inc. at
                                        June 30, 1996         December 31, 1995
                                         (Unaudited)              (Audited)

Assets
  Investment in storage facilities:
   Land                                $    43,503            $    36,640
   Building and equipment                  147,913                122,821
                                        -----------             ----------
                                           191,416                159,461
   Less: accumulated depreciation           (3,284)                (1,497)
                                        -----------             ----------
 Investment in storage facilities, net    188,132                157,964
  Cash and cash equivalents                  2,369                    732
  Accounts receivable                          317                    297
  Prepaid expenses and other assets          1,595                  1,444
                                        -----------             ----------
Total assets                            $  192,413             $  160,437
                                        ===========             ==========

Liabilities
  Line of credit                       $    36,809             $    5,000
  Accounts payable and accrued
   liabilities                               1,649                    908
  Deferred revenue                           1,256                    980
  Accrued dividends                          3,810                  3,809
                                        ------------            ----------
Total liabilities                           43,524                 10,697

Shareholders' Equity
  Common stock $.01 par value,
   100,000 shares authorized, 7,544
   shares issued and outstanding                75                     75
  Additional paid-in capital               150,733                150,727
  Dividends in excess of net income         (1,919)                (1,062)
                                         ------------           -----------
Total shareholders' equity                 148,889                149,740
                                         ------------           -----------

Liabilities and shareholders' equity   $   192,413             $  160,437
                                         ============           ===========


See notes to financial statements.


                          SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                      SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                               PREDECESSORS TO THE COMPANY)

                  CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                    COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSORS
                          (In Thousands, Except Per Share Amounts)


                                                   Company                        Predecessors
                                    ---------------------------------------      ---------------
                                                                                 Sovran Capital,
                                     Sovran Self               Sovran Self       Inc. and Sovran
                                    Storage, Inc.             Storage, Inc.       Partnerships
                                    April 1, 1996             June 26, 1995       April 1, 1995
                                         to                         to                 to
                                    June 30, 1996             June 30, 1995       June 25, 1995
                                     (Unaudited)                (Audited)           (Audited)

Revenues:
  Rental income                      $   7,814                 $      347          $   4,557
  Interest and other income                146                          5                159
                                     ----------                -----------         -----------
    Total revenues                       7,960                        352              4,716

Expenses:
  Property operations & maintenance      1,500                         83              1,013
  Real estate taxes                        566                         23                359
  General and administrative               608                         29              1,007
  Interest                                 611                          6              1,640
  Depreciation and amortization          1,065                         47                801
                                     ----------                -----------         ------------
    Total expenses                       4,350                        188              4,820
                                     ----------                -----------         ------------

Net income                           $   3,610                 $      164          $    (104)
                                     ==========                ===========         ============

Earnings per share                   $    0.48                 $     0.02
                                     ==========                ===========

Common shares used in earnings per
   share calculation                  7,544,171                  6,840,921

Dividends declared per share         $    0.505                $     0.00
                                     ===========               ============







See notes to financial statements.



                         SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                     SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                               PREDECESSORS TO THE COMPANY)

                  CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                    COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSORS
                         (In Thousands, Except Per Share Amounts)


                                                   Company                        Predecessors
                                    ----------------------------------------     ---------------
                                                                                 Sovran Capital,
                                      Sovran Self              Sovran Self       Inc. and Sovran
                                     Storage, Inc.            Storage, Inc.       Partnerships
                                    January 1, 1996           June 26, 1995      January 1, 1995
                                          to                        to                 to
                                     June 30, 1996            June 30, 1995       June 25, 1995
                                      (Unaudited)               (Audited)           (Audited)

Revenues:
  Rental income                        $  14,671                $      347         $   9,260
  Interest and other income                  233                         5               272
                                       ----------               -----------        -----------
    Total revenues                        14,904                       352             9,532


Expenses:
  Property operations & maintenance        3,014                        83             2,061
  Real estate taxes                        1,079                        23               708
  General and administrative               1,115                        29             1,574
  Interest                                   889                         6             3,268
  Depreciation and amortization            2,045                        47             1,610
                                       ----------               -----------        -----------
    Total expenses                         8,142                       188             9,221
                                       ----------               -----------        -----------

Net income                             $   6,762                $      164         $     311
                                       ===========              ===========        ===========

Earnings per share                     $    0.90                $     0.02
                                       ===========              ===========

Common shares used in earnings per
   share calculation                    7,543,993                6,840,921

Dividends declared per share           $    1.01                $     0.00
                                       ===========              ===========






See notes to financial statements.




                   SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                          PREDECESSORS TO THE COMPANY)

            CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
              COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSORS
                                 (In Thousands)

                                                                Company                       Predecessors

                                                                                             Sovran Capital,
                                                  Sovran Self             Sovran Self        Inc. and Sovran
                                                 Storage, Inc.           Storage, Inc.        Partnerships
                                                January 1, 1996          June 26, 1995       January 1, 1995
                                                       to                     to                   to
                                                 June 30, 1996           June 30, 1995        June 25, 1995
                                                  (Unaudited)              (Audited)            (Audited)
Operating Activities
Net income                                        $    6,762              $       164          $       311
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                      2,045                       47                1,610
    Changes in assets and liabilities:
      Accounts receivable                                (20)                       6                  (46)
      Prepaid expenses and other assets                 (400)                     289                 (849)
      Accounts payable and other liabilities             742                      (51)                 891
      Deferred revenue                                   276                       13                   86
                                                  --------------          --------------       -------------
Net cash provided by operating activities              9,405                      468                2,003
                                                  --------------          --------------       -------------

Investing Activities
  Additions to storage facilities                    (31,955)                (136,688)              (3,478)
  Additions to other assets                               (3)                    (797)                   0
  Restricted cash                                          0                        0                  138
                                                  --------------          --------------       -------------
Net cash used in investing activities                (31,958)                (137,485)              (3,340)
                                                  --------------          --------------       -------------

Financing Activities
  Net proceeds from sale of common stock                   0                  133,876                    0
  Proceeds from line of credit draw down              31,809                    5,000                    0
  Dividends paid                                      (7,619)                       0                    0
  Proceeds from issuance of mortgages                      0                        0                2,821
  Mortgage principal payments                              0                        0               (1,500)
  Capital Contributions                                    0                        0                  965
  Cash Contributions                                       0                        0               (1,779)
                                                  --------------          --------------       -------------
Net cash provided by financing activities             24,190                  138,876                  507
                                                  --------------          --------------       -------------
Net increase (decrease) in cash                        1,637                    1,859                 (830)
Cash at beginning of period                              732                        0                1,045
                                                  --------------          --------------       -------------

Cash at end of period                             $    2,369              $     1,859          $       215
                                                  ==============          ==============       =============
Supplemental cash flow information
Cash paid for interest                            $      889              $         6          $     3,268



See notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  Organization

         Sovran Self Storage, Inc. (the Company), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.
         Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self-storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 26 self-storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 1996 to 100 properties.


3.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of June 30, 1996, the Company had entered into contracts for the purchase of 7 self-storage facilities. All of these facilities are scheduled to be acquired in July and August, 1996 at a total cost of $19.5 million.

4.  Pro Forma Financial Information

         The following unaudited pro forma Condensed Statement of Operations is presented as if the consummation of the Offering, the purchase of the 12 Acquisition Properties, and the subsequent purchase of 26 additional storage facilities had occurred at the beginning of the periods presented. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company and the Predecessors, and the application of the proceeds of the Offering. It should be read in conjunction with the financial statements of the Company and the Predecessors and notes thereto included elsewhere herein and in the Prospectus dated June 20, 1995, relating to its initial public offering of shares. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(in thousands, except per share data)

                                            Six Months Ended June 30,
                                                   1996             1995
Revenues:
  Rental income                             $      16,120        $     15,088
  Other income                                        239                 161
                                            --------------       -------------
     Total revenues                                16,359              15,249

Expenses:
  Property operations & maintenance                 3,310               3,293
  Real estate taxes                                 1,197               1,130
  General and administrative                        1,115               1,115
  Interest                                            889                 889
  Depreciation and amortization                     2,045               2,045
                                            --------------       -------------
     Total Expenses                                 8,556               8,472
                                            --------------       -------------

Net income                                  $       7,803        $      6,777
                                            --------------       -------------

Earnings per share                          $        1.03        $       0.90
                                            --------------       -------------

Common shares used in earnings
per share calculation                           7,544,171           7,544,171


5.  Legal Proceedings
         The Company is a party to proceedings arising in the ordinary course of operation of self-storage facilities. However, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the Company.
         A former business associate of Messrs. Attea, Myszka, Rogers and Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio, alleging breach of fiduciary duty, breach of contract, fraud and violation of trade name rights in connection with the Formation Transactions and the Offering. The lawsuit seeks money damages as well as declaratory and injunctive relief and an accounting. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for any loss arising from the lawsuit. The Company has answered denying the material allegations of the complaint and interposing nine affirmative defenses, and the parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit, and does not believe it will have a material adverse effect upon the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 100 self-storage facilities, providing storage space for business and personal use to some 40,000 customers in 15 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

Liquidity and Capital Resources

Revolving Credit Facility
         In June, 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. At June 30, 1996, the Company had identified and pledged properties sufficient to provide $45 million of such borrowings; at the Company's option, and upon pledging additional properties, the line can be increased an additional $15 million. Interest on outstanding balances is payable monthly at 260 basis points above LIBOR. The commitment fee was $281,250, and the term of the agreement is for two years. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At June 30, 1996, the Company had remaining borrowing capacity of $8 million on the line.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms.
As of June 30, 1996, no OP units have been issued.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand in new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 1996, the Company acquired a property in the Pittsburgh, PA market, and entered into a contract to acquire a second facility in that city. The Company also increased its existing presence in Syracuse, NY; Montgomery, Alabama; Lakeland, West Palm Beach, and Ft. Myers, FL. Total acquisitions in the three months ended June 30, 1996 added 359,000 square feet of space and 3,600 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company intends to continue its external growth strategy by increasing the number of facilities it owns in Florida, North Carolina, and Pennsylvania. It is also negotiating contracts to enter new markets in Virginia and Ohio.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         At June 30, 1996, the Company's debt to equity ratio was 25%, providing considerable flexibility and room for growth. Continued acquisition of existing properties represents the Company's principal liquidity requirement. As most of the Company's operating cash flow is expected to be used to pay dividends, see REIT Qualification and Distribution Requirements, the funds required to acquire these additional properties will be provided by borrowings pursuant to the revolving line of credit or other debt instruments and the issuance of OP units. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of limiting the Company's indebtedness at the time of incurrence to not more than 50% of market capitalization.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended June 30, 1996, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations

         The following discussion is based on the consolidated financial statements of the Company as of June 30, 1996 and the five day period ended June 30,1995 and the combined statements of Sovran Capital, Inc. and the Sovran Partnerships (the Predecessors to the Company) as of June 25, 1995.
         The combined financial statements of Sovran Capital, Inc. and the Sovran Partnerships combine the results of operations of the partnerships that previously owned the properties and the management operations of Sovran Capital, Inc., all of which was contributed to the Company in the formation transactions. Sovran Capital, Inc. and the Sovran Partnerships are considered the predecessor entity to the Company, and the combined financial statements are presented for comparative purposes.

For the period April 1, 1996 through June 30, 1996
         Income during the period was derived from 61 properties operated by Sovran Capital, Inc. in 1994 and the first quarter of 1995, 1 facility purchased by Sovran Capital, Inc. in April, 1995, 12 properties acquired concurrently with the initial public offering ("IPO") and 26 properties purchased by the Company since the IPO.
         The Company reported revenues of $7,960,000 during the period and incurred $2,066,000 in operating expenses, resulting in net operating income of $5,894,000. The gross operating margin of 74% is one of the highest in the industry and reflects a corporate-wide effort to operate the business efficiently. General and administrative expenses of $608,000, interest expense of $611,000 and depreciation and amortization expenses of $1,065,000 were incurred during the period, resulting in a net income of $3,610,000.

Three months ended June 30, 1996, compared to Three months ended June 30, 1995
         The following discussion compares the activities of the Company for the three months ended June 30, 1996 with the activities of Sovran Capital, Inc. and the Sovran Partnerships for the period ended June 25, 1995, and the Company for the five day period ended June 30, 1995.
         Total revenues increased from $5,068,000 for the three months ended June 30, 1995 to $7,960,000 for the three months ended June 30, 1996, an increase of $2,892,000, or 57%. Of this, $1,997,000 resulted from the acquisition of 39 properties during the period from April, 1995 through June, 1996. An additional $287,000 was realized by imposing an average 4% rental-rate increase at the 61 properties owned by the Company at March 31, 1995. Occupancy increased from 87% to 90.3%, primarily in the Company's Northeastern and Ohio markets; overall, same-store revenues grew 5.87% for the three month period ended June 30, 1996 as compared to the same period in 1995.
         Property operating and real estate tax expense increased $588,000, or 40%, during the period. $690,000 was a result of absorbing additional expenses from operating the newly acquired properties. The Company realized a net decrease of $102,000 in the operations of its sites operated more than one year, primarily a result of payroll efficiencies and successful property tax protests.
         General and administrative expenses decreased $428,000 principally as a result of elimination of partnership management and administrative costs.
         Interest expense decreased a net $1,035,000, because on June 25, 1995, all outstanding debt of Sovran Capital, Inc. and the Sovran Partnerships was paid from the proceeds of the public offering. A sum of $31,809,000 was borrowed pursuant to the Company's line of credit during the first six months of 1996, and the $5,000,000 owed at December 31, 1995 on that same line of credit is still outstanding. These borrowings resulted in an interest expense of $611,000 during the quarter ended June 30, 1996.
         Earnings before interest, depreciation, and amortization increased from $2,554,000 to $5,286,000, an increase of $2,732,000, or 107%.

Six months ended June 30, 1996, compared to Six months ended June 30, 1995
         The following discussion compares the activities of the Company for the six months ended June 30, 1996 with the activities of Sovran Capital, Inc. and the Sovran Partnerships for the period ended June 25, 1995, and the Company for the five day period ended June 30, 1995.
         Total revenues increased from $9,884,000 for the six months ended June 30, 1995 to $14,904,000 for the six months ended June 30, 1996, an increase of $5,020,000, or 51%. Of this, $4,544,000 resulted from the acquisition of 40 properties during the period from January, 1995 through June, 1996. An additional $476,000 was realized by imposing an average 2.3% rental-rate increase at the 60 properties owned by the Company for the entire year 1995. Occupancy increased from 86.6% to 90.3%, and same-store revenues grew 4.98% for the six month period ended June 30, 1996 as compared to the same period in 1995.
         Property operating and real estate tax expense increased $1,218,000, or 42%, during the period. $1,261,000 was a result of absorbing additional expenses from operating the newly acquired properties; a credit of $43,000 is attributable to decreased costs in the operation of the Company's sites operated for more than one year, and the result of successful property tax protests.
         General and administrative expenses decreased $488,000 principally as a result of elimination of partnership syndication management and administration costs.
         Interest expense decreased a net of $2,385,000, because on June 25, 1995, all outstanding debt of Sovran Capital, Inc. and the Sovran Partnerships was paid from the proceeds of the public offering. A sum of $31,809,000 was borrowed pursuant to the Company's line of credit during the first six months of 1996, and the $5,000,000 owed at December 31, 1995 on that same line of credit is still outstanding. These borrowings resulted in an interest expense of $889,000 during the six months ended June 30, 1996.
         Earnings before interest, depreciation, and amortization increased from $5,406,000 to $9,696,000, an increase of $4,290,000, or 79%.

Pro Forma Six Months Ended June 30, 1996 Compared to Pro Forma Six Months Ended June 30, 1995
         The Company believes that pro forma results of operations are important to provide an understanding of results of operations in its first year of operation. The pro forma information includes the results of the 40 properties acquired in 1995 and 1996 as if they had been acquired on January 1, 1995.
         Revenues for the six months ended June 30, 1996 were $16,359,000 compared to revenues of $15,249,000 for the same period in 1995, an increase of 7.3%. This improvement is primarily due to an increase in overall occupancy from 87% to 90.3%, and rental rate increases ranging from 2% to 8% at the properties.
         Property operating costs and property tax expense increased by less than 1% over the prior year period. The Company believes the efficiencies it obtains by "clustering" its properties in market areas, its attention to cost saving measures and its persistence in protesting property tax increases has enabled it to effectively contain its costs.
         Operating income increased from $10,826,000 to $11,852,000, an improvement of 9.5% as a result of the above.

Inflation

         The Company does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Company with the opportunity to achieve increases in rental income as each lease matures.

Seasonality

         The Company's revenues typically have been higher in the third and fourth quarters, primarily because the Company increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Company believes that its tenant mix, diverse geographical locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to affect materially distributions to shareholders.

Part II.  Other Information

Item 1.  Legal Proceedings

                  The Company is a party to proceedings arising in the ordinary course of operation of self-storage facilities. However, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the Company.
         A former business associate of Messrs. Attea, Myszka, Rogers and Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio, alleging breach of fiduciary duty, breach of contract, fraud and violation of trade name rights in connection with the Formation transactions and the Offering. The lawsuit seeks money damages as well as declaratory and injunctive relief and an accounting. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for any loss arising from the lawsuit. The Company has answered denying the material allegations of the complaint and interposing nine affirmative defenses, and the parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit, and does not believe it will have a material adverse effect upon the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

a.)  The date of the annual meeting was May 8, 1996.

b.)      Directors         Votes      Votes      Votes   Abstentions   Broker
                            For      Against   Withheld               Nonvotes
      Robert J. Attea     6,237,334     0       17,186        0       1,287,651
      Kenneth F. Myszka   6,237,334     0       17,186        0       1,287,651
      Charles E. Lannon   6,237,334     0       17,186        0       1,287,651
      John Burns          6,237,334     0       17,186        0       1,287,651
      Michael A. Elia     6,237,334     0       17,186        0       1,287,651
      Anthony P. Gammie   6,237,334     0       17,186        0       1,287,651

c.) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 1996.

         Votes For:                 6,230,975
         Votes Against:                 5,500
         Votes Withheld:                    0
         Abstentions:                  18,045
         Broker Nonvotes:           1,287,651

Item 6.  Exhibits and Reports on Form 8-K

1.  None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

By:      David L. Rogers
         David L. Rogers
         Chief Financial Officer and Secretary

Date: August 14, 1996