Form 10-Q
period 1996-09-30
SOVRAN SELF STORAGE INC
filed 1996-11-14
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/96

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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



                                        Sovran Self           Sovran Self
                                      Storage,Inc.at         Storage,Inc.at
                                       September 30,           December 31,
                                          1996                   1995
                                        (Unaudited)
                                   --------------------------------------------
Assets
 Investment in storage facilities:
   Land                                $     48,484        $     36,640
   Building and equipment                   166,580             122,821
                                        ------------        -----------
                                            215,064             159,461
   Less: accumulated
    depreciation                             (4,329)             (1,497)
                                        ------------         -----------
 Investments in storage facilities,
    net                                     210,735             157,964
  Cash and cash equivalents                   2,255                 732
  Accounts receivable                           446                 297
  Prepaid expenses and other assets           2,761               1,444
                                        -----------           ---------
          Total Assets                 $    216,197        $    160,437
                                       ============        ============

Liabilities
  Line of credit                       $     59,310        $      5,000
  Accounts payable and
   accrued liabilities                        2,585                 908
  Deferred revenue                            1,282                 980
  Accrued dividends                           3,932               3,809
  Minority interest                             477                ----
                                         ----------            --------

          Total Liabilities                  67,586              10,697

Shareholders' Equity
 Common stock $.01 par value,
  100,000 shares authorized,
  7,544 shares issued and
  outstanding                          $          75       $         75
 Additional paid-in
     capital                                 150,778            150,727
 Unearned restricted stock                       (42)              ----
 Dividends in excess of net income            (2,200)            (1,062)
                                         ------------        -----------
           Total shareholders'equity         148,611            149,740
                                         ------------        -----------


Liabilities and shareholders
   equity                               $     216,197      $    160,437
                                         =============      ============




See notes to financial statements.

                                             SOVRAN SELF STORAGE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In Thousands, Except Per Share Amounts)





                                       Sovran Self             Sovran Self
                                       Storage,Inc.            Storage,Inc.
                                       July 1,1996             July 1, 1996
                                           to                      to
                                    September 30, 1996       September 30, 1995
                                        (Unaudited)             (Unaudited)
                                  ---------------------------------------------
Revenues:
  Rental income                     $          8,911         $          6,126
  Interest and other income                      123                      217
                                     ---------------          ---------------
     Total revenues                            9,034                    6,343

Expenses:
  Property operations & maintenance            1,806                    1,224
  Real estate taxes                              704                      423
  General and administrative                     710                      424
  Interest                                       956                       76
  Depreciation and amortization                1,207                      983
                                     ---------------          ---------------
     Total expenses                            5,383                    3,130
                                     ---------------          ---------------

Income before minority interest            3,651                    3,213

  Minority interest                               (7)                    ----
                                     ----------------         ---------------
Net income                          $          3,644         $          3,213
                                     ================         ================


Earnings per share                  $           0.48         $           0.44
                                      ===============          ===============

Common shares used in earnings per
  share calculation                        7,544,171                7,321,118

Dividends declared per share        $           0.52         $           0.51

See notes to financial statements.

                      SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                   SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                              PREDECESSORS TO THE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                 COMBINED STATEMENTS OF OPERATIONS OF THE PREDECESSORS
                        (In Thousands, Except Per Share Amounts)




                                               Company                              Predecessors
                             --------------------------------------------------  -------------------------
                                                                                    Sovran Capital,
                                 Sovran Self              Sovran Self              Inc. and Sovran
                                Storage, Inc.           Storage, Inc.               Partnerships
                               January 1, 1996           June 26, 1995             January 1, 1995
                                      to                       to                         to
                             September 30, 1996       September 30, 1995           June 25, 1995
                                 (Unaudited)              (Unaudited)                (Unaudited)
                             --------------------------------------------------  -------------------------
Revenues:
  Rental income                      $          23,582        $           6,473          $           9,260
  Other income                                     357                      222                        272
                                      ----------------         ----------------           ----------------
     Total revenues                             23,939                    6,695                      9,532

Expenses:
  Property operations & maintenance              4,820                    1,307                      2,061
  Real estate taxes                              1,783                      446                        708
  General and administrative                     1,825                      453                      1,574
  Interest                                       1,846                       82                      3,268
  Depreciation and amortization                  3,252                    1,030                      1,610
                                      ----------------         ----------------           ----------------
     Total expenses                             13,526                    3,318                      9,221
                                      ----------------         ----------------           ----------------

Income before minority interest                 10,413                    3,377                        311

  Minority interest                                 (7)                    ----                       ----
                                      ----------------          ---------------            ---------------


Net income                           $          10,406        $           3,377         $              311
                                     =================        =================         ==================




Earnings per share                   $            1.38        $            0.46
                                      ================         ================

Common shares used in earnings per
  share calculation                          7,544,053                7,321,118

Dividends declared per share         $            1.53        $            0.53

See notes to financial statements.

                             SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
                         SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
                                     PREDECESSORS TO THE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                       COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSORS
                                           (In Thousands)

                                                   Company                           Predecessors
                                                   -------                           ------------
                                                                                    Sovran Capital,
                                         Sovran Self          Sovran Self           Inc.and Sovran
                                         Storage,Inc.         Storage,Inc.           Partnerships
                                       January 1, 1996       June 26, 1995         January 1, 1995
                                            to                     to                     to
                                        September 30,         September 30,            June 25,
                                            1996                  1995                   1995
                                         (Unaudited)          (Unaudited)             (Unaudited)
                                            -----                -----                   -----



Operating Activities
Net income ..............................$     $10,406         $      3,377            $        311
Adjustments to reconcile net income
to net cash provided by operating
 activities:
Depreciation and amortization                   3,252                 1,030                   1,610
Minority interest                                   7                  ----                    ----
Changes in assets and liabilities:
Accounts receivable                              (149)                   31                     (46)
Prepaid expenses and other assets                (479)                    3                    (849)
Accounts payable and other liabilities          1,679                  (342)                    891
Deferred revenue                                  301                  (225)                     86
                                            ---------             ---------                ---------
Net cash provided by operating
 activities                                    15,017                 3,874                   2,003
                                            ---------             ---------                ---------

Investing Activities
Additions to storage facilities               (55,124)             (143,145)                 (3,478)
Additions to other assets                      (1,252)                 (811)                   ----
Restricted cash                                  ----                  ----                     138
                                            ---------             ---------                --------
Net cash used in investing activities         (56,376)             (143,956)                 (3,340)
                                            ---------             ---------                ---------

Financing Activities
Net proceeds from sale of common stock          ----                149,918                    ----
Proceeds from line of credit draw down         54,310                  ----                    ----
Dividends paid                                (11,428)                 ----                    ----
Proceeds from issuance of mortgages              ----                  ----                   2,821
Mortgage principal payments                      ----                  ----                  (1,500)
Capital contributions                            ----                  ----                     965
Cash distributions                               ----                  ----                  (1,779)
                                            ---------             ---------                --------
Net cash provided by financing activities      42,882               149,918                     507
                                            ---------             ---------                ---------
Net increase (decrease) in cash                 1,523                 9,836                    (830)
Cash at beginning of period                       732                  ----                   1,045
                                            ---------             ---------                ---------

Cash at end of period                      $    2,255          $      9,836           $         215
                                            =========              =========               =========

Supplemental cash flow information
Cash paid for interest                     $    1,846          $         82           $       3,268


See notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  Organization

         Sovran Self Storage, Inc. (the Company), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.
         Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self-storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 35 self-storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 1996 to 109 properties.


3.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of September 30, 1996, the Company had entered into contract for the purchase of a self-storage facility which is scheduled to be acquired in October for a total cost of $1.4 million.

4.  Pro Forma Financial Information

         The following unaudited pro forma Condensed Statement of Operations is presented as if the consummation of the Offering, the purchase of the 12 Acquisition Properties, and the subsequent purchase of 35 additional storage facilities had occurred at the beginning of the periods presented. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company and the Predecessors, and the application of the proceeds of the Offering. It should be read in conjunction with the financial statements of the Company and the Predecessors and notes thereto included elsewhere herein and in the Prospectus dated June 20, 1995, relating to its initial public offering of shares. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(in thousands, except per share data)

                                               Nine Months Ended September 30,
                                                        1996         1995
                                                    ----------   ----------
Revenues:
  Rental income                                    $   27,144   $   25,539
  Other income                                            371          686
                                                   ----------   ----------
     Total revenues                                    27,515       26,225

Expenses:
  Property operations & maintenance                     5,562        5,398
  Real estate taxes                                     2,072        1,889
  General and administrative                            1,825        1,825
  Interest                                              1,846        1,846
  Depreciation and amortization                         3,744        3,744
                                                    ----------   ----------
     Total Expenses                                    15,049       14,702
                                                    ----------   ----------

Income before minority interest                        12,466       11,523

  Minority interest                                       (31)         (29)
                                                   -----------   ----------
Net income                                       $     12,435    $  11,494
                                                    ==========    =========


Earnings per share                               $       1.65    $    1.52
                                                   ----------   ----------

Common shares used in earnings
per share calculation                               7,544,171    7,544,171


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

6.  Subsequent Events
         On October 1, 1996, the Company completed the offering of 2.75 million shares of its common stock. The offering was priced at $26.00 per share resulting in gross proceeds of $71.5 million. Net proceeds were approximately $67 million, of which $63 million was used to repay in full all indebtedness outstanding under the Company's $75 million credit facility.
         On October 11, 1996, the underwriters exercised their over-allotment option granted in connection with the Company's recent public offering and purchased 412,500 shares of the Company's common stock at $26.00 per share, resulting in net proceeds to the Company of approximately $10 million. The remainder of the net proceeds of the offering and from the exercise of the over-allotment option will be used to acquire additional self-storage facilities.
          Since September 30, 1996, the Company has completed the acquisition of $1.4 million of properties under contract. The Company has also entered into agreements to acquire 11 additional properties totalling $30.5 million subject to customary conditions of closing including satisfactory due diligence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 109 self-storage facilities, providing storage space for business and personal use to some 45,000 customers in 15 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

Liquidity and Capital Resources

Revolving Credit Facility
         In June, 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. In August, 1996, the Company executed a modification of the credit facility which increased the amount available to $75 million. Interest on outstanding balances is payable monthly at 190 basis points above LIBOR. The term of the agreement is for two years, expiring August 1998. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At September 30, 1996, the Company had remaining borrowing capacity of $16 million on the line.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms.
As of September 30, 1996, 18,787 OP units have been issued.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand in new markets by acquiring several facilities at once in those new markets. In the three months ended September 30, 1996, the Company acquired properties in the Cincinnati and Dayton, OH markets. The Company also increased its existing presence in Pittsburgh, PA, Jacksonville, FL, Charlotte, NC and in the Capitol region. Total acquisitions in the three months ended September 30, 1996 added 519,000 square feet of space and 5,200 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company intends to continue its external growth strategy by increasing the number of facilities it owns in Florida. It is also negotiating contracts to enter new markets in Ohio, New York, and Texas.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         At September 30, 1996, the Company's debt to equity ratio was 40%. In October, 1996, the Company successfully completed a common stock offering, resulting in the issuance of 3,162,500 shares, netting approximately $77 million. The proceeds were used to repay the entire outstanding balance on the line of credit, and provided an additional $15 million in cash. Continued acquisition of existing properties represents the Company's principal liquidity requirement. As most of the Company's operating cash flow is expected to be used to pay dividends, see REIT Qualification and Distribution Requirements, the funds required to acquire these additional properties will be provided by borrowings pursuant to the revolving line of credit or other debt instruments and the issuance of OP units. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of limiting the Company's indebtedness at the time of incurrence to not more than 50% of market capitalization.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended September 30, 1996, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.




Results of Operations

         The following discussion is based on the consolidated financial statements of the Company as of September 30, 1996 and the period from June 26, 1995 to September 30, 1995 and the combined statements of Sovran Capital, Inc. and the Sovran Partnerships (the Predecessors to the Company) as of June 25, 1995.
         The combined financial statements of Sovran Capital, Inc. and the Sovran Partnerships combine the results of operations of the partnerships that previously owned the properties and the management operations of Sovran Capital, Inc., all of which was contributed to the Company in the formation transactions. Sovran Capital, Inc. and the Sovran Partnerships are considered the predecessor entity to the Company, and the combined financial statements are presented for comparative purposes.

For the period July 1, 1996 through September 30, 1996
         Income during the period was derived from 62 properties operated by Sovran Capital, Inc. in 1994 and the first two quarters of 1995, 12 properties acquired concurrently with the initial public offering ("IPO") and 35 properties purchased by the Company since the IPO.
         The Company reported revenues of $9,034,000 during the period and incurred $2,510,000 in operating expenses, resulting in net operating income of $6,524,000. The gross operating margin of 72% is one of the highest in the industry and reflects a corporate-wide effort to operate the business efficiently. General and administrative expenses of $710,000, interest expense of $956,000, depreciation and amortization expenses of $1,207,000 and minor ity interest of $7,000 were incurred during the period, resulting in a net income of $3,644,000.

Three months ended September 30, 1996, compared to Three months ended September 30, 1995
         The following discussion compares the activities of the Company for the three months ended September 30, 1996 with the activities of the Company for the three months ended September 30, 1995.
         Total revenues increased from $6,343,000 for the three months ended September 30, 1995 to $9,034,000 for the three months ended September 30, 1996, an increase of $2,691,000, or 42%. Of this, $2,336,000 resulted from the acquisition of 35 properties during the period from July, 1995 through September, 1996, and $355,000 was realized as a result of increased rental rates and occupancy levels at the 74 properties owned by the Company at June 30, 1995. Overall, same-store revenues grew 5.76% for the three month period ended September 30, 1996 as compared to the same period in 1995.
         Property operating and real estate tax expense increased $863,000, or 52%, during the period. $747,000 was a result of absorbing additional expenses from operating the newly acquired properties. The Company realized an increase of $116,000 from the operations of its sites operated more than one year, primarily a result of increased property taxes.
         General and administrative expenses increased $286,000 principally as a result of the need for additional personnel and increased administrative costs associated with managing the 35 additional properties ($63,000), the expense of searching for and qualifying properties not purchased ($127,000) and investor relations costs ($96,000).
         Interest expense increased $880,000, because on June 25, 1995, all outstanding debt of Sovran Capital, Inc. and the Sovran Partnerships was paid from the proceeds of the public offering. A sum of $54,310,000 was borrowed pursuant to the Company's line of credit during the first nine months of 1996, and the $5,000,000 owed at December 31, 1995 on that same line of credit is still outstanding. These borrowings resulted in an interest expense of $956,000 during the quarter ended September 30, 1996.
         Earnings before interest, depreciation, amortization and minority interest increased from $4,272,000 to $5,814,000, an increase of $1,542,000, or 36%.

Nine months ended September 30, 1996, compared to Nine months ended September 30, 1995
         The following discussion compares the activities of the Company for the nine months ended September 30, 1996 with the activities of Sovran Capital, Inc. and the Sovran Partnerships for the period ended June 25, 1995, and the Company for the period from June 26, 1995 to September 30, 1995.
         Total revenues increased from $16,227,000 for the nine months ended September 30, 1995 to $23,939,000 for the nine months ended September 30, 1996, an increase of $7,712,000, or 47.5%. Of this, $6,977,000 resulted from the acquisition of 49 properties during the period from January, 1995 through September, 1996. An additional $735,000 was realized by imposing an average 3% rental-rate increase and an increase in occupancy at the 60 properties owned by the Company for the entire year 1995. Same-store revenues grew 5.03% for the nine month period ended September 30, 1996 as compared to the same period in 1995.
         Property operating and real estate tax expense increased $2,081,000, or 46%, during the period. $2,036,000 was a result of absorbing additional expenses from operating the newly acquired properties and $45,000 is attributable to a slight increase in costs in the operation of the Company's sites operated for more than one year.
         General and administrative expenses decreased $202,000 principally as a result of elimination of partnership syndication management and administration costs.
         Interest expense decreased a net of $1,504,000, because on June 25, 1995, all outstanding debt of Sovran Capital, Inc. and the Sovran Partnerships was paid from the proceeds of the public offering. A sum of $54,310,000 was borrowed pursuant to the Company's line of credit during the first nine months of 1996, and the $5,000,000 owed at December 31, 1995 on that same line of credit is still outstanding. These borrowings resulted in an interest expense of $1,846,000 during the nine months ended September 30, 1996.
         Earnings before interest, depreciation, amortization and minority interest increased from $9,678,000 to $15,511,000, an increase of $5,833,000, or 60%.

Pro Forma Nine Months Ended September 30, 1996 Compared to Pro Forma Nine Months Ended September 30, 1995
         The Company believes that pro forma results of operations are important to provide an understanding of results of operations in its first year of operation. The pro forma information includes the results of the 49 properties acquired in 1995 and 1996 as if they had been acquired on January 1, 1995.
         Revenues for the nine months ended September 30, 1996 were $27,515,000 compared to revenues of $26,225,000 for the same period in 1995, an increase of 4.9%. This improvement is primarily due to an increase in overall occupancy, and from rental rate increases ranging from 2% to 8% at the properties.
         Property operating costs and property tax expense increased by 4.8% over the prior year period. The Company believes the efficiencies it obtains by "clustering" its properties in market areas, its attention to cost saving measures and its persistence in protesting property tax increases has enabled it to effectively contain its costs.
         Operating income increased from $18,938,000 to $19,881,000, an improvement of 5% as a result of the above.


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


Item 2.  Changes in Securities
         Not Applicable



Item 3.  Defaults Upon Senior Securities
         Not Applicable



Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable



Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None Required


         (b)  Report on Form 8-K
                  Acquisition of 20 storage facilities.
                  No financial statements filed.
                  Date of Filing:  July 25, 1996.

                Report on Form 8-K/A
                  Acquisition  of  5  storage   facilities  in  addition  to  20
                    facilities previously reported.

                  Financial Statements:
                           Report of Independent Auditors
                           Acquisition   Facilities   Historical   Summaries  of
                               Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1995 and the six months ended June 30, 1996.
                           Acquisition Facilities Notes to Historical  Summaries
                               of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1995 and the six months ended June 30, 1996.

                  Pro Forma Financial Information
                         Sovran Self Storage, Inc., Pro Forma Combined Financial
                               Information
                         Sovran Self Storage, Inc., Pro Forma Combined Balance
                               Sheet as of June 30, 1996.
                         Sovran  Self  Storage,   Inc.,   Pro  Forma  Combined
                               Statement of Operations for the six months ended June 30, 1996.
                         Sovran  Self  Storage,   Inc.,   Pro  Forma  Combined
                               Statement  of  Operations   for  the  year  ended
                               December 31, 1995.
                         Sovran Self Storage, Inc., Notes to Pro Forma Combined
                               Financial Statements.

                  Exhibits:
                           Consent of Independent Auditors, Ernst & Young, LLP.

                  Date of Filing:  August 30, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

By:      /s/      David L. Rogers
David L. Rogers,  Chief Financial Officer and Secretary

Date: 11/14/96