Form 10-K
period 1996-12-31
SOVRAN SELF STORAGE INC
filed 1997-03-31
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1996

                 Commission File Number: 1-13820



                    Sovran Self Storage, Inc.
                    -------------------------
     (Exact name of Registrant as specified in its charter)


Maryland                                     16-1194043
--------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



                        5166 Main Street
                     Williamsville, NY 14221
                     -----------------------
            (Address of principal executive offices)
                           (Zip code)


                         (716) 633-1850
                         --------------
       (Registrant's telephone number including area code)


   Securities registered pursuant to Section 12(b) of the Act:


Title of Securities                 Exchanges on which Registered
-------------------                 -----------------------------
Common Stock, $.01 Par Value        New York Stock Exchange


   Securities registered pursuant to section 12(g) of the Act:
                               None


                   Exhibit Index is on Page 20

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   [ X ]  No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 24, 1997, 10,708,171 shares of Common Stock, $.01 par value per share were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $319,161,375 (based on the closing price of the Common Stock on the New York Stock Exchange on March 24, 1997).


               DOCUMENTS INCORPORATED BY REFERENCE

    1996 Annual Report to Shareholders of the Company
(Part II).

    Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 13, 1997 (Part III).

Part I

Item 1.  Business

     Sovran Self Storage, Inc., (the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") organized as a corporation under Maryland law on April 19, 1995. The Company was formed through the transfer for cash on June 26, 1995 of 62 self-storage properties previously owned by limited partnerships of which the Company's predecessor was the general partner, and the simultaneous acquisition of 12 additional self-storage properties from unrelated third parties, in connection with the consummation of the Company's initial public offering (the "Initial Offering") and related transactions (collectively, the "Formation Transactions"). From the Initial Offering until December 31, 1996, the Company acquired 37 additional self-storage properties from unrelated third parties. Twenty-nine of these 37 properties were acquired in 1996 and 8 were acquired in 1995. As of its year end, the Company owns and operates, a total of 111 self-storage properties (the "Properties"), consisting of approximately 5.8 million net rentable square feet. As of December 31, 1996, the Properties had a weighted average occupancy of 86% and a weighted average annual rent per occupied square foot of $7.41. Since January 1, 1997, the Company has acquired 17 properties with 931,254 square feet of storage space for $40.6 million. With the exception of 5 Properties located in Texas, all of the Company's Properties are located in 14 states in the eastern half of the United States. The Company believes that it is one of the largest operators of self-storage properties in the United States based on facilities owned.

    The Company seeks to increase cash flow and enhance shareholder value through aggressive management of the Properties and selective acquisition of new self-storage properties. Aggressive property management entails increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving its Properties and, should economic conditions warrant, developing new properties. The Company believes that there continue to be significant opportunities for growth through acquisitions, and constantly seeks to acquire self-storage properties located primarily in the Eastern United States that are susceptible to realization of increased economies of scale and enhanced performance through the application of the Company's management expertise.

Industry Overview

    The Company believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

    The Company believes that the self-storage industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are leading to a consolidation in the self-storage industry. With its experience and in-house acquisition and management capabilities, the Company believes it is well positioned to continue to take advantage of potential growth opportunities resulting from this move to consolidation of the industry.

    The self-storage industry has also experienced relatively slow growth in supply in recent years, due to such factors, as well as restrictive zoning and other regulations and the substantial start up costs associated with the construction and lease-up of new facilities. Demand for self-storage service has increased significantly as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong due to its relative inelasticity and various other factors, including, population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness. Commercial users in particular are taking advantage of self-storage as a low cost alternative to warehouses and other commercial storage options. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Company estimates that commercial users account for approximately 30-35% of its total occupancy, which is substantially higher than the reported industry average of 23%.

Property Management

    The Company believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Company's management system include:

    - Recruiting, training and retaining capable, aggressive on-site Property Managers;

    - Motivating Property Managers and District Managers by providing an opportunity to earn additional incentive-based compensation based on property performance;

    - Developing and maintaining an integrated marketing plan for each property which emphasizes commercial tenants;

    - Linking all properties to its central customized management information system;

    - Performing regular preventive maintenance to avoid significant repair obligations.

    Each Property is managed by a full-time Property Manager and one or more Assistant Managers. The Property Manager typically resides on site in an apartment furnished by the Company, except where prohibited by local ordinance. A Property Manager is responsible for nearly all day-to-day operational decisions with respect to his or her Property, including rent charges and maintenance, subject to certain monetary limits. Property Managers generally have the authority to either increase rental rates in response to demand or promote specials to raise occupancies, both of which have a direct impact on their incentive compensation. Assistant Managers are employed on a part-time basis to give Property Managers sufficient time to perform marketing functions. Each Property Manager reports to a District Manager. The Company currently employs 9 District Managers, each responsible for approximately 10-15 Properties. District Managers are encouraged by the Company to become Certified Property Managers under the standards set by the Institute of Real Estate Management to improve their management skills and ability to train their Property Managers to operate their Properties more effectively. The District Managers report to the Company's Senior Vice President - Property Management, who is a Certified Property Manager.

    Property Managers attend a thorough orientation program and undergo continuous training which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Company's customized management information system. In addition to frequent contact with District Managers and other Company personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

    In addition to base salary, the Company's Property Managers and District Managers may earn incentive compensation based on increases in gross income and net operating income of their Properties. The Company annually establishes a target gross income and net operating income for each Property. A Property Manager earns a percentage of all gross income in excess of the target level, and a District Manager earns a percentage of the combined net operating incomes in excess of the targeted levels for all Properties reporting to him. This incentive compensation program is not subject to any caps or increment requirements. It is not unusual for a Manager to earn in excess of 25% of the base salary as incentive compensation. The Company believes that the structure of these programs causes its Managers to exercise their operational autonomy in a manner to maximize revenues and operating income through increased rental rates and in the case of the District Manager, decreased expenses.

    The Company annually develops a written marketing plan for each of its Properties which is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of a same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Company primarily uses telephone directories to advertise its services, including a map and when possible, listing Properties in the same marketplace in a single advertisement. The Company also conducts quarterly surveys of its competitors' practices, which include "shopping" at competing facilities.

    The Company utilizes a central customized management information system that performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans regarding occupancy levels, tenant demographics and histories, and expenses. The system generates daily, weekly and monthly financial reports for each Property that are immediately transmitted to the Company's headquarters each night via modem. The system also requires a Property Manager to input an explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Company's headquarters to promptly review all such transactions within 24 hours. Late charges are automatically imposed and reported. More sensitive activities such as rental rate adjustments, unit size changes and adding or deleting units into a Property's system are only accessible by District Managers and are password protected. The Company's customized management information system permits it to add new Properties to its portfolio with minimal additional overhead expense.

    The tenant data tracked by the customized management information system has proven to be a valuable marketing resource. For example, the system automatically tracks historical tenant address and demographic information and generates solicitations to be sent to seasonal tenants.

Environmental and Other Regulation

    The Company is subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Company has not received notice from any governmental authority or private party of any material environmental noncompliance, claim, or liability in connection with any of the Properties, and is not aware of any environmental condition with respect to any of the Properties that could have a material adverse effect on the Company's financial condition or results of operations.

    The Properties are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. The Company believes that the Properties are in material compliance with all such regulations.

Insurance

    Each of the Properties is covered by fire, flood and property insurance, including comprehensive liability, all-risk property insurance, provided by reputable companies and with commercially reasonable terms. In addition, the Company maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Properties in an aggregate amount believed to be adequate.

Federal Income Tax

    The Company qualifies as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. No assurance can be given that it will at all times so qualify.

Competition

    The primary factors upon which competition in the self-storage industry is based are location, month-to-month rental rates, suitability of the property's design to prospective tenants' needs, and the manner in which the property is operated and marketed. The Company believes it competes successfully on these bases. The extent of competition depends in significant part on local market conditions. The Company seeks to locate its facilities so as not to cause its own Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

    Several of the Company's competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International, Storage USA, Inc. and Storage Trust Realty are larger and have substantially greater financial resources than the Company. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

    While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests related to self-storage properties consistent with its qualification as a REIT. The Company may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Also, while the Company does not have any current intention of acquiring any interests other than direct equity ownership in self-storage facilities, subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, the Company also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Disposition Policy

    Management periodically reviews the assets comprising the Company's portfolio. The Company has no current intention to dispose of any of the Properties, although it reserves the right to do so. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of the Company's portfolio,
(iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT.

Distribution Policy

    The Company intends to pay regular quarterly distributions to its shareholders. However, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as the Board of Directors deems relevant. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% of its REIT taxable income (which does not include capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet this requirement.

    The Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding common share to shareholders of record at the close of business on December 16, 1996. These rights will become exercisable if a person becomes an "acquiring person" by acquiring 10% or more of the common shares of Sovran Self Storage, Inc. or if a person commences a tender offer that would result in that person owning 10% or more of the common shares.

Borrowing Policy

    The Board of Directors of the Company currently limits the amount of debt that may be incurred by the Company to less than 50% of the sum of market value of the issued and outstanding Common Stock plus the Company's debt (Market Capitalization). At December 31, 1996, the Company had no Company debt. At March 24, 1997, the Company had $29 million outstanding under its Credit Facility with Paine Webber Real Estate Securities, Inc. The Company may from time to time re-evaluate and modify its borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

    The Company obtained an increase in the amount available under the Credit Facility to $75 million from $45 million. In connection with the increase, the interest rate was reduced from 30-day LIBOR plus 2.6 % to 30-day LIBOR plus 1.9% and the maturity date was extended from June 1997 to August 1998. The Credit Facility is to be used for development, acquisitions and general corporate purposes. To the extent that the Company desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Company may utilize public and private equity offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its
portfolio as a whole.   See "Management's Discussion and Analysis
of Financial Condition and Results of Operation-Liquidity and Capital Resources" in the Company's 1996 Annual Report to Shareholders.

Employees

    The Company currently employs a total of 305 employees, including 109 Property Managers, 9 District Managers and 140 part-time employees. At the Company's headquarters, in addition to the 3 senior executive officers, the Company employs 23 people engaged in various support activities such as accounting and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.  Properties

Overview

    As of December 31, 1996, the Company owned and operated, a total of 111 self-storage properties (the Properties), consisting of approximately 5.8 million net rentable square feet. With the exception of 5 Properties located in Texas, all of the Company's Properties are located in 14 states, in the eastern half of the United States. As of December 31, 1996, the Properties had a weighted average occupancy of 86% and a weighted average annual rent per occupied square foot of $7.41. The Company believes that it is one of the largest operators of self-storage properties in the United States based on facilities owned.

    The Company's self-storage facilities offer inexpensive, easily-accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Company's Properties are fenced-in, have locked gates and are lighted. All but ten of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours and, in most cases, the Property Manager resides in an apartment at the facility. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

          The table below provides certain information regarding the properties:

                                          Uncle
                                          BoB's   1996
                         Year   Rentable  Trade   Average                                    Mgr.
Location                 Built  Sq. Ft.   Name    Occupancy  Acres  Units  Bldgs.  Stories   Apt.  Construction
_________________________________________________________________________________________________________________
Alabama:
Birmingham I, AL         1990   37,075    Y       78%        2.67    297    9      1         Y    Masonry/Steel Roof
Birmingham II, AL        1990   52,150    Y       93%        4.68    414    8      1         Y    Masonry/Steel Roof
Birmingham III, AL       1970   72,050    Y       89%        4.30    409    6      1         N    Masonry/Steel Roof
Montgomery I, AL         1982   75,000    Y       90%        5.00    625   16      1         N    Masonry/Steel Roof
Montgomery II, AL        1984   42,100    Y       86%        2.65    300   10      1         N    Masonry/Steel Roof
Montgomery III, AL       1988   41,550    N       95%        2.40    392    9      1         Y    Steel Bldg./Steel Roof

Connecticut:
Hartford-Metro I, CT     1988   47,650    Y       88%       10.03    339   10      1         N    Steel Bldg./Steel Roof
Hartford-Metro II, CT    1992   40,275    Y       89%        6.00    313    7      1         N    Steel Bldg./Steel Roof
New Haven, CT            1985   36,000    Y       95%        3.90    340    5      1         N    Steel Bldg./Steel Roof

Florida:
Deltona, FL              1984   60,000    Y       91%        5.00    452    5      1         Y    Masonry Wall/Shingled Roof
Ft. Lauderdale, FL       1985  103,000    Y       89%        7.59    646    7      1         Y    Steel Bldg./Steel Roof
Ft. Myers I, FL          1988   28,068    Y       95%        1.14    272    6      2         Y    Steel Bldg./Steel Roof
Ft. Myers II, FL       1991/94  41,728    Y       91%        3.22    602    6      1         Y    Masonry/Steel Roof
Ft. Myers III, FL        1986   35,935    N       86%        2.44    261    9      1         Y    Masonry/Steel Roof
Ft. Myers IV, FL         1987   63,000    N       88%        4.50    289    4      1         Y    Masonry/Steel Roof
Jacksonville I, FL       1985   40,000    Y       90%        2.65    296   14      1         Y    Masonry Wall/Tar & Gravel Roof
Jacksonville II, FL      1987   53,225    Y       92%        4.41    465   11      1         Y    Masonry/Steel Roof
Jacksonville III, FL     1987  102,200    N       89%        5.90    786   13      1         Y    Masonry Wall/Shingled Roof
Jacksonville IV, FL      1985   43,865    N       88%        2.70    527    7      1         Y    Steel Bldg./Steel Roof
Jacksonville V, FL     1987/92  55,400    N       95%        2.89    514   13      2         Y    Steel Bldg.& Roof, Masonary Wall
Lakeland, FL             1985   45,725    Y       84%        3.50    444   11      1         Y    Masonry Wall/Steel Roof
Lakeland II, FL          1988   41,860    Y       89%        4.00    446    9      1         N    Masonry Wall/Steel Roof
Melbourne I, FL          1986   61,787    Y       87%        8.30    605   11      1         Y    Masonry Wall/Shingled Roof
Melbourne II, FL         1986   55,755    Y       89%        3.44    657   11      1         N    Steel Bldg./Steel Roof
Orlando I, FL            1988   53,875    Y       96%        2.75    603    3      2         Y    Steel Bldg./Steel Roof
Orlando II, FL           1986  135,000    Y       78%        8.50  1,359   20      1         Y    Masonry Wall/Steel Roof
Orlando III, FL          1975   60,000    N       92%        3.20    487    8      2         N    Masonry Wall/Steel Roof
Pensacola I, FL          1983  105,127    Y       90%        7.50    976   13      1         Y    Steel Bldg./Steel Roof
Pensacola II, FL         1986   57,355    Y       97%        3.40    509    9      1         Y    Steel Bldg./Steel Roof

Pensacola III, FL        1986   63,250    Y       94%        6.10    510   12      1         N    Steel Bldg./Steel Roof
Pensacola IV, FL         1990   39,825    Y       94%        2.71    280    9      1         Y    Masonry/Steel Roof
Pensacola V, FL          1990   38,850    Y       89%        2.60    324    4      1         Y    Masonry/Steel Roof
Port St. Lucie, FL       1985   60,000    Y       70%        4.02    599   12      1         N    Steel Bldg./Steel Roof
Tallahassee I, FL        1973  149,600    Y       86%       18.68    730   21      1         Y    Masonry Wall/Tar & Gravel Roof
Tallahassee II, FL       1975   43,600    Y       95%        4.01    236    7      1         Y    Masonry Wall/Tar & Gravel Roof
Tampa I, FL              1989   60,202    Y       89%        3.30    889    6      1         N    Masonry/Steel Roof
Tampa II, FL             1985   55,911    Y       89%        2.90    794   10      1         N    Masonry/Steel Roof
Tampa III, FL            1988   45,507    Y       92%        2.20    689    5      1         N    Masonry/Steel Roof
Tampa IV, FL             1985   60,675    Y       93%        4.03    633   10      1         Y    Masonry/Steel Roof
West Palm, FL            1985   49,000    Y       75%        3.20    412    6      1         N    Steel Bldg./Steel Roof
West Palm II, FL         1986   33,120    Y       94%        2.34    395    9      1         Y    Masonry/Steel Roof

Georgia:
Atlanta-Metro I, GA      1988   69,075    Y       88%        3.94    539    5      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro II, GA     1988   45,100    Y       92%        3.87    375    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro III, GA    1988   55,475    Y       94%        5.30    483    9      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro IV, GA     1989   41,724    Y       95%        3.50    304    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro V, GA      1988   38,082    Y       88%        4.20    372    3      1         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI, GA     1986   51,375    Y       89%        3.63    458    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro VII, GA    1981   43,400    Y       93%        2.53    324    9      2         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII, GA   1975   41,400    Y       91%        3.33    452    6      2         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro IX, GA     1988   56,725    Y       86%        4.58    409    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro X, GA      1988   45,425    Y       97%        6.80    391    9      1         N    Steel Bldg./Steel Roof
Augusta I, GA            1988   52,300    Y       79%        3.99    407   13      1         Y    Steel Bldg./Steel Roof
Augusta II, GA           1987   45,700    Y       83%        3.48    377    4      1         Y    Masonry Wall/Steel Roof
Macon I, GA              1989   40,700    Y       92%        3.20    356   14      1         Y    Steel Bldg./Steel Roof
Macon II, GA           1989/94  58,750    Y       92%       14.00    535   11      1         Y    Steel Bldg./Steel Roof
Savannah, GA             1981   58,781    Y       84%        5.37    527   11      1         Y    Masonry Wall/Steel Roof

Maryland:
Frederick, MD            1984   22,233    Y       78%        1.85    347    2      3         N    Masonry Wall/Shingled Roof
Gaithersburg, MD         1988   63,915    Y       84%        2.22    526    2      4         Y    Masonry Wall/Tar & Gravel Roof
Landover, MD             1990   53,171    N       94%        3.10    686    8      1         Y    Steel Bldg./Steel Roof
Salisbury, MD            1979   34,350    Y       71%        3.03    418   10      1         N    Masonry Wall/Tar & Gravel Roof

Massachusetts :
Boston-Metro I, MA       1980   37,575    Y       94%        2.03    403    3      2         N    Masonry Wall/Tar & Gravel Roof
Boston-Metro II, MA      1986   36,900    Y       97%        3.60    428    8      2         N    Masonry Wall/Tar & Gravel Roof
New Bedford, MA          1982   41,980    Y       81%        3.36    408    7      1         Y    Steel Bldg./Steel Roof
Springfield, MA          1986   41,399    N       86%        4.68    337    5      1         N    Masonry Wall/Shingled Roof


Mississippi:
Jackson I, MS            1990   41,900    Y       93%        2.00    344    6      1         Y    Masonry/Steel Roof
Jackson II, MS           1990   38,775    Y       75%        2.06    308    9      1         Y    Masonry/Steel Roof

New York:
Buffalo I, NY            1981   61,200    Y       93%        5.10    507   10      1         Y    Steel Bldg./Steel Roof
Buffalo II, NY           1984   53,525    Y       90%        6.20    430   12      1         Y    Steel Bldg./Steel Roof
Middletown, NY           1988   30,000    Y       90%        2.78    281    4      1         N    Steel Bldg./Steel Roof
Rochester I, NY          1981   43,000    Y       90%        2.90    407    5      1         Y    Steel Bldg./Steel Roof
Rochester II, NY         1980   39,000    Y       92%        3.53    250    9      1         N    Masonry Wall/Shingled Roof
Rochester lll, NY        1990   51,826    N       93%        2.71    421    1      1         N    Masonry Wall/Shingled Roof
Syracuse, NY             1987   70,200    Y       88%        7.50    767   16      1         N    Steel Bldg./Steel Roof
Syracuse II, NY          1983   44,350    N       93%        3.58    364    7      1         Y    Steel Bldg./Shingled Roof

North Carolina:
Charlotte, NC            1986   37,051    Y       86%        2.85    337    6      1         Y    Steel Bldg./Steel Roof
Charlotte II, NC         1995   48,750    N       78%        5.60    494    7      1         Y    Masonry Wall/Steel Roof
Charlotte III, NC        1995   31,200    N       81%        2.91    346    6      1         Y    Masonry Wall/Steel Roof
Fayetteville, NC         1980   92,800    Y       70%        6.20  1,160   12      1         Y    Steel Bldg./Steel Roof
Greensboro, NC           1986   42,900    Y       85%        3.37    415    5      1         Y    Steel Bldg. & Roof/Masonary Wall
Raleigh I, NC            1985   57,750    Y       88%        5.00    569    8      2         Y    Steel Bldg./Steel Roof
Raleigh II, NC           1985   33,150    Y       79%        2.50    329    8      1         Y    Steel Bldg./Steel Roof

Ohio:
Cincinnati, OH           1988   48,830    N       96%        2.84    496    7      1         Y    Masonry Wall/Steel Roof
Cleveland-Metro I, OH    1980   48,250    Y       83%        6.41    359    9      1         Y    Steel Bldg./Steel Roof
Cleveland-Metro II, OH   1987   60,500    Y       87%        4.82    453    4      1         Y    Steel Bldg./Steel Roof
Dayton, OH               1988   61,875    N       94%        3.55    615    8      1         Y    Masonry Wall/Steel Roof
Youngstown, OH           1980   48,825    Y       93%        5.80    380    5      1         Y    Steel Bldg./Steel Roof

Pennsylvania:
Allentown, PA            1983   30,000    Y       97%        6.25    277    7      1         Y    Masonry Wall/Shingled Roof
Harrisburg I, PA         1983   48,746    Y       89%        4.05    475    9      1         Y    Masonry Wall/Steel Roof
Harrisburg II, PA        1985   58,800    Y       95%        9.22    299   10      1         Y    Masonry Wall/Steel Roof
Pittsburgh, PA           1990   57,375    N       89%        3.41    551    6      1         Y    Steel Bldg./Steel Roof
Pittsburgh II, PA        1983   75,875    N       87%        4.76    732    4      2         Y    Masonry Wall/Shingled Roof
Sharon, PA               1975   37,200    Y       71%        2.98    314    5      1         Y    Steel Bldg./Steel Roof

Rhode Island:
Providence, RI           1984   37,825    Y       81%        3.67    397    7      1         Y    Masonry Wall/Tar & Gravel Roof



South Carolina:
Charleston I, SC         1985   51,445    Y       88%        3.30    421   11      1         Y    Steel Bldg.&Roof/Masonary Wall
Charleston II, SC        1985   41,038    Y       97%        2.20    335   10      1         Y    Masonry Wall/Steel Roof
Columbia I, SC           1985   47,650    Y       79%        3.30    410    7      1         Y    Steel Bldg./Steel Roof
Columbia II, SC          1987   59,000    Y       93%        5.95    464    8      1         N    Steel Bldg./Steel Roof
Columbia III, SC         1989   41,200    Y       85%        3.50    354    5      2         Y    Steel Bldg./Steel Roof
Columbia IV, SC          1986   56,000    Y       94%        5.60    446    7      1         Y    Steel Bldg./Steel Roof
Spartanburg, SC          1989   49,500    Y       85%        3.57    350    6      1         Y    Steel Bldg./Steel Roof

Texas:
Arlington I, TX          1987   45,965    N       90%        2.26    411    7      1         Y    Masonry Wall/Steel Roof
Arlington II, TX         1986   67,100    N       79%        3.78    330   11      1         Y    Masonry Wall/Steel Roof
Ft. Worth, TX            1986   40,825    N       94%        2.37    356    3      1         Y    Masonry Wall/Asphalt Roof
San Antonio I, TX        1986   48,280    Y       89%        3.88    486   12      1         Y    Masonry Wall/Steel Roof
San Antonio II, TX       1986   40,550    Y       86%        1.87    287    7      1         Y    Masonry Wall/Steel Roof

Virginia:
Alexandria, VA           1984   77,310    Y       77%        3.16  1,105    4      2         Y    Masonry Wall/Tar & Gravel Roof
Newport News I, VA       1988   52,944    Y       93%        3.24    451    7      1         Y    Steel Bldg./Steel Roof
Newport News II, VA    1988/93  63,125    N       97%        4.66    384    8      1         Y    Steel Bldg./Steel Roof
Norfolk I, VA            1984   49,950    Y       89%        2.70    357    7      1         Y    Steel Bldg./Steel Roof
Norfolk II, VA           1989   45,375    Y       93%        2.10    363    4      1         Y    Masonry Wall/Steel Roof
Richmond, VA             1987   52,035    Y       89%        2.67    524    5      1         Y    Steel Bldg./Steel Roof

Total for all Properties     5,822,600                     465.00 51,889  887

Average for all Properties                       88.1%
Weighted Average                                 85.6%

     Currently, 90 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all the Properties to the "Uncle BoB's" trade name.

     The Company's self-storage facilities are significantly less expensive to maintain than most other types of real estate due to the simple construction techniques and durable construction materials. Maintenance is the primary responsibility of the Property Manager, who may elect to engage third party contractors to perform some types of maintenance. The Company has historically spent, on average, less than $8,000 per year for capital improvements on each Property.

Item 3.  Legal Proceedings

       Robert J. Amsdell, a former business associate of certain officers and directors of the company, including Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio in connection with the formation of the Company as a REIT and related transactions, as well as the Initial Offering. On April 29, 1996, Mr. Amsdell filed a first amended complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, statutory violations regarding dissolution of general partnership or joint venture, breach of duty of good faith and fair dealing, fraud and deceit, interference with prospective advantage, and violation of trademark/trade name rights. Mr. Amsdell is seeking money damages in excess of $25 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which Mr. Amsdell claims to have a continuing interest) and an accounting. The first amended complaint also added Messrs. Attea, Lannon, Myszka and Rogers as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Lannon, Myszka and Rogers have agreed to indemnify the Company for any loss arising from the lawsuit. The Company believes that the actual amount of Mr. Amsdell's recovery in this matter, if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Other Executive Officers  of  the Registrant

     The names and ages of other executive and other officers of the Company are set forth below. Their principal occupations for the past five years have been their employment with the Company and its predecessors.

Name                Age            Position
-----------------------------------------------------------------
Charles J. Fritts        41        Senior Vice President -
Property

Management
John B. Colclough        37        Vice President - Property
                                                    Acquisition
Sandra  L. Herberger     47        Vice President -
Administration
Joan M. Light            61        Vice President - Corporate
                                                    Operations
Stephen  S. Palmeri      53        Controller
Diane M. Piegza          37        Vice President - Marketing


Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The Company's Common Stock is traded on the New York Stock
Exchange under the symbol "SSS". Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent years:

     New York Stock Exchange

Quarter                 Range
-------                 -----
1995                High      Low
-----------------------------------------------------------------
2nd                 23        23
3rd                 25.75     22.38
4th                 26.75     23.13

1996
-----------------------------------------------------------------
1st                 27.50     25
2nd                 27.125    24.625
3rd                 27        24.625
4th                 31.25     25.625

     As of March 24, 1997, there were approximately 388 holders of record of the Company's Common Stock.

     The Company has paid quarterly dividends to its shareholders since the Initial Offering. On August 29, 1996, the Board of
Directors approved an increase in the quarterly distribution from $0.505 to $0.520 per Common Share commencing with the distribution for the quarter ending September 30, 1996.

     For Federal tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 1996 represent 100% ordinary income.

History of Dividends Declared on Common Stock
-----------------------------------------------------------------
--
2nd Quarter, 1995        -         $0.025 per share
3rd Quarter, 1995        -         $0.505 per share
4th Quarter, 1995        -         $0.505 per share
1st Quarter, 1996        -         $0.505 per share
2nd quarter, 1996        -         $0.505 per share
3rd quarter, 1996        -         $0.52 per share
4th quarter, 1996        -         $0.52 per share


Item 6.  Selected Financial Data

     The information required herein is incorporated by reference to the Company's 1996 Annual Report to Shareholders on page 12.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation

     The information required herein is incorporated by reference to the Company's 1996 Annual Report to Shareholders on pages 9 to 12.


Item 8.  Financial Statements and Supplementary Data

     The information required herein is incorporated by reference to the Company's 1996 Annual Report to Shareholders on pages 13 to 24.

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

     None



Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference to "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for Annual Meeting of
Shareholders of the Company to be held on May 13, 1997.
Information concerning the Company's other executive officers can be found in Part I of this Annual Report on Form 10 K.

Item 11.  Executive Compensation

     The information required herein is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 13, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and
Management" in the Proxy Statement for Annual Meeting of
Shareholders of the Company to be held on May 13, 1997.


Item 13.  Certain Relationships and Related Transactions

         The information required herein is incorporated by reference to "Certain Transactions" in the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 13, 1997.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a) Documents filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements filed as part of this Annual
Report on Form 10-K are included in the 1997 Annual Report to Shareholders and incorporated herein by reference.

          (i)  Consolidated Balance Sheet - December 31, 1996 and
               1995

         (ii) Consolidated Statement of Operations of the Company and Combined Statements of Operations of the Predecessors - Year Ended December 31, 1994, January 1, 1995 to June 25, 1995, June 26, 1995 to
               December 31, 1995 and Year Ended December 31,
               1996.

        (iii) Combined Statements of Owners' Equity of the Predecessor/Consolidated Statements of the Shareholders' Equity of the Company - January 1, 1994 to June 25, 1995 and June 26, 1995 to
               December 31, 1996

         (iv) Consolidated Statements of Cash Flows of the Company and Combined Statements of Cash Flows of the Predecessors - Year Ended December 31, 1994, January 1, 1995 to June 25, 1995, June 26, 1995 to
               December 31, 1995 and Year Ended December 31,
               1996.

          (v) Selected Financial Data - For the Predecessor at or for Year Ended December 31, 1992, 1993, 1994 and for January 1, 1995 to June 25, 1995 and for the Company for June 26, 1995 to December 31, 1995 and for the year ended December 31, 1996.

     2. The following financial statement Schedules as of and for the period ended December 31, 1996 is included in this Annual
Report on Form 10-K:

     Schedule III Real Estate and Accumulated Depreciation

          All other consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

     3.   Exhibits.

     The exhibits required to be filed as part of this Annual
     Report on Form 10-K have been included as follows:

3.1(a)* Amended and Restated Articles of Incorporation of the
        Registrant.

3.1(b) Articles Supplementary to the Articles of Incorporation of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed December 3, 1996.

3.2*    Bylaws of the Registrant.

4.1     Shareholder Rights Plan; incorporated by reference to
        Exhibit 4.1 to the Registrant's Form 8-K filed December
        3, 1996.

10.1*   Form of Agreement of Limited Partnership of Sovran
        Acquisition Limited Partnership.

10.2* Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*   Form of Employment Agreement between the Registrant and
        Robert J. Attea.

10.4*   Form of Employment Agreement between the Registrant and
        Kenneth F. Myszka.

10.5*   Form of Employment Agreement between the Registrant and
        David L. Rogers.

10.6*   Sovran  Self Storage, Inc. 1995 Award and Option Plan.

10.7*   1995 Sovran Self Storage, Inc. Directors' Option Plan.

10.8* Sovran Self Storage, Inc. Incentive Compensation Plan for Executive Officers.

10.9*   Restricted Stock Agreement between the Registrant and
        David L. Rogers.

10.10*  Form of Supplemental Representations, Warranties and
        Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*  Form of Pledge Agreement among the Registrant and Robert
        J. Attea, Charles E. Lannon, Kenneth F. Myszka and David
        L. Rogers.

10.12* Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.

10.13*  Form of Subscription Agreement (including Registration
        Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.

10.14* Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Kenneth F. Myszka and David L. Rogers.


10.15*  Form of Facilities Services Agreement between the
        Registrant and Williamsville Properties, Inc.

13 1996 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21      Subsidiary of the Company.
        The Company's only subsidiary is Sovran Holdings, Inc.

23      Consent of Independent Auditors

27      Financial Data Schedule

(b)     Reports on Form 8-K:
        The Company filed a report on Form 8-K dated December 3,
        1996 reporting pursuant to items 5 and 7.

____________________

    * Incorporated herein by reference to the same numbered exhibit as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.

                           SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOVRAN SELF STORAGE, INC.



March 28, 1997           By:  /s/ David L. Rogers
                            David L. Rogers,
                            Chief Financial Officer,
                            Secretary



        Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title               Date

/s/ Robert J. Attea           Chairman of the     March 28, 1997
Robert J. Attea               Board of Directors,
                              Chief Executive
                              Officer and Director

/s/ Kenneth F. Myszka         President, Chief    March 28, 1997
Kenneth F. Myszka             Operating Officer
                              and Director

/s/ David L. Rogers           Chief Financial     March 28, 1997
David L. Rogers               Officer

/s/ John Burns                Director            March 28, 1997
John Burns

/s/ Michael A. Elia           Director            March 28, 1997
Michael A. Elia

/s/ Anthony P. Gammie         Director            March 28, 1997
Anthony P. Gammie

/s/ Charles E. Lannon         Director            March 28, 1997
Charles E. Lannon

                                                     Sovran Self Storage, Inc.
                                         Combined Real Estate and Accumulated Depreciation
                                                          (in thousands)
                                                         December 31, 1996

                                                Cost
                                             Capitalized
                         Initial Cost        Subsequent to        Gross Amount at Which
                         to Company           Acquisition        Carried at Close of Period
                               Building,       Building,                  Building,
                               Equipment       Equipment                  Equipment
                                  and          and Land                    and                     Accumulated          Date
  Description          Land   Improvements   Improvements        Land   Improvements   Total      Depreciation        Acquired
Birmingham I, AL       307      1,415             11              307      1,426       1,733           55              6/26/95
Birmingham II, AL      730      1,725             31              730      1,756       2,486           68              6/26/95
Birmingham III, AL     424      1,506             24              424      1,530       1,954           36              1/16/96
Montgomery, AL         863      2,041             63              863      2,104       2,967           81              6/26/95
Montgomery II, AL      353      1,299             35              353      1,334       1,687           34              1/23/96
Montgomery III, AL     279      1,014             13              279      1,027       1,306           16              5/21/96

Hartford-Metro I, CT   715      1,695             19              715      1,714       2,429           67              6/26/95
Hartford-Metro II, CT  234        861              6              234        867       1,101           35              6/26/95
New Haven, CT          387      1,402              5              387      1,407       1,794           56              6/26/95

Deltona, FL            483      1,752             53              483      1,805       2,288           70              6/26/95
Ft. Lauderdale, FL   1,503      3,619             42            1,503      3,661       5,164          148              6/26/95
Ft. Myers, FL          205        912             24              206        936       1,142           35             12/28/95
Ft. Myers II, FL       412      1,703             28              413      1,731       2,144           56             12/28/95
Ft. Myers III, FL      229        884             27              229        911       1,140           15              5/29/96
Ft. Myers IV, FL       344      1,254             55              344      1,309       1,653           17              6/28/96
Jacksonville I, FL     152        728             17              152        745         897           31              6/26/95
Jacksonville II, FL    326      1,515             44              326      1,559       1,885           61              6/26/95
Jacksonville III, FL   568      2,028            216              568      2,244       2,812           18              8/23/96
Jacksonville IV, FL    436      1,635             22              436      1,657       2,093           16              8/26/96
Jacksonville V, FL     535      2,033              2              535      2,035       2,570           19              8/30/96
Lakeland I, FL         397      1,424             17              397      1,441       1,838           56              6/26/95
Lakeland II, FL        359      1,287             39              359      1,326       1,685           17              6/26/96
Melbourne I, FL        883      2,104             12              883      2,116       2,999           86              6/26/95
Melbourne II, FL       834      2,066              2              834      2,068       2,902           89              6/26/95

Orlando I, FL          513      1,930             12              513      1,942       2,455           82              6/26/95
Orlando II, FL       1,161      2,755             66            1,162      2,821       3,983           92              9/29/95
Orlando III, FL        314      1,113             60              314      1,173       1,487            5             10/30/96
Pensacola I, FL        632      2,962             28              632      2,990       3,622          117              6/26/95
Pensacola II, FL       244        901              3              244        904       1,148           38              6/26/95
Pensacola III, FL      369      1,358             29              369      1,387       1,756           55              6/26/95
Pensacola IV, FL       244      1,128             14              244      1,142       1,386           44              6/26/95
Pensacola V, FL        226      1,046             19              226      1,065       1,291           41              6/26/95
Pt. St. Lucie, FL      395      1,501             38              395      1,539       1,934           67              6/26/95
Tallahassee I, FL      770      2,734             81              770      2,815       3,585          105              6/26/95
Tallahassee II, FL     204        734              2              204        736         940           29              6/26/95
Tampa I, FL          1,088      2,597             25            1,088      2,622       3,710          104              6/26/95
Tampa II, FL           526      1,958             36              526      1,994       2,520           83              6/26/95
Tampa III, FL          672      2,439             18              672      2,457       3,129           98              6/26/95
Tampa IV, FL           766      1,800             42              766      1,842       2,608           35              3/28/96
West Palm, FL          398      1,035              6              398      1,041       1,439           48              6/26/95
West Palm II, FL       345      1,262             36              345      1,298       1,643           21              5/29/96

Atlanta-Metro I, GA    844      2,021              2              844      2,023       2,867           80              6/26/95
Atlanta-Metro II, GA   302      1,103              4              303      1,107       1,410           44              6/26/95
Atlanta-Metro III, GA  430      1,579              3              430      1,582       2,012           64              6/26/95
Atlanta-Metro IV, GA   423      1,015              8              423      1,023       1,446           41              6/26/95
Atlanta-Metro V, GA    483      1,166              9              483      1,175       1,658           48              6/26/95
Atlanta-Metro VI, GA   308      1,116             29              308      1,145       1,453           45              6/26/95
Atlanta-Metro VII, GA  170        786              4              170        790         960           31              6/26/95
Atlanta-Metro VIII, GA 413        999              5              413      1,004       1,417           41              6/26/95
Atlanta-Metro IX, GA   304      1,118             18              304      1,136       1,440           45              6/26/95
Atlanta-Metro X, GA    256      1,244              0              256      1,244       1,500           51              6/26/95
Augusta I, GA          357      1,296              3              357      1,299       1,656           51              6/26/95
Augusta II, GA         315      1,139              0              315      1,139       1,454           44              6/26/95
Macon I, GA            231      1,081              5              231      1,086       1,317           43              6/26/95
Macon II, GA           431      1,567             16              431      1,583       2,014           45              12/1/95
Savannah, GA           463      1,684              2              463      1,686       2,149           66              6/26/95

Baltimore I, MD        154        555             37              154        592         746           23              6/26/95
Baltimore II, MD       479      1,742             47              479      1,789       2,268           70              6/26/95
Baltimore III, MD      777      2,770             13              777      2,783       3,560           29              7/26/96
Salisbury, MD          164        760             47              164        807         971           31              6/26/95

Boston-Metro I, MA     363      1,679             44              363      1,723       2,086           67              6/26/95
Boston-Metro II, MA    680      1,616             22              680      1,638       2,318           64              6/26/95
New Bedford, MA        367      1,325             27              367      1,352       1,719           52              6/26/95
Springfield, MA        251        917             58              251        975       1,226           13              6/28/96

Jackson I, MS          343      1,580              8              343      1,588       1,931           61              6/26/95
Jackson II, MS         209        964             15              209        979       1,188           38              6/26/95

Buffalo I, NY          423      1,531             25              426      1,556       1,982           61              6/26/95
Buffalo II, NY         315        745             13              315        758       1,073           29              6/26/95
Middletown, NY         224        808             18              224        826       1,050           32              6/26/95
Rochester I, NY        395      1,404             12              395      1,416       1,811           54              6/26/95
Rochester II, NY       230        847             15              234        862       1,096           35              6/26/95
Rochester III, NY      704      2,496              0              704      2,496       3,200            0             12/20/96
Syracuse I, NY         470      1,712             28              472      1,740       2,212           46             12/27/95
Syracuse II, NY        481      1,559              8              481      1,567       2,048           23               6/5/96

Charlotte, NC          308      1,102             10              308      1,112       1,420           43              6/26/95
Charlotte II, NC       487      1,754             11              487      1,765       2,252           11              9/16/96
Charlotte III, NC      315      1,131              6              315      1,137       1,452            7              9/16/96
Fayetteville, NC       853      3,057             15              853      3,072       3,925          118              6/26/95
Greensboro, NC         444      1,613             27              444      1,640       2,084           63              6/26/95
Raleigh I, NC          649      2,329             44              649      2,373       3,022           90              6/26/95
Raleigh II, NC         321      1,150              1              321      1,151       1,472           44              6/26/95

Cincinnati, OH         557      1,988             11              557      1,999       2,556           21              7/23/96
Cleveland-Metro I, OH  179        836              9              179        845       1,024           33              6/26/95
Cleveland-Metro II, OH 701      1,659              0              701      1,659       2,360           64              6/26/95
Dayton, OH             667      2,379              8              667      2,387       3,054           25              7/23/96
Youngstown, OH         239      1,110              8              239      1,118       1,357           43              6/26/95

Allentown, PA          199        921             12              203        933       1,136           37              6/26/95
Harrisburg I, PA       360      1,641             45              360      1,686       2,046           43             12/29/95
Harrisburg II, PA      627      2,224             21              627      2,245       2,872           57             12/29/95
Pittsburgh, PA         545      1,940              9              545      1,949       2,494           25              6/19/96
Pittsburgh II, PA      627      2,257              8              627      2,265       2,892           19              8/28/96
Sharon, PA             194        912             14              194        926       1,120           38              6/26/95

E. Providence, RI      345      1,268             33              345      1,301       1,646           52              6/26/95

Charleston, SC         416      1,516              3              416      1,519       1,935           61              6/26/95
Charleston II, SC      237        858             53              237        911       1,148           20               3/1/96
Columbia I, SC         268      1,248              0              268      1,248       1,516           49              6/26/95
Columbia II, SC        361      1,331             15              374      1,346       1,720           54              6/26/95
Columbia III, SC       189        719              8              189        727         916           31              6/26/95
Columbia IV, SC        488      1,188              4              488      1,192       1,680           48              6/26/95
Spartanburg, SC        331      1,209             10              331      1,219       1,550           49              6/26/95


Arlington I, TX        442      1,767              7              442      1,774       2,216           34              3/29/96
Arlington II, TX       408      1,662             16              408      1,678       2,086           33              3/29/96
Ft. Worth, TX          328      1,324             27              328      1,351       1,679           26              3/29/96
San Antonio I, TX      436      1,759             11              436      1,770       2,206           34              3/29/96
San Antonio II, TX     289      1,161             12              289      1,173       1,462           23              3/29/96

Alexandria, VA       1,375      3,220             10            1,375      3,230       4,605          123              6/26/95
Newport News, VA       316      1,471              3              316      1,474       1,790           58              6/26/95
Newport News II, VA    442      1,592             25              442      1,617       2,059           41               1/5/96
Norfolk I, VA          313      1,462             22              313      1,484       1,797           58              6/26/95
Norfolk II, VA         278      1,004              2              278      1,006       1,284           40              6/26/95
Richmond, VA           443      1,602             44              443      1,646       2,089           57              8/25/95

Corporate Office         0         68            178                0        246         246           72               1/1/95
                    ______    _______          _____           ______    _______     _______        _____
                    49,561    168,511          2,609           49,591    171,120     220,711        5,457
                    ======    =======          =====           ======    =======     =======        =====

________________________________________________________________________________________________

                                      December 31, 1996           December 31, 1995
                                     ____________________        _____________________

Balance at beginning of period                    159,461                     $      -
  Additions during period:
   Acquisitions through foreclosure        -                     $      -
     Other acquisitions               58,626                      158,698
     Improvements, etc.                2,640                          763
     Other (describe)                      -       61,266               -      159,461
                                      ______      _______        ________     ________
Deductions during period:
   Cost of real estate sold                -                            -
   Equipment disposed                     16           16               -            -
                                      ______      _______        ________     ________
Balance at close of period                        220,711                     $159,461
                                                  =======                     ========
________________________________________________________________________________________________


                          EXHIBIT INDEX
                          _____________

3.1(a)* Amended and Restated Articles of Incorporation of the
        Registrant.

3.1(b) Articles Supplementary to the Articles of Incorporation of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed December 3, 1996.

3.2*    Bylaws of the Registrant.

4.1     Shareholder Rights Plan; incorporated by reference to
        Exhibit 4.1 to the Registrant's Form 8-K filed December
        3, 1996.

10.1*   Form of Agreement of Limited Partnership of Sovran
        Acquisition Limited Partnership.

10.2* Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*   Form of Employment Agreement between the Registrant and
        Robert J. Attea.

10.4*   Form of Employment Agreement between the Registrant and
        Kenneth F. Myszka.

10.5*   Form of Employment Agreement between the Registrant and
        David L. Rogers.

10.6*   Sovran  Self Storage, Inc. 1995 Award and Option Plan.

10.7*   1995 Sovran Self Storage, Inc. Directors' Option Plan.

10.8* Sovran Self Storage, Inc. Incentive Compensation Plan for Executive Officers.

10.9*   Restricted Stock Agreement between the Registrant and
        David L. Rogers.

10.10*  Form of Supplemental Representations, Warranties and
        Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*  Form of Pledge Agreement among the Registrant and Robert
        J. Attea, Charles E. Lannon, Kenneth F. Myszka and David
        L. Rogers.

10.12* Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.
10.13* Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.

10.14* Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Kenneth F. Myszka and David L. Rogers.


10.15*  Form of Facilities Services Agreement between the
        Registrant and Williamsville Properties, Inc.

13 1996 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

21      Subsidiary of the Company.
        The Company's only subsidiary is Sovran Holdings, Inc.

23      Consent of Independent Auditors

27      Financial Data Schedule

____________________

    * Incorporated herein by reference to the same numbered exhibit as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.

                           Exhibit 13

                  ANNUAL REPORT TO SHAREHOLDERS

Letter to Shareholders


Dear Shareholders:

As we report to you on our first full year of operation as a public company, we focus on growth. Growth is the story of our company this year. It's a story of discipline, focus, and drive-of a company that is tapping the growth potential of the self-storage industry as a whole and of the specific markets that comprise its niche.

        The story is framed by the following growth indicators.

-       Sovran's property portfolio, expanded by 35%

-       Sovran's gross revenues, up 49.5%

- Sovran's same-store net operating income, up by 6.5%, a significant rise

-       Sovran's properties' net operating income, up 50%

-       Sovran's occupancy rate up to 88.1%

        These are the facts of our activity over the past 12 months. To understand their significance for your investment in Sovran Self Storage, we offer the following detail and analysis.

        Self-storage is a business that meets a fundamental need, but one that can yield out-of-the-ordinary returns for its investors.

        The business consists of providing clean, covered, private space for individuals and businesses to use for storing possessions and inventory. It costs less than one-third as much to build self-storage units than it does to develop other real estate instruments like apartments and office buildings. Conversely, self-storage units typically yield nearly as much income per square foot as other real estate investments. Maintenance for self-storage units is minimal. In short, the fundamentals of the business are simple and straightforward.

        Few businesses have perfected the formula for profiting in self-storage management on a large scale and few small companies-presently the Mom & Pop's which comprise 80% of the business in the United States-have managed to leverage their experience and assets into larger, more substantial operations. Sovran is the sixth largest self-storage company in the country. Our REIT peers have, like us, grown and profited in this evolving industry. We believe Sovran is well positioned to take advantage of the favorable fundamentals we've described.

- We've succeeded in keeping operating costs low and increasing same-store net operating income.

- We paid the highest dividend among the top five self-storage REITs. For this reason, Sovran remains an attractive stock likely to continue to attract new capital for future expansion of the business.

- Among the top five companies, Sovran is outstanding for the modest premium at which we traded, just 8.83% over liquidation estimates at year end.

- Sovran was debt-free at year end and is in a position to seize strategic growth opportunities wherever and whenever they present themselves.

The untapped market for self storage is enormous. The industry's consolidation and professionalization will likely bring even greater growth opportunities to companies like Sovran in the years to come.

Given the following key indicators, we would expect such opportunities to be numerous.

The Market. No more than 10% of the population has ever used a self-storage facility according to industry experts; the potential growth of the self-storage market is promising.

The Industry. The top ten self-storage companies operate just over 10% of the 23,000 facilities in the United States. Growth by acquisition, therefore, is likely for the top self-storage REITs.

The Environment. Since socio-economic change drives this business and the pace of change is not likely to diminish, even during recessions, the self-storage industry should grow more than other REIT investments. Marriages, divorces, job changes-any change that prompts a population shift or a personal or business relocation, will trigger the need for self storage.
As a new public company, we are aware of the pitfalls as well as the promises of rapid growth. We have, therefore, strictly adhered to a focused, disciplined strategy geared to achieving controlled growth with limited risk and long-term gain. It was our strategy for 12 years as a private company; it was our strategy in 1995 when we went public; and it remains our strategy today.

        Our strategy for growth can be summed up in the following precepts.

- "Pass" on richly-priced premium property portfolios and seek out well-priced properties in strong markets, both those which are new to Sovran and those in which we already have a presence.

- Cluster properties to achieve economies of scale and management/marketing efficiencies. Consistently seek acquisitions in metropolitan areas with populations in excess of 250,000 where we've already established a foothold. The idea is to "fill in" these markets where gaps currently exist to achieve optimum operating results for a region.

- Commit our resources to building a presence in new self-storage markets, wherever they are located, to build a high-performing cluster of Sovran facilities in these markets.

- Emphasize due diligence so that our acquisition process remains rigorous and sensible. Do not sacrifice process for product regardless of the appeal of a particular property.

Innovative Acquisition Financing

There is one final element of our growth strategy-a financing mechanism called operating partnership units-that has given us flexibility and leverage in negotiating acquisitions, particularly this past year. We anticipated the usefulness of this mechanism prior to going public, transferring all our properties into a partnership wholly owned by Sovran Self Storage.

In 1996, Sovran made its first use of operating partnership units as "currency" in the purchase of properties. The seller receives the selling price of his property in operating partnership units which are based on the value of Sovran stock, but taxes can be deferred. In this way, the seller earns dividends on the total amount of the purchase proceeds and also benefits from future capital appreciation of Sovran's stock.

Last year, this method of acquiring properties enabled Sovran to negotiate purchases at favorable prices with owners who would otherwise not be inclined to sell because of the tax consequences of more traditional cash transactions.

The key to successfully managing Sovran's growth is its people-
300 dedicated employees-and an efficient management process that embraces systems and marketing.

People Make The Difference. Our management expertise is without equal in the industry. We are, in fact, the only self-storage operator to be designated as an Accredited Management
Organization by the Institute of Real Estate Management.

Recruiting and Training Sovran "Entrepreneurs". Sovran actively seeks and recruits capable, aggressive, professional, property managers, identified through an intensive interview process and background check. Once selected, new property managers attend an in-depth orientation program that covers Sovran's property and information management systems, personal telephone skills, closing techniques and identification of target marketing opportunities. These initial training sessions are reinforced by ongoing marketing-focused educational programs, one-on-one meetings with district managers, and periodic newsletters addressing company and industry matters.

Motivating Performance. Our training and incentives instill in Sovran managers the drive, ambition and initiative of entrepreneurs who manage Sovran properties as if they were their own. To maximize net operating margins, our managers make decisions at the local level. With the ground-level authority we give them, they can respond to changing market conditions and seize opportunities as they arise.

Performance that achieves these goals and contributes to the bottom line is rewarded by an incentive plan under which managers can earn a percentage of all gross income in excess of targets established annually for each property. In 1996, 95% of our managers earned an incentive bonus. Their individual performance is reflected in the outstanding results your Company achieved for the year.

Process Increases Efficiency and Scope. As we continue to expand our portfolio of properties, Sovran's seasoned management team and our sophisticated information systems and marketing programs--both tested and perfected in our existing markets-- allow us to look beyond our traditional geographic boundaries for opportunities compatible with our growth strategy. This management process also permits the seamless integration of new properties into the Sovran family regardless of whether they are already in our established markets or new to Sovran. This was the case with our successful entry last year into the Texas market.

Management Information System Links Properties. Sovran links each property to corporate headquarters through a network of in-store computers and proprietary software. This customized management information system provides the automated processing of billings, collection and reservations, freeing on-site managers to concentrate on building sales and customer relationships. Newly-acquired properties can be linked to the information system quickly. By having such a system up and running, Sovran's unprecedented growth through acquisitions in 1996 did not require the expense of significant additional headquarters' staff nor overburden Sovran's district managers.

An Integrated Marketing Plan Keeps Focus on Growth. The management information system not only serves operational needs, it also provides invaluable marketing data. For example, the system provides information on types of customers-commercial or individual-and length of rental period. This data is used in developing our annual marketing plan for each property. These plans help identify heavily occupied properties where rental rate increases may be appropriate, or trigger targeted marketing initiatives for properties that have excess capacity. While the past year has been remarkable for the growth Sovran has experienced, we anticipate even more growth in the year ahead.

New Facilities; New Markets. Sovran's recently acquired $75 million capital facility should accommodate a continued expansion in 1997.

Operating Margins. While we currently enjoy one of the highest operating margins in the industry, we would expect to exceed our current level of 73% in the coming year through continued upward pressure on rent and aggressive collection practices.

Commercial Tenants. Although we presently have a high percentage of commercial tenants compared to industry averages, we believe we can increase that percentage with the special marketing initiatives currently underway.

Acquisition Over Development. In the immediate future Sovran is likely to favor acquisitions of existing properties over development of new facilities. But, we have the expertise and will capitalize on attractive opportunities to develop properties from scratch when terms and conditions favor this approach.
And we expect, in the coming year, to expand several of our existing properties by adding square footage and enhancements.

Our investors should know, however, that the strategy guiding all our growth activity, now and in future years, will always be "controlled growth."

We are pleased by the success of our efforts in our first full public year and we are grateful for the talents and commitment of our entire Sovran team. Clearly, the future is filled with challenge. We think it is also filled with promise and opportunity.


Robert J. Attea
Chairman of the Board and
Chief Executive Officer

Kenneth F. Myszka
President and
Chief Operating Officer

Distribution of Properties as of December 31, 1996

                    # of                     Square              # of
                    Properties     %         Feet      %         Units     %
Alabama                  6          5.41%    319,925    5.49%     2,437     4.70%
Connecticut              3          2.70%    123,925    2.13%       992     1.91%
Florida                 32         28.83%  1,942,445   33.36%    17,687    34.09%
Georgia                 15         13.51%    744,012   12.78%     6,309    12.16%
Maryland                 4          3.60%    173,669    2.98%     1,977     3.81%
Massachusetts            4          3.60%    157,854    2.71%     1,576     3.04%
Mississippi              2          1.80%     80,675    1.39%       652     1.26%
New York                 8          7.21%    393,101    6.75%     3,427     6.60%
North Carolina           7          6.31%    343,601    5.90%     3,650     7.03%
Ohio                     5          4.50%    268,280    4.61%     2,303     4.44%
Pennsylvania             6          5.41%    307,996    5.29%     2,648     5.10%
Rhode Island             1          0.90%     37,825    0.65%       397     0.76%
South Carolina           7          6.31%    345,833    5.94%     2,780     5.36%
Texas                    5          4.50%    242,720    4.17%     1,870     3.60%
Virginia                 6          5.41%    340,739    5.85%     3,184     6.14%
                       __________________________________________________________

Total                  111           100%  5,822,600     100%    51,889      100%


Management's Discussion and Analysis of Financial Condition and
Results of Operations
_________________________________________________________________


The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The following discussion is based on the financial statements of the Company as of December 31, 1996, December 31, 1995, and for the period from June 26, 1995 (commencement of operations) to December 31, 1995 and the combined statements of Sovran Capital, Inc. and the Sovran Partnerships (the predecessor to the Company) as of December 31, 1994, and for the period from January 1, 1995 to June 25, 1995.

The combined financial statements of Sovran Capital, Inc. and Sovran Partnerships combine the balance sheet data and results of operations of the partnerships that previously owned the properties and the management operations of Sovran Capital, Inc., all of which was contributed to the Company in the formation transactions. Sovran Capital, Inc. and the Sovran Partnerships are considered the predecessor entity to the Company, and the combined financial statements are presented for comparative purposes. The following discussion compares the activities of the Company for the year ended December 31, 1996 with the year ended December 31, 1995 and with the activities of Sovran Capital, Inc. and the Sovran Partnerships for the year ended December 31, 1994.

Results of Operations

Year Ended December 31, 1996 compared to Year Ended December 31,
1995

Rental revenues improved from $21,817,000 for the year ended December 31, 1995 to $32,946,000 for the year ended December 31, 1996, an increase of $11,129,000, or 51%. Of this, $5,056,000 resulted from the acquisition of twenty-nine properties during 1996, $4,934,000 resulted from having the 1995 acquisitions included for a full year of operations, and $1,139,000 resulted from increased occupancy levels and rental rates. Interest and other income remained virtually unchanged at approximately $650,000.

Property operating and real estate tax expense increased $2,963,000 or 48% during the period. Of this, $1,501,000 was incurred by the facilities acquired in 1996, $1,367,000 resulted from the having the 1995 acquisitions included for a full year of operations, and $95,000 additional cost was incurred in the operation of the sixty facilities owned by the Company since January 1, 1995.

General and administrative expenses decreased $266,000 primarily as a result of non-recurring legal, accounting and other professional fees associated with the winding up of partnership activities and the merger and formation transactions.

Interest expense of $1,924,000 in 1996 resulted exclusively from borrowings on the Company's line of credit. The Company had borrowings outstanding of $59,309,000 before paying off the balance with the proceeds of a common stock offering in October 1996. Interest expense in 1995 was $3,399,000 or $1,475,000 higher than in 1996. This was primarily due to the fact that until the Initial Offering in June 1995, the Predecessors had incurred substantial mortgage debt as a means to finance its acquisitions, and paid approximately $3,268,000 to carry that debt through June 1995. Upon completion of the Initial
Offering, this mortgage debt was paid in full, and there was only a line of credit borrowing of $5,000,000 outstanding at the end of 1995.

Depreciation and amortization expense increased to $4,583,000 from $3,309,000, primarily as a result of the additional depreciation taken on the $60 million of real estate assets acquired in 1996.

Earnings before interest, taxes, depreciation and amortization increased $8,403,000 or 61% in 1996 as a result of the aforementioned items.

Year Ended December 31, 1995 compared to Year Ended December 31,
1994

Rental revenues improved from $18,091,000 for the year ended December 31, 1994 to $21,817,000 for the year ended December 31, 1995, an increase of $3,726,000, or 21%. Of this, $2,290,000 resulted from the acquisition of twenty-two properties during 1995, $857,000 resulted from having the properties acquired during 1994 included for a full year in the operating results, and an additional $579,000 resulted from increased occupancy levels and rental rates at sites owned for more than one year. Interest and other income increased $218,000, primarily as a result of investing the proceeds of the underwriter's over-allotment option in the last two quarters of 1995.

Property operating and real estate tax expense increased $802,000 or 15% during the period. Of this, $910,000 was a result of absorbing additional expenses from operating the newly acquired properties, which was partially offset by a reduction in costs of $108,000 in the operation of the Company's sites operated for more than one year.

General and administrative expenses increased $246,000 primarily as a result of non-recurring legal, accounting and other professional fees associated with the winding up of partnership activities and the merger and formation transactions.

Interest expense decreased $2,469,000, because on June 25, 1995, all outstanding debt of Sovran Capital, Inc. and the Sovran

Partnerships was paid from the proceeds of the Initial Offering. $5,000,000 was borrowed pursuant to the Company's line of credit, and interest expense of $76,000 was incurred as a result of this indebtedness. On July 25, 1995, the Company used a portion of the exercised underwriter's over-allotment option to repay this borrowing. Upon the purchase of additional properties, the Company again borrowed funds, so that on December 31, 1995, the Company had outstanding indebtedness of $5,000,000.

Earnings before interest, taxes, depreciation and amortization increased from $10,867,000 to $13,763,000, an increase of $2,896,000 or 27%.

Pro Forma Year Ended December 31, 1996 Compared to Pro Forma Year
Ended December 31, 1995

On a pro forma basis, assuming the Initial Offering and subsequent common stock offering, the purchase of the twelve Acquisition Properties and the thirty-seven additional acquired properties all had occurred on January 1, 1995, the following comparisons can be made. Rental revenue of $36,805,000 in 1996 was increased by 14% over 1995's revenues of $32,258,000, primarily as a result of aggressive rate increases at the fifty-one sites acquired in 1996 and 1995, and a 2% increase in overall occupancy.

Operating expenses and real estate taxes in 1996 were $10,040,000 as compared to $9,232,000 in 1995, an increase of 8.8%. While cost efficiencies were enjoyed regarding insurance and yellow page advertising, these savings were offset by the Company's paying higher wages to attract professional managers, and start-up costs relating to the acquisition of the forty-nine properties. Despite the increase in expenses, operating margins improved from 71.4% to 72.8% in 1996.

General and administrative costs were determined by the Company's historical costs incurred in the management of 111 properties, and operating as a publicly owned REIT.

Interest expense in both years was determined by applying the non-usage fee associated with the Company's $75 million credit facility. The assumptions in both pro-forma years provided that common shares were sold in a sufficient amount to fund the acquisition of all properties used in the calculations without issuance of debt.

Liquidity and Capital Resources

Capital Resources:

On June 25, 1995 the Company completed its Initial Offering of common shares and received net proceeds of approximately $135,000,000. Simultaneously with this transaction, the Company borrowed $5,000,000 pursuant to a line of credit agreement. The Company used the net proceeds from the Initial Offering for the repayment of indebtedness, to purchase the Acquisition Properties, payment of costs and fees associated with the formation and payments to acquire interests owned by certain limited partners in the Sovran Partnerships. In addition, a portion of the net proceeds was allocated to working capital. This was further allocated to certain costs associated with the Initial Offering.

On July 20, 1995, the underwriters exercised their over-allotment option granted in the Initial Offering, and the Company received additional net proceeds of approximately $16,000,000. The $5,000,000 initially borrowed was repaid, and the remaining $11,000,000 was applied to property purchases in the fourth quarter of 1995.

In October 1996, the Company issued and sold another 3,162,500 shares of common stock in a follow-on public offering, resulting in net proceeds of approximately $77 million. These proceeds were used to repay $60 million outstanding on the line of credit, and the remaining cash was used to fund the purchase of self storage facilities in the fourth quarter of 1996 and the first quarter of 1997.

Establishment of Revolving Credit Facility:

In June 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. At December 31, 1995, the Company had identified and pledged properties sufficient to provide $45 million of such borrowings; at the Company's option, and upon pledging additional properties, the line could have been increased an additional $15 million. Interest on outstanding balances was payable monthly at 260 basis points above LIBOR. The commitment fee was $281,250, and the term of the agreement was for two years.

In August 1996, the terms of the agreement were renegotiated as follows: the rate was reduced to LIBOR plus 190 basis points, the amount and collateral pledged was increased to $75 million, and the agreement was extended through August 1998. An additional commitment fee of $225,000 was paid.

Acquisition and Development Strategy

Since the Initial Offering, the Company used the balance of the proceeds from the underwriter's over-allotment option, the follow-on public offering and borrowings pursuant to the line of credit to acquire properties from unaffiliated storage operators in Virginia, Florida, Georgia, New York, Pennsylvania, Texas, Alabama and Maryland. In 1995, following the Initial Offering, the Company added 8 facilities and 550,000 square feet of storage space to its portfolio. In 1996, 29 facilities comprising 1,490,000 square feet were added, resulting in a total of 111 facilities and 5,800,000 square feet of net rentable storage space owned and operated by the Company.

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets. In 1995, this strategy was implemented in new markets by acquiring multiple facilities in Tampa, Florida, Eastern Virginia, Montgomery, Alabama and Harrisburg, Pennsylvania. The Company increased its market presence in Atlanta, Georgia, Western New York, and Pensacola, and Jacksonville, Florida.

In 1996 the Company expanded its presence in Florida, Alabama, New York and Georgia, and entered new markets in Texas and Virginia.

In January 1997, the Company made three major acquisitions totaling $40 million. Nine properties were acquired in Cleveland and Youngstown, Ohio, five properties were acquired in Northern Michigan and three were purchased in San Antonio, Texas. This was consistent with the Company's policy of expanding its presence in existing markets, (Cleveland and Youngstown), and in entering new markets when it can do so with "clustered" purchases of three or more in one market area. (San Antonio - three were added to the two acquired in March 1995, and five were acquired simultaneously in Northern Michigan).

The Company will continue to aggressively pursue the acquisition of quality self storage properties in markets where it already operates, and in strategic new markets where a substantial property base can be quickly established.

The Company also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

REIT Qualification and Distribution Requirements:

As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 1997 will be applied toward the Company's 1996 distribution requirement.

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 1995, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.


Inflation

The Company does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Company with the opportunity to achieve increases in rental income as each lease matures

Seasonality

The Company's revenues typically have been higher in the third and forth quarter, primarily because the Company increases its rental rates on most of its storage units at the beginning of May, and to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Company believes that its tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to affect materially distributions to shareholders.

SELECTED FINANCIAL DATA
______________________________________________________________________________________________________________

                                             Predecessor (a)                         Company
______________________________________________________________________________________________________________

                                                                           For         For
                                                                           Period      Period       At or for
                                                                           from        from         Year
(dollars in thousands, except      At or for Year Ended December 31,       1/1/95 to   6/26/95 to   Ended
per share data)                    1992       1993        1994             6/25/95     12/31/95     12/31/95
______________________________________________________________________________________________________________
Operating Data:

Operating revenues                 $11,376    $13,660     $18,530          $9,532      $12,942      $33,597

Earnings (Losses)                   (2,377)      (825)      1,836             311        6,744       15,659
                                   _______    _______     _______          ______      _______      _______
Net income per common share           -          -           -               -            0.91         1.88

Dividends declared per
  common share                        -          -           -               -            1.04         2.05
                                   _______    _______     _______          ______      _______      _______

Balance Sheet Data:

Total Assets                       $61,485    $78,918     $82,733         $84,527     $160,437     $235,415

Total Liabilities                  $52,244    $64,096     $69,014         $71,311      $10,697       $8,131
                                   _______    _______     _______         _______     ________     ________


(a) The Company was not formed until April 19, 1995, and has no historical results of operations.

All historical results of operations are those of Sovran Capital, Inc. and the Sovran Partnerships.



SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

                                                     December 31,
                                                  __________________

(dollars in thousands, except                       1996      1995
share data)                                         ____      ____
_____________________________

Assets
  Investment in storage facilities:
     Land                                         $49,591    $36,640
     Building and equipment                       171,120    122,821
                                                  _______    _______
                                                  220,711    159,461

     Less: accumulated depreciation                (5,457)    (1,497)
                                                  _______    _______
  Investments in storage facilities, net          215,254    157,964
  Cash and cash equivalents                        16,687        732
  Accounts receivable                                 482        297
  Prepaid expenses and other assets                 2,992      1,444
                                                  _______    _______
    Total Assets                                 $235,415   $160,437
                                                  =======    =======
Liabilities
  Line of credit                                 $      -     $5,000
  Accounts payable and accrued liabilities          1,197        908
  Deferred revenue                                  1,367        980
  Accrued dividends                                 5,567      3,809
                                                  _______     ______
    Total Liabilities                              $8,131    $10,697
  Minority interest                                 3,655          -
Shareholders' Equity
  Common stock $.01 par value, 100,000 shares
    authorized, 10,706,671 shares issued and
    outstanding (7,542,171 at December 31, 1995)      107         75
  Preferred stock, 10,000,000 shares authorized,
    none issued and out-standing, 250,000 shares
    designated as Series A Junior Participating
    Preferred Stock, $.01 par value                     -          -
  Additional paid-in capital                      227,719    150,727
  Unearned restricted stock                           (39)         -
  Dividends in excess of net income                (4,158)    (1,062)
                                                  _______    _______
    Total shareholders' equity                   $223,629   $149,740
                                                  _______    _______
    Total Liabilities and Shareholders' Equity   $235,415   $160,437
                                                  =======    =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC. (THE COMPANY) AND
SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
PREDECESSORS TO THE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
COMBINED STATEMENTS OF OPERATIONS OF THE PREDECESSORS

                                                                 Company                                 Predecessors
                                             ____________________________________________________________________________________

                                                  Year Ended            June 26, 1995 to   January 1, 1995 to   Year Ended
(dollars in thousands, except per share data)     December 31, 1996     December 31, 1995  June 25, 1995        December 31, 1994
_____________________________________________     _________________     _________________  __________________   _________________
Revenues:
  Rental income                                   $32,946               $12,557            $9,260               $18,091
  Interest and other income                           651                   385               272                   439
                                                  _______               _______            ______               _______
     Total revenues                                33,597                12,942             9,532                18,530

Expenses:
  Property operations & maintenance                 6,662                 2,533             2,061                 4,034
  Real estate taxes                                 2,464                   861               708                 1,327
  General and administrative                        2,282                   974             1,574                 2,302
  Interest                                          1,924                   131             3,268                 5,868
  Depreciation and amortization                     4,583                 1,699             1,610                 3,163
                                                  _______               _______            ______               _______
     Total expenses                                17,915                 6,198             9,221                16,694
                                                  _______               _______            ______               _______
Net income before minority interest                15,682                 6,744               311                 1,836
Minority interest                                      23                     -                 -                     -
                                                  _______               _______            ______               _______
Net Income                                        $15,659                $6,744              $311                $1,836
                                                  =======               =======            ======               =======
Earnings per share                                  $1.88                 $0.91

Common shares used in
  earnings per-share calculation                8,328,954             7,429,872
Dividends declared per share                        $2.05                 $1.04
                                                _________             _________
See notes to financial statements.

SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE PREDECESSORS TO THE COMPANY)
COMBINED STATEMENTS OF OWNERS' EQUITY
                              Common              Additional    Accumulated                 Dividend
                              Stock     Common    Paid-in       Owners          Treasury    in Excess of    Total
(dollars in thousands)        Shares    Stock     Capital       Equity          Stock       Net Income      Equity
______________________        ______    ______    __________    ____________    _________   ____________    ______
Balance January 1, 1994       400        -         -            $14,897         $(75)        -              $14,822
  Cash distributions          -          -         -             (3,477)        -            -               (3,477)
  Capital contributions       -          -         -                538         -              538
  Net income                  -          -         -              1,836         -            -                1,836
                              ___       ______    ______        _______         _____       ______          _______
Balance December 31, 1994     400        -         -            $13,794          (75)        -              $13,719
  Cash distributions          -          -         -             (1,779)        -            -               (1,779)
  Cash contributions          -          -         -                965         -            -                  965
  Net income                  -          -         -                311         -            -                  311
                              ___       ______    ______        _______         _____       ______          _______
 Balance June 25, 1995        400       $-        $-            $13,291         $(75)       $-              $13,216
                              ===       ======    ======        =======         =====       ======          =======


SOVRAN SELF STORAGE, INC. (the COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                        Common               Additional    Unearned       Dividend
                                        Stock       Common   Paid in       Restricted     in Excess of     Total
(dollars in thousands)                  Shares      Stock    Capital       Stock          Net Income       Equity
______________________                  ______      ______   __________    __________     ____________     ______
Balance June 26, 1995                    -          $-       $-            $-             $-               $-
  Issuance of common stock - offering   5,890,000     59      124,273       -              -                124,332
  Issuance of common stock -
    private placement                     422,171      4       10,128       -              -                 10,132
  Issuance of over-allotment shares       750,000      7       16,035       -              -                 16,042
  Issuance of shares to principal
    shareholders in exchange for their
    interest in Sovran Capital, Inc.      480,000      5          291       -              -                    296
  Net Income                             -            -        -            -                6,744            6,744
  Dividends                              -            -        -            -               (7,806)          (7,806)
                                        _________   ____     ________      ____           ________         ________

Balance December 31, 1995               7,542,171    $75     $150,727      $-              $(1,062)        $149,740
  Issuance of common stock              3,162,500     32       76,941       -              -                 76,973
  Issuance of restricted stock              2,000     -            51       (51)           -                -
  Earned portion of restricted stock      -           -        -             12            -                     12
  Net income                              -           -        -            -               15,659           15,659
  Dividends                               -           -        -            -              (18,755)         (18,755)
                                       __________   ____     ________      ____            _______         ________
Balance December 31, 1996              10,706,671   $107     $227,719      $(39)           $(4,158)        $223,629
                                       ==========   ====     ========      ====            =======         ========
See notes to financial statements


SOVRAN SELF STORAGE, INC. (THE COMPANY) AND SOVRAN CAPITAL, INC. AND SOVRAN PARTNERSHIPS (THE
PREDECESSORS TO THE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSORS
                                                            Company                       Predecessors
                                             ____________________________________________________________________________________

                                                  Year Ended            June 26, 1995 to   January 1, 1995 to   Year Ended
(dollars in thousands)                            December 31, 1996     December 31, 1995  June 25, 1995        December 31, 1994
Operating Activities
Net income                                        $15,659                  $6,744             $311               $1,836
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                     4,583                   1,699            1,610                3,163
  Minority interest                                    23
  Restricted stock earned                              12
  Changes in assets and liabilities:
    Accounts receivable                              (145)                    (40)             (46)                  84
    Prepaid expenses and other assets                (182)                     37             (849)                 (36)
    Accounts payable and other liabilities            157                  (1,225)             891                  339
    Deferred revenue                                   45                     (27)              86                   42
                                                  _______               _________          _______              _______
Net cash provided by operating activities         $20,152                  $7,188           $2,003               $5,428
                                                  _______               _________          _______              _______
Investing Activities
  Additions to storage facilities                 (57,160)               (156,780)          (3,478)              (9,151)
  Additions to other assets                        (1,986)                 (1,185)            -                    -
  Restricted cash                                    -                       -                 138                2,542
                                                  _______               _________          _______              _______
  Net cash used in investing activities          $(59,146)              $(157,965)         $(3,340)             $(6,609)
                                                  _______               _________          _______              _______
Financing Activities
  Net proceeds from sale of common stock           76,973                 150,506             -                    -
  (Prepayments on) proceeds from line of
    credit draw down                               (5,000)                  5,000             -                    -





  Dividends paid                                  (16,997)                 (3,997)            -                    -
  Minority interest distributions                     (27)                   -                -                    -
  Proceeds from issuance of mortgages                -                       -               2,821                5,511
  Mortgage principal payments                        -                       -              (1,500)              (1,542)
  Capital contributions                              -                       -                 965                  538
  Cash distributions                                 -                       -              (1,779)              (3,477)
                                                  _______               _________        _________               ______
Net cash provided by financing activities         $54,949                $151,509             $507               $1,030
                                                  _______               _________        _________               ______
Net increase (decrease) in cash                    15,955                     732             (830)                (151)
Cash at beginning of period                           732                    -               1,045                1,196
                                                  _______               _________        _________               ______
Cash at end of period                             $16,687                    $732             $215               $1,045
                                                  _______               _________        _________               ______
Supplemental cash flow information
  Cash paid for interest                           $1,842                    $234           $3,268               $5,869

See notes to financial statements


SOVRAN SELF STORAGE, INC. (THE COMPANY) AND SOVRAN CAPITAL, INC.
AND SOVRAN PARTNERSHIPS (THE PREDECESSORS TO THE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS OF THE COMPANY AND
COMBINED STATEMENTS OF CASH FLOWS OF THE PREDECESSORS

Supplemental cash-flow information for the year ended December 31, 1996 (dollars in thousands)
____________________________________________________________________
Storage facilities acquired through the issuance of
  minority interest in the operating partnership            $  3,659
Fair value of net liabilities assumed on the
  acquisition of storage facilities                              434
____________________________________________________________________
Dividends declared but unpaid were $5,567 at December 31, 1996 and $3,809 at December 31, 1995.

Supplemental cash-flow information for the period from June 26, 1995 to December 31, 1995
(dollars in thousands)
____________________________________________________________________
Cash paid for partnership interest                         $ 42,865
Cash paid for acquisition properties                         45,121
Cash paid to retire partnership mortgages                    67,602
Prepayment penalties and closing costs                          860
Cash paid for building improvements                             332
___________________________________________________________________
Cash paid for storage facilities per statement of
  cash flows                                               $156,780
Fair value of net liabilities assumed of the
  partnerships and Sovran Capital, Inc.                       2,681
___________________________________________________________________
Investment in storage facilities per financial statements  $159,461
___________________________________________________________________

Supplemental cash-flow information for the year ended December 31, 1994 and the period ended June 25, 1995 (in thousands):

The balance for proceeds from the issuance of mortgages and the cash used for additions to storage facilities do not include sellers' mortgage obligations assumed by the Sovran partnerships as part of the acquisitions of storage facilities, which totaled $3,408 for the year ended December 31, 1994. Mortgage obligations assumed by the Sovran partnerships from January 1, 1995 to June 25, 1995, totaled $2,100.

Sovran Partnerships entered into a property-swap transaction during 1994, which resulted in the exchange of the properties and their related mortgages payable, as well as the elimination of all the accrued and capitalized costs on the properties exchanged. This transaction was accounted for as an exchange under APB 29; accordingly the resultant economic gain was not recognized. This transaction resulted in a non-cash decrease in the following accounts at December 31, 1994:

Prepaid expenses and other assets                 $     400
Accrued property tax                              $     253
Investments in storage facilities                 $   2,440
Mortgage payable                                  $   2,587
See notes to financial statements.

Notes to Consolidated Financial Statements
Sovran Self Storage, Inc.
December 31, 1996

1.  Organization

Sovran Self Storage, Inc. (the "Company"), a self administered and self managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.

Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 37 (29 in 1996 and 8 in 1995) self storage properties from unaffiliated third parties, increasing the total number of self storage properties owned at December 31, 1996 to 111 properties, most of which are in the eastern United States.

On October 1, 1996, the Company completed a public offering of 2,750,000 common shares at $26.00 per share. On October 8, 1996, the over allotment of the public offering of 412,500 common shares was exercised at $26.00 per share. Net of underwriting discounts and offering costs, the Company received approximately $77 million in proceeds from this offering. The net proceeds have been used to repay indebtedness under the line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.

2.  Summary of Significant Accounting Policies

Basis of Presentation
The Company was formed on April 19, 1995, and commenced operations effective with the completion of the Offering on June 25, 1995. Accordingly, the Company's results of operations are presented from June 26, 1995, the date following the completion of the Offering and the establishment of REIT status, through December 31, 1996.

All of the Company's assets are owned by and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby control the operations of the Operating Partnership holding a 97.61% ownership interest therein as of December 31, 1996. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Partnership subsequent to the Offerings. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

The combined statements of operations for the period ended
June 25, 1995 and the year ended December 31, 1994 reflect the assets, liabilities and results of operations of the Sovran Capital, Inc. and the Sovran Partnerships (the Predecessors). Such financial statements have been presented on a combined basis, because the entities were the subject of the business combination described in Note 1. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition
Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue.

Interest and Other Income
Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies) and commissions from truck rentals.

Investment in Storage Facilities
Storage facilities are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements which extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The

Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not material.

Prepaid Expenses and Other Assets
Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 1996, consist primarily of loan acquisition costs of approximately $961, net of accumulated amortization of approximately $194; organizational costs of approximately $46, net of accumulated amortization of approximately $17; and covenants not to compete of $630, net of accumulated amortization of $145. Loan acquisition costs are amortized over the terms of the related debt; organization costs are amortized over 5 years; and the covenants are amortized over the contract periods. Amortization expense was $620 and $202 for the periods ended December 31, 1996 and 1995, respectively.

Income Per Share
Net income per share is calculated using the weighted average number of shares outstanding during the period. In 1996, the impact of outstanding stock options is not materially dilutive.

Minority Interest
The minority interest reflects the outside ownership interest of the limited partners of the Partnership. Amounts allocated to these interest are reflected as an expense in the income statement and increases the Company's liability. Distributions to these partners reduce this liability. At December 31, 1996, minority interest ownership was 139,930 partnership units or 1.29%.

Income Taxes
The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes in the accompanying financial statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the year ended December 31, 1996 and the period from June 26, 1995, to December 31, 1995 (in thousands):

(dollars in thousands)                       1996      1995
_________________________________________________________________

Cost:
Beginning balance                            $159,461  $   -
  Sovran Capital, Inc. & Sovran Partnership
    62 original facilities                       -      114,008
  Acquisition properties                         -       25,603
  Property acquisitions                        58,626    19,518
  Improvements and equipment additions          2,640       332
  Dispositions                                    (16)      -
_________________________________________________________________
Ending balance                               $220,711  $159,461
_________________________________________________________________
Accumulated Depreciation:
Beginning balance                            $  1,497  $   -
  Additions during the year                     3,964     1,497
  Dispositions                                     (4)     -
_________________________________________________________________
Ending balance                               $  5,457  $  1,497
_________________________________________________________________

4.  Line of Credit
The Company maintains a $75 million revolving-credit facility secured by specific storage facilities with a net carrying value of $143 million. At December 31, 1996, the Company had identified and pledged properties sufficient to provide $75 million of such borrowings. Interest on outstanding balances is payable monthly at 190 basis points above LIBOR. The commitment fee was $225,000 and there is a facility fee attached to the line at the following rates: i) .25% if the unused commitment (UC) is less than $30 million, or ii) .375% if UC is greater than $30 million. At December 31, 1996, the Company was at the .375% rate.

The loan agreement related to the line of credit provides for certain restrictive covenants based on net worth and cash flow.

At December 31, 1996, the Company had no balance outstanding ($5 million at December 31, 1995) on the line of credit.

5.  Pro Forma Financial Information (Unaudited)
The unaudited pro forma condensed statement of operations for the year ended December 31, 1995 is presented as if the 1996 Offering and the purchase of 12 acquisition properties and the subsequent purchase, in 1995 and 1996, of 37 additional storage facilities occurred at the beginning of 1995. The unaudited pro forma condensed statement of operations for the year ended December 31, 1996 is presented as if the 1996 offering and the acquisition, in 1996, of 29 storage facilities occurred at the beginning of 1996. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company and the predecessors. It should be read in conjunction with the financial statements of the Company and the predecessors and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

(dollars in thousands except per        Year Ended December 31,
share data)                                1996        1995
________________________________           ____        ____
Revenues:
  Rental income                         $  36,805   $  32,258
  Interest and other income                   668         672
_____________________________________________________________
     Total revenues                        37,473      32,930

Expenses:
  Property operations & maintenance         7,396       6,840
  Real estate taxes                         2,644       2,392
  General and administrative                2,300       2,300
  Interest                                    281         281
  Depreciation and amortization             5,116       5,116
_____________________________________________________________
     Total Expenses                        17,737      16,929
_____________________________________________________________

Income before minority interest            19,736      16,001
  Minority interest                          (255)       (206)
_____________________________________________________________
Net income                              $  19,481   $  15,795
_____________________________________________________________
Earnings per share                      $    1.82   $    1.48
_____________________________________________________________
Common shares used in earnings
per share calculation                  10,706,671  10,706,671
_____________________________________________________________

6.  Stock Options
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which is effective for the Company's 1996 fiscal year. The statement encourages but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on the fair value of the underlying stock. The Company intends to continue using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose proforma net income and earnings per share under the new method. If the accounting provisions of the new statement had been adopted as of the beginning of 1995, the net effect on 1995 and 1996 earnings would have been immaterial. Depending on the future use of stock options, the impact of the accounting provisions in future years may become material and would be disclosed at that time.

The Company has established the 1995 Award and Option Plan (the
Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four years, and must be exercised within 10 years from the date of grant. The exercise price for qualified incentive must be at least equal to the fair market value at the date of grant. As of December 31, 1996, options for 276,000 shares had been granted under the Plan. The total options available under the plan is 400,000.

The Company also established the 1995 Outside Directors' Stock Option Plan (the Nonemployee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Nonemployee Plan provides for the annual granting of options to purchase 2,500 shares of common stock to each eligible director. Such options vest over a one year period for initial awards and immediately upon subsequent issuances.
The total shares reserved under the Nonemployee Plan is 50,000. The exercise price for options granted under the Nonemployee Plan is equal to fair market value at date of grant. As of December 31, 1996, options for 17,500 shares had been granted under the Nonemployee Plan.

The Company has also issued 2,000 shares of restricted stock to employees which vests over a four year period. The fair value of the restricted stock on the date of grant was $25.38.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                              1996                      1995
                       ____________________________________________________
                                Weighted average           Weighted average
                       Options  exercise price    Options  exercise price
                       ____________________________________________________
Outstanding at
beginning of year      268,000     $23.00            -            -
  Granted               28,000      25.92          274,000      $23.00
  Forfeited             (2,500)     23.00           (6,000)      23.00
                       _______    _______          _______      ______
  Outstanding at
  end of year          293,500     $23.97          268,000      $23.00
                       =======     ======          =======      ======
Exercisable at end
of year                 82,000     $23.48             -            -


Exercise prices for options outstanding as of December 31, 1996 ranged from $23.00 to $27.00. The weighted average remaining contractual life of those options is 8.6 years.

7.  Shareholder Rights Plan
In November 1996, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $75, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of common stock. If a person or group acquires more than 10% of the then outstanding shares of common stock, each Right will entitle its holder to receive, upon exercise, common stock having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in November 2006 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company's earnings.

8.  Preferred Stock
The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance, the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the Form 8-K filed December 3, 1996.

9.  Supplementary Quarterly Financial Data (Unaudited)
The following is a summary of quarterly results of operations for the fiscal quarters since the consummation of the offering on June 26, 1995:

                                         1996 Quarter Ended
                                         __________________
(dollars in thousands except
per share data)                March 31  June 30  September 30  December 31
____________________________   ________  _______  ____________  ___________

Revenues                       $6,944    $ 7,960  $9,034        $9,659
Net income                     $3,152    $ 3,610  $3,644        $5,253
Per common share (Note 2):
  Net income                   $ 0.42    $  0.48  $ 0.48        $ 0.50
                               ______    _______  ______        ______

                                         1995 Quarter Ended
(dollars in thousands except             __________________
per share data)                June 30*   September 30   December 31
____________________________   _______    ____________   ___________

Revenues                       $   352    $6,343         $6,247
Net income                     $   164    $3,213         $3,367
Per common share (Note 2):
  Net income                   $  0.02    $ 0.44         $ 0.45
                               _______    ______         ______

(*) Includes results for the period June 26, 1995 (Formation) to June 30,
1995.

10.  Commitments and Contingencies
The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

As of December 31, 1996, the Company had entered into contracts for the purchase of 17 facilities. These facilities were acquired in January, 1997 for a total cost of $40.6 million.

Report of Independent Auditors


The Board of Directors and Shareholders
Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996 and the period from June 26, 1995 to December 31, 1995. We have also audited the combined statements of operations, owners' equity and cash flows of Sovran Capital, Inc. and Sovran Partnerships for the period from January 1, 1995 to June 25, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the management of Sovran Self Storage, Inc.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996 and the period from June 26, 1995 through December 31, 1995, and the combined results of operations and cash flows of Sovran Capital, Inc. and Sovran Partnerships from January 1, 1995, to June 25, 1995, and for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



Ernst & Young, LLP
Buffalo, New York
February 6, 1997

Corporate Officers and Directors
_________________________________________________________________

Officers                                Directors

Robert J. Attea (Also Director)         Charles E. Lannon
Chairman of the Board and               President
Chief Executive Officer                 Strategic Capital, LLC

Kenneth F. Myszka (also Director)       John Burns, CPA
President and                           President
Chief Operating Officer                 Sterling Ltd., Co.

David L. Rogers                         Michael A. Elia
Chief Financial Officer                 President and
                                        Chief Executive Officer
                                        Sevenson Environmental
                                        Services, Inc.

                                        Anthony Gammie
                                        Retired Chairman of the
                                          Board
                                        Bowater Incorporated

Shareholder Information
_________________________________________________________________

Corporate Headquarters
5166 Main Street
Williamsville, New York  14221
(716) 633-1850

Registrar and Transfer Agent
American Stock Transfer & Trust
Company
40 Wall Street
New York, New York  10005
(718) 921-8200

Annual Meeting
May 13, 1997
1285 Avenue of the Americas
New York, NY
10:00 a.m. (E.D.T.)

Sovran's Web Site
Look for Sovran's web site in
the second quarter of 1997.

Form 10-K Report
A copy of the Company's Annual
Report on Form 10-K for the year
ended December 31, 1996 filed with
the Securities and Exchange Commission,
will be furnished to shareholders
without charge upon written request.
Please contact Joan M. Light,
(716) 633-1850.

Investor Relations
For more information or to receive
Sovran's quarterly reports, please
contact Christine M. Aguglia
(716) 633-1850.

Independent Auditors
Ernst & Young, LLP
1400 Key Tower, 50 Fountain Plaza
Buffalo, New York  14202
(716) 843-5000


Stock Information

Exchange:  New York Stock Exchange
Listing Symbol:  SSS

Average Daily Trading Volume:  30,583 shares

The following table sets forth the high and low sales price of the Common Stock on the New York Stock Exchange composite tapes for the period from June 26, 1996 (Formation), to December 31, 1996.

                      Range
Quarter        High           Low
_______        ____           ___

1996 lst       27.5           25
     2nd       27.125         24.625
     3rd       27             24.625
     4th       31.25          25.625

As of December 31, 1996, there were
approximately 370 holders of record of
the common stock

                           Exhibit 23

                 CONSENT OF INDEPENDENT AUDITORS

                 Consent of Independent Auditors





Board of Directors
Sovran Self Storage, Inc.


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Sovran Self Storage, Inc. of our report dated February 6, 1997, included in the 1996 Annual Report to
Shareholders of Sovran Self Storage, Inc.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) pertaining to the 1995 Award and Option Plan and the 1995 Directors' Stock Option Plan of Sovran Self Storage, Inc. of our reports dated
February 6, 1997, with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. incorporated by reference or included in the Annual Report (Form 10-K) for the year ended December 31, 1996.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-08883) of Sovran Self Storage, Inc. and in the related Prospectus of our reports dated February 6, 1997, with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. incorporated by reference or included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                              ERNST & YOUNG LLP


Buffalo, New York
March 25, 1997