Form 10-Q
period 1997-03-31
SOVRAN SELF STORAGE INC
filed 1997-05-15
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended 3/31/97

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-13820


                            Sovran Self Storage, Inc.
             (Exact name of Registrant as specified in its charter)

Maryland                                                     16-1194043
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5166 Main Street
Williamsville, NY 14221
(Address of principal executive offices)  (Zip code)

                                                            (716) 633-185
                        (Registrant's telephone number including area code)

                                 Not applicable
er name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.01 par value per share                       10708171 shares

Part I.  Financial Information

Item 1.  Financial Statements


                          SOVRAN SELF STORAGE, INC ...
                         CONSOLIDATED BALANCE SHEETS

                                                            March   December
                                                              31,      31,
(dollars in thousands, except share data)                    1997     1996
------------------------------------------------------       ----     ----

Assets
  Investment in storage facilities:
     Land                                                  $ 61,609  $ 49,591
     Building and equipment                                 218,503   171,120
                                                            -------   -------
                                                            280,112   220,711
                                                           --------  --------
     Less: accumulated depreciation                          (6,780)   (5,457)
                                                           --------  --------
  Investments in storage facilities, net                    273,332   215,254
  Cash and cash equivalents                                   2,396    16,687
  Accounts receivable                                           769       482
  Prepaid expenses and other assets                           2,673     2,992
                                                              -----     -----
   Total Assets                                            $279,170  $235,415
                                                           ========  ========

Liabilities
  Line of credit                                           $ 32,000  $      -
  Accounts payable and
   accrued liabilities                                        2,262     1,197
  Deferred revenue                                            1,854     1,367
  Accrued dividends                                           5,568     5,567
  Mortgage payable                                            3,559       -
                                                           --------  --------
    Total Liabilities
                                                             45,243     8,131

  Minority interest                                          10,959     3,655

Shareholders' Equity
  Common stock $.01 par value, 100,000
    shares authorized, 10,708,171 shares
    issued and outstanding
    (10,706,671 at December 31, 1996)                           107       107
   Preferred stock,  10,000,000 shares
    authorized, none issued and outstanding,
    250,000 shares designated as Series A
    Junior Participating Preferred Stock,
    $.01 par value                                                -         -
   Additional paid-in capital                               227,751   227,719
  Unearned restricted stock                                     (35)      (39)
  Dividends in excess of net income                          (4,855)   (4,158)
                                                           --------  --------
    Total shareholders'equity                               222,968   223,629
                                                            -------   -------

      Total Liabilities and Shareholders'
        Equity                                             $279,170  $235,415
                                                           ========  ========

See notes to financial statements ....................

                            SOVRAN SELF STORAGE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS







                                              January 1,1997   January 1,1996
                                                     to              to
(dollars in thousands, except
   per share data)                             March 31,1997    March 31,1996
                                              ---------------  ---------------

Revenues:
  Rental income                                $       10,578   $        6,857
  Interest and other income                               154               87
                                               ---------------  ---------------
     Total revenues                                    10,732            6,944

Expenses:
  Property operations & maintenance                     2,154            1,514
  Real estate taxes                                       857              513
  General and administrative                              744              507
  Interest                                                512              278
  Depreciation and amortization                         1,530              980
                                               ---------------  ---------------
     Total expenses                                     5,797            3,792
                                               ---------------  ---------------

Income before minority interest                         4,935            3,152

  Minority interest                                       (64)             -
                                               ---------------  ---------------

Net Income                                     $        4,871   $        3,152
                                               ===============  ===============

Earnings per share                             $          0.46  $          0.42
                                               ===============  ===============

Common shares used in earnings per                  10,707,238        7,542,171
  share calculation

Dividends declared per share                   $          0.52  $         0.505
                                               ===============  ===============

See notes to financial statements

                            SOVRAN SELF STORAGE, INC.

                                   STATEMENT OF CASH FLOW


                                             January 1, 1997  January 1, 1996
(dollars in thousands, except                       to              to
 per share data)                              March 31, 1997   March 31, 1996
                                             ---------------  ---------------
Operating Activities
Net income                                   $         4,871  $        3,152
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                        1,530              980
  Minority interest                                       64              -
  Restricted stock earned                                  4              -
  Changes in assets and liabilities:
     Accounts receivable                                (287)              18
     Prepaid expenses and other assets                   131              (82)
     Accounts payable and other liabilities            1,065               46
     Deferred revenue                                    487              177
                                              ---------------  ---------------
Net cash provided by operating activitie      $        7,865   $         4,291
                                              ---------------  ---------------

Investing Activities
  Additions to storage facilities                    (48,537)         (18,745)
  Additions to other assets                              (10)              (3)
                                              ---------------  ---------------
Net cash used in investing activities         $      (48,547)  $      (18,748)
                                              ---------------  ---------------

Financing Activities
  Net proceeds from sale of common stock                  32              -
  Proceeds from line of credit draw down              32,000           18,809
  Dividends paid                                      (5,568)          (3,809)
  Minority interest distributions                        (73)             -
  Proceeds from issuance of mortgages                     -               -
  Mortgage principal payments                             -               -
  Capital contributions                                   -               -
  Cash distributions                                      -               -
                                              ---------------   -------------
Net cash provided by financing activities      $      26,391    $      15,000
                                              ---------------   -------------

Net (decrease) increase in cash                      (14,291)             543
Cash at beginning of period                           16,687              732
                                             ---------------  ---------------
Cash at end of period                        $         2,396  $         1,275
                                             ===============  ===============

Supplemental cash flow information
     Cash paid for interest                  $           512  $           278


See notes to financial statements

                            SOVRAN SELF STORAGE, INC.

                             STATEMENT OF CASH FLOW




Supplemental cash-flow information for the quarter
  ended March 31, 1997
(dollars in thousands)
--------------------------------------------------------------------------------------


  Storage facilities acquired through the issuance of
    minority interest in the operating partnership                           $  7,313

   Fair value of net liabilities assumed on the acquisition
     of storage facilities                                                      3,559
--------------------------------------------------------------------------------------



Dividends declared but unpaid were $5,568 at March 31, 1997 and $5,567 at December 31, 1996.




See notes to financial statements

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  Organization
         Sovran Self Storage, Inc. (the Company), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.
         Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self-storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 64 (27in 1997, 29 in 1996 and 8 in 1995) self-storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31, 1997 to 138 properties.
         On October 1, 1996, the Company completed a public offering of 2,750,000 common shares at $26.00 per share. On October 8, 1996 the over allotment of the public offering of 412,500 common shares was exercised at $26.00 per share. Net of underwriting discounts and offering costs the Company received $77 million in proceeds from this offering. The net proceeds have been used to repay indebtedness under the line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.



3.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of March 31, 1997, the Company had entered into contract for the purchase of a self-storage facility which was purchased on April 11, 1997 for a total cost of $2.4 million and was under contract to purchase 10 additional properties for a total cost of $25.8 million.



4.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the the purchase of 27 additional storage facilities had occurred at the beginning of the periods presented. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per share data)

                                             Three  Months Ended March 31,
                                             1997                      1996
Revenues:
  Rental income                       $         11,520          $        10,772
   Other income                                    174                      124
                                      ----------------          ---------------
      Total revenues                            11,694                   10,896

Expenses:
  Property operations & maintenance              2,389                    2,383
  Real estate taxes                                903                      826
  General and administrative                       744                      744
  Interest                                          70                       70
  Depreciation and amortization                  1,652                    1,652
                                      ----------------          ---------------
      Total Expenses                             5,758                    5,675
                                      ----------------          ---------------

Income before minority interest                  5,936                    5,221

  Minority interest                               (203)                    (178)
                                      -----------------         ----------------

Net Income                            $          5,733         $          5,043
                                      =================         ================

Earnings per share                    $            .54         $           .47
                                      =================         ================
Common shares used in earnings
per share calculation                        10,707,238               10,707,238

5.  Legal Proceedings
         Robert J. Amsdell, a former business associate of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio, in connection with the formation of the Company as a REIT and related transactions , as well as the Initial Offering. On April 29, 1996, Mr. Amsdell filed a first amended complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, statutory violations regarding dissolution of general partnership or joint venture, breach of duty of good faith and fair dealing, fraud and deceit, interference with prospective advantage, and violation of trademark/trade name rights. Mr. Amsdell is seeking money damages in excess of $25 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which Mr. Amsdell claims to have a continuing interest) and an accounting. The first amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to idemnify the Company for any loss arising from the lawsuit. The Company believes that the actual amount of Mr. Amsdell's recovery in this matter, if any, would be within the ability of these individuals to provide idemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

6.  Subsequent Events
         On April 16, 1997, the Company completed the offering of 1.5 million shares of its common stock. The offering was priced at $29.625 per share resulting in gross proceeds of $44.44 million. Net proceeds were approximately $42.2 million which will be used to reduce outstanding indebtedness incurred under the Company's $75 million credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 138 self-storage facilities, providing storage space for business and personal use to some 55,000 customers in 16 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

Liquidity and Capital Resources

Revolving Credit Facility
         In June, 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. In August, 1996, the Company executed a modification of the credit facility which increased the amount available to $75 million. Interest on outstanding balances is payable monthly at 190 basis points above LIBOR. The term of the agreement is for two years, expiring August 1998. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At March 31, 1997, the Company had remaining borrowing capacity of $43 million on the line.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 1997, units totaling 379, 701 units have been issued in exchange for property.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 1997, the Company acquired eleven properties in new markets, central
Virginia and Michigan. The Company also increased its existing presence in Orlando, Florida with the purchase of an additional site ; in Texas with the purchase of 6 sites in the Houston and San Antonio markets and in the Cleveland, Ohio market area with the acquisition of nine properties. Total acquisitions in the three months ended March 31, 1997 added 1,364,983 square feet of space and 11,817 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company continued its external growth strategy by increasing the number of facilities it owns in Florida in April and has contracts on properties in Florida, Texas, Georgia and Ohio with planned closings in the second quarter.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         At March 31, 1997, the Company's debt to equity ratio was 16%. In April, 1997, the Company successfully completed a common stock offering, resulting in the issuance of 1,500,000 shares, netting approximately $42 million. The proceeds were used to pay down the outstanding balance on the line of credit. Continued acquisition of existing properties represents the Company's principal liquidity requirement. As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire these additional properties will be provided by borrowings pursuant to the revolving line of credit or other debt instruments and the issuance of UPREIT units. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of limiting the Company's indebtedness at the time of incurrence to not more than 50% of market capitalization.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 1997, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Company as of March 31, 1997 and March 31, 1996.

For the period January 1, 1997 through March 31, 1997
         The Company reported revenues of $10,732 during the period and incurred $3,011 in operating expenses, resulting in net operating income of $7,721. The gross operating margin of 72% is one of the highest in the industry and reflects a corporate-wide effort to operate the business efficiently. General and administrative expenses of $744, interest expense of $512 and depreciation and amortization expenses of $1,530 were incurred during the period, resulting in a income of $4,935 before minority interest.
          Net Income after minority interest amounted to $4,871.

Three months ended March 31, 1997, compared to Three months ended March 31,1996. The following discussion compares the activities of the Company for the three months ended March 31, 1997 with the activities of the Company for the three months ended March 31, 1996.
         Total revenues increased from $6,944 for the three months ended March 31, 1996 to $10,732 for the three months ended March 31, 1997, an increase of $3,788 or 55%. Of this, $3,439 resulted from the acquisition of 56 properties during the period January 1, 1996 through March 31, 1997 and $300 was realized as a result of increased rental rates at the 82 properties owned by the Company at December 31, 1995. Interest income increased by $49. Overall, same-store revenues grew 4.48% for the three month period ended March 31, 1997 as compared to the same period in 1996.
         Property operating and real estate tax expense increased $983, or 48.5%, during the period. $1.046 was a result of absorbing additional expenses from operating the newly acquired properties and increased real estate valuations in Alabama and Mississippi, and a savings of $63 was realized from the operations of its sites operated more than one year primarily from reduced snow removal costs at the sites in the Northeast and to increased operating efficiencies.
         General and administrative expenses, which include losses of $42 realized as the replacement of equipment, increased $237 principally as a result of the need for additional personnel and increased administrative costs associated with managing the 56 additional properties.
         Interest expense increased $234 due to an increase of $27,000 drawn on the line of credit. A sum of $32,000 was borrowed pursuant to the Company's line of credit during the first three months of 1997.
         Income before minority interest increased from $3152 to $4935, an increase of $1,783 or 56.6%.

Pro Forma Three Months Ended March 31, 1997 Compared to Pro Forma Three Months Ended March 31, 1996.
         The Company believes that pro forma results of operations are important to provide an understanding of results of operations in its first year of property operation. The pro forma information includes the results of the 27 properties acquired in 1997 as if they had been acquired on January 1, 1996.
         Revenues for the three months ended March 31, 1997 were $11,694 compared to revenues of $10,896 for the same period in 1996, an increase of 7%. This improvement is primarily due to an increase in overall occupancy, and from rental rate increases ranging from 2% to 8% at the properties.
         Property operating costs and property tax expense were $3,292 or 28% of revenues for the three month period ended March 31, 1997 and $3,209 or 29% of revenues for the period ended March 31, 1996. The Company believes the efficiencies it obtains by "clustering" its properties in market areas, its attention to cost saving measures and its persistence in protesting property tax increases has enabled it to effectively contain its costs.
         Operating income increased from $7,687 to $8,402, an improvement of 9.3% as a result of the above

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

Part II.  Other Information

Item 1.  Legal Proceedings
                  The Company is a party to proceedings arising in the ordinary course of operation of self-storage facilities. However, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on the Company.
         Robert J. Amsdell, a former business associate of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio, in connection with the formation of the Company as a REIT and related transactions , as well as the Initial Offering. On April 29, 1996, Mr. Amsdell filed a first amended complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, statutory violations regarding dissolution of general partnership or joint venture, breach of duty of good faith and fair dealing, fraud and deceit, interference with prospective advantage, and violation of trademark/trade name rights. Mr. Amsdell is seeking money damages in excess of $25 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which Mr. Amsdell claims to have a continuing interest) and an accounting. The first amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to idemnify the Company for any loss arising from the lawsuit. The Company believes that the actual amount of Mr. Amsdell's recovery in this matter, if any, would be within the ability of these individuals to provide idemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.


Item 6.  Exhibits and Reports on Form 8-
1.  None required.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.






May 14, 1997             By:___________________________________________
Date                        David L. Rogers,
                            Chief Financial Officer and Secretary