Form 10-Q
period 1997-06-30
SOVRAN SELF STORAGE INC
filed 1997-08-14
CIK 944314

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                                       (716) 633-1850
               (Registrant's telephone number including area code)

                                 Not applicable
                     (Former name, former address, and former fiscal year, if changed since last report)

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

Title                                             Outstanding

Common Stock, $.01 par value per shar             12,220,921 common shares

Part I.  Financial Information

Item 1.  Financial Statements

                            SOVRAN SELF STORAGE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                 June 30,        December 31,
(dollars in thousands, except share data)          1997             1996
-----------------------------------------

                                                  ----------     ------------


Assets
Investment in storage facilities:
   Land ........................................   $  66,950    $  49,591
     Building and equipment ....................     241,139      171,120
                                                     --------     --------
                                                     308,089      220,711
     Less: accumulated depreciation ............      (8,262)      (5,457)
                                                     --------     --------

  Investments in storage facilities, net .......     299,827      215,254
  Cash and cash equivalents ....................       3,316       16,687
  Accounts receivable ..........................         685          482
  Prepaid expenses and other assets ............       2,092        2,992
                                                    --------     --------
    Total Assets ...............................   $ 305,920    $ 235,415
                                                    ========     ========
Liabilities
  Line of credit ...............................   $  15,000    $       -
  Accounts payable and accrued liabilities .....       3,004        1,197
  Deferred revenue .............................       2,050        1,367
  Accrued dividends ............................       6,355        5,567
  Mortgage payable .............................       3,559            -
                                                    --------     --------
    Total Liabilities ..........................      29,968        8,131
  Minority interest ............................      10,948        3,655
Shareholders' Equity
  Common stock $.01 par value, 100,000
    shares authorized, 12,220,921 shares
    issued and outstanding
    (10,706,671 at December 31, 1996) ..........         122          107
   Preferred stock,  10,000,000 shares
    authorized,  none issued and outstanding,
    250,000 shares designated as Series A
    Junior Participating  Preferred Stock,
    $.01 par value .............................         -            -
  Additional paid-in capital ...................     270,123      227,719
  Unearned restricted stock ....................         (33)         (39)
  Dividends in excess of net income ............      (5,208)      (4,158)
                                                    --------     --------
    Total shareholders' equity .................     265,004      223,629
                                                     -------      -------


      Total Liabilities and Shareholders' Equity   $ 305,920    $ 235,415
                                                    ========     ========


See notes to financial statements.

                            SOVRAN SELF STORAGE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS







    .........................................   April 1, 1997   April 1, 1996
    .........................................         to              to
(dollars in thousands, except per share data)   June 30, 1997   June 30, 1996
---------------------------------------------   ------------    ------------

Revenues:
  Rental income .............................   $     11,724    $      7,814
  Interest and other income .................            214             146
                                                ------------    ------------
     Total revenues .........................         11,938           7,960

Expenses:
  Property operations & maintenance .........          2,254           1,500
  Real estate taxes .........................            918             566
  General and administrative ................            586             608
  Interest ..................................            306             611
  Depreciation and amortization .............          1,685           1,065
                                                ------------    ------------
     Total expenses .........................          5,749           4,350
                                                ------------    ------------

Net income before minority interest .........          6,189           3,610

  Minority interest .........................           (186)            -
                                                ------------    ------------
Net Income ..................................   $      6,003    $      3,610
                                                ============    ============
Earnings per share ..........................   $       0.50    $       0.48
                                                ============    ============
Common shares used in earnings per
  share calculation .........................     11,815,534       7,544,171

Dividends declared per share...............     $       0.52    $      0.505
                                                ============    ============



See notes to financial statements

                            SOVRAN SELF STORAGE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS







    .........................................   January 1, 1997 January 1, 1996
    .........................................         to              to
(dollars in thousands, except per share data)   June 30, 1997   June 30, 1996
---------------------------------------------   ------------    ------------

Revenues:
  Rental income .............................   $     22,302    $     14,671
  Interest and other income .................            368             233
                                                ------------    ------------
     Total revenues .........................         22,670          14,904
Expenses:
  Property operations & maintenance .........          4,408           3,014
  Real estate taxes .........................          1,775           1,079
  General and administrative ................          1,330           1,115
  Interest ..................................            818             889
  Depreciation and amortization .............          3,216           2,045
                                                ------------    ------------
     Total expenses .........................         11,547           8,142
                                                ------------    ------------
Net income before minority interest .........         11,123           6,762
  Minority interest .........................           (250)            -
                                                ------------    ------------
Net Income ..................................   $     10,873    $      6,762
                                                ============    ============


Earnings per share ..........................   $       0.96    $       0.90
                                                ============    ============


Common shares used in earnings per
  share calculation share ...................     11,261,386       7,543,993


Dividends declared per share ................   $       1.04    $      1.010
                                                ============    ============

See notes to financial statements

                            SOVRAN SELF STORAGE, INC.

                             STATEMENT OF CASH FLOW

    ...........................................January 1,1997 January 1,1996
      .........................................      to           to
(dollars in thousands, except per share data) . June 30,1997   June 30,1996
                                                ------------  -------------

Operating Activities
Net income ....................................   $ 10,873    $  6,762
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization ...............      3,216       2,045
  Minority interest ...........................        250         -
  Restricted stock earned .....................          6         -
  Changes in assets and liabilities:
     Accounts receivable ......................       (202)        (20)
     Prepaid expenses and other assets ........        514        (401)
     Accounts payable and other liabilities ...      2,594         743
     Deferred revenue .........................        683         276
                                                       ---         ---

Net cash provided by operating activities .....   $ 17,934    $  9,405
                                                  --------    --------

Investing Activities
  Additions to storage facilities .............    (76,521)    (31,955)
  Additions to other assets ...................        (10)         (3)
  Restricted cash .............................        -           -
                                                   -------    --------
Net cash used in investing activities .........   $(76,531)   $(31,958)
                                                  --------    --------

Financing Activities
  Net proceeds from sale of common stock ......     42,419         -
  Proceeds from line of credit draw down ......     15,000      31,809
  Dividends paid ..............................    (11,923)     (7,619)
  Minority interest distributions .............       (270)        -
  Proceeds from issuance of mortgages .........        -           -
  Mortgage principal payments .................        -           -
  Capital contributions .......................        -           -
  Cash distributions ..........................        -           -
                                                   -------    --------
Net cash provided by financing activities .....   $ 45,226    $ 24,190
                                                  --------    --------
Net increase (decrease) in cash ...............    (13,371)      1,637
Cash at beginning of period ...................     16,687         732
                                                   --------   --------
Cash at end of period .........................   $  3,316    $  2,369
                                                  ========    ========


Supplemental cash flow information
  Cash paid for interest ...................      $    818    $    889

See notes to financial statements

                            SOVRAN SELF STORAGE, INC.

                             STATEMENT OF CASH FLOW




Supplemental cash-flow information for the six months
  ended June 30, 1997
(dollars in thousands)
------------------------------------------------------------------------------

Storage facilities acquired through the issuance of
  minority interest in the operating partnership ..              $     7,313

   Fair value of net liabilities assumed on the acquisition
     of storage facilities                                             3,559
-------------------------------------------------------------------------------


Dividends declared but unpaid were $6,355 at June 30, 1997 and $5,567 at December 31, 1996.



See notes to financial statements

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
          The  accompanying   unaudited  financial  statements  of  Sovran  Self
Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 and June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  Organization

          Sovran Self Storage, Inc. (the Company), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.
          Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self-storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 73 (36 in 1997, 29 in 1996 and 8 in 1995) self-storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 1997 to 147 properties.
          On October 1, 1996, the Company completed a public offering of 2,750,000 common shares at $26.00 per share. On October 8, 1996 the over allotment of the public offering of 412,500 common shares was exercised at $26.00 per share. Net of underwriting discounts and offering costs the Company received $77 million in proceeds from this offering. The net proceeds were used to repay indebtedness under the line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.
          On April 16, 1997, the Company completed the offering of 1.5 million shares of its common stock. The offering was priced at $29.625 per share resulting in gross proceeds of $44.44 million. Net proceeds were approximately $42.2 million which was used to reduce outstanding indebtedness incurred under the Company's $75 million credit facility.

3.  Commitments and Contingencies
          The Company's current practice is to conduct environmental investigations in connection with of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
          As of June 30, 1997, the Company had entered into contract for the purchase of two self-storage facilities which were purchased on July 24, 1997 for a total cost of $8.2 million and was under contract to purchase an additional property for a total cost of $4.1 million.

4.  Pro Forma Financial Information

          The following unaudited pro forma Condensed Statement of Operations is presented as if the the 1997 offering and the purchase of 36 additional storage facilities had occurred at the beginning of the periods presented. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(in thousands, except per share data)

                                                     Six Months Ended June 30,
                                                    1997                  1996


Revenues:
     Total revenues                      $         25,495       $        24,280

Expenses:
  Property operations & maintenance                 5,006                 5,049
  Real estate taxes                                 2,047                 1,881
  General and administrative                        1,330                 1,330
  Interest                                          1,920                 1,920
  Depreciation and amortization                     3,452                 3,452
                                             ------------         --------------
     Total expenses                                13,755                13,632
                                             ------------         --------------

Net income before minority interest                11,740                10,648

  Minority interest                                  (353)                 (321)
                                             -------------       ---------------
Net Income                               $         11,387        $       10,327
                                         =================       ===============

Earnings per share                       $            .93        $          .85
                                         =================       ===============
Common shares used in earnings
per share calculation                          12,220,921            12,220,921

5.  Legal Proceedings
          Robert J. Amsdell, a former business associate of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio, in connection with the formation of the Company as a REIT and related transactions, as well as the breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, faith and fair dealing, fraud and deceit, interference with prospective advantage, and violation of trademark/trade name rights. Mr. Amsdell is seeking money damages in excess of $25 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which Mr. Amsdell claims to have a continuing interest) and an accounting. The first amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to idemnify the Company for any loss arising from the lawsuit. The Company believes that the actual amount of Mr. Amsdell's recovery in this matter, if any, would be within the ability of these individuals to provide idemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
          The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 147 self-storage facilities, providing storage space for business and personal use to some 61,000 customers in 16 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

Liquidity and Capital Resources

Revolving Credit Facility
          In June, 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. In August, 1996, the Company executed a modification of the credit facility which increased the amount available to $75 million. Interest on outstanding balances is payable monthly at 190 basis points above LIBOR. The term of the agreement is for two years, expiring August 1998. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At June 30, 1997, the Company had remaining borrowing capacity of $60 million on the line.

Umbrella Partnership REIT
          The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 1997, units totaling 379, 701 units have been issued in exchange for property.

Acquisition of Properties
          The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 1997, the Company acquired nine properties in existing markets. Four of the properties are located in Dallas, Texas; two are in Delray Beach, Florida; and one each in Cleveland, Ohio; Houston, Texas; and Savannah, Georgia. Total acquisitions in the three months ended June 30, 1997 added 660,000 square feet of space and 6,100 rental units to the Company's portfolio.





Future Acquisition and Development Plans
     The Company continued its external growth strategy by increasing the number of facilities it owns in Texas Florida and Georgia. The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.
Liquidity
          At June 30, 1997, the Company's debt to equity ratio was 5% providing considerable room for growth.
          Continued acquisition of existing properties represents the Company's principal liquidity requirement. As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire these additional properties will be provided by borrowings pursuant to the revolving line of credit or other debt instruments and the issuance of UPREIT units. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of limiting the Company's indebtedness at the time of incurrence to not more than 50% of market capitalization.

REIT Qualification and Distribution Requirements
          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended June 30, 1997, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations

          The following discussion is based on the financial statements of the Company as of June 30, 1997 and June 30, 1996.

For the period January 1, 1997 through June 30, 1997
          The Company reported revenues of $22,670,704 during the period and incurred $6,183,329 in operating expenses, resulting in net operating income of $16,487,375. The gross operating margin of 73% is one of the highest in the industry and reflects a corporate-wide effort to operate the business efficiently. General and administrative expenses of $1,329,546, interest expense of $818,158 and depreciation and amortization expenses of $3,215,728 were incurred during the period, resulting in an income of $11,123,943 before minority interest deduction Net Income after minority interest amounted to $10,873,922 .

     Three months ended June 30, 1997, compared to Three months ended June 30, 1996.

     The following discussion compares the activities of the Company for the three months ended June 30, 1997 with the activities of the Company for the three months ended June 30, 1996. Total revenues increased from $7,960,804 for the three months ended June 30, 1996 to $11,938,106 for the three months ended June 30, 1997, an increase of $3,977,302, or 50%. Of this, $3,663,868 resulted from the acquisition of 65 properties during the period January 1, 1996 through June 30,1997 and $313,434 was realized as a result of increased rental rates and occupancy levels at the 92 properties owned by the Company at December 31, 1995. Overall, same-store revenues grew 4% for the three month period ended June 30, 1997 as compared to the same period in 1996.
     Property operating and real estate tax expense increased $1,106,427, or 53.6%, during the period. $1,071,484 was a result of absorbing additional expenses from operating the newly acquired properties and $34,943 was incurred in the operations of its sites operated more than one year. General and administrative expenses decreased $47,181.
     Interest expense decreased $305,433 as a result of the Company's application of $42.2 million of net proceeds from the sale of common stock toward the total repayment of its line of credit balance outstanding. The Company had no balance outstanding on the line of credit April 23 through June 28, at which time $15 million was borrowed to finance the acquisition of several properties in Texas.
  Earnings before interest, depreciation, and amortization increased from $5,286,000 to $8,180,000 an increase of $2,894,000, or 54.7%

     Pro Forma Three Months Ended June 30, 1997 Compared to Pro Forma Three Months Ended June 30, 1996.

     The Company believes that pro forma results of operations are important to provide an understanding of results of operations in its first year of property operation. The pro forma information includes the results of the 36 properties acquired in 1997 as if they had been acquired on January 1, 1996. Revenues for the three months ended June 30, 1997 were $25,495,000 compared to revenues of $24,280,000 for the same period in 1996, an increase of 5%. This improvement is primarily due to an increase in overall occupancy, and from rental rate increases ranging from 2% to 8% at the properties. Property operating costs and property tax expense were $7,053,000 or 28% of revenues for the three month period ended June 30, 1997 and $6,930,000 or 29% of revenues for the period ended June 30, 1996. The Company believes the efficiencies it obtains by "clustering" its properties in market areas, its attention to cost saving measures and its persistence in protesting property tax increases has enabled it to effectively contain its costs. Operating income increased from $17,350 000 to $18,442,000, an improvement of 6.3% as a result of the above.

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

Item 4.  Submission of Matters to a Vote of Security Holders

a.)  The date of the annual meeting was May 13, 1997.

------------------------- ------------------------------------------------
b.) Directors      Votes For   Votes    Votes       Abstentions  Broker
                              Against   Withheld                 Nonvotes
--------------------------------------------------------------------------
Robert J. Attea    8,077,982     0       857,882        0        1,772,302
Kenneth F. Myszka  8,077,982     0       857,882        0        1,772,302
Charles E. Lannon  8,077,982     0       857,882        0        1,772,302
John E. Burns      8,077,982     0       857,882        0        1,772,302
Michael A. Elia    8,077,982     0       857,882        0        1,772,302
Anthony P. Gammie  8,077,982     0       857,882        0        1,772,302
------------------------- ------------------------------------------------

c.) Ratification of the appointment by the Board of Directors of Ernst & Young as independent accountants to audit the accounts of the Company for the year ending December 31, 1997

Votes for                8,898,457
Votes Against               11,876
Votes Withheld                   0
Abstentions                 25,536
Broker Nonvotes          1,772,302

Item 6.  Exhibits and Reports on Form 8
               None


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.

August 14, 1997                 By:__/S/ David L. Rogers________________________
Date                      David L. Rogers, Chief Operating Officer and Secretary