Form 10-Q
period 1997-09-30
SOVRAN SELF STORAGE INC
filed 1997-11-13
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30, 1997

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

Title                                                        Outstanding

Common Stock, $.01 par value per share.                       12,220,921 shares

Part I.  Financial Information

Item 1.  Financial Statements

                                SOVRAN SELF STORAGE, INC.
                               CONSOLIDATED BALANCE SHEETS


  .................................................... September 30  December 31
(dollars in thousands, except share data) ............        1997         1996
                                                        ----------   ----------
Assets
  Investment in storage facilities:
    Land .............................................  $   69,885   $   49,591
    Building and equipment ...........................     254,058      171,120
                                                        ----------   ----------
                                                           323,943      220,711
    Less: accumulated depreciation ...................      (9,898)      (5,457)
                                                        ----------   ----------
  Investments in storage facilities, net .............     314,045      215,254
  Cash and cash equivalents ..........................       2,131       16,687
  Accounts receivable ................................         771          482
  Prepaid expenses and other assets ..................       2,389        2,992
                                                        ----------   ----------
    Total Assets .....................................  $  319,336   $  235,415
                                                        ==========   ==========
Liabilities
  Line of credit .....................................  $   28,000        $ -
  Accounts payable and accrued liabilities ...........       3,492        1,197
  Deferred revenue ...................................       2,060        1,367
  Accrued dividends ..................................       6,599        5,567
  Mortgage payable ...................................       3,559          -
                                                        ----------   ----------
    Total Liabilities ................................      43,710        8,131
  Minority interest ..................................      10,939        3,655
Shareholders' Equity
  Common stock $.01 par value, 100,000,000
    shares authorized, 12,220,921 shares
    issued and outstanding
    (10,706,671 at December 31, 1996) ................         122          107
   Preferred stock, 10,000,000 shares
    authorized, none issued and out-
    standing, 250,000 shares designated
    as Series A Junior Participating
    Preferred Stock, $.01 par value ..................         -            -
  Additional paid-in capital .........................     270,044      227,719
  Unearned restricted stock ..........................         (30)         (39)
  Dividends in excess of net income ..................      (5,449)      (4,158)
                                                        ----------   ----------
    Total shareholders' equity .......................     264,687      223,629
                                                        ----------   ----------
     Total Liabilities and Shareholders' Equity ......  $  319,336   $  235,415
                                                        ==========   ==========
See notes to financial statements


                                  SOVRAN SELF STORAGE, INC.

                            CONSOLIDATED STATEMENT OF OPERATIONS



  ..................................................   .July 1,       July 1,
  ....................................................    to            to
(dollars in thousands, except per share data) .     September 30,  September 30,
                                                         1997           1996
                                                     ------------   -----------

Revenues:
  Rental income ......................................  $   13,161   $    8,911
  Interest and other income ..........................         159          123
                                                               ---          ---
     Total revenues ..................................      13,320        9,034

Expenses:
  Property operations & maintenance ..................       2,571        1,806
  Real estate taxes ..................................       1,056          704
  General and administrative .........................         697          710
  Interest ...........................................         592          956
  Depreciation and amortization ......................       1,845        1,207
                                                             -----        -----
     Total expenses ..................................       6,761        5,383

Income before minority interest ......................       6,559        3,651

  Minority interest ..................................        (200)          (7)
                                                              ----           --
Net Income ...........................................  $    6,359   $    3,644
                                                        ==========   ==========

Earnings per share ...................................  $     0.52   $     0.48
                                                        ==========   ==========

Common shares used in earnings per ...................
  share calculation ..................................  12,220,921    7,544,171

Dividends declared per share .........................  $     0.54   $     0.52
                                                        ==========   ==========

See notes to financial statements ....................



                                SOVRAN SELF STORAGE, INC.

                          CONSOLIDATED STATEMENT OF OPERATIONS



                                                        January 1,    January 1,
 (dollars in thousands, except                             to            to
 per share data) ........    .................       September 30, September 30,
                                                          1997          1996
                                                     ------------   ------------

Revenues:
  Rental income ......................................  $   35,464   $   23,582
  Interest and other income ..........................         527          357
                                                        ----------   ----------
     Total revenues ..................................      35,991       23,939

Expenses:
  Property operations & maintena .....................       6,979        4,820
  Real estate taxes ..................................       2,832        1,783
  General and administrative .........................       2,027        1,825
  Interest ...........................................       1,410        1,846
  Depreciation and amortization ......................       5,061        3,252
                                                        ----------   ----------
     Total expenses ..................................      18,309       13,526

Income before minority interest ......................      17,682       10,413

  Minority interest ..................................        (450)          (7)
                                                        ----------   ----------

Net Income ...........................................  $   17,232   $   10,406
                                                        ==========   ==========

Earnings per share ...................................  $     1.49   $     1.38
                                                        ==========   ==========

Common shares used in earnings per
  share calculation ..................................  11,602,877    7,544,053

Dividends declared per share .........................  $     1.58   $     1.53
                                                        ==========   ==========

See notes to financial statements


                                  SOVRAN SELF STORAGE, INC.

                                   STATEMENT OF CASH FLOW



  ..............................................        January 1,    January 1,
  ...............................................          to            to
(dollars in thousands, except per share data) .....  September 30, September 30,
                                                          1997         1996
                                                          ----         ----

Operating Activities
Net income ...........................................  $   17,232   $   10,406
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization ......................       5,061        3,252
  Minority interest ..................................         450            7
  Restricted stock earned ............................          10          -
  Changes in assets and liabilities:
     Accounts receivable .............................        (289)        (149)
     Prepaid expenses and other assets ...............          17         (479)
     Accounts payable and other liabilities ..........       3,325        1,679
     Deferred revenue ................................         693          301
                                                             -----        -----
Net cash provided by operating activities ............  $   26,499   $   15,017
                                                        ----------   ----------

Investing Activities
  Additions to storage facilities ....................     (92,386)     (55,124)
  Additions to other assets ..........................         (10)      (1,252)
  Restricted cash ....................................         -            -
                                                            ------       ------
Net cash used in investing activities ................  $  (92,396)  $  (56,376)
                                                        ----------   ----------

Financing Activities
  Net proceeds from sale of common stock .............  $   42,340        $ -
  Proceeds from line of credit draw down .............      28,000       54,310
  Dividends paid .....................................     (18,522)     (11,428)
  Minority interest distributions ....................        (477)         -
                                                            ------        -----
Net cash provided by financing activities ............  $   51,341   $   42,882
                                                        ----------   ----------
Net increase (decrease) in cash ......................     (14,556)       1,523
Cash at beginning of period ..........................      16,687          732
                                                            ------          ---
Cash at end of period ................................  $    2,131   $    2,255
                                                        ==========   ==========

Supplemental cash flow information
     Cash paid for interest ..........................  $    1,410   $    1,846

See notes to financial statements ....................

                                 SOVRAN SELF STORAGE, INC.

                                  STATEMENT OF CASH FLOW





Supplemental cash-flow information for the nine months
  ended September 30, 1997
(dollars in thousands)
--------------------------------------------------------------------------------

  Storage facilities acquired through the issuance of
    minority interest in the operating partnership                      $ 7,313

   Fair value of net liabilities assumed on the acquisition
     of storage facilities                                                3,559
--------------------------------------------------------------------------------


Dividends declared but unpaid were $6,599 at September 30, 1997 and $5,567 at December 31, 1996.















See notes to financial statements

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 and September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  Organization
         Sovran Self Storage, Inc. (the Company), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). The Offering price per share was $23.00, resulting in net proceeds to the Company, after underwriting discount and other expenses, of $124.3 million. On July 25, 1995, the underwriters exercised their over-allotment option granted in connection with the Company's initial public offering and purchased 750,000 shares of the Company's common stock at $23.00 per share, resulting in net proceeds to the Company of approximately $16 million. Additionally, the Company received $10.1 million in proceeds from a private placement of 422,171 shares of its common stock.
         Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, 62 self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date 12 self-storage properties (the Acquisition Properties) from unaffiliated third parties. The Company has since purchased a total of 78 (41 in 1997, 29 in 1996 and 8 in 1995) self-storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 1997 to 152 properties.
         On October 1, 1996, the Company completed a public offering of 2,750,000 common shares at $26.00 per share. On October 8, 1996 the over allotment of the public offering of 412,500 common shares was exercised at $26.00 per share. Net of underwriting discounts and offering costs, the Company received $77 million in proceeds from this offering. The net proceeds have been used to repay indebtedness under the line of credit, which was incurred in property acquisitions, and to acquire additional self storage facilities.
         On April 16, 1997, the Company completed the offering of 1.5 million shares of its common stock. The offering was priced at $29.625 per share resulting in gross proceeds of $44.44 million. Net proceeds were approximately $42.2 million, which will be used to reduce outstanding indebtedness incurred under the Company's $75 million credit facility.

3.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of September 30, 1997, the Company had entered into contract for the purchase of five self-storage facilities for a total cost of $12.5 million .

4.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 1997 offering and the purchase of 41 additional storage facilities had occurred at the beginning of the periods presented. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(in thousands, except per share data)

                                            Nine Months Ended September 30,
                                             1997                     1996
                                      ----------------          ---------------

Revenues:
     Total revenues                   $         39,814          $        37,788

Expenses:
  Property operations & maintenance              7,816                    7,817
  Real estate taxes                              3,183                    2,955
  General and administrative                     2,100                    1,995
  Interest                                       1,942                    1,942
  Depreciation and amortization                  5,638                    5,638
                                                 -----                   ------
     Total Expenses                             20,679                   20,347
                                                ------                   ------
                                    -
Income before minority interest                 19,135                   17,441

  Minority interest                               (583)                    (531)
                                                  ----                     ----


Net Income                            $         18,552           $       16,910
                                      ================           ==============

Earnings per share                    $           1.52           $         1.38
                                      ================           ==============
Common shares used in earnings
per share calculation                       12,220,921               12,220,921

5.  Recent  Accounting  Developments
     In February of 1997, Statement of Financial Accounting Standards (SFAS) No.128, "Net Income Per Sare" was issued and is effective for fiscal years ending after December 15, 1997. The statement establishes standards for computing and presenting net income per share. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No.128. The adoption of SFAS No.128 is not expected to have a material impact on the financial statements of the Company.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 152 self-storage facilities, providing storage space for business and personal use to some 62,000 customers in 16 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

Liquidity and Capital Resources

Revolving Credit Facility
         In June, 1995, the Company entered into an agreement with a financial institution to establish a revolving credit facility for up to $60 million, secured by real estate. In August, 1996, the Company executed a modification of the credit facility which increased the amount available to $75 million. Interest on outstanding balances is payable monthly at 190 basis points above LIBOR. The term of the agreement is for two years, expiring August 1998. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At September 30, 1997, the Company had remaining borrowing capacity of $47 million on the line.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 1997, units totaling 383,858.54 have been issued in exchange for property.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended September 30, 1997, the Company acquired five properties in existing markets. Three of the properties are located in Atlanta, Georgia and two properties are located in Greensboro, North Carolina. Total acquisitions in the three months ended September 30, 1997 added 249,368 square feet of space and 2,042 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company continued its external growth strategy by increasing the number of facilities it owns in Georgia and North Carolina.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
     At September 30, 1997, the Company's debt to equity ratio was 12%, providing considerable room for growth. Continued acquisition of existing properties represents the Company's principal liquidity requirement. As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire these additional properties will be provided by borrowings pursuant to the revolving line of credit or other debt instruments and the issuance of UPREIT units. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of limiting the Company's indebtedness at the time of incurring to not more than 50% of market capitalization.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended September 30, 1997, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations

         The following discussion is based on the financial statements of the Company as of September 30, 1997 and September 30, 1996.

For the period January 1, 1997 through September 30, 1997
         The Company reported revenues of $35,990,701 during the period and incurred $9,810,380 in operating expenses, resulting in net operating income of $26,180,321. The gross operating margin of 73% is one of the highest in the industry and reflects a corporate-wide effort to operate the business efficiently. General and administrative expenses of $2,026,949, interest expense of $1,410,300 and depreciation and amortization expenses of $5,060,848 were incurred during the period, resulting in an income of $17,682,223 before minority interest deduction. Net Income after minority interest amounted to $17,232,005.

Three months ended September 30, 1997, compared to Three months ended September 30, 1996
         The following discussion compares the activities of the Company for the three months ended September 30, 1997 with the activities of the Company for the three months ended September 30, 1996.
     Total revenues increased from $9,034,448 for the three months ended September 30, 1996 to $13,319,997 for the three months ended September 30, 1997, an increase of $4,285,549, or 47%. Of this,$3,924,413 resulted from the acquisition of 52 properties during the period July 1, 1996 through September 30, 1997 and $354,409 was realized as a result of increased rental rates and occupancy levels at the 100 properties owned by the Company at June 30, 1995. Overall, same-store revenues grew 4.14% for the three month period ended September 30, 1997 as compared to the same period in 1996.
        Property operating and real estate tax expense increased $1,117,307 or 44.5%, during the period. $1,072,394 was a result of absorbing additional expenses from operating the newly acquired properties and $44,913 from the operations of its sites operated more than one year. General and administrative expenses decreased $12,986.
         Interest expense decreased $364,344 as a result of the Company's application of $42.2 million of net proceeds from the sale of common stock toward the total repayment of its line of credit balance outstanding. The Company's balance outstanding on the line increased by $13,000,000 for the period July 1 through September 30 representing funds borrowed to finance acquisitions.
         Earnings before interest, depreciation, and amortization increased from $5,814,315 to $8,995,542, an increase of $3,181,227, or 54.7%.

Pro Forma Nine Months Ended September 30, 1997 Compared to Pro Forma Nine Months Ended September 30, 1996.
         The Company believes that pro forma results of operations are important to provide an understanding of results of operations in its first year of property operation. The pro forma information includes the results of the 41 properties acquired in 1997 as if they had been acquired on January 1, 1996.
         Revenues for the three months ended September 30, 1997 were $39,814,000 compared to revenues of $37,788,000 for the same period in 1996, an increase of 5%. This improvement is primarily due to an increase in overall occupancy, and from rental rate increases ranging from 2% to 8% at the properties.
         Property operating costs and property tax expense were $10,999,000 or 28% of revenues for the nine month period ended September 30, 1997 and
$10,772,000 or 29% of revenues for the period ended September 30, 1996. The Company believes the efficiencies it obtains by "clustering" its properties in market areas, its attention to cost saving measures and its persistence in protesting property tax increases has enabled it to effectively contain its costs.
         Operating income increased from $27,016,000 to $28,815,000, an improvement of 6.7% as a result of the above.

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

Item 6.  Exhibits and Reports on Form 8-K
(a)       Exhibits: None required
(b)       Report on Form 8-K
            Acquisition of 42 facilities

Financial Statements:
          Report of Independent Auditors
          Acquistition Facilities Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 and the six months ended June 30, 1997. Acquisition Facilities Notes to Historical Summaries of Combined Gross Revenue and Direct Operating Expenses for the year ended December 31, 1996 and the six months ended June 30, 1997.

Pro Forma Financial Information
          Sovran Self Storage, Inc., Pro Forma Combined Financial Information Sovran Self Storage, Inc., Pro Forma Combined Balance Sheet as of June 30, 1997 Sovran Self Storage, Inc., Pro Forma Combined Statement of Operations For the Six months ended June 30, 1997 Sovran Self Storage, Inc., Pro Forma Combined Statement of Operations For the Year ended December 31, 1996 Sovran Self Storage, Inc., Notes to Pro Forma Combined Financial Statements

Exhibits:
          Consent of Independent Auditors, Ernst & Young LLP.

Date of Filing: October 24, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.

November 13, 1997              By:__/S/  David L. Rogers_______________________
Date                     David L. Rogers, Chief Financial Officer and Secretary