Form 10-K
period 1997-12-31
SOVRAN SELF STORAGE INC
filed 1998-03-31
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

                 Commission File Number: 1-13820



                    Sovran Self Storage, Inc.
                    -------------------------
     (Exact name of Registrant as specified in its charter)


         Maryland                              16-1194043
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



                        5166 Main Street
                     Williamsville, NY 14221
                     -----------------------
            (Address of principal executive offices)
                           (Zip code)


                         (716) 633-1850
                         --------------
       (Registrant's telephone number including area code)


   Securities registered pursuant to Section 12(b) of the Act:


Title of Securities                 Exchanges on which Registered
----------------------------        -----------------------------
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

                         Yes   [ X ]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 1998, 12,330,963 shares of Common Stock, $.01 par value per share were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $364,534,093 (based on the closing price of the Common Stock on the New York Stock Exchange on March 26, 1998).


               Exhibit Index is on Pages 12 and 13



               DOCUMENTS INCORPORATED BY REFERENCE

     1997 Annual Report to Shareholders of the Company
(Part II).

     Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 12, 1998 (Part III).

                             Part I

Item 1.  Business

     Sovran Self Storage, Inc.(the "Company") is a self-administered and self managed real estate investment trust ("REIT") which acquires, owns and manages self-storage properties. (The Company's self-storage properties are hereinafter referred to collectively as the "Properties" and individually as a "Property"). The Company was formed on June 26, 1995. As of March 26, 1998 the Company owned and operated 173 self-storage properties consisting of approximately 9.4 million net rentable square feet, situated in 18 states, primarily the Eastern United States and Texas. As of February 28, 1998, the Properties have a weighted average occupancy of 87.1% and a weighted average annual rent per occupied square foot of $7.33. The Company believes that it is one of the largest operators of self-storage properties in the United States based on facilities owned.

     The Company seeks to increase cash flow and enhance shareholder value through aggressive management of the Properties and selective acquisitions of new self-storage properties. Aggressive property management entails increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving the Properties and, should economic conditions warrant, developing new properties. The Company believes that there continues to be significant opportunities for growth through acquisitions, and constantly seeks to acquire self-storage properties located primarily in the Eastern United States that are susceptible to realization of increased economies of scale and enhanced performance through application of the Company's management expertise.

     The Company was formed to continue the business of its predecessor company which had engaged in the self-storage business since 1985. The Company owns an indirect interest in each of the Properties through a limited partnership (the "Partnership") of which the Company holds in total 96.53% economic and unaffiliated third parties own collectively a 3.47% limited partnership interest. The Partnership owns a 100% fee simple interest in each of the Properties. The Company believes that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates the Company's ability to acquire properties by using units of the Partnership as currency in property acquisitions.

     The Company was incorporated on April 19, 1995 under Maryland law. The Company's principal executive offices are located at 5166 Main Street, Williamsville, New York 14221, and its telephone number is (716) 633-1850. The Company also maintains a regional office in Atlanta, Georgia.

Industry Overview

     The Company believes that self storage facilities offer inexpensive storage space to residential and commercial users.
In addition to fully enclosed and secure storage space, some operators, including the Company, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. Most facilities have a full time manager who resides in an apartment located on the property. Customers have access to their storage area during business hours and in certain circumstances are provided with 24 hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Company, but the customer has control of access to the unit.

     The Company believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

      According to published data, of the approximately 25,000 facilities in the United States, only 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Company believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

     The self-storage industry has also experienced relatively slow growth in supply in recent years, due to such factors, as well as restrictive zoning and other regulations and the substantial start up costs associated with the construction and lease-up of new facilities. Demand for self-storage service has increased significantly as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including, population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Company estimates that commercial users account for approximately 30-35% of its total occupancy, which is substantially higher than the reported industry average of 23%.

Property Management

     The Company believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Company's management system include:

     - Recruiting, training and retaining capable, aggressive on-site Property Managers;

     - Motivating Property Managers by providing incentive-based compensation;

     - Developing and maintaining an integrated marketing plan for each Property;

     -    Minimizing maintenance costs; and

     - Linking all facilities to a central customized management information system.

     Each Property is managed by a full-time Property Manager and one or more assistant managers. The Property Manager typically resides on-site in an apartment furnished by the Company. Each Property Manager is responsible for most operational decisions with respect to his or her Property, including rent charges and maintenance, subject to certain monetary limits. Assistant managers enable Property Managers to have sufficient time to perform marketing functions. Each Property Manager reports to an Area Manager who in turn reports to a Regional Vice President. The Company currently employs four Regional Vice Presidents who primarily focus on marketing and overall supervision of the Area Managers. The Area Managers are responsible for overseeing site operations.

     Property Managers attend a thorough orientation program and undergo continuous training which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Company's customized management information system. In addition to frequent contact with Area Managers and other Company personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

     The Company annually develops a written marketing plan for each of its Properties which is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of a same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Company primarily uses telephone directories to advertise its services, including a map and when possible, listing Properties in the same marketplace in a single advertisement. The Company also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

     The Company's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans regarding occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are immediately transmitted to the Company's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Company's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Area Managers. The Company's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

     The Company's Regional Vice Presidents, Area Managers and Property Managers are compensated with a base salary and may, in addition, earn incentive compensation. The Company annually establishes a target gross income and net operating income for each Property. As incentive compensation, Property Managers earn a percentage of all gross income in excess of the target level; and Regional Vice Presidents earn a percentage of the combined net operating incomes in excess of the targeted levels for all facilities reporting to them. The Area Managers receive bonuses from the Regional Vice President they work under. This incentive compensation program is not subject to any caps or increment requirements. It is not unusual for any manager to earn in excess of 25% of the base salary as incentive compensation. The Company believes that the structure of these programs causes its managers to exercise their operational autonomy in a manner to maximize income through increased rental rates.

Environmental and Other Regulations

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

Federal Income Tax

     The Company has operated, and intends to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements" appearing on page 28 of the Company's 1997 Annual Report to Shareholders, submitted herewith as an exhibit and incorporated by reference.

Competition

     The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property's design to prospective tenants' needs, and the manner in which the property is operated and marketed. The Company believes it competes successfully on these bases. The extent of competition depends in significant part on local market conditions. The Company seeks to locate its facilities so as not to cause its own Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

     Several of the Company's competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International, Storage Trust Realty and Storage USA, Inc., are larger and have substantially greater financial resources than the Company. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

     While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interest related to self-storage properties consistent with its qualification as a REIT. The Company may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Also, while the Company does not have any current intention of acquiring any interests other than direct equity ownership in self-storage facilities, subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, the Company also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

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

Borrowing Policy

     The Board of Directors of the Company currently limits the amount of debt that may be incurred by the Company to less than 50% of the sum of market value of the issued and outstanding Common Stock plus the Company's debt (Market Capitalization). The Company, however, may from time to time re-evaluate and modify its borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

     The Company obtained an increase in the amount available under the Credit Facility to $75 million from $45 million in 1996. In connection with the increase, the interest rate was reduced from 30-day LIBOR plus 2.6 % to 30-day LIBOR plus 1.9% and the maturity date was extended from June 1997 to August 1998. The Credit Line is to be used for development, acquisitions and general corporate purposes. On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaces in its entirety the $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.375%, a savings of 52.5 basis points over the Company's old facility. As a result of the new credit facility, in 1998 the Company will record an extraordinary loss on the extinguishment of debt of $312,000, representing the unamortized financing costs of the revolving credit facility.

     To the extent that the Company desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Company may utilize public and private equity offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements appearing in the Company's 1997 Annual Report to Shareholders, submitted herewith as an exhibit and incorporated by reference.

Employees

     The Company currently employs a total of 460 employees, including 152 Property Managers, 8 Area Managers, 4 Regional Vice Presidents and 260 part time employees. At the Company's headquarters, in addition to the 3 senior executive officers, the Company employs 33 people engaged in various support activities such as accounting and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.  Properties

Overview

     At December 31, 1997, the Company, owned 100% fee simple interests in, and operated, a total of 155 Properties, consisting of approximately 8.3 million net rentable square feet, situated in seventeen states in the Eastern and Midwestern United States and Texas. As of December 31, 1997, the Properties had a weighted average occupancy of 85.11% and a weighted average annual rent per square foot of $7.67. The Company believes that it is one of the largest operators of self-storage properties in the United States based on facilities owned.

     The Company's self-storage facilities offer inexpensive, easily-accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Company's Properties are fenced with computerized gates and are well lighted. All but twenty-two of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours and, in most cases, the Property Manager resides in an apartment at the facility. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

     Currently, 141 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all of the Properties to the "Uncle BoB's" trade name.

The table below provides certain information regarding the properties:

                                          Uncle
                                          BoB's   Occupancy
                         Year             Trade       at                                     Mgr.
Location                 Built  Sq. Ft.   Name     12/31/97  Acres  Units  Bldgs.  Floors    Apt.  Construction
_______________________________________________________________________________________________________________________________
  Alabama
Birmingham I             1990   37,075    Y       80%        2.7     297    9      1         Y    Masonry/Steel Roof
Birmingham II            1990   52,155    Y       92%        4.7     414    8      1         Y    Masonry/Steel Roof
Montgomery I             1982   75,000    Y       81%        5.0     625   16      1         Y    Masonry/Steel Roof
Birmingham III           1970   72,050    Y       80%        4.3     409    6      1         N    Masonry/Steel Roof
Montgomery II            1984   42,100    Y       93%        2.7     300   10      1         N    Masonry/Steel Roof
Montgomery III           1988   41,550    Y       92%        2.4     392    9      1         Y    Steel Bldg./Steel Roof
  Connecticut
New Haven                1985   36,000    Y       96%        3.9     340    5      1         N    Masonry Wall/Steel Roof
Hartford-Metro I         1988   47,650    Y       96%       10.0     339   10      1         N    Steel Bldg./Steel Roof
Hartford-Metro II        1992   40,275    Y       95%        6.0     313    7      1         N    Steel Bldg./Steel Roof
  Florida
Lakeland l               1985   45,725    Y       94%        3.5     444   11      1         Y    Masonry Wall/Steel Roof
Tallahassee I            1973  149,600    Y       82%       18.7     730   21      1         Y    Masonry Wall/Tar & Gravel Roof
Tallahassee II           1975   43,600    Y       98%        4.0     236    7      1         Y    Masonry Wall/Tar & Gravel Roof
Port St. Lucie           1985   60,000    Y       77%        4.0     599   12      1         N    Steel Bldg./Steel Roof
Deltona                  1984   60,000    Y       84%        5.0     452    5      1         Y    Masonry Wall/Shingle Roof
Jacksonville I           1985   40,000    Y       93%        2.7     296   14      1         Y    Masonry Wall/Tar & Gravel Roof
Orlando I                1988   53,875    Y       90%        2.8     603    3      2         Y    Steel Bldg./Steel Roof
Ft. Lauderdale           1985  103,000    Y       91%        7.6     646    7      1         Y    Steel Bldg./Steel Roof
West Palm l              1985   49,000    Y       84%        3.2     412    6      1         N    Steel Bldg./Steel Roof
Melbourne I              1986   61,787    Y       95%        8.3     605   11      1         Y    Masonry Wall/Shingled Roof
Pensacola I              1983  105,127    Y       80%        7.5     976   13      1         Y    Steel Bldg./Steel Roof
Pensacola II             1986   57,355    Y       88%        3.4     509    9      1         Y    Steel Bldg./Steel Roof
Melbourne II             1986   55,755    Y       93%        3.4     657   11      1         N    Steel Bldg./Steel Roof
Jacksonville II          1987   53,225    Y      100%        4.4     465   11      1         Y    Masonry/Steel Roof
Pensacola III            1986   63,250    Y       81%        6.1     510   12      1         N    Steel Bldg./Steel Roof
Pensacola IV             1990   39,825    Y       91%        2.7     280    9      1         Y    Masonry/Steel Roof
Pensacola V              1990   38,850    Y       66%        2.6     324    4      1         Y    Masonry/Steel Roof
Tampa I                  1989   60,202    Y       93%        3.3     889    6      1         N    Masonry/Steel Roof
Tampa II                 1985   55,911    Y       86%        2.9     794   10      1         N    Masonry/Steel Roof
Tampa III                1988   45,507    Y       91%        2.2     689   14      1         N    Masonry/Steel Roof

Orlando II               1986  135,000    Y       74%        8.5   1,359   20      1         Y    Masonry Wall/Steel Roof
Ft. Myers I              1988   28,068    Y       78%        1.1     272    6      2         Y    Steel Bldg./Steel Roof
Ft. Myers II           1991/94  41,728    Y       81%        3.2     602    6      1         Y    Masonry/Steel Roof
Tampa IV                 1985   60,675    Y       77%        4.0     633   10      1         Y    Masonry/Steel Roof
West Palm II             1986   33,120    Y       89%        2.3     395    9      1         Y    Masonry/Steel Roof
Ft. Myers III            1986   35,435    Y       84%        2.4     261    9      1         Y    Masonry/Steel Roof
Lakeland II              1988   41,860    Y       96%        4.0     446    9      1         N    Masonry Wall/Steel Roof
Ft. Myers IV             1987   60,000    Y       94%        4.5     289    4      1         Y    Masonry/Steel Roof
Jacksonville III         1987  102,500    Y       78%        5.9     786   13      1         Y    Masonry Wall/Shingle Roof
Jacksonville IV          1985   43,865    Y       83%        2.7     527    7      1         Y    Steel Bldg./Steel Roof
Jacksonville V         1987/92  55,400    Y       97%        2.9     514   13      2         Y    Steel Bldg./Masonry Wall/Steel
                                                                                                    Roof
Orlando III              1975   60,000    Y       89%        3.2     487    8      2         N    Masonry Wall/Steel Roof
Orlando lV               1984   37,372    N       90%        2.8     341    6      1         Y    Steel Bldg/Steel Roof
Delray I-Mini            1969   50,395    Y       99%        3.5     495    3      1         Y    Masonry Wall/Concrete Roof
Delray II-Safeway        1980   71,218    Y       94%        4.3     774   17      1         Y    Masonry Wall/Concrete Roof
  Georgia
Savannah                 1981   58,781    Y       82%        5.4     527   11      1         Y    Masonry Wall/Steel Roof
Atlanta-Metro I          1988   69,075    Y       81%        3.9     539    5      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro II         1988   45,100    Y       82%        3.9     375    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro III        1988   55,475    Y       84%        5.3     483    9      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro IV         1989   41,724    Y       92%        3.5     304    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro V          1988   38,082    Y       84%        4.2     372    3      1         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI         1986   51,375    Y       79%        3.6     458    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro VII        1981   43,400    Y       77%        2.5     324    9      2         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII       1975   41,400    Y       85%        3.3     452    6      2         Y    Masonry Wall/Tar & Gravel Roof
Augusta I                1988   52,300    Y       85%        4.0     407   13      1         Y    Steel Bldg./Steel Roof
Macon I                  1989   40,700    Y       92%        3.2     356   14      1         Y    Steel Bldg./Steel Roof
Augusta II               1987   45,700    Y       87%        3.5     377    4      1         Y    Masonry Wall/Steel Roof
Atlanta-Metro IX         1988   56,725    Y       81%        4.6     409    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro X          1988   45,425    Y       88%        6.8     391    9      1         N    Steel Bldg./Steel Roof
Macon II               1989/94  58,750    Y       88%       14.0     535   11      1         Y    Steel Bldg./Steel Roof
Savannah II              1988   50,975    N       75%        2.6     484    8      1         Y    Masonry  Wall/Steel Roof
Atlanta-Alpharetta       1994   80,265    N       76%        5.8     555    8      1&2       Y    Steel Bldg./Steel Roof
Atlanta-Marietta         1996   59,450    N       95%        6.0     451    8      1&2       Y    Steel Bldg./Steel Roof
Atlanta-Doraville        1995   67,275    N       90%        4.9     632    8      1&2       Y    St&Masonry Bldg/Steel Roof
  Louisiana
Baton Rouge-1            1982   72,100    N       97%        2.5     419   12      1         Y    Masonry Wall/Metal Roof
Baton Rouge-2            1985   44,735    N       98%        2.8     443    9      1         N    Masonry Wall/Steel Roof
  Massachusetts
New Bedford              1982   41,980    Y       90%        3.4     408    7      1         Y    Steel Bldg./Steel Roof
Springfield              1986   41,339    Y       80%        4.7     337    5      1         N    Masonry Wall/Shingle Roof

Boston-Metro I           1980   37,575    Y       92%        2.0     403    3      2         N    Masonry Wall/Tar & Gravel Roof
Boston-Metro II          1986   36,900    Y       97%        3.6     428    8      2         N    Masonry Wall/Tar & Gravel Roof
  Maryland
Salisbury                1979   34,350    Y       70%        3.0     418   10      1         N    Masonry Wall/Tar & Gravel Roof
Baltimore I              1984   22,233    Y       85%        1.9     347    2      3         N    Masonry Wall/Shingled Roof
Baltimore II             1988   63,915    Y       93%        2.2     526    2      4         Y    Masonry Wall/Tar & Gravel Roof
Baltimore III            1990   53,171    Y       80%        3.1     686    8      1         Y    Steel Bldg./Steel Roof
  Michigan
Grand Rapids             1976   57,900    N       85%        5.4     526    9      1         Y    Masonry Wall/Steel Roof
Grand Rapids II          1983   32,300    N       83%        8.0     296    6      1         N    Masonry & Steel Walls
Kalamazoo                1978   58,214    Y       78%       11.6     607   14      1         Y    Steel Bldg/Steel & Shingle Roof
Lansing                  1987   43,943    Y       87%        3.8     426    9      1         Y    Steel Bldg/Steel Roof
Holland                  1978   95,088    Y       76%       13.6     676   18      1         Y    Masonry Wall/Steel Roof
  Mississippi
Jackson I                1990   41,900    Y       92%        2.0     344    6      1         Y    Masonry/Steel Roof
Jackson II               1990   38,775    Y       86%        2.1     308    9      1         Y    Masonry/Steel Roof
  North Carolina
Charlotte                1986   37,051    Y       86%        2.9     337    6      1         Y    Steel Bldg./Steel Roof
Fayetteville             1980   92,800    Y       66%        6.2  1,1601    2      1         Y    Steel Bldg./Steel Roof
Greensboro               1986   42,900    Y       66%        3.4     415    5      1         Y    Steel Bldg./Mas. Wall/Steel Roof
Raleigh I                1985   57,750    Y       84%        5.0     569    8      2         Y    Steel Bldg./Steel Roof
Raleigh II               1985   33,150    Y       77%        2.5     329    8      1         Y    Steel Bldg./Steel Roof
Charlotte II             1995   48,750    Y       58%        5.6     494    7      1         Y    MasonryWall/Steel Roof
Charlotte III            1995   31,200    Y       73%        2.9     346    6      1         Y    MasonryWall/Steel Roof
Greensboro1              1995   32,198    N       83%        1.0     312    7      1         N    Metal Wall/Metal Roof
Greensboro2              1997    9,755    N       74%        2.5      92    2      1         N    Metal Wall/Metal Roof
  New York
Middletown               1988   30,000    Y       95%        2.8     281    4      1         N    Steel Bldg./Steel Roof
Buffalo I                1981   61,200    Y       93%        5.1     507   10      1         Y    Steel Bldg./Steel Roof
Rochester I              1981   43,000    Y       82%        2.9     407    5      1         Y    Steel Bldg./Steel Roof
Rochester II             1980   39,000    Y       88%        3.5     250    9      1         N    Masonry Wall/Shingle Roof
Buffalo II               1984   53,525    Y       96%        6.2     430   12      1         Y    Steel Bldg./Steel Roof
Syracuse l               1987   70,200    Y       83%        7.5     767   16      1         N    Steel Bldg./Steel Roof
Syracuse II              1983   54,590    Y       78%        3.6     422   10      1         Y    Steel Bldg./Shingled Roof
Rochester III            1990   51,826    Y       92%        2.7     421    1      1         N    Masonry Wall/Shingle Roof
  Ohio
Youngstown               1980   48,825    Y       94%        5.8     380    5      1         Y    Steel Bldg./Steel Roof
Cleveland- I             1980   48,250    Y       73%        6.4     359    9      1         Y    Steel Bldg./Steel Roof
Cleveland II             1987   60,500    Y       86%        4.8     453    4      1         Y    Steel Bldg./Steel Roof
Cincinnati               1988   48,830    Y       94%        2.8     496    7      1         Y    Masonry Wall/Steel Roof
Dayton                   1988   61,875    Y       87%        3.6     615    8      1         Y    Masonry Wall/Steel Roof
Youngstown II            1988   55,525    N       69%        3.9     497    7      1         N    Masonry Wall/Steel Roof

Akron                    1990   37,720    Y       90%        3.4     296   12      1         Y    Masonry Wall/Steel Roof
Cleveland III            1986   68,110    Y       89%        3.4     570   12      1         Y    Masonry Wall/Steel Roof
Cleveland IV             1978   65,125    Y       97%        3.5     554    5      1         Y    Masonry Wall/Steel Roof
Cleveland V              1979   73,450    Y       89%        3.1     646    9      1&2       Y    Masonry Wall/Rolled Roof
Cleveland VI             1979   46,625    Y       91%        2.6     361    8      1         Y    Masonry Wall/Concrete Roof
Cleveland VII            1977   69,750    Y       92%        4.3     628   13      1         Y    Masonry Wall/Steel Roof
Cleveland VIII           1970   45,275    Y       80%        5.7     395    6      1         Y    Masonry Wall/Steel Roof
Cleveland IX             1982   53,748    Y       80%        4.4     291    5      1         Y    Masonry Wall/Steel Roof
Cleveland X              1989   47,050    Y       84%        5.8     380    6      1         N    Metal Wall/Metal Roof
  Pennsylvania
Allentown                1983   30,000    Y       98%        6.3     277    7      1         Y    Masonry Wall/Shingle Roof
Sharon                   1975   37,200    Y       91%        3.0     314    5      1         Y    Steel Bldg./Steel Roof
Harrisburg I             1983   48,746    Y       92%        4.1     475    9      1         Y    Masonry Wall/Steel Roof
Harrisburg II            1985   58,800    Y       89%        9.2     299   10      1         Y    Masonry Wall/Steel Roof
Pittsburgh               1990   57,375    Y       87%        3.4     551    6      1         Y    Steel Bldg./Steel Roof
Pittsburgh II            1983   75,875    Y       84%        4.8     732    4      2         Y    Masonry Wall/Shingled Roof
Harrisburg 111           1984   63,740    N       95%        4.1     614    9      1         Y    Masonry Wall/Metal Roof
  Rhode Island
Providence               1984   37,825    Y       84%        3.7     397    7      1         Y    Masonry Wall/Tar & Gravel Roof
  South Carolina
Charleston I             1985   51,445    Y       87%        3.3     421   11      1         Y    Steel Bldg./Mas. Wall/Steel Roof
Columbia I               1985   47,650    Y       69%        3.3     410    7      1         Y    Steel Bldg./Steel Roof
Columbia II              1987   59,000    Y       81%        6.0     464    8      1         N    Steel Bldg./Steel Roof
Columbia III             1989   41,200    Y       77%        3.5     354    5      2         Y    Steel Bldg./Steel Roof
Columbia IV              1986   56,000    Y       83%        5.6     446    7      1         Y    Steel Bldg./Steel Roof
Spartanburg              1989   49,500    Y       83%        3.6     350    6      1         Y    Steel Bldg./Steel Roof
Charleston II            1985   41,038    Y       96%        2.2     335   10      1         Y    Masonry Wall/Steel Roof
  Texas
Arlington I              1987   45,965    Y       92%        2.3     411    7      1         Y    Masonry Wall/Steel Roof
Arlington II             1986   67,100    Y       75%        3.8     330   11      1         Y    Masonry Wall/Steel Roof
Ft. Worth                1986   40,825    Y       86%        2.4     356    3      1         Y    Masonry Wall/Asphalt Roof
San Antonio I            1986   48,280    Y       84%        3.9     486   12      1         Y    Masonry Wall/Steel Roof
San Antonio II           1986   40,550    Y       81%        1.9     287    7      1         Y    Masonry Wall/Steel Roof
San Antonio lll          1981   48,782    Y       84%        2.6     495    5      1         Y    Masonry Wall/Steel Roof
Universal                1985   35,100    Y       87%        2.4     427    8      1         Y    Masonry Wall/Steel Roof
San Antonio IV           1995   44,600    Y       67%        5.4     372   11      1         Y    Steel Bldg/Steel Roof
Houston1               1993/95  69,650    Y       70%        6.4     543    5      1         Y    Metal Wall/Steel Roof
Houston-2                1995   61,861    Y       86%        6.3     541    1      1         Y    Metal Wall/Steel Roof
Houston 3                1995   35,600    Y       69%        1.8     332    1      1         Y    Metal Wall/Steel Roof
Dallas-Skillman          1975  121,707    Y       85%        5.9   1,111    8      1&2       Y    Masonry Wall/Steel Roof
Dallas-Cent.             1977  104,303    Y       84%        6.7   1,125    8      1&2       Y    Masonry Wall/Steel Roof
Dallas-Samuell           1975   79,056    Y       93%        3.8     796    6      1&2       Y    Masonry Wall/Steel Roof

Dallas-Hargrove          1975   71,938    Y       88%        3.1     747    5      1&2       Y    Masonry Wall/Steel Roof
Houston-4                1984   75,500    N       85%        4.1     670    9      1         Y    Metal Wall/Metal Roof
  Virginia
Newport News I           1988   52,944    Y       93%        3.2     451    7      1         Y    Steel Bldg./Steel Roof
Alexandria               1984   77,310    Y       78%        3.2   1,105    4      2         Y    Masonry Wall/Tar & Gravel Roof
Norfolk I                1984   49,950    Y       89%        2.7     357    7      1         Y    Steel Bldg./Steel Roof
Norfolk II               1989   45,375    Y       91%        2.1     363    4      1         Y    Masonry Wall/Steel Roof
Richmond                 1987   52,035    Y       84%        2.7     524    5      1         Y    Masonry Wall/Steel Roof
Newport News II        1988/93  63,125    Y       95%        4.7     384    8      1         Y    Steel Bldg./Steel Roof
Lynchburg1               1982   47,200    Y       85%        5.3     429   10      1         Y    Masonry Wall/Steel Roof
Lynchburg-2              1985   41,250    Y       66%        2.3     380    4      1         Y    Masonry Wall/Steel Roof
Lynchburg 3              1987   22,000    Y       81%        1.5     182    3      1         N    Masonry Wall/Metal Roof
Christiansburg         1985/90  36,673    Y       84%        3.2     327    6      1         Y    Masonry Wall/Metal Roof
Chesapeake             1988/95  35,901    Y       81%       12.0     271    7      1         Y    Metal Wall/Steel Roof
Danville                 1988   49,776    Y       81%        3.2     408    8      1         N    Steel Wall/Metal Roof


Total for all Properties     8,299,783                     666.         1,240

                                                                  73,864

Average for all Properties                       85.33%
Weighted Average                                 85.11%



Item 3.  Legal Proceedings

     Robert J. Amsdell, a former business associate of certain officers and directors of the Company, including Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio in connection with the formation of the Company as a REIT and related transactions, as well as the Initial Offering. On April 29, 1996, Mr. Amsdell filed a first amended complaint and on September 24, 1997, a second amended complaint was filed, the complaint alleges, among other things, breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, fraud and deceit, breach of duty of good faith and other causes of action including a declaratory judgment as to Mr. Amsdell's continuing interest in the Company. Mr. Amsdell is seeking money damages in excess of $25 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which Mr. Amsdell claims to have a continuing interest) and an accounting. The first amended complaint also added Messrs. Attea, Lannon, Myszka and Rogers as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messers. Attea, Lannon, Myszka and Rogers have agreed to indemnify the Company for any loss arising from the lawsuit. The Company believes that the actual amount of Mr. Amsdell's recovery in this matter, if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     The Company's Common Stock is traded on the New York Stock
Exchange under the symbol "SSS". Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter             High           Low
1996
1st                 27.5           25
2nd                 27.125         24.625
3rd                 27             24.625
4th                 31.25          25.625
1997
1st                 32             29.375
2nd                 30.875         28
3rd                 31.75          28.625
4th                 32.4375        28.6875

      As of March 24, 1998, there were approximately 388 holders of record of the Company's Common Stock.

     As reflected in the table below, the Company has paid quarterly dividends to its shareholders since the Initial
Offering.

     For Federal Income Tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 1997 represent 100% ordinary income.

History of Dividends Declared on Common Stock

2nd Quarter, 1995        $0.025 per share
3rd Quarter, 1995        $0.505 per share
4th Quarter, 1995        $0.505 per share
_________________________________________

1st Quarter, 1996        $0.505 per share
2nd Quarter, 1996        $0.505 per share
3rd Quarter, 1996        $0.520 per share
4th Quarter, 1996        $0.520 per share
_________________________________________

1st Quarter, 1997        $0.520 per share
2nd Quarter, 1997        $0.520 per share
3rd Quarter, 1997        $0.540 per share
4th Quarter, 1997        $0.540 per share

Item 6.  Selected Financial Data

     The information required is incorporated by reference to the Company's 1997 Annual Report to Shareholders on page 9.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The information required is incorporated by reference to the Company's 1997 Annual Report to Shareholders on pages 24 to 26.

Item 8.  Financial Statements and Supplementary Data

     The information required is incorporated by reference to the Company's 1997 Annual Report on pages 10 to 23.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     None.

                            Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required is incorporated by reference to "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 12, 1998.
Information concerning the Company's other executive officers can be found in Part I of this report.

Item 11.  Executive Compensation

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held May 12, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and
Management" in the Proxy Statement for Annual Meeting of
Shareholders of the Company to be held on May 12, 1998.

Item 13.  Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Documents filed as part of this Annual Report on Form
          10-K:

1. Financial Statements filed as part of this Annual Report on Form 10-K are included in the 1997 Annual Report to Shareholders and incorporated by reference.
     (i)  Consolidated Balance Sheets for Years Ended
          December 31, 1997 and 1996.
    (ii) Consolidated Statements of Operations of the Company and Combined Statements of Operations of the Predecessors for Years Ended December 31, 1997 and 1996, January 1, 1995 to June 25, 1995 and June 26,
          1995 to December 31, 1995.
   (iii) Combined Statement of Owners' Equity of the Predecessor/Consolidated Statements of Shareholders' Equity of the Company for January 1, 1995 to June 25, 1995 and June 26, 1995 to December 31, 1997.
    (iv) Consolidated Statements of Cash Flows for Years Ended December 31, 1997 and 1996, January 1, 1995 to June 25, 1995 and June 26, 1995 to December 31, 1995.
     (v)  Selected Financial Data.

2. The following financial statement Schedule as of the period ended December 31, 1997 is included in this Annual Report on From 10-K.

     Schedule III Real Estate and Accumulated Depreciation.

     All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial Statements or the notes thereto.

3.   Exhibits

     The exhibits required to be filed as part of this Annual
Report on Form 10-K have been included as follows:

3.1(a)*   Amended and Restated Articles of Incorporation of the
          Registrant.

3.1(b) Articles Supplementary to the Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8A filed December 3, 1996.

3.2*      Bylaws of the registrant.

4.1       Shareholder Rights Plan; incorporated by reference to
          Exhibit 4.1 to the Registrant's Form 8A filed
          December 3, 1996.

10.1*     Form of Agreement of Limited Partnership of Sovran
          Acquisition Limited Partnership.

10.2*     Form of Non-competition Agreement between the
          Registrant and Charles E. Lannon.

10.3*     Form of Non-competition Agreement between the
          Registrant and Robert J. Attea.

10.4*     Form of Non-competition Agreement between the
          Registrant and Kenneth F. Myszka.

10.5*     Form of Non-competition Agreement between the
          Registrant and David L. Rogers

10.6*     Sovran Self Storage, Inc. 1995 Award and Option Plan.

10.7*     1995 Sovran Self Storage, Inc. Directors' Option Plan.

10.8*     Sovran Self Storage Incentive Compensation Plan for
          Executive Officer.

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

10.15*    Form of Facilities Services Agreement between the
          Registrant and Williamsville Properties, Inc.

13 1997 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

21 Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23        Consent of Independent Auditors.

27        Financial Data Schedule.

     (b)  Report on Form 8-K:

          The Company filed a report on Form 8-K dated
          October 24, 1997 reporting pursuant to items 5 and 7.

* Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11
     (File No. 33-91422) filed June 19, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOVRAN SELF STORAGE, INC.

March 27, 1998                By:/s/ David L. Rogers
                                     David L. Rogers,
                                     Chief Financial Officer,
                                     Secretary, Chief Financial
                                     Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/Robert J. Attea            Chairman of the     March 27, 1998
   Robert J. Attea            Board of Directors,
                              Chief Executive
                              Officer and Director
                              (Principal Executive
                              Officer)

/s/Kenneth F. Myszka          President, Chief    March 27, 1998
   Kenneth F. Myszka          Operating Officer
                              and Director

/s/David L. Rogers            Chief Financial     March 27, 1998
   David L. Rogers            Officer (Principal
                              Financial and
                              Accounting Officer)

/s/John Burns                 Director            March 27, 1998
   John Burns

/s/Michael A. Elia            Director            March 27, 1998
   Michael A. Elia

/s/Anthony P. Gammie          Director            March 27, 1998
   Anthony P. Gammie

/s/Charles E. Lannon          Director            March 27, 1998
   Charles E. Lannon

                                                     Sovran Self Storage, Inc.                                Schedule III
                                         Combined Real Estate and Accumulated Depreciation
                                                          (in thousands)
                                                         December 31, 1997
                                                  Cost
                                                  Capitalized
                                Initial           Subsequent to            Gross Amount at Which
                                Cost to Company   Acquisition              Carried at Close of Period
                                Building,         Building,                Building
                                Equipment         Equipment                Equipment
                                and               and Land                 and                           Accumulated
Description         ST   Land   Improvements      Improvements     Land    Improvements        Total     Depreciation   Acquired

_________________________________________________________________________________________________________________________________
Charleston I        SC   416       1,516          12               416     1,528               1,944     102            6/26/95
Lakeland I          FL   397       1,424          33               397     1,457               1,854      96            6/26/95
Charlotte           NC   308       1,102          42               308     1,144               1,452      71            6/26/95
Tallahassee I       FL   770       2,734         222               770     2,956               3,726     180            6/26/95
Youngstown          OH   239       1,110          69               239     1,179               1,418      73            6/26/95
Cleveland-Metro I   OH   179         836         144               179       980               1,159      57            6/26/95
Cleveland-Metro II  OH   701       1,659           8               701     1,667               2,368     107            6/26/95
Tallahassee II      FL   204         734          31               204       765                 969      48            6/26/95
Pt. St. Lucie       FL   395       1,501          97               395     1,598               1,993     114            6/26/95
Deltona             FL   483       1,752         157               483     1,909               2,392     119            6/26/95
Middletown          NY   224         808          38               224       846               1,070      55            6/26/95
Buffalo I           NY   423       1,531         435               497     1,892               2,389     104            6/26/95
Rochester I         NY   395       1,404          17               395     1,421               1,816      89            6/26/95
Salisbury           MD   164         760          63               164       823                 987      52            6/26/95
New Bedford         MA   367       1,325          31               367     1,356               1,723      86            6/26/95
Fayetteville        NC   853       3,057          59               853     3,116               3,969     197            6/26/95
Allentown           PA   199         921          65               203       982               1,185      63            6/26/95
Jacksonville I      FL   152         728          64               152       792                 944      53            6/26/95
Columbia I          SC   268       1,248           5               268     1,253               1,521      83            6/26/95
Rochester II        NY   230         847          87               234       930               1,164      60            6/26/95
Savannah I          GA   463       1,684          58               463     1,742               2,205     112            6/26/95
Greensboro          NC   444       1,613          30               444     1,643               2,087     107            6/26/95
Raleigh I           NC   649       2,329          75               649     2,404               3,053     152            6/26/95
New Haven           CT   387       1,402          14               387     1,416               1,803      92            6/26/95
Atlanta-Metro I     GA   844       2,021          58               844     2,079               2,923     133            6/26/95
Atlanta-Metro II    GA   302       1,103           9               303     1,111               1,414      74            6/26/95

Buffalo II          NY   315         745         110               315       855               1,170      50            6/26/95
Raleigh II          NC   321       1,150          15               321     1,165               1,486      74            6/26/95
Columbia II         SC   361       1,331          42               374     1,360               1,734      91            6/26/95
Columbia III        SC   189         719          26               189       745                 934      52            6/26/95
Columbia IV         SC   488       1,188          12               488     1,200               1,688      79            6/26/95
Atlanta-Metro III   GA   430       1,579          18               430     1,597               2,027     106            6/26/95
Orlando I           FL   513       1,930          75               513     2,005               2,518     137            6/26/95
Spartanburg         SC   331       1,209          25               331     1,234               1,565      82            6/26/95
Sharon              PA   194         912          37               194       949               1,143      64            6/26/95
Ft. Lauderdale      FL 1,503       3,619         105             1,503     3,724               5,227     248            6/26/95
West Palm I         FL   398       1,035          40               398     1,075               1,473      80            6/26/95
Atlanta-Metro IV    GA   423       1,015          10               423     1,025               1,448      68            6/26/95
Atlanta-Metro V     GA   483       1,166          35               483     1,201               1,684      77            6/26/95
Atlanta-Metro VI    GA   308       1,116          31               308     1,147               1,455      76            6/26/95
Atlanta-Metro VII   GA   170         786          49               170       835               1,005      54            6/26/95
Atlanta-Metro VIII  GA   413         999          22               413     1,021               1,434      68            6/26/95
Baltimore I         MD   154         555          38               154       593                 747      40            6/26/95
Baltimore II        MD   479       1,742          85               479     1,827               2,306     119            6/26/95
Augusta I           GA   357       1,296          77               357     1,373               1,730      87            6/26/95
Macon I             GA   231       1,081           7               231     1,088               1,319      72            6/26/95
Melbourne I         FL   883       2,104          33               883     2,137               3,020     144            6/26/95
Newport News        VA   316       1,471          13               316     1,484               1,800      98            6/26/95
Pensacola I         FL   632       2,962          96               632     3,058               3,690     199            6/26/95
Augusta II          GA   315       1,139          71               315     1,210               1,525      73            6/26/95
Hartford-Metro I    CT   715       1,695          25               715     1,720               2,435     113            6/26/95
Atlanta-Metro IX    GA   304       1,118          49               304     1,167               1,471      77            6/26/95
Alexandria          VA 1,375       3,220          46             1,375     3,266               4,641     205            6/26/95
Pensacola II        FL   244         901           6               244       907               1,151      63            6/26/95
Melbourne II        FL   834       2,066          26               834     2,092               2,926     148            6/26/95
Hartford-Metro II   CT   234         861           7               234       868               1,102      59            6/26/95
Atlanta-Metro X     GA   256       1,244           4               256     1,248               1,504      85            6/26/95
Norfolk I           VA   313       1,462          27               313     1,489               1,802      97            6/26/95
Norfolk II          VA   278       1,004          12               278     1,016               1,294      67            6/26/95
Birmingham I        AL   307       1,415          33               307     1,448               1,755      92            6/26/95
Birmingham II       AL   730       1,725          38               730     1,763               2,493     114            6/26/95
Montgomery I        AL   863       2,041          78               863     2,119               2,982     137            6/26/95
Jacksonville II     FL   326       1,515          49               326     1,564               1,890     103            6/26/95
Pensacola III       FL   369       1,358          42               369     1,400               1,769      90            6/26/95
Pensacola IV        FL   244       1,128          32               244     1,160               1,404      75            6/26/95
Pensacola V         FL   226       1,046          32               226     1,078               1,304      70            6/26/95
Tampa I             FL 1,088       2,597          42             1,088     2,639               3,727     175            6/26/95



Tampa II            FL   526       1,958          58               526     2,016               2,542     140            6/26/95
Tampa III           FL   672       2,439          32               672     2,471               3,143     164            6/26/95
Jackson I           MS   343       1,580          26               343     1,606               1,949     102            6/26/95
Jackson II          MS   209         964          22               209       986               1,195      64            6/26/95
Richmond            VA   443       1,602          51               443     1,653               2,096     101            8/25/95
Orlando II          FL 1,161       2,755          64             1,162     2,818               3,980     162            9/29/95
Birmingham III      AL   424       1,506          47               424     1,553               1,977      76            1/16/96
Macon II            GA   431       1,567          19               431     1,586               2,017      87            12/1/95
Harrisburg I        PA   360       1,641          62               360     1,703               2,063      87            12/29/95
Harrisburg II       PA   627       2,224          25               627     2,249               2,876     115            12/29/95
Syracuse I          NY   470       1,712          40               472     1,750               2,222      93            12/27/95
Ft. Myers           FL   205         912          26               206       937               1,143      70            12/28/95
Ft. Myers II        FL   412       1,703          36               413     1,738               2,151     113            12/28/95
Newport News II     VA   442       1,592          27               442     1,619               2,061      84            1/5/96
Montgomery II       AL   353       1,299          48               353     1,347               1,700      72            1/23/96
Charleston II       SC   237         858          63               237       921               1,158      45            3/1/96
Tampa IV            FL   766       1,800          50               766     1,850               2,616      83            3/28/96
Arlington I         TX   442       1,767          21               442     1,788               2,230      80            3/29/96
Arlington II        TX   408       1,662          27               408     1,689               2,097      77            3/29/96
Ft. Worth           TX   328       1,324          35               328     1,359               1,687      61            3/29/96
San Antonio I       TX   436       1,759          27               436     1,786               2,222      80            3/29/96
San Antonio II      TX   289       1,161          24               289     1,185               1,474      53            3/29/96
Syracuse II         NY   481       1,559         300               496     1,844               2,340      70            6/5/96
Montgomery III      AL   279       1,014          21               279     1,035               1,314      44            5/21/96
West Palm II        FL   345       1,262          47               345     1,309               1,654      57            5/29/96
Ft. Myers III       FL   229         884          37               229       921               1,150      40            5/29/96
Pittsburgh          PA   545       1,940          18               545     1,958               2,503      76            6/19/96
Lakeland II         FL   359       1,287          57               359     1,344               1,703      52            6/26/96
Springfield         MA   251         917         174               300     1,042               1,342      41            6/28/96
Ft. Myers IV        FL   344       1,254          83               344     1,337               1,681      54            6/28/96
Cincinnati          OH   557       1,988          17               557     2,005               2,562      73            7/23/96
Dayton              OH   667       2,379          15               667     2,394               3,061      87            7/23/96
Baltimore III       MD   777       2,770          36               777     2,806               3,583     102            7/26/96
Jacksonville III    FL   568       2,028         229               568     2,257               2,825      76            8/23/96
Jacksonville IV     FL   436       1,635          32               436     1,667               2,103      64            8/26/96
Pittsburgh II       PA   627       2,257          79               632     2,331               2,963      79            8/28/96
Jacksonville V      FL   535       2,033          19               538     2,049               2,587      78            8/30/96
Charlotte II        NC   487       1,754          16               487     1,770               2,257      58            9/16/96
Charlotte III       NC   315       1,131          12               315     1,143               1,458      38            9/16/96
Orlando III         FL   314       1,113          88               314     1,201               1,515      35           10/30/96
Rochester III       NY   704       2,496          18               708     2,510               3,218      63           12/20/96



Youngstown II       OH   600       2,142          25               600     2,167               2,767      55            1/10/97
Akron               OH   413       1,478          12               413     1,490               1,903      38            1/10/97
Cleveland III       OH   751       2,676         204               751     2,880               3,631      70            1/10/97
Cleveland IV        OH   725       2,586         179               725     2,765               3,490      68            1/10/97
Cleveland V         OH   637       2,918         324               637     3,242               3,879      78            1/10/97
Cleveland VI        OH   495       1,781         227               495     2,008               2,503      48            1/10/97
Cleveland VII       OH   761       2,714         171               761     2,885               3,646      71            1/10/97
Cleveland VIII      OH   418       1,921         193               418     2,114               2,532      51            1/10/97
Cleveland IX        OH   606       2,164          43               606     2,207               2,813      56            1/10/97
Grand Rapids I      MI   455       1,631          14               455     1,645               2,100      38            1/17/97
Grand Rapids II     MI   219         790          34               219       824               1,043      19            1/17/97
Kalamazoo           MI   516       1,845          65               516     1,910               2,426      44            1/17/97
Lansing             MI   327       1,332           5               327     1,337               1,664      31            1/17/97
Holland             MI   451       1,830          99               451     1,929               2,380      45            1/17/97
San Antonio III     TX   474       1,686          87               474     1,773               2,247      40            1/30/97
Universal           TX   346       1,236          38               346     1,274               1,620      29            1/30/97
San Antonio IV      TX   432       1,560          30               432     1,590               2,022      38            1/30/97
Houston-Eastex      TX   634       2,565           4               634     2,569               3,203      50            3/26/97
Houston-Nederland   TX   566       2,279           4               566     2,283               2,849      44            3/26/97
Houston-College     TX   293       1,357           4               293     1,361               1,654      27            3/26/97
Lynchburg-Lakeside  VA   335       1,342          30               335     1,372               1,707      26            3/31/97
Lynchburg -
 Timberlake         VA   328       1,315          10               328     1,325               1,653      25            3/31/97
Lynchburg-Amherst   VA   155         710          16               155       726                 881      14            3/31/97
Christiansburg      VA   245       1,120           9               245     1,129               1,374      21            3/31/97
Chesapeake          VA   260       1,043          33               260     1,076               1,336      20            3/31/97
Danville            VA   326       1,488          14               326     1,502               1,828      28            3/31/97
Orlando-W 25th St   FL   289       1,160          33               289     1,193               1,482      23            3/31/97
Delray I-Mini       FL   491       1,756          53               491     1,809               2,300      35            4/11/97
Savannah II         GA   296       1,196          84               296     1,280               1,576      22            5/8/97
Delray II-Safeway   FL   921       3,282          70               921     3,352               4,273      49            5/21/97
Cleveland X-Avon    OH   301       1,214          72               301     1,286               1,587      19            6/4/97
Dallas-Skillman     TX   960       3,847          37               960     3,884               4,844      49            6/30/97
Dallas-Centennial   TX   965       3,864          35               965     3,899               4,864      49            6/30/97
Dallas-Samuell      TX   570       2,285          34               570     2,319               2,889      29            6/30/97
Dallas-Hargrove     TX   370       1,486           2               370     1,488               1,858      19            6/30/97
Houston-Antoine     TX   515       2,074           5               515     2,079               2,594      27            6/30/97
Atlanta-Alpharetta  GA 1,033       3,753          22             1,033     3,775               4,808      41            7/24/97
Atlanta-Marietta    GA   769       2,788           8               769     2,796               3,565      31            7/24/97
Atlanta-Doraville   GA   735       3,429          17               735     3,446               4,181      30            8/21/97
GreensboroHilltop   NC   268       1,097           5               268     1,102               1,370       7            9/25/97



GreensboroStgCch    NC    89         376           3                89       379                 468       3            9/25/97
Baton Rouge-
  Airline           LA   396       1,831           4               396     1,835               2,231      12            10/9/97
Baton Rouge-
  Airline2          LA   282       1,303           1               282     1,304               1,586       3            11/21/97
Harrisburg-
  Peiffers          PA   635       2,550           5               635     2,555               3,190       5            12/3/97
Corporate Office    NY     0          68         282                 0       350                 350      12            01/1/95
Boston-Metro I      MA   363       1,679          76               363     1,755               2,118     113            6/26/95
Boston-Metro II     MA   680       1,616          28               680     1,644               2,324     108            6/26/95
E. Providence       RI   345       1,268          90               345     1,358               1,703      88            6/26/95
                                                   0
                      ____________________     _____    ____________________________________________  ______

                      71,214     253,311       8,511            71,391   261,645             333,036  11,639
                      ====================     =====    ============================================  ======




                                   December 31, 1997   December 31, 1996   December 31, 1995

Balance at beginning
of period                              $220,711             $159,461            $      -
  Additions during period:
  Acquisitions through
    foreclosure               $      -            $     -             $      -
    Other acquisitions         106,926              58,626             158,698
    Improvements, etc.           5,527               2,640                 763
    Other (describe)                 -  112,453          -    61,266         -   159,461
                              ________             _______             ________

Deductions during period:
  Cost of real
   estate sold                       -                   -         -         -
  Other (describe)                (128)    (128)       (16)      (16)        -         -
                              ________  _______    ________  _______   ________  ________
Balance at close
  of period                            $333,036             $220,711            $159,461



                                Exhibit 13

                    1997 Annual Report to Shareholders


The story of Sovran Self Storage is one where words become actions. It's characterized by talent, discipline, hard work, inspiration, timing, marketing, dedication, and strong returns. It's a complex plot interweaving experience and expertise to assure you, our shareholders, that our growth is rooted in sound real estate fundamentals and business practices. It's a story that never ends, with each chapter focused on one prevailing certainty: continued growth.


                "SUCCESS IS NOT A STATUS: IT IS A PROCESS."
                                 -AVERONDA

                            To Our Shareholders

                             Continued Growth

     That's what it all comes down to at Sovran. Our plan is controlled growth-at a strong and steady pace- to create long-term profitability.

     But like all good stories, ours is one that moves across time and tense, unraveling the scope of past, and carefully managing the details of the present to project a strong vision for the future.

     That's the Sovran Story.  And that's the foundation of this report.

     Over the next several pages, we will outline our Company's accomplishments in 1997: including expansion in both number of stores and market exposure, a strengthened balance sheet, management centralization, store improvement programs, vacant land utilization, brand identity enhancement and expanded investor relations. We also project how these accomplishments fit into our overall mission for long-term growth.

     Take a closer look.

                               Looking Back

                         More Stores, More Markets

     1997 was a year of many accomplishments at Sovran. And through these achievements, we have both fostered our overall growth mission and positioned the company for future profitability. Our key focus has been to manage growth in a responsible and orchestrated manner. To that end, we entered four new markets -Houston, Northern Michigan, Central Virginia and Baton Rouge-typically opening five new stores in each area. We've invested in properties that exhibit proven performance and excellent potential.

     Continuing our commitment to expand presence in existing markets, we purchased twenty-eight stores in cities where we have enjoyed successful operations. We acquired nine properties in Cleveland, three in the Fort Lauderdale area and five in Dallas/Fort Worth to strengthen our presence in those cities. As a result we have the marketing power and economies of scale to generate significant returns on these assets.

TEXAS
Arlington
Dallas
Ft. Worth
Houston
San Antonio
Universal

ALABAMA
Birmingham
Montgomery

LOUISIANA
Baton-Rouge

MISSISSIPPI
Jackson

MICHIGAN
Grand Rapids
Holland
Kalamazoo
Lansing

OHIO
Akron
Cincinnati
Cleveland
Dayton
Youngstown

FLORIDA
Delray
Deltona
Lakeland
Ft. Lauderdale
Ft. Myers
Jacksonville
Melbourne
Orlando
Pensacola
Port St. Lucie
Springfield
Tallahassee
Tampa
West Palm Beach

NEW YORK
Buffalo
Middletown
Rochester
Syracuse

CORPORATE
HEADQUARTERS
Williamsville, New York

MASSACHUSETTS
Boston
New Bedford

RHODE ISLAND
Providence

CONNECTICUT
Hartford
New Haven

PENNSYLVANIA
Allentown
Harrisburg
Pittsburgh
Sharon

MARYLAND
Frederick
Gaithersburg
Landover
Salisbury

VIRGINIA
Alexandria
Chesapeake
Christiansburg
Danville
Lynchburg
Newport News
Norfolk
Richmond

NORTH CAROLINA
Charlotte
Fayetteville
Greensboro
Raleigh

SOUTH CAROLINA
Charleston
Columbia
Spartanburg

GEORGIA
Atlanta
Augusta
Macon
Savannah

Distribution of Properties as of December 31, 1997

               # PROPERTIES   %    SQ. FEET      %      # OF UNITS    %

Alabama             6       3.87%    319,930    3.85%     2,437     3.30%
Connecticut         3       1.94     123,925    1.49        992     1.34
Florida            35      22.58   2,098,230   25.28     19,297    26.13
Georgia            19      12.26   1,001,977   12.07      8,431    11.41
Louisiana           2       1.29     116,835    1.41        862     1.17
Massachusetts       4       2.58     157,794    1.90      1,576     2.13
Maryland            4       2.58     173,669    2.09      1,977     2.68
Michigan            5       3.22     287,445    3.46      2,531     3.43
Mississippi         2       1.29      80,675    0.97        652     0.88
North Carolina      9       5.81     385,554    4.65      4,054     5.49
New York            8       5.16     403,341    4.86      3,485     4.72
Ohio               15       9.68     830,658   10.01      6,921     9.37
Pennsylvania        7       4.52     371,736    4.48      3,262     4.42
Rhode Island        1       0.64      37,825    0.46        397     0.54
South Carolina      7       4.52     345,833    4.17      2,780     3.76
Texas              16      10.32     990,817   11.94      9,029    12.22
Virginia           12       7.74     573,539    6.91      5,181     7.01
___________________________________________________________________________
Total             155     100.00   8,299,783  100.00     73,864   100.00



                       A Strengthened Balance Sheet

                   More Flexibility Leads to More Growth

     In April, 1997, we issued an additional 1,500,000 shares of common stock. During 1997 we also issued 303,679 Operating Partnership Units in exchange for properties. These transactions significantly bolstered our balance sheet, reducing our debt to market capitalization to just 7 percent. This gives us significant and welcomed financial flexibility, and provides a great base to leverage the Company for strong growth in 1998 and beyond.

                         New Marketing Initiatives

                    Property Management Centralization

     To better facilitate our growth, we centralized property supervision and marketing efforts at the Company's headquarters, and divided the portfolio into four geographical regions. Each region is under the direction of a regional vice president, who is assisted by a number of area managers. We envision that this strategy will make us even more responsive to our customers, and will continue building the relationships that have helped shape our business. This will also allow us to maintain our leadership position while leveraging industry trends and specific market conditions.

                         Store Improvement Program

              Attracting Customers through Better Curb Appeal

     In the fourth quarter of 1997, we kicked off an extensive program to enhance the curb appeal of approximately fifty of our stores. We also introduced a new color scheme, improved landscaping, and an amenities package as part of an overall marketing plan to attract both commercial and residential customers. To enhance our Uncle Bob's Self Storage brand identity, we've developed a new logo and sign and will be implementing them throughout the portfolio. The new design reinforces the friendly, accessible nature of an Uncle Bob's store, and coordinates well with the new color scheme selected for our stores.

                        Expansion and Improvements

                    Broadening Our Horizons for Growth

     Many of our properties include vacant land adjoining our storage facilities. In 1997, we converted some of these unused assets into valuable resources. What's more, we've significantly expanded our facilities in Buffalo, Cleveland and Syracuse, and converted several of our buildings in Florida, Georgia, North Carolina and Texas to climate control. These projects generally increase the rent roll of each of the respective properties, and provide for quality asset growth with minimal cost and risk.

                   Investor Relations and Communications

                    Focusing on the Bigger Picture: You

     In the interest of expanding shareholder distribution, our growth is aligned in a threefold mission. We established a company website
(www.sovranss.com), we are creating a Dividend Reinvestment Program (DRIP) and have increased our exposure to the investment community.

                             www.sovranss.com

                               Looking Ahead

                        New Goals, Continued Growth

     Our vision of the future is strategically aligned for great success: for our customers, our shareholders, and our entire team. We are never content to rest with our past success. We will create a future that's bigger and better. You have our word.




Robert J. Attea
Chairman of the Board and
Chief Executive Officer

                         Keys for Success in 1998

                            Prophet for Profits

        Acquire fifty-plus properties in existing and new markets.

         Expand and enhance a significant portion of our existing portfolio, uncovering additional value.

          Enter into joint venture property development programs to build and open new stores in high-growth markets.

       Continue marketing initiatives via ongoing manager training, improved curb appeal, and enhanced company image.




           Obtain an investment-grade credit rating and utilize
                   the strength of our balance sheet to
             leverage the Company to facilitate strong growth.

            Build upon our reputation and strength by issuing
             Operating Partnership Units to fund the purchase
                 of up to 20 percent of new acquisitions.

             Utilize the Dividend Reinvestment Program (DRIP)
               and Stock Purchase Program when implemented
              to raise equity in 1998, as well as attract a
          new cache of retail investors to our shareholder base.

                                       SELECTED FINANCIAL DATA

                              Predecessor(a)                                   Company
                         _________________________________       __________________________________
                                               For Period        For Period   At or for   At or for
                         At or for Year Ended    from              from          Year        Year
                              December 31,      1/1/95 to        6/26/95 to      Ended      Ended
(Dollars in thousands,   1993           1994    6/25/95          12/31/95      12/31/96    12/31/97
except per share data)
__________________________________________________________       __________________________________
Operating Data:
Operating revenues       $13,660      $18,530     $9,532         $12,942       $33,597   $49,354
Earnings (losses)           (825)       1,836        311           6,744        15,659    23,119
Net income per common
  share-basic                  -           -           -            0.91          1.88      1.97
Net income per common
  share-diluted                -           -           -            0.91          1.87      1.96
Dividends declared per
  common share                 -           -           -            1.04          2.05      2.12
___________________________________________________________      __________________________________
Balance Sheet Data:
Total Assets             $78,918      $82,733    $84,527        $160,437      $235,415  $327,073
Total Debt                61,550       66,340     69,102           5,000             -    36,000
Total Liabilities         64,096       69,014     71,311          10,697         8,131    50,319
___________________________________________________________      __________________________________
Other Data:
Net cash provided by
  operating activities   $ 1,470      $ 5,428     $2,003        $  7,188       20,152   $ 31,159
Net cash used in
  investing activities   (15,217)      (6,609)    (3,340)       (157,965)     (59,146)   (98,765)
Net cash provided by
  financing activities    14,283        1,030        507         151,509        54,949     53,486
Funds from operations
  available to common
  shareholders (b)            -            -          -            9,904       19,793     29,487
___________________________________________________________      __________________________________

(a)  The Company was not formed until April 19, 1995, and has no historical results of operations.
All historical results of operations are those of Sovran Capital, Inc. and the Sovran Partnerships.



(b) Funds from operations ("FFO") means income (loss) before minority interest (computed in accordance with GAAP) adjusted as follows: (i) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs and (ii) less FFO attributable to minority  interest.  FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Company.  FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay dividends.


                           FINANCIAL INFORMATION

Consolidated Balance Sheets - Sovran Self Storage, Inc.

                                            December 31,
                              ____________________________________________
(Dollars in thousands,
except share data)                      1997                   1996

Assets
Investment in storage facilities:
   Land                            $  71,391                $  49,591
   Building and equipment            261,645                  171,120
_________________________________________________________________________
                                     333,036                  220,711
   Less accumulated depreciation     (11,639)                  (5,457)
_________________________________________________________________________
Investments in storage facilities,
   net                               321,397                  215,254
Cash and cash equivalents              2,567                   16,687
Accounts receivable                      834                      482
Prepaid expenses and other assets      2,275                    2,992
_________________________________________________________________________
Total Assets                        $327,073                 $235,415
_________________________________________________________________________
Liabilities
Line of credit                       $36,000                 $      -
Accounts payable and accrued
   liabilities                         2,167                    1,197
Deferred revenue                       1,994                    1,367
Accrued dividends                      6,599                    5,567
Mortgage payable                       3,559                        -
_________________________________________________________________________
Total Liabilities                    $50,319                   $8,131
Minority interest                     12,843                    3,655
_________________________________________________________________________
Shareholders' Equity
Common stock $.01 par value,
   100,000,00 shares authorized,
   12,221,121 shares issued and
   outstanding (10,706,671 at
   December 31, 1996)                    122                      107
Preferred stock, 10,000,000 shares
   authorized, none issued and
   outstanding, 250,000 shares
   designated as Series A
   Junior Participating Preferred
   Stock, $.01 par value                   -                       -
Additional paid-in capital           269,982                 227,719
Unearned restricted stock                (32)                    (39)
Dividends in excess of net income     (6,161)                 (4,158)
_________________________________________________________________________
Total shareholder' equity           $263,911                $223,629
_________________________________________________________________________
Total liabilities and
   shareholders' equity             $327,073                $235,415
_________________________________________________________________________
See notes to financial statements.

Sovran Self Storage, Inc. (the Company) and Sovran Capital, Inc. and Sovran Partnerships (the Predecessors to the Company)

Consolidated Statements of Operations of the Company and Combined
Statements of Operations of the Predecessors


                                     Company                  Predecessors
                         ___________________________________  ____________

                         Year Ended   Year Ended   For Period  For Period
Dollars in thousands,    December 31, December 31, 6/26/95 to  1/1/95 to
except per share data)     1997          1996       12/31/95    6/25/95
_________________________________________________________________________
Revenues:
Rental income             $ 48,584     $ 32,946     $12,557     $9,260
Interest and other income      770          651         385        272
_________________________________________________________________________
Total revenues              49,354       33,597      12,942      9,532
_________________________________________________________________________
Expenses:
Property operations and
  maintenance                9,708        6,662       2,533      2,061
Real estate taxes            3,955        2,464         861        708
General and administrative   2,757        2,282         974      1,574
Interest                     2,166        1,924         131      3,268
Depreciation and
  amortization               7,005        4,583       1,699      1,610
_________________________________________________________________________
Total expenses              25,591       17,915       6,198      9,221
_________________________________________________________________________
Income before minority
  interest                  23,763       15,682       6,744        311
Minority interest              644           23           -          -
_________________________________________________________________________
Net income                $ 23,119     $ 15,659    $  6,744    $   311
_________________________________________________________________________
Earnings per share -
  basic                   $   1.97     $   1.88    $   0.91          -
_________________________________________________________________________
Earnings per share -
  diluted                 $   1.96     $   1.87    $   0.91          -
_________________________________________________________________________
Dividends declared
  per share               $   2.12     $   2.05    $   1.04          -
_________________________________________________________________________

(See notes to financial statements.)

                          Sovran Capital, Inc. and Sovran Partnerships (the Predecessors to the Company)
                                               Combined Statement of Owners' Equity

                                   Common             Additional  Accumulated            Dividend
                                   Stock    Common    Paid-in     Owners'      Treasury  in Excess of  Total
(Dollars in thousands)             Shares   Stock     Capital     Equity       Stock     Net Income    Equity
________________________________________________________________________________________________________________
Balance January 1, 1995            400          -           -    $ 13,794      $(75)           -     $ 13,719
Cash distributions                   -          -           -      (1,779)        -            -       (1,779)
Cash contributions                   -          -           -         965         -            -          965
Net income                           -          -           -         311         -            -          311
________________________________________________________________________________________________________________
Balance June 25, 1995              400      $   -       $   -    $ 13,291      $(75)      $    -      $13,216
________________________________________________________________________________________________________________


                                              Sovran Self Storage Inc. (the Company)
                                          Consolidated Statements of Shareholders' Equity
                                        Common                         Additional   Unearned       Dividend
                                        Stock     Common    Paid in    Restricted   in Excess of   Total
(Dollars in thousands)                  Shares    Stock     Capital    Stock        Net Income     Equity
_______________________________________________________________________________________________________________
Balance June 26, 1995                         -    $  -    $      -      $  -       $   -          $      -
   Issuance of common stock -
     initial public offering          5,890,000      59     124,273         -           -           124,332
   Issuance of common stock -
      private placement                 422,171       4      10,128         -           -            10,132
   Issuance of over-allotment shares    750,000       7      16,035         -           -            16,042
   Issuance of shares to principal
      shareholders in exchange for
      their interest in Sovran
      Capital, Inc.                     480,000       5         291         -           -               296
   Net Income                                 -       -           -         -       6,744             6,744
   Dividends                                  -       -           -         -      (7,806)           (7,806)
______________________________________________________________________________________________________________
Balance December 31, 1995             7,542,171     $75    $150,727      $  -     $(1,062)         $149,740
   Issuance of common stock           3,162,500      32      76,941         -           -            76,973
   Issuance of restricted stock           2,000       -          51       (51)          -                 -
   Earned portion of restricted stock         -       -           -        12           -                12
   Net income                                 -       -           -         -      15,659            15,659
   Dividends                                  -       -           -         -     (18,755)          (18,755)
______________________________________________________________________________________________________________
Balance December 31, 1996            10,706,671    $107    $227,719      $(39)    $(4,158)         $223,629
   Issuance of common stock           1,500,000      15      41,929         -           -            41,944
   Exercise of stock options             14,250       -         328         -           -               328
   Issuance of restricted stock             200       -           6        (6)          -                 -
   Earned portion of restricted stock         -       -           -        13           -                13
   Net income                                 -       -           -         -      23,119            23,119
   Dividends                                  -       -           -         -     (25,122)          (25,122)
______________________________________________________________________________________________________________
Balance December 31, 1997            12,221,121    $122    $269,982      $(32)    $(6,161)         $263,911
______________________________________________________________________________________________________________


(See notes to financial statements.)

Sovran Self Storage, Inc. (the Company) and Sovran Capital, Inc. and Sovran Partnerships (the
Predecessors to the Company)

Consolidated Statements of Cash Flows of the Company and Combined Statements of Cash Flows of the
Predecessors
                                              Company                                 Predecessors
                           ______________________________________________________  _________________

                           Year Ended         Year Ended          For Period           For Period
(Dollars in thousands)  December 31, 1997  December 31, 1996  6/26/95 to 12/31/95  1/1/95 to 6/25/95
_________________________________________________________________________________  _________________
Operating Activities
   Net income              $23,119            $15,659             $6,744               $311
   Adjustments to reconcile
   net income to net
   cash provided by
   operating activities:
   Depreciation and
    amortization             7,005              4,583              1,699              1,610
   Minority interest           644                 23                  -                  -
   Restricted stock earned      13                 12                  -                  -
   Changes in assets and
   liabilities:
   Account receivable         (162)              (145)               (40)               (46)
   Prepaid expenses and other
   assets                     (283)              (182)                37               (849)
   Accounts payable and other
   liabilities                 894                157             (1,225)               891
   Deferred revenue            (71)                45                (27)                86
_________________________________________________________________________________  ________________
Net cash provided by
operating activities       $31,159            $20,152             $7,188             $2,003
_________________________________________________________________________________  ________________
Investing Activities
   Additions to storage
   facilities              (98,970)           (57,160)          (156,780)            (3,478)
   Other assets                205             (1,986)            (1,185)                 -
   Restricted cash               -                  -                  -                138
_________________________________________________________________________________  ________________


Net cash used in investing
activities                $(98,765)          $(59,146)         $(157,965)           $(3,340)
_________________________________________________________________________________  ________________
Financing Activities
   Net proceeds from sale
   of common stock          42,273             76,973            150,506                  -
   Proceeds from (payments
   on) line of credit       36,000             (5,000)             5,000                  -
   Dividends paid          (24,090)           (16,997)            (3,997)                 -
   Minority interest
   distributions              (697)               (27)                 -                  -
   Proceeds from issuance
   of mortgages                  -                  -                  -              2,821
   Mortgage principal
   payments                      -                  -                  -             (1,500)
   Capital contributions         -                  -                  -                965
   Cash distributions            -                  -                  -             (1,779)
_________________________________________________________________________________  _________________
Net cash provided by financing
activities                 $53,486            $54,949           $151,509               $507
_________________________________________________________________________________  _________________
Net (decrease) increase
in cash                    (14,120)            15,955                732               (830)
Cash at beginning
of period                   16,687                732                  -              1,045
_________________________________________________________________________________  _________________
Cash at end of period       $2,567            $16,687               $732               $215
_________________________________________________________________________________  _________________
Supplemental cash flow
information
Cash paid for interest      $2,238             $1,842               $234             $3,268
_________________________________________________________________________________  _________________

(See notes to financial statements.)

Sovran Self Storage, Inc. (the Company) and Sovran Capital, Inc. and Sovran Partnerships (the Predecessors to the Company)

Consolidated Statements of Cash Flows of the Company and Combined
Statements of Cash Flows of the Predecessors

Supplemental cash-flow information for the years ended December 31, 1997, and 1996.
(Dollars in thousands)
___________________________________________________________________________

                                                       1997         1996
                                                      _____________________

Storage facilities acquired through the issuance
 of minority interest in the operating partnership     $9,240       $3,659
Storage facilities acquired through assumption of
 mortgage                                               3,559            -
Fair value of net liabilities assumed on the
 acquisition of storage facilities                      4,144          434
___________________________________________________________________________

Dividends declared but unpaid at December 31, 1997, 1996 and 1995 were $6,599, $5,567 and $3,809, respectively.

Supplemental cash-flow information for the period June 26,1995 to
 December 31, 1995
(Dollars in thousands)
___________________________________________________________________________

Cash paid for partnership interest                                 $42,865
Cash paid for acquisition properties                                45,121
Cash paid to retire partnership mortgages                           67,602
Prepayment penalties and closing costs                                 860
Cash paid for building improvements                                    332
___________________________________________________________________________

Cash paid for storage facilities per statement of cash flows      $156,780
Fair value of net liabilities assumed of the partnerships
 and Sovran Capital, Inc.                                            2,681
___________________________________________________________________________

Investment in storage facilities per financial statements         $159,461
___________________________________________________________________________

(See notes to financial statements.)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Sovran Self Storage, Inc. - December 31, 1997

                             1.  ORGANIZATION

     Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, sixty-two self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date twelve self-storage properties from unaffiliated third parties. The Company has since purchased a total of eighty-one (forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at December 31, 1997 to 155 properties, most of which are in the eastern United States and Texas.

               2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company was formed on April 19, 1995, and commenced operations effective with the completion of the Offering on June 25, 1995. Accordingly, the Company's results of operations are presented from June 26, 1995, the date following the completion of the Offering and the establishment of REIT status, through December 31, 1997.

     All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 96.5% ownership interest therein as of December 31, 1997. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to the Offerings. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

     The combined statements of operations for the period ended June 25, 1995 reflect the assets, liabilities and results of operations of the Sovran Capital, Inc. and the Sovran Partnerships (the Predecessors). Such financial statement has been presented on a combined basis, because the entities were the subject of the business combination described in Note 1. All intercompany transactions and balances have been eliminated.

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

Prepaid Expenses and Other Assets: Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 1997, consist primarily of loan acquisition costs of approximately $1,155, net of accumulated amortization of approximately $771; organizational costs of approximately $63, net of accumulated amortization of approximately $29; and covenants not to compete of $785, net of accumulated amortization of $350. Loan acquisition costs are amortized over the terms of the related debt; organization costs are amortized over five years; and the covenants are amortized over the contract periods. Amortization expense was $794 and $620 for the periods ended December 31, 1997 and 1996, respectively.

Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increases the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 1997, minority interest ownership was 443,609 partnership units or 3.5%.

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

                           3. EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All prior period per share data has been restated to conform with the provisions of this statement. The following table sets forth the computation of basic and diluted earnings per share.

                              Year Ended          Year Ended           For Period
(Dollars in thousands,     December 31, 1997   December 31, 1996   6/26/95 to 12/31/95
except per share data)
_________________________________________________________________________________________
Numerator:
   Net Income                 $ 23,119            $ 15,659             $ 6,744
_________________________________________________________________________________________
Denominator:
   Denominator for basic
   earnings per share -
   weighted average shares      11,759               8,329               7,430
_________________________________________________________________________________________
Effect of Dilutive Securities:
   Stock options                    62                  35                  10
   Denominator for diluted
   earnings per share -
   adjusted weighted - average
   shares and assumed
   conversion                   11,821               8,364               7,440
_________________________________________________________________________________________
Basic Earnings per Share        $ 1.97              $ 1.88               $ .91
_________________________________________________________________________________________
Diluted Earnings per Share      $ 1.96              $ 1.87               $ .91
_________________________________________________________________________________________



                   4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 1997 and December 31, 1996

(Dollars in Thousands)                               1997        1996
___________________________________________________________________________

Cost:
   Beginning balance                                 $220,711    $159,461
   Property acquisitions                              106,926      58,626
   Improvements and equipment additions                 5,527       2,640
   Dispositions                                          (128)        (16)
___________________________________________________________________________

Ending balance                                       $333,036    $220,711
___________________________________________________________________________

Accumulated Depreciation:
   Beginning balance                                   $5,457      $1,497
   Additions during the year                            6,211       3,964
   Dispositions                                           (29)         (4)
___________________________________________________________________________

Ending balance                                       $ 11,639      $5,457
___________________________________________________________________________


                            5.  LINE OF CREDIT

     At December 31, 1997, the Company maintained a $75 million revolving-credit facility of which $36 million was outstanding and secured by specific storage facilities. At December 31, 1997, the Company had identified and pledged properties sufficient to provide $75 million of such borrowings. Interest on outstanding balances is payable monthly at 190 basis points above LIBOR. The commitment fee was $225,000 and there is a facility fee attached to the line at the following rates: i) .25% if the unused commitment (UC) is less than $30 million, or ii) .375% if UC is greater than $30 million. At December 31, 1997, the Company was at the
 .375% rate.

     On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaces in its entirety the $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.375%, a savings of 52.5 basis points over the Company's old facility. As a result of the new credit facility, in 1998 the Company will record an extraordinary loss on the extinguishment of debt of $ 312,000, representing the unamortized financing costs of the revolving credit facility.

              6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1997 and 1996, and the common stock offerings in 1997 and 1996 had all occurred as of the beginning of 1996.

                                             Year ended December 31,
                                         ______________________________
(Dollars in thousands, except share data)      1997           1996
_______________________________________________________________________
Total revenues                               $54,085        $51,455
_______________________________________________________________________
Total expenses                               (28,789)       (27,175)
_______________________________________________________________________
Minority interest                               (885)          (850)
_______________________________________________________________________
Net Income                                $   24,411        $23,430
_______________________________________________________________________
Earnings per share - basic                   $  2.00        $  1.92
_______________________________________________________________________
Common shares used in basic earnings
per share calculation                     12,221,121     12,221,121
_______________________________________________________________________

Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and the predecessors and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

                             7.  STOCK OPTIONS

     The Company continues to account for stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method.

     The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 1997, options for 306,000 shares had been granted under the Plan. The total options available under the plan is 400,000.

     The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 2,500 shares of common stock to each eligible director. Such options vest over a one year period for initial awards and immediately upon subsequent grants.

The total shares reserved under the Non-employee Plan is 50,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 1997, options for 30,000 shares had been granted under the Non-employee Plan.

     The Company has also issued 2,200 shares of restricted stock to employees which vest over a four-year period. The fair value of the restricted stock on the date of grant ranged from $25.38 to $29.19.

     The fair value for these options was $2.30, which was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6%; dividend yield of 7%, volatility factor of the expected market price of the Company's common stock of .16.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1997 follows (in thousands, except for earnings per share information).

Pro forma net income                    $  22,976
Pro forma earnings per share:  Basic    $    1.96
                               Diluted  $    1.95

The pro forma effect on earnings for the years ended December 31, 1996 and 1995 was immaterial.

A summary of the Company's stock option activity and related information for the years ended
December 31 follows:
                            1997                       1996                        1995
                    ________________________________________________________________________________

                             Weighted average           Weighted average            Weighted average
                    Options  exercise price    Options  exercise price     Options  exercise price
____________________________________________________________________________________________________
Outstanding at
beginning of year:  $293,500   $ 23.97         $268,000     $23.00               -     $     -

Granted               34,000     29.93           28,000      25.92         274,000       23.00
Exercised            (14,250)    23.00                -          -               -           -
Forfeited            (18,000)    24.53           (2,500)     23.00          (6,000)      23.00
____________________________________________________________________________________________________
Outstanding at end
of year              295,250   $ 25.36          293,500     $23.97         268,000     $ 23.00
____________________________________________________________________________________________________
Exercisable at end
of year              146,750   $ 25.12          82,000      $23.48                -           -
____________________________________________________________________________________________________

Exercise prices for options outstanding as of December 31, 1997 ranged from $23.00 to $30.63. The weighted average remaining contractual life of those options is 8.07 years.



                            8.  RETIREMENT PLAN

     Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Company was approximately $15,000 for the year ended December 31, 1997.

                        9.  SHAREHOLDER RIGHTS PLAN

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

     As of December 31, 1997, the Company had entered into contracts for the purchase of ten facilities. These facilities were acquired in January and February, 1998 for a total cost of $34,145,000.

                           10.  PREFERRED STOCK

     The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance, the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the form 8-K filed December 3, 1996.

                       11.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for the fiscal quarters since the consummation of the offering on June 26, 1995 (dollars in thousands, except per share data)

                                                       1997 Quarter Ended
                                       ______________________________________________________
                                        March 31       June 30        Sept. 30       Dec. 31
                                       ______________________________________________________
Revenue                                 $10,732        $11,938        $13,320        $13,364
Net Income                              $ 4,871        $ 6,003        $ 6,359        $ 5,886
Net Income Per Common Share (Note 3):
   Basic                                $  0.46        $  0.50        $  0.52        $  0.49
   Diluted                              $  0.46        $  0.50        $  0.52        $  0.48
_____________________________________________________________________________________________

                                                       1996 Quarter Ended
                                       ______________________________________________________
                                        March 31       June 30        Sept. 30       Dec. 31
                                       ______________________________________________________
Revenues                                $  6,944       $  7,960       $  9,034       $ 9,659
Net Income                              $  3,152       $  3,610       $  3,644       $ 5,253
Net Income Per Common Share (Note 3):
  Basic                                 $   0.42       $   0.48       $   0.48       $  0.50
  Diluted                               $   0.42       $   0.48       $   0.48       $  0.49
_____________________________________________________________________________________________

                                                       1995 Quarter Ended
                                       ______________________________________________________
                                        June 30*       Sept. 30       Dec. 31
                                       _______________________________________
Revenues                                $    352       $  6,343       $  6,247
Net Income                              $    164       $  3,213       $  3,367
Net Income Per Common Share (Note 3):
  Basic and Diluted                     $   0.02       $   0.44       $   0.45
____________________________________________________________________________________________
(*) Includes results for the period June 26, 1995 (Formation) to June 30, 1995.


                    12.  COMMITMENTS AND CONTINGENCIES

     The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

     As of December 31, 1997, the Company had entered into contracts for the purchase of ten facilities. These facilities were acquired in January and February, 1998 for a total cost of $34,145,000.

                          13.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $25 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material, adverse effect upon the Company.

                 14.  INTERNAL PROPERTY ACQUISITION COSTS

     On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Company has previously capitalized such costs and will comply with the consensus prospectively. The amount of such costs capitalized in 1997 and 1996 were $728,000 and $755,000, respectively.

Report of Independent Auditors





The Board of Directors and Shareholders
Sovran Self Storage, Inc.:

     We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the period from June 26, 1995 to December 31, 1995. We have also audited the combined statements of operations, owners' equity and cash flows of Sovran Capital, Inc. and Sovran Partnerships for the period from January 1, 1995 to June 25, 1995. These financial statements are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period from June 25, 1995 through December 31, 1995, and the combined results of operations and cash flows of Sovran Capital, Inc. and Sovran Partnerships from January 1, 1995 to June 25, 1995 in conformity with generally accepted accounting principles.




Ernst & Young LLP
Buffalo, New York
January 29, 1998, except for Notes 5 & 14 for which the date is March 24, 1998

        MANAGEMENT DISCUSSION AND ANALYSIS FOR FINANCIAL CONDITIONS
                         AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     The following discussion is based on the financial statements of the Company as of December 31, 1997, December 31, 1996, December 31, 1995, and for the period from June 26, 1995 (commencement of operations) to December 31, 1995; and the combined statements of Sovran Capital, Inc. and the Sovran Partnerships for the period from January 1, 1995 to June 25, 1995. Sovran Capital, Inc. and the Sovran Partnerships are considered the predecessor entity to the Company, and the combined financial statements are presented for comparative purposes.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Exchange Act of 1933, as amended, and in
Section 21F of Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; and tax law changes which may change the taxability of future income.

                           RESULTS OF OPERATIONS

   Year Ended December 31, 1997 compared to Year Ended December 31, 1996

     Rental revenues improved from $32.9 million for the year ended December 31, 1996 to $48.6 million for the year ended December 31, 1997, an increase of $15.7 million, or 48%. Of this, $10.4 million resulted from the acquisition of forty-four properties during 1997, $4.3 million resulted from having the 1996 acquisitions included for a full year of operations, and $1 million resulted from increased revenues at the eighty-two core properties considered in same store sales. For this core group, revenues increased 3.5%, primarily as the result of rental rate increases, as average occupancy was unchanged from 1996's level of 87.8%. Interest and other income increased just slightly to $0.8 million in 1997.

     Property operating and real estate tax expense increased $4.5 million or 49% during the period. Of this, $3.1 million was incurred by the facilities acquired in 1997, $1.3 million resulted from the having the 1996 acquisitions included for a full year of operations, and $0.1 million additional cost was incurred in the operation of the eighty-two core properties.

     General and administrative expenses increased $0.5 million, primarily as a result of increased supervisory and accounting costs associated with the operation of an increased number of properties.

     Interest expense of $2.2 million in 1997 resulted primarily from borrowings on the Company's line of credit facility (a mortgage loan assumed in an acquisition transaction required interest payments of $0.2 million). The Company had borrowings outstanding of $42 million before paying off the balance with the proceeds of a common stock offering in April 1997. The credit facility was then utilized throughout the balance of the year to fund further acquisitions, so that by the end of the year, the amount outstanding on the line was $36 million.

     Depreciation and amortization expense increased to $7 million from $4.6 million, primarily as a result of the additional depreciation taken on the $112 million of real estate assets acquired in 1997 and a full year of depreciation on 1996 acquisitions.

     Earnings before interest, depreciation and amortization, and minority interest increased $10.7 million or 48%, in 1997 as a result of the aforementioned items.

   Year Ended December 31, 1996 compared to Year Ended December 31, 1995

     Rental revenues improved from $21.8 million for the year ended December 31, 1995 to $32.9 million for the year ended December 31, 1996, an increase of $11.1 million, or 51%. Of this, $5.1 million resulted from the acquisition of twenty-nine properties during 1996, $ 4.9 million resulted from having 1995 acquisitions included for a full year of operations, and $1.1 million resulted from increased occupancy levels and rental rates. Interest and other income remained unchanged at approximately $0.7 million.

     Property operating and real estate tax expense increased $3 million or 48% during the period. Of this, $1.5 million was incurred by the facilities acquired in 1996, $1.4 million resulted from having the 1995 acquisitions included for a full year of operations, and $0.1 million of additional cost was incurred in the operation of the sixty facilities owned by the Company since January 1, 1995.

     General and administrative expenses decreased $0.3 million, primarily as a result of non-recurring legal, accounting and other professional fees associated with the winding up of partnership activities and the merger and formation transactions.

     Interest expenses of $1.9 million in 1996 resulted exclusively from borrowings on the Company's line of credit facility. The Company has borrowings outstanding of $59.3 million before paying off the balance with the proceeds of a common stock offering in October 1996. Interest expenses in 1995 was $3.4 million, or $1.5 million higher than in 1996. This was primarily due to the fact that until the Initial Public Offering in June 1995, the Predecessors had incurred substantial mortgage debt as a means to finance its acquisitions, and paid approximately $3.3 million to cary that debt through June 1995. Upon completion of the Initial Public Offering, this mortgage debt was paid in full, and there was only a line of credit borrowing of $5 million outstanding at the end of 1995.

     Depreciation and amortization expense increased to $4.6 million from $3.3 million, primarily as a result of the additional depreciation taken on the $60 million or real estate assets acquired in 1996.

     Earnings before interest, depreciation, amortization and minority interest increased $8.4 million or 61% in 1996 as a result of the aforementioned items.

Pro Forma Year Ended December 31, 1997 compared to Pro Forma Year Ended December 31, 1996

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1997 and 1996, and the common stock offerings in 1997 and 1996 had all occurred as of the beginning of 1996.

                                        Year Ended December 31,
(Dollars in thousands)                  1997               1996
____________________________________________________________________
Revenues:
   Rental income                        $53,264            $50,663
   Interest and other income                821                792
____________________________________________________________________
Total revenues                           54,085             51,455
____________________________________________________________________
Expenses:
   Property operations and
    maintenance                          10,728              9,918
   Real estate taxes                      4,352              3,688
   General and administrative             2,800              2,660
   Interest                               3,167              3,167
   Depreciation and amortization          7,742              7,742
____________________________________________________________________
Total expenses                           28,789             27,175
____________________________________________________________________
Income before minority interest          25,296             24,280
____________________________________________________________________
Minority interest                          (885)              (850)
____________________________________________________________________
Net income                             $ 24,411           $ 23,430
____________________________________________________________________


     Rental revenue of $53.3 million in 1997 was increased by 5.1% over 1996's revenues of $50.7 million, primarily as a result of rate increases at the 73 properties acquired in 1997 and 1996, and a 4% increase in average occupancy of the new properties.

     Operating expenses and real estate taxes in 1997 were $15.1 million, as compared to $13.6 million in 1996, an increase of 11%. While cost efficiencies were enjoyed regarding insurance and yellow-page advertising, these savings were offset by the Company's paying higher wages to attract professional managers, and start-up costs relating to the acquisition of the 73 properties. Despite the increase in expenses, operating margins improved from 71.7% to 72.0% in 1997.

     General and administrative costs were determined by the Company's historical costs incurred in the management of 155 properties, and operating as a publicly owned REIT.

     Interest expense in both years was determined by applying the year-end rate and the applicable non-usage fee associated with the Company's $75 million credit facility.

     Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and the predecessors and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.


                      LIQUIDITY AND CAPITAL RESOURCES
           Capital Resources and Establishment of Line of Credit

     The Company has relied principally on equity capital since inception and has raised net proceeds of $269 million from its initial public offering on June 25, 1995, and additional offerings in 1996 and 1997. The Company used the proceeds of the offerings to repay indebtedness, to purchase additional properties, and to acquire limited partners' interest in the Sovran Partnerships.

     The equity offerings have been supplemented with borrowings on the Company's $75 million line of credit which was replaced on February 20, 1998, by a three-year, $150 million unsecured line. The commitment fee on the new line was $750,000, and interest is payable monthly at 137.5 basis points above LIBOR, with a provision for reduction should the Company attain an investment-grade rating. This will reduce the Company's borrowing costs from what it would have been under the old agreement.

     In addition to the equity and debt capital, the Company issued $3.6 million and $9.2 million of Operating Partnership Units in 1996 and 1997, respectively, in exchange for self storage facilities at the request of sellers.

     As a result of its limited use of debt and the replacement of the secured credit facility with the unsecured line of credit, the Company believes it has achieved a level of market capitalization and critical mass to enable it to access the senior debt markets to fund 1998 growth.

                         Acquisition of Properties

     Since the Initial Offering, the Company used the balance of the proceeds from the underwriter's over-allotment option, the follow-on public offerings, issuance of Operating Partnership Units and borrowings pursuant to the line of credit to acquire properties from unaffiliated storage operators in Virginia, Florida, Georgia, New York, Pennsylvania, Texas, Alabama, Maryland, Massachusetts, Michigan, Ohio and Louisiana. In 1995, following the Initial Public Offering, the Company added 8 facilities and 550,000 square feet of storage space to its portfolio. In 1996, twenty-nine facilities comprising 1,490,000 square feet, and in 1997, forty-four facilities totaling 2.5 million square feet were acquired. At December 31,

1997, a total of 155 facilities and 8,300,000 square feet of net rentable storage space was owned and operated by the Company.

                    Internal Property Acquistion Costs

     As a result of a recent consensus reached by the Financial Accounting Standards Board Emerging Issues Task Force, the Company will no longer capitalize internal costs related to the acquisition of operating properties. The amount of such costs capitalized in 1997 and 1996 were $728,000 and $755,000, respectively.

                 Future Acquisition and Development Plans

     The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

     Since the Initial Public Offering, the Company has increased its presence in the Boston, Washington, Cleveland, Atlanta, Norfolk, Charlotte, Greensboro, Orlando, Jacksonville, Pensacola, Orlando and Ft. Lauderdale/Palm Beach markets. Properties acquired in these cities were added to improve the Company's presence and enhance visibility of its operations. Economies of scale are enjoyed via this strategy, as yellow-page costs, maintenance expenses and relief payroll costs can be shared among numerous facilities.

     The Company has also entered new markets with great impact. Sixteen stores were acquired in Texas, giving us a strong presence in San Antonio, Dallas and Houston. Six properties were acquired in Tampa, five in Northern Michigan, four each in Ft. Myers and St. Petersburg, three each in Birmingham and Montgomery, and two each in Newport News, Pittsburgh, Baton Rouge, Syracuse and Jackson.

     At December 31, 1997, the Company had contracts to acquire additional properties in Norfolk, Newport News, Boston, Greensboro, and St.
Petersburg.

     The Company will continue to aggressively pursue the acquisition of quality self-storage properties in markets where it already operates, and in strategic new markets where a substantial property base can be quickly established.

     The Company also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

             REIT Qualification and Distribution Requirements

     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 1998 may be applied toward the Company's 1997 distribution requirement.

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 1997, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

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

                            IMPACT OF YEAR 2000

     Based on a preliminary assessment and limited testing, the Company believes it has made all changes to its software so that its computer system will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with these modifications, the Year 2000 issue will not pose significant operational problems for its computer systems.

     The Company has initiated formal communications with third parties to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     The Company anticipates completing the Year 2000 project in 1998, which is prior to any expected impact on its operating system. The Company's total Year 2000 project costs, which are expected to be immaterial, and the anticipated time frame, are based on presently available information. These estimates were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that the estimated time of completion will be achieved and actual results could differ materially from those anticipated.

OFFICERS DIRECTORS

ROBERT J. ATTEA
(also Director)
Chairman of the Board and
Chief Executive Officer

KENNETH F. MYSZKA
(also Director)
President and
Chief Operating Officer

DAVID L. ROGERS
Chief Financial Officer

JOHN BURNS, CPA
President
Sterling, Ltd., Co.

MICHAEL A. ELIA
President and
Chief Executive Officer
Sevenson Environmental
Services, Inc.

ANTHONY GAMMIE
Chairman of the Board
Bowater Incorporated
(retired)

CHARLES E. LANNON
President
Strategic Capital, LLC.


SHAREHOLDER INFORMATION

CORPORATE HEADQUARTERS
5166 Main Street
Williamsville, New York 14221
716-633-1850

REGISTRAR AND TRANSFER AGENT
American Stock Transfer
& Trust Company
40 Wall Street
New York, New York 10005
718-921-8200

ANNUAL MEETING
May 12, 1998
1285 Avenue of the Americas
New York, New York
11:00 a.m. (e.d.t.)

SOVRAN'S WEBSITE
http://www.sovranss.com

FORM 10-K REPORT
A copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities Exchange Commission, will be furnished to shareholders without charge upon written request.
Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS
For more information or to receive Sovran's quarterly reports, please contact Joan M. Light, 716-633-1850

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
50 Fountain Plaza
Buffalo, New York 14202
716-843-5000


STOCK INFORMATION

Exchange: New York Stock Exchange
Listing Symbol: SSS
Average Daily Trading Volume: 29,616

The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the period from June 26, 1995 (formation) to December 31, 1997.

                                             Range
     Quarter                       High                Low
_________________________________________________________________________
     1995
_________________________________________________________________________
     2nd                           23                  23
     3rd                           25.75               22.38
     4th                           26.75               23.13
_________________________________________________________________________
     1996
_________________________________________________________________________
     1st                           27.5                25
     2nd                           27.125              24.625
     3rd                           27                  24.625
     4th                           31.25               25.625
_________________________________________________________________________
     1997
_________________________________________________________________________
     1st                           32                  29.375
     2nd                           30.875              28
     3rd                           31.75               28.625
     4th                           32.4375             28.6875
_________________________________________________________________________

As of December 31, 1997 there were approximately 388 shareholders of record of the common stock.

WRITING & DESIGN
The Wolf Group, Buffalo, NY

PRINTING
Boncraft, Buffalo, NY

                                Exhibit 23


                Consent and Report of Independent Auditors


Board of Directors
Sovran Self Storage, Inc.


We consent to the incorporation by reference in this Annual Report
(Form 10-K) of Sovran Self Storage, Inc. of our report dated January 29, 1998, included in the 1997 Annual Report to Shareholders of Sovran Self Storage, Inc.

Our audits also included the financial statement schedule of Sovran Self Storage, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) pertaining to the 1995 Award and Option Plan and the 1995 Directors' Stock Option Plan of Sovran Self Storage, Inc. of our reports dated January 29, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Sovran Self Storage,
Inc.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-08883) of Sovran Self Storage, Inc. and in the related Prospectus of our reports dated February 6, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in this Annual Report (Form 10-K) of Sovran Self Storage, Inc.

                                        ERNST & YOUNG LLP


Buffalo, New York
March 26, 1998