Form 10-Q
period 1998-03-31
SOVRAN SELF STORAGE INC
filed 1998-05-13
CIK 944314

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended 3/31/98


                         SOVRAN SELF STORAGE, INC.
              _____________________________________
          (Exact name of Registrant as specified in its charter)


           Maryland                              16-1194043
______________________________                    ____________________
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)              Identification No.)

5166 Main Street
Williamsville, NY 14221
(Address of principal executive offices) (Zip code)


                              (716) 633-1850
                 ____________________________
            (Registrant's telephone number including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the lastest practicable date.

Title                                             Outstanding

Common Stock, $.01 par value per share.           12,330,963

Part I. Financial Information
Item 1. Financial Statements

                         SOVRAN SELF STORAGE, INC.
                        CONSOLIDATED BALANCE SHEETS

                                          March 31,  December 31,
(dollars in thousands, except share data)   1998        1997
----------------------------------------- ---------  ------------
Assets
  Investment in storage facilities:
     Land                                    $ 81,841    $ 71,391
     Building and equipment                   308,508     261,645
                                             --------    --------
                                              390,349     333,036
     Less: accumulated depreciation           (13,557)   (11,639)
                                             --------    --------
  Investments in storage facilities, net      376,792     321,397
  Cash and cash equivalents                     2,987       2,567
  Accounts receivable                           1,204         834
  Prepaid expenses and other assets             3,484       2,275
                                             --------    --------
  Total Assets                               $384,467    $327,073
                                             --------    --------
Liabilities
  Line of credit                             $ 88,000    $ 36,000
  Accounts payable and accrued liabilities      5,195       2,167
  Deferred revenue                              2,506       1,994
  Accrued dividends                             6,659       6,599
  Mortgage payable                              3,059       3,559
                                             --------     -------
    Total Liabilities                         105,419      50,319
  Minority interest                            12,808      12,843

Shareholders' Equity
  Common stock $.01 par value, 100,000,000
    shares authorized, 12,330,963 shares
    issued and outstanding
    (12,221,121 at December 31, 1997)            123         122
  Preferred stock, 10,000,000 shares
    authorized, none issued and out-
    standing, 250,000 shares designated
    as Series A Junior Participating
    Preferred Stock, $.01 par value                -           -

  Additional paid-in capital                 273,317     269,982
  Unearned restricted stock                      (28)        (32)
  Dividends in excess of net income           (7,172)     (6,161)
                                             -------     --------
    Total shareholders' equity               266,240      263,911
                                             -------     --------
      Total Liabilities and Shareholders'
        Equity                              $384,467     $327,073
                                            ========     ========
See notes to financial statements.

                         Sovran Self Storage, Inc.

                   Consolidated Statement of Operations


                                         January 1, 1998   January 1,1997
                                                 to             to
(dollars in thousands, except share data) March 31, 1998   March 31, 1997
----------------------------------------- --------------   --------------
Revenues:
 Rental income                              $  14,175        $  10,578
 Interest and other income                        200              154
                                          ------------      -----------
    Total revenues                             14,375           10,732

Expenses:
  Property operations & maintenance             2,818            2,154
  Real estate taxes                             1,188              857
  General and administrative                      854              744
  Interest                                      1,215              512
  Depreciation and amortization                 2,097            1,530
                                          -----------      -----------
     Total expenses                             8,172            5,797

Income before minority
 interest and extraordinary item                6,203            4,935
Minority interest                                (205)             (64)
                                          -----------      ------------

Income before extraordinary item                5,998            4,871

Extraordinary item - extinguishment of debt       350                -
                                          -----------      ------------

Net Income                                $     5,648      $     4,871
                                          ===========      ============

Earnings per share before
  extraordinary item - basic                     0.49             0.46
Extraordinary item                              (0.03)               -
                                          -----------      ------------
Earnings per share - basic                $      0.46      $      0.46
                                          ===========      ============
Earnings per share - diluted              $      0.46      $      0.46
                                          ===========      ============

Common shares used in basic
  earnings per-share calculation           12,289,467       10,707,238

Dividends declared per share              $      0.54      $      0.52
                                          ===========      ===========


See notes to financial statements.

                         Sovran Self Storage, Inc.

                          Statement of Cash Flow


                                           January 1, 1998  January 1, 1997
                                                  to              to
(dollars in thousands,                     March 31, 1998   March 31, 1997
except per share data)                     ______________   ______________
--------------------------------
Operating Activities
Net income                                      $     5,648     $    4,871
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary item                                    350              -
  Depreciation and amortization                       2,097          1,530
  Minority interest                                     205             64
  Restricted stock earned                                 4              4
  Changes in assets and liabilities:
     Accounts receivable                               (343)          (287)
     Prepaid expenses and other assets                 (836)           131
     Accounts payable and other liabilities           3,130          1,065
     Deferred revenue                                   221            487
                                               ------------     ----------
Net cash provided by operating activities            10,476          7,865
                                               ------------     ----------

Investing Activities
  Additions to storage facilities                   (53,866)       (48,537)
  Additions to other assets                            (851)           (10)
                                               ------------     ----------
Net cash used in investing activities               (54,717)       (48,547)
                                               ------------     ----------
Financing Activities
  Net proceeds from sale of common stock                  -             32
  Proceeds from line of credit draw down             52,000         32,000
  Dividends paid                                     (6,599)        (5,568)
  Minority interest distributions                      (240)           (73)
  Mortgage principal payments                          (500)             -
                                               ------------     ----------
Net cash provided by financing activities            44,661         26,391
                                               ------------     ----------
Net increase (decrease) in cash                         420        (14,291)
Cash at beginning of period                           2,567         16,687
                                               ------------     ----------
Cash at end of period                          $     2,987      $    2,396
                                               ============     ==========

Supplemental cash flow information
     Cash paid for interest                    $       717      $      512

See notes to financial statements.

                         SOVRAN SELF STORAGE, INC.

                          STATEMENT OF CASH FLOW




Supplemental cash-flow information for the quarter
  ended March 31, 1998
(dollars in thousands)
---------------------------------------------------------------------------

  Storage facilities acquired through the issuance of
    common stock                                              $      3,336

  Fair value of net liabilities assumed on the acquisition
     of storage facilities                                    $        366
---------------------------------------------------------------------------

Dividends declared but unpaid were $6,659 at March 31, 1998
  and $6,599 at December 31, 1997
































See notes to financial statements.

           Notes to Consolidated Financial Statements
                           (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 and March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  Organization

     Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a
REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, sixty-two self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date twelve self-storage properties from unaffiliated third parties. The Company has since purchased a total of ninety-nine (eighteen in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31, 1998 to 173 properties, most of which are in the eastern United States and Texas.

     All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 96.5% ownership interest therein as of March 31, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to the Offerings. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.  Investment in Storage Facilities

     The following summarizes activity in storage facilities during the period ended March 31, 1998.

(Dollars in Thousands)
________________________________________________________________

Cost:
     Beginning balance                       $    333,036
   Property acquisitions                           52,450
   Improvements and equipment additions             4,953
   Dispositions                                       (90)
________________________________________________________________

Ending balance                               $    390,349
________________________________________________________________

Accumulated Depreciation:
     Beginning balance                       $     11,639
   Additions during the period                      1,934
   Dispositions                                       (16)
________________________________________________________________

Ending balance                               $     13,557
________________________________________________________________

4.  Line of Credit

     On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaces in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Company's old facility. As a result of the new credit facility, in 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $ 350,000 representing the unamortized financing costs of the former revolving credit facility.

5.  Commitments and Contingencies

     The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

     As of March 31, 1998, the Company had entered into contracts for the purchase of 8 self-storage facilities which were purchased in April 1998 for a total cost of $28.8 million.

6.  Pro Forma Financial Information

     The following unaudited pro forma Condensed Statement of Operations is presented as if the purchase of 18 additional storage facilities had occurred at January 1, 1998. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.
_________________________________________________________________
(in thousands, except per share data)
                                                  Three Months
                                                  Ended March 31,
                                                       1998
                                                  _______________
Revenues:
  Rental income                                   $    15,125
  Other income                                            228
                                                  _______________
     Total revenues                                    15,353

Expenses:
  Property operations & maintenance                     3,041
  Real estate taxes                                     1,264
  General and administrative                              897
  Interest                                              1,650
  Depreciation and amortization                         2,243
                                                  _______________
     Total Expenses                                     9,095
                                                  _______________
Income before minority interest and
  extraordinary item                                    6,258

  Minority interest                                      (207)
                                                  _______________

Income before extraordinary item                        6,051

Extraordinary item - extinguishment of debt               350
                                                  _______________
Net income                                        $     5,701
                                                  ===============
Earnings per share before extraordinary item - basic      .49
Extraordinary item                                       (.03)
                                                  _______________
Earnings per share - basic                        $       .46
                                                  ===============
Earnings per share - diluted                      $       .46
                                                  ===============
Common shares used in earnings
 per share calculation                             12,330,963
_________________________________________________________________

7.  Legal Proceedings

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

8.  Recent Accounting Pronouncements

     On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Company has previously capitalized such costs and will comply with the consensus prospectively. The effect of expensing internal acquisition costs for the period March 19 through March 31, 1998, was immaterial.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 173 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

Liquidity and Capital Resources

Revolving Credit Facility

     On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaces in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Company's old facility. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At March 31, 1998, the Company had remaining borrowing capacity of $62 million on the line.

Umbrella Partnership REIT

     The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 1998, 443,609 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties

     The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 1998, the Company acquired three properties in a new market, central Tennessee. The Company also increased its existing presence in Alabama, Florida, Georgia, New York, Virginia, Massachusetts, North Carolina and Rhode Island. A total of eighteen acquisitions in the three months ended March 31, 1998 added 1,116,000 square feet of space and 10,000 rental units to the Company's portfolio.

Future Acquisition and Development Plans

     In April, the Company continued its external growth strategy by increasing the number of facilities it owns in North Carolina, New Hampshire, Ohio, Michigan, and Tennessee, and has contracts on properties in Florida, Texas, Missouri with planned closings in the second quarter.

     The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity

     At March 31, 1998, the Company's debt to equity ratio was 34%.

     As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties will be provided by borrowings pursuant to the revolving line of credit and the issuance of UPREIT units. In addition, the Company believes it has achieved a level of market capitalization and critical mass to enable it to access the senior debt markets to fund a portion of 1998 growth. The Company has filed a registration statement and expects to access the capital markets in June 1998.

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

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 1998, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations

     The following discussion is based on the financial statements of the Company as of March 31, 1998 and March 31, 1997.

For the period January 1, 1998 through March 31, 1998 (Dollars in
Thousands)

     The Company reported revenues of $14,375 during the period and incurred $4,006 in operating expenses, resulting in net operating income of $10,369. The gross operating margin of 72% is one of the highest in the industry and reflects a corporate-wide effort to operate the business efficiently. General and administrative expenses of $854, interest expense of $1,215 and depreciation and amortization expenses of 2,097 resulted in income of $6,203 before minority interest and extraordinary item. An extraordinary loss of $350 resulted from the write-off of the unamortized financing costs of the revolving credit facility that was replaced in February 1998. Net income amounted to $5,648.

Three months ended March 31, 1998, compared to Three months ended
March 31, 1997 (Dollars in Thousands)

     The following discussion compares the activities of the Company for the three months ended March 31, 1998 with the activities of the Company for the three months ended March 31, 1997.

     Total revenues increased from $10,732 for the three months ended March 31, 1997 to $14,375 for the three months ended
March 31, 1998, an increase of $3,643 or 34%. Of this, $3,397 resulted from the acquisition of 62 properties during the period January 1, 1997 through March 31, 1998 and $282 was realized as a result of increased rental rates at the 111 properties owned by the Company at December 31, 1996. Interest income decreased by $36. Overall, same-store revenues grew 3.7% for the three month period ended March 31, 1998 as compared to the same period in 1997.

     Property operating and real estate tax expense increased $995 or 33% during the period. $939 was a result of absorbing additional expenses from operating the newly acquired properties, and $56 related to the operations of its sites operated more than one year.

     General and administrative expenses, which includes losses of $51 realized as the result of replacement of equipment, increased $110 principally as a result of the need for additional personnel and increased administrative costs associated with managing the 62 additional properties.

     Interest expense increased $703 due to the $52,000 drawn on the Company's line of credit during the first three months of 1998.

     Income before minority interest and extraordinary item increased from $4,935 to $6,203, an increase of $1,268 or 26%.

Funds from Operations

     The Company believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO is defined as net income, computed in accordance with GAAP, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing fees, and excluding gains (losses) from debt restructurings and
sales of property.   FFO should not be considered a substitute
for net income or cash flows, nor should it be considered an alternative to operating performance or liquidity. The following table sets forth the calculation of FFO:

                              Three months        Three months
                              ended March 31,     ended March 31,
                                   1998                1997
                              _______________     _______________
(In Thousands)
Net income                    $    5,648          $    4,871
Actual minority interest             205                  64
Depreciation of real estate
  and amortization of
  intangible assets exclusive
  of deferred financing fees       2,039               1,429
Extraordinary loss -
  extinguishment of debt             350                   -
Minority interest share of FFO      (287)                (82)
                              _______________     _______________

FFO available to common
  shareholders                $    7,955          $    6,282
                              ===============     ===============

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

Item 6.  Exhibits and Reports on Form 8-K

(a.) Exhibits

1.  10.1  Revolving Credit Agreement between the Company, the
Operating Partnership, Fleet National Bank and other lenders named therein.

2.  27   Financial data schedule.

(b.) Reports on Form 8-K
     Acquisition of 24 facilities

Financial Statements:
     Report of Independent Auditors
     Acquisition Facilities Historical Summaries
       Of Combined Gross Revenue and Direct Operating Expenses
       For the year ended December 31, 1997
     Acquisition Facilities Notes to Historical
       Summaries of Combined Gross Revenue and Direct Operating
       Expenses for the year ended December 31, 1997

Pro Forma Financial Information:
     Sovran Self Storage, Inc., Pro Forma Combined Financial
       Information
     Sovran Self Storage, Inc., Pro Forma Combined Balance Sheet as of December 31, 1997

     Sovran Self Storage, Inc., Pro Forma Combined Statement of
       Operations For the Year Ended December 31, 1997
     Sovran Self Storage, Inc., Notes to Pro Forma Combined
       Financial Statements

Exhibits:

     Consent of Independent Auditors, Ernst & Young, LLP

Date of Filing:

     February 20, 1998, amended April 17, 1998

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Sovran Self Storage, Inc.


May 13, 1998                  By:/s/David L. Rogers
Date                                David L. Rogers, Chief
                                    Financial Officer and
                                    Secretary

                          Exhibit 10.1








                   REVOLVING CREDIT AGREEMENT

                              among

                  SOVRAN SELF STORAGE, INC. AND
             SOVRAN ACQUISITION LIMITED PARTNERSHIP

                               and

                       FLEET NATIONAL BANK


                               and

                 OTHER LENDERS WHICH MAY BECOME
                    PARTIES TO THIS AGREEMENT

                               and

                      FLEET NATIONAL BANK,
                     AS ADMINISTRATIVE AGENT

                              with

                      FLEET NATIONAL BANK,
                        AS LOAN ARRANGER

                   FIRST UNION NATIONAL BANK,
                      AS SYNDICATION AGENT

             CREDITANSTALT CORPORATE FINANCE, INC.,
                     AS DOCUMENTATION AGENT


                  Dated as of February 20, 1998

                        TABLE OF CONTENTS


Section                                                   Page

1.   DEFINITIONS AND RULES OF INTERPRETATION

     1.1. Definitions
     1.2. Rules of Interpretation

2.   THE REVOLVING CREDIT FACILITY

     2.1. Commitment to Lend
     2.2. [Intentionally Omitted]
     2.3. The Revolving Credit Notes
     2.4. Interest on Revolving Credit Loans; Fees
     2.5. Requests for Revolving Credit Loans
     2.6. Conversion Options
     2.7. Funds for Revolving Credit Loans
     2.8. Repayment of the Revolving Credit Loans at
           Maturity
     2.9. Optional Repayments of Revolving Credit
           Loans
    2.10. Mandatory Repayments of Revolving
           Credit Loans

3.   INTENTIONALLY OMITTED

4.   CERTAIN GENERAL PROVISIONS

     4.1. Funds for Payments
     4.2. Computations
     4.3. Inability to Determine LIBOR Rate
     4.4. Illegality
     4.5. Additional Costs, Etc.
     4.6. Capital Adequacy
     4.7. Certificate
     4.8. Indemnity
     4.9. Interest on Overdue Amounts
    4.10. Concerning Joint and Several Liability of the
           Borrowers
    4.11. Interest Limitation
    4.12. Reasonable Efforts to Mitigate
    4.13. Replacement of Lenders

5.   GUARANTIES

6.   REPRESENTATIONS AND WARRANTIES

     6.1. Authority; Etc
     6.2. Governmental Approvals
     6.3. Title to Properties; Leases
     6.4. Financial Statements
     6.5. Fiscal Year
     6.6. Franchises, Patents, Copyrights, Etc.
     6.7. Litigation
     6.8. No Materially Adverse Contracts, Etc.

     6.9. Compliance With Other Instruments, Laws, Etc.
    6.10. Tax Status
    6.11. No Event of Default
    6.12. Investment Company Acts
    6.13. Absence of UCC Financing Statements, Etc.
    6.14. Absence of Liens
    6.15. Certain Transactions
    6.16. Employee Benefit Plans
    6.17. Regulations U and X
    6.18. Environmental Compliance
    6.19. Subsidiaries
    6.20. Loan Documents
    6.21. REIT Status
    6.22. Subsequent Guarantors
    6.23. Trading Status
    6.24. Title Policies

7.   AFFIRMATIVE COVENANTS OF THE BORROWERS AND THE
     GUARANTORS

     7.1. Punctual Payment
     7.2. Maintenance of Office
     7.3. Records and Accounts
     7.4. Financial Statements, Certificates and
           Information
     7.5. Notices
     7.6. Existence of SALP, Holdings and Subsidiary
           Guarantors; Maintenance of Properties
     7.7. Existence of Sovran; Maintenance of REIT Status of Sovran; Maintenance of Properties
     7.8. Insurance
     7.9. Taxes
    7.10. Inspection of Properties and Book
    7.11. Compliance with Laws, Contracts, Licenses, and Permit
    7.12. Use of Proceeds
    7.13. Acquisition of Unencumbered Properties
    7.14. Additional Guarantors; Solvency of Guarantors
    7.15. Further Assurances
    7.16. Form of Lease
    7.17. Environmental Indemnification
    7.18. Response Actions
    7.19. Environmental Assessments
    7.20. Employee Benefit Plans
    7.21. No Amendments to Certain Documents
    7.22. Exclusive Credit Facility
    7.23. Management

8.   CERTAIN NEGATIVE COVENANTS OF THE BORROWERS
      AND THE GUARANTORS

     8.1. Restrictions on Indebtedness
     8.2. Restrictions on Liens, Etc
     8.3. Restrictions on Investments
     8.4. Merger, Consolidation and Disposition of Assets
     8.5. Sale and Leaseback
     8.6. Compliance with Environmental Laws

     8.7. Distributions
     8.8. Employee Benefit Plans
     8.9. Fiscal Year
    8.10. Amsdell Litigation
    8.11. Negative Pledge

9.   FINANCIAL COVENANTS OF THE BORROWERS

     9.1. Leverage Ratio
     9.2. Secured Indebtedness
     9.3. Tangible Net Worth
     9.4. Debt Service Coverage
     9.5. Unimproved Land
     9.6. Construction-in-Process
     9.7. Mortgage Notes
     9.8. Unimproved Land, Construction-in-Process and Notes
     9.9. Joint Venture Ownership Interest
    9.10. Unhedged Variable Rate Debt
    9.11. Unsecured Indebtedness
    9.12. Unencumbered Property Debt Service Coverage
    9.13. Covenant Calculations

10.  CONDITIONS TO THE CLOSING DATE
    10.1. Loan Documents
    10.2. Certified Copies of Organization Documents
    10.3. By-laws; Resolutions
    10.4. Incumbency Certificate; Authorized Signers
    10.5. Title Policies
    10.6. Certificates of Insurance
    10.7. Environmental Site Assessments
    10.8. Opinion of Counsel Concerning Organization and Loan Documents
    10.9. Tax and Securities Law Compliance
   10.10. Guaranties
   10.11. Certifications from Government Officials;
           UCC-11 Reports
   10.12. Proceedings and Documents
   10.13. Fees
   10.14. Closing Certificate; Compliance Certificate
   10.15. Existing Indebtedness
   10.16. Subsequent Guarantors

11.  CONDITIONS TO ALL BORROWINGS

   11.1   Representations True; No Event of Default;
           Compliance Certificate
   11.2   No Legal Impediment
   11.3   Governmental Regulation

12.  EVENTS OF DEFAULT; ACCELERATION; ETC.

   12.1.  Events of Default and Acceleration
   12.2.  Termination of Commitments
   12.3.  Remedies

13.  SETOFF

14.  THE AGENT
   14.1.  Authorization
   14.2.  Employees and Agents
   14.3.  No Liability
   14.4.  No Representations
   14.5.  Payments
   14.6.  Holders of Revolving Credit Notes
   14.7.  Indemnity
   14.8.  Agent as Lender
   14.9.  Notification of Defaults and Events of Default
  14.10.  Duties in the Case of Enforcement
  14.11.  Successor Agent
  14.12.  Notices

15.  EXPENSES

16.  INDEMNIFICATION

17.  SURVIVAL OF COVENANTS, ETC.

18.  ASSIGNMENT; PARTICIPATIONS; ETC.

   18.1.  Conditions to Assignments by Lenders
   18.2.  Certain Representations and Warranties;
           Limitations; Covenants
   18.3.  Register
   18.4.  New Revolving Credit Notes
   18.5.  Participations
   18.6.  Pledge by Lender
   18.7.  No Assignment by Borrowers
   18.8   Disclosure
   18.9.  Syndication

19.  NOTICES, ETC.

20.  GOVERNING LAW; CONSENT TO JURISDICTION
      AND SERVICE

21.  HEADINGS

22.  COUNTERPARTS

23.  ENTIRE AGREEMENT, ETC.

24.  WAIVER OF JURY TRIAL AND CERTAIN DAMAGE CLAIMS

25.  CONSENTS, AMENDMENTS, WAIVERS, ETC.

26.  SEVERABILITY

                            EXHIBITS


               A    Form of Revolving Credit Note
               B    Form of Subsidiary Guaranty
               C    Form of Revolving Credit Loan Request
               D    Form of Compliance Certificate
               E    [Intentionally Omitted]
               F    Form of Assignment and Assumption Agreement
               G    Form of Conversion Notice

             Schedules to Revolving Credit Agreement


SCHEDULE 1.2        Lenders' Commitments
SCHEDULE 6.1(b)     Capitalization; Outstanding Securities, Etc.
SCHEDULE 6.3        Partially Owned Real Estate Holding Entities
SCHEDULE 6.7        Litigation
SCHEDULE 6.15       Certain Transactions
SCHEDULE 6.18       Environmental Matters
SCHEDULE 6.19       Subsidiaries
SCHEDULE 6.24       Changes to Title Policies
SCHEDULE 7.16       Form of Lease
SCHEDULE 8.3(d)     Existing Investments

                   REVOLVING CREDIT AGREEMENT


     This REVOLVING CREDIT AGREEMENT is made as of the 20th day of February, 1998, by and among SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran") and SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP", and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), each with a principal place of business at 5166 Main Street, Williamsville, New York 14221, FLEET NATIONAL BANK ("Fleet"), a national banking association having its principal place of business at 111 Westminster Street, Providence, Rhode Island 02903, and the other lending institutions listed on Schedule 1.2 hereto or which may become parties hereto pursuant to Section 18 (individually, a "Lender" and collectively, the "Lenders") and FLEET NATIONAL BANK, as agent for itself and each other Lender.

                            RECITALS

     A. The Borrowers are primarily engaged in the business of owning, purchasing, developing, constructing, renovating and operating self storage facilities in the United States primarily known as "Uncle BoB's Self Storage".

     B. Sovran is a limited partner of SALP, holds in excess of 96% of the partnership interests in SALP, conducts all or substantially all of its business through SALP, and is qualified to elect REIT status for income tax purposes. Sovran Holdings Inc., a Delaware corporation ("Holdings"), is a wholly-owned Subsidiary of Sovran and the sole general partner of SALP and has agreed to guaranty the obligations of the Borrowers hereunder.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

     Section 1.     DEFINITIONS AND RULES OF INTERPRETATION.

     Section 1.1. Definitions. The following terms shall have the meanings set forth in this Section 1 or elsewhere in the provisions of this Agreement referred to below:

     Accountants. In each case, nationally-recognized, independent certified public accountants reasonably acceptable to the Agent. The Agent hereby acknowledges that the Accountants may include Ernst & Young, LLP.

     Adjusted Unencumbered Property NOI. With respect to any fiscal period for any Unencumbered Property, the net income of such Unencumbered Property during such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from debt restructurings or other extraordinary items relating to such Unencumbered Property, and (b) income taxes; plus (x) interest expense relating to such Unencumbered Property and (y) depreciation and amortization relating to such Unencumbered Property; minus a recurring capital expense reserve equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of such Unencumbered Property.

     Administration Fee.  See Section 2.4(f).

     Affiliate. With reference to any Person, (i) any director or executive officer of that Person, (ii) any other Person controlling, controlled by or under direct or indirect common control of that Person, (iii) any other Person directly or indirectly holding 10% or more of any class of the capital stock or other equity interests (including options, warrants, convertible securities and similar rights) of that Person and
(iv) any other Person 10% or more of any class of whose capital stock or other equity interests (including options, warrants, convertible securities and similar rights) is held directly or indirectly by that Person.

     Agent. Fleet National Bank acting as agent for the Lenders, or any successor agent, as permitted by Section 14.

     Agent's Head Office. The Agent's head office located at 111 Westminster Street, Providence, Rhode Island 02903, or at such other location as the Agent may designate from time to time pursuant to Section 19 hereof, or the office of any successor Agent permitted under Section 14 hereof.

     Agreement.  This Revolving Credit Agreement, including the
Schedules and Exhibits hereto, as the same may be from time to time amended and in effect.

     Applicable Margin. The applicable margin (if any) over the then Prime Rate or LIBOR Rate, as applicable to the Revolving Credit Loan(s) in question, as set forth below, which is used in calculating the interest rate applicable to Revolving Credit Loans and which shall vary from time to time in accordance with SALP's long-term unsecured, non-credit enhanced debt ratings, if any. The Applicable Margin to be used in calculating the interest rate applicable to Prime Rate Loans or LIBOR Rate Loans shall vary from time to time in accordance with SALP's then applicable (if any) (x) Moody's debt rating, (y) S&P's debt rating and (z) any Third Debt Rating, as set forth below in this definition, and the Applicable Margin shall be adjusted effective on the next Business Day following any change in SALP's Moody's debt rating or S&P's debt rating or Third Debt Rating, as the case may be. SALP shall notify the Agent in writing promptly after becoming aware of any change in any of its debt ratings.
In order to qualify for an Applicable Margin based upon a debt rating, SALP shall obtain and maintain debt ratings from at least two (2) nationally recognized rating agencies reasonably acceptable to the Agent, one of which must be Moody's or S&P so long as such Persons are in the business of providing debt ratings for the REIT industry; provided that until such time as SALP obtains two debt ratings or if SALP fails to maintain at least two debt ratings, the Applicable Margin shall be based upon an S&P rating of less than BBB- in the table below. In addition, SALP may, at its option, obtain and maintain three debt ratings (of which one must be from Moody's or S&P except as set forth in the previous sentence). If at any time of determination of the Applicable Margin, (a) SALP has then current debt ratings from two (2) rating agencies, then the Applicable Margin shall be based on the lower of such ratings, or (b) SALP has then current debt ratings from three (3) rating agencies, then the Applicable Margin shall be based on the lower of the two highest ratings (of which one must be from Moody's or S&P so long as such Persons are in the business of providing debt ratings for the REIT industry). The applicable debt ratings and the Applicable Margins are set forth in the following table:

                                              Applicable       Applicable
                                                Margin           Margin
                                            for LIBOR Rate   for Prime Rate
S&P Rating   Moody's Rating   Third Rating      Loans            Loans
___________________________________________________________________________

No rating     No rating or    No rating or
or less than  less than       less than BBB-/
BBB-          Baa3            Baa3 equivalent   1.375%             0%

BBB-             Baa3         BBB-/Baa3
                              equivalent        1.25 %             0%

BBB              Baa2         BBB/Baa2
                              equivalent        1.125%             0%

BBB+             Baa1         BBB+/Baa1
                              equivalent        1.00%              0%

A- or higher   A3 or higher   A-/A3 equiva-
                              lent or higher    0.90%              0%


     Assignment and Assumption.  See Section 18.1.

     Borrower Representative. Sovran, acting on behalf of all of the Borrowers. The Agent and the Lenders shall be entitled to rely, and all of the Borrowers hereby agree that the Agent and the Lenders may so rely, on any notice given or received or action taken or not taken by Sovran as being authorized by each of the Borrowers.

     Borrowers.  As defined in the preamble hereto.

     Budgeted Project Costs. With respect to Construction-In-Process, the total budgeted project cost of such Construction-In-Process shown on schedules submitted to the Agent from time to time; provided that for Construction-In-Process owned by any Partially-Owned Entity, the Budgeted Project Cost of such Construction-In-Process shall be the applicable Borrower's pro-rata share of the total budgeted project cost of such Construction-In-Process (based on the greater of (x) such Borrower's percentage equity interest in such Partially-Owned Entity or (y) the Borrower's obligation to provide or liability for providing funds to such Partially-Owned Entity).

     Building. Individually and collectively, the buildings, structures and improvements now or hereafter located on the Real
Estate and intended for income production.

     Business Day. Any day on which banking institutions in Boston, Massachusetts are open for the transaction of banking business and, in the case of LIBOR Rate Loans, also a day which is a LIBOR Business Day.

     Capitalized Leases. Leases under which any Borrower or any of its Subsidiaries or any Partially-Owned Entity is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with GAAP.

     Capitalized Unencumbered Property Value. As of any date of determination with respect to an Unencumbered Property, an amount equal to Adjusted Unencumbered Property NOI for such Unencumbered Property for the most recent two (2) complete fiscal quarters multiplied by two (2), with the product being divided by ten and one-half percent (10.5%). The calculation of Capitalized Unencumbered Property Value shall be adjusted as set forth in
Section 9.13 hereof.

     CERCLA.  See Section 6.18.

     Closing Date. February 20, 1998, which is the date on which all of the conditions set forth in Section 10 have been satisfied.

     Closing Fee.  See Section 2.4(d).

     Code. The Internal Revenue Code of 1986, as amended and in effect from time to time.

     Completed Revolving Credit Loan Request. A loan request accompanied by all information required to be supplied under the applicable provisions of Section 2.5.

     Commitment. With respect to each Lender, the amount set forth from time to time on Schedule 1.2 hereto as the amount of such Lender's Commitment to make Revolving Credit Loans to the Borrowers.

     Commitment Fee.  See Section 2.4(e).

     Commitment Percentage. With respect to each Lender, the percentage set forth on Schedule 1.2 hereto as such Lender's percentage of the Total Commitment and any changes thereto from time to time.

     Consolidated or consolidated. With reference to any term defined herein, shall mean that term as applied to the accounts of Sovran and its subsidiaries (including the Guarantors) or SALP and its subsidiaries, as the case may be, consolidated in accordance with GAAP.

     Consolidated Adjusted EBITDA. For any period, an amount equal to the consolidated net income of the Borrowers and their respective Subsidiaries for such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from the sale of real property or interests therein, debt restructurings and other extraordinary items, (b) minority interest attributable to a Borrower or a Guarantor and (c) income taxes; plus (x) interest expense and (y) depreciation and amortization, minus a recurring capital expense reserve in an amount equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of all Real Estate; all after adjustments for unconsolidated partnerships, joint ventures and other entities. The calculation of Consolidated Adjusted EBITDA shall be adjusted as set forth in
Section 9.13 hereof.

     Consolidated Assumed Amortizing Debt Service Charges. As of any date of determination, an amount equal to the assumed interest and principal payments for an imputed six month period on all Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding on such date based upon a two hundred and forty (240) month mortgage style amortization schedule and an annual interest rate equal to the sum of two percent (2%) plus the imputed ten
(10) year United States Treasury bill yield as of such date based upon published quotes for Treasury bills having ten (10) years to maturity. For example, if the imputed ten (10) year United States Treasury bill yield as of such date were 6% and the total amount of Indebtedness of the Borrowers and their respective Subsidiaries on such date were $100,000, Consolidated Assumed Amortizing Debt Service Charges would be equal to $5,019.

     Consolidated Assumed Amortizing Unsecured Debt Service Charges. As of any date of determination, an amount equal to the assumed interest and principal payments for an imputed six month period on all Unsecured Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding on such date based upon a two hundred and forty (240) month mortgage style amortization schedule and an annual interest rate equal to the sum of two percent (2%) plus the imputed ten (10) year United States Treasury bill yield as of such date based upon published quotes for Treasury bills having ten (10) years to maturity. For example, if the imputed ten (10) year United States Treasury bill yield as of such date were 6% and the total amount of Unsecured Indebtedness of the Borrowers and their respective Subsidiaries on such date were $100,000, Consolidated Assumed Amortizing Unsecured Debt Service Charges would be equal to $5,019.

     Consolidated Capitalized Value. As of any date of determination, an amount equal to Consolidated Adjusted EBITDA for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by ten and one-half percent (10.5%). The calculation of Consolidated Capitalized Value shall be adjusted as set forth in Section 9.13 hereof.

     Consolidated Secured Indebtedness. As of any date of determination, the aggregate principal amount of all Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date and which is secured by a Lien on properties or other assets of such Persons, without regard to Recourse.

     Consolidated Tangible Net Worth. As of any date of determination, the Consolidated Capitalized Value minus
Consolidated Total Liabilities.

     Consolidated Total Liabilities. As of any date of determination, all liabilities of the Borrowers and their respective Subsidiaries determined on a consolidated basis in accordance with GAAP and classified as such on the consolidated balance sheet of the Borrowers and their respective Subsidiaries, and all Indebtedness of the Borrowers and their respective Subsidiaries, whether or not so classified. The calculation of Consolidated Total Liabilities shall be adjusted as set forth in
Section 9.13 hereof.

     Consolidated Unsecured Indebtedness. As of any date of determination, the aggregate principal amount of all Unsecured Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date, including without limitation the aggregate principal amount of all the Obligations under this Agreement as of such date, determined on a consolidated basis in accordance with GAAP, without regard to Recourse.

     Construction-In-Process. Any Real Estate for which any Borrower, any Guarantor, any of the Borrowers' Subsidiaries or any Partially-Owned Entity is actively pursuing construction, renovation, or expansion of Buildings, all pursuant to such Person's ordinary course of business.

     Conversion Request.  A notice given by the Borrower
Representative to the Agent of its election to convert or continue a Revolving Credit Loan in accordance with Section 2.6.

     Daily Unused Commitment.  The daily difference between (a)
$150,000,000 and (b) the principal amount of Revolving Credit
Loans outstanding for each such day hereunder.

     default. When used with reference to this Agreement or any other Loan Document, any of the events or conditions specified in
Section 12.1, whether or not any requirement for the giving of notice, the lapse of time or both, has been satisfied.

     Default. As of the relevant time of determination, an event or occurrence which:

     (i) requires notice and time to cure to become an Event of Default and as to which notice has been given to the Borrowers by the Agent; or

     (ii) has occurred and will become an Event of Default (without notice) if such event remains uncured after any grace period specified in Section 12.1 or, in the case of matters referred to in Section 12.1(k), in the other applicable Loan Document(s).

     Disqualifying Building Event. Any structural or repair and maintenance matter (other than a Release) as to any Building or any Real Estate that in the Agent's reasonable opinion will require the expenditure of $250,000 or more to remedy or complete such matter and the remediation or completion of which is required by prudent real estate ownership or operation.

     Disqualifying Environmental Event. Any Release or threatened Release of Hazardous Substances, any violation of Environmental Laws or any other similar environmental event with respect to a Real Estate that causes (y) the occupancy or rent of such Real Estate to be adversely affected, as compared to what otherwise would have been the occupancy or rent of such Real Estate in the absence of such environmental event or (z) such Real Estate to no longer be financeable on a secured, long-term debt basis under the then generally accepted underwriting standards of national institutional lenders.

     Disqualifying Legal Event. Any violation or non-compliance with any applicable law, statute, rule or regulation (other than an Environmental Law) with respect to any Real Estate, which requires cure or compliance for prudent real estate ownership or operation.

     Distribution.  With respect to:

     (i) SALP, any distribution of cash or other cash equivalent, directly or indirectly, to the partners or other equity interest holders of SALP; or any other distribution on or in respect of any partnership interests of SALP; and

     (ii) Sovran, the declaration or payment of any dividend on or in respect of any shares of any class of capital stock of Sovran, other than dividends payable solely in shares of common stock by Sovran; the purchase, redemption, or other retirement of any shares of any class of capital stock of Sovran, directly or indirectly through a Subsidiary of Sovran or otherwise; the return of capital by Sovran to its shareholders as such; or any other distribution on or in respect of any shares of any class of capital stock of Sovran.

     Dollars or $.  Dollars in lawful currency of the United
States of America.

     Drawdown Date. The date on which any Revolving Credit Loan is made or is to be made, and the date on which any Revolving
Credit Loan is converted or continued in accordance with
Section 2.6.

     Duff & Phelps.  Duff & Phelps, and its successors.

     Eligible Assignee. Any of (a) a commercial bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having total assets in excess of $1,000,000,000; (b) a commercial bank organized under the laws of any other country (including the central bank of such country) which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting with respect to this Agreement through a branch or agency located in the United States of America and complies with the requirements set forth in
Section 4.1(c) hereof, and (c) a financial institution acceptable to the Agent which is regularly engaged in making, purchasing or investing in loans and having total assets in excess of $1,000,000,000 and complies with the requirements set forth in
Section 4.1(c) hereof, to the extent applicable.

     Employee Benefit Plan. Any employee benefit plan within the meaning of Section 3(3) of ERISA maintained or contributed to by any Borrower or any ERISA Affiliate, other than a Multiemployer
Plan.

     Environmental Laws.  See Section 6.18(a).

     ERISA. The Employee Retirement Income Security Act of 1974, as amended and in effect from time to time.

     ERISA Affiliate. Any Person which is treated as a single employer with any Borrower under Section 414 of the Code.

     ERISA Reportable Event. A reportable event with respect to a Guaranteed Pension Plan within the meaning of Section 4043 of ERISA and the regulations promulgated thereunder as to which the requirement of notice has not been waived.

     Eurocurrency Reserve Rate. For any day with respect to a LIBOR Rate Loan, the weighted average of the rates (expressed as a decimal) at which all of the Lenders subject thereto would be required to maintain reserves under Regulation D of the Board of Governors of the Federal Reserve System (or any successor or similar regulations relating to such reserve requirements) against "Eurocurrency Liabilities" (as that term is used in Regulation D), if such liabilities were outstanding. The Eurocurrency Reserve Rate shall be adjusted automatically on and as of the effective date of any change in the Eurocurrency Reserve Rate.

     Event of Default.  See Section 12.1.

     Fitch.  Fitch IBCA Inc., and its successors.

     Fleet.  As defined in the preamble hereto.

     Funds from Operations. With respect to any fiscal period of the Borrowers, an amount, without double-counting, equal to the consolidated net income of the Borrowers and their respective Subsidiaries, as determined in accordance with GAAP, before deduction of real estate related depreciation and amortization, and excluding gains (or losses) from the sale of real property or interests therein, debt restructurings or other extraordinary items, and after adjustments for unconsolidated partnerships, joint ventures or other entities (such adjustments to be calculated to reflect Funds from Operations on the same basis, to the extent that such Funds from Operations attributable to unconsolidated partnerships, joint ventures and other entities are not subject to the claims of any other Person).

     GAAP. Generally accepted accounting principles, consistently applied.

     Guaranteed Pension Plan. Any employee pension benefit plan within the meaning of Section 3(2) of ERISA maintained or contributed to by any Borrower or any Guarantor, as the case may be, or any ERISA Affiliate of any of them the benefits of which are guaranteed on termination in full or in part by the PBGC pursuant to Title IV of ERISA, other than a Multiemployer Plan.

     Guaranties. Collectively, the Holdings Guaranty and any other guaranty of the Obligations made by an Affiliate of a Borrower in favor of the Agent and the Lenders.

     Guarantors. Collectively, Holdings and any other Affiliate of a Borrower executing a Guaranty, provided, however, when the context so requires, Guarantor shall refer to Holdings or such Affiliate, as appropriate. Any Guarantor that is the owner of an Unencumbered Property shall be a wholly-owned Subsidiary. Provided further, however, from and after the release of the Guaranty of any Subsidiary Guarantor pursuant to Section 5 below, such Subsidiary Guarantor shall no longer be considered a "Guarantor" for purposes of this Agreement.

     Hazardous Substances.  See Section 6.18(b).

     Holdings.  As defined in the preamble hereto.

     Holdings Guaranty. The Guaranty dated as of the date hereof made by Holdings in favor of the Agent and the Lenders pursuant to which Holdings guarantees to the Agent and the Lenders the unconditional payment and performance of the Obligations.

     Indebtedness. With respect to any Person, all obligations, contingent and otherwise, that in accordance with GAAP should be classified upon such Person's balance sheet as liabilities, including, without limitation, (a) all obligations for borrowed money and similar monetary obligations, whether direct or indirect; (b) all liabilities secured by any mortgage, pledge, negative pledge, security interest, lien, charge, or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; (c) all obligations (i) under any Capitalized Lease or (ii) under any lease (a "synthetic lease") which is treated as an operating lease under GAAP and as a loan or financing for U.S. income tax purposes or (iii) which are "off balance sheet" transactions having the same practical effect as to such Person's financial position as a transaction that would be a liability of such Person on the balance sheet; (d) all obligations to purchase, redeem, retire, or otherwise acquire for value any shares of capital stock of any class issued by such Person or any rights to acquire such shares; (e) all obligations under any forward contract, futures contract, swap, option or other financing arrangement, the value of which is dependent upon interest rates, currency exchange rates, commodities or other indices; and (f) all guarantees for borrowed money, endorsements and other contingent obligations, whether direct or indirect, in respect of indebtedness or obligations of others, including any obligation to supply funds (including partnership obligations and capital requirements) to or in any manner to invest in, directly or indirectly, the debtor, to purchase indebtedness, or to assure the owner of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the reimbursement obligations in respect of any letters of credit, bankers' acceptances or similar facilities issued for the account of such Person. The calculation of Indebtedness of any Person shall be adjusted as set forth in Section 9.13.

     Indemnified Lender's(s') Group.  See Section 16.

     Interest Payment Date. (i) As to any Prime Rate Loan, the last day of the calendar month which includes the Drawdown Date thereof; and (ii) as to any LIBOR Rate Loan in respect of which the Interest Period is (A) 3 months or less, the last day of such Interest Period and (B) more than 3 months, the date that is 3 months from the first day of such Interest Period, each date that is 3 months thereafter, and, in addition, the last day of such Interest Period.

     Interest Period. With respect to each Loan, (a) initially, the period commencing on the Drawdown Date of such Loan and ending on the last day of one of the following periods (as selected by the Borrowers in a Completed Revolving Credit Loan Request or as otherwise in accordance with the terms of this Agreement): (i) for any Prime Rate Loan, the last day of the calendar month, and (ii) for any LIBOR Rate Loan, 1, 2, 3, or 6 months (provided that (x) the Interest Period for LIBOR Rate Loans may be shorter than 1 month in order to consolidate 2 or more LIBOR Rate Loans and (y) the Interest Period for all LIBOR Rate Loans shall be 1 month until the earlier of 90 days after the Closing Date or the date on which Fleet completes the syndication of the Total Commitment); and (b) thereafter, each period commencing at the end of the last day of the immediately preceding Interest Period applicable to such Loan and ending on the last day of the applicable period set forth in (a) above as selected by the Borrowers in a Conversion Request or as otherwise in accordance with this Agreement; provided that all of the foregoing provisions relating to Interest Periods are subject to the following:

          (A)  if any Interest Period with respect to a Prime
     Rate Loan would end on a day that is not a Business Day, that Interest Period shall end on the next succeeding
     Business Day;

          (B) if any Interest Period with respect to a LIBOR Rate Loan would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;

          (C) if the Borrowers shall fail to give notice of conversion or continuation as provided in Section 2.6, the Borrowers shall be deemed to have requested a conversion of the affected LIBOR Rate Loan into a Prime Rate Loan on the last day of the then current Interest Period with respect thereto;

          (D) any Interest Period relating to any LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to subparagraph (E) below, end on the last Business Day of a calendar month; and

          (E) any Interest Period that would otherwise extend beyond the Maturity Date shall end on the Maturity Date.

     Investment Grade Credit Rating. A long-term unsecured, non-credit enhanced debt rating (a) from Moody's of Baa3 or higher, (b) from S&P of BBB- or higher, or (c) from a Third
Rating Agency of the Baa3/BBB- equivalent or higher.

     Investments. All expenditures made and all liabilities incurred (contingently or otherwise, but without double-counting): (i) for the acquisition of stock, partnership or other equity interests or Indebtedness of, or for loans, advances, capital contributions or transfers of property to, any Person; and (ii) for the acquisition of any other obligations of any Person. In determining the aggregate amount of Investments outstanding at any particular time: (a) there shall be included as an Investment all interest accrued with respect to Indebtedness constituting an Investment unless and until such interest is paid; (b) there shall be deducted in respect of each such Investment any amount received as a return of capital (but only by repurchase, redemption, retirement, repayment, liquidating dividend or liquidating distribution); (c) there shall not be deducted in respect of any Investment any amounts received as earnings on such Investment, whether as dividends, interest or otherwise, except that accrued interest included as provided in the foregoing clause (a) may be deducted when paid; and (d) there shall not be deducted from the aggregate amount of Investments any decrease in the value thereof.

     Joint Venture Ownership Interest Value. As of any date of determination, an amount equal to the pro rata share of Consolidated EBITDA attributable to the Borrowers from

Partially-Owned Entities for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by ten and one-half percent (10.5%).

     Leases. Leases, licenses and agreements, whether written or oral, relating to the use or occupation of space in or on the Buildings or on the Real Estate by persons other than the Borrower, its Subsidiaries or any Partially-Owned Entity.

     Lenders. Collectively, Fleet, any other lenders which may provide additional commitments and become parties to this Agreement, and any other Person who becomes an assignee of any rights of a Lender pursuant to Section 18 or a Person who acquires all or substantially all of the stock or assets of a Lender.

     LIBOR Breakage Costs. With respect to any LIBOR Rate Loan to be prepaid or not drawn after elected, a prepayment "breakage" fee in an amount determined by the Agent in the following manner:

     (i)  First, the Agent shall determine the amount by which
          (a) the total amount of interest which would have otherwise accrued hereunder on each installment of principal prepaid or not so drawn, during the period beginning on the date of such prepayment or failure to draw and ending on the last day of the applicable LIBOR Rate Loan Interest Period (the "Reemployment Period"), exceeds (b) the total amount of interest which would accrue, during the Reemployment Period, on any readily marketable bond or other obligation of the United States of America designated by the Agent in its sole discretion at or about the time of such payment, such bond or other obligation of the United States of America to be in an amount equal (as nearly as may be) to the amount of principal so paid or not drawn after elected and to have maturity at the end of the Reemployment Period, and the interest to accrue thereon to take account of amortization of any discount from par or accretion of premium above par at which the same is selling at the time of designation. Each such amount is hereinafter referred to as an "Installment Amount".

     (ii) Second, each Installment Amount shall be treated as payable on the last day of the LIBOR Rate Loan Interest
          Period which would have been applicable had such principal installment not been prepaid or not borrowed.

    (iii) Third, the amount to be paid on each such breakage date shall be the present value of the Installment Amount determined by discounting the amount thereof from the date on which such Installment Amount is to be treated as payable, at the same yield to maturity as that payable upon the bond or other obligation of the United States of America designated as aforesaid by the Agent.

          If by reason of an Event of Default the Agent elects to declare a LIBOR Rate Loan to be immediately due and payable, then any breakage fee with respect to such LIBOR Rate Loan shall become due and payable in the same manner as though the Borrowers had exercised such right of prepayment.

     LIBOR Business Day. Any day on which commercial banks are open for international business (including dealings in Dollar deposits) in London or such other eurodollar interbank market as may be selected by the Agent in its sole discretion acting in good faith.

     LIBOR Rate. For any Interest Period with respect to a LIBOR Rate Loan, the rate of interest per annum (rounded upward, if necessary, to the nearest 1/32 of one percent) as determined on the basis of the offered rates for deposits in Dollars for a period of time comparable to such Interest Period which appears on the Telerate page 3750 (or such other page as may replace that page on the Telerate service) as of 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period; provided, however, if the rate described above does not appear on the Telerate System on any applicable interest determination date, the LIBOR Rate shall be the rate (rounded upwards as described above, if necessary) for deposits in Dollars for a period of time substantially equal to the Interest Period which appears on the Reuters Page "LIBO" (or such other page as may replace the LIBO Page on that service for the purpose of displaying such rates), as of 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period.

     If both the Telerate and Reuters systems are unavailable, then the rate for that date will be determined on the basis of the offered rates for deposits in Dollars for a period of time comparable to the Interest Period which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period as selected by the Agent. The principal London office of each of the four major London banks will be requested to provide a quotation of its Dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in Dollars to leading European banks for a period of time comparable to the Interest Period by major banks in New York City at approximately 11:00 a.m. New York City time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period. In the event that the Agent is unable to obtain any quotation as provided above, it will be deemed that the LIBOR Rate cannot be determined.

     In the event that the Board of Governors of the Federal Reserve System shall impose a reserve requirement with respect to LIBOR deposits of the Lenders, then for any period during which such reserve requirement shall apply, the LIBOR Rate shall be equal to the amount determined above divided by an amount equal to one (1.00) minus the Eurocurrency Reserve Rate.

     LIBOR Rate Loan(s). Those Revolving Credit Loans bearing interest calculated by reference to the LIBOR Rate.

     Lien.  See Section 8.2.

     Loan Documents. Collectively, this Agreement, the Notes, the Guaranties, the Fee Letter of even date and any and all other agreements, instruments or documents now or hereafter evidencing or otherwise relating to the Loans and executed or delivered by or on behalf of any Borrower or its Subsidiaries or any Guarantor or its Subsidiaries in connection with the Loans, or referred to herein or therein and delivered to the Agent or the Lenders by or on behalf of any Borrower, any Guarantor or any of their respective Subsidiaries, and all schedules, exhibits and annexes hereto or thereto, as the same may from time to time be amended and in effect, and any other document identified thereon as a "Loan Document" under this Agreement.

     Loans.  The Revolving Credit Loans.

     Maturity Date. February 20, 2001, or such earlier date on which the Loans shall become due and payable pursuant to the terms thereof.

     Moody's. Moody's Investors Service, Inc., and its successors.

     Multiemployer Plan. Any multiemployer plan within the meaning of Section 3(37) of ERISA maintained or contributed to by any Borrower or any Guarantor as the case may be or any ERISA
Affiliate.

     Notes.  The Revolving Credit Notes.

     Obligations. All indebtedness, obligations and liabilities of the Borrowers and their Subsidiaries to any of the Lenders and the Agent, individually or collectively, under this Agreement or any of the other Loan Documents or in respect of any of the Loans or the Notes or other instruments at any time evidencing any thereof, whether existing on the date of this Agreement or arising or incurred hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise.

     Operating Subsidiaries. Any Subsidiaries of a Borrower that, at any time of reference, provide management, construction, design or other services (excluding any such Subsidiary which may provide any such services which are only incidental to that Subsidiary's ownership of one or more Real Estate).

     Partially-Owned Entity(ies). Any of the partnerships, joint ventures and other entities owning real estate assets in which SALP and/or Sovran collectively, directly or indirectly through its full or partial ownership of another entity, own less than 100% of the equity interests, whether or not such entity is required in accordance with GAAP to be consolidated with Sovran for financial reporting purposes.

     PBGC.  The Pension Benefit Guaranty Corporation created by
Section 4002 of ERISA and any successor entity or entities having similar responsibilities.

     Permits. All governmental permits, licenses, and approvals necessary or useful for the lawful operation and maintenance of the Real Estate.

     Permitted Liens. Liens, security interests and other encumbrances permitted by Section 8.2.

     Person. Any individual, corporation, partnership, trust, unincorporated association, business, or other legal entity, and any government (or any governmental agency or political subdivision thereof).

     Prime Rate. The higher of (a) the variable annual rate of interest designated from time to time by Fleet at its head office in Boston, Massachusetts as its "prime rate" (which is a reference rate and does not necessarily represent the lowest or best rate being charged to any customer) or (b) one half of one percent (1/2%) above the overnight federal funds effective rate as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. Any change in the Prime Rate during an Interest Period shall result in a corresponding change on the same day in the rate of interest accruing from and after such day on the unpaid balance of principal of the Prime Rate Loans, if any, applicable to such Interest Period, effective on the day of such change in the Prime Rate.

     Prime Rate Loans. Those Revolving Credit Loans bearing interest calculated by reference to the Prime Rate.

     RCRA.  See Section 6.18.

     Real Estate. The fixed and tangible properties consisting of land, buildings and/or other improvements owned by any Borrower, by any Guarantor or by any other entity in which a Borrower is the holder of an equity interest at the relevant time of reference thereto, including, without limitation, (i) the Unencumbered Properties at such time of reference, and (ii) the real estate assets owned by each of the Partially-Owned Entities at such time of reference.

     Record. The grid attached to any Note, or the continuation of such grid, or any other similar record, including computer records, maintained by any Lender with respect to any Loan.

     Recourse. With reference to any obligation or liability, any liability or obligation that is not Without Recourse to the obligor thereunder, directly or indirectly. For purposes hereof, a Person shall not be deemed to be "indirectly" liable for the liabilities or obligations of an obligor solely by reason of the fact that such Person has an ownership interest in such obligor, provided that such Person is not otherwise legally liable, directly or indirectly, for such obligor's liabilities or obligations (e.g., by reason of a guaranty or contribution obligation, by operation of law or by reason of such Person's being a general partner of such obligor).

     REIT. A "real estate investment trust", as such term is defined in Section 856 of the Code.

     Release.  See Section 6.18(c)(iii).

     Required Lenders. As of any date, the Lenders whose aggregate Commitments constitute at least sixty-six and two-thirds percent (66 2/3%) of the Total Commitment.

     Revolving Credit Loan(s). Each and every revolving credit loan made or to be made by the Lenders to the Borrowers pursuant to Section 2.

     Revolving Credit Notes. Collectively, the separate promissory notes of the Borrowers in favor of each Lender in substantially the form of Exhibit A hereto, in the aggregate principal amount of $150,000,000, dated as of the date hereof or as of such later date as any Person becomes a Lender under this Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.

     Revolving Credit Note Record.  A Record with respect to the
Revolving Credit Notes.

     S&P.  Standard & Poor's Ratings Group, a division of
McGraw-Hill, Inc., and its successors.

     SALP.  As defined in the preamble hereto.

     SARA.  See Section 6.18.

     SEC.  The United States Security and Exchange Commission.

     SEC Filings. Collectively, (a) Sovran's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), (b) Sovran's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the SEC pursuant to the Exchange Act and (c) Sovran's Current Report on Form 8-K, dated November 11, 1997, filed with the SEC pursuant to the Exchange Act, including all amendments thereto.

     Sovran.  As defined in the preamble hereto.

     subsidiary. Any entity required to be consolidated with its direct or indirect parent in accordance with GAAP.

     Subsidiary. Any corporation, association, partnership, trust, or other business entity of which the designated parent shall at any time own directly or indirectly through a Subsidiary or Subsidiaries at least a majority (by number of votes or controlling interests) of the outstanding voting interests or at least a majority of the economic interests (including, in any case, the Operating Subsidiaries and any entity required to be consolidated with its designated parent in accordance with GAAP).

     Subsidiary Guarantor.  Any Guarantor other than Holdings.

     Subsidiary Guaranty. The form of Guaranty to be entered into by any Subsidiary Guarantor substantially in the form of Exhibit B hereto.

     Third Debt Rating. SALP's long term unsecured debt rating from a Third Rating Agency.

     Third Rating Agency. Duff & Phelps, Fitch or another nationally-recognized rating agency (other than S&P or Moody's) reasonably satisfactory to the Agent.

     Title Policies. For each Unencumbered Property, an ALTA standard form title policy (or, if such form is not available, an equivalent form of title insurance policy) issued by a nationally-recognized title insurance company, insuring that a Borrower or a Subsidiary Guarantor holds good and clear marketable fee simple title to such Unencumbered Property, subject only to Permitted Liens.

     Total Commitment. As of any date, the sum of the then-current Commitments of the Lenders, provided that the Total
Commitment shall not at any time exceed the lesser of:  (i)
$150,000,000 or (ii) the amount that is the maximum amount that permits compliance with the terms of Section 9.

     Type. As to any Revolving Credit Loan, its nature as a Prime Rate Loan or a LIBOR Rate Loan.

     Unanimous Lender Approval. The written consent of each Lender that is a party to this Agreement at the time of reference.

     Unencumbered Property. Any Real Estate located in the contiguous United States that on any date of determination: (a) is not subject to any Liens (including any such Lien imposed by the organizational documents of the owner of such asset, but excluding Permitted Liens), (b) is not the subject of any matter that materially adversely affects the value of such Real Estate,
(c) is not the subject of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event, (d) has been improved with a Building or Buildings which (1) have been issued a certificate of occupancy (where available) or is otherwise lawfully occupied for its intended use, (2) are fully operational and (3) have an average rent-paying occupancy rate (by net rentable square feet) of at least 75% for the two most recently ended consecutive fiscal quarters, (e) is wholly owned by a Borrower or a Guarantor that is a wholly-owned Subsidiary and (f) has not been designated by the Borrowers in writing to the Agent as Real Estate that is not an Unencumbered Property because of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event or the Borrower's intention to subject such Unencumbered Property to an Indebtedness Lien or Sell such Unencumbered Property pursuant to
Section 8.4(b) hereof, which designation shall not be permitted during the continuance of a Default (other than if such designation during a Default is made in conjunction with such Real Estate's being the subject of a Sale or Indebtedness Lien under Section 8.4(b)(ii) and in compliance therewith) or an Event of Default and shall be accompanied by a compliance certificate in the form of Exhibit D attached hereto.

     Unhedged Variable Rate Debt. All Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, including, to the extent applicable, the Obligations, which bears interest at one or more variable rates and is not subject to an interest rate hedging arrangement having a minimum term of one (1) year and having other terms reasonably acceptable to the Agent.

     Unimproved Land. Any Real Estate consisting of raw land which is unimproved by Buildings.

     Unsecured Indebtedness. All Indebtedness of any Person that is not secured by a Lien on any asset of such Person.

     Wholly-owned Subsidiary. Any Subsidiary of which Sovran and/or SALP shall at any time own directly or indirectly through a Subsidiary or Subsidiaries at least a majority (by number of votes or controlling interests) of the outstanding voting interests and one hundred percent (100%) of the economic interests, of which at least ninety-nine percent (99%) of the economic interests shall be owned by SALP.

     "Without Recourse" or "without recourse". With reference to any obligation or liability, any obligation or liability for which the obligor thereunder is not liable or obligated other than as to its interest in a designated Real Estate or other specifically identified asset only (which asset is not interests in another Person), subject to such limited exceptions to the non-recourse nature of such obligation or liability, such as fraud, misappropriation, misapplication and environmental indemnities, as are usual and customary in like transactions involving institutional lenders at the time of the incurrence of such obligation or liability.

     Section 1.2.   Rules of Interpretation.

     (i) A reference to any document or agreement shall include such document or agreement as amended, modified or supplemented from time to time in accordance with its terms or the terms of this Agreement.

    (ii) The singular includes the plural and the plural includes the singular.

   (iii) A reference to any law includes any amendment or modification to such law.

    (iv) A reference to any Person includes its permitted successors and permitted assigns.

     (v) Accounting terms not otherwise defined herein have the meanings assigned to them by GAAP applied on a consistent basis by the accounting entity to which they refer.

    (vi) The words "include", "includes" and "including" are not limiting.

   (vii) All terms not specifically defined herein or by GAAP, which terms are defined in the Uniform Commercial Code as in effect in New York, have the meanings assigned to them therein.

  (viii) Reference to a particular "Section" refers to that section of this Agreement unless otherwise indicated.

    (ix) The words "herein", "hereof", "hereunder" and words of like import shall refer to this Agreement as a whole and not to any particular section or subdivision of this Agreement.

     (x) Any provision granting any right to any Borrower or Guarantor during the continuance of (a) an Event of Default shall not modify, limit, waive or estop the rights of the Lenders during the continuance of such Event of Default, including the rights of the Lenders to accelerate the Loans under Section 12.1 and the rights of the Lenders under Section 12.2 or 12.3, or
          (b) a Default, shall not extend the time for curing same or modify any otherwise applicable notice regarding same.

     Section 2.     THE REVOLVING CREDIT FACILITY.

     Section 2.1. Commitment to Lend. Subject to the provisions of Section 2.5 and the other terms and conditions set forth in this Agreement, each of the Lenders severally agrees to lend to the Borrowers and the Borrowers may borrow, repay, and reborrow from each Lender from time to time from the Closing Date up to but not including the Maturity Date upon notice by the Borrower Representative to the Agent given in accordance with
Section 2.5 hereof, such sums as are requested by the Borrower Representative up to a maximum aggregate principal amount outstanding (after giving effect to all amounts requested) at any one time equal to such Lender's Commitment; provided that the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) shall not at any time exceed the Total Commitment in effect at such time.

     The Revolving Credit Loans shall be made pro rata in accordance with each Lender's Commitment Percentage. Each request for a Revolving Credit Loan made pursuant to Section 2.5 hereof shall constitute a representation and warranty by the Borrowers that the conditions set forth in Section 10 have been satisfied as of the Closing Date and that the conditions set forth in Section 11 have been satisfied on the date of such request and will be satisfied on the proposed Drawdown Date of the requested Revolving Credit Loan, provided that the making of such representation and warranty by the Borrowers shall not limit the right of any Lender not to lend if such conditions have not been met. No Revolving Credit Loan shall be required to be made by any Lender unless all of the conditions contained in
Section 10 have been satisfied as of the Closing Date and all of the conditions set forth in Section 11 have been met at the time of any request for a Revolving Credit Loan.

     Section 2.2.   [Intentionally Omitted]

     Section 2.3. The Revolving Credit Notes. The Revolving Credit Loans shall be evidenced by the Revolving Credit Notes. A Revolving Credit Note shall be payable to the order of each Lender in an aggregate principal amount equal to such Lender's Commitment. The Borrowers irrevocably authorize each Lender to make or cause to be made, at or about the time of the Drawdown Date of any Revolving Credit Loan or at the time of receipt of any payment of principal on such Lender's Revolving Credit Notes, an appropriate notation on such Lender's Revolving Credit Note Record reflecting the making of such Revolving Credit Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Revolving Credit Loans set forth on such Lender's Revolving Credit Note Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Lender, but the failure to record, or any error in so recording, any such amount on such Lender's Revolving Credit Note Record shall not limit or otherwise affect the obligations of the Borrowers hereunder or under any Revolving Credit Note to make payments of principal of or interest on any Revolving Credit Note when due. Upon receipt of an affidavit of an officer of any Lender as to the loss, theft, destruction or mutilation of any Revolving Credit Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such Revolving Credit Note or other security document, the Borrowers will issue, in lieu thereof, a replacement Revolving Credit Note or other security document in the same principal amount thereof and otherwise of like tenor.

     Section 2.4.   Interest on Revolving Credit Loans; Fees.

     (a) Interest on Prime Rate Loans. Each Prime Rate Loan shall bear interest for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto (unless earlier paid in accordance with Section 2.9) at a rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans.

     (b) Interest on LIBOR Rate Loans. Each LIBOR Rate Loan shall bear interest for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto (unless earlier paid in accordance with Section 2.9) at a rate equal to the LIBOR Rate determined for such Interest Period plus the Applicable Margin for LIBOR Rate Loans.

     (c) Interest Payments. The Borrowers jointly and severally unconditionally promise to pay interest on each Revolving Credit
Loan in arrears on each Interest Payment Date with respect thereto.

     (d) Closing Fee. The Borrowers jointly and severally agree to pay to the Agent a closing fee (the "Closing Fee") as set forth in that certain letter agreement of even date herewith between the Borrower Representative and the Agent.

     (e) Commitment Fee. The Borrowers jointly and severally agree to pay to the Agent, for the accounts of the Lenders in accordance with their respective Commitment Percentages, a commitment fee in an amount equal to either: (i) one-fifth of one percent (0.20%) per annum on the Daily Unused Commitment, if the Daily Unused Commitment exceeds 66 2/3% of the Total Commitment (without regard to clause (ii) of the proviso in the definition thereof), (ii) fifteen hundredths of one percent (0.15%) per annum on the Daily Unused Commitment, if the Daily Unused Commitment exceeds 33 1/3% of the Total Commitment (without regard to clause (ii) of the proviso in the definition thereof) but is less than or equal to 66 2/3% of the Total Commitment (without regard to clause (ii) of the proviso in the definition thereof), or (iii) one-eighth of one percent (0.125%) per annum on the Daily Unused Commitment, if the Daily Unused Commitment is less than or equal to 33 1/3% of the Total Commitment (without regard to clause (ii) of the proviso in the definition thereof), in each case calculated during each calendar quarter or portion thereof for the first calendar quarter of the term of this Agreement and the last calendar quarter of the term of this Agreement, if either of same is not a full calendar quarter from the date hereof to the Maturity Date (the "Commitment Fee"). The Commitment Fee shall be payable quarterly in arrears on the fifteenth (15th) day of each January, April, July and October quarter for the immediately preceding calendar quarter commencing on the first such date following the Closing Date, with a final payment on the Maturity Date or any earlier date on which the Commitments shall terminate.

     (f)  Administration Fee.  The Borrowers shall pay to the
Agent an administration fee as set forth in that certain letter agreement of even date herewith between the Borrower
Representative and the Agent.

     Section 2.5.   Requests for Revolving Credit Loans.

     The following provisions shall apply to each request by the Borrowers for a Revolving Credit Loan:

          (i) The Borrower Representative shall submit a Completed Revolving Credit Loan Request to the Agent as provided in this Section 2.5. Except as otherwise provided herein, each Completed Revolving Credit Loan Request shall be in a minimum amount of $2,000,000 or an integral multiple of $500,000 in excess thereof. Each Completed Revolving Credit Loan Request shall be irrevocable and binding on the

     Borrowers and shall obligate the Borrowers to accept the Revolving Credit Loans requested from the Lenders on the proposed Drawdown Date, unless such Completed Revolving Credit Loan Request is withdrawn (x) in the case of a request for a LIBOR Rate Loan, at least four (4) Business Days prior to the proposed Drawdown Date for such Revolving Credit Loan, and (y) in the case of a request for a Prime Rate Loan, at least two (2) Business Days prior to the proposed Drawdown Date for such Revolving Credit Loan.

         (ii) Each Completed Revolving Credit Loan Request may be delivered by the Borrower Representative to the Agent by 10:00 a.m. (New York City time) on any Business Day, and at least two (2) Business Days prior to the proposed Drawdown Date of any Prime Rate Loan, and at least four (4) Business Days prior to the proposed Drawdown Date of any LIBOR Rate Loan.

        (iii) Each Completed Revolving Credit Loan Request shall include a completed writing in the form of Exhibit C hereto specifying: (1) the principal amount of the Revolving Credit Loan requested, (2) the proposed Drawdown Date of such Revolving Credit Loan, (3) the Interest Period applicable to such Revolving Credit Loan, and (4) the Type of such Revolving Credit Loan being requested.

         (iv)  No Lender shall be obligated to fund any Revolving
     Credit Loan unless:

               (a) a Completed Revolving Credit Loan Request has been timely received by the Agent as provided in subsection (i) above; and

               (b) both before and after giving effect to the Revolving Credit Loan to be made pursuant to the Completed Revolving Credit Loan Request, all of the conditions contained in Section 10 shall have been satisfied as of the Closing Date and all of the conditions set forth in Section 11 shall have been met, including, without limitation, the condition under
          Section 11.1 that there be no Default or Event of Default under this Agreement; and

               (c) the Agent shall have received a certificate in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative setting forth computations evidencing compliance with the covenants contained in Section 9.1,
          Section 9.2, Section 9.3 and Section 9.11 on a pro forma basis after giving effect to such requested Revolving Credit Loan, and, certifying that, both before and after giving effect to such requested Revolving Credit Loan, no Default or Event of Default exists or will exist under this Agreement or any other Loan Document, and that after taking into account such requested Revolving Credit Loan, no default will exist as of the Drawdown Date or thereafter.

          (v) The Agent will use good faith efforts to cause the Completed Revolving Credit Loan Request to be delivered to each Lender in accordance with Section 14.12 and in any event on the same day or the Business Day following the day a Completed Revolving Credit Loan Request is received by the Agent.

     Section 2.6.   Conversion Options.

     (a) The Borrowers may elect from time to time by written notice in the form of Exhibit G to convert any outstanding Revolving Credit Loan to a Revolving Credit Loan of another Type, provided that (i) with respect to any such conversion of a LIBOR Rate Loan to a Prime Rate Loan, the Borrower Representative shall give the Agent at least three (3) Business Days prior written notice of such election; (ii) with respect to any such conversion of a Prime Rate Loan to a LIBOR Rate Loan, the Borrower Representative shall give the Agent at least four (4) LIBOR Business Days prior written notice of such election; (iii) with respect to any such conversion of a LIBOR Rate Loan into a Prime Rate Loan, such conversion shall only be made on the last day of the Interest Period with respect thereto unless the Borrowers pay the related LIBOR Breakage Costs at the time of such conversion and (iv) no Revolving Credit Loan may be converted into a LIBOR Rate Loan when any Default or Event of Default has occurred and is continuing. All or any part of outstanding Revolving Credit Loans of any Type may be converted into a Revolving Credit Loan of another Type as provided herein, provided that any partial conversion shall be in an aggregate principal amount of $2,000,000 or a integral multiple of $500,000 in excess thereof. Each Conversion Request relating to the conversion of a Prime Rate Loan to a LIBOR Rate Loan shall be irrevocable by the Borrowers.

     (b) Any Revolving Credit Loan of any Type may be continued as such upon the expiration of the Interest Period with respect thereto (i) in the case of Prime Rate Loans, automatically and
(ii) in the case of LIBOR Rate Loans by compliance by the Borrower Representative with the notice provisions contained in
Section 2.6(a); provided that no LIBOR Rate Loan may be continued as such when any Default or Event of Default has occurred and is continuing but shall be automatically converted to a Prime Rate Loan on the last day of the first Interest Period relating thereto ending during the continuance of any Default or Event of Default. The Agent shall notify the Lenders promptly when any such automatic conversion contemplated by this Section 2.6(b) is scheduled to occur.

     (c) In the event that the Borrower Representative does not notify the Agent of its election hereunder with respect to the continuation of any LIBOR Rate Loan as such, the affected LIBOR Rate Loan shall automatically be converted to a Prime Rate Loan at the end of the applicable Interest Period.

     (d) The Borrowers may not request or elect a LIBOR Rate Loan pursuant to Section 2.5, elect to convert a Prime Rate Loan to a LIBOR Rate Loan pursuant to Section 2.6(a), or elect to continue a LIBOR Rate Loan pursuant to Section 2.6(b) if, after giving effect thereto, there would be greater than seven (7) LIBOR Rate Loans then outstanding. Any Loan Request for a LIBOR Rate Loan that would create greater than seven (7) LIBOR Rate Loans outstanding shall be deemed to be a Loan Request for a Prime Rate Loan.

     Section 2.7.   Funds for Revolving Credit Loans.

     (a) Subject to the other provisions of this Section 2, not later than 12:00 p.m. (New York City time) on the proposed Drawdown Date of any Revolving Credit Loan, each of the Lenders will make available to the Agent, at the Agent's Head Office, in immediately available funds, the amount of such Lender's Commitment Percentage of the amount of the requested Revolving Credit Loan; provided that each Lender shall provide notice to the Agent of its intent not to make available its Commitment Percentage of any requested Revolving Credit Loan as soon as possible after receipt of any Completed Revolving Credit Loan Request, and in any event not later than 4:00 p.m. (New York City time) on (x) the Business Day prior to the Drawdown Date of any requested Prime Rate Loan and (y) the third Business Day prior to the Drawdown Date of any requested LIBOR Rate Loan. Upon receipt from each Lender of such amount, the Agent will make available to the Borrowers in the Borrower Representative's account with the Agent the aggregate amount of such Revolving Credit Loan made available to the Agent by the Lenders; all such funds received by the Agent by 12:00 p.m. (New York City time) on any Business Day will be made available to the Borrowers not later than 2:00 p.m. on the same Business Day. Funds received after such time will be made available by not later than 12:00 p.m. on the next Business Day. The failure or refusal of any Lender to make available to the Agent at the aforesaid time and place on any Drawdown Date the amount of its Commitment Percentage of the requested Revolving Credit Loan shall not relieve any other Lender from its several obligation hereunder to make available to the Agent the amount of its Commitment Percentage of any requested Revolving Credit Loan but in no event shall the Agent (in its capacity as Agent) have any obligation to make any funding or shall any Lender be obligated to fund more than its Commitment Percentage of the requested Revolving Credit Loan or to increase its Commitment Percentage on account of such failure or otherwise.

     (b) The Agent may, unless notified to the contrary by any Lender prior to a Drawdown Date, assume that such Lender has made available to the Agent on such Drawdown Date the amount of such Lender's Commitment Percentage of the Revolving Credit Loan to be made on such Drawdown Date, and the Agent may (but it shall not be required to), in reliance upon such assumption, make available to the Borrowers a corresponding amount. If any Lender makes available to the Agent such amount on a date after such Drawdown Date, such Lender shall pay to the Agent on demand an amount equal to the product of (i) the average, computed for the period referred to in clause (iii) below, of the weighted average interest rate paid by the Agent for federal funds acquired by the Agent during each day included in such period, multiplied by (ii) the amount of such Lender's Commitment Percentage of such

Revolving Credit Loan, multiplied by (iii) a fraction, the numerator of which is the number of days that elapsed from and including such Drawdown Date to the date on which the amount of such Lender's Commitment Percentage of such Revolving Credit Loan shall become immediately available to the Agent, and the denominator of which is 360. A statement of the Agent submitted to such Lender with respect to any amounts owing under this paragraph shall be prima facie evidence of the amount due and owing to the Agent by such Lender. If the amount of such Lender's Commitment Percentage of such Revolving Credit Loans is not made available to the Agent by such Lender within three (3) Business Days following such Drawdown Date, the Agent shall be entitled to recover such amount from the Borrowers on demand, with interest thereon at the rate per annum applicable to the Revolving Credit Loans made on such Drawdown Date.

     Section 2.8. Repayment of the Revolving Credit Loans at Maturity. The Borrowers jointly and severally promise to pay on the Maturity Date, and there shall become absolutely due and payable on the Maturity Date, all unpaid principal of the Revolving Credit Loans outstanding on such date, together with any and all accrued and unpaid interest thereon, the unpaid balance of the Commitment Fee accrued through such date, and any and all other unpaid amounts due under this Agreement, the Revolving Credit Notes or any other of the Loan Documents.

     Section 2.9. Optional Repayments of Revolving Credit Loans. The Borrowers shall have the right, at their election, to prepay the outstanding amount of the Revolving Credit Loans, in whole or in part, at any time without penalty or premium; provided that the outstanding amount of any LIBOR Rate Loans may not be prepaid unless the Borrowers pay any LIBOR Breakage Costs for each LIBOR Rate Loan so prepaid at the time of such prepayment. The Borrower Representative shall give the Agent, no later than 10:00 a.m., New York City time, at least two (2) Business Days' prior written notice of any prepayment pursuant to this Section 2.9 of any Prime Rate Loans, and at least four (4) LIBOR Business Days' notice of any proposed prepayment pursuant to this Section 2.9 of LIBOR Rate Loans, specifying the proposed date of prepayment of Revolving Credit Loans and the principal amount to be prepaid. Each such partial prepayment of the Revolving Credit Loans shall be in an amount of $2,000,000 or integral multiple of $500,000 in excess thereof, or, if less, the outstanding balance of the Revolving Credit Loans then being repaid, shall be accompanied by the payment of all charges outstanding on all Revolving Credit Loans so prepaid and of all accrued interest on the principal prepaid to the date of payment, and shall be applied, in the absence of instruction by the Borrower Representative, first to the principal of Prime Rate Loans and then to the principal of LIBOR Rate Loans, at the Agent's option.

     Section 2.10. Mandatory Repayments of Revolving Credit Loans. If at any time the outstanding amount of the Revolving Credit Loans exceeds the Total Commitment, the Borrowers shall immediately pay the amount of such excess to the Agent for the respective accounts of the Lenders for application to the Revolving Credit Loans.

     Section 3.     INTENTIONALLY OMITTED.

     Section 4.     CERTAIN GENERAL PROVISIONS.

     Section 4.1.   Funds for Payments.

     (a) All payments of principal, interest, fees, and any other amounts due hereunder or under any of the other Loan Documents shall be made to the Agent, for the respective accounts of the Lenders or (as the case may be) the Agent, at the Agent's Head Office, in each case in Dollars and in immediately available funds.

     (b) All payments by the Borrowers hereunder and under any of the other Loan Documents shall be made without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory liens, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrowers are compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrowers with respect to any amount payable by them hereunder or under any of the other Loan Documents, the Borrowers shall pay to the Agent, for the account of the Lenders or (as the case may be) the Agent, on the date on which such amount is due and payable hereunder or under such other Loan Document, such additional amount in Dollars as shall be necessary to enable the Lenders to receive the same net amount which the Lenders would have received on such due date had no such obligation been imposed upon the Borrowers. The Borrower Representative will deliver promptly to the Agent certificates or other valid vouchers for all taxes or other charges deducted from or paid with respect to payments made by the Borrowers hereunder or under such other Loan Document.

     (c) Each Lender that is not incorporated or organized under the laws of the United States of America or a state thereof or the District of Columbia (a "Non-U.S. Lender") agrees that, prior to the first date on which any payment is due to it hereunder, it will deliver to the Borrower Representative and the Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 or successor applicable form, as the case may be, certifying in each case that such Non-U.S. Lender is entitled to receive payments under this Agreement and the Notes payable to it, without deduction or withholding of any United States federal income taxes. Each Non-U.S. Lender that so delivers a Form 1001 or 4224 pursuant to the preceding sentence further undertakes to deliver to each of the Borrower Representative and the Agent two further copies of Form 1001 or 4224 or successor applicable form, or other manner of certification, as the case may be, on or before the date that any such letter or form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower Representative, and such extensions or renewals thereof as may reasonably be requested by the Borrower Representative, certifying in the case of a Form 1001 or 4224 that such Non-U.S.

Lender is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless in any such case an event (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Non-U.S. Lender from duly completing and delivering any such form with respect to it and such Non-U.S. Lender advises the Borrower Representative that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

     (d) The Borrowers shall not be required to pay any additional amounts to any Non-U.S. Lender in respect of United States Federal withholding tax pursuant to Section 4.1(b) to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to this Agreement or, with respect to payments to a different lending office designated by the Non-U.S. Lender as its applicable lending office (a "New Lending Office"), the date such Non-U.S. Lender designated such New Lending Office with respect to the Loans; provided, however, that this clause (i) shall not apply to any transferee or New Lending Office as a result of an assignment, transfer or designation made at the request of the Borrowers; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any transferee, or Lender through a New Lending Office, would be entitled to receive without regard to this clause (i) do not exceed the indemnity payment or additional amounts that the Person making the assignment or transfer to such transferee, or Lender making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, transfer or designation; or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (c) above.

     Section 4.2. Computations. All computations of interest on the Loans and of other fees to the extent applicable shall be made on the basis of a 360-day year and the actual number of days elapsed. Except as otherwise provided in the definition of the term "Interest Period" with respect to LIBOR Rate Loans, whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension. The outstanding amount of the Loans as reflected on the Note Records from time to time shall constitute prima facie evidence of the principal amount thereof.

     Section 4.3. Inability to Determine LIBOR Rate. In the event, prior to the commencement of any Interest Period relating to any LIBOR Rate Loan, the Agent shall reasonably determine that adequate and reasonable methods do not exist for ascertaining the LIBOR Rate that would otherwise determine the rate of interest to be applicable to any LIBOR Rate Loan during any Interest Period, the Agent shall forthwith give notice of such determination

(which shall be conclusive and binding on the Borrowers) to the Borrower Representative and the Lenders. In such event (a) any Loan Request with respect to LIBOR Rate Loans shall be automatically withdrawn and shall be deemed a request for Prime Rate Loans, (b) each LIBOR Rate Loan will automatically, on the last day of the then current Interest Period thereof, become a Prime Rate Loan, and (c) the obligations of the Lenders to make LIBOR Rate Loans shall be suspended until the Agent reasonably determines that the circumstances giving rise to such suspension no longer exist, whereupon the Agent shall so notify the Borrower Representative and the Lenders.

     Section 4.4. Illegality. Notwithstanding any other provisions herein, if any present or future law, regulation, treaty or directive or in the interpretation or application thereof shall make it unlawful for any Lender to make or maintain LIBOR Rate Loans, such Lender shall forthwith give notice of such circumstances to the Borrower Representative and the other Lenders and thereupon (a) the commitment of such Lender to make LIBOR Rate Loans or convert Prime Rate Loans to LIBOR Rate Loans shall forthwith be suspended and (b) such Lender's Commitment Percentage of LIBOR Rate Loans then outstanding shall be converted automatically to Prime Rate Loans on the last day of each Interest Period applicable to such LIBOR Rate Loans or within such earlier period as may be required by law, all until such time as it is no longer unlawful for such Lender to make or maintain LIBOR Rate Loans. The Borrowers hereby jointly and severally agree to promptly pay the Agent for the account of such Lender, upon demand, any additional amounts necessary to compensate such Lender for any costs incurred by such Lender in making any conversion required by this Section 4.4 prior to the last day of an Interest Period with respect to a LIBOR Rate Loan, including any interest or fees payable by such Lender to lenders of funds obtained by it in order to make or maintain its LIBOR Rate Loans hereunder.

     Section 4.5. Additional Costs, Etc. If any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to any Lender or the Agent by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall:

     (a) subject any Lender or the Agent to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Agreement, the other Loan Documents, such Lender's Commitment or the Loans (other than taxes based upon or measured by the income or profits of such Lender or the Agent), or

     (b) materially change the basis of taxation (except for changes in taxes on income or profits) of payments to any Lender of the principal of or the interest on any Loans or any other amounts payable to the Agent or any Lender under this Agreement or the other Loan Documents, or

     (c) impose or increase or render applicable (other than to the extent specifically provided for elsewhere in this Agreement) any special deposit, reserve, assessment, liquidity, capital adequacy or other similar requirements (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by, or commitments of an office of any Lender, or

     (d) impose on any Lender or the Agent any other conditions or requirements with respect to this Agreement, the other Loan Documents, the Loans, such Lender's Commitment, or any class of loans, or commitments of which any of the Loans or such Lender's Commitment forms a part;

and the result of any of the foregoing is

          (i) to increase the cost to any Lender of making, funding, issuing, renewing, extending or maintaining any of the Loans or such Lender's Commitment, or

         (ii) to reduce the amount of principal, interest or other amount payable to such Lender or the Agent hereunder on account of such Lender's Commitment or any of the Loans, or

        (iii) to require such Lender or the Agent to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by such Lender or the Agent from the Borrowers hereunder, then, and in each such case, the Borrowers will, within thirty
(30) days of demand made by such Lender or (as the case may be) the Agent at any time and from time to time and as often as the occasion therefor may arise, pay to such Lender such additional amounts as such Lender shall determine in good faith to be sufficient to compensate such Lender for such additional cost, reduction, payment or foregone interest or other sum, provided that such Lender is generally imposing similar charges on its other similarly situated borrowers.

     Section 4.6. Capital Adequacy. If after the date hereof any Lender or the Agent determines that (i) the adoption of or change in any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) regarding capital requirements for banks or bank holding companies or any change in the interpretation or application thereof by a court or governmental authority with appropriate jurisdiction, or (ii) compliance by such Lender or the Agent or any Person controlling such Lender or the Agent with any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) of any such Person regarding capital adequacy, has the effect of reducing the return on such Lender's or the Agent's Commitment with respect to any Loans to a level below that which such Lender or the Agent could have achieved but for such adoption, change or compliance (taking into consideration such Lender's or the Agent's then existing policies with respect to capital adequacy and assuming full utilization of such entity's capital) by any amount deemed by such Lender or (as the case may be) the Agent to be material, then such Lender or the Agent may notify the Borrower Representative of such fact. To the extent that the amount of such reduction in the return on capital is not reflected in the Prime Rate or the LIBOR Rate, the Borrowers jointly and severally agree to pay such Lender or (as the case may be) the Agent for the amount of such reduction in the return on capital as and when such reduction is determined within thirty (30) days of presentation by such Lender or (as the case may be) the Agent of a certificate in accordance with Section 4.7 hereof. Each Lender shall allocate such cost increases among its customers in good faith and on an equitable basis.

     Section 4.7. Certificate. A certificate setting forth any additional amounts payable pursuant to Section 4.5 or 4.6 and a brief explanation of such amounts (including the calculation thereof) which are due, submitted by any Lender or the Agent to the Borrower Representative, shall be prima facie evidence that such amounts are due and owing.

     Section 4.8. Indemnity. In addition to the other provisions of this Agreement regarding such matters, but without duplication to the extent a Lender has been compensated pursuant thereto, the Borrowers jointly and severally agree to indemnify the Agent and each Lender and to hold the Agent and each Lender harmless from and against any loss, cost or expense (including loss of anticipated profits) that the Agent or such Lender may sustain or incur as a consequence of (a) the failure by the Borrowers to pay any principal amount of or any interest on any LIBOR Rate Loans as and when due and payable, including any such loss or expense arising from interest or fees payable by the Agent or such Lender to lenders of funds obtained by it in order to maintain its LIBOR Rate Loans, (b) the failure by the Borrowers to make a borrowing or conversion after the Borrowers have given a Completed Revolving Credit Loan Request for a LIBOR Rate Loan or a Conversion Request for a LIBOR Rate Loan, and (c) the making of any payment of a LIBOR Rate Loan or the making of any conversion of any such Loan to a Prime Rate Loan on a day that is not the last day of the applicable Interest Period with respect thereto, including interest or fees payable by the Agent or a Lender to lenders of funds obtained by it in order to maintain any such LIBOR Rate Loans.

     Section 4.9. Interest During Event of Default; Late Charges. During the continuance of an Event of Default, outstanding principal and (to the extent permitted by applicable law) interest on the Loans and all other amounts payable hereunder or under any of the other Loan Documents shall bear interest at a rate per annum equal to four percent (4%) above the interest rate that would otherwise be applicable until such amount shall be paid in full (after as well as before judgment). In addition, the Borrowers shall pay on demand a late charge equal to five percent (5%) of any amount of principal and/or interest charges on the Loans which is not paid within ten (10) days of the date when due.

     Section 4.10.  Concerning Joint and Several Liability of the
Borrowers.

     (a) Each of the Borrowers is accepting joint and several liability hereunder and under the other Loan Documents in consideration of the financial accommodations to be provided by the Lenders under this Agreement, for the mutual benefit, directly and indirectly, of each of the Borrowers and in consideration of the undertakings of each other Borrower to accept joint and several liability for the Obligations.

     (b) Each of the Borrowers, jointly and severally, hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Borrowers, with respect to the payment and performance of all of the Obligations (including, without limitation, any Obligations arising under this Section 4.10), it being the intention of the parties hereto that all the Obligations shall be the joint and several Obligations of each of the Borrowers without preferences or distinction among them.

     (c) If and to the extent that any of the Borrowers shall fail to make any payment with respect to any of the Obligations as and when due or to perform any of the Obligations in accordance with the terms thereof, then in each such event the other Borrowers will make such payment with respect to, or perform, such Obligation.

     (d) The Obligations of each of the Borrowers under the provisions of this Section 4.10 constitute full recourse Obligations of each of the Borrowers enforceable against each such Person to the full extent of its properties and assets, irrespective of the validity, regularity or enforceability of this Agreement or any other circumstance whatsoever.

     (e) Except as otherwise expressly provided in this Agreement, each of the Borrowers hereby waives notice of acceptance of its joint and several liability, notice of any Loans made under this Agreement, notice of any action at any time taken or omitted by the Lenders under or in respect of any of the Obligations, and, generally, to the extent permitted by applicable law, all demands, notices and other formalities of every kind in connection with this Agreement. Each of the Borrowers hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by the Lenders at any time or times in respect of any default by any of the Borrowers in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by the Lenders in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any of the Borrowers.

Without limiting the generality of the foregoing, each of the Borrowers assents to any other action or delay in acting or failure to act on the part of the Lenders with respect to the failure by any of the Borrowers to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this
Section 4.10, afford grounds for terminating, discharging or relieving any of the Borrowers, in whole or in part, from any of its Obligations under this Section 4.10, it being the intention of each of the Borrowers that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrowers under this Section 4.10 shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each of the Borrowers under this Section 4.10 shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, re- construction or similar proceeding with respect to any of the Borrowers or the Lenders. The joint and several liability of the Borrowers hereunder shall continue in full force and effect notwithstanding any absorption, merger, amalgamation or any other change whatsoever in the name, membership, constitution or place of formation of any of the Borrowers or the Lenders.

     (f) The provisions of this Section 4.10 are made for the benefit of the Lenders and their successors and assigns, and may be enforced against any or all of the Borrowers as often as occasion therefor may arise and without requirement on the part of the Lenders first to marshal any of their claims or to exercise any of their rights against any other Borrower or to exhaust any remedies available to them against any other Borrower or to resort to any other source or means of obtaining payment of any of the Obligations hereunder or to elect any other remedy. The provisions of this Section 4.10 shall remain in effect until all of the Obligations shall have been paid in full or otherwise fully satisfied. If at any time, any payment, or any part thereof, made in respect of any of the Obligations, is rescinded or must otherwise be restored or returned by the Lenders upon the insolvency, bankruptcy or reorganization of any of the Borrowers, or otherwise, the provisions of this Section 4.10 will forthwith be reinstated in effect, as though such payment had not been made.

     Section 4.11 Interest Limitation. All agreements between the Borrowers and the Guarantors, on the one hand, and the Lenders and the Agent, on the other hand, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the Loans or otherwise, shall the amount paid or agreed to be paid to the Lenders for the use or the forbearance of the Loans exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof; provided, however that in the event there is a change in the law which results in a higher permissible rate of interest, then this Agreement and other Loan Document shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of the Borrowers and the Guarantors and the Lenders and the Agent in the execution, delivery and acceptance of this Agreement and the other Loan Documents to contract in strict compliance with the laws of the State of New York from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the other Loan Documents at the time of performance of such provision shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever any Lender should ever receive as interest any amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance of the Loans and not to the payment of interest. This provision shall control every other provision of all agreements between the Borrowers and the Guarantors and the Lenders and the Agent.

     Section 4.12.  Reasonable Efforts to Mitigate.
Each Lender agrees that as promptly as practicable after it becomes aware of the occurrence of an event or the existence of a condition that would cause it to be affected under Section 4.4,
4.5 or 4.6, such Lender will give notice thereof to the Borrower Representative, with a copy to the Agent and, to the extent so requested by the Borrower Representative and not inconsistent with regulatory policies applicable to such Lender, such Lender shall use reasonable efforts and take such actions as are reasonably appropriate (including the changing of its lending office or branch) if as a result thereof the additional moneys which would otherwise be required to be paid to such Lender pursuant to such sections would be reduced other than for de minimus amounts, or the illegality or other adverse circumstances which would otherwise require a conversion of such Loans or result in the inability to make such Loans pursuant to such sections would cease to exist, and in each case if, as determined by such Lender in its sole discretion, the taking such actions would not adversely affect such Loans.

     Section 4.13. Replacement of Lenders. If any Lender (an "Affected Lender") (i) makes demand upon the Borrowers for (or if the Borrowers are otherwise required to pay) amounts pursuant to
Section 4.4, 4.5 or 4.6, or (ii) is unable to make or maintain LIBOR Rate Loans as a result of a condition described in
Section 4.4, the Borrower Representative may, within 90 days of receipt of such demand, notice (or the occurrence of such other event causing the Borrowers to be required to pay such compensation or causing Section 4.4 to be applicable) as the case may be, by notice (a "Replacement Notice") in writing to the Agent and such Affected Lender (A) request the Affected Lender to cooperate with the Borrowers in obtaining a replacement lender satisfactory to the Agent and the Borrowers (the "Replacement Lender"); (B) request the non-Affected Lenders to acquire and assume all of the Affected Lender's Loans and Commitment as provided herein, but none of such Lenders shall be under an obligation to do so; or (C) designate a Replacement Lender which is an Eligible Assignee and is reasonably satisfactory to the Agent other than when an Event of Default has occurred and is continuing and absolutely satisfactory to the Agent when an Event of Default has occurred and is continuing. If any satisfactory Replacement Lender shall be obtained, and/or any of the non-Affected Lenders shall agree to acquire and assume all of the Affected Lender's Loans and Commitment, then such Affected Lender shall assign, in accordance with Section 18, all of its Commitment, Loans, Notes and other rights and obligations under this Agreement and all other Loan Documents to such Replacement Lender or non-Affected Lenders, as the case may be, in exchange for payment of the principal amount so assigned and all interest and fees accrued on the amount so assigned, plus all other Obligations then due and payable to the Affected Lender; provided, however, that (x) such assignment shall be in accordance with the provisions of Section 18, shall be without recourse, representation or warranty and shall be on terms and conditions reasonably satisfactory to such Affected Lender and such Replacement Lender and/or non-Affected Lenders, as the case may be, and (y) prior to any such assignment, the Borrowers shall have paid to such Affected Lender all amounts properly demanded and unreimbursed under Section 4.4, 4.5 and 4.8.

     Section 5. GUARANTIES. Each of the Guarantors will jointly and severally guaranty all of the Obligations pursuant to its Guaranty. The Obligations are full recourse obligations of each Borrower and each Guarantor, and all of the respective assets and properties of each Borrower and each Guarantor shall be available for the payment in full in cash and performance of the Obligations. Other than during the continuance of a Default or an Event of Default, at the request of the Borrower Representative, the Guaranty of any Subsidiary Guarantor shall be released by the Agent if and when all of the Real Estate owned by such Subsidiary Guarantor shall cease to be Unencumbered Properties pursuant to the terms of this Agreement.

     Section 6. REPRESENTATIONS AND WARRANTIES. Each of the Borrowers for itself and for each of the other Borrowers and for each Guarantor insofar as any such statements relate to such Guarantor represents and warrants to the Agent and the Lenders all of the statements contained in this Section 6.

     Section 6.1.   Authority; Etc.

     (a)  Organization; Good Standing.

               (i) SALP is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware; Holdings is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; each of SALP and Holdings has all requisite partnership or corporate, as the case may be, power to own its respective properties and conduct its respective business as now conducted and as presently contemplated; and each of SALP and Holdings is in good standing as a foreign entity and is duly authorized to do business in the jurisdictions where the Real Estate owned by it is located and in each other jurisdiction where such qualification is necessary except where a failure to be so qualified in such other jurisdiction would not have a materially adverse effect on any of their respective businesses, assets or financial conditions.

              (ii) Sovran is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland; each Subsidiary of Sovran is duly organized, validly existing and in good standing as a corporation or partnership or other entity, as the case may be, under the laws of the state of its organization; Sovran and each of its Subsidiaries has all requisite corporate or partnership or other entity, as the case may be, power to own its respective properties and conduct its respective business as now conducted and as presently contemplated; and Sovran and each of its Subsidiaries is in good standing as a foreign entity and is duly authorized to do business in the jurisdictions where such qualification is necessary (including, as to Sovran, in the State of New York) except where a failure to be so qualified in such other jurisdiction would not have a materially adverse effect on the business, assets or financial condition of Sovran or such Subsidiary.

             (iii) As to each subsequent Guarantor, a provision similar, as applicable, to (a) (i) or (ii) above shall be included in each such subsequent Guarantor's Subsidiary Guaranty, and the Borrowers shall be deemed to make for itself and on behalf of each such subsequent Guarantor a representation and warranty as to such provision regarding such subsequent Guarantor.

     (b)  Capitalization.

               (i) The outstanding equity of SALP is comprised of a general partner interest and limited partner interests, all of which have been duly issued and are outstanding and fully paid and non-assessable as set forth in Schedule 6.1(b) hereto. All of the issued and outstanding general partner interests of SALP are owned and held of record by Holdings; all of the limited partner interests of SALP are owned and held of record as set forth in Schedule 6.1(b) hereto. Except as set forth in the Agreement of Limited Partnership of SALP or as disclosed in Schedule 6.1(b) hereto, as of the Closing Date there are no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in SALP. Except as disclosed in Schedule 6.1(b), there are no outstanding commitments, options, warrants, calls or other agreements (whether written or oral) binding on SALP or Sovran which require or could require SALP or Sovran to sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any equity interests of SALP. No general partnership interests of SALP are subject to any restrictions on transfer or any partner agreements, voting agreements, trust deeds, irrevocable proxies, or any other similar agreements or interests (whether written or oral).

              (ii)  As of the Closing Date, the authorized
          capital stock of, or any other equity interests in Holdings are as set forth in Schedule 6.1(b), and the issued and outstanding voting and non-voting shares of the common stock of Holdings, and all of the other equity interests in Holdings, all of which have been duly issued and are outstanding and fully paid and non-assessable, are owned and held of record by Sovran. Except as disclosed in Schedule 6.1(b), as of the Closing Date there are no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in Holdings, and there are no outstanding options, warrants, or other similar rights to acquire any shares of any class in the capital of or any other equity interests in Holdings. As of the Closing Date there are no outstanding commitments, options, warrants, calls or other agreements or obligations (whether written or oral) binding on Holdings to issue, sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any shares of any class in the capital of or other equity interests in Holdings. No shares of, or equity interests in Holdings held by Sovran are subject to any restrictions on transfer pursuant to any of Holding's applicable charter, by-laws or any shareholder agreements, voting agreements, voting trusts, trust agreements, trust deeds, irrevocable proxies or any other similar agreements or instruments (whether written or oral).

     (c) Due Authorization. The execution, delivery and performance of this Agreement and the other Loan Documents to which any of the Borrowers or any of the Guarantors is or is to become a party and the transactions contemplated hereby and thereby (i) are within the authority of such Borrower and such Guarantor, (ii) have been duly authorized by all necessary proceedings on the part of such Borrower or such Guarantor and any general partner or other controlling Person thereof, (iii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which such Borrower or such Guarantor is subject or any judgment, order, writ, injunction, license or permit applicable to such Borrower or such Guarantor, (iv) do not conflict with any provision of the agreement of limited partnership, any certificate of limited partnership, the charter documents or by-laws of such Borrower or such Guarantor or any general partner or other controlling Person thereof, and (v) do not contravene any provisions of, or constitute a default, Default or Event of Default hereunder or a failure to comply with any term, condition or provision of, any other agreement, instrument, judgment, order, decree, permit, license or undertaking binding upon or applicable to such

Borrower or such Guarantor or any of such Borrower's or such Guarantor's properties (except for any such failure to comply under any such other agreement, instrument, judgment, order, decree, permit, license, or undertaking as would not materially and adversely affect the condition (financial or otherwise), properties, business or results of operations of any Borrower, the Operating Subsidiaries or any Guarantor) or result in the creation of any mortgage, pledge, security interest, lien, encumbrance or charge upon any of the properties or assets of any Borrower, the Operating Subsidiaries or any Guarantor.

     (d) Enforceability. Each of the Loan Documents to which any of the Borrowers or any of the Guarantors is a party has been duly executed and delivered and constitutes the legal, valid and binding obligations of each such Borrower and each such Guarantor, as the case may be, subject only to applicable bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and to the fact that the availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

     Section 6.2. Governmental Approvals. The execution, delivery and performance by each Borrower of this Agreement and by each Borrower and each Guarantor of the other Loan Documents to which such Borrower or such Guarantor is or is to become a party and the transactions contemplated hereby and thereby do not require (i) the approval or consent of any governmental agency or authority other than those already obtained, or (ii) filing with any governmental agency or authority, other than filings which will be made with the SEC when and as required by law.

     Section 6.3.   Title to Properties; Leases.

     The Borrowers, the Guarantors and their respective
Subsidiaries each has good title to all of its respective properties, assets and rights of every name and nature purported to be owned by it, including, without limitation, that:

     (a) As of the Closing Date (with respect to Unencumbered Properties designated as such on the Closing Date) or the date of designation as an Unencumbered Property (with respect to Unencumbered Properties acquired and/or designated as such after the Closing Date), and in each case to the best of its knowledge thereafter, a Borrower or (if after the Closing Date) a Guarantor holds good and clear record and marketable fee simple title to the Unencumbered Properties, subject to no rights of others, including any mortgages, conditional sales agreements, title retention agreements, liens or encumbrances, except for Permitted Liens.

     (b) Each of the Borrowers and each of the then Guarantors will, as of the Closing Date, own all of the assets as reflected in the financial statements of the Borrowers described in
Section 6.4 or acquired since the date of such financial statements (except property and assets sold or otherwise disposed of in the ordinary course of business since that date).

     (c) Each of the direct or indirect interests of the Borrowers or Holdings in any Partially-Owned Entity is set forth on Schedule 6.3 hereto, including the type of entity in which the interest is held, the percentage interest owned by such Borrower or Holdings in such entity, the capacity in which such Borrower or Holdings holds the interest, and such Borrower's or Holdings' ownership interest therein.

     Section 6.4.   Financial Statements.  The following
financial statements have been furnished to each of the Lenders:

     (a) The audited consolidated balance sheet of Sovran and its Subsidiaries (including, without limitation, SALP) as of December 31, 1996 and their related consolidated income statements for the fiscal year ended December 31, 1996 and the unaudited consolidated balance sheet of Sovran and its Subsidiaries as of September 30, 1997 and their related consolidated income statements for the fiscal quarter then ended, certified by the chief financial officer of Sovran. Such balance sheet and income statements have been prepared in accordance with GAAP and fairly present the financial condition of Sovran and its Subsidiaries as of the close of business on the dates thereof and the results of operations for the fiscal periods then ended. There are no contingent liabilities of Sovran as of such dates involving material amounts, known to the officers of the Borrowers, not disclosed in said financial statements and the related notes thereto.

     (b)  The SEC Filings.

     Section 6.5    Fiscal Year.  The Borrowers and their
respective Subsidiaries each has a fiscal year which is the twelve months ending on December 31 of each calendar year.

     Section 6.6. Franchises, Patents, Copyrights, Etc. Each Borrower, each Guarantor and each of their respective Subsidiaries possesses all franchises, patents, copyrights, trademarks, trade names, licenses and permits, and rights in respect of the foregoing, adequate for the conduct of their respective businesses substantially as now conducted without known conflict with any rights of others, including all Permits.

     Section 6.7. Litigation. Except as stated on Schedule 6.7 there are no actions, suits, proceedings or investigations of any kind pending or threatened against any Borrower, any Guarantor or any of their respective Subsidiaries before any court, tribunal or administrative agency or board that, if adversely determined, might, either individually or in the aggregate, materially adversely affect the properties, assets, financial condition or business of such Borrower, such Guarantor or their respective Subsidiaries or materially impair the right of such Borrower, such Guarantor or their respective Subsidiaries to carry on their respective businesses substantially as now conducted by them, or result in any substantial liability not adequately covered by insurance, or for which adequate reserves are not maintained, as reflected in the applicable financial statements of the Borrowers, or which question the validity of this Agreement or any of the other Loan Documents, or any action taken or to be taken pursuant hereto or thereto.

     Section 6.8. No Materially Adverse Contracts, Etc. None of any Borrower, any Guarantor or any of their respective Subsidiaries is subject to any charter, corporate, partnership or other legal restriction, or any judgment, decree, order, rule or regulation that has or is expected in the future to have a materially adverse effect on their respective businesses, assets or financial conditions. None of any Borrower, any Guarantor or any of their respective Subsidiaries is a party to any contract or agreement that has or is expected, in the judgment of their respective officers, to have any materially adverse effect on the respective businesses of such Borrower, such Guarantor or any of their respective Subsidiaries.

     Section 6.9. Compliance With Other Instruments, Laws, Etc. None of any Borrower, any Guarantor or any of their respective Subsidiaries is in violation of any provision of its partnership agreement, charter documents, bylaws or other organizational documents, as the case may be, or any respective agreement or instrument to which it may be subject or by which it or any of its properties may be bound or any decree, order, judgment, statute, license, rule or regulation, in any of the foregoing cases in a manner that could result, individually or in the aggregate, in the imposition of substantial penalties or materially and adversely affect the financial condition, properties or businesses of such Borrower, such Guarantor or any of their respective Subsidiaries.

     Section 6.10.  Tax Status.

     (a) (i) Each of the Borrowers, the Guarantors and their respective Subsidiaries (A) has timely made or filed all federal, state and local income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject,
(B) has paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, and (C) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply, and (ii) there are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the respective officers of the Borrowers and the Guarantors and their respective Subsidiaries know of no basis for any such claim.

     (b) To the best of the Borrowers' knowledge, each Partially-Owned Entity (i) has timely made or filed all federal, state and local income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject,
(ii) has paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, and (iii) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. To the best of the Borrowers' knowledge, except as otherwise disclosed in writing to the Agent, there are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction from any Partially-Owned Entity, and the officers of the Borrowers know of no basis for any such claim.

     Section 6.11. No Event of Default; No Materially Adverse Changes. No default, Default or Event of Default has occurred and is continuing. Since September 30, 1997 there has occurred no materially adverse change in the financial condition or business of Sovran and its Subsidiaries or SALP and its Subsidiaries as shown on or reflected in the consolidated balance sheet of Sovran and its Subsidiaries as at September 30, 1997, or the consolidated statement of income for the fiscal quarter then ended, other than changes in the ordinary course of business that have not had any materially adverse effect either individually or in the aggregate on the business or financial condition or properties of Sovran, SALP or any of their respective Subsidiaries.

     Section 6.12.  Investment Company Acts.  None of any
Borrower, any Guarantor or any of their respective Subsidiaries is an "investment company", or an "affiliated company" or a "principal underwriter" of an "investment company", as such terms are defined in the Investment Company Act of 1940.

     Section 6.13. Absence of UCC Financing Statements, Etc. Except for Permitted Liens, as of the Closing Date there will be no financing statement, security agreement, chattel mortgage, real estate mortgage, equipment lease, financing lease, option, encumbrance or other document filed or recorded with any filing records, registry, or other public office, that purports to cover, affect or give notice of any present or possible future lien or encumbrance on, or security interest in, any Unencumbered Property. Neither any Borrower nor any Guarantor has pledged or granted any lien on or security interest in or otherwise encumbered or transferred any of their respective interests in any Subsidiary (including in the case of Sovran, its interests in SALP, and in the case of any Borrower, its interests in the Operating Subsidiaries) or in any Partially-Owned Entity.

     Section 6.14. Absence of Liens. A Borrower or a Guarantor is the owner of the Unencumbered Properties free from any lien, security interest, encumbrance and any other claim or demand, except for Permitted Liens.

     Section 6.15.  Certain Transactions.  Except as set forth on
Schedule 6.15, none of the officers, partners, directors, or employees of any Borrower or any Guarantor or any of their respective Subsidiaries is presently a party to any transaction with any Borrower, any Guarantor or any of their respective Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, partner, director or such employee or, to the knowledge of the Borrowers, any corporation, partnership, trust or other entity in which any officer, partner, director, or any such employee or natural Person related to such officer, partner, director or employee or other Person in which such officer, partner, director or employee has a direct or indirect beneficial interest has a substantial interest or is an officer, director, trustee or partner.

     Section 6.16.  Employee Benefit Plans.

          Section 6.16.1.  In General.

          Each Employee Benefit Plan and each Guaranteed Pension Plan has been maintained and operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions and the bonding of fiduciaries and other persons handling plan funds as required by Section 412 of ERISA. The Borrowers have heretofore delivered to the Agent the most recently completed annual report, Form 5500, with all required attachments, and actuarial statement required to be submitted under Section 103(d) of ERISA, with respect to each Guaranteed Pension Plan.

          Section 6.16.2.  Terminability of Welfare Plans.

          No Employee Benefit Plan, which is an employee welfare benefit plan within the meaning of Section 3(1) or
     Section 3(2)(B) of ERISA, provides benefit coverage subsequent to termination of employment, except as required by Title I, Part 6 of ERISA or the applicable state insurance laws. The Borrowers may terminate each such Plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) in the discretion of the Borrowers without liability to any Person other than for claims arising prior to termination.

          Section 6.16.3.  Guaranteed Pension Plans.

          Each contribution required to be made to a Guaranteed Pension Plan, whether required to be made to avoid the incurrence of an accumulated funding deficiency, the notice or lien provisions of Section 302(f) of ERISA, or otherwise, has been timely made. No waiver of an accumulated funding deficiency or extension of amortization periods has been received with respect to any Guaranteed Pension Plan, and neither any Borrower or any Guarantor nor any ERISA Affiliate is obligated to or has posted security in connection with an amendment to a Guaranteed Pension Plan pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code. No liability to the PBGC (other than required insurance premiums, all of which have been paid) has been incurred by any Borrower or any Guarantor or any ERISA Affiliate with respect to any Guaranteed Pension Plan and there has not been any ERISA Reportable Event (other than an ERISA Reportable Event as to which the requirement of 30 days notice has been waived), or any other event or condition which presents a material risk of termination of any Guaranteed Pension Plan by the PBGC. Based on the latest valuation of each Guaranteed Pension Plan (which in each case occurred within twelve months of the date of this representation), and on the actuarial methods and assumptions employed for that valuation, the aggregate benefit liabilities of all such Guaranteed Pension Plans within the meaning of Section 4001 of ERISA did not exceed the aggregate value of the assets of all such Guaranteed Pension Plans, disregarding for this purpose the benefit liabilities and assets of any Guaranteed Pension Plan with assets in excess of benefit liabilities, by more than $500,000.

          Section 6.16.4.   Multiemployer Plans.

          Neither any Borrower or any Guarantor nor any ERISA Affiliate has incurred any material liability (including secondary liability) to any Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan under Section 4201 of ERISA or as a result of a sale of assets described in Section 4204 of ERISA. Neither any Borrower nor any ERISA Affiliate has been notified that any Multiemployer Plan is in reorganization or insolvent under and within the meaning of Section 4241 or Section 4245 of ERISA or is at risk of entering reorganization or becoming insolvent, or that any Multiemployer Plan intends to terminate or has been terminated under Section 4041A of ERISA.

     Section 6.17. Regulations U and X. The proceeds of the Loans shall be used for the purposes described in Section 7.12. No portion of any Loan is to be used for the purpose of purchasing or carrying any "margin security" or "margin stock" as such terms are used in Regulations U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R. Parts 221 and 224.

     Section 6.18. Environmental Compliance. The Borrowers have caused environmental assessments to be conducted and/or taken other steps to investigate the past and present environmental condition and usage of the Real Estate and the operations conducted thereon. Based upon such assessments and/or investigation, the Borrowers have determined that:

     (a) None of any Borrower, any Guarantor, any of their respective Subsidiaries or any operator of the Real Estate or any portion thereof, or any operations thereon is in violation, or alleged violation, of any judgment, decree, order, law, license, rule or regulation pertaining to environmental matters, including without limitation, those arising under the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), the Federal Clean Water Act, the Federal Clean Air Act, the Toxic Substances Control Act, or any state or local statute, regulation, ordinance, order or decree relating to health, safety or the environment (hereinafter "Environmental

Laws"), which violation or alleged violation has, or its remediation would have, by itself or when aggregated with all such other violations or alleged violations, a material adverse effect on the environment or the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property.

     (b) None of any Borrower, any Guarantor or any of their respective Subsidiaries has received notice from any third party, including, without limitation, any federal, state or local governmental authority, (i) that it has been identified by the United States Environmental Protection Agency ("EPA) as a potentially responsible party under CERCLA with respect to a site listed on the National Priorities List, 40 C.F.R. Part 300 Appendix B (1986), (ii) that any hazardous waste, as defined by 42 U.S.C. Section 6903(5), any hazardous substances as defined by 42 U.S.C. Section 9601(14), any pollutant or contaminant as defined by 42 U.S.C. Section 9601(33) or any toxic substances, oil or hazardous materials or other chemicals or substances regulated by any Environmental Laws ("Hazardous Substances") which it has generated, transported or disposed of has been found at any site at which a federal, state or local agency or other third party has conducted or has ordered that any Borrower, any Guarantor or any of their respective Subsidiaries conduct a remedial investigation, removal or other response action pursuant to any Environmental Law, or (iii) that it is or shall be a named party to any claim, action, cause of action, complaint, or legal or administrative proceeding (in each case, contingent or otherwise) arising out of any third party's incurrence of costs, expenses, losses or damages of any kind whatsoever in connection with the release of Hazardous Substances; which event described in any such notice would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property.

     (c) Except as set forth on Schedule 6.18, (i) no portion of the Real Estate has been used for the handling, processing, storage or disposal of Hazardous Substances except in accordance with applicable Environmental Laws; and no underground tank or other underground storage receptacle for Hazardous Substances is located on any portion of any Real Estate except in accordance with applicable Environmental Laws, (ii) in the course of any activities conducted by the Borrowers, the Guarantors, their respective Subsidiaries or the operators of their respective properties, or any ground or space tenants on any Real Estate, no Hazardous Substances have been generated or are being used on such Real Estate except in accordance with applicable Environmental Laws, (iii) there has been no present or past releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping (a "Release") or threatened Release of Hazardous Substances on, upon, into or from the Real Estate, (iv) there have been no Releases on, upon, from or into any real property in the vicinity of any of the Real Estate which, through soil or groundwater contamination, may have come to be located on such Real Estate, and (v) any Hazardous Substances that have been generated on any of the Real Estate during ownership thereof by a Borrower or a Guarantor or any of their respective Subsidiaries have been transported off-site only by carriers having an identification number issued by the EPA, treated or disposed of only by treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities have been and are, to the best of the Borrowers' knowledge, operating in compliance with such permits and applicable Environmental Laws; any of which events described in clauses (i) through (v) above would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property. Notwithstanding that the representations contained herein are limited to the knowledge of the Borrowers, any such limitation shall not affect the covenants specified in Section 7.11 or elsewhere in this Agreement.

     (d) None of any Borrower, any Guarantor or any of the Real Estate is subject to any applicable Environmental Law requiring the performance of Hazardous Substances site assessments, or the removal or remediation of Hazardous Substances, or the giving of notice to any governmental agency or the recording or delivery to other Persons of an environmental disclosure document or statement, by virtue of the transactions set forth herein and contemplated hereby, or as a condition to the effectiveness of any other transactions contemplated hereby.

     Section 6.19. Subsidiaries. Schedule 6.19 sets forth all of the respective Subsidiaries of Sovran or SALP, and Schedule
6.19 will be updated to reflect any subsequent Guarantor and its Subsidiaries, if any.

     Section 6.20. Loan Documents. All of the representations and warranties of the Borrowers and the Guarantors made in this Agreement and in the other Loan Documents or any document or instrument delivered to the Agent or the Lenders pursuant to or in connection with any of such Loan Documents are true and correct in all material respects and do not include any untrue statement of a material fact or omit to state a material fact required to be stated or necessary to make such representations and warranties not materially misleading.

     Section 6.21. REIT Status. Sovran has not taken any action that would prevent it from maintaining its qualification as a REIT for its tax year ended December 31, 1997 or from maintaining such qualification at all times during the term of the Loans. Sovran is not a "pension held REIT" within the meaning of
Section 856(h)(3)(D) of the Code.

     Section 6.22.  Subsequent Guarantors.  The foregoing
representations and warranties in Section 6.3 through
Section 6.20, as the same are true, correct and applicable to Guarantors existing on the Closing Date, shall be true, correct and applicable to each subsequent Guarantor.

     Section 6.23. Trading Status. No security of Sovran traded on the New York Stock Exchange has been suspended from trading.

     Section 6.24.  Title Policies.  To the best of the
Borrowers' knowledge, except as set forth on Schedule 6.24 hereto, each of the Title Policies delivered to the Agent pursuant to Section 10.5 with respect to an Unencumbered Property remains true and correct in all material respects as of the Closing Date.

     Section 7. AFFIRMATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS. Each of the Borrowers for itself and on behalf of each of the Guarantors (if and to the extent expressly included in Subsections contained in this Section) covenants and agrees that, so long as any Loan or Note is outstanding or the Lenders have any obligation to make any Loans:

     Section 7.1. Punctual Payment. The Borrowers will duly and punctually pay or cause to be paid the principal and interest on the Loans and all interest, fees, charges and other amounts provided for in this Agreement and the other Loan Documents, all in accordance with the terms of this Agreement and the Notes, and the other Loan Documents.

     Section 7.2. Maintenance of Office. Each of the Borrowers and the Guarantors will maintain its chief executive office in Williamsville, New York, or at such other place in the contiguous United States of America as each of them shall designate upon written notice to the Agent to be delivered within five (5) days of such change, where notices, presentations and demands to or upon the Borrowers and the Guarantors, as the case may be, in respect of the Loan Documents may be given or made.

     Section 7.3. Records and Accounts. Each of the Borrowers and the Guarantors will (a) keep, and cause each of its Subsidiaries to keep, true and accurate records and books of account in which full, true and correct entries will be made in accordance with GAAP, (b) maintain adequate accounts and reserves for all taxes (including income taxes), contingencies, depreciation and amortization of its properties and the properties of its Subsidiaries and (c) at all times engage Ernst & Young LLP or other Accountants as the independent certified public accountants of Sovran, SALP and their respective Subsidiaries and will not permit more than thirty (30) days to elapse between the cessation of such firm's (or any successor firm's) engagement as the independent certified public accountants of Sovran, SALP and their respective Subsidiaries and the appointment in such capacity of a successor firm as Accountants.

     Section 7.4.   Financial Statements, Certificates and
Information.  The Borrowers will deliver to the Agent:

     (a) as soon as practicable, but in any event not later than ninety (90) days after the end of each of its fiscal years:

          (i) in the case of SALP, if prepared, the audited consolidated balance sheet of SALP and its subsidiaries at the end of such year, and the related audited consolidated statements of income, funds available for distribution and cash flows for the year then ended, in each case (except for cash flow statements) with supplemental consolidating schedules provided by SALP; and

          (ii) in the case of Sovran, the audited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 7.6 or Section 7.7 hereof) balance sheet of Sovran and its subsidiaries (including, without limitation, SALP and its subsidiaries) at the end of such year, and the related audited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to
          Section 7.6 or Section 7.7 hereof) statements of income, funds available for distribution, and cash flows for the year then ended;

each setting forth in comparative form the figures for the previous fiscal year and all such statements to be in reasonable detail, prepared in accordance with GAAP, and, in each case, accompanied by an auditor's report prepared without qualification by the Accountants, together with a written statement from such Accountants to the effect that they have read a copy of this Agreement, and that, in making the examination necessary to said certification, they have obtained no knowledge of any default, Default, Event of Default or of any facts or circumstances that would cause Sovran not to continue to qualify as a REIT for federal income tax purposes, or, if such accountants shall have obtained knowledge of any then existing default, Default, Event of Default or such facts or circumstances, they shall make disclosure thereof in such statement;

     (b) as soon as practicable, but in any event not later than forty-five (45) days after the end of each of its fiscal quarters:

          (i) in the case of SALP, if prepared, copies of the unaudited consolidated balance sheet of SALP and its subsidiaries as at the end of such quarter, and the related unaudited consolidated statements of income, funds available for distribution and cash flows for the portion of SALP's fiscal year then elapsed, with supplemental consolidating schedules (except with respect to cash flow statements) provided by SALP; and

          (ii) in the case of Sovran, copies of the unaudited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 7.6 or Section 7.7 hereof) balance sheet of Sovran and its subsidiaries (including, without limitation, SALP and its subsidiaries) as at the end of such quarter, and the related unaudited consolidated and consolidating (for

          Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to
          Section 7.6 or Section 7.7 hereof) statements of income, funds available for distribution and cash flows for the portion of Sovran's fiscal year then elapsed;

all in reasonable detail and prepared in accordance with GAAP, together with a certification by the principal financial officer of SALP or Sovran, as applicable, that the information contained in such financial statements fairly presents the financial position of SALP or Sovran (as the case may be) and its subsidiaries on the date thereof (subject to year-end adjustments);

     (c) simultaneously with the delivery of the financial statements referred to in subsections (a) and (b) above, a statement in the form of Exhibit D hereto signed by the chief financial officer of SALP or Sovran, as applicable, and (if applicable) reconciliations to reflect changes in GAAP since September 30, 1997; and, in the case of Sovran, setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof;

     (d) promptly as they become available, a copy of each report (including any so-called management letters) submitted to any Borrower or any Guarantor or any of their respective subsidiaries by the Accountants in connection with each annual audit of the books of any Borrower or any Guarantor or such subsidiary by such Accountants or in connection with any interim audit thereof pertaining to any phase of the business of any Borrower or any Guarantor or any such subsidiary;

     (e) contemporaneously with the filing or mailing thereof, copies of all material of a financial nature sent to the holders of any Indebtedness of any Borrower or any Guarantor (other than the Loans) for borrowed money, to the extent that the information or disclosure contained in such material refers to or could reasonably be expected to have a material adverse effect on the business, assets, financial condition or prospects, or operations of any Borrower or any Guarantor;

     (f) contemporaneously with the filing or mailing thereof, copies of all material of a financial nature filed with the SEC or sent to the stockholders of Sovran;

     (g) as soon as practicable, but in any event not later than ninety (90) days after the end of each fiscal year of Sovran, copies of the Form 10-K statement filed by Sovran with the SEC for such fiscal year, and as soon as practicable, but in any event not later than forty-five (45) days after the end of each fiscal quarter of Sovran, copies of the Form 10-Q statement filed by Sovran with the SEC for such fiscal quarter; and

     (h) from time to time such other financial data and information about the Borrowers, the Guarantors, their respective Subsidiaries, the Real Estate and the Partially-Owned Entities which is prepared by such Person in the normal course of its business or is required for securities and tax law compliance as the Agent or any Lender may reasonably request, including without limitation occupancy information, existing environmental reports, and insurance certificates with respect to the Real Estate (including the Unencumbered Properties) and tax returns.

     Section 7.5.   Notices.

     (a) Defaults. Each Borrower will, and will cause each Guarantor, as applicable, to, promptly notify the Agent in writing of the occurrence of any default, Default or Event of Default. If any Person shall give any notice or take any other action in respect of (x) a claimed default (whether or not constituting a Default or an Event of Default) under this Agreement or (y) a claimed default by any Borrower, any Guarantor or any of their respective Subsidiaries, as applicable, under any note, evidence of Indebtedness, indenture or other obligation to which or with respect to which any of them is a party or obligor, whether as principal, guarantor or surety, and such default would permit the holder of such note or obligation or other evidence of Indebtedness to accelerate the maturity thereof or otherwise cause the entire Indebtedness to become due, such Borrower or such Guarantor, as the case may be, shall forthwith give written notice thereof to the Agent, describing the notice or action and the nature of the claimed failure to comply.

     (b) Environmental Events. Each Borrower will, and will cause each Guarantor to, promptly give notice in writing to the Agent (i) upon such Borrower's or such Guarantor's obtaining knowledge of any material violation of any Environmental Law regarding any Real Estate or such Borrower's or such Guarantor's operations or the operations of any of their Subsidiaries, (ii) upon such Borrower's or such Guarantor's obtaining knowledge of any known Release of any Hazardous Substance at, from, or into any Real Estate which it reports in writing or is reportable by it in writing to any governmental authority and which is material in amount or nature or which could materially affect the value of such Real Estate, (iii) upon such Borrower's or such Guarantor's receipt of any notice of material violation of any Environmental Laws or of any material Release of Hazardous Substances in violation of any Environmental Laws or any matter that may be a Disqualifying Environmental Event, including a notice or claim of liability or potential responsibility from any third party (including without limitation any federal, state or local governmental officials) and including notice of any formal inquiry, proceeding, demand, investigation or other action with regard to (A) such Borrower's or such Guarantor's or any other Person's operation of any Real Estate, (B) contamination on, from or into any Real Estate, or (C) investigation or remediation of off-site locations at which such Borrower or such Guarantor or any of its predecessors are alleged to have directly or indirectly disposed of Hazardous Substances, or (iv) upon such Borrower's or such Guarantor's obtaining knowledge that any expense or loss has been incurred by such governmental authority in connection with the assessment, containment, removal or remediation of any Hazardous Substances with respect to which such Borrower or such Guarantor or any Partially-Owned Entity may be liable or for which a lien may be imposed on any Real Estate; any of which events described in clauses (i) through (iv) above would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property.

     (c) Notification of Claims against Unencumbered Properties. Each Borrower will, and will cause each Guarantor to, promptly upon becoming aware thereof, notify the Agent in writing of any setoff, claims, withholdings or other defenses to which any of the Unencumbered Properties are subject, which (i) would have a material adverse effect on (x) the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or (y) the value of such Unencumbered Property, or (ii) with respect to such Unencumbered Property, constitute a Disqualifying Environmental Event, a Disqualifying Legal Event, a Disqualifying Building Event or a Lien which is not a Permitted Lien.

     (d) Notice of Litigation and Judgments. Each Borrower will, and will cause each Guarantor to, and the Borrowers will cause each of their respective Subsidiaries to, give notice to the Agent in writing within ten (10) days of becoming aware of any litigation or proceedings threatened in writing or any pending litigation and proceedings an adverse determination in which could materially affect any Borrower, any Guarantor or any of their respective Subsidiaries or any Unencumbered Property or to which any Borrower, any Guarantor or any of their respective Subsidiaries is or is to become a party involving an uninsured claim against any Borrower, any Guarantor or any of their respective Subsidiaries that could reasonably be expected to have a materially adverse effect on such Borrower or such Guarantor or their respective properties, business, assets, financial condition or prospects or on the value or operation of the Unencumbered Properties and stating the nature and status of such litigation or proceedings. Each Borrower will, and will cause each of the Guarantors and the Subsidiaries to, give notice to the Agent, in writing, in form and detail reasonably satisfactory to the Agent, within ten (10) days of any judgment not covered by insurance, final or otherwise, against any Borrower, any Guarantor or any of their Subsidiaries in an amount in excess of $100,000.

     (e) Acquisition of Real Estate. The Borrower Representative shall notify the Agent in writing within seven (7) days of the acquisition of any Real Estate by any Borrower, any Guarantor, any of their respective Subsidiaries or any Partially-Owned Entity (whether or not such acquisition was made with proceeds of the Loans), which notice shall include, with respect to such Real Estate, its owner (if other than SALP), its address, a brief description, a summary of occupancy levels, a proforma and historic (if available) income statement and a summary of the key business terms of such acquisition (including sources and uses of funds for such acquisition), a summary of the principal terms of any financing for such Real Estate, and a statement as to whether such Real Estate qualifies as an Unencumbered Property.

     Section 7.6. Existence of SALP, Holdings and Subsidiary Guarantors; Maintenance of Properties. SALP for itself and for Holdings and each Subsidiary Guarantor (insofar as any such statements relate to Holdings or such Subsidiary Guarantor) will do or cause to be done all things necessary to, and shall, preserve and keep in full force and effect its existence as a limited partnership, corporation or another legally constituted entity, and will do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries, and will not, and will not cause or permit any of its Subsidiaries to, convert to a limited liability company or a limited liability partnership. SALP shall be the owner of substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to own any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. SALP (a) will cause all necessary repairs, renewals, replacements, betterments and improvements to be made to all Real Estate owned or controlled by it or by any of its Subsidiaries or any Subsidiary Guarantor, all as in the judgment of SALP or such Subsidiary or such Subsidiary Guarantor may be necessary so that the business carried on in connection therewith may be properly conducted at all times, subject to the terms of the applicable Leases and partnership agreements or other entity charter documents, (b) will cause all of its other properties and those of its Subsidiaries and the Subsidiary Guarantors used or useful in the conduct of its business or the business of its Subsidiaries or such Subsidiary Guarantor to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, and (c) will, and will cause each of its Subsidiaries and each Subsidiary Guarantor to, continue to engage exclusively in the business of owning and operating self storage facilities, which self storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Section 7.6 shall prevent any Borrower from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of SALP, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of the Borrowers and their respective Subsidiaries on a consolidated basis. Holdings shall at all times be a wholly-owned Subsidiary of Sovran and the sole general partner of SALP.

     Section 7.7. Existence of Sovran; Maintenance of REIT Status of Sovran; Maintenance of Properties. Sovran will do or cause to be done all things necessary to preserve and keep in full force and effect its existence as a Maryland corporation. Sovran will at all times maintain its status as a REIT and not to take any action which could lead to its disqualification as a REIT. Sovran shall at all times maintain its listing on the New York Stock Exchange. Sovran will continue to operate as a fully-integrated, self-administered and self-managed real estate investment trust which, together with its Subsidiaries (including, without limitation SALP) owns and operates an improved property portfolio comprised exclusively of self-storage facilities. Sovran will not engage in any business other than the business of acting as a REIT and serving as a limited partner of SALP and as a member, partner or stockholder of other Persons as permitted by this Agreement. Sovran shall conduct all or substantially all of its business operations through SALP, and shall not own real estate assets outside of its interests in SALP. Sovran shall cause SALP to own substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to become the owner of any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. Sovran shall do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries. Sovran shall (a) cause all of its properties and those of its Subsidiaries used or useful in the conduct of its business or the business of its Subsidiaries to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, (b) cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of Sovran may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times, and (c) cause SALP and each of its Subsidiaries to continue to engage exclusively in the business of owning and operating self storage facilities, which self-storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Section 7.7 shall prevent Sovran from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of Sovran, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of Sovran and its Subsidiaries on a consolidated basis.

     Section 7.8. Insurance. Each Borrower will, and will cause each Guarantor to, maintain with respect to its properties, and will cause each of its Subsidiaries to maintain with financially sound and reputable insurers, insurance with respect to such properties and its business against such casualties and contingencies as shall be in accordance with the general practices of businesses having similar operations and real estate portfolios in similar geographic areas and in amounts, containing such terms, in such forms and for such periods as may be reasonable and prudent.

     Section 7.9. Taxes. Each Borrower will, and will cause each Guarantor to, pay or cause to be paid real estate taxes, other taxes, assessments and other governmental charges against the Real Estate before the same become delinquent and will duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue, all taxes, assessments and other governmental charges imposed upon its sales and activities, or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies that if unpaid might by law become a lien or charge upon any of the Real Estate; provided that any such tax, assessment, charge, levy or claim need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if such Borrower or such Guarantor shall have set aside on its books adequate reserves with respect thereto; and provided further that such Borrower or such Guarantor will pay all such taxes, assessments, charges, levies or claims forthwith upon the commencement of proceedings to foreclose any lien that may have attached as security therefor. If requested by the Agent, the Borrowers will provide evidence of the payment of real estate taxes, other taxes, assessments and other governmental charges against the Real Estate in the form of receipted tax bills or other form reasonably acceptable to the Agent.

     Section 7.10. Inspection of Properties and Books. Each Borrower will, and will cause each Guarantor to, permit the Lenders, through the Agent or any of the Lenders' other designated representatives, to visit and inspect any of the properties of any Borrower, any Guarantor or any of their respective Subsidiaries, to examine the books of account of the Borrowers, the Guarantors and their respective Subsidiaries (and to make copies thereof and extracts therefrom) and to discuss the affairs, finances and accounts of the Borrowers, the Guarantors and their respective Subsidiaries with, and to be advised as to the same by, its officers, all at such reasonable times and intervals as the Agent may reasonably request; provided that the Borrowers shall only be responsible for the costs and expenses incurred by the Agent in connection with such inspections after the occurrence and during the continuance of an Event of Default. The Agent and each Lender agrees to keep any non-public information delivered or made available by the Borrowers to it confidential from anyone other than persons employed or retained by the Agent or such Lender (including, without limitation, employees, officers, attorneys and other advisors) who, in the reasonable determination of the Agent or such Lender, reasonably need to know such information and who are or are expected to become engaged in evaluating, approving, structuring or administering the Loans or rendering legal advice in connection with the Loans; provided such employees, officers, attorneys and other advisors agree to keep such information confidential in accordance with this Section 7.10; and provided further that nothing herein shall prevent the Agent or any Lender or persons employed or retained by the Agent or such Lender from disclosing such information (i) to any other Lender, (ii) to any other person if reasonably incidental to the administration of the Loans, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority, (v) which has been publicly disclosed other than as a result of a disclosure by the Agent or any Lender which is not permitted by this Agreement, (vi) in connection with any litigation to which the Agent, any Lender, or their respective

Affiliates may be a party, (vii) to the extent reasonably required in connection with the exercise of any remedy hereunder,
(viii) to the Agent's or such Lender's Affiliates, legal counsel and independent auditors, (ix) to any actual or proposed participant or Eligible Assignee of all or part of its rights hereunder, and (x) as otherwise required by law.

     Section 7.11. Compliance with Laws, Contracts, Licenses, and Permits. Each Borrower will, and will cause each Guarantor to, comply with, and will cause each of their respective Subsidiaries to comply with (a) all applicable laws and regulations now or hereafter in effect wherever its business is conducted, including, without limitation, all Environmental Laws and all applicable federal and state securities laws, (b) the provisions of its partnership agreement and certificate or corporate charter and other charter documents and by-laws, as applicable, (c) all material agreements and instruments to which it is a party or by which it or any of its properties may be bound (including the Real Estate and the Leases) and (d) all applicable decrees, orders, and judgments. If at any time while any Loan or Note is outstanding or the Lenders have any obligation to make Loans hereunder, any Permit shall become necessary or required in order that any Borrower may fulfill any of its obligations hereunder, the Borrowers and the Guarantors will immediately take or cause to be taken all reasonable steps within the power of the Borrowers or the Guarantors, as applicable, to obtain such Permit and furnish the Agent with evidence thereof.

     Section 7.12. Use of Proceeds. Subject at all times to the other provisions of this Agreement, the Borrowers will use the proceeds of the Loans solely to finance (a) the acquisition, renovation and construction of self storage facilities, (b) the repayment of Indebtedness, and (c) general working capital needs.

     Section 7.13. Acquisition of Unencumbered Properties. In addition to the requirements of Section 7.5(e), the Borrowers shall, within seven (7) Business Days of the acquisition of an Unencumbered Property or the qualification of any Real Estate as an Unencumbered Property, deliver to the Agent a copy of the Title Policy and the final environmental site assessment for such Unencumbered Property. Such Title Policies and environmental site assessments, as well as insurance certificates, shall not be forwarded to the Lenders by the Agent, but shall be available for inspection by the Lenders at the Agent's Head Office.

     Section 7.14.  Additional Guarantors; Solvency of
Guarantors.

     (a) If, after the Closing Date, a Subsidiary of any Borrower acquires any Real Estate in accordance with Section 7.6 and Section 7.7 that otherwise qualifies as an Unencumbered Property but is owned by a Person other than a then Borrower or Guarantor, the Borrowers shall cause such Person (which Person must be or become a wholly-owned Subsidiary of SALP or Sovran) to execute and deliver a Guaranty to the Agent and the Lenders in substantially the form of Exhibit B hereto prior to such Real

Estate's becoming an Unencumbered Property hereunder.  Such
Guaranty shall evidence consideration and equivalent value.  The
Borrowers will not permit any Guarantor that owns any Unencumbered Properties to have any Subsidiaries.

     (b) The Borrowers shall cause each of the Subsidiary Guarantors to remain solvent and shall provide each of the Subsidiary Guarantors with such funds and assets as such Subsidiary Guarantor shall require in the operation of its business, all in consideration of such Guarantor's execution and delivery of its Guaranty.

     Section 7.15. Further Assurances. Each Borrower will, and will cause each Guarantor to, cooperate with, and to cause each of its Subsidiaries to cooperate with, the Agent and the Lenders and execute such further instruments and documents as the Lenders or the Agent shall reasonably request to carry out to their satisfaction the transactions contemplated by this Agreement and the other Loan Documents.

     Section 7.16. Form of Lease. The Borrowers shall cause every lease for self storage space at an Unencumbered Property to be substantially in the form of Schedule 7.16 with such changes as required by applicable law or competitive market conditions generally applicable to self storage facilities in the market of such Unencumbered Property.

     Section 7.17. Environmental Indemnification. The Borrowers jointly and severally covenant and agree that they will indemnify and hold the Agent and each Lender, and each of their respective Affiliates, harmless from and against any and all claims, expense, damage, loss or liability incurred by the Agent or any Lender (including all reasonable costs of legal representation incurred by the Agent or any Lender, but excluding, as applicable, for the Agent or a Lender any claim, expense, damage, loss or liability as a result of the gross negligence or willful misconduct of the Agent or such Lender or any of their respective Affiliates) relating to (a) any Release or threatened Release of Hazardous Substances on any Real Estate; (b) any violation of any Environmental Laws with respect to conditions at any Real Estate or the operations conducted thereon; (c) the investigation or remediation of off-site locations at which any Borrower, any Guarantor or any of their respective Subsidiaries or their predecessors are alleged to have directly or indirectly disposed of Hazardous Substances; or (d) any action, suit, proceeding or investigation brought or threatened with respect to any Hazardous Substances relating to Real Estate (including, but not limited to, claims with respect to wrongful death, personal injury or damage to property). It is expressly acknowledged by each Borrower that this covenant of indemnification shall survive the payment of the Loans and shall inure to the benefit of the Agent and the Lenders and their respective Affiliates, their respective successors, and their respective assigns under the Loan Documents permitted under this Agreement.

     Section 7.18. Response Actions. Each Borrower covenants and agrees that if any Release or disposal of Hazardous Substances shall occur or shall have occurred on any Real Estate owned by it or any of its Subsidiaries, such Borrower will cause the prompt containment and removal of such Hazardous Substances and remediation of such Real Estate as necessary to comply with all Environmental Laws or to preserve the value of such Real Estate.

     Section 7.19. Environmental Assessments. If the Required Lenders have reasonable grounds to believe that a Disqualifying Environmental Event has occurred with respect to any Unencumbered Property, after reasonable notice by the Agent, whether or not a Default or an Event of Default shall have occurred, the Required Lenders may determine that the affected Real Estate no longer qualifies as an Unencumbered Property; provided that prior to making such determination, the Agent shall give the Borrower Representative reasonable notice and the opportunity to obtain one or more environmental assessments or audits of such Unencumbered Property prepared by a hydrogeologist, an independent engineer or other qualified consultant or expert approved by the Agent, which approval will not be unreasonably withheld, to evaluate or confirm (i) whether any Release of Hazardous Substances has occurred in the soil or water at such Unencumbered Property and (ii) whether the use and operation of such Unencumbered Property materially complies with all Environmental Laws (including not being subject to a matter that is a Disqualifying Environmental Event). Such assessment will then be used by the Agent to determine whether a Disqualifying Environmental Event has in fact occurred with respect to such Unencumbered Property. All such environmental assessments shall be at the sole cost and expense of the Borrowers.

     Section 7.20.  Employee Benefit Plans.

     (a) In General. Each Employee Benefit Plan maintained by any Borrower, any Guarantor or any of their respective ERISA
Affiliates will be operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions.

     (b) Terminability of Welfare Plans. With respect to each Employee Benefit Plan maintained by any Borrower, any Guarantor or any of their respective ERISA Affiliates which is an employee welfare benefit plan within the meaning of Section 3(1) or
Section 3(2)(B) of ERISA, such Borrower, such Guarantor, or any of their respective ERISA Affiliates, as the case may be, has the right to terminate each such plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) without liability other than liability to pay claims incurred prior to the date of termination.

     (c) Unfunded or Underfunded Liabilities. The Borrowers will not, and will not permit any Guarantor to, at any time, have accruing or accrued unfunded or underfunded liabilities with respect to any Employee Benefit Plan, Guaranteed Pension Plan or Multiemployer Plan, or permit any condition to exist under any Multiemployer Plan that would create a withdrawal liability.

     Section 7.21. No Amendments to Certain Documents. The Borrowers will not, and will not permit any Guarantor to, at any time cause or permit its certificate of limited partnership, agreement of limited partnership, articles of incorporation, by-laws or other charter documents, as the case may be, to be modified, amended or supplemented in any respect whatever, without (in each case) the express prior written consent or approval of the Required Lenders, if such changes would affect Sovran's REIT status or otherwise materially adversely affect the rights of the Agent and the Lenders hereunder or under any other Loan Document.

     Section 7.22. Exclusive Credit Facility. The Borrowers will at all times use this Agreement as the Borrower's exclusive revolving credit agreement and will not at any time during the term of this Agreement permit any other revolving credit agreement to be maintained by any Borrower or any Guarantor.

     Section 7.23. Management. Except by reason of death or incapacity, at least two (2) of the Key Management Individuals (as hereinafter defined) shall remain active in the executive and/or operational management, in their current positions and with their current responsibilities (or more senior positions with requisite greater responsibilities), of Sovran; provided, however, if at least two (2) of the Key Management Individuals are not so active in such positions and with such responsibilities (except by reason of death or incapacity as aforesaid), then within ninety (90) days of the occurrence of such event, Sovran shall propose and appoint such individual(s) of comparable experience, reputation and otherwise reasonably acceptable to the Required Lenders to such position(s) such that, after such appointment, such acceptable replacement individuals, together with the Key Management Individuals remaining so active with Sovran in such positions and with such responsibilities, total at least two (2). For purposes hereof, "Key Management Individuals" shall mean and include Robert J. Attea, Kenneth F. Myszka and David L. Rogers.

     Section 8. CERTAIN NEGATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS. Each Borrower for itself and on behalf of the Guarantors covenants and agrees that, so long as any Loan or
Note is outstanding or any of the Lenders has any obligation to make any Loans:

     Section 8.1.   Restrictions on Indebtedness.

     The Borrowers and the Guarantors may, and may permit their respective Subsidiaries to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, any Indebtedness other than the specific Indebtedness which is prohibited under this Section 8.1 and with respect to which each of the Borrowers and the Guarantors will not, and will not permit any Subsidiary to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, singularly or in the aggregate as follows:

     (a) Indebtedness (excluding the Obligations) which is incurred under a revolving credit facility or line of credit with another financial institution;

     (b) Indebtedness which would result in a Default or Event of Default under Section 9 hereof or under any other provision of this Agreement;

     (c) An aggregate amount in excess of $1,000,000 at any one time in respect of taxes, assessments, governmental charges or levies and claims for labor, materials and supplies for which payment therefor is required to be made in accordance with the provisions of Section 7.9 and has not been timely made;

     (d) An aggregate amount in excess of $1,000,000 at any one time in respect of uninsured judgments or awards, with respect to which the applicable periods for taking appeals have expired, or with respect to which final and unappealable judgments or awards have been rendered; and

     (e) Current unsecured liabilities incurred in the ordinary course of business, which (i) are overdue for more than sixty
(60) days, (ii) exceed $1,000,000 in the aggregate at any one time, and (iii) are not being contested in good faith.

     The terms and provisions of this Section 8.1 are in addition to, and not in limitation of, the covenants set forth in
Section 9 of this Agreement.

     Notwithstanding anything contained herein to the contrary, the Borrowers and the Guarantors will not, and will not permit any Subsidiary to, incur any Indebtedness for borrowed money which, together with other Indebtedness for borrowed money incurred by any Borrower, any Guarantor, and any Subsidiary since the date of the most recent compliance certificate delivered to the Agent in accordance with this Agreement, exceeds $5,000,000 in the aggregate unless the Borrowers shall have delivered a compliance certificate in the form of Exhibit D hereto to the Agent evidencing covenant compliance at the time of delivery of the certificate and on a pro-forma basis after giving effect to such proposed Indebtedness.

     Section 8.2. Restrictions on Liens, Etc. None of any Borrower, any Guarantor, any Operating Subsidiary and any wholly-owned Subsidiary will: (a) create or incur or suffer to be created or incurred or to exist any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest of any kind upon any of its property or assets of any character whether now owned or hereafter acquired, or upon the income or profits therefrom; (b) transfer any of such property or assets or the income or profits therefrom for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to payment of its general creditors; (c) acquire, or agree or have an option to acquire, any property or assets upon conditional sale or other title retention or purchase money security agreement, device or arrangement; (d) suffer to exist for a period of more than thirty (30) days after the same shall have been incurred any Indebtedness or claim or demand against it that if unpaid might by law or upon bankruptcy or insolvency, or otherwise, be given any priority whatsoever over its general creditors; or (e) sell, assign, pledge or otherwise transfer any accounts, contract rights, general intangibles, chattel paper or instruments, with or without recourse (the foregoing items (a) through (e) being sometimes referred to in this Section 8.2 collectively as "Liens"), provided that the Borrowers, the Guarantors and any Subsidiary may create or incur or suffer to be created or incurred or to exist:

          (i) Liens securing taxes, assessments, governmental charges or levies or claims for labor, material and supplies, the Indebtedness with respect to which is not prohibited by
Section 8.1(d);

         (ii) deposits or pledges made in connection with, or to secure payment of, worker's compensation, unemployment insurance, old age pensions or other social security obligations; and deposits with utility companies and other similar deposits made in the ordinary course of business;

        (iii)  Liens (other than affecting the Unencumbered
Properties) in respect of judgments or awards, the Indebtedness with respect to which is not prohibited by Section 8.1(e);

         (iv) encumbrances on properties consisting of easements, rights of way, covenants, restrictions on the use of real property and defects and irregularities in the title thereto; landlord's or lessor's Liens under Leases to which any Borrower, any Guarantor, or any Subsidiary is a party or bound; purchase options granted at a price not less than the market value of such property; and other minor Liens or encumbrances on properties, none of which interferes materially and adversely with the use of the property affected in the ordinary conduct of the business of the owner thereof, and which matters (x) do not individually or in the aggregate have a material adverse effect on the business of any Borrower, any Guarantor or any of their respective Subsidiaries or (xx) do not make title to such property unmarketable by the conveyancing standards in effect where such property is located;

          (v) any Leases (excluding "synthetic leases") entered into good faith with Persons that are not Affiliates; provided that Leases with Affiliates on market terms and with monthly market rent payments required to be paid are Permitted Liens;

         (vi) Liens and other encumbrances or rights of others which exist on the date of this Agreement and which do not otherwise constitute a breach of this Agreement; provided that nothing in this clause (vi) shall be deemed or construed to permit an Unencumbered Property to be subject to a Lien to secure Indebtedness;

        (vii) as to Real Estate which are acquired after the date of this Agreement, Liens and other encumbrances or rights of others which exist on the date of acquisition and which do not otherwise constitute a breach of this Agreement; provided that nothing in this clause (vii) shall be deemed or construed to permit an Unencumbered Property to be subject to a Lien to secure Indebtedness;

       (viii) Liens affecting the Unencumbered Properties in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal, so long as execution is not levied thereunder or in respect of which, at the time, a good faith appeal or proceeding for review is being prosecuted, and in respect of which a stay of execution shall have been obtained pending such appeal or review; provided that the Borrowers shall have obtained a bond or insurance with respect thereto to the Agent's reasonable satisfaction, and, provided further, such Lien does not constitute a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event;

         (ix) Liens securing Indebtedness for the purchase price of capital assets (other than Real Estate but including
Indebtedness in respect of Capitalized Leases for equipment and other equipment leases) to the extent not otherwise prohibited by
Section 8.1; and

          (x)  other Liens (other than affecting the Unencumbered
Properties) in connection with any Indebtedness permitted under
Section 8.1 which do not otherwise result in a Default or Event of Default under this Agreement.

     Notwithstanding the foregoing provisions of this
Section 8.2, the failure of any Unencumbered Property to comply with the covenants set forth in this Section 8.2 shall result in such Unencumbered Property's disqualification as Unencumbered Property under this Agreement, but such disqualification shall not by itself constitute a Default or Event of Default, unless such disqualification causes a Default or an Event of Default under another provision of this Agreement.

     Section 8.3.   Restrictions on Investments.  None of any
Borrower, any Guarantor, or any Subsidiary will make or permit to exist or to remain outstanding any Investment except Investments in:

     (a) marketable direct or guaranteed obligations of the United States of America that mature within one (1) year from the date of purchase;

     (b) demand deposits, certificates of deposit, bankers acceptances and time deposits of United States banks having total assets in excess of $1,000,000,000;

     (c) securities commonly known as "commercial paper" issued by a corporation organized and existing under the laws of the United States of America or any state thereof that at the time of purchase have been rated and the ratings for which are not less than "P 1" if rated by Moody's, and not less than "A 1" if rated by S&P;

     (d)  Investments existing on the Closing Date and listed on
Schedule 8.3(d) hereto;

     (e) So long as no Default or Event of Default has occurred and is continuing or would occur after giving effect thereto, acquisitions of Real Estate consisting of self storage facilities and the equity of Persons whose primary operations consist of the ownership, development, operation and management of self storage facilities; provided, however that (i) the Borrowers shall not, and shall not permit any Guarantor or any of its Subsidiaries to, acquire any such Real Estate without the prior written consent of the Agent if the environmental investigation for such Real Estate determines that the potential environmental remediation costs and other environmental liabilities associated with such Real Estate exceed $200,000; and (ii) the Borrowers shall not permit any of their Subsidiaries which is not a Borrower or a Guarantor, or which does not become a Borrower or a Guarantor, to acquire any Unencumbered Property, and in all cases such Guarantor shall be a wholly-owned Subsidiary of SALP or Sovran;

     (f) any Investments now or hereafter made in any Subsidiary;

     (g) Investments in respect of (1) equipment, inventory and other tangible personal property acquired in the ordinary course of business, (2) current trade and customer accounts receivable for services rendered in the ordinary course of business and payable in accordance with customary trade terms, (3) advances to employees for travel expenses, drawing accounts and similar expenditures, and (4) prepaid expenses made in the ordinary course of business;

     (h) any other Investments made in the ordinary course of business and consistent with past business practices;

     (i)  interest rate hedges in connection with Indebtedness;
and

     (j) shares of so-called "money market funds" registered with the SEC under the Investment Company Act of 1940 which maintain a level per- share value, invest principally in marketable direct or guaranteed obligations of the United States of America and agencies and instrumentalities thereof, and have total assets in excess of $50,000,000.

     Section 8.4.   Merger, Consolidation and Disposition of
Assets.

     None of any Borrower, any Guarantor, any Operating
Subsidiary or any wholly-owned Subsidiary will:

     (a) Become a party to any merger, consolidation or reorganization without the prior written consent of the Lenders, except that so long as no Default or Event of Default has occurred and is continuing, or would occur after giving effect thereto, the merger, consolidation or reorganization of one or more Persons with and into any Borrower, any Guarantor, or any wholly-owned Subsidiary, shall be permitted if such action is not hostile, any Borrower, any Guarantor, or any wholly-owned Subsidiary, as the case may be, is the surviving entity and such merger, consolidation or reorganization does not cause a breach of Section 7.23; provided that for any such merger, consolidation or reorganization (other than (w) the merger or consolidation of one or more Subsidiaries of SALP with and into SALP, (x) the merger or consolidation of two or more Subsidiaries of SALP, (y) the merger or consolidation of one or more Subsidiaries of Sovran with and into Sovran, or (z) the merger or consolidation of two or more Subsidiaries of Sovran), the Borrowers shall provide to the Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

     (b) Sell, transfer or otherwise dispose of (collectively and individually, "Sell" or a "Sale") or grant a Lien to secure Indebtedness (an "Indebtedness Lien") on any of its now owned or hereafter acquired assets without obtaining the prior written consent of the Required Lenders except for:

          (i) the Sale of or granting of an Indebtedness Lien on any Unencumbered Property so long as no Default or Event of Default has then occurred and is continuing, or would occur and be continuing after giving effect to such Sale or Indebtedness Lien; provided, that prior to any Sale of any Unencumbered Property or the granting of an Indebtedness Lien on any Unencumbered Property under this clause (i), the Borrowers shall provide to the Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto; and

          (ii) the Sale of or the granting of an Indebtedness Lien on any of its now owned or hereafter acquired assets (other than any Unencumbered Property) so long as no Event of Default has then occurred and is continuing and no Default or Event of Default would occur and be continuing after giving effect to such Sale or Indebtedness Lien and all other Sales (to be) made and Indebtedness Liens (to be) granted under this clause (ii); provided, that (x) if such Sale or Indebtedness Lien is made or granted under this clause (ii) while a Default is continuing, such Sale or Indebtedness Lien (together with other Sales and Indebtedness Liens under this clause (ii)) cures (or would cure) such Default before it becomes an Event of Default,
     (y) if multiple Sales or grantings of Indebtedness Liens are undertaken pursuant to the foregoing subclause (x) to cure a Default, the Borrowers shall apply the net proceeds of each such Sale or Indebtedness Lien remaining after application to such cure to the repayment of the Revolving Credit Loans until such Default has been fully cured, and (z) prior to the Sale of any asset or the granting of an Indebtedness Lien on any asset under this clause (ii), the Borrowers shall provide to the Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default would occur and be continuing after giving effect to all such proposed Sales or Indebtedness Liens and all liabilities, fixed or contingent, pursuant thereto.

     Section 8.5. Sale and Leaseback. The Borrowers will not, and will not permit any Guarantor or any of their respective Subsidiaries to, enter into any arrangement, directly or indirectly, whereby any Borrower, any Guarantor or any of their respective Subsidiaries shall sell or transfer any property owned by it in order then or thereafter to lease such property.

     Section 8.6. Compliance with Environmental Laws. None of any Borrower, any Guarantor, or any Subsidiary will do any of the following: (a) use any of the Real Estate or any portion thereof as a facility for the handling, processing, storage or disposal of Hazardous Substances except for quantities of Hazardous Substances used in the ordinary course of business and in compliance with all applicable Environmental Laws, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances except in full compliance with Environmental Laws, (c) generate any Hazardous Substances on any of the Real Estate except in full compliance with Environmental Laws, or (d) conduct any activity at any Real Estate or use any Real Estate in any manner so as to cause a Release or a violation of any Environmental Law; provided that a breach of this covenant shall result in the exclusion of the affected Real Estate from the calculation of the covenants set forth in Section 9, but shall only constitute an Event of Default under Section 12.1(c) hereof if such breach has a material adverse effect on the Borrowers and their Subsidiaries, taken as a whole, or materially impairs the ability of the Borrowers to fulfill their obligations to the Lenders under this Agreement.

     Section 8.7. Distributions. (a) The Borrowers will not in any period of four (4) consecutive completed fiscal quarters make
(i) Distributions in such period in excess of 90% of Funds From Operations for such period or (ii) any Distributions during any period when any Event of Default has occurred and is continuing; provided, however, that the Borrowers may at all times make Distributions to the extent (after taking into account all available funds of Sovran from all other sources) required in order to enable Sovran to continue to qualify as a REIT. In the event that Sovran or SALP raises equity during the term of this Agreement, the permitted percentage of Distributions will be adjusted based on the total declared distribution per share and partnership units over the most recent four (4) quarters to Funds From Operations per weighted average share and partnership unit based on the most recent four (4) quarters.

     (b) Sovran will not, during any period when any Event of Default has occurred and is continuing, make any Distributions in excess of the Distributions required to be made by Sovran in order to maintain its status as a REIT.

     Section 8.8.   Employee Benefit Plans.  None of any
Borrower, any Guarantor or any ERISA Affiliate will

     (a) engage in any "prohibited transaction" within the meaning of Section 406 of ERISA or Section 4975 of the Code which could result in a material liability for any Borrower, any Guarantor or any of their respective Subsidiaries; or

     (b) permit any Guaranteed Pension Plan to incur an "accumulated funding deficiency", as such term is defined in
Section 302 of ERISA, whether or not such deficiency is or may be waived; or

     (c) fail to contribute to any Guaranteed Pension Plan to an extent which, or terminate any Guaranteed Pension Plan in a manner which, could result in the imposition of a lien or encumbrance on the assets of any Borrower, any Guarantor or any of their respective Subsidiaries pursuant to Section 302(f) or
Section 4068 of ERISA; or

     (d) amend any Guaranteed Pension Plan in circumstances requiring the posting of security pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code; or

     (e) permit or take any action which would result in the aggregate benefit liabilities (with the meaning of Section 4001 of ERISA) of all Guaranteed Pension Plans exceeding the value of the aggregate assets of such Plans, disregarding for this purpose the benefit liabilities and assets of any such Plan with assets in excess of benefit liabilities.

     Section 8.9. Fiscal Year. The Borrowers will not, and will not permit the Guarantors or any of their respective
Subsidiaries to, change the date of the end of its fiscal year from that set forth in Section 6.5.

     Section 8.10. Amsdell Litigation. The Borrower will not, and will not permit, release of the indemnifications relating to the litigation of Robert Amsdell described on Schedule 6.7 or the collateral for such indemnification as described on Schedule 6.7.

     Section 8.11. Negative Pledge. From and after the date hereof, neither any Borrower nor any Guarantor will, and will not permit any Subsidiary to, enter into any agreement containing any provision prohibiting the creation or assumption of any Lien upon its properties (other than prohibitions on liens for particular assets (other than an Unencumbered Property) set forth in a security instrument in connection with Indebtedness for such assets and the granting or effect of such liens does not otherwise constitute a Default or Event of Default), revenues or assets, whether now owned or hereafter acquired, or restricting the ability of the Borrowers or the Guarantors to amend or modify this Agreement or any other Loan Document.

     Section 9. FINANCIAL COVENANTS OF THE BORROWERS. Each of the Borrowers covenants and agrees that, so long as any Loan or Note is outstanding or any Lender has any obligation to make any Loan:

     Section 9.1. Leverage Ratio. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Total Liabilities to exceed 50% of Consolidated Capitalized Value.

     Section 9.2. Secured Indebtedness. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Secured Indebtedness to exceed 25% of Consolidated Capitalized Value.

     Section 9.3. Tangible Net Worth. As at the end of any fiscal quarter or any other date of measurement, the Borrowers shall not permit Consolidated Tangible Net Worth to be less than the sum of (a) $200,000,000 plus (b) 80% of the sum of (i) the aggregate proceeds received by Sovran (net of fees and expenses customarily incurred in transactions of such type) in connection with any offering of stock in Sovran and (ii) the aggregate value of operating units issued by SALP in connection with asset or stock acquisitions (valued at the time of issuance by reference to the terms of the agreement pursuant to which such units are issued), in each case after the Closing Date and on or prior to the date such determination of Consolidated Tangible Net Worth is made.

     Section 9.4. Debt Service Coverage. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than two
(2) times Consolidated Assumed Amortizing Debt Service Charges.

     Section 9.5. Unimproved Land. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the book value of Unimproved Land to exceed 10% of Consolidated Capitalized Value.

     Section 9.6. Construction-in-Process. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the aggregate Budgeted Project Costs of all Construction-in-Process to exceed 10% of Consolidated Capitalized
Value.

     Section 9.7. Promissory Notes. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed 10% of Consolidated Capitalized Value.

     Section 9.8. Unimproved Land, Construction-in-Process and Notes. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit (a) the sum of
(i) the book value of Unimproved Land plus (ii) the aggregate Budgeted Project Costs of all Construction-in-Process plus
(iii) the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed (b) 20% of Consolidated Capitalized Value.

     Section 9.9. Joint Venture Ownership Interest. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Joint Venture Ownership Interest Value to exceed 10% of Consolidated Capitalized Value.

     Section 9.10. Unhedged Variable Rate Debt. As at the end of any fiscal quarter, the Borrowers shall not permit the value of Unhedged Variable Rate Indebtedness to exceed 20% of
Consolidated Capitalized Value for any two (2) consecutive fiscal quarters.

     Section 9.11. Unsecured Indebtedness. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Unsecured Indebtedness to exceed 45% of aggregate Capitalized Unencumbered Property Value for all
Unencumbered Properties .

     Section 9.12. Unencumbered Property Debt Service Coverage. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the aggregate Adjusted Unencumbered Property NOI for all Unencumbered Properties for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Assumed Amortizing Unsecured Debt Service Charges.

     Section 9.13.  Covenant Calculations.

     (a)  For purposes of the calculations to be made pursuant to
Section 9.1-9.12 (and the defined terms relevant thereto, including, without limitation, those relating to "debt service"), references to Indebtedness or liabilities of the Borrowers shall mean Indebtedness or liabilities (including, without limitation, Consolidated Total Liabilities) of the Borrowers, plus (but without double-counting):

          (i)  all Indebtedness or liabilities of the Operating
     Subsidiaries, the Guarantors and any other wholly-owned
     Subsidiary (excluding any such Indebtedness or liabilities owed to the Borrowers or any Guarantor),

         (ii) all Indebtedness or liabilities of each Partially-Owned Entity (including Capitalized Leases), but only to the extent, if any, that said Indebtedness or liability is Recourse to any of the Borrowers, the Guarantors or their respective Subsidiaries or any of their respective assets (other than their respective interests in such Partially-Owned Entity), and

        (iii)  Indebtedness or liabilities of each
     Partially-Owned Entity to the extent of the pro-rata share of such Indebtedness or liability allocable to any of the Borrowers, the Guarantors or their respective Subsidiaries, if the Indebtedness or liability of such Partially-Owned Entity is Without Recourse to such Person or its assets (other than its interest in such Partially-Owned Entity).

     (b)  For purpose of Section 9.1, 9.2, 9.3, 9.5, 9.6, 9.7,
9.8, 9.9, 9.10 and 9.11 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and all defined terms and calculations using such terms) shall be adjusted to (i) deduct the actual results of any Real Estate disposed of by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, and (ii) include the pro forma results of any Real Estate acquired by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, with such pro forma results being calculated by (x) using the Borrowers' pro forma projections for such acquired property, subject to the Agent's reasonable approval, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for less than one complete fiscal quarter or (y) using the actual results for such acquired property and adjusting such results for the appropriate period of time required by the applicable financial covenant, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for at least one complete fiscal quarter.

     (c) For purposes of Section 9.1-9.12 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and the defined terms and calculations using such terms) shall be adjusted, to the extent applicable, to include the pro rata share of results attributable to the Borrowers from unconsolidated Subsidiaries of the Borrowers and their respective Subsidiaries and from unconsolidated Partially-Owned Entities.

     Section 10.    CONDITIONS TO THE CLOSING DATE.  The
obligations of the Lenders to make the initial Revolving Credit
Loans shall be subject to the satisfaction of the following conditions precedent on or prior to February 27, 1998:

     Section 10.1. Loan Documents. Each of the Loan Documents shall have been duly executed and delivered by the respective parties thereto and shall be in full force and effect.

     Section 10.2. Certified Copies of Organization Documents. The Agent shall have received from each Borrower and Holdings a copy, certified as of the Closing Date by a duly authorized officer of such Person (or its general partner, in the case of SALP), to be true and complete, of each of its certificate of limited partnership, agreement of limited partnership, incorporation documents, by-laws, and/or other organizational documents as in effect on the Closing Date, along with any other organization documents of any Borrower (and its general partner, in the case of SALP) or Holdings, as the case may be, and each as in effect on the date of such certification.

     Section 10.3. By-laws; Resolutions. All action on the part of the Borrowers and Holdings necessary for the valid execution, delivery and performance by the Borrowers and Holdings of this Agreement and the other Loan Documents to which either of them is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Lenders shall have been provided to the Agent. Without limiting the foregoing, the Agent shall have received from Holdings true copies of its by-laws and the resolutions adopted by its board of directors authorizing the transactions described herein and evidencing the due authorization, execution and delivery of the Loan Documents to which SALP and Holdings are a party, each certified by the secretary as of a recent date to be true and complete.

     Section 10.4. Incumbency Certificate; Authorized Signers. The Agent shall have received from each of the Borrowers and Holdings an incumbency certificate, dated as of the Closing Date, signed by a duly authorized officer such Person and giving the name of each individual who shall be authorized: (a) to sign, in the name and on behalf of such Person, each of the Loan Documents to which such Person is or is to become a party; (b) in the case of the Borrower Representative, to make Loan Requests and Conversion Requests on behalf of the Borrowers; and (c) in the case of the Borrower Representative, to give notices and to take other action on behalf of the Borrowers and the Guarantors under the Loan Documents.

     Section 10.5.  Title Policies.  The Agent (on behalf of the
Lenders) shall have received copies of the Title Policies for all Real Estate which are Unencumbered Properties as of the Closing
Date.

     Section 10.6. Certificates of Insurance. The Agent shall have received (a) current certificates of insurance as to all of the insurance maintained by each Borrower and their respective Subsidiaries on the Real Estate (including flood insurance if necessary) from the insurer or an independent insurance broker, identifying insurers, types of insurance, insurance limits, and policy terms; and (b) such further information and certificates from the Borrowers, their insurers and insurance brokers as the Agent may reasonably request.

     Section 10.7. Environmental Site Assessments. The Agent shall have received environmental site assessments from a hydrogeologist, environmental engineer, qualified consultant or other expert and in form and substance satisfactory to the Agent, covering all Unencumbered Properties and all other real property in respect of which any Borrower or any of its Subsidiaries may have material liability, whether contingent or otherwise, for dumping or disposal of Hazardous Substances or otherwise with respect to Environmental Laws, such site assessments to be dated as of a recent date.

     Section 10.8. Opinion of Counsel Concerning Organization and Loan Documents. Each of the Lenders and the Agent shall have received favorable opinions addressed to the Lenders and the Agent in form and substance satisfactory to the Lenders and the Agent from Phillips, Lytle, Hitchcock, Blaine & Huber, as counsel to the Borrowers and their respective Subsidiaries with respect to New York law and certain matters of Delaware corporate law and Hogan & Hartson, L.L.P., as counsel to Sovran, with respect to Maryland law.

     Section 10.9. Tax and Securities Law Compliance. Each of the Lenders and the Agent shall also have received from Phillips, Lytle, Hitchcock, Blaine & Huber, as counsel to the Borrowers, a favorable opinion addressed to the Lenders and the Agent, in form and substance satisfactory to each of the Lenders and the Agent, with respect to the qualification of Sovran as a REIT and certain other tax and securities laws matters.

     Section 10.10. Guaranties. Each of the Guaranties to be executed and delivered on the Closing Date shall have been duly executed and delivered by the Guarantor thereunder.

     Section 10.11. Certifications from Government Officials; UCC-11 Reports. The Agent shall have received (i) certifications from government officials evidencing the legal existence, good standing and foreign qualification of each Borrower and each Guarantor, along with a certified copy of the certificate of limited partnership or certificate of incorporation of each Borrower and each Guarantor, all as of the most recent practicable date; and (ii) UCC-11 search results from the appropriate jurisdictions for each Borrower and each Guarantor with respect to the Unencumbered Properties.

     Section 10.12. Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Agreement, the other Loan Documents and all other documents incident thereto shall be satisfactory in form and substance to each of the Lenders and to the Agent's counsel, and the Agent, each of the Lenders and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

     Section 10.13. Fees. The Borrowers shall have paid to the Agent, for the accounts of the Lenders or for its own account, as applicable, all of the fees and expenses that are due and payable as of the Closing Date in accordance with this Agreement and that certain letter agreement of even date herewith between the Borrower Representative and the Agent.

     Section 10.14. Compliance Certificate. The Borrowers shall have delivered a compliance certificate in the form of Exhibit D hereto evidencing compliance with the covenants set forth in
Section 9 hereof.

     Section 10.15. Existing Indebtedness. The existing of record indebtedness of the Borrowers to Paine Webber Real Estate Securities, Inc. ("Paine Webber") under the $75,000,000 Revolving Credit Agreement dated as of June 26, 1995, as amended, among Sovran, SALP, Holdings and Paine Webber, shall have been satisfied in full or will be satisfied in full with the proceeds of the initial Revolving Credit Loan, and all Liens securing such indebtedness shall have been discharged and terminated or such

Liens will promptly after the Closing Date be discharged and terminated of record pursuant to arrangements satisfactory to the Agent, and satisfactory evidence of the foregoing shall have been provided to the Agent.

     Section 10.16. Subsequent Guarantors. As a condition to the effectiveness of any subsequent Guaranty, each subsequent Guarantor shall deliver such documents, agreements, instruments and opinions as the Agent shall require as to such Guarantor and the Unencumbered Property owned by such Guarantor that are analogous to the deliveries made by the Guarantors as of the Closing Date pursuant to Section 10.2 through Section 10.8,
Section 10.10 and Section 10.11.

     Section 11.    CONDITIONS TO ALL BORROWINGS.  The
obligations of the Lenders to make any Loan whether on or after the Closing Date, shall also be subject to the satisfaction of the following conditions precedent:

     Section 11.1. Representations True; No Event of Default; Compliance Certificate. Each of the representations and warranties of the Borrowers and the Guarantors contained in this Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with this Agreement shall be true as of the date as of which they were made and shall also be true at and as of the time of the making of each Loan, with the same effect as if made at and as of that time except to the extent that such representations and warranties relate expressly to an earlier date); and no Default or Event of Default under this Agreement shall have occurred and be continuing on the date of any Loan Request or on the Drawdown Date of any Loan. Each of the Lenders shall have received a certificate of the Borrowers signed by an authorized officer of the Borrower Representative as provided in Section 2.5(iv)(c).

     Section 11.2. No Legal Impediment. No change shall have occurred in any law or regulations thereunder or interpretations thereof that in the reasonable opinion of the Agent or any Lender would make it illegal for any Lender to make such Loan.

     Section 11.3. Governmental Regulation. Each Lender shall have received such statements in substance and form reasonably satisfactory to such Lender as such Lender shall require for the purpose of compliance with any applicable regulations of the Comptroller of the Currency or the Board of Governors of the Federal Reserve System.

     Section 12.    EVENTS OF DEFAULT; ACCELERATION; ETC.

     Section 12.1. Events of Default and Acceleration. If any of the following events ("Events of Default") shall occur:

     (a) the Borrowers shall fail to pay any principal of the Loans when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment;

     (b) the Borrowers shall fail to pay any interest on the Loans, the Commitment Fee or any other sums due hereunder or under any of the other Loan Documents (including, without limitation, amounts due under Section 7.17) when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment, and such failure continues for five (5) days;

     (c) any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to comply with any of their respective covenants contained in Section 7.1, Section 7.6,
Section 7.7, Section 7.8, Section 7.9, Section 7.12,
Section 7.21, Section 7.22, Section 7.23, Section 8 or Section 9;

     (d) any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to perform any other term, covenant or agreement contained herein or in any other Loan Document (other than those specified elsewhere in this Section 12) and such failure continues for thirty (30) days;

     (e) any representation or warranty of any Borrower or any Guarantor or any of their respective Subsidiaries in this Agreement or any of the other Loan Documents or in any other document or instrument delivered pursuant to or in connection with this Agreement shall prove to have been false in any material respect upon the date when made or deemed to have been made or repeated;

     (f) any Borrower or any Guarantor or any of their respective Subsidiaries shall (i) fail to pay at maturity, or within any applicable period of grace, any obligation for borrowed money or credit received or in respect of any Capitalized Leases (x) in respect of any Recourse obligations or credit or (y) in respect of any Without Recourse obligations or credit which total in an aggregate amount in excess of $10,000,000, or (ii) fail to observe or perform any material term, covenant or agreement contained in any agreement by which it is bound, evidencing or securing borrowed money or credit received or in respect of any Capitalized Leases (x) in respect of any Recourse obligations or credit or (y) in respect of any Without Recourse obligations or credit in an aggregate amount in excess of $10,000,000, in either case for such period of time (after the giving of appropriate notice if required) as would permit the holder or holders thereof or of any obligations issued thereunder to accelerate the maturity thereof;

     (g) any Borrower, any Guarantor or any of their respective Subsidiaries shall make an assignment for the benefit of creditors, or admit in writing its inability to pay or generally fail to pay its debts as they mature or become due, or shall petition or apply for the appointment of a trustee or other custodian, liquidator or receiver of any Borrower, any Guarantor or any of their respective Subsidiaries or of any substantial part of the properties or assets of any Borrower, any Guarantor or any of their respective Subsidiaries or shall commence any case or other proceeding relating to any Borrower, any Guarantor or any of their respective Subsidiaries under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law of any jurisdiction, now or hereafter in effect, or shall take any action to authorize or in furtherance of any of the foregoing, or if any such petition or application shall be filed or any such case or other proceeding shall be commenced against any Borrower, any Guarantor or any of their respective Subsidiaries and (i) any Borrower, any Guarantor or any of their respective Subsidiaries shall indicate its approval thereof, consent thereto or acquiescence therein or
(ii) any such petition, application, case or other proceeding shall continue undismissed, or unstayed and in effect, for a period of sixty (60) days;

     (h) a decree or order is entered appointing any trustee, custodian, liquidator or receiver or adjudicating any Borrower, any Guarantor or any of their respective Subsidiaries bankrupt or insolvent, or approving a petition in any such case or other proceeding, or a decree or order for relief is entered in respect of any Borrower, any Guarantor or any of their respective Subsidiaries in an involuntary case under federal bankruptcy laws as now or hereafter constituted;

     (i) there shall remain in force, undischarged, unsatisfied and unstayed, for more than thirty (30) days, whether or not consecutive, any uninsured final judgment against any Borrower, any Guarantor or any of their respective Subsidiaries that, with other outstanding uninsured final judgments, undischarged, unsatisfied and unstayed, against any Borrower, any Guarantor or any of their respective Subsidiaries exceeds in the aggregate $1,000,000;

     (j) any of the Loan Documents or any material provision of any Loan Documents shall be cancelled, terminated, revoked or rescinded otherwise than in accordance with the terms thereof or with the express prior written agreement, consent or approval of the Agent, or any Guaranty shall be cancelled, terminated, revoked or rescinded at any time or for any reason whatsoever, or any action at law, suit or in equity or other legal proceeding to make unenforceable, cancel, revoke or rescind any of the Loan Documents shall be commenced by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor or any of its Subsidiaries, or any court or any other governmental or regulatory authority or agency of competent jurisdiction shall make a determination that, or issue a judgment, order, decree or ruling to the effect that, any one or more of the Loan Documents is illegal, invalid or unenforceable as to any material terms thereof;

     (k) any "Event of Default" or default (after notice and expiration of any period of grace, to the extent provided, and if none is specifically provided, then for a period of thirty (30) days after notice), as defined or provided in any of the other Loan Documents, shall occur and be continuing;

     (l) any Borrower or any ERISA Affiliate incurs any liability to the PBGC or a Guaranteed Pension Plan pursuant to Title IV of ERISA in an aggregate amount exceeding $500,000, or any Borrower or any ERISA Affiliate is assessed withdrawal liability pursuant to Title IV of ERISA by a Multiemployer Plan requiring aggregate annual payments exceeding $500,000, or any of the following occurs with respect to a Guaranteed Pension Plan:
(i) an ERISA Reportable Event, or a failure to make a required installment or other payment (within the meaning of Section 302(f)(1) of ERISA), provided that the Agent determines in its reasonable discretion that such event (A) could be expected to result in liability of any Borrower or any of their respective Subsidiaries to the PBGC or such Guaranteed Pension Plan in an aggregate amount exceeding $500,000 and (B) could constitute grounds for the termination of such Guaranteed Pension Plan by the PBGC, for the appointment by the appropriate United States District Court of a trustee to administer such Guaranteed Pension Plan or for the imposition of a lien in favor of such Guaranteed Pension Plan; or (ii) the appointment by a United States District Court of a trustee to administer such Guaranteed Pension Plan; or (iii) the institution by the PBGC of proceedings to terminate such Guaranteed Pension Plan; or

     (m) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 20% or more of the outstanding shares of common stock of Sovran; or, during any period of twelve consecutive calendar months, individuals who were directors of Sovran on the first day of such period (together with directors whose election by the Board of Directors or whose nomination for election by Sovran's stockholders was approved by a vote of at least two-thirds of the members of the Board of Directors then in office who either were members of the Board of Directors on the Closing Date or whose election or nomination for election was previously so approved) shall cease to constitute a majority of the board of directors of Sovran;

then, and in any such event, so long as the same may be continuing, the Agent may, and upon the request of the Required Lenders shall, by notice in writing to the Borrowers, declare all amounts owing with respect to this Agreement, the Notes and the other Loan Documents to be, and they shall thereupon forthwith become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by each Borrower and each Guarantor; provided that in the event of any Event of Default specified in
Section 12.1(g) or Section 12.1(h), all such amounts shall become immediately due and payable automatically and without any requirement of notice from any of the Lenders or the any of Agent or action by the Lenders or the Agent.

     Section 12.2. Termination of Commitments. If any one or more Events of Default specified in Section 12.1(g) or
Section 12.1(h) shall occur, any unused portion of the Commitments hereunder shall forthwith terminate and the Lenders shall be relieved of all obligations to make Loans to the Borrowers. If any other Event of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Loans pursuant to Section 12.1, the Agent may, and upon the request of the Required Lenders shall, by notice to the Borrowers, terminate the unused portion of the credit hereunder, and upon such notice being given such unused portion of the credit hereunder shall terminate immediately and each of the Lenders shall be relieved of all further obligations to make Loans. No such termination of the credit hereunder shall relieve any Borrower or any Guarantor of any of the Obligations or any of its existing obligations to the Lenders arising under other agreements or instruments.

     Section 12.3. Remedies. In the event that one or more Events of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Loans pursuant to Section 12.1, the Required Lenders may direct the Agent to proceed to protect and enforce the rights and remedies of the Agent and the Lenders under this Agreement, the Notes, any or all of the other Loan Documents or under applicable law by suit in equity, action at law or other appropriate proceeding (including for the specific performance of any covenant or agreement contained in this Agreement or the other Loan Documents or any instrument pursuant to which the Obligations are evidenced and the obtaining of the appointment of a receiver) and, if any amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right or remedy of the Agent and the Lenders under the Loan Documents or applicable law. No remedy herein conferred upon the Lenders or the Agent or the holder of any Note is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or under any of the other Loan Documents or now or hereafter existing at law or in equity or by statute or any other provision of law.

     Section 13. SETOFF. Without demand or notice to the extent permitted by applicable law, during the continuance of any Event of Default, any deposits (general or specific, time or demand, provisional or final, regardless of currency, maturity, or the branch at which such deposits are held, but specifically excluding tenant security deposits, other fiduciary accounts and other segregated escrow accounts required to be maintained by any of the Borrowers for the benefit of any third party) or other sums credited by or due from any of the Lenders to any of the Borrowers or any other property of any of the Borrowers in the possession of the Agent or a Lender may be applied to or set off against the payment of the Obligations. Each of the Lenders agrees with each other Lender that (a) if pursuant to any agreement between such Lender and any Borrower (other than this Agreement or any other Loan Document), an amount to be set off is to be applied to Indebtedness of any Borrower to such Lender, other than with respect to the Obligations, such amount shall be applied ratably to such other Indebtedness and to the Obligations, and (b) if such Lender shall receive from any Borrower, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the Obligations by proceedings against such Borrower at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Note or Notes held by such Lender any amount in excess of its ratable portion of the payments received by all of the Lenders with respect to the Notes held by all of the Lenders, such Lender will make such disposition and arrangements with the other Lenders with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise, as shall result in each Lender receiving in respect of the Notes held by it, its proportionate payment as contemplated by this Agreement; provided that if all or any part of such excess payment is thereafter recovered from such Lender, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest. Notwithstanding the foregoing, no Lender shall exercise a right of setoff if such exercise would limit or prevent the exercise of any other remedy or other recourse against any Borrower.

     Section 14.    THE AGENT.

     Section 14.1. Authorization. (a) The Agent is authorized to take such action on behalf of each of the Lenders and to exercise all such powers as are hereunder and under any of the other Loan Documents and any related documents delegated to the Agent, together with such powers as are reasonably incident thereto, provided that no duties or responsibilities not expressly assumed herein or therein shall be implied to have been assumed by the Agent. The relationship between the Agent and the Lenders is and shall be that of agent and principal only, and nothing contained in this Agreement or any of the other Loan Documents shall be construed to constitute the Agent as a trustee or fiduciary for any Lender.

     (b) Each Borrower, without further inquiry or investigation, shall, and is hereby authorized by the Lenders to, assume that all actions taken by the Agent hereunder and in connection with or under the Loan Documents are duly authorized by the Lenders. The Lenders shall notify the Borrowers of any successor to Agent by a writing signed by Required Lenders, which successor shall be reasonably acceptable to the Borrowers so long as no Default or Event of Default has occurred and is continuing.

     Section 14.2. Employees and Agents. The Agent may exercise its powers and execute its duties by or through employees or agents and shall be entitled to take, and to rely on, advice of counsel concerning all matters pertaining to its rights and duties under this Agreement and the other Loan Documents. The Agent may utilize the services of such Persons as the Agent in its sole discretion may reasonably determine, and all reasonable fees and expenses of any such Persons shall be paid by the Borrowers if so provided in Section 15 hereof.

     Section 14.3. No Liability. Neither the Agent, nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder or under any of the other Loan Documents, or in connection herewith or therewith, or be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Agent may be liable for losses due to its willful misconduct or gross negligence.

     Section 14.4. No Representations. The Agent shall not be responsible for the execution or validity or enforceability of this Agreement, the Notes, or any of the other Loan Documents or for the validity, enforceability or collectibility of any such amounts owing with respect to the Notes, or for any recitals or statements, warranties or representations made herein or in any of the other Loan Documents or in any certificate or instrument hereafter furnished to it by or on behalf of any Guarantor or any Borrower or any of their respective Subsidiaries, or be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements in this Agreement or the other Loan Documents. The Agent shall not be bound to ascertain whether any notice, consent, waiver or request delivered to it by any Borrower or any Guarantor or any holder of any of the Notes shall have been duly authorized or is true, accurate and complete. The Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Lenders, with respect to the credit worthiness or financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any of the Subsidiaries or any tenant under a Lease or any other entity. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender, and based upon such information and documents as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement.

     Section 14.5.  Payments.

     (a) A payment by the Borrowers to the Agent hereunder or any of the other Loan Documents for the account of any Lender shall constitute a payment to such Lender. The Agent agrees to distribute to each Lender such Lender's pro rata share of payments received by the Agent for the account of the Lenders, as provided herein or in any of the other Loan Documents. All such payments shall be made on the date received, if before 1:00 p.m., and if after 1:00 p.m., on the next Business Day. If payment is not made on the day received, interest thereon at the overnight federal funds effective rate shall be paid pro rata to the Lenders.

     (b) If in the reasonable opinion of the Agent the distribution of any amount received by it in such capacity hereunder, under the Notes or under any of the other Loan Documents might involve it in material liability, it may refrain from making distribution until its right to make distribution shall have been adjudicated by a court of competent jurisdiction, provided that interest thereon at the overnight federal funds effective rate shall be paid pro rata to the Lenders. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court.

     (c) Notwithstanding anything to the contrary contained in this Agreement or any of the other Loan Documents, any Lender that fails (i) to make available to the Agent its pro rata share of any Loan or (ii) to comply with the provisions of Section 13 with respect to making dispositions and arrangements with the other Lenders, where such Lender's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Lenders, in each case as, when and to the full extent required by the provisions of this Agreement, or to adjust promptly such Lender's outstanding principal and its pro rata Commitment Percentage as provided in Section 2.1, shall be deemed delinquent (a "Delinquent Lender") and shall be deemed a Delinquent Lender until such time as such delinquency is satisfied. A Delinquent Lender shall be deemed to have assigned any and all payments due to it from the Borrowers, whether on account of outstanding Loans, interest, fees or otherwise, to the remaining nondelinquent Lenders for application to, and reduction of, their respective pro rata shares of all outstanding Loans. The Delinquent Lender hereby authorizes the Agent to distribute such payments to the nondelinquent Lenders in proportion to their respective pro rata shares of all outstanding Loans. If not previously satisfied directly by the Delinquent Lender, a Delinquent Lender shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Loans of the nondelinquent Lenders, the Lenders' respective pro rata shares of all outstanding Loans have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

     Section 14.6. Holders of Notes. The Agent may deem and treat the payee of any Notes as the absolute owner thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or by a subsequent holder, assignee or transferee.

     Section 14.7. Indemnity. The Lenders ratably and severally agree hereby to indemnify and hold harmless the Agent and its Affiliates from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs, expenses (including any expenses for which the Agent has not been reimbursed by the Borrowers as required by Section 15), and liabilities of every nature and character arising out of or related to this Agreement, the Notes, or any of the other Loan Documents or the transactions contemplated or evidenced hereby or thereby, or the Agent's actions taken hereunder or thereunder, except to the extent that any of the same shall be directly caused by the Agent's willful misconduct or gross negligence.

     Section 14.8. Agent as Lender. In its individual capacity as a Lender, Fleet shall have the same obligations and the same rights, powers and privileges in respect to its Commitment and the Loans made by it, and as the holder of any of the Notes, as it would have were it not also the Agent.

     Section 14.9. Notification of Defaults and Events of Default. Each Lender hereby agrees that, upon learning of the existence of a default, Default or an Event of Default, it shall (to the extent notice has not previously been provided) promptly notify the Agent thereof. The Agent hereby agrees that upon receipt of any notice under this Section 14.9 it shall promptly notify the other Lenders of the existence of such default, Default or Event of Default.

     Section 14.10. Duties in the Case of Enforcement. In case one or more Events of Default have occurred and shall be continuing, and whether or not acceleration of the Obligations shall have occurred, the Agent shall, if (a) so requested by the Required Lenders and (b) the Lenders have provided to the Agent such additional indemnities and assurances against expenses and liabilities as the Agent may reasonably request, proceed to enforce the provisions of this Agreement and exercise all or any such other legal and equitable and other rights or remedies as it may have in respect of enforcement of the Lenders' rights against the Borrowers and the Guarantors under this Agreement and the other Loan Documents. The Required Lenders may direct the Agent in writing as to the method and the extent (other than when such direction requires Unanimous Lender Approval under Section 25) of any such enforcement, the Lenders (including any Lender which is not one of the Required Lenders) hereby agreeing to ratably and severally indemnify and hold the Agent harmless from all liabilities incurred in respect of all actions taken or omitted in accordance with such directions, provided that the Agent need not comply with any such direction to the extent that the Agent reasonably believes the Agent's compliance with such direction to be unlawful or commercially unreasonable in any applicable jurisdiction.

     Section 14.11. Successor Agent. Fleet, or any successor Agent, may resign as Agent at any time by giving written notice thereof to the Lenders and to the Borrowers. In addition, the Required Lenders may remove the Agent in the event of the Agent's gross negligence or willful misconduct or in the event that the Agent ceases to hold a Commitment of at least $20,000,000 or a Commitment Percentage of at least ten percent (10%) under this Agreement. Any such resignation or removal shall be effective upon appointment and acceptance of a successor Agent, as hereinafter provided. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent, which is a Lender under this Agreement, provided that so long as no Default or Event of Default has occurred and is continuing the Borrowers shall have the right to approve any successor Agent, which approval shall not be unreasonably withheld. If, in the case of a resignation by the Agent, no successor Agent shall have been so appointed by the Required Lenders and approved by the Borrowers, and shall have accepted such appointment, within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint any one of the other Lenders as a successor Agent. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Agent, and the retiring or removed Agent shall be discharged from all further duties and obligations as Agent under this Agreement. After any Agent's resignation or removal hereunder as Agent, the provisions of this Section 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

     Section 14.12. Notices. Any notices or other information required hereunder to be provided to the Agent shall be forwarded by the Agent to each of the Lenders on the same day (if practicable) and, in any case, on the next Business Day following the Agent's receipt thereof.

     Section 15. EXPENSES. The Borrowers jointly and severally agree to pay (a) the reasonable costs of producing and reproducing this Agreement, the other Loan Documents and the other agreements and instruments mentioned herein, (b) the reasonable fees, expenses and disbursements of the Agent's outside counsel or any local counsel to the Agent incurred in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, each closing hereunder, and amendments, modifications, approvals, consents or waivers hereto or hereunder, (c) the fees, expenses and disbursements of the Agent incurred by the Agent in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, any amendments, modifications, approvals, consents or waivers hereto or hereunder, or the cancellation of any Loan Document upon payment in full in cash of all of the Obligations or pursuant to any terms of such Loan Document for providing for such cancellation, including, without limitation, the fees and disbursements of the Agent's counsel in preparing the documentation, (d) the fees, costs, expenses and disbursements of the Agent and its Affiliates incurred in connection with the syndication and/or participations of the Loans, including, without limitation, costs of preparing syndication materials and photocopying costs, which syndication costs and expenses shall be payable by the Borrowers regardless of whether the Loans are ultimately syndicated, (e) all reasonable expenses (including reasonable attorneys' fees and costs, which attorneys may be employees of any Lender or the Agent, and the fees and costs of appraisers, engineers, investment bankers, surveyors or other experts retained by any Lender or the Agent in connection with any such enforcement proceedings) incurred by any Lender or the Agent in connection with (i) the enforcement of or preservation of rights under any of the Loan Documents against any Borrower or any of its Subsidiaries or any Guarantor or the administration thereof after the occurrence and during the continuance of a Default or Event of Default (including, without limitation, expenses incurred in any restructuring and/or "workout" of the Loans), and (ii) subject to the limitation set forth in
Section 16 hereof, any litigation, proceeding or dispute whether arising hereunder or otherwise, in any way related to any Lender's or the Agent's relationship with any Borrower or any of its Subsidiaries or any Guarantor, (f) all reasonable fees, expenses and disbursements of the Agent incurred in connection with UCC searches and (g) all costs incurred by the Agent in the future in connection with its inspection of the Unencumbered Properties after the occurrence and during the continuance of an Event of Default. The covenants of this Section 15 shall survive payment or satisfaction of payment of amounts owing with respect to the Notes.

     Section 16. INDEMNIFICATION. The Borrowers jointly and severally agree to indemnify and hold harmless the Agent and each of the Lenders and the shareholders, directors, agents, officers, subsidiaries and affiliates of the Agent and each of the Lenders (each group consisting of the Agent or a Lender and its respective shareholders, directors, agents, officers, subsidiaries and affiliates being an "Indemnified Lender's Group") from and against any and all claims, actions and suits, whether groundless or otherwise, and from and against any and all liabilities, losses, settlement payments, obligations, damages and expenses of every nature and character, arising out of this Agreement or any of the other Loan Documents or the transactions contemplated hereby or thereby or which otherwise arise in connection with the financing, including, without limitation, (a) any actual or proposed use by any Borrower or any of its Subsidiaries of the proceeds of any of the Loans, (b) any Borrower or any of its Subsidiaries or any Guarantor entering into or performing this Agreement or any of the other Loan Documents or the transactions contemplated by this Agreement or any of the other Loan Documents, or (c) pursuant to Section 7.17 hereof, in each case including, without limitation, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding, provided, however, that the Borrowers shall not be obligated under this Section 16 to indemnify any Person for liabilities arising from the gross negligence or willful misconduct of such Person or of any other Person in the Indemnified Lender's Group of which such Person is a member (but such indemnification shall continue to apply to all other Persons including all other Indemnified Lender's Groups). Each Person to be indemnified under this Section 16 shall give the Borrowers notice of any claim as to which it is seeking indemnification under this Section 16 promptly after becoming aware of the same (which shall constitute notice for all Indemnified Lender's Groups), but such Person's failure to give prompt notice shall not affect the obligations of the Borrowers under this Section 16 unless such failure prejudices the legal rights of the Borrowers regarding such indemnity. In litigation, or the preparation therefor, the Borrowers shall be entitled to select counsel reasonably acceptable to the Required Lenders, and the Lenders (as approved by the Required Lenders) shall be entitled to select their own supervisory counsel and, in addition to the foregoing indemnity, the Borrowers agree to pay promptly the reasonable fees and expenses of each such counsel if (i) in the reasonable opinion of the Agent, use of counsel of the Borrowers' choice could reasonably be expected to give rise to a conflict of interest, (ii) the Borrowers shall not have employed counsel reasonably satisfactory to the Agent and the Lenders within a reasonable time after notice of the institution of any such litigation or proceeding or (iii) the Borrower

Representative authorizes the Agent and the Lenders to employ separate counsel at the Borrowers' expense. If and to the extent that the obligations of the Borrowers under this Section 16 are unenforceable for any reason, the Borrowers hereby agree to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law. The provisions of this Section 16 shall survive the repayment of the Loans and the termination of the obligations of the Lenders hereunder and shall continue in full force and effect as long as the possibility of any such claim, action, cause of action or suit exists.

     Section 17. SURVIVAL OF COVENANTS, ETC. All covenants, agreements, representations and warranties made herein, in the Notes, in any of the other Loan Documents or in any documents or other papers delivered by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto shall be deemed to have been relied upon by the Lenders and the Agent, notwithstanding any investigation heretofore or hereafter made by any of them, and shall survive the making by the Lenders of any of the Loans, as herein contemplated, and shall continue in full force and effect so long as any amount due under this Agreement or the Notes or any of the other Loan Documents remains outstanding or any Lender has any obligation to make any Loans. The indemnification obligations of the Borrowers provided herein and in the other Loan Documents shall survive the full repayment of amounts due and the termination of the obligations of the Lenders hereunder and thereunder to the extent provided herein and therein. All statements contained in any certificate or other paper delivered to any Lender or the Agent at any time by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by such Borrower or such Subsidiary or such Guarantor hereunder.

     Section 18.    ASSIGNMENT; PARTICIPATIONS; ETC.

     Section 18.1. Conditions to Assignment by Lenders. Except as provided herein, each Lender may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment Percentage and Commitment and the same portion of the Loans at the time owing to it, and the Notes held by it); provided that (a) the Agent and, unless an Event of Default shall have occurred and be continuing, the Borrower Representative each shall have the right to approve any Eligible Assignee, which approval by the Borrower Representative shall not be unreasonably withheld or delayed, (b) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Agreement, (c) each such assignment shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, (d) unless the assigning Lender shall have assigned its entire Commitment, each Lender shall have at all times an amount of its Commitment of not less than $5,000,000 and (e) the parties to such assignment shall execute and deliver to the Agent, for recording in the Register

(as hereinafter defined), an assignment and assumption, substantially in the form of Exhibit F hereto (an "Assignment and Assumption"), together with any Notes subject to such assignment. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Assumption, which effective date shall be at least five (5) Business Days after the execution thereof, (i) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Assumption, have the rights and obligations of a Lender hereunder and thereunder, and (ii) the assigning Lender shall, to the extent provided in such assignment and upon payment to the Agent of the registration fee referred to in
Section 18.3, be released from its obligations under this Agreement.

     Section 18.2. Certain Representations and Warranties; Limitations; Covenants. By executing and delivering an Assignment and Assumption, the parties to the assignment thereunder confirm to and agree with each other and the other parties hereto as follows: (a) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, the assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto; (b) the assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations of any of their obligations under this Agreement or any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (c) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements referred to in Section 6.4 and Section 7.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Assumption; (d) such assignee will, independently and without reliance upon the assigning Lender, the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (e) such assignee represents and warrants that it is an Eligible Assignee; (f) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the other Loan Documents as are delegated to the Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto; (g) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Lender; and (h) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Assumption.

     Section 18.3. Register. The Agent shall maintain a copy of each Assignment and Assumption delivered to it and a register or similar list (the "Register") for the recordation of the names and addresses of the Lenders and the Commitment Percentages of, and principal amount of the Loans owing to, the Lenders from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers and the Lenders at any reasonable time and from time to time upon reasonable prior notice. Upon each such recordation, the assigning Lender agrees to pay to the Agent a registration fee in the sum of $2,500.

     Section 18.4. New Revolving Credit Notes. Upon its receipt of an Assignment and Assumption executed by the parties to such assignment, together with each Note subject to such assignment, the Agent shall (a) record the information contained therein in the Register, and (b) give prompt notice thereof to the Borrowers and the Lenders (other than the assigning Lender). Within five
(5) Business Days after receipt of such notice, the Borrowers, at its own expense, (i) shall execute and deliver to the Agent, in exchange for each surrendered Note, a new Note to the order of such Eligible Assignee in an amount equal to the amount assumed by such Eligible Assignee pursuant to such Assignment and Assumption and, if the assigning Lender has retained some portion of its obligations hereunder, a new Note to the order of the assigning Lender in an amount equal to the amount retained by it hereunder and (ii) shall deliver an opinion from counsel to the Borrowers in substantially the form delivered on the Closing Date pursuant to Section 10.8 as to the enforceability of such new Notes. Such new Notes shall provide that they are replacements for the surrendered Notes, shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Assumption and shall otherwise be in substantially the form of the assigned Notes. The surrendered Notes shall be cancelled and returned to the Borrowers.

     Section 18.5. Participations. Each Lender may sell participations to one or more banks or other entities in all or a portion of such Lender's rights and obligations under this Agreement and the other Loan Documents; provided that (a) each such participation shall be in an amount of not less than $10,000,000, (b) any such sale or participation shall not affect the rights and duties of the selling Lender hereunder to the Borrowers and the Agent and the Lender shall continue to exercise all approvals, disapprovals and other functions of a Lender, (c) the only rights granted to the participant pursuant to such participation arrangements with respect to waivers, amendments or modifications of, or approvals under, the Loan Documents shall be the rights to approve waivers, amendments or modifications that would reduce the principal of or the interest rate on any Loans, extend the term or increase the amount of the Commitment of such Lender as it relates to such participant, reduce the amount of any fees to which such participant is entitled or extend any regularly scheduled payment date for principal or interest, and
(d) no participant shall have the right to grant further participations or assign its rights, obligations or interests under such participation to other Persons without the prior written consent of the Agent.

     Section 18.6. Pledge by Lender. Notwithstanding any other provision of this Agreement, any Lender at no cost to the Borrowers may at any time pledge all or any portion of its interest and rights under this Agreement (including all or any portion of its Notes) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C.
Section 341. No such pledge or the enforcement thereof shall release the pledgor Lender from its obligations hereunder or under any of the other Loan Documents.

     Section 18.7.  No Assignment by Borrowers.  None of the
Borrowers shall assign or transfer any of its rights or obligations under any of the Loan Documents without prior
Unanimous Lender Approval.

     Section 18.8. Disclosure. The Borrowers agree that, in addition to disclosures made in accordance with standard banking practices, any Lender may disclose information obtained by such Lender pursuant to this Agreement to assignees or participants and potential assignees or participants hereunder; provided that such assignees or potential assignees shall be Eligible Assignees. Any such disclosed information shall be treated by any assignee or participant with the same standard of confidentiality set forth in Section 7.10 hereof.

     Section 18.9. Syndication. The Borrowers acknowledge that the Agent intends, and shall have the right, by itself or through its Affiliates, to syndicate or enter into co-lending arrangements with respect to the Loans and the Total Commitment pursuant to this Section 18, and the Borrowers agree to cooperate with the Agent's and its Affiliate's syndication and/or co-lending efforts, such cooperation to include, without limitation, the provision of information reasonably requested by potential syndicate members.

     Section 19. NOTICES, ETC. Except as otherwise expressly provided in this Agreement, all notices and other communications made or required to be given pursuant to this Agreement or the Notes shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier, or sent by facsimile and confirmed by delivery via courier or postal service, addressed as follows:

     (a) if to any Borrower or any Guarantor, to the Borrower Representative at Sovran Self Storage, Inc., 5166 Main Street, Williamsville, New York 14221, Attention: Mr. David L. Rogers, Chief Financial Officer, with a copy to Phillips, Lytle, Hitchcock, Blaine & Huber LLP, One Marine Midland Center, Buffalo, New York 14203, Attention: Mr. Frederick G. Attea, or to such other address for notice as the Borrower Representative or any Guarantor shall have last furnished in writing to the Agent;

     (b) if to the Agent, at 111 Westminster Street, Mail Code RI-MO-215, Providence, Rhode Island 02903, Attention: Mark E. Dalton, Vice President, or such other address for notice as the Agent shall have last furnished in writing to the Borrowers, with a copy to Paul M. Vaughn, Esq., Bingham Dana LLP, 150 Federal Street, Boston, Massachusetts 02110, or at such other address for notice as the Agent shall last have furnished in writing to the Person giving the notice; and additionally, for any Completed Revolving Credit Loan Request, to Agency Services, Fleet Corporate Administration, Mail Stop MA OF D05P, One Federal Street, Boston, Massachusetts 02110, Attention: Timothy J. Callahan, Senior Loan Administrator; and

     (c)  if to any Lender, at such Lender's address set forth on
Schedule 1.2 hereto, or such other address for notice as such Lender shall have last furnished in writing to the Person giving the notice.

     Any such notice or demand shall be deemed to have been duly given or made and to have become effective (i) if delivered by hand, overnight courier or facsimile to the party to which it is directed, at the time of the receipt thereof by such party or the sending of such facsimile with electronic confirmation of receipt and (ii) if sent by registered or certified first-class mail, postage prepaid, on the fifth Business Day following the mailing thereof.

     Section 20. GOVERNING LAW; CONSENT TO JURISDICTION AND SERVICE. THIS AGREEMENT AND EACH OF THE OTHER LOAN DOCUMENTS, EXCEPT AS OTHERWISE SPECIFICALLY PROVIDED THEREIN, ARE CONTRACTS UNDER THE LAWS OF THE STATE OF NEW YORK AND SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AND THE GUARANTORS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS OR THE GUARANTORS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 19. THE BORROWERS AND EACH OF THE GUARANTORS HEREBY WAIVES ANY OBJECTION THAT EITHER OF THEM MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

     Section 21. HEADINGS. The captions in this Agreement are for convenience of reference only and shall not define or limit the provisions hereof.

     Section 22. COUNTERPARTS. This Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

     Section 23. ENTIRE AGREEMENT, ETC. The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated, except as provided in Section 25.

     Section 24. WAIVER OF JURY TRIAL AND CERTAIN DAMAGE CLAIMS. EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS, EACH OF THE GUARANTORS, THE AGENT AND EACH OF THE LENDERS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ITS RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE REVOLVING CREDIT NOTES OR ANY OF THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS AND EACH OF THE GUARANTORS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT ANY OF THEM MAY HAVE TO CLAIM OR RECOVER IN ANY LITIGATION REFERRED TO IN THE PRECEDING SENTENCE ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. EACH OF THE BORROWERS AND THE GUARANTORS (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY LENDER OR THE AGENT HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH LENDER OR THE AGENT WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (B) ACKNOWLEDGE THAT THE AGENT AND THE LENDERS HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS TO WHICH THEY ARE PARTIES BY, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS CONTAINED HEREIN.

     Section 25. CONSENTS, AMENDMENTS, WAIVERS, ETC. Except as otherwise expressly provided in this Agreement, any consent or approval required or permitted by this Agreement may be given, and any term of this Agreement or of any of the other Loan Documents may be amended, and the performance or observance by any Borrower or any Guarantor of any terms of this Agreement or the other Loan Documents or the continuance of any default, Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Required Lenders.

     Notwithstanding the foregoing, Unanimous Lender Approval shall be required for any amendment, modification or waiver of this Agreement that:

               (i) reduces or forgives any principal of any unpaid Loan or any interest thereon (including any interest "breakage" costs) or any fees due any Lender hereunder, or permits any prepayment not otherwise permitted hereunder; or

              (ii) changes the unpaid principal amount of, or the rate of interest on, any Loan; or

             (iii) changes the date fixed for any payment of principal of or interest on any Loan (including, without limitation, any extension of the Maturity Date) or any fees payable hereunder; or

              (iv)  changes the amount of any Lender's Commitment
          (other than pursuant to an assignment permitted under Section 18.1 hereof) or increases the amount of the Total Commitment; or

               (v) releases or reduces the liability of any Guarantor pursuant to its Guaranty other than as provided in Section 5; or

              (vi)  modifies this Section 25 or any other
          provision herein or in any other Loan Document which by the terms thereof expressly requires Unanimous Lender
          Approval; or

             (vii)  amends any of the provisions governing
          funding contained in Section 2 hereof; or

            (viii) changes the rights, duties or obligations of the Agent specified in Section 14 hereof (provided that no amendment or modification to such Section 14 or to the fee payable to the Agent under this Agreement may be made without the prior written consent of the Agent); or

              (ix) changes the definitions of Required Lenders or Unanimous Lender Approval.

No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of the Agent or the Lenders or any Lender in exercising any right shall operate as a waiver thereof or otherwise be prejudicial to such right or any other rights of the Agent or the Lenders. No notice to or demand upon any Borrower shall entitle any Borrower to other or further notice or demand in similar or other circumstances.

     Section 26. SEVERABILITY. The provisions of this Agreement are severable, and if any one clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Agreement in any jurisdiction.

     IN WITNESS WHEREOF, the undersigned have duly executed this Agreement as a sealed instrument as of the date first set forth above.

                              SOVRAN SELF STORAGE, INC.


                              By:
                              Name:
                              Title:


                              SOVRAN ACQUISITION LIMITED
                                PARTNERSHIP

                              By:  Sovran Holdings Inc.,
                                     its general partner


                              By:
                              Name:
                              Title:


                              FLEET NATIONAL BANK,
                                individually and as Agent


                              By:
                              Name:
                              Title:


                              FIRST UNION NATIONAL BANK


                              By:
                              Name:
                              Title:

                              CREDITANSTALT CORPORATE FINANCE,
                                INC.


                              By:
                              Name:
                              Title:



                              By:
                              Name:
                              Title:



                              CRESTAR BANK


                              By:
                              Name:
                              Title:



                              PNC BANK, NATIONAL ASSOCIATION


                              By:
                              Name:
                              Title:



                              MARINE MIDLAND BANK


                              By:
                              Name:
                              Title:


                              DRESDNER BANK AG, NEW YORK
                                BRANCH AND GRAND CAYMAN
                                BRANCH


                              By:
                              Name:
                              Title:


                              By:
                              Name:
                              Title:

                               Schedule 1.2



Lender                        Commitment Amount   Commitment Percentage

Fleet National Bank
One Federal Street
Boston, MA  02110                $ 26,250,000               17.5%

First Union National Bank
One First Union Center
Charlotte, NC  28288-0166        $ 26,250,000               17.5%

Creditanstalt Corporate Finance, Inc.
Two Greenwich Plaza
Greenwich, CT  06830-6353        $ 26,250,000               17.5%

Crestar Bank
8245 Boone Boulevard, Suite 820
Vienna, VA  22181-3872           $ 18,750,000               12.5%

PNC Bank, National Association
249 Fifth Avenue
Pittsburgh, PA  15222            $ 18,750,000               12.5%

Marine Midland Bank
One Marine Midland Center
Buffalo, NY  14203-2842          $ 18,750,000               12.5%

Dresdner Bank AG, New York Branch
  and Grand Cayman Branch
75 Wall Street
New York, NY  10005-2886         $ 15,000,000               10.0%

TOTAL                            $150,000,000               100%