Form 10-K/A
period 1997-12-31
SOVRAN SELF STORAGE INC
filed 1998-06-15
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A


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

          Purpose of amendment:  This 10-K/A is being filed to amend
Item 8 to include a paragraph in note 2 to the Company's financial statements "Summary of Significant Accounting
Policies - Investment in Storage Facilities," which discloses the Company's policy for assessing and measuring asset impairment, and indicates that there has been no asset impairment under this policy and, accordingly, this policy has had no impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

                                 Index to
                           Financial Statements

Consolidated Balance Sheets at December 31, 1997 and 1996. . . 4 Consolidated Statements of Operations of the Company
          for the Years ended December 31, 1997 and 1996
          and the period from June 26, 1995 to December 31, 1995
          and the Company Predecessors for the period January 1,
          1995 to June 25, 1995 . . . . . . . . . . . . . . . . . . 5
Combined Statement of Owners' Equity for the Company
          Predecessors for the Period January 1, 1995 to
          June 25, 1995 . . . . . . . . . . . . . . . . . . . . . . 6
Consolidated Statements of Shareholders' Equity of the
          Company for the Years ended December 31, 1997 and
          1996 and the period ended December 31, 1995 . . . . . . . 7
Consolidated Statements of Cash Flows of the Company
          for the Years ended December 31, 1997 and 1996 and
          the period from June 26, 1995 to December 31, 1995
          and the Company Predecessors for the period January 1,
          1995 to June 25, 1995 . . . . . . . . . . . . . . . . . . 8
Notes to Financial Statements December 31, 1997. . . . . . . . 11
Report of Independent Auditors . . . . . . . . . . . . . . . . 22

                           FINANCIAL STATEMENTS

Consolidated Balance Sheets - Sovran Self Storage, Inc.

                                                December 31,
          ______________________________________________________________
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

Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess whether or not there has been any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flows is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 1997 and 1996, no assets had been determined to be impaired under this policy and, accordingly, this policy has had no impact on the Company's financial position or results of operations.

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
_____________________________________________________________________________________________

                                                       1995 Quarter Ended
                                       ______________________________________________________
                                        June 30*       Sept. 30       Dec. 31
                                       _______________________________________
Revenues                                $    352       $  6,343       $  6,247
Net Income                              $    164       $  3,213       $  3,367
Net Income Per Common Share (Note 3):
  Basic and Diluted                     $   0.02       $   0.44       $   0.45
____________________________________________________________________________________________
(*) Includes results for the period June 26, 1995 (Formation) to June 30, 1995.

                                               - 20 -

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

                          13.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material, adverse effect upon the Company.

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




Ernst & Young LLP
Buffalo, New York
January 29, 1998, except for Notes 5 & 14 for which the date is March 24, 1998

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

3.  Exhibit

23.  Consent of Independent Auditors

                      Consent of Independent Auditors


     We consent to the use of our report dated January 29, 1998 (except for notes 5 and 14 for which the date is March 24, 1998), included in the Annual Report on Form 10-K of Sovran Self Storage, Inc. for the year ended December 31, 1997, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.

     We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) pertaining to the 1995 Award and Option Plan and the 1995 Directors' Stock Option Plan of Sovran Self Storage, Inc. of our reports dated January 29, 1998 (except for notes 5 and 14 for which the date is March 24, 1998) with respect to the consolidated financial statements and schedules of Sovran Self Storage, Inc. included herein.


                              /s/ Ernst & Young LLP



Buffalo, New York
June 11, 1998

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOVRAN SELF STORAGE, INC.

June 15, 1998                By:/s/ David L. Rogers
                                     David L. Rogers,
                                     Chief Financial Officer,
                                     Secretary, Chief Financial
                                     Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/Robert J. Attea            Chairman of the     June 15, 1998
   Robert J. Attea            Board of Directors,
                              Chief Executive
                              Officer and Director
                              (Principal Executive
                              Officer)

/s/Kenneth F. Myszka          President, Chief    June 15, 1998
   Kenneth F. Myszka          Operating Officer
                              and Director

/s/David L. Rogers            Chief Financial     June 15, 1998
   David L. Rogers            Officer (Principal
                              Financial and
                              Accounting Officer)

/s/John Burns                 Director            June 15, 1998
   John Burns

/s/Michael A. Elia            Director            June 15, 1998
   Michael A. Elia

/s/Anthony P. Gammie          Director            June 15, 1998
   Anthony P. Gammie

/s/Charles E. Lannon          Director            June 15, 1998
   Charles E. Lannon