Form 10-Q
period 1998-06-30
SOVRAN SELF STORAGE INC
filed 1998-08-13
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

Title                                                        Outstanding

Common Stock, $.01 par value per share.                12,298,213 Common Shares

Part I.  Financial Information
Item 1.  Financial Statements

                            S0VRAN SELF STORAGE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                              June 30,      December 31,
(dollars in thousands)                          1998           1997
--------------------------------------       ---------------------------
Assets
  Investment in storage facilities:
     Land                                     $   93,757   $   71,391
     Building and equipment                      358,334      261,645
                                               ---------    ---------

                                                 452,091      333,036
     Less: accumulated depreciation              (15,873)     (11,639)
                                               ---------    ---------
  Investments in storage facilities, net         436,218      321,397
  Cash and cash equivalents                        2,695        2,567
  Accounts receivable                              1,335          834
  Prepaid expenses and other assets                3,030        2,275
                                               ---------    ---------
  Total Assets                               $   443,278  $   327,073
                                               =========    =========

Liabilities
  Line of credit                            $   148,000   $   36,000
  Accounts payable and accrued liabilities        4,832        2,167
  Deferred revenue                                2,934        1,994
  Accrued dividends                               6,641        6,599
  Mortgage payable                                3,059        3,559
                                               ---------    ---------
    Total Liabilities                           165,466       50,319
  Minority interest                              13,060       12,843

Shareholders' Equity
  Common stock $.01 par value, 100,000,000
   shares authorized,  12,298,213 shares
   issued
   (12,221,121 at December 31, 1997)                123          122
  Preferred stock,  10,000,000 shares
   authorized,  none issued and outstanding,
   250,000 shares designated as Series A
   Junior Participating Preferred Stock,
   $.01 par value ..........................         -            -
  Additional paid-in capital ...............    273,369      269,982
  Unearned restricted stock ................        (25)         (32)
  Dividends in excess of net income ........     (7,761)      (6,161)
  Treasury stock at cost, 35,000 shares ...        (954)         -
                                               ---------    ---------
    Total shareholders' equity .............    264,752      263,911
                                               ---------    ---------

  Total Liabilities and Shareholders' Equity $   443,278  $   327,073
                                               =========    =========

See notes to financial statements ..........














                            SOVRAN SELF STORAGE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            April 1, 1998      April 1, 1997
                                                  to                 to
(dollars in thousands, except share data)   June 30, 1998      June 30, 1997
                                           ---------------------------------
Revenues:
  Rental income                              $    16,171      $     11,724
  Interest and other income                          271               214
                                             -----------      ------------
     Total revenues                               16,442            11,938

Expenses:
  Property operations and maintenance              3,164             2,254
  Real estate taxes                                1,311               918
  General and administrative                       1,093               586
  Interest                                         2,153               306
  Depreciation and amortization                    2,450             1,685
                                             -----------       -----------
     Total expenses                               10,171             5,749
                                             -----------       -----------

Income before minority interest                    6,271             6,189
Minority interest                                   (219)             (186)
                                             -----------      ------------

Net Income                                   $     6,052      $      6,003
                                             ===========      ============


Earnings per share - basic                   $      0.49      $       0.50
                                             ===========      ============

Earnings per share - diluted                 $      0.49      $       0.50
                                             ===========      ============

Common shares used in basic
  earnings per-share calculation              12,330,040        11,815,534

Dividends declared per share                 $      0.54      $       0.52
                                             ===========      ============






See notes to financial statements



                               SOVRAN SELF STORAGE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               January 1, 1998  January 1, 1997
                                                     to               to
(dollars in thousands, except share data)       June 30, 1998    June 30, 1997
                                               --------------------------------

Revenues:
  Rental income                                 $   30,347     $     22,302
  Interest and other income                            470              368
                                                -----------    -------------
     Total revenues                                 30,817           22,670

Expenses:
  Property operations and maintenance                5,983            4,408
  Real estate taxes                                  2,498            1,775
  General and administrative                         1,947            1,330
  Interest                                           3,368              818
  Depreciation and amortization                      4,547            3,216
                                               -----------    -------------
     Total expenses                                 18,343           11,547
                                               -----------    -------------

Income before minority
 interest and extraordinary item                    12,474           11,123
Minority interest                                     (424)            (250)
                                               -----------    -------------

Income before extraordinary item                    12,050           10,873

Extraordinary loss on extinguishment of debt          (350)             -
                                               -----------    -------------

Net Income
                                               $    11,700    $      10,873
                                               ===========    =============

Earnings per share before
 extraordinary item - basic                           0.98             0.96
Extraordinary item                                   (0.03)             -
                                               -----------    -------------
Earnings per share - basic                     $      0.95    $        0.96
                                               ===========    =============
Earnings per share - diluted                   $      0.95    $        0.96
                                               ===========    =============

Common shares used in basic
  earnings per-share calculation                12,309,866       11,261,386

Dividends declared per share                   $      1.08    $        1.04
                                               ===========    =============


See notes to financial statements.







                            SOVRAN SELF STORAGE, INC.

                            STATEMENTS OF CASH FLOWS


                                                January 1, 1998  January 1, 1997
                                                      to               to
(dollars in thousands)                            June 30, 1998   June 30, 1997
                                              ----------------  --------------

Operating Activities
Net income                                           $    11,700   $    10,873
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary loss                                         350             -
  Depreciation and amortization                            4,547         3,216
  Minority interest                                          424           250
  Restricted stock earned                                      7             6
  Changes in assets and liabilities:
     Accounts receivable                                    (474)         (202)
     Prepaid expenses and other assets                      (462)          514
     Accounts payable and other liabilities                2,767         2,594
     Deferred revenue                                        649           683
                                                      ----------    ----------
Net cash provided by operating activities                 19,508        17,934
                                                      ----------    ----------

Investing Activities
  Additions to storage facilities                       (115,337)      (76,521)
  Additions to other assets                                 (851)          (10)
                                                      -----------   ----------
Net cash used in investing activities                   (116,188)      (76,531)
                                                      -----------   ----------

Financing Activities
  Net proceeds from sale of common stock                       -        42,419
  Proceeds from line of credit draw down                 112,000        15,000
  Dividends paid                                         (13,258)      (11,923)
  Purchase of treasury stock                                (954)            -
  Minority interest distributions                           (480)         (270)
  Mortgage principal payments                               (500)            -
                                                      ----------    ----------
Net cash provided by financing activities                 96,808        45,226
                                                      ----------    ----------
Net increase (decrease) in cash                              128       (13,371)
Cash at beginning of period                                2,567        16,687
                                                      ----------    ----------
Cash at end of period                                 $    2,695    $    3,316
                                                      ==========    ==========


Supplemental cash flow information
     Cash paid for interest                           $    3,181    $      818

See notes to financial statements.





                            SOVRAN SELF STORAGE, INC.

                            STATEMENTS OF CASH FLOWS


Supplemental cash flow information for the six months
  ended June 30, 1998
(dollars in thousands)
-------------------------------------------------------------------------------

Storage facilities acquired through the issuance of minority
 interest in the operating partnership and common stock           $      3,609

Fair value of net liabilities assumed on the acquisition
 of storage facilities                                            $        424
-------------------------------------------------------------------------------

Dividends  declared  but unpaid were $6,641 at June 30, 1998 and $6,599 at December 31, 1997
























See notes to financial statements










                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 1998 and June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  Organization
         Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, sixty-two self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date twelve self-storage properties from unaffiliated third parties. The Company has since purchased a total of 117 (thirty-six in 1998, forty-four in 1997, twenty-nine in 1996 and nine in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 1998 to 192 properties, most of which are in the eastern United States and Texas.

         All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 96.4% ownership interest therein as of June 30, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to the Offerings. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

















3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended June 30, 1998.


(dollars in thousands)

Cost:
   Beginning balance                                             $      333,036
   Property acquisitions                                                110,940
   Improvements and equipment additions                                   8,232
   Dispositions                                                            (117)
                                                                           ----


Ending balance                                                   $      452,091
                                                                 ==============

Accumulated Depreciation:
   Beginning balance                                             $       11,639
   Additions during the period                                            4,258
   Dispositions                                                             (24)
                                                                            ---

Ending balance                                                   $       15,873
                                                                 ==============

4.  Line of Credit
         On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaced in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Company's old facility. As a result of the new credit facility, in 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former revolving credit facility.
         In June 1998, the Company entered into a $30 million unsecured term note which matures on September 24, 1998 and provides for funds at LIBOR plus 1.25%.
         To manage its exposure to interest rate fluctuations, the Company has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999. Net payments or receipts under swap agreements are recorded as adjustments to interest expense. The net carrying amount of the Company's debt instruments approximates the fair values.

5.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of June 30, 1998, the Company had entered into contracts for the purchase of 4 self-storage facilities which were purchased in July 1998 for a total cost of $22.7 million.









6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 36 storage facilities purchased during the six months ended June 30, 1998, had occurred at January 1, 1998. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per share data)

                                                                   Six Months
                                                                 Ended June 30,
                                                                      1998

  Rental income                                                $         34,011
  Other income                                                              535
                                                               ----------------
     Total revenues                                                      34,546

Expenses:
  Property operations & maintenance                                       6,836
  Real estate taxes                                                       2,800
  General and administrative                                              1,995
  Interest                                                                5,236
  Depreciation and amortization                                           4,939
                                                               ----------------
     Total Expenses                                                      21,806

Income before minority interest and extraordinary item                   12,740

  Minority interest                                                        (441)

Income before extraordinary item                                         12,299

Extraordinary loss on extinguishment of debt                               (350)
                                                              -----------------

Net income                                                     $         11,949
                                                               ================


Earnings per share before extraordinary item - basic                       1.00
Extraordinary item                                                         (.03)
                                                               ----------------
Earnings per share - basic                                     $            .97
                                                               ================
Earnings per share - diluted                                   $            .97
                                                               ================

Common shares used in basic earnings
 per share calculation                                               12,298,213


7.  Legal Proceedings
         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio in connection with the formation of the Company as a REIT and related transactions, as well as the Offering. On April 29, 1996, the Plaintiff filed a first amended complaint and on September 24, 1997, a second amended complaint was filed. The complaint alleges, among other things, breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, fraud and deceit, breach of duty of good faith and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.

8.  Earnings Per Share
         In  1997,  the  Company  adopted  Statement  of  Financial   Accounting
Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share:


                                            Six Months              Six Months
                                              Ended                   Ended
                                             June 30,                June 30,
                                              1998                     1997
                                           -------------          -------------

Numerator:
  Net Income                               $     11,700            $    10,873

Denominator:
  Denominator for basic earnings
    per share - weighted average shares          12,310                 11,261

Effect of Diluted Securities:
  Stock options                                      54                     57
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversion                12,364                 11,318

Basic earnings per share                   $        .95            $       .96
Diluted earnings per share                 $        .95            $       .96



9.  Recent Accounting Pronouncements
         On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Company has previously capitalized such costs and will comply with the consensus prospectively. The amount of internal acquisition costs capitalized in the six-months ended June 30, 1998 and 1997, was $222,000 and $400,000, respectively.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 192 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; and tax law changes which may change the taxability of future income.

Liquidity and Capital Resources

Revolving Credit Facility
         On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaces in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Company's old facility. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At June 30, 1998, the Company had remaining borrowing capacity of $2 million on the line.

         In June 1998, the Company entered into a $30 million term note which matures on September 24. 1998 and provides for funds at LIBOR plus 1.25%. At June 30, 1998, there was no balance outstanding on the term note. To manage its exposure to interest rate fluctuations, the Company has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 1998, 453,609 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 1998, the Company acquired eighteen properties, increasing its existing presence in Florida, Michigan, Missouri, North Carolina, Ohio, Tennessee and Texas. The Company also entered a new market, New Hampshire. The eighteen acquisitions in the three months ended June 30, 1998 added 1,169,000 square feet of space and 11,000 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         In July, the Company continued its external growth strategy by increasing the number of facilities it owns in Florida, and has contracts on properties in Florida, North Carolina, and Texas with planned closings in the third quarter.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Common Stock Repurchase Program
         On June 24, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of outstanding common stock. The shares may be purchased from time-to-time at the discretion of management in the open market or in privately negotiated transactions. As of June 30, 1998, 35,000 common shares had been repurchased.

Liquidity
         At June 30, 1998, the Company's debt to equity ratio was 57%.
         As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties will be provided by borrowings pursuant to the revolving line of credit and the issuance of UPREIT units. In addition, the Company believes it has achieved a level of market capitalization and critical mass to enable it to access the senior debt markets to fund a portion of 1998 growth and to pay off the term note. The Company has filed a registration statement and expects to access the capital markets in 1998.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended June 30, 1998, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Company as of June 30, 1998 and June 30, 1997.

For the period January 1, 1998 through June 30, 1998 (dollars in thousands)
         The Company reported revenues of $30,817 during the period and incurred $8,481 in operating expenses, resulting in net operating income of $22,336, or 72%. General and administrative expenses of $1,947, interest expense of $3,368 and depreciation and amortization expenses of 4,547 resulted in income of $12,474 before minority interest and extraordinary item. An extraordinary loss of $350 resulted from the write-off of the unamortized financing costs of the revolving credit facility that was replaced in February 1998. Net income amounted to $11,700.

Three months ended June 30, 1998, compared to Three months ended June 30, 1997 (dollars in thousands)
         The following discussion compares the activities of the Company for the three months ended June 30, 1998 with the activities of the Company for the three months ended June 30, 1997.
         Total revenues increased from $11,938 for the three months ended June 30, 1997 to $16,442 for the three months ended June 30, 1998, an increase of $4,504 or 38%. Of this, $4,200 resulted from the acquisition of 18 properties during the period April 1, 1998 through June 30, 1998 and $304 was realized as a result of increased rental rates at the 138 properties owned by the Company at April 30, 1997. Overall, same-store revenues grew 3% for the three month period ended June 30, 1998 as compared to the same period in 1997.
         Property operating and real estate tax expense increased $1,303 or 41% during the period. $1,112 was a result of absorbing additional expenses from operating the newly acquired properties, and $191 related to the operations of its sites operated more than one year.
         General and administrative expenses, which includes losses of $66 realized as the result of replacement of equipment, increased $507 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
         Interest expense increased $1,847 due to the $112 million drawn on the Company's line of credit during 1998.
Income before minorit interest increased from $6,189 to $6,271, an increase of $82 or 1.3%.

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

                                               Three months       Three months
                                              ended June 30,      ended June 30,
                                                  1998                1997
(in thousands)                                -------------       -------------


Net income                                       $   6,052            $   6,003
Minority interest                                      219                  186
Depreciation of real estate and amortization
  of intangible assets exclusive of deferred
  financing fees                                     2,395                1,566
Minority interest share of FFO                        (302)                (233)
                                                 ---------            ---------
FFO available to common shareholders             $   8,364            $   7,522
                                                 =========            =========

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

         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging, breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, fraud, breach of duty of good faith, fraud and deceit, and other causes of action including a declaratory judgement as to Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which Plaintiff claims to have a continuing interest) and an accounting. The first amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messers. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for cost and any loss arising from the lawsuit. The Company believes that the actual amount of Plaintiff's recovery in this matter, if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.



Item 2.  Changes in Securities

         No disclosure required.



Item 3.  Defaults Upon Senior Securities

         No disclosure required.



Item 4.  Submission of Matters to a Vote of Security Holders

a.)      The Annual Meeting of Shareholders was held on Tuesday, May 12, 1998.


b.)  Directors     Votes For Votes   Votes    Abstentions   Broker
                             Agains  Withheld               Nonvotes


Robert J. Attea   10,518,162   0     38,438         0        1,774,363
Kenneth F. Myszka 10,521,088   0     35,512         0        1,774,363
Charles E. Lannon 10,521,088   0     35,512         0        1,774,363
John E. Burns     10,521,088   0     35,512         0        1,774,363
Michael A. Elia   10,521,088   0     35,512         0        1,774,363
Anthony P. Gammie 10,521,088   0     35,512         0        1,774,363

c.)      Ratification  of the  appointment  by the Board of Directors of Ernst &
         Young LLP, as independent Accountants, to audit the accounts of the Company for the year ending December 31, 1998.

         Votes For                  10,484,769
         Votes Against                  15,721
         Votes Withheld                      0
         Abstentions                    56,110
         Broker Nonvotes             1,774,363


Item 5.  Other Information
         No disclosure required.

Item 6. Exhibits and Reports on Form 8-K (a.) Exhibit 27 - Financial data schedule.

(b.)  Reports on Form 8-K

     On April 17, 1998, the Company filed an amended Current Report on Form 8-K/A, which amended the Company's Form 8-K filed February 20, 1998. The 8-K/A filed April 17, 1998, included the financial statements for twenty-four self storage facilities acquired. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the year ended December 31, 1997 were presented.

     On June 10, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of eight self-storage facilities. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the three months ended March 31, 1998 and the year ended December 31, 1997 were presented.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.

August 13, 1998             By:/S/ David L. Rogers
---------------             ----------------------
Date                           David L. Rogers
                               Secretary and Chief Financial Officer