Form 10-Q
period 1998-09-30
SOVRAN SELF STORAGE INC
filed 1998-11-13
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

                                Title Outstanding

               Common Stock, $.01 par value per share. 12,272,963

Part I. Financial Information
Item 1. Financial Statements

                                     SOVRAN SELF STORAGE, INC.
                                    CONSOLIDATED BALANCE SHEETS


                                                 September 30,     December 31,
(dollars in thousands, except share data)            1998              1997
                                                  (unaudited)
------------------------------------------------------------------------------

Assets
  Investment in storage facilities:
     Land                                         $    100,801     $     71,391
     Building and equipment                            388,800          261,645
                                                  ------------     ------------
                                                       489,601          333,036
     Less: accumulated depreciation                    (18,559)         (11,639)
                                                  ------------     ------------
  Investments in storage facilities, net               471,042          321,397
  Cash and cash equivalents                              6,112            2,567
  Accounts receivable                                    1,302              834
  Prepaid expenses and other assets                      3,135            2,275
                                                  ------------     ------------
   Total Assets                                   $    481,591     $    327,073
                                                  ============     =============

Liabilities
  Line of credit and term note                    $    176,500     $     36,000
  Accounts payable and accrued liabilities               5,123            2,167
  Deferred revenue                                       2,882            1,994
  Accrued dividends                                      6,873            6,599
  Mortgage payable                                       3,059            3,559
                                                  ------------     ------------
   Total Liabilities                                   194,437           50,319

  Minority interest                                     24,108           12,843

Shareholders' Equity
  Common stock $.01 par value, 100,000,000
    shares authorized, 12,272,963 shares
    Issued (12,221,121 at December 31, 1997                123              122
  Preferred stock, 10,000,000 shares
    authorized, none issued and outstanding,
    250,000 shares designated as Series A
    Junior Participating Preferred Stock,
    $.01 par value                                           -                -
  Additional paid-in capital                           273,797          269,982
  Unearned restricted stock                               (450)             (32)
  Dividends in excess of net income                     (8,434)          (6,161)
  Treasury stock at cost, 75,700 shares                 (1,990)               -
                                                  ------------     ------------
   Total Shareholders' Equity                          263,046          263,911
                                                  ------------     ------------

   Total Liabilities and Shareholders' Equity     $    481,591     $    327,073
                                                  ============     ============


See notes to financial statements.





                              SOVRAN SELF STORAGE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    July 1, 1998   July 1, 1997
(dollars in thousands,                                   to             to
 except share data)                                 September 30,  September 30,
                                                        1998           1997
--------------------------------------------------------------------------------
Revenues:
  Rental income                                       $    18,876   $    13,161
  Interest and other income                                   231           159
                                                      -----------   -----------
     Total revenues                                        19,107        13,320

Expenses:
  Property operations and maintenance                       3,905         2,571
  Real estate taxes                                         1,481         1,056
  General and administrative                                1,173           697
  Interest                                                  3,080           592
  Depreciation and amortization                             2,830         1,845
                                                      -----------   -----------
     Total expenses                                        12,469         6,761
                                                      -----------   -----------

Income before minority interest                             6,638         6,559
Minority interest                                            (438)         (200)
                                                      -----------   -----------

Net Income                                            $     6,200   $     6,359
                                                      ===========   ===========


Earnings per share - basic                            $      0.51   $      0.52
                                                      ===========   ===========

Earnings per share - diluted                          $      0.50   $      0.52
                                                      ===========   ===========

Common shares used in basic
  earnings per-share calculation                       12,273,535    12,220,921

Dividends declared per share                          $      0.56   $      0.54
                                                      ===========   ===========


See notes to financial statements.



                                  SOVRAN SELF STORAGE, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                        January 1, 1998        January 1, 1997
(dollars in thousands,                         to                     to
 except share data)                    September 30, 1998     September 30, 1997

--------------------------------------------------------------------------------

Revenues:
  Rental income                            $    35,464              $    49,223
  Interest and other income                        701                      527
                                           -----------              -----------
     Total revenues                             49,924                   35,991

Expenses:
  Property operations and maintenance            9,888                    6,979
  Real estate taxes                              3,979                    2,832
  General and admintrative                       3,120                    2,027
  Interest                                       6,448                    1,410
  Depreciation and amortization                  7,377                    5,061
                                           -----------              -----------
     Total expenses                             30,812                   18,309
                                           -----------              -----------

Income before minority
 interest and extraordinary item                19,112                   17,682
Minority interest                                 (862)                    (450)
                                           -----------              -----------

Income before extraordinary item                18,250                   17,232

Extraordinary loss on
 extinguishment of debt                           (350)                       -
                                           -----------              -----------

Net Income                                 $    17,232              $    17,900
                                           ===========              ===========


Earnings per share before
 extraordinary item - basic                $      1.48              $      1.49
Extraordinary item                               (0.02)                       -
                                           -----------              -----------
Earnings per share - basic                 $      1.46              $      1.49
                                           ===========              ===========

Earnings per share - diluted               $      1.45              $      1.48
                                           ===========              ===========

Common shares used in basic
    earnings per-share calculation          12,297,622               11,602,877

Dividends declared per share               $      1.64              $      1.58
                                           ===========              ===========



See notes to financial statements.



                            SOVRAN SELF STORAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                       January 1, 1998          January 1, 1997
                                              to                       to
(dollars in thousands)               September 30, 1998       September 30, 1997
                              -------------------------------------------------

Operating Activities
Net income                                  $     17,900           $     17,232
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary loss                                 350                      -
  Depreciation and amortization                    7,377                  5,061
  Minority interest                                  862                    450
  Restricted stock earned                              5                     10
  Changes in assets and liabilities:
     Accounts receivable                            (409)                  (289)
     Prepaid expenses and other assets              (659)                    17
     Accounts payable and other liabilities        2,695                  3,325
     Deferred revenue                                 67                    693
                                             -----------            -----------
Net cash provided by operating activities         28,188                 26,499
                                             -----------            -----------
Investing Activities
  Additions to storage facilities               (140,924)               (92,386)
  Additions to other assets                         (866)                   (10)
                                             -----------            -----------
Net cash used in investing activities           (141,790)               (92,396)
                                             -----------            -----------
Financing Activities
  Net proceeds from sale of common stock               -                 42,340
  Proceeds from line of credit draw down         140,500                 28,000
  Dividends paid                                 (19,899)               (18,522)
  Purchase of treasury stock                      (1,990)                     -
  Minority interest distributions                   (964)                  (477)
  Mortgage principal payments                       (500)                     -
                                             -----------            -----------
Net cash provided by financing activities        117,147                 51,341
                                             -----------            -----------
Net increase (decrease) in cash                    3,545                (14,556)
Cash at beginning of period                        2,567                 16,687
                                             -----------            -----------
Cash at end of period                        $     6,112            $     2,131
                                             ===========            ===========

Supplemental cash flow information
     Cash paid for interest                  $     5,940            $     1,410

See notes to financial statements.




                            SOVRAN SELF STORAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)




Supplemental cash flow information for the nine months
  ended September 30, 1998
(dollars in thousands)
-------------------------------------------------------------------------------

  Storage facilities acquired through the issuance of minority
      interest in the operating partnership and common stock     $       14,703

   Fair value of net liabilities assumed on the acquisition
      of storage facilities                                      $        1,208
-------------------------------------------------------------------------------


Dividends declared but unpaid were $6,873 at September 30, 1998 and $6,599 at December 31, 1997



                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  Organization
         Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Contemporaneously with the closing of the Offering, Sovran Self Storage, Inc. acquired, in a transaction accounted for as a purchase, sixty-two self-storage facilities (the Original Properties) which had been owned and managed by Sovran Capital, Inc. and the Sovran Partnerships (Predecessors to the Company). Purchase accounting was applied to the acquisition of the Original Properties to the extent cash was paid to purchase 100% of the limited-partnership interests in the Sovran Partnerships, prepay outstanding mortgages at the time of acquisition and for related transaction costs. Additionally, the Company acquired on that date twelve self-storage properties from unaffiliated third parties. The Company has since purchased a total of 127 (forty-five in 1998, forty-four in 1997, twenty-nine in 1996 and nine in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 1998 to 201 properties, most of which are in the eastern United States and Texas.
         All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Partnership). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 93.4% ownership interest therein as of September 30, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to the Offerings. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended September 30, 1998.

(dollars in thousands)

Cost:
   Beginning balance                                             $      333,036
   Property acquisitions                                                145,841
   Improvements and equipment additions                                  10,890
   Dispositions                                                            (166)
                                                                 --------------

Ending balance                                                   $      489,601
                                                                 ==============

Accumulated Depreciation:
   Beginning balance                                             $       11,639
   Additions during the period                                            6,962
   Dispositions                                                             (42)
                                                                 --------------

Ending balance                                                   $       18,559
                                                                 ==============



4.  Line of Credit
         On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaced in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, savings of 65 basis points over the Company's old facility. As a result of the new credit facility, in 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former revolving credit facility.
         In June 1998, the Company entered into a $30 million unsecured term note which matured on September 24, 1998 and provided for funds at LIBOR plus 1.25%. The term note has been increased to $40 million and extended through January 1999, and bears interest at LIBOR plus 1.50%.
         To manage its exposure to interest rate fluctuations, the Company has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999. Net payments or receipts under swap agreements are recorded as adjustments to interest expense. The net carrying amount of the Company's debt instruments approximates the fair values.

5.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of September 30, 1998, the Company entered contracts for the purchase of 10 self-storage facilities with expected costs of $24 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 45 storage facilities purchased during the nine months ended September 30, 1998, had occurred at January 1, 1998. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per share data)
                                                               Nine Months Ended
                                                                 September 30,
                                                                     1998
                                                              -----------------
Revenues:
  Rental income                                               $         55,534
  Other income                                                             828
                                                              ----------------
     Total revenues                                                     56,362

Expenses:
  Property operations & maintenance                                     11,398
  Real estate taxes                                                      4,547
  General and administrative                                             3,170
  Interest                                                               9,329
  Depreciation and amortization                                          8,031
                                                              ----------------
     Total Expenses                                                     36,475
                                                              ----------------
Income before minority interest and extraordinary item                  19,887

  Minority interest                                                     (1,284)
                                                              ----------------
Income before extraordinary item                                        18,603

Extraordinary loss on extinguishment of debt                              (350)
                                                              -----------------
Net income                                                    $         18,253
                                                              ================

Earnings per share before extraordinary item - basic          $           1.52
Extraordinary item                                                        (.03)
                                                              -----------------
Earnings per share - basic                                    $           1.49
                                                              ================
Earnings per share - diluted                                  $           1.48
                                                              ================
Common shares used in basic earnings
 per share calculation                                              12,272,963






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

8.  Earnings Per Share
         In  1997,  the  Company  adopted  Statement  of  Financial   Accounting
Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share:


                                            Nine Months             Nine Months
                                               Ended                   Ended
                                           September 30,           September 30,
                                               1998                     1997
                                           -------------           -------------

Numerator:
  Net Income                                $     17,900            $    17,232

Denominator:
  Denominator for basic earnings
   per share - weighted average shares            12,298                 11,603

Effect of Diluted Securities:
  Stock options                                       30                     61
  Denominator for diluted earnings
   per share - adjusted weighted average
   shares and assumed conversion                  12,328                 11,664

Basic earnings per share                    $       1.46            $      1.49
Diluted earnings per share                  $       1.45            $      1.48

9.  Recent Accounting Pronouncements
         On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Company has previously capitalized such costs and will comply with the consensus prospectively. The amount of internal acquisition costs capitalized in the nine-months ended September 30, 1998 and 1997, was $222,000 and $600,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 201 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; and tax law changes which may change the taxability of future income.

Liquidity and Capital Resources

Revolving Credit Facility
         On February 20, 1998, the Company entered into a new $150 million unsecured credit facility which replaces in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, savings of 65 basis points over the Company's old facility. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At September 30, 1998, the outstanding balance of the unsecured credit facility was $150 million.
         In June 1998, the Company entered into a $30 million term note that matured on September 24, 1998 and provided for funds at LIBOR plus 1.25%. The term note has been increased to $40 million and extended through January 1999, and bears interest at LIBOR plus 1.50%. At September 30, 1998, there was $26.5 million outstanding on the term note. To manage its exposure to interest rate fluctuations, the Company has entered into LIBOR-based interest rate swap agreements in amounts of $75 million through October 1998 and $40 million through June 1999.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 1998, 863,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended September 30, 1998, the Company acquired nine properties, increasing its existing presence in Florida, North Carolina, and Texas. The nine acquisitions in the three months ended September 30, 1998 added 640,000 square feet of space and 7,000 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         In October, the Company continued its external growth strategy by increasing the number of facilities it owns in Texas, and has contracts on properties in Louisiana, Mississippi, Ohio, Rhode Island, and Texas with planned closings in the fourth quarter of 1998 and the first quarter of 1999.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Common Stock Repurchase Program
         On June 24, 1998, the Board of Directors authorized the repurchase of up to 1,000,000 shares of outstanding common stock. The shares may be purchased from time-to-time at the discretion of management in the open market or in privately negotiated transactions. As of September 30, 1998, 75,700 common shares had been repurchased.

Liquidity
     As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties will be provided by borrowings pursuant to the term note and the issuance of UPREIT units.
     At September 30, 1998, the Company had $13.5 million available under the term note. The Company has received a committment from a syndicate of banks for a $75 million term note that will be used to repay the current $40 million term note and provide financing for future acquisitions.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended September 30, 1998, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
     The following discussion is based on the financial statements of the Company as of September 30, 1998 and September 30, 1997.

For the period January 1, 1998 through September 30, 1998 (dollars in thousands)
      The Company reported revenues of $49,924 during the period and incurred $13,867 in operating expenses, resulting in net operating income of $36,057, or 72%. General and administrative expenses of $3,120, interest expense of $6,448 and depreciation and amortization expenses of 7,377 resulted in income of $19,112 before minority interest and extraordinary item. An extraordinary loss of $350 resulted from the write-off of the unamortized financing costs of the revolving credit facility that was replaced in February 1998. Net income amounted to $17,900.

Three months ended September 30, 1998, compared to Three months ended September 30, 1997 (dollars in thousands)
     The following discussion compares the activities of the Company for the three months ended September 30, 1998 with the activities of the Company for the three months ended September 30, 1997.
     Total revenues increased from $13,320 for the three months ended September 30, 1997 to $19,107 for the three months ended September 30, 1998, an increase of $5,787 or 43%. Of this, $5,290 resulted from the acquisition of 53 properties during the period July 1, 1997 through September 30, 1998 and $497 was realized as a result of increased rental rates at the 148 properties owned by the Company at June 30, 1997. Overall, same-store revenues grew 3.8% for the three-month period ended September 30, 1998 as compared to the same period in 1997.
     Property operating and real estate tax expense increased $1,759 or 48% during the period. $1,466 was a result of absorbing additional expenses from operating the newly acquired properties, and $293 related to the operations of its sites operated more than one year.
     General and administrative expenses, which includes losses of $96 realized as the result of replacement of equipment, increased $476 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
     Interest expense increased $2,488 due to the $140.5 million drawn on the Company's line of credit and term note during 1998. Income before minority interest increased from $6,559 to $6,638, an increase of $79 or 1.2%.
Funds from Operations

         The Company believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO is defined as net income, computed in accordance with GAAP, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing fees, and excluding gains (losses) from debt restructuring and sales of property. FFO should not be considered a substitute for net income or cash flows, nor should it be considered an alternative to operating performance or liquidity. The following table sets forth the calculation of FFO:

                                    Three months ended        Three months ended
                                       September 30,             September 30,
                                           1998                      1997
(in thousands)                    ---------------------    ---------------------


Net income                            $          6,200         $          6,359
Minority interest                                  438                      200
Depreciation of real estate
 and amortization of intangible
 assets exclusive of  deferred
 financing fees                                  2,788                    1,715
Minority interest share of FFO                    (622)                    (252)
                                      ----------------         ----------------
FFO available to common shareholders  $          8,804         $          8,022
                                      ================         ================

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


Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibit 27 - Financial data schedule.

(b.)  Reports on Form 8-K

     On July 6, 1998, the Company filed a Current Report on Form 8-K, reporting the acquisition of ten self-storage facilities. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the three months ended March 31, 1998 and the year ended December 31, 1997 was presented.

     On September 25, 1998, the Company filed a Current Report on Form 8-K reporting the acquisition of four self-storage facilities. In addition, an unaudited Pro Forma Combined Balance Sheet and Statement of Operations at and for the six months ended June 30, 1998 and the year ended December 31, 1997 was presented.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.



November 13, 1998           By:  / S / David L. Rogers
------------------------------------------------------
Date                           David L. Rogers
                               Secretary, Chief Financial Officer