Form 10-Q/A
period 1998-09-30
SOVRAN SELF STORAGE INC
filed 1998-12-01
CIK 944314

FORM 10-Q/A

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

Amendment number 1
Part 1. Financial Information, Item 1, Financial Statements
Consolidated Statements of Operations

     To correct typographical error in rental income and net income at September 30, 1998 and September 30, 1997


                                  SOVRAN SELF STORAGE, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                            January 1, 1998     January 1, 1997
(dollars in thousands,                             to                  to
except share data)                        September 30, 1998  September 30, 1997
--------------------------------------------------------------------------------

Revenues:
  Rental income                                   $   49,223         $   35,464
  Interest and other income                              701                527
                                                  ----------         ----------
     Total revenues                                   49,924             35,991

Expenses:
  Property operations and maintenance                  9,888              6,979
  Real estate taxes                                    3,979              2,832
  General and administrative                           3,120              2,027
  Interest                                             6,448              1,410
  Depreciation and amortization                        7,377              5,061
                                                  ----------         ----------
     Total expenses                                   30,812             18,309
                                                  ----------         ----------

Income before minority
 interest and extraordinary item                      19,112             17,682
Minority interest                                       (862)              (450)
                                                  ----------         ----------

Income before extraordinary item                      18,250             17,232

Extraordinary loss on extinguishment of debt            (350)                 -
                                                  ----------         ----------

Net Income                                        $   17,900         $   17,232
                                                  ==========         ==========

Earnings per share before
 extraordinary item - basic                       $     1.48         $     1.49
Extraordinary item                                     (0.02)                 -
                                                  ----------         ----------
Earnings per share - basic                        $     1.46         $     1.49
                                                  ==========         ==========
Earnings per share - diluted                      $     1.45         $     1.48
                                                  ==========         ==========

Common shares used in basic
 earnings per-share calculation                   12,297,622        11,602,877

Dividends declared per share                      $     1.64        $     1.58
                                                  ==========        ==========


See notes to financial statements.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.


December 1, 1998             By:___/S/______________________________________
Date                            David L. Rogers,
                                Secretary, Chief Financial Officer