Form 10-K
period 1998-12-31
SOVRAN SELF STORAGE INC
filed 1999-04-01
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

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

                       Yes   [ X ]  No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 25, 1999, 12,379,135 shares of Common Stock, $.01 par value per share were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $286,603,202 (based on the closing price of the Common Stock on the New York Stock Exchange on March 25, 1999).

               Exhibit Index is on Pages 20 and 21



               DOCUMENTS INCORPORATED BY REFERENCE

    1998 Annual Report to Shareholders of the Company
(Part II).

    Notice of Annual Meeting of Shareholders and Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 25, 1999 (Part III).

Part I

Item 1.  Business

     Sovran Self Storage, Inc.(the "Company") is a self-administered and self managed real estate investment trust ("REIT") which acquires, owns and manages self-storage properties. (The Company's self-storage properties are hereinafter referred to collectively as the "Properties" and individually as a "Property"). The Company was formed on June 26, 1995. As of March 25, 1999 the Company owned and operated 211 self-storage properties consisting of approximately 11.8 million net rentable square feet, situated in 19 states, primarily the Eastern United States and Texas. As of
December 31, 1998, the Properties have a weighted average occupancy of 86.4% and a weighted average annual rent per occupied square foot of $7.69. The Company believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

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

     The Company was formed to continue the business of its predecessor company, which had engaged in the self-storage business since 1985. The Company owns an indirect interest in each of the Properties through a limited partnership (the "Partnership") of which the Company holds in total a 93.45% economic interest and unaffiliated third parties own collectively a 6.55% limited partnership interest. The Partnership owns a 100% fee simple interest in each of the Properties. The Company believes that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates the Company's ability to acquire properties by using units of the Partnership as currency.

     The Company was incorporated on April 19, 1995 under
Maryland law. The Company's principal executive offices are located at 5166 Main Street, Williamsville, New York 14221, and its telephone number is (716) 633-1850.

Industry Overview

     The Company believes that self-storage facilities offer inexpensive storage space to residential and commercial users.
In addition to fully enclosed and secure storage space, some operators, including the Company, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full time manager/leasing. Customers have access to their storage area during business hours and in certain circumstances are provided with 24 hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Company, and the customer has control of access to the unit.

     The Company believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

     According to published data, of the approximately 26,000 facilities in the United States, less than 18% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Company believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

     Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Company estimates that commercial users account for approximately 30-35% of its total occupancy, which is substantially higher than the reported industry average of 23%.

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

     -    Minimizing maintenance costs;

     - Linking all facilities to a central customized management information system; and

     - Utilization of a national marketing program that attracts commercial tenants who have multi-market self-storage needs.

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

     Property Managers attend a thorough orientation program and undergo continuous training, which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Company's customized management information system. In addition to frequent contact with Area Managers and other Company personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

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

     The Company's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are immediately transmitted to the Company's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Company's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Area Managers. The Company's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

     The Company's Regional Vice Presidents, Area Managers and Property Managers are compensated with a base salary and may, in addition, earn incentive compensation. The Company annually establishes a target gross income and net operating income for each Property. As incentive compensation, Property Managers earn a percentage of all gross income in excess of the target level; and Regional Vice Presidents earn a percentage of the combined net operating incomes in excess of the targeted levels for all facilities reporting to them. The Area Managers receive bonuses from the Regional Vice President they work under. This incentive compensation program is not subject to any caps or increment requirements. It is not unusual for any manager to earn in excess of 10% of the base salary as incentive compensation. The Company believes that the structure of these programs causes its managers to exercise their operational autonomy in a manner to maximize income through increased rental rates.

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

     The Properties are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. The Company believes that the Properties are in substantial compliance with all such regulations.

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

Federal Income Tax

     The Company has operated, and intends to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements" appearing on page 28 of the Company's 1998 Annual Report to Shareholders, submitted herewith as an exhibit and incorporated by reference.

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

     Several of the Company's competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International, and Storage USA, Inc., are larger and have substantially greater financial resources than the Company. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

     While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interest related to self-storage properties consistent with its qualification as a REIT. The Company may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Current market conditions preclude the Company from issuing common or preferred equity. Should investment opportunities become available, the Company may look to acquire self-storage properties via a joint-venture partnership or similar entity.
The Company may or may not have a significant investment in such a venture, but would use such an opportunity to expand its portfolio of branded and managed properties.

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

     The Company obtained an increase in the amount available under the Credit Facility to $150 million from $75 million in 1998. In connection with the increase, the interest rate was reduced from LIBOR plus 1.9 % to LIBOR plus 1.25% and the maturity date was extended from August 1998 to February 2001.

The Credit Line is to be used for development, acquisitions and general corporate purposes. As a result of the new credit facility, in 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $357,000, representing the unamortized financing costs of the revolving credit facility.

     On December 22, 1998, the Company borrowed $75 million pursuant to a term note agreement. The note is for a period of two years, maturing on December 22, 2000, and requires interest at LIBOR plus 1.50%. The note is unsecured, and was used to repay short-term borrowings.

     To the extent that the Company desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Company may utilize public and private equity offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements appearing in the Company's 1998 Annual Report to Shareholders, submitted herewith as an exhibit and incorporated by reference.

Employees

     The Company currently employs a total of 579 employees, including 229 Property Managers, 13 Area Managers, 4 Regional Vice Presidents and 292 part time employees. At the Company's headquarters, in addition to the 3 senior executive officers, the Company employs 38 people engaged in various support activities such as accounting and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.  Properties

Overview

     At December 31, 1998, the Company, owned 100% fee simple interests in, and operated, a total of 205 Properties, consisting of approximately 11.6 million net rentable square feet, situated in nineteen states in the Eastern and Midwestern United States and Texas. As of December 31, 1998, the Properties had a weighted average occupancy of 86.4% and a weighted average annual rent per square foot of $7.69. The Company believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

     The Company's self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Company's Properties are fenced with computerized gates and are well lighted. All but twenty-two of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

     Currently, 189 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all of the Properties to the "Uncle BoB's" trade name.

          The table below provides certain information regarding the properties:
                                          Uncle
                                          BoB's   Occupancy
                         Year             Trade       at                                     Mgr.
Location                 Built  Sq. Ft.   Name     12/31/98  Acres  Units  Bldgs.  Floors    Apt.  Construction
______________________________________________________________________________________________________________________________
  Alabama
Birmingham I             1990   36,975    Y       76%        2.7     297    9      1         Y    Masonry/Steel Roof
Birmingham II            1990   52,400    Y       89%        4.7     397    8      1         Y    Masonry/Steel Roof
Montgomery I             1982   74,830    Y       76%        5.0     620   16      1         Y    Masonry/Steel Roof
Birmingham III           1970   72,560    Y       70%        4.3     411    6      1         N    Masonry/Steel Roof
Montgomery II            1984   42,245    Y       94%        2.7     287   10      1         N    Masonry/Steel Roof
Montgomery III           1988   41,550    Y       85%        2.4     392    9      1         Y    Steel Bldg./Steel Roof
Birmingham-Walt          1984   63,380    N       85%        3.3     390    6      1         Y    Masonry Wall/Metal Roof
  Connecticut
New Haven                1985   35,260    Y       96%        3.9     305    5      1         N    Masonry Wall/Steel Roof
Hartford-Metro I         1988   49,000    Y       97%       10.0     337   10      1         N    Steel Bldg./Steel Roof
Hartford-Metro II        1992   37,825    Y       98%        6.0     309    7      1         N    Steel Bldg./Steel Roof
  Florida
Lakeland l               1985   48,055    Y       72%        3.5     443   11      1         Y    Masonry Wall/Steel Roof
Tallahassee I            1973  147,059    Y       80%       18.7     723   21      1         Y    Masonry Wall/Tar & Gravel Roof
Tallahassee II           1975   43,740    Y       96%        4.0     241    7      1         Y    Masonry Wall/Tar & Gravel Roof
Port St. Lucie           1985   54,400    Y       85%        4.0     604   12      1         N    Steel Bldg./Steel Roof
Deltona                  1984   63,992    Y       87%        5.0     453    5      1         Y    Masonry Wall/Shingle Roof
Jacksonville I           1985   39,912    Y       99%        2.7     296   14      1         Y    Masonry Wall/Tar & Gravel Roof
Orlando I                1988   50,445    Y       90%        2.8     595    3      2         Y    Steel Bldg./Steel Roof
Ft. Lauderdale           1985   98,440    Y       94%        7.6     636    7      1         Y    Steel Bldg./Steel Roof
West Palm l              1985   45,465    Y       83%        3.2     412    6      1         N    Steel Bldg./Steel Roof
Melbourne I              1986   61,034    Y       99%        8.3     656   11      1         Y    Masonry Wall/Shingled Roof
Pensacola I              1983  108,333    Y       86%        7.5     966   13      1         Y    Steel Bldg./Steel Roof
Pensacola II             1986   57,370    Y       93%        3.4     509    9      1         Y    Steel Bldg./Steel Roof
Melbourne II             1986   55,755    Y       88%        3.4     630   11      1         N    Steel Bldg./Steel Roof
Jacksonville II          1987   53,225    Y       92%        4.4     489   11      1         Y    Masonry/Steel Roof
Pensacola III            1986   63,250    Y       92%        6.1     500   12      1         N    Steel Bldg./Steel Roof
Pensacola IV             1990   39,825    Y       83%        2.7     281    9      1         Y    Masonry/Steel Roof
Pensacola V              1990   38,850    Y       76%        2.6     324    4      1         Y    Masonry/Steel Roof
Tampa I                  1989   60,202    Y       93%        3.3     878    6      1         N    Masonry/Steel Roof
Tampa II                 1985   55,911    Y       85%        2.9     783   10      1         N    Masonry/Steel Roof
Tampa III                1988   45,507    Y       89%        2.2     669   14      1         N    Masonry/Steel Roof

Orlando II               1986  134,834    Y       76%        8.5    1,360  20      1         Y    Masonry Wall/Steel Roof
Ft. Myers I              1988   28,024    Y       84%        1.1     272    6      2         Y    Steel Bldg./Steel Roof
Ft. Myers II           1991/94  23,053    Y       94%        1.9     303    2      1         Y    Masonry/Steel Roof
Tampa IV                 1985   47,410    Y       95%        4.0     557   10      1         Y    Masonry/Steel Roof
West Palm II             1986   33,005    Y       93%        2.3     394    9      1         Y    Masonry/Steel Roof
Ft. Myers III            1986   36,040    Y       91%        2.4     261    9      1         Y    Masonry/Steel Roof
Lakeland II              1988   42,310    Y       93%        4.0     579    9      1         N    Masonry Wall/Steel Roof
Ft. Myers IV             1987   59,686    Y       97%        4.5     277    4      1         Y    Masonry/Steel Roof
Jacksonville III         1987  102,500    Y       75%        5.9     783   13      1         Y    Masonry Wall/Shingle Roof
Jacksonville IV          1985   43,925    Y       81%        2.7     514    7      1         Y    Steel Bldg./Steel Roof
Jacksonville V         1987/92  53,855    Y       96%        2.9     511   13      2         Y    Steel Bldg./Masonry Wall/Steel
                                                                                                    Roof
Orlando III              1975   52,704    Y       80%        3.2     504    8      2         N    Masonry Wall/Steel Roof
Orlando lV               1984   38,580    Y       95%        2.8     337    6      1         Y    Steel Bldg/Steel Roof
Delray I-Mini            1969   50,455    Y       94%        3.5     489    3      1         Y    Masonry Wall/Concrete Roof
Delray II-Safeway        1980   70,050    Y       88%        4.3     727   17      1         Y    Masonry Wall/Concrete Roof
Tampa-E. Hillborough     1985   84,690    N       96%        5.3     737   16      1         Y    Masonry Wall/Metal Roof
Titusville             1986/90  54,720    Y       99%        6.0     416    9      1         Y    Metal Wall/Shingle Roof
Ft.Myers-Mall          1991/94  18,501    Y       72%        1.3     252    4      1         Y    Masonry/Steel Roof
Indian Harbor-Beach      1985   64,990    Y       90%        4.0     729   15      1         N    Masonry Wall/Metal Roof
Hollywood-Sheridan       1988  129,178    N       89%        7.0   1,168   21      1         Y    Masonry Wall/Concrete Roof
Pompano Beach-Atlantic   1985   74,644    N       83%        4.0     976   17      1         N    Masonry Wall/Concrete Roof
Pompano Beach-Sample     1988   63,548    N       88%        3.6     837   14      1         N    Masonry Wall/Metal Roof
Boca Raton-18th St       1991   90,395    N       83%        6.2   1,094    8      1         N    Masonry Wall/Metal Roof
Vero Beach               1997   34,450    Y       97%        1.9     309    2      1         N    Masonry Wall/Metal Roof
Hollywood-N.21st         1987   58,612    N       90%        3.1     742   11      1         Y    Masonry Wall/Metal Roof
  Georgia
Savannah                 1981   59,530    Y       89%        5.4     500   11      1         Y    Masonry Wall/Steel Roof
Atlanta-Metro I          1988   69,585    Y       81%        3.9     532    5      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro II         1988   45,300    Y       79%        3.9     375    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro III        1988   57,625    Y       82%        5.3     478    9      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro IV         1989   42,105    Y       95%        3.5     299    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro V          1988   44,945    Y       91%        4.2     318    3      1         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI         1986   50,900    Y       77%        3.6     455    7      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro VII        1981   38,950    Y       85%        2.5     326    9      2         Y    Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII       1975   47,321    Y       83%        3.3     459    6      2         Y    Masonry Wall/Tar & Gravel Roof
Augusta I                1988   52,360    Y       81%        4.0     409   13      1         Y    Steel Bldg./Steel Roof
Macon I                  1989   40,700    Y       86%        3.2     353   14      1         Y    Steel Bldg./Steel Roof
Augusta II               1987   46,280    Y       86%        3.5     372    4      1         Y    Masonry Wall/Steel Roof
Atlanta-Metro IX         1988   56,346    Y       81%        4.6     412    6      1         Y    Steel Bldg./Steel Roof
Atlanta-Metro X          1988   47,505    Y       91%        6.8     399    9      1         N    Steel Bldg./Steel Roof
Macon II               1989/94  58,915    Y       92%       14.0     540   11      1         Y    Steel Bldg./Steel Roof

Savannah II              1988   49,365    Y       90%        2.6     463    8      1         Y    Masonry  Wall/Steel Roof
Atlanta-Alpharetta       1994   81,405    Y       79%        5.8     573    8      1&2       Y    Steel Bldg./Steel Roof
Atlanta-Marietta         1996   59,450    Y       93%        6.0     451    8      1&2       Y    Steel Bldg./Steel Roof
Atlanta-Doraville        1995   68,465    Y       93%        4.9     636    8      1&2       Y    St&Masonry Bldg/Steel Roof
Ft. Oglethorpe           1989   45,185    Y       84%        3.3     447    6      1         Y    Masonry Wall/Metal Roof
  Louisiana
Baton Rouge-1            1982   72,370    Y       88%        2.5     414   12      1         Y    Masonry Wall/Metal Roof
Baton Rouge-2            1985   45,185    Y       86%        2.8     444    9      1         N    Masonry Wall/Steel Roof
  Maryland
Salisbury                1979   33,700    Y       81%        3.0     416   10      1         N    Masonry Wall/Tar & Gravel Roof
Baltimore I              1984   21,233    Y       80%        1.9     347    2      3         N    Masonry Wall/Shingled Roof
Baltimore II             1988   55,694    Y       97%        2.2     498    2      4         Y    Masonry Wall/Tar & Gravel Roof
Baltimore III            1990   51,838    Y       91%        3.1     674    8      1         Y    Steel Bldg./Steel Roof
  Massachusetts
New Bedford              1982   42,068    Y       98%        3.4     374    7      1         Y    Steel Bldg./Steel Roof
Springfield              1986   42,127    Y       88%        4.7     321    5      1         N    Masonry Wall/Shingle Roof
Northbridge              1988   50,350    N       93%        3.5     358   10      1         N    Metal Wall/Metal Roof
Salem                    1979   53,405    N       88%        2.0     499    2      2         Y    Steel Wall/Metal Roof
Boston-Metro I           1980   37,825    Y       97%        2.0     402    3      2         N    Masonry Wall/Tar & Gravel Roof
Boston-Metro II          1986   38,175    Y       98%        3.6     428    8      2         N    Masonry Wall/Tar & Gravel Roof
  Michigan
Grand Rapids             1976   57,900    Y       89%        5.4     526    9      1         Y    Masonry Wall/Steel Roof
Grand Rapids II          1983   32,300    Y       89%        8.0     296    6      1         N    Masonry & Steel Walls
Kalamazoo                1978   60,218    Y       82%       11.6     674   14      1         Y    Steel Bldg/Steel & Shingle Roof
Lansing                  1987   44,945    Y       88%        3.8     411    9      1         Y    Steel Bldg/Steel Roof
Holland                  1978   96,208    Y       86%       13.6     722   18      1         Y    Masonry Wall/Steel Roof
Waterford-Highland       1978  137,320    N       83%       16.6   1,719   16      1         Y    Masonry Wall/Metal Roof
  Mississippi
Jackson I                1990   42,010    Y       91%        2.0     344    6      1         Y    Masonry/Steel Roof
Jackson II               1990   38,815    Y       96%        2.1     310    9      1         Y    Masonry/Steel Roof
Jackson III-I55          1995   62,048    N       98%        1.3     426    2      1         N    Metal Wall/Metal Roof
Jackson-N.West           1984   57,275    N       90%        5.2     473   13      1         Y    Masonry Wall/Metal Roof
  New Hampshire
Salem-Policy             1980   62,825    N       99%        8.7     547    9      1         Y    Masonry Wall/Metal Roof
  New York
Middletown               1988   26,000    Y       97%        2.8     283    4      1         N    Steel Bldg./Steel Roof
Buffalo I                1981   76,320    Y       85%        5.1     545   10      1         Y    Steel Bldg./Steel Roof
Rochester I              1981   41,834    Y       69%        2.9     407    5      1         Y    Steel Bldg./Steel Roof
Rochester II             1980   29,820    Y       93%        3.5     249    9      1         N    Masonry Wall/Shingle Roof
Buffalo II               1984   54,545    Y       86%        6.2     435   12      1         Y    Steel Bldg./Steel Roof
Syracuse l               1987   73,320    Y       84%        7.5     767   16      1         N    Steel Bldg./Steel Roof
Syracuse II              1983   54,590    Y       88%        3.6     422   10      1         Y    Steel Bldg./Shingled Roof

Rochester III            1990   67,865    Y       93%        2.7     462    1      1         N    Masonry Wall/Shingle Roof
Harriman               1989/95  66,210    N       88%        6.1     643   10      1         Y    Metal Wall/Metal Roof
  North Carolina
Charlotte                1986   37,815    Y       81%        2.9     333    6      1         Y    Steel Bldg./Steel Roof
Fayetteville             1980   91,950    Y       66%        6.2   1,060   12      1         Y    Steel Bldg./Steel Roof
Greensboro               1986   45,230    Y       76%        3.4     422    5      1         Y    Steel Bldg./Mas. Wall/Steel Roof
Raleigh I                1985   58,490    Y       86%        5.0     544    8      2         Y    Steel Bldg./Steel Roof
Raleigh II               1985   33,215    Y       75%        2.5     328    8      1         Y    Steel Bldg./Steel Roof
Charlotte II             1995   48,950    Y       54%        5.6     486    7      1         Y    Masonry Wall/Steel Roof
Charlotte III            1995   31,320    Y       84%        2.9     333    6      1         Y    Masonry Wall/Steel Roof
Greensboro1              1995   32,198    Y       86%        1.0     313    7      1         N    Metal Wall/Metal Roof
Greensboro2              1997    9,625    Y       89%        2.5      91    2      1         N    Metal Wall/Metal Roof
Greensboro-High Point    1993   58,585    Y       68%        2.5     537    9      1         N    Steel wall/Metal Roof
Durham-Hillborough     1988/91  67,231    Y       78%        5.0     619    5      1         Y    Metal Wall/Metal Roof
Durham-Cornwallis      1990/96  78,980    N       78%        4.7     668    9      1         Y    Masonry Wall/Metal Roof
Jacksonville-Center      1995   50,635    N       78%        5.0     484   11      1         Y    Metal Wall/Metal Roof
Jacksonville-Gum Branch  1989   63,300    N       78%        5.0     505   14      1         T    Metal Wall/Metal Roof
Jacksonville-N. Marine   1985   43,220    N       78%        8.4     476    6      1         Y    Masonry Wall/Shingle Roof
  Ohio
Youngstown               1980   54,510    Y       86%        5.8     371    5      1         Y    Steel Bldg./Steel Roof
Cleveland- I             1980   48,840    Y       86%        6.4     347    9      1         Y    Steel Bldg./Steel Roof
Cleveland II             1987   60,890    Y       93%        4.8     453    4      1         Y    Steel Bldg./Steel Roof
Cincinnati               1988   48,615    Y       96%        2.8     496    7      1         Y    Masonry Wall/Steel Roof
Dayton                   1988   62,602    Y       87%        3.6     615    8      1         Y    Masonry Wall/Steel Roof
Youngstown II            1988   55,700    Y       82%        3.9     499    7      1         N    Masonry Wall/Steel Roof
Akron                    1990   38,320    Y       93%        3.4     296   12      1         Y    Masonry Wall/Steel Roof
Cleveland III            1986   68,100    Y       87%        3.4     599   12      1         Y    Masonry Wall/Steel Roof
Cleveland IV             1978   66,520    Y       89%        3.5     622    5      1         Y    Masonry Wall/Steel Roof
Cleveland V              1979   75,132    Y       89%        3.1     664    9      1&2       Y    Masonry Wall/Rolled Roof
Cleveland VI             1979   47,165    Y       95%        2.6     377    8      1         Y    Masonry Wall/Concrete Roof
Cleveland VII            1977   70,140    Y       94%        4.3     610   13      1         Y    Masonry Wall/Steel Roof
Cleveland VIII           1970   48,025    Y       83%        5.7     477    6      1         Y    Masonry Wall/Steel Roof
Cleveland IX             1982   54,690    Y       83%        4.4     296    5      1         Y    Masonry Wall/Steel Roof
Cleveland X              1989   47,400    Y       80%        5.8     382    6      1         N    Metal Wall/Metal Roof
Warren-Elm               1986   60,230    N       90%        7.3     498    8      1         Y    Masonry Wall/Metal Roof
Warren-Youngstown        1986   59,031    N       86%        5.0     545   11      1         N    Masonry Wall/Metal Roof
Batavia                  1988   62,340    N       82%        5.5     548    9      1         N    Metal Wall/Steel Roof
  Pennsylvania
Allentown                1983   30,600    Y       98%        6.3     277    7      1         Y    Masonry Wall/Shingle Roof
Sharon                   1975   38,270    Y       95%        3.0     313    5      1         Y    Steel Bldg./Steel Roof
Harrisburg I             1983   48,850    Y       97%        4.1     452    9      1         Y    Masonry Wall/Steel Roof
Harrisburg II            1985   58,865    Y       88%        9.2     296   10      1         Y    Masonry Wall/Steel Roof

Pittsburgh               1990   57,825    Y       93%        3.4     510    6      1         Y    Steel Bldg./Steel Roof
Pittsburgh II            1983  100,860    Y       85%        4.8     706    4      2         Y    Masonry Wall/Shingled Roof
Harrisburg 111           1984   63,770    Y       92%        4.1     615    9      1         Y    Masonry Wall/Metal Roof
  Rhode Island
East Greenwich         1984/88  72,945    Y       88%        4.9     675    9      1         Y    Metal Wall/Metal Roof
Providence               1984   38,700    Y       96%        3.7     389    7      1         Y    Masonry Wall/Tar & Gravel Roof
  South Carolina
Charleston I             1985   49,719    Y       97%        3.3     408   11      1         Y    Steel Bldg./Mas. Wall/Steel Roof
Columbia I               1985   47,650    Y       83%        3.3     394    7      1         Y    Steel Bldg./Steel Roof
Columbia II              1987   58,830    Y       89%        6.0     464    8      1         N    Steel Bldg./Steel Roof
Columbia III             1989   41,540    Y       77%        3.5     334    5      2         Y    Steel Bldg./Steel Roof
Columbia IV              1986   57,680    Y       83%        5.6     446    7      1         Y    Steel Bldg./Steel Roof
Spartanburg              1989   40,420    Y       76%        3.6     349    6      1         Y    Steel Bldg./Steel Roof
Charleston II            1985   40,318    Y       99%        2.2     329   10      1         Y    Masonry Wall/Steel Roof
  Tennessee
Hixson                   1985   42,250    N       83%        2.7     346    3      1         Y    Masonry Wall/Metal Roof
Chattanooga-Lee Hwy      1987   37,260    Y       79%        3.3     390    6      1         Y    Masonry Wall/Metal Roof
Chattanooga-Hwy 58       1985   35,565    N       80%        2.4     325    4      1         Y    Masonry Wall/Metal Roof
Hendersonville         1986/97  94,065    N       76%        5.7     653   16      1         Y    Masonry Wall/Metal Roof
  Texas
Arlington I              1987   45,965    Y       87%        2.3     384    7      1         Y    Masonry Wall/Steel Roof
Arlington II             1986   67,130    Y       76%        3.8     317   11      1         Y    Masonry Wall/Steel Roof
Ft. Worth                1986   40,875    Y       98%        2.4     341    3      1         Y    Masonry Wall/Asphalt Roof
San Antonio I            1986   49,920    Y       88%        3.9     486   12      1         Y    Masonry Wall/Steel Roof
San Antonio II           1986   40,050    Y       95%        1.9     284    7      1         Y    Masonry Wall/Steel Roof
San Antonio lll          1981   48,782    Y       91%        2.6     495    5      1         Y    Masonry Wall/Steel Roof
Universal                1985   35,120    Y       96%        2.4     402    8      1         Y    Masonry Wall/Steel Roof
San Antonio IV           1995   44,560    Y       98%        5.4     415   11      1         Y    Steel Bldg/Steel Roof
Houston1               1993/95  70,060    Y       87%        6.4     564    5      1         Y    Metal Wall/Steel Roof
Houston-2                1995   61,571    Y       98%        6.3     534    1      1         Y    Metal Wall/Steel Roof
Houston 3                1995   35,600    Y       99%        1.8     316    1      1         Y    Metal Wall/Steel Roof
Dallas-Skillman          1975  121,647    Y       78%        5.9   1,111    8      1&2       Y    Masonry Wall/Steel Roof
Dallas-Cent.             1977  103,933    Y       88%        6.7   1,107    8      1&2       Y    Masonry Wall/Steel Roof
Dallas-Samuell           1975   79,046    Y       93%        3.8     794    6      1&2       Y    Masonry Wall/Steel Roof
Dallas-Hargrove          1975   71,914    Y       88%        3.1     747    5      1&2       Y    Masonry Wall/Steel Roof
Houston-4                1984   75,470    Y       92%        4.1     671    9      1         Y    Metal Wall/Metal Roof
Katy                     1994   44,120    Y       90%        8.6     441   10      1         Y    Metal Wall/Metal Roof
Humble                   1986   63,854    Y       92%        2.3     614    6      1         Y    Masonry Wall/Metal Roof
Houston-Old Katy         1996   52,800    Y       96%        3.0     491   19      1         Y    Masonry Wall/Shingle Roof
Webster-Hwy 3            1997   54,850    N       82%        3.3     536    6      1         Y    Masonry Wall/Metal Roof
Carrollton               1997   51,760    N       85%        3.2     499    5      1         Y    Masonry Wall/Metal Roof
San Marcos               1994   61,135    N       86%        5.0     425   18      1         N    Metal Wall/Metal Roof

Austin-McNeil            1994   72,490    N       76%        7.0     556   19      1         Y    Metal Wall/Metal Roof
Austin-FM                1996   60,210    N       89%        4.9     404    9      1         Y    Metal Wall/Metal Roof
Euless                   1996   93,120    N       53%        7.5     499    9      1         Y    Metal Wall/Metal Roof
N. Richland Hills        1996   76,545    N       73%        7.4     549   11      1         Y    Metal Wall/Metal Roof
Katy-Franz               1993   67,285    Y       87%        7.2     535   10      1         Y    Metal Wall/Metal Roof
  Virginia
Newport News I           1988   50,100    Y       92%        3.2     451    7      1         Y    Steel Bldg./Steel Roof
Alexandria               1984   76,334    Y       85%        3.2   1,129    4      2         Y    Masonry Wall/Tar & Gravel Roof
Norfolk I                1984   50,950    Y       87%        2.7     338    7      1         Y    Steel Bldg./Steel Roof
Norfolk II               1989   45,375    Y       92%        2.1     362    4      1         Y    Masonry Wall/Steel Roof
Richmond                 1987   52,070    Y       85%        2.7     526    5      1         Y    Masonry Wall/Steel Roof
Newport News II        1988/93  63,675    Y       91%        4.7     400    8      1         Y    Steel Bldg./Steel Roof
Lynchburg1               1982   47,321    Y       86%        5.3     430   10      1         Y    Masonry Wall/Steel Roof
Lynchburg-2              1985   45,450    Y       64%        2.3     380    4      1         Y    Masonry Wall/Steel Roof
Lynchburg 3              1987   24,000    Y       89%        1.5     183    3      1         N    Masonry Wall/Metal Roof
Christiansburg         1985/90  37,823    Y       83%        3.2     331    6      1         Y    Masonry Wall/Metal Roof
Chesapeake             1988/95  36,000    Y       80%       12.0     321    7      1         Y    Metal Wall/Steel Roof
Danville                 1988   49,672    Y       80%        3.2     408    8      1         N    Steel Wall/Metal Roof
Chesapeake-Military      1996   58,435    Y       58%        3.0     592    3      1         N    Masonry Wall/Metal Roof
Chesapeake-Volvo         1995   63,250    N       76%        4.0     535    4      1         N    Masonry Wall/Metal Roof
Virginia Beach-Shell     1991   52,571    N       79%        2.5     586    5      1         N    Masonry Wall/Metal Roof
Virginia Beach-Central 1993/95  96,702    N       64%        5.0     981    6      1         N    Masonry Wall/Metal Roof
NorfolK-Naval Base       1975  125,640    N       60%        5.2   1,254   11      1         N    Masonry Wall/Metal Roof
Lynchburg-Timberlake   1990/96  49,447    Y       81%        5.2     461    7      1         N    Masonry Wall/Metal Roof


Total for all Properties    11,568,035                       909 103,344 1,705


Weighted Average                                  86%












                                                              - 16 -

Item 3.  Legal Proceedings

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material, adverse effect upon the Company.

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

Quarter             High                Low
1997
1st                 32                  29.375
2nd                 30.875              28
3rd                 31.75               28.625
4th                 32.4375             28.6875
1998
1st                 32.625              28.75
2nd                 29.75               26.188
3rd                 29.125              21.25
4th                 26.625              23.563

      As of March 25, 1999, there were approximately 450 holders of record of the Company's Common Stock.

     The Company has paid quarterly dividends to its shareholders since the Initial Offering. Reflected in the table below are the dividends paid in the last three years.

     For Federal Income Tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 1998 represent 96% ordinary income and 4% return of capital.

History of Dividends Declared on Common Stock

1st Quarter, 1996        $0.505 per share
2nd Quarter, 1996        $0.505 per share
3rd Quarter, 1996        $0.520 per share
4th Quarter, 1996        $0.520 per share
_________________________________________

1st Quarter, 1997        $0.520 per share
2nd Quarter, 1997        $0.520 per share
3rd Quarter, 1997        $0.540 per share
4th Quarter, 1997        $0.540 per share
_________________________________________

1st Quarter, 1998        $0.540 per share
2nd Quarter, 1998        $0.540 per share
3rd Quarter, 1998        $0.560 per share
4th Quarter, 1998        $0.560 per share

Item 6.   Selected Financial Data

     The information required is incorporated by reference to the Company's 1998 Annual Report to Shareholders on page 9.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The information required is incorporated by reference to the Company's 1998 Annual Report to Shareholders on pages 24 to 31.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk

     The information required is incorporated by reference to the Company's 1998 Annual Report to Shareholders on page 29.

Item 8.   Financial Statements and Supplementary Data

     The information required is incorporated by reference to the Company's 1998 Annual Report on pages 10 to 23.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     None.

                            Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required is incorporated by reference to "Election of Directors", including and "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance", in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 25, 1999.

Item 11.  Executive Compensation

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for Annual Meeting of Shareholders of the Company to be held May 25, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and
Management" in the Proxy Statement for Annual Meeting of
Shareholders of the Company to be held on May 25, 1999.

Item 13.  Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  Documents filed as part of this Annual Report on Form
          10-K:

1. Financial Statements filed as part of this Annual Report on Form 10-K are included in the 1998 Annual Report to Shareholders and incorporated by reference.
     (i)  Consolidated Balance Sheets for Years Ended
          December 31, 1998 and 1997.
     (ii) Consolidated Statements of Operations for Years Ended December 31, 1998, 1997, and 1996.
    (iii) Consolidated Statements of Shareholders' Equity of the for Years Ended December 31, 1998, 1997, and 1996.
     (iv) Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997, and 1996.
     (v)  Selected Financial Data.

2. The following financial statement Schedule as of the period ended December 31, 1998 is included in this Annual Report on From 10-K.

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

10.15*    Form of Facilities Services Agreement between the
          Registrant and Williamsville Properties, Inc.

10.16     Term Loan Agreement

13 1998 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K).

21 Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23        Consent of Independent Auditors.

27        Financial Data Schedule.

     (b)  Report on Form 8-K:

          None.

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

                              SOVRAN SELF STORAGE, INC.


March 31, 1999                By:  /s/ David L. Rogers
                                   ____________________________
                                   David L. Rogers,
                                   Chief Financial Officer,
                                   Secretary, Chief Financial
                                   Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/Robert J. Attea       Chairman of the          March 31, 1999
_____________________    Board of Directors
   Robert J. Attea       Chief Executive
                         Officer and Director

                         (Principal Executive
                         Officer)

/s/Kenneth F. Myszka     President, Chief         March 31, 1999
_____________________    Operating Officer
   Kenneth F. Myszka     and Director

/s/David L. Rogers       Chief Financial          March 31, 1999
_____________________    Officer (Principal
   David L. Rogers       Financial and
                         Accounting Officer)

/s/John Burns            Director                 March 31, 1999
_____________________
   John Burns

/s/Michael A. Elia       Director                 March 31, 1999
_____________________
   Michael A. Elia

/s/Anthony P. Gammie     Director                 March 31, 1999
_____________________
   Anthony P. Gammie

/s/Charles E. Lannon     Director                 March 31, 1999
_____________________
   Charles E. Lannon

                                                     Sovran Self Storage, Inc.

                                                           Schedule III
                                         Combined Real Estate and Accumulated Depreciation
                                                          (in thousands)
                                                         December 31, 1998
                                                           Cost
                                                       Capitalized
                              Initial                  Subsequent to        Gross Amount at Which
                          Cost to Company              Acquisition        Carried at Close of Period
                     ___________________________       _____________      __________________________
                                      Building,          Building,               Building
                                      Equipment          Equipment               Equipment
                                         and             and Land                   and                 Accumulated
Description          ST     Land    Improvements       Improvements    Land     Improvements    Total   Depreciation  Acquired
_______________________________________________________________________________________________________________________________
Boston-Metro I       MA     363       1,679                105         363       1,784         2,147        160        6/26/95
Boston-Metro II      MA     680       1,616                 87         680       1,703         2,383        151        6/26/95
E. Providence        RI     345       1,268                 92         345       1,360         1,705        124        6/26/95
Charleston I         SC     416       1,516                110         416       1,626         2,042        146        6/26/95
Lakeland I           FL     397       1,424                 38         397       1,462         1,859        136        6/26/95
Charlotte            NC     308       1,102                 55         308       1,157         1,465        101        6/26/95
Tallahassee I        FL     770       2,734                378         770       3,112         3,882        260        6/26/95
Youngstown           OH     239       1,110                142         239       1,252         1,491        111        6/26/95
Cleveland-Metro I    OH     179         836                184         179       1,020         1,199         83        6/26/95
Cleveland-Metro II   OH     701       1,659                 77         701       1,736         2,437        155        6/26/95
Tallahassee II       FL     204         734                133         204         867         1,071         73        6/26/95
Pt. St. Lucie        FL     395       1,501                169         395       1,670         2,065        163        6/26/95
Deltona              FL     483       1,752                268         483       2,020         2,503        172        6/26/95
Middletown           NY     224         808                 72         224         880         1,104         77        6/26/95
Buffalo I            NY     423       1,531                647         497       2,104         2,601        157        6/26/95
Rochester I          NY     395       1,404                 27         395       1,431         1,826        126        6/26/95
Salisbury            MD     164         760                135         164         895         1,059         75        6/26/95
New Bedford          MA     367       1,325                 94         367       1,419         1,786        123        6/26/95
Fayetteville         NC     853       3,057                 70         853       3,127         3,980        277        6/26/95
Allentown            PA     199         921                207         203       1,124         1,327         91        6/26/95
Jacksonville I       FL     152         728                171         152         899         1,051         84        6/26/95
Columbia I           SC     268       1,248                 23         268       1,271         1,539        116        6/26/95
Rochester II         NY     230         847                109         234         952         1,186         86        6/26/95
Savannah I           GA     463       1,684                 60         463       1,744         2,207        161        6/26/95
Greensboro           NC     444       1,613                 91         444       1,704         2,148        152        6/26/95
Raleigh I            NC     649       2,329                 95         649       2,424         3,073        214        6/26/95
New Haven            CT     387       1,402                 79         387       1,481         1,868        130        6/26/95
Atlanta-Metro I      GA     844       2,021                222         844       2,243         3,087        193        6/26/95
Atlanta-Metro II     GA     302       1,103                 85         303       1,187         1,490        109        6/26/95
Buffalo II           NY     315         745                117         315         862         1,177         77        6/26/95
Raleigh II           NC     321       1,150                160         321       1,310         1,631        108        6/26/95
Columbia II          SC     361       1,331                 89         374       1,407         1,781        126        6/26/95
Columbia III         SC     189         719                101         189         820         1,009         74        6/26/95
Columbia IV          SC     488       1,188                109         488       1,297         1,785        117        6/26/95
Atlanta-Metro III    GA     430       1,579                 98         430       1,677         2,107        153        6/26/95
Orlando I            FL     513       1,930                147         513       2,077         2,590        195        6/26/95
Spartanburg          SC     331       1,209                 28         331       1,237         1,568        114        6/26/95
Sharon               PA     194         912                191         194       1,103         1,297         95        6/26/95
Ft. Lauderdale       FL   1,503       3,619                123       1,503       3,742         5,245        350        6/26/95
West Palm I          FL     398       1,035                 45         398       1,080         1,478        114        6/26/95
Atlanta-Metro IV     GA     423       1,015                 53         423       1,068         1,491         98        6/26/95
Atlanta-Metro V      GA     483       1,166                 92         483       1,258         1,741        112        6/26/95
Atlanta-Metro VI     GA     308       1,116                168         308       1,284         1,592        115        6/26/95
Atlanta-Metro VII    GA     170         786                 97         174         879         1,053         83        6/26/95
Atlanta-Metro VIII   GA     413         999                120         413       1,119         1,532        102        6/26/95
Baltimore I          MD     154         555                 78         154         633           787         59        6/26/95
Baltimore II         MD     479       1,742                190         479       1,932         2,411        170        6/26/95
Augusta I            GA     357       1,296                 86         357       1,382         1,739        122        6/26/95
Macon I              GA     231       1,081                 42         231       1,123         1,354        103        6/26/95
Melbourne I          FL     883       2,104                994         883       3,098         3,981        212        6/26/95
Newport News         VA     316       1,471                113         316       1,584         1,900        139        6/26/95
Pensacola I          FL     632       2,962                112         632       3,074         3,706        284        6/26/95
Augusta II           GA     315       1,139                140         315       1,279         1,594        108        6/26/95
Hartford-Metro I     CT     715       1,695                 39         715       1,734         2,449        160        6/26/95
Atlanta-Metro IX     GA     304       1,118                116         304       1,234         1,538        113        6/26/95
Alexandria           VA   1,375       3,220                 65       1,375       3,285         4,660        288        6/26/95
Pensacola II         FL     244         901                112         244       1,013         1,257         99        6/26/95
Melbourne II         FL     834       2,066                 99         834       2,165         2,999        219        6/26/95
Hartford-Metro II    CT     234         861                  8         234         869         1,103         83        6/26/95
Atlanta-Metro X      GA     256       1,244                 55         256       1,299         1,555        123        6/26/95
Norfolk I            VA     313       1,462                 33         313       1,495         1,808        135        6/26/95
Norfolk II           VA     278       1,004                140         278       1,144         1,422        104        6/26/95
Birmingham I         AL     307       1,415                 48         307       1,463         1,770        130        6/26/95
Birmingham II        AL     730       1,725                 56         730       1,781         2,511        160        6/26/95
Montgomery I         AL     863       2,041                116         863       2,157         3,020        193        6/26/95
Jacksonville II      FL     326       1,515                114         326       1,629         1,955        147        6/26/95
Pensacola III        FL     369       1,358                187         369       1,545         1,914        142        6/26/95


Pensacola IV         FL     244       1,128                 98         244       1,226         1,470        115        6/26/95
Pensacola V          FL     226       1,046                115         226       1,161         1,387        111        6/26/95
Tampa I              FL   1,088       2,597                177       1,088       2,774         3,862        253        6/26/95
Tampa II             FL     526       1,958                182         526       2,140         2,666        210        6/26/95
Tampa III            FL     672       2,439                192         672       2,631         3,303        238        6/26/95
Jackson I            MS     343       1,580                154         343       1,734         2,077        153        6/26/95
Jackson II           MS     209         964                156         209       1,120         1,329         93        6/26/95
Richmond             VA     443       1,602                146         443       1,748         2,191        153        8/25/95
Orlando II           FL   1,161       2,755                153       1,162       2,907         4,069        247        9/29/95
Birmingham III       AL     424       1,506                 73         424       1,579         2,003        117        1/16/96
Macon II             GA     431       1,567                 55         431       1,622         2,053        129        12/1/95
Harrisburg I         PA     360       1,641                143         360       1,784         2,144        141       12/29/95
Harrisburg II        PA     627       2,224                173         636       2,388         3,024        181       12/29/95
Syracuse I           NY     470       1,712                116         472       1,826         2,298        141       12/27/95
Ft. Myers            FL     205         912                 42         206         953         1,159        106       12/28/95
Ft. Myers II         FL     412       1,703                172         413       1,874         2,287        184       12/28/95
Newport News II      VA     442       1,592                 49         442       1,641         2,083        127         1/5/96
Montgomery II        AL     353       1,299                 55         353       1,354         1,707        111        1/23/96
Charleston II        SC     237         858                129         237         987         1,224         72         3/1/96
Tampa IV             FL     766       1,800                123         766       1,923         2,689        131        3/28/96
Arlington I          TX     442       1,767                 64         442       1,831         2,273        127        3/29/96
Arlington II         TX     408       1,662                144         408       1,806         2,214        138        3/29/96
Ft. Worth            TX     328       1,324                 64         328       1,388         1,716         98        3/29/96
San Antonio I        TX     436       1,759                 57         436       1,816         2,252        127        3/29/96
San Antonio II       TX     289       1,161                 48         289       1,209         1,498         84        3/29/96
Syracuse II          NY     481       1,559                304         495       1,849         2,344        118         6/5/96
Montgomery III       AL     279       1,014                 29         279       1,043         1,322         72        5/21/96
West Palm II         FL     345       1,262                 65         345       1,327         1,672         94        5/29/96
Ft. Myers III        FL     229         884                 57         229         941         1,170         67        5/29/96
Pittsburgh           PA     545       1,940                 71         545       2,011         2,556        129        6/19/96
Lakeland II          FL     359       1,287                612         359       1,899         2,258         91        6/26/96
Springfield          MA     251         917                371         297       1,242         1,539         79        6/28/96
Ft. Myers IV         FL     344       1,254                122         344       1,376         1,720         92        6/28/96
Cincinnati           OH     557       1,988                 51         557       2,039         2,596        126        7/23/96
Dayton               OH     667       2,379                 47         667       2,426         3,093        149        7/23/96
Baltimore III        MD     777       2,770                 43         777       2,813         3,590        174        7/26/96
Jacksonville III     FL     568       2,028                457         568       2,485         3,053        138        8/23/96
Jacksonville IV      FL     436       1,635                 89         436       1,724         2,160        117        8/26/96
Pittsburgh II        PA     627       2,257                260         631       2,513         3,144        145        8/28/96
Jacksonville V       FL     535       2,033                 66         538       2,096         2,634        144        8/30/96
Charlotte II         NC     487       1,754                 23         487       1,777         2,264        104        9/16/96
Charlotte III        NC     315       1,131                 23         315       1,154         1,469         68        9/16/96
                                                              - 25 -

Orlando III          FL     314       1,113                278         314       1,391         1,705         74       10/30/96
Rochester III        NY     704       2,496                 47         708       2,539         3,247        127       12/20/96
Youngstown II        OH     600       2,142                 45         600       2,187         2,787        111        1/10/97
Akron                OH     413       1,478                 27         413       1,505         1,918         76        1/10/97
Cleveland III        OH     751       2,676                256         751       2,932         3,683        145        1/10/97
Cleveland IV         OH     725       2,586                273         725       2,859         3,584        145        1/10/97
Cleveland V          OH     637       2,918                372         637       3,290         3,927        163        1/10/97
Cleveland VI         OH     495       1,781                248         495       2,029         2,524        101        1/10/97
Cleveland VII        OH     761       2,714                323         761       3,037         3,798        158        1/10/97
Cleveland VIII       OH     418       1,921                458         418       2,379         2,797        118        1/10/97
Cleveland IX         OH     606       2,164                 81         606       2,245         2,851        114        1/10/97
Grand Rapids I       MI     455       1,631                 29         455       1,660         2,115         82        1/17/97
Grand Rapids II      MI     219         790                 96         219         886         1,105         47        1/17/97
Kalamazoo            MI     516       1,845                100         516       1,945         2,461         94        1/17/97
Lansing              MI     327       1,332                  8         327       1,340         1,667         66        1/17/97
Holland              MI     451       1,830                313         451       2,143         2,594        106        1/17/97
San Antonio III      TX     474       1,686                111         474       1,797         2,271         87        1/30/97
Universal            TX     346       1,236                 54         346       1,290         1,636         63        1/30/97
San Antonio IV       TX     432       1,560                 46         432       1,606         2,038         82        1/30/97
Houston-Eastex       TX     634       2,565                 35         634       2,600         3,234        117        3/26/97
Houston-Nederland    TX     566       2,279                 60         566       2,339         2,905        103        3/26/97
Houston-College      TX     293       1,357                 66         293       1,423         1,716         64        3/26/97
Lynchburg-Lakeside   VA     335       1,342                 93         335       1,435         1,770         72        3/31/97
Lynchburg-Timberlake VA     328       1,315                 93         328       1,408         1,736         68        3/31/97
Lynchburg-Amherst    VA     155         710                 84         155         794           949         39        3/31/97
Christiansburg       VA     245       1,120                 67         245       1,187         1,432         51        3/31/97
Chesapeake           VA     260       1,043                 70         260       1,113         1,373         50        3/31/97
Danville             VA     326       1,488                 27         326       1,515         1,841         67        3/31/97
Orlando-W 25th St    FL     289       1,160                 50         289       1,210         1,499         55        3/31/97
Delray I-Mini        FL     491       1,756                243         491       1,999         2,490         87        4/11/97
Savannah II          GA     296       1,196                 94         296       1,290         1,586         57         5/8/97
Delray II-Safeway    FL     921       3,282                 96         921       3,378         4,299        136        5/21/97
Cleveland X-Avon     OH     301       1,214                138         303       1,350         1,653         55         6/4/97
Dallas-Skillman      TX     960       3,847                333         960       4,180         5,140        179        6/30/97
Dallas-Centennial    TX     965       3,864                287         943       4,173         5,116        175        6/30/97
Dallas-Samuell       TX     570       2,285                284         570       2,569         3,139        108        6/30/97
Dallas-Hargrove      TX     370       1,486                182         370       1,668         2,038         77        6/30/97
Houston-Antoine      TX     515       2,074                211         515       2,285         2,800         95        6/30/97
Atlanta-Alpharetta   GA   1,033       3,753                100       1,033       3,853         4,886        147        7/24/97
Atlanta-Marietta     GA     769       2,788                 19         769       2,807         3,576        105        7/24/97



Atlanta-Doraville    GA     735       3,429                 32         735       3,461         4,196        122        8/21/97
GreensboroHilltop    NC     268       1,097                 47         268       1,144         1,412         39        9/25/97
GreensboroStgCch     NC      89         376                 20          89         396           485         14        9/25/97
Baton Rouge-Airline  LA     396       1,831                150         396       1,981         2,377         70        10/9/97
Baton Rouge
  Airline2           LA     282       1,303                 85         282       1,388         1,670         46       11/21/97
Harrisburg-
  Peiffers           PA     635       2,550                 34         637       2,582         3,219         71        12/3/97
Chesapeake-Military  VA     542       2,210                 29         542       2,239         2,781         53         2/5/98
Chesapeake-Volvo     VA     620       2,532                 13         620       2,545         3,165         61         2/5/98
Virginia Beach
  Shell              VA     540       2,211                 32         540       2,243         2,783         54         2/5/98
Virginia Beach
  Central            VA     864       3,994                 44         864       4,038         4,902         96         2/5/98
Norfolk-Naval Base   VA   1,243       5,019                 34       1,243       5,053         6,296        118         2/5/98
Tampa                FL     709       3,235                188         709       3,423         4,132         98         2/4/98
Northbridge          MA     441       1,788                  6         441       1,794         2,235         42         2/9/98
Harriman             NY     843       3,394                  8         843       3,402         4,245         79         2/4/98
Greensboro           NC     397       1,834                 38         397       1,872         2,269         45        2/10/98
Lynchburg            VA     488       1,746                 12         488       1,758         2,246         38        2/18/98
Titusville           FL     492       1,990                 11         492       2,001         2,493         43        2/25/98
Salem                MA     733       2,941                 25         733       2,966         3,699         62         3/3/98
Hixson               TN     332       1,193                 50         332       1,243         1,575         24        3/27/98
Chattanooga-Lee Hwy  TN     384       1,371                 35         384       1,406         1,790         27        3/27/98
Chattanooga-Hwy  58  TN     296       1,198                 54         296       1,252         1,548         24        3/27/98
Ft. Oglethorpe       GA     349       1,250                 38         349       1,288         1,637         25        3/27/98
Birmingham-Walt      AL     544       1,942                  9         544       1,951         2,495         38        3/27/98
East Greenwich       RI     702       2,821                 14         702       2,835         3,537         54        3/26/98
Durham-Hillborough   NC     775       3,103                 56         775       3,159         3,934         61         4/9/98
Durham-Cornwallis    NC     940       3,763                 28         940       3,791         4,731         72         4/9/98
Hendersonville       TN   1,050       4,203                 18       1,050       4,221         5,271         79         4/9/98
Salem-Policy         NH     742       2,977                  5         742       2,982         3,724         57         4/7/98
Warrem-Elm           OH     522       1,864                 11         522       1,875         2,397         32        4/22/98
Warren-Youngstown    OH     512       1,829                  1         512       1,830         2,342         31        4/22/98
Waterford            MI   1,487       5,306                168       1,487       5,474         6,961         91        4/28/98
Indian Harbor        FL     662       2,654                 65         662       2,719         3,381         40         6/2/98
Jackson              MS     744       3,021                 25         744       3,046         3,790         53        5/13/98
Katy                 TX     419       1,524                 33         419       1,557         1,976         24        5/20/98
Hollywood            FL   1,208       4,854                  7       1,208       4,861         6,069         62         7/1/98
Pompano Beach
  Atlantic           FL     944       3,803                 15         944       3,818         4,762         49         7/1/98


Pompano Beach
  Sample             FL     903       3,643                  4         903       3,647         4,550         47         7/1/98
Boca Raton           FL   1,503       6,059                 27       1,510       6,079         7,589         88         7/1/98
Vero Beach           FL     489       1,813                 11         489       1,824         2,313         30        6/12/98
Humble               TX     447       1,790                 16         447       1,806         2,253         23        6/16/98
Houston              TX     659       2,680                 11         659       2,691         3,350         35        6/19/98
Webster              TX     635       2,302                  5         635       2,307         2,942         30        6/19/98
Carrollton           TX     548       1,988                  7         548       1,995         2,543         26        6/19/98
Hollywood-N.21st     FL     840       3,373                  6         840       3,379         4,219         36         8/3/98
San Marcos           TX     324       1,493                 11         324       1,504         1,828         20        6/30/98
Austin-McNeil        TX     492       1,995                 35         492       2,030         2,522         26        6/30/98
Austin-FM            TX     484       1,951                 52         484       2,003         2,487         26        6/30/98
Jacksonville-Center  NC     327       1,329                  3         327       1,332         1,659         14         8/6/98
Jacksonville
  Gum Branch         NC     508       1,815                 28         508       1,843         2,351         16        8/17/98
Jacksonville
  N. Marine          NC     216         782                 52         216         834         1,050          5        9/24/98
Euless               TX     550       1,998                  4         550       2,002         2,552         13        9/29/98
N. Richland Hills    TX     670       2,407                  4         670       2,411         3,081         16        10/9/98
Batavia              OH     390       1,570                  3         390       1,573         1,963          3       11/19/98
Jackson              MS     460       1,642                  0         460       1,642         2,102          3        12/1/98
Katy-Franz           TX     507       2,058                  6         507       2,064         2,571          4       12/15/98
Corporate Office     NY       0          68                445           0         513           513        192        01/1/95
                        _______     _______             ______     _______     _______       _______     ______
                        102,690     377,569             22,243     102,864     399,638       502,502     21,339
                        =======     =======             ======     =======     =======       =======     ======
















                                                              - 28 -

                                  December 31, 1998             December 31, 1997            December 31, 1996
Cost:
Balance at beginning
 of period                                      $333,036                     $220,711                        $159,461
 Additions during period:
  Acquisitions through
    Foreclosure                     $   -                        $   -                         $   -
    Other acquisitions               157,080                      106,926                        58,626
    Improvements, etc.                12,940                        5,527                         2,640
    Other (describe)                    -        170,020             -        112,453              -           61,266
                                     _______                      _______                       _______
Deductions during period:
  Cost of real
   estate sold                          (554)                        (128)                          (16)
Other (describe)                           -        (554)               -        (128)                -           (16)
                                     _______    ________           ______   _________           _______      ________

Balance at close of period                      $502,502                     $333,036                        $220,711
                                                ========                     ========                        ========


Accumulated Depreciation:
Balance at beginning
 of period                                      $ 11,639                     $  5,457                        $  1,497
 Additions during period:
  Depreciation expense              $  9,762       9,762         $  6,211       6,211          $  3,964         3,964
                                    ________                     ________                      ________
 Deductions during period:
  Accumulated depreciation of
    Real estate sold                     (62)        (62)             (29)        (29)               (4)           (4)
                                    _________    _______         ________    ________          ________      ________
Balance at close of period                      $ 21,339                     $ 11,639                        $  5,457
                                                ========                     ========                        ========






                                                              - 29 -

                                                Exhibit 10.16

                        TABLE OF CONTENTS


Section                                                   Page

Section 1.     DEFINITIONS AND RULES OF INTERPRETATION.        1
Section 1.1.   Definitions.                                    1
Section 1.2.   Rules of Interpretation.                       21

Section 2.     THE TERM LOAN FACILITY.                        22
Section 2.1.   Commitment to Lend.                            22
Section 2.2.   Increase of Total Commitment.                  23
Section 2.3.   The Term Notes.                                23
Section 2.4.   Interest on Term Loan; Fees.                   24
Section 2.5.   Intentionally Omitted.                         25
Section 2.6.   Conversion Options.                            25
Section 2.7.   [intentionally omitted]                        26
Section 2.8.   Repayment of the Term Loan at Maturity.        26
Section 2.9.   Optional Repayments of Term Loan.              26

Section 3.     INTENTIONALLY OMITTED.                         26

Section 4.     CERTAIN GENERAL PROVISIONS.                    26
Section 4.1.   Funds for Payments.                            26
Section 4.2.   Computations.                                  28
Section 4.3.   Inability to Determine LIBOR Rate.             29
Section 4.4.   Illegality.                                    29
Section 4.5.   Additional Costs, Etc.                         30
Section 4.6.   Capital Adequacy.                              31
Section 4.7.   Certificate.                                   32
Section 4.8.   Indemnity.                                     32
Section 4.9.   Interest During Event of Default; Late
               Charges.                                       32
Section 4.10.  Concerning Joint and Several Liability of
               the Borrowers.                                 33
Section 4.11.  Interest Limitation.                           35
Section 4.12.  Reasonable Efforts to Mitigate.                35
Section 4.13.  Replacement of Lenders.                        36

Section 5.     GUARANTIES.                                    37

Section 6.     REPRESENTATIONS AND WARRANTIES.                37
Section 6.1.   Authority; Etc.                                37
Section 6.2.   Governmental Approvals.                        40
Section 6.3.   Title to Properties; Leases.                   41
Section 6.4.   Financial Statements.                          41
Section 6.5.   Fiscal Year.                                   42
Section 6.6.   Franchises, Patents, Copyrights, Etc.          42
Section 6.7.   Litigation.                                    42
Section 6.8.   No Materially Adverse Contracts, Etc.          43
Section 6.9.   Compliance With Other Instruments, Laws, Etc.  43
Section 6.10.  Tax Status.                                    43
Section 6.11.  No Event of Default; No Materially Adverse
               Changes.                                       44
Section 6.12.  Investment Company Acts.                       44
Section 6.13.  Absence of UCC Financing Statements, Etc.      44

Section 6.14.  Absence of Liens.                              45
Section 6.15.  Certain Transactions.                          45
Section 6.16.  Employee Benefit Plans.                        45
               Section 6.16.1.  In General.                   45
               Section 6.16.2.  Terminability of Welfare
                 Plans.                                       46
               Section 6.16.3.  Guaranteed Pension Plans.     46
               Section 6.16.4.  Multiemployer Plans.          46
Section 6.17.  Regulations U and X.                           47
Section 6.18.  Environmental Compliance.                      47
Section 6.19.  Subsidiaries.                                  49
Section 6.20.  Loan Documents.                                49
Section 6.21.  REIT Status.                                   50
Section 6.22.  Subsequent Guarantors.                         50
Section 6.23.  Trading Status.                                50
Section 6.24.  Title Policies.                                50
Section 6.25   Year 2000 Compliance.                          50

Section 7.     AFFIRMATIVE COVENANTS OF THE BORROWERS AND
               THE GUARANTORS.                                50
Section 7.1.   Punctual Payment.                              51
Section 7.2.   Maintenance of Office.                         51
Section 7.3.   Records and Accounts.                          51
Section 7.4.   Financial Statements, Certificates and
               Information.                                   51
Section 7.5.   Notices.                                       55
Section 7.6.   Existence of SALP, Holdings and Subsidiary
               Guarantors; Maintenance of Properties.         57
Section 7.7.   Existence of Sovran; Maintenance of REIT
               Status of Sovran; Maintenance of Properties.   58
Section 7.8.   Insurance.                                     59
Section 7.9.   Taxes.                                         59
Section 7.10.  Inspection of Properties and Books.            60
Section 7.11.  Compliance with Laws, Contracts, Licenses,
               and Permits.                                   61
Section 7.12.  Use of Proceeds.                               61
Section 7.13.  Acquisition of Unencumbered Properties.        61
Section 7.14.  Additional Guarantors; Solvency of Guarantors. 62
Section 7.15.  Further Assurances.                            62
Section 7.16.  Form of Lease.                                 62
Section 7.17.  Environmental Indemnification.                 63
Section 7.18.  Response Actions.                              63
Section 7.19.  Environmental Assessments.                     63
Section 7.20.  Employee Benefit Plans.                        64
Section 7.21.  No Amendments to Certain Documents.            65
Section 7.22.  Intentionally Omitted.                         65
Section 7.23.  Management.                                    65

Section 8.     CERTAIN NEGATIVE COVENANTS OF THE BORROWERS
               AND THE GUARANTORS.                            65
Section 8.1.   Restrictions on Indebtedness.                  65
Section 8.2.   Restrictions on Liens, Etc.                    66
Section 8.3.   Restrictions on Investments.                   69
Section 8.4.   Merger, Consolidation and Disposition of
               Assets.                                        71
Section 8.5.   Sale and Leaseback.                            73
Section 8.6.   Compliance with Environmental Laws.            73
Section 8.7.   Distributions.                                 73

Section 8.8.   Employee Benefit Plans.                        74
Section 8.9.   Fiscal Year.                                   74
Section 8.10   Amsdell Litigation.                            75
Section 8.11.  Negative Pledge.                               75

Section 9.     FINANCIAL COVENANTS OF THE BORROWERS.          75
Section 9.1.   Leverage Ratio.                                75
Section 9.2.   Secured Indebtedness.                          75
Section 9.3.   Tangible Net Worth.                            75
Section 9.4.   Debt Service and Fixed Charge Coverages.       76
Section 9.5.   Unimproved Land.                               76
Section 9.6.   Construction-in-Process.                       76
Section 9.7.   Promissory Notes.                              76
Section 9.8.   Unimproved Land, Construction-in-Process
               and Notes.                                     76
Section 9.9.   Joint Venture Ownership Interest.              77
Section 9.10.  Unhedged Variable Rate Debt.                   77
Section 9.11.  Unsecured Indebtedness.                        77
Section 9.12.  Unencumbered Property Debt Service Coverage.   77
Section 9.13.  Covenant Calculations.                         77

Section 10.    CONDITIONS TO THE CLOSING DATE.                78
Section 10.1.  Loan Documents.                                79
Section 10.2.  Certified Copies of Organization Documents.    79
Section 10.3.  By-laws; Resolutions.                          79
Section 10.4.  Incumbency Certificate; Authorized Signers.    79
Section 10.5.  Title Policies.                                79
Section 10.6.  Certificates of Insurance.                     80
Section 10.7.  Environmental Site Assessments.                80
Section 10.8.  Opinion of Counsel Concerning Organization
               and Loan Documents.                            80
Section 10.9.  Tax and Securities Law Compliance.             80
Section 10.10. Guaranties.                                    80
Section 10.11. Certifications from Government Officials;
               UCC-11 Reports.                                80
Section 10.12. Proceedings and Documents.                     81
Section 10.13. Fees.                                          81
Section 10.14. Compliance Certificate.                        81
Section 10.15. Existing Indebtedness.                         81
Section 10.16. Subsequent Guarantors.                         81
Section 10.17  Representations True; No Event of Default;
               Compliance Certificate.                        81
Section 10.18. No Legal Impediment.                           82
Section 10.19. Governmental Regulation.                       82

Section 11.    CERTAIN ADDITIONAL CONDITIONS TO THE SECOND
               CLOSING DATE.                                  82
Section 11.1.  Representations True; No Event of Default;
               Compliance Certificate.                        82
Section 11.2.  No Legal Impediment.                           82
Section 11.3.  Governmental Regulation.                       82
Section 11.4.  Compliance Certificate.                        83
Section 11.5.  No Adverse Change.                             83

Section 12.    EVENTS OF DEFAULT; ACCELERATION; ETC.          83
Section 12.1.  Events of Default and Acceleration.            83
Section 12.2.  Intentionally Omitted.                         87
Section 12.3.  Remedies.                                      87

Section 13.    SETOFF.                                        87

Section 14.    THE AGENT.                                     89
Section 14.1.  Authorization.                                 89
Section 14.2.  Employees and Agents.                          89
Section 14.3.  No Liability.                                  89
Section 14.4.  No Representations.                            90
Section 14.5.  Payments.                                      90
Section 14.6.  Holders of Notes.                              91
Section 14.7.  Indemnity.                                     92
Section 14.8.  Agent as Lender.                               92
Section 14.9.  Notification of Defaults and Events of
               Default.                                       92
Section 14.10. Duties in the Case of Enforcement.             92
Section 14.11. Successor Agent.                               93
Section 14.12. Notices.                                       93

Section 15.    EXPENSES.                                      93

Section 16.    INDEMNIFICATION.                               94

Section 17.    SURVIVAL OF COVENANTS, ETC.                    96

Section 18.    ASSIGNMENT; PARTICIPATIONS; ETC.               96
Section 18.1.  Conditions to Assignment by Lenders.           96
Section 18.2.  Certain Representations and Warranties;
               Limitations; Covenants.                        97
Section 18.3.  Register.                                      98
Section 18.4.  New Term Notes.                                98
Section 18.5.  Participations.                                99
Section 18.6.  Pledge by Lender.                              99
Section 18.7.  No Assignment by Borrowers.                    99
Section 18.8.  Disclosure.                                   100
Section 18.9.  Syndication.                                  100

Section 19.    NOTICES, ETC.                                 100

Section 20.    GOVERNING LAW; CONSENT TO JURISDICTION
               AND SERVICE.                                  101

Section 21.    HEADINGS.                                     101

Section 22.    COUNTERPARTS.                                 101

Section 23.    ENTIRE AGREEMENT, ETC.                        102

Section 24.    WAIVER OF JURY TRIAL AND CERTAIN DAMAGE
               CLAIMS.                                       102

Section 25.    CONSENTS, AMENDMENTS, WAIVERS, ETC.           102

Section 26.    SEVERABILITY.                                 104

                            EXHIBITS


A         Form of Term Note
B         Form of Subsidiary Guaranty
C         Form of Conversion Notice
D         Form of Compliance Certificate
E         Form of Second Closing Compliance Certificate
F         Form of Assignment and Assumption Agreement
G         Form of Term Loan Request


                            SCHEDULES


1         Lenders' Commitments
6.1(b)    Capitalization; Outstanding Securities, Etc.
6.3       Partially Owned Real Estate Holding Entities
6.7       Litigation
6.15      Certain Transactions
6.18      Environmental Matters
6.19      Subsidiaries
6.24      Changes to Title Policies
7.16      Form of Lease
8.3(d)    Existing Investments

                       TERM LOAN AGREEMENT


     This TERM LOAN AGREEMENT is made as of the 22th day of December, 1998, by and among SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran") and SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP", and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), each with a principal place of business at 5166 Main Street, Williamsville, New York 14221, FLEET NATIONAL BANK ("Fleet"), a national banking association having its principal place of business at 111 Westminster Street, Providence, Rhode Island 02903, and the other lending institutions listed on Schedule 1 hereto or which may become parties hereto pursuant to Section 18 (individually, a "Lender" and collectively, the "Lenders") and FLEET NATIONAL BANK, as agent for itself and each other Lender.

                            RECITALS

     A. The Borrowers are primarily engaged in the business of owning, purchasing, developing, constructing, renovating and operating self storage facilities in the United States primarily known as "Uncle BoB's Self Storage".

     B. Sovran is a limited partner of SALP, holds in excess of 93% of the partnership interests in SALP, conducts all or substantially all of its business through SALP, and is qualified to elect REIT status for income tax purposes. Sovran Holdings, Inc., a Delaware corporation ("Holdings"), is a wholly-owned Subsidiary of Sovran and the sole general partner of SALP and has agreed to guaranty the obligations of the Borrowers hereunder.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

     Section 1.  DEFINITIONS AND RULES OF INTERPRETATION.
     Section 1.1. Definitions. The following terms shall have the meanings set forth in this Section 1 or elsewhere in the provisions of this Agreement referred to below:
     Accountants. In each case, nationally-recognized, independent certified public accountants reasonably acceptable to the Agent. The Agent hereby acknowledges that the Accountants may include Ernst & Young, LLP.
     Adjusted Unencumbered Property NOI. With respect to any fiscal period for any Unencumbered Property, the net income of such Unencumbered Property during such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from debt restructurings or other extraordinary items (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of a Borrower's default under an agreement to purchase or lease Real Estate) relating to such Unencumbered Property, and (b) income taxes; plus (x) interest expense relating to such Unencumbered Property and (y) depreciation and amortization relating to such Unencumbered Property; minus a recurring capital expense reserve equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of such Unencumbered Property.
     Administrative Agent Fee.  See Section 2.4(d).
     Affiliate. With reference to any Person, (i) any director or executive officer of that Person, (ii) any other Person controlling, controlled by or under direct or indirect common control of that Person, (iii) any other Person directly or indirectly holding 10% or more of any class of the capital stock or other equity interests (including options, warrants, convertible securities and similar rights) of that Person and
(iv) any other Person 10% or more of any class of whose capital stock or other equity interests (including options, warrants, convertible securities and similar rights) is held directly or indirectly by that Person.
     Agent. Fleet National Bank acting as agent for the Lenders, or any successor agent, as permitted by Section 14.
     Agent's Head Office. The Agent's head office located at 111 Westminster Street, Providence, Rhode Island 02903, or at such other location as the Agent may designate from time to time pursuant to Section 19 hereof, or the office of any successor Agent permitted under Section 14 hereof.
     Agreement. This Term Loan Agreement, including the Schedules and Exhibits hereto, as the same may be from time to time amended and in effect.
     Applicable Margin. The applicable margin (if any) over the then Prime Rate or LIBOR Rate, as applicable to the Loan(s) in question, which is used in calculating the interest rate applicable to Prime Rate Loans or LIBOR Rate Loans, is set forth in the following table:

Applicable Margin for              Applicable Margin for
LIBOR Rate Loans                   Prime Rate Loans

      1.50%                               0%

     Assignment and Assumption.  See Section 18.1.
     Arrangement Fee.  See Section 2.4(d).
     Borrower Representative. Sovran, acting on behalf of all of the Borrowers. The Agent and the Lenders shall be entitled to rely, and all of the Borrowers hereby agree that the Agent and the Lenders may so rely, on any notice given or received or action taken or not taken by Sovran as being authorized by each of the Borrowers.
     Borrowers.  As defined in the preamble hereto.
     Budgeted Project Costs. With respect to Construction-In-Process, the total budgeted project cost of such Construction-In-Process shown on schedules submitted to the Agent from time to time; provided that for Construction-In-Process owned by any Partially-Owned Entity, the Budgeted Project Cost of such Construction-In-Process shall be the applicable Borrower's pro-rata share of the total budgeted project cost of such Construction-In-Process (based on the greater of (x) such

Borrower's percentage equity interest in such Partially-Owned Entity or (y) the Borrower's obligation to provide or liability for providing funds to such Partially-Owned Entity).
     Building. Individually and collectively, the buildings, structures and improvements now or hereafter located on the Real Estate and intended for income production.
     Business Day. Any day on which banking institutions in Boston, Massachusetts are open for the transaction of banking business and, in the case of LIBOR Rate Loans, also a day which is a LIBOR Business Day.
     Capitalized Leases. Leases under which any Borrower or any of its Subsidiaries or any Partially-Owned Entity is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with GAAP.
     Capitalized Unencumbered Property Value. As of any date of determination with respect to an Unencumbered Property, an amount equal to Adjusted Unencumbered Property NOI for such Unencumbered Property for the most recent two (2) complete fiscal quarters multiplied by two (2), with the product being divided by ten and one-half percent (10.5%). The calculation of Capitalized Unencumbered Property Value shall be adjusted as set forth in
Section 9.13 hereof.
     CERCLA.  See Section 6.18.
     Closing Date. December 22, 1998, which is the date by which all of the conditions set forth in Section 10 are to be satisfied.
     Code. The Internal Revenue Code of 1986, as amended and in effect from time to time.
     Completed Term Loan Request. A loan request accompanied by all information required to be supplied under the applicable provisions of Section 2.2.
     Commitment. With respect to each Lender, the amount set forth from time to time on Schedule 1 hereto as the amount of such Lender's Commitments to make Loans to the Borrowers pursuant to Section 2.
     Commitment Percentage. With respect to each Lender, the percentage set forth on Schedule 1 hereto as such Lender's percentage of the Total Commitment and any changes thereto from time to time.
     Consolidated or consolidated. With reference to any term defined herein, shall mean that term as applied to the accounts of Sovran and its subsidiaries (including the Guarantors) or SALP and its subsidiaries, as the case may be, consolidated in accordance with GAAP.
     Consolidated Adjusted EBITDA. For any period, an amount equal to the consolidated net income of the Borrowers and their respective Subsidiaries for such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from the sale of real property or interests therein, debt restructurings and other extraordinary items, (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of a Borrower's default under an agreement to purchase or lease Real Estate) (b) minority interest attributable to a Borrower or a Guarantor and (c) income taxes; plus (x) interest expense and (y) depreciation and amortization, minus a recurring capital expense reserve in an amount equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of all Real Estate; all after adjustments for unconsolidated partnerships, joint ventures and other entities. The calculation of Consolidated Adjusted EBITDA shall be adjusted as set forth in Section 9.13 hereof.
     Consolidated Assumed Amortizing Debt Service Charges. As of any date of determination, an amount equal to the assumed interest and principal payments for an imputed six month period on all Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding on such date based upon a two hundred and forty (240) month mortgage style amortization schedule and an annual interest rate equal to the greater of (x) the sum of two percent (2%) plus the imputed ten (10) year United States Treasury bill yield as of such date based upon published quotes for Treasury bills having ten (10) years to maturity and (y) 7.5%. For example, if the imputed ten (10) year United States Treasury bill yield as of such date were 6% and the total amount of Indebtedness of the Borrowers and their respective Subsidiaries on such date were $100,000, Consolidated Assumed Amortizing Debt Service Charges would be equal to $5,019.
     Consolidated Assumed Amortizing Unsecured Debt Service Charges. As of any date of determination, an amount equal to the assumed interest and principal payments for an imputed six month period on all Unsecured Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding on such date based upon a two hundred and forty (240) month mortgage style amortization schedule and an annual interest rate equal to the greater of (x) the sum of two percent (2%) plus the imputed ten (10) year United States Treasury bill yield as of such date based upon published quotes for Treasury bills having ten (10) years to maturity and (y) 7.5%. For example, if the imputed ten (10) year United States Treasury bill yield as of such date were 6% and the total amount of Unsecured Indebtedness of the Borrowers and their respective Subsidiaries on such date were $100,000, Consolidated Assumed Amortizing Unsecured Debt Service Charges would be equal to $5,019.
     Consolidated Capitalized Value. As of any date of determination, an amount equal to Consolidated Adjusted EBITDA for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by ten and one-half percent (10.5%). The calculation of Consolidated Capitalized Value shall be adjusted as set forth in Section 9.13 hereof.
     Consolidated Secured Indebtedness. As of any date of determination, the aggregate principal amount of all Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date and which is secured by a Lien on properties or other assets of such Persons, without regard to Recourse.
     Consolidated Tangible Net Worth. As of any date of determination, the Consolidated Capitalized Value minus Consolidated Total Liabilities.
     Consolidated Total Liabilities. As of any date of determination, all liabilities of the Borrowers and their respective Subsidiaries determined on a consolidated basis in accordance with GAAP and classified as such on the consolidated balance sheet of the Borrowers and their respective Subsidiaries, and all Indebtedness of the Borrowers and their respective Subsidiaries, whether or not so classified. The calculation of Consolidated Total Liabilities shall be adjusted as set forth in
Section 9.13 hereof.
     Consolidated Unsecured Indebtedness. As of any date of determination, the aggregate principal amount of all Unsecured Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date, including without limitation the aggregate principal amount of all the Obligations under this Agreement as of such date, determined on a consolidated basis in accordance with GAAP, without regard to Recourse.
     Construction-In-Process. Any Real Estate for which any Borrower, any Guarantor, any of the Borrowers' Subsidiaries or any Partially-Owned Entity is actively pursuing construction, renovation, or expansion of Buildings, all pursuant to such Person's ordinary course of business.
     Conversion Request. A notice given by the Borrower Representative to the Agent of its election to convert or continue a Term Loan in accordance with Section 2.6.
     default. When used with reference to this Agreement or any other Loan Document, any of the events or conditions specified in
Section 12.1, whether or not any requirement for the giving of notice, the lapse of time or both, has been satisfied.
     Default. As of the relevant time of determination, an event or occurrence which:
               (i) requires notice and time to cure to become an Event of Default and as to which notice has been given to the Borrowers by the Agent; or
              (ii) has occurred and will become an Event of Default (without notice) if such event remains uncured after any grace period specified in Section 12.1 or, in the case of matters referred to in Section 12.1(k), in the other applicable Loan Document(s).
     Disqualifying Building Event. Any structural or repair and maintenance matter (other than a Release) as to any Building or any Real Estate that in the Agent's reasonable opinion will require the expenditure of $250,000 or more to remedy or complete such matter and the remediation or completion of which is required by prudent real estate ownership or operation.

     Disqualifying Environmental Event. Any Release or threatened Release of Hazardous Substances, any violation of Environmental Laws or any other similar environmental event with respect to a Real Estate that causes (y) the occupancy or rent of such Real Estate to be adversely affected, as compared to what otherwise would have been the occupancy or rent of such Real Estate in the absence of such environmental event or (z) such Real Estate to no longer be financeable on a secured, long-term debt basis under the then generally accepted underwriting standards of national institutional lenders.
     Disqualifying Legal Event. Any violation or non-compliance with any applicable law, statute, rule or regulation (other than an Environmental Law) with respect to any Real Estate, which requires cure or compliance for prudent real estate ownership or operation.
     Distribution.  With respect to:
               (i) SALP, any distribution of cash or other cash equivalent, directly or indirectly, to the partners or other equity interest holders of SALP; or any other distribution on or in respect of any partnership interests of SALP; and

              (ii) Sovran, the declaration or payment of any dividend on or in respect of any shares of any class of capital stock of Sovran, other than dividends payable solely in shares of common stock by Sovran; the purchase, redemption, or other retirement of any shares of any class of capital stock of Sovran, directly or indirectly through a Subsidiary of Sovran or otherwise; the return of capital by Sovran to its shareholders as such; or any other distribution on or in respect of any shares of any class of capital stock of Sovran.
     Dollars or $.  Dollars in lawful currency of the United
States of America.
     Drawdown Date.  The Closing Date and the Second Closing
Date.
     Eligible Assignee. Any of (a) a commercial bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having total assets in excess of $1,000,000,000; (b) a commercial bank organized under the laws of any other country (including the central bank of such country) which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting with respect to this Agreement through a branch or agency located in the United States of America and complies with the requirements set forth in
Section 4.1(c) hereof, and (c) a financial institution acceptable to the Agent which is regularly engaged in making, purchasing or investing in loans and having total assets in excess of $1,000,000,000 and complies with the requirements set forth in
Section 4.1(c) hereof, to the extent applicable.
     Employee Benefit Plan. Any employee benefit plan within the meaning of Section 3(3) of ERISA maintained or contributed to by any Borrower or any ERISA Affiliate, other than a Multiemployer Plan.

     Environmental Laws.  See Section 6.18(a).
     ERISA. The Employee Retirement Income Security Act of 1974, as amended and in effect from time to time.
     ERISA Affiliate. Any Person which is treated as a single employer with any Borrower under Section 414 of the Code.
     ERISA Reportable Event. A reportable event with respect to a Guaranteed Pension Plan within the meaning of Section 4043 of ERISA and the regulations promulgated thereunder as to which the requirement of notice has not been waived.
     Eurocurrency Reserve Rate. For any day with respect to a LIBOR Rate Loan, the weighted average of the rates (expressed as a decimal) at which all of the Lenders subject thereto would be required to maintain reserves under Regulation D of the Board of Governors of the Federal Reserve System (or any successor or similar regulations relating to such reserve requirements) against "Eurocurrency Liabilities" (as that term is used in Regulation D), if such liabilities were outstanding. The Eurocurrency Reserve Rate shall be adjusted automatically on and as of the effective date of any change in the Eurocurrency Reserve Rate.
     Event of Default.  See Section 12.1.
     Fee Letter.  See Section 2.4(d).
     Fleet.  As defined in the preamble hereto.
     Funds from Operations. With respect to any fiscal period of the Borrowers, an amount, without double-counting, equal to the consolidated net income of the Borrowers and their respective Subsidiaries, as determined in accordance with GAAP, before deduction of real estate related depreciation and amortization, and excluding gains (or losses) from the sale of real property or interests therein (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of a Borrower's default under an agreement to purchase or lease Real Estate), debt restructurings or other extraordinary items, and after adjustments for unconsolidated partnerships, joint ventures or other entities (such adjustments to be calculated to reflect Funds from Operations on the same basis, to the extent that such Funds from Operations attributable to unconsolidated partnerships, joint ventures and other entities are not subject to the claims of any other Person).
     GAAP. Generally accepted accounting principles, consistently applied.
     Guaranteed Pension Plan. Any employee pension benefit plan within the meaning of Section 3(2) of ERISA maintained or contributed to by any Borrower or any Guarantor, as the case may be, or any ERISA Affiliate of any of them the benefits of which are guaranteed on termination in full or in part by the PBGC pursuant to Title IV of ERISA, other than a Multiemployer Plan.
     Guaranties. Collectively, the Holdings Guaranty and any other guaranty of the Obligations made by an Affiliate of a Borrower in favor of the Agent and the Lenders.
     Guarantors. Collectively, Holdings and any other Affiliate of a Borrower executing a Guaranty, provided, however, when the context so requires, Guarantor shall refer to Holdings or such

Affiliate, as appropriate. Any Guarantor that is the owner of an Unencumbered Property shall be a wholly-owned Subsidiary. Provided further, however, from and after the release of the Guaranty of any Subsidiary Guarantor pursuant to Section 5 below, such Subsidiary Guarantor shall no longer be considered a "Guarantor" for purposes of this Agreement.
     Hazardous Substances.  See Section 6.18(b).
     Holdings.  As defined in the preamble hereto.
     Holdings Guaranty. The Guaranty dated as of the date hereof made by Holdings in favor of the Agent and the Lenders pursuant to which Holdings guarantees to the Agent and the Lenders the unconditional payment and performance of the Obligations.
     Indebtedness. With respect to any Person, all obligations, contingent and otherwise, that in accordance with GAAP should be classified upon such Person's balance sheet as liabilities, including, without limitation, (a) all obligations for borrowed money and similar monetary obligations, whether direct or indirect; (b) all liabilities secured by any mortgage, pledge, negative pledge, security interest, lien, charge, or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; (c) all obligations (i) under any Capitalized Lease or (ii) under any lease (a "synthetic lease") which is treated as an operating lease under GAAP and as a loan or financing for U.S. income tax purposes or (iii) which are "off balance sheet" transactions having the same practical effect as to such Person's financial position as a transaction that would be a liability of such Person on the balance sheet; (d) all obligations to purchase, redeem, retire, or otherwise acquire for value any shares of capital stock of any class issued by such Person or any rights to acquire such shares; (e) all obligations under any forward contract, futures contract, swap, option or other financing arrangement, the value of which is dependent upon interest rates, currency exchange rates, commodities, any Borrower's or Guarantor's present or future beneficial interest, shares or security trading value, or other indices; (f) the amount of payments received by such person in any forward equity transaction by which such payments are received by such Person in consideration for the sale of stock or partnership units in such Person when the delivery and/or the determination of the amount of the stock or units so sold occurs later than one (1) month after such Person receives such payment, but only to the extent that the obligation to deliver such stock or units is not payable solely in the stock or units of such Person; and (g) all guarantees for borrowed money, endorsements and other contingent obligations, whether direct or indirect, in respect of indebtedness or obligations of others, including any obligation to supply funds (including partnership obligations and capital requirements) to or in any manner to invest in, directly or indirectly, the debtor, to purchase indebtedness, or to assure the owner of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the reimbursement obligations in respect of any letters of credit, bankers' acceptances or similar facilities issued for the account of such Person. The calculation of Indebtedness of any Person shall be adjusted as set forth in
Section 9.13.
     Indemnified Lender's(s') Group.  See Section 16.
     Interest Payment Date. The last day of each calendar month. Interest Period. With respect to each Loan, (a) initially, the period commencing on the Drawdown Date of such Loan and ending on the last day of one of the following periods (as selected by the Borrowers in a Completed Term Loan Request or as otherwise in accordance with the terms of this Agreement): (i) for any Prime Rate Loan, the last day of the calendar month, and
(ii) for any LIBOR Rate Loan, 1, 2, 3, or 6 months (provided that
(x) the Interest Period for LIBOR Rate Loans may be shorter than 1 month in order to consolidate 2 LIBOR Rate Loans and (y) the Interest Period for all LIBOR Rate Loans shall be 1 month until the earlier of January 15, 1999 or the Second Closing Date if the Total Commitment is less than $75,000,000.00 on the Closing
Date); and (b) thereafter, each period commencing at the end of the last day of the immediately preceding Interest Period applicable to such Loan and ending on the last day of the applicable period set forth in (a) above as selected by the Borrowers in a Conversion Request or as otherwise in accordance with this Agreement; provided that all of the foregoing provisions relating to Interest Periods are subject to the following:
          (A) if any Interest Period with respect to a Prime Rate Loan would end on a day that is not a Business Day, that Interest Period shall end on the next succeeding Business Day;
          (B) if any Interest Period with respect to a LIBOR Rate Loan would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;
          (C) if the Borrowers shall fail to give notice of conversion or continuation as provided in Section 2.6, the Borrowers shall be deemed to have requested a conversion of the affected LIBOR Rate Loan into a Prime Rate Loan on the last day of the then current Interest Period with respect thereto;
          (D) any Interest Period relating to any LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to subparagraph (E) below, end on the last Business Day of a calendar month; and
          (E) any Interest Period that would otherwise extend beyond the Maturity Date shall end on the Maturity Date. Investments. All expenditures made and all liabilities incurred (contingently or otherwise, but without double-counting): (i) for the acquisition of stock, partnership or other equity interests or Indebtedness of, or for loans, advances, capital contributions or transfers of property to, any Person; and (ii) for the acquisition of any other obligations of any Person. In determining the aggregate amount of Investments outstanding at any particular time: (a) there shall be included as an Investment all interest accrued with respect to Indebtedness constituting an Investment unless and until such interest is paid; (b) there shall be deducted in respect of each such Investment any amount received as a return of capital (but only by repurchase, redemption, retirement, repayment, liquidating dividend or liquidating distribution); (c) there shall not be deducted in respect of any Investment any amounts received as earnings on such Investment, whether as dividends, interest or otherwise, except that accrued interest included as provided in the foregoing clause (a) may be deducted when paid; and (d) there shall not be deducted from the aggregate amount of Investments any decrease in the value thereof.
     Joint Venture Ownership Interest Value. As of any date of determination, an amount equal to the pro rata share of Consolidated EBITDA attributable to the Borrowers from Partially-Owned Entities for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by ten and one-half percent (10.5%).
     Leases. Leases, licenses and agreements, whether written or oral, relating to the use or occupation of space in or on the Buildings or on the Real Estate by persons other than the Borrower, its Subsidiaries or any Partially-Owned Entity.
     Lenders. Collectively, Fleet, any other lenders which may provide additional commitments and become parties to this Agreement, and any other Person who becomes an assignee of any rights of a Lender pursuant to Section 18 or a Person who acquires all or substantially all of the stock or assets of a Lender.
     LIBOR Breakage Costs. With respect to any LIBOR Rate Loan to be prepaid or not drawn after elected, a prepayment "breakage" fee in an amount determined by the Agent in the following manner:
               (i) First, the Agent shall determine the amount by which (a) the total amount of interest which would have otherwise accrued hereunder on each installment of principal prepaid or not so drawn, during the period beginning on the date of such prepayment or failure to draw and ending on the last day of the applicable LIBOR Rate Loan Interest Period (the "Reemployment Period"), exceeds (b) the total amount of interest which would accrue, during the Reemployment Period, on any readily marketable bond or other obligation of the United States of America designated by the Agent in its sole discretion at or about the time of such payment, such bond or other obligation of the United States of America to be in an amount equal (as nearly as may be) to the amount of principal so paid or not drawn after elected and to have maturity at the end of the Reemployment Period, and the interest to accrue thereon to take account of amortization of any discount from par or accretion of premium above par at which the same is selling at the time of designation. Each such amount is hereinafter referred to as an "Installment Amount".
              (ii) Second, each Installment Amount shall be treated as payable on the last day of the LIBOR Rate Loan Interest Period which would have been applicable had such principal installment not been prepaid or not borrowed.
             (iii) Third, the amount to be paid on each such breakage date shall be the present value of the Installment Amount determined by discounting the amount thereof from the date on which such Installment Amount is to be treated as payable, at the same yield to maturity as that payable upon the bond or other obligation of the United States of America designated as aforesaid by the Agent.
               If by reason of an Event of Default the Agent elects to declare a LIBOR Rate Loan to be immediately due and payable, then any breakage fee with respect to such LIBOR Rate Loan shall become due and payable in the same manner as though the Borrowers had exercised such right of prepayment.
     LIBOR Business Day. Any day on which commercial banks are open for international business (including dealings in Dollar deposits) in London or such other eurodollar interbank market as may be selected by the Agent in its sole discretion acting in good faith.
     LIBOR Rate. For any Interest Period with respect to a LIBOR Rate Loan, the rate of interest per annum (rounded upward, if necessary, to the nearest 1/32 of one percent) as determined on the basis of the offered rates for deposits in Dollars for a period of time comparable to such Interest Period which appears on the Telerate page 3750 (or such other page as may replace that page on the Telerate service) as of 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period; provided, however, if the rate described above does not appear on the Telerate System on any applicable interest determination date, the LIBOR Rate shall be the rate (rounded upwards as described above, if necessary) for deposits in Dollars for a period of time substantially equal to the Interest Period which appears on the Reuters Page "LIBO" (or such other page as may replace the LIBO Page on that service for the purpose of displaying such rates), as of 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period.
     If both the Telerate and Reuters systems are unavailable, then the rate for that date will be determined on the basis of the offered rates for deposits in Dollars for a period of time comparable to the Interest Period which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period as selected by the Agent. The principal London office of each of the four major London banks will be requested to provide a quotation of its

Dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in Dollars to leading European banks for a period of time comparable to the Interest Period by major banks in New York City at approximately 11:00 a.m. New York City time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period. In the event that the Agent is unable to obtain any quotation as provided above, it will be deemed that the LIBOR Rate cannot be determined.
     In the event that the Board of Governors of the Federal Reserve System shall impose a reserve requirement with respect to LIBOR deposits of the Lenders, then for any period during which such reserve requirement shall apply, the LIBOR Rate shall be equal to the amount determined above divided by an amount equal to one (1.00) minus the Eurocurrency Reserve Rate.
     LIBOR Rate Loan(s). Those Loans bearing interest calculated by reference to the LIBOR Rate.
     Lien.  See Section 8.2.
     Loan Documents. Collectively, this Agreement, the Notes, the Guaranties, the Fee Letter and any and all other agreements, instruments or documents now or hereafter evidencing or otherwise relating to the Loans and executed or delivered by or on behalf of any Borrower or its Subsidiaries or any Guarantor or its Subsidiaries in connection with the Term Loan, or referred to herein or therein and delivered to the Agent or the Lenders by or on behalf of any Borrower, any Guarantor or any of their respective Subsidiaries, and all schedules, exhibits and annexes hereto or thereto, as the same may from time to time be amended and in effect, and any other document identified thereon as a "Loan Document" under this Agreement.
     Loan(s).  The Term Loan or any portion thereof.
     Maturity Date. December 22, 2000, or such earlier date on which the Term Loan shall become due and payable pursuant to the terms thereof.
     Multiemployer Plan. Any multiemployer plan within the meaning of Section 3(37) of ERISA maintained or contributed to by any Borrower or any Guarantor as the case may be or any ERISA Affiliate.
     Notes.  The Term Notes.
     Obligations. All indebtedness, obligations and liabilities of the Borrowers and their Subsidiaries to any of the Lenders and the Agent, individually or collectively, under this Agreement or any of the other Loan Documents or in respect of any of the Loans or the Notes or other instruments at any time evidencing any thereof, whether existing on the date of this Agreement or arising or incurred hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise.
     Operating Subsidiaries. Any Subsidiaries of a Borrower that, at any time of reference, provide management, construction, design or other services (excluding any such Subsidiary which may provide any such services which are only incidental to that Subsidiary's ownership of one or more Real Estate).
     Partially-Owned Entity(ies). Any of the partnerships, joint ventures and other entities owning real estate assets in which SALP and/or Sovran collectively, directly or indirectly through its full or partial ownership of another entity, own less than 100% of the equity interests, whether or not such entity is required in accordance with GAAP to be consolidated with Sovran for financial reporting purposes.
     PBGC.  The Pension Benefit Guaranty Corporation created by
Section 4002 of ERISA and any successor entity or entities having similar responsibilities.
     Permits. All governmental permits, licenses, and approvals necessary or useful for the lawful operation and maintenance of the Real Estate.
     Permitted Liens. Liens, security interests and other encumbrances permitted by Section 8.2.
     Person. Any individual, corporation, partnership, trust, unincorporated association, business, or other legal entity, and any government (or any governmental agency or political subdivision thereof).
     Preferred Dividends. Any dividend, distribution, redemption, or payment upon liquidation paid to one class of stockholders of the capital stock of any Person in priority to that to be paid to any other class of stockholders of the capital stock of such Person.
     Prime Rate. The higher of (a) the variable annual rate of interest designated from time to time by Fleet at its head office in Boston, Massachusetts as its "prime rate" (which is a reference rate and does not necessarily represent the lowest or best rate being charged to any customer) or (b) one half of one percent (1/2%) above the overnight Federal Funds effective rate as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. Any change in the Prime Rate during an Interest Period shall result in a corresponding change on the same day in the rate of interest accruing from and after such day on the unpaid balance of principal of the Prime Rate Loan, if any, applicable to such Interest Period, effective on the day of such change in the Prime Rate.
     Prime Rate Loan. A Loan bearing interest calculated by reference to the Prime Rate.
     RCRA.  See Section 6.18.
     Real Estate. The fixed and tangible properties consisting of land, buildings and/or other improvements owned by any Borrower, by any Guarantor or by any other entity in which a Borrower is the holder of an equity interest at the relevant time of reference thereto, including, without limitation, (i) the Unencumbered Properties at such time of reference, and (ii) the real estate assets owned by each of the Partially-Owned Entities at such time of reference.
     Record. The grid attached to any Note, or the continuation of such grid, or any other similar record, including computer records, maintained by any Lender with respect to any Loan.

     Recourse. With reference to any obligation or liability, any liability or obligation that is not Without Recourse to the obligor thereunder, directly or indirectly. For purposes hereof, a Person shall not be deemed to be "indirectly" liable for the liabilities or obligations of an obligor solely by reason of the fact that such Person has an ownership interest in such obligor, provided that such Person is not otherwise legally liable, directly or indirectly, for such obligor's liabilities or obligations (e.g., by reason of a guaranty or contribution obligation, by operation of law or by reason of such Person's being a general partner of such obligor).
     REIT. A "real estate investment trust", as such term is defined in Section 856 of the Code.
     Release.  See Section 6.18(c)(iii).
     Required Lenders. As of any date, the Lenders whose aggregate Commitments constitute at least sixty-six and two-thirds percent (66 2/3%) of the Total Commitment.
     Revolving Credit Agreement: The Revolving Credit Agreement dated as of February 20, 1998, by and among the Borrowers, Fleet and the other banks party thereto, and Fleet, as Administrative Agent, without giving effect to any amendment, modification or waiver on or after the date hereof.
     SALP.  As defined in the preamble hereto.
     SARA.  See Section 6.18.
     SEC. The United States Securities and Exchange Commission. SEC Filings. Collectively, (a) Sovran's Annual Report on
Form 10-K for the year ended December 31, 1997, filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), (b) Sovran's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC pursuant to the Exchange Act and (c) Sovran's Current Report on Form 8-K, dated August 12, 1998, filed with the SEC pursuant to the Exchange Act, including all amendments thereto.
     Second Closing Date.  See Section 2.2.
     Sovran.  As defined in the preamble hereto.
     subsidiary. Any entity required to be consolidated with its direct or indirect parent in accordance with GAAP.
     Subsidiary. Any corporation, association, partnership, trust, or other business entity of which the designated parent shall at any time own directly or indirectly through a Subsidiary or Subsidiaries at least a majority (by number of votes or controlling interests) of the outstanding voting interests or at least a majority of the economic interests (including, in any case, the Operating Subsidiaries and any entity required to be consolidated with its designated parent in accordance with GAAP).
     Subsidiary Guarantor. Any Guarantor other than Holdings. Subsidiary Guaranty. The form of Guaranty to be entered into by any Subsidiary Guarantor substantially in the form of Exhibit B hereto.
     Term Loan. The Term Loan made or to be made by the Lenders to the Borrowers pursuant to Section 2.
     Term Note Record. A Record with respect to a Term Note. Term Notes. Collectively, the separate promissory notes of the Borrowers in favor of each Lender in substantially the form of Exhibit A hereto, in the aggregate principal amount of up to $75,000,000, dated as of the date hereof and/or as of the Second Closing Date or as of such later date as any Person becomes a Lender under this Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.
     Title Policies. For each Unencumbered Property, an ALTA standard form title policy (or, if such form is not available, an equivalent form of title insurance policy) issued by a nationally-recognized title insurance company, insuring that a Borrower or a Subsidiary Guarantor holds good and clear marketable fee simple title to such Unencumbered Property, subject only to Permitted Liens.
     Total Commitment. As of any date, the sum of the then-current Commitments of the Lenders, provided that the Total Commitment shall not exceed $75,000,000 or, in the event that the Second Closing Date occurs on or before January 15, 1999, $75,000,000 or such lesser amount as shall be the sum of the Commitments of the Lenders as of the Second Closing Date.
     Tower Lease. A Lease with a communication carrier or a tower development firm pursuant to which such carrier or firm will occupy a portion of a self-storage property for the purpose of using and/or constructing a monopole or tower thereon to which will be attached communications equipment and antennae, provided that any such Lease shall contain a relocation clause permitting relocation of the demised premises on the Real Estate site where the demised premises are located to allow re-use or re-development of such Real Estate site, and further provided that such relocation clause shall not be required (i) in any Tower Lease in existence as of the date hereof, or (ii) in any pre-existing Tower Lease on Real Estate hereinafter acquired.
     Type. As to any Loan, its nature as a Prime Rate Loan or a LIBOR Rate Loan.
     Unanimous Lender Approval. The written consent of each Lender that is a party to this Agreement at the time of reference.
     Unencumbered Property. Any Real Estate located in the contiguous United States that on any date of determination: (a) is not subject to any Liens (including any such Lien imposed by the organizational documents of the owner of such asset, but excluding Permitted Liens), (b) is not the subject of any matter that materially adversely affects the value of such Real Estate,
(c) is not the subject of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event, (d) has been improved with a Building or Buildings which (1) have been issued a certificate of occupancy (where available) or is otherwise lawfully occupied for its intended use, (2) are fully operational and (3) have an average rent-paying occupancy rate (by net rentable square feet) of at least 75% for the two most recently ended consecutive fiscal quarters, (e) is wholly owned by a Borrower or a Guarantor that is a wholly-owned Subsidiary and (f) has not been designated by the Borrowers in writing to the Agent as Real Estate that is not an Unencumbered Property because of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event or the Borrower's intention to subject such Unencumbered Property to an Indebtedness Lien or Sell such Unencumbered Property pursuant to
Section 8.4(b) hereof, which designation shall not be permitted during the continuance of a Default (other than if such designation during a Default is made in conjunction with such Real Estate's being the subject of a Sale or Indebtedness Lien under Section 8.4(b)(ii) and in compliance therewith) or an Event of Default and shall be accompanied by a compliance certificate in the form of Exhibit D attached hereto.
     Unhedged Variable Rate Debt. All Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, including, to the extent applicable, the Obligations, which bears interest at one or more variable rates and is not subject to an interest rate hedging arrangement having a minimum term of one (1) year and having other terms reasonably acceptable to the Agent.
     Unimproved Land. Any Real Estate consisting of raw land which is unimproved by Buildings.
     Unsecured Indebtedness. All Indebtedness of any Person that is not secured by a Lien on any asset of such Person.
     Up-Front Fee.  See Section 2.4(d).
     wholly-owned Subsidiary. Any Subsidiary of which Sovran and/or SALP shall at any time own directly or indirectly through a Subsidiary or Subsidiaries at least a majority (by number of votes or controlling interests) of the outstanding voting interests and one hundred percent (100%) of the economic interests, of which at least ninety-nine percent (99%) of the economic interests shall be owned by SALP.
     Without Recourse or without recourse. With reference to any obligation or liability, any obligation or liability for which the obligor thereunder is not liable or obligated other than as to its interest in a designated Real Estate or other specifically identified asset only (which asset is not interests in another Person), subject to such limited exceptions to the non-recourse nature of such obligation or liability, such as fraud, misappropriation, misapplication and environmental indemnities, as are usual and customary in like transactions involving institutional lenders at the time of the incurrence of such obligation or liability.
     Section 1.2.  Rules of Interpretation.
               (i) A reference to any document or agreement shall include such document or agreement as amended, modified or supplemented from time to time in accordance with its terms or the terms of this Agreement.
              (ii) The singular includes the plural and the plural includes the singular.
             (iii) A reference to any law includes any amendment or modification to such law.
              (iv)  A reference to any Person includes its
          permitted successors and permitted assigns.

               (v) Accounting terms not otherwise defined herein have the meanings assigned to them by GAAP applied on a consistent basis by the accounting entity to which they refer.
              (vi)  The words "include", "includes" and
          "including" are not limiting.
             (vii) All terms not specifically defined herein or by GAAP, which terms are defined in the Uniform Commercial Code as in effect in New York, have the meanings assigned to them therein.
            (viii) Reference to a particular "Section " refers to that section of this Agreement unless otherwise indicated.
              (ix) The words "herein", "hereof", "hereunder" and words of like import shall refer to this Agreement as a whole and not to any particular section or subdivision of this Agreement.
               (x)  Any provision granting any right to any
          Borrower or Guarantor during the continuance of (a) an Event of Default shall not modify, limit, waive or estop the rights of the Lenders during the continuance of such Event of Default, including the rights of the Lenders to accelerate the Loans under Section 12.1 and the rights of the Lenders under Section 12.3, or (b) a Default, shall not extend the time for curing same or modify any otherwise applicable notice regarding same.
     Section 2.  THE TERM LOAN FACILITY.
     Section 2.1. Commitment to Lend. Subject to the terms and conditions set forth in this Agreement, each of the Lenders severally agrees to lend to the Borrowers on the Closing Date an amount equal to such Lender's Commitment Percentage of the Term Loan. All of the Term Loan shall be borrowed on the Closing Date except as provided in Section 2.2.
     Section 2.2. Increase of Total Commitment. In the event that the Total Commitment is less than $75,000,000 on the Closing Date and provided no Default or Event of Default has occurred and is continuing, the Agent shall use commercially reasonable efforts between the Closing Date and January 15, 1999, to locate additional lenders willing to hold Commitments to increase the Total Commitment up to $75,000,000. In the event that the Agent shall give notice by January 15, 1999 to the Borrowers as to its location of such lenders (including any existing Lender that might increase its Commitment), the Borrower Representative shall submit within one (1) business day a Completed Term Loan Request in the form of Exhibit G (a "Completed Term Loan Request") to the Agent, which shall set a date for a second closing (the "Second Closing Date") to occur within five (5) Business Days of the receipt by the Agent of the Completed Term Loan Request. Upon the Second Closing Date, the Agent shall be authorized (i) to increase the Total Commitment to the amount specified in the Agent's notice (not to exceed $75,000,000), (ii) to add any new lender(s) to Schedule 1, (iii) to adjust the existing Lenders' Commitment Percentages accordingly, (iv) to cause the Borrowers to issue new Notes to the new or increased Commitment Lender(s), and (v) to make such other changes to the Loan Documents as may be necessary to reflect the change in Total Commitment and the occurrence of the Second Closing Date. The Borrowers shall pay to the Agent any additional fees due under the Fee Letter, any LIBOR Brokerage Costs and all other Agent and Lender costs and expenses of the increased Commitments and the occurrence of the Second Closing Date, including the reasonable fees and expenses of Agent's counsel.
     The occurrence of the Second Closing Date pursuant to this
Section 2.2 hereof shall constitute a representation and warranty by the Borrowers that the conditions set forth in Section 10 have been satisfied as of the Closing Date and that the conditions set forth in Section 11 have been satisfied as of the Second Closing Date, provided that the making of such representation and warranty by the Borrowers shall not limit the right of any Lender not to lend if such conditions have not been met.
     Section 2.3. The Term Notes. The Term Loan shall be evidenced by the Term Notes. A Term Note shall be payable to the order of each Lender in an aggregate principal amount equal to such Lender's Commitment Percentage of the Term Loan. The Borrowers irrevocably authorize each Lender to make or cause to be made at or about the time of such Lender's receipt of any payment of principal on such Lender's Term Note an appropriate notation on such Lender's Term Note of the receipt of such payment. The outstanding amount of the Term Loan set forth on such Lender's Term Note Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Lender, but the failure to record, or any error in so recording, any such amount on such Lender's Term Note Record shall not limit or otherwise affect the obligations of the Borrowers hereunder or under any Term Note to make payments of principal of or interest on any Term Note when due. Upon receipt of an affidavit of an officer of any Lender as to the loss, theft, destruction or mutilation of any Term Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such Term Note or other security document, the Borrowers will issue, in lieu thereof, a replacement Term Note or other security document in the same principal amount thereof and otherwise of like tenor.
     Section 2.4.  Interest on Term Loan; Fees.
          (a) Interest on Prime Rate Loans. Each Prime Rate Loan shall bear interest for the period commencing with the date of such Loan or conversion and ending on the last day of the Interest Period with respect thereto (unless earlier paid in accordance with Section 2.9) at a rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans.
          (b) Interest on LIBOR Rate Loans. Each LIBOR Rate Loan shall bear interest for the period commencing with the date of such Loan or conversion and ending on the last day of the Interest Period with respect thereto (unless earlier paid in accordance with Section 2.9) at a rate equal to the LIBOR Rate determined for such Interest Period plus the Applicable Margin for LIBOR Rate Loans.

          (c) Interest Payments. The Borrowers jointly and severally unconditionally promise to pay interest on the Term Loan in arrears on each Interest Payment Date with respect thereto.
          (d) Fees. The Borrowers jointly and severally agree to pay to the Agent an administrative agent fee (the "Administrative Agent Fee"), an arrangement fee (the "Arrangement Fee") and an up-front fee (the "Up-Front Fee"), as set forth in that certain letter agreement dated as of November 10, 1998, between the Borrower Representative and the Agent (the "Fee Letter").
     Section 2.5.  Intentionally Omitted.
     Section 2.6.  Conversion Options.
          (a) The Borrowers may elect from time to time by written notice in the form of Exhibit C (a "Conversion Request") to convert the outstanding Term Loan to a Loan of another Type, provided that (i) with respect to any such conversion of a LIBOR Rate Loan to a Prime Rate Loan, the Borrower Representative shall give the Agent at least three
     (3) Business Days prior written notice of such election;
     (ii) with respect to any such conversion of a Prime Rate Loan to a LIBOR Rate Loan, the Borrower Representative shall give the Agent at least four (4) LIBOR Business Days prior written notice of such election; (iii) with respect to any such conversion of a LIBOR Rate Loan into a Prime Rate Loan, such conversion shall only be made on the last day of the Interest Period with respect thereto unless the Borrowers pay the related LIBOR Breakage Costs at the time of such conversion and (iv) no Loan may be converted into a LIBOR Rate Loan when any Default or Event of Default has occurred and is continuing. Each Conversion Request relating to the conversion of a Prime Rate Loan to a LIBOR Rate Loan shall be irrevocable by the Borrowers.
          (b) Any Term Loan of any Type may be continued as such upon the expiration of the Interest Period with respect thereto (i) in the case of a Prime Rate Loan, automatically and (ii) in the case of LIBOR Rate Loans by compliance by the Borrower Representative with the notice provisions contained in Section 2.6(a); provided that no LIBOR Rate Loan may be continued as such when any Default or Event of Default has occurred and is continuing but shall be automatically converted to a Prime Rate Loan on the last day of the first Interest Period relating thereto ending during the continuance of any Default or Event of Default. The Agent shall notify the Lenders promptly when any such automatic conversion contemplated by this Section 2.6(b) is scheduled to occur.
          (c) In the event that the Borrower Representative does not notify the Agent of its election hereunder with respect to the continuation of any LIBOR Rate Loan as such, the affected LIBOR Rate Loan shall automatically be converted to a Prime Rate Loan at the end of the applicable Interest Period.
     Section 2.7.  [intentionally omitted]

     Section 2.8. Repayment of the Term Loan at Maturity. The Borrowers jointly and severally promise to pay on the Maturity Date, and there shall become absolutely due and payable on the Maturity Date, all unpaid principal of the Term Loan outstanding on such date, together with any and all accrued and unpaid interest thereon, the unpaid balance of the Administrative Agent Fee accrued through such date, and any and all other unpaid amounts due under this Agreement, the Term Notes or any other of the Loan Documents.
     Section 2.9. Optional Repayments of Term Loan. The Borrowers shall have the right, at their election, to prepay the outstanding amount of the Term Loan, in whole or in part, at any time without penalty or premium; provided that the outstanding amount of any LIBOR Rate Loans may not be prepaid unless the Borrowers pay any LIBOR Breakage Costs for each LIBOR Rate Loan so prepaid at the time of such prepayment. The Borrower Representative shall give the Agent, no later than 10:00 a.m., New York City time, at least two (2) Business Days' prior written notice of any prepayment pursuant to this Section 2.9 of any Prime Rate Loans, and at least four (4) LIBOR Business Days' notice of any proposed prepayment pursuant to this Section 2.9 of LIBOR Rate Loans, specifying the proposed date of prepayment of Term Loan and the principal amount to be prepaid. Each such partial prepayment of the Term Loans shall be in an amount of $10,000,000 or integral multiple of $500,000 in excess thereof, or, if less, shall be accompanied by the payment of all charges outstanding on the Term Loan and of all accrued interest on the principal prepaid to the date of payment, and shall be applied, in the absence of instruction by the Borrower Representative, first to the principal of Prime Rate Loans and then to the principal of LIBOR Rate Loans, at the Agent's option. No amount of the Term Loan that is prepaid may be re-borrowed.
     Section 3.  INTENTIONALLY OMITTED.
     Section 4.  CERTAIN GENERAL PROVISIONS.
     Section 4.1.  Funds for Payments.
          (a) All payments of principal, interest, fees, and any other amounts due hereunder or under any of the other Loan Documents shall be made to the Agent, for the respective accounts of the Lenders or (as the case may be) the Agent, at the Agent's Head Office, in each case in Dollars and in immediately available funds.
          (b) All payments by the Borrowers hereunder and under any of the other Loan Documents shall be made without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory liens, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrowers are compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrowers with respect to any amount payable by them hereunder or under any of the other Loan Documents, the Borrowers shall pay to the Agent, for the account of the Lenders or (as the case may be) the Agent, on the date on which such amount is due and payable hereunder or under such other Loan Document, such additional amount in Dollars as shall be necessary to enable the Lenders to receive the same net amount which the Lenders would have received on such due date had no such obligation been imposed upon the Borrowers. The Borrower Representative will deliver promptly to the Agent certificates or other valid vouchers for all taxes or other charges deducted from or paid with respect to payments made by the Borrowers hereunder or under such other Loan Document.
          (c) Each Lender that is not incorporated or organized under the laws of the United States of America or a state thereof or the District of Columbia (a "Non-U.S. Lender") agrees that, prior to the first date on which any payment is due to it hereunder, it will deliver to the Borrower Representative and the Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 or successor applicable form, as the case may be, certifying in each case that such Non-U.S. Lender is entitled to receive payments under this Agreement and the Notes payable to it, without deduction or withholding of any United States federal income taxes. Each Non-U.S. Lender that so delivers a Form 1001 or 4224 pursuant to the preceding sentence further undertakes to deliver to each of the Borrower Representative and the Agent two further copies of Form 1001 or 4224 or successor applicable form, or other manner of certification, as the case may be, on or before the date that any such letter or form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower Representative, and such extensions or renewals thereof as may reasonably be requested by the Borrower Representative, certifying in the case of a Form 1001 or 4224 that such Non-U.S. Lender is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless in any such case an event (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Non-U.S. Lender from duly completing and delivering any such form with respect to it and such Non-U.S. Lender advises the Borrower Representative that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.
          (d) The Borrowers shall not be required to pay any additional amounts to any Non-U.S. Lender in respect of United States Federal withholding tax pursuant to Section 4.1(b) to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to this Agreement or, with respect to payments to a different lending office designated by the Non-U.S. Lender as its applicable lending office (a "New Lending Office"), the date such Non-U.S. Lender designated such New Lending Office with respect to the Loans; provided, however, that this clause (i) shall not apply to any transferee or New Lending Office as a result of an assignment, transfer or designation made at the request of the Borrowers; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any transferee, or Lender through a New Lending Office, would be entitled to receive without regard to this clause (i) do not exceed the indemnity payment or additional amounts that the Person making the assignment or transfer to such transferee, or Lender making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, transfer or designation; or
     (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (c) above.
     Section 4.2. Computations. All computations of interest on the Loans and of other fees to the extent applicable shall be made on the basis of a 360-day year and the actual number of days elapsed. Except as otherwise provided in the definition of the term "Interest Period" with respect to LIBOR Rate Loans, whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension. The outstanding amount of the Loans as reflected on the Term Note Records from time to time shall constitute prima facie evidence of the principal amount thereof.
     Section 4.3. Inability to Determine LIBOR Rate. In the event, prior to the commencement of any Interest Period relating to any LIBOR Rate Loan, the Agent shall reasonably determine that adequate and reasonable methods do not exist for ascertaining the LIBOR Rate that would otherwise determine the rate of interest to be applicable to any LIBOR Rate Loan during any Interest Period, the Agent shall forthwith give notice of such determination (which shall be conclusive and binding on the Borrowers) to the Borrower Representative and the Lenders. In such event (a) any Conversion Request with respect to a LIBOR Rate Loan shall be automatically withdrawn and shall be deemed a request for a Prime Rate Loan, (b) each LIBOR Rate Loan will automatically, on the last day of the then current Interest Period thereof, become a Prime Rate Loan, and (c) the obligations of the Lenders to make LIBOR Rate Loans on the Closing Date or the Second Closing Date shall be suspended until the Agent reasonably determines that the circumstances giving rise to such suspension no longer exist, whereupon the Agent shall so notify the Borrower Representative and the Lenders.
     Section 4.4. Illegality. Notwithstanding any other provisions herein, if any present or future law, regulation, treaty or directive or in the interpretation or application thereof shall make it unlawful for any Lender to make on the Closing Date or the Second Closing Date or maintain LIBOR Rate Loans, such Lender shall forthwith give notice of such circumstances to the Borrower Representative and the other Lenders and thereupon (a) the commitment of such Lender to make on the Closing Date or the Second Closing Date LIBOR Rate Loans or convert Prime Rate Loans to LIBOR Rate Loans shall forthwith be suspended and (b) such Lender's Commitment Percentage of the LIBOR Rate Loan then outstanding shall be converted automatically to a Prime Rate Loan on the last day of each Interest Period applicable to such LIBOR Rate Loan or within such earlier period as may be required by law, all until such time as it is no longer unlawful for such Lender to make or maintain LIBOR Rate Loans. The Borrowers hereby jointly and severally agree to promptly pay the Agent for the account of such Lender, upon demand, any additional amounts necessary to compensate such Lender for any costs incurred by such Lender in making any conversion required by this Section 4.4 prior to the last day of an Interest Period with respect to a LIBOR Rate Loan, including any interest or fees payable by such Lender to lenders of funds obtained by it in order to make on the Closing Date or the Second Closing Date or maintain its LIBOR Rate Loans hereunder.
     Section 4.5. Additional Costs, Etc. If any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to any Lender or the Agent by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall:
          (a) subject any Lender or the Agent to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Agreement, the other Loan Documents, such Lender's Commitment or the Loans (other than taxes based upon or measured by the income or profits of such Lender or the Agent), or
          (b) materially change the basis of taxation (except for changes in taxes on income or profits) of payments to any Lender of the principal of or the interest on any Loans or any other amounts payable to the Agent or any Lender under this Agreement or the other Loan Documents, or
          (c) impose or increase or render applicable (other than to the extent specifically provided for elsewhere in this Agreement) any special deposit, reserve, assessment, liquidity, capital adequacy or other similar requirements (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by, or commitments of an office of any Lender, or
          (d) impose on any Lender or the Agent any other conditions or requirements with respect to this Agreement, the other Loan Documents, the Loans, such Lender's Commitment, or any class of loans, or commitments of which any of the Loans or such Lender's Commitment forms a part;

and the result of any of the foregoing is
               (i) to increase the cost to any Lender of making, funding, or issuing on the Closing Date or Second
          Closing Date, or renewing, extending or maintaining any of the Loans or such Lender's Commitment, or

              (ii) to reduce the amount of principal, interest or other amount payable to such Lender or the Agent hereunder on account of such Lender's Commitment or any of the Loans, or
             (iii) to require such Lender or the Agent to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by such Lender or the Agent from the Borrowers hereunder, then, and in each such case, the Borrowers will, within thirty
(30) days of demand made by such Lender or (as the case may be) the Agent at any time and from time to time and as often as the occasion therefor may arise, pay to such Lender such additional amounts as such Lender shall determine in good faith to be sufficient to compensate such Lender for such additional cost, reduction, payment or foregone interest or other sum, provided that such Lender is generally imposing similar charges on its other similarly situated borrowers.
     Section 4.6. Capital Adequacy. If after the date hereof any Lender or the Agent determines that (i) the adoption of or change in any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) regarding capital requirements for banks or bank holding companies or any change in the interpretation or application thereof by a court or governmental authority with appropriate jurisdiction, or (ii) compliance by such Lender or the Agent or any Person controlling such Lender or the Agent with any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) of any such Person regarding capital adequacy, has the effect of reducing the return on such Lender's or the Agent's Commitment with respect to any Loans to a level below that which such Lender or the Agent could have achieved but for such adoption, change or compliance (taking into consideration such Lender's or the Agent's then existing policies with respect to capital adequacy and assuming full utilization of such entity's capital) by any amount deemed by such Lender or (as the case may be) the Agent to be material, then such Lender or the Agent may notify the Borrower Representative of such fact. To the extent that the amount of such reduction in the return on capital is not reflected in the Prime Rate or the LIBOR Rate, the Borrowers jointly and severally agree to pay such Lender or (as the case may be) the Agent for the amount of such reduction in the return on capital as and when such reduction is determined within thirty (30) days of presentation by such Lender or (as the case may be) the Agent of a certificate in accordance with Section 4.7 hereof. Each Lender shall allocate such cost increases among its customers in good faith and on an equitable basis.
     Section 4.7. Certificate. A certificate setting forth any additional amounts payable pursuant to Section 4.5 or 4.6 and a brief explanation of such amounts (including the calculation thereof) which are due, submitted by any Lender or the Agent to the Borrower Representative, shall be prima facie evidence that such amounts are due and owing.
     Section 4.8. Indemnity. In addition to the other provisions of this Agreement regarding such matters, but without duplication to the extent a Lender has been compensated pursuant thereto, the Borrowers jointly and severally agree to indemnify the Agent and each Lender and to hold the Agent and each Lender harmless from and against any loss, cost or expense (including loss of anticipated profits) that the Agent or such Lender may sustain or incur as a consequence of (a) the failure by the Borrowers to pay any principal amount of or any interest on any LIBOR Rate Loans as and when due and payable, including any such loss or expense arising from interest or fees payable by the Agent or such Lender to lenders of funds obtained by it in order to maintain its LIBOR Rate Loans, (b) the failure by the Borrowers to make a borrowing on the Closing Date or the Second Closing Date or conversion after the Borrowers have given a Completed Term Loan Request for a LIBOR Rate Loan or a Conversion Request for a LIBOR Rate Loan, and (c) the making of any payment of a LIBOR Rate Loan or the making of any conversion of any such Loan to a Prime Rate Loan on a day that is not the last day of the applicable Interest Period with respect thereto, including interest or fees payable by the Agent or a Lender to lenders of funds obtained by it in order to maintain any such LIBOR Rate Loans.
     Section 4.9. Interest During Event of Default; Late Charges. During the continuance of an Event of Default, outstanding principal and (to the extent permitted by applicable law) interest on the Loans and all other amounts payable hereunder or under any of the other Loan Documents shall bear interest at a rate per annum equal to four percent (4%) above the interest rate that would otherwise be applicable until such amount shall be paid in full (after as well as before judgment). In addition, the Borrowers shall pay on demand a late charge equal to five percent (5%) of any amount of principal and/or interest charges on the Loans which is not paid within ten (10) days of the date when due.
     Section 4.10.  Concerning Joint and Several Liability of the
Borrowers.
          (a) Each of the Borrowers is accepting joint and several liability hereunder and under the other Loan Documents in consideration of the financial accommodations to be provided by the Lenders under this Agreement, for the mutual benefit, directly and indirectly, of each of the Borrowers and in consideration of the undertakings of each other Borrower to accept joint and several liability for the Obligations.
          (b) Each of the Borrowers, jointly and severally, hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Borrowers, with respect to the payment and performance of all of the Obligations (including, without limitation, any Obligations arising under this Section 4.10), it being the intention of the parties hereto that all the Obligations shall be the joint and several Obligations of each of the Borrowers without preferences or distinction among them.
          (c) If and to the extent that any of the Borrowers shall fail to make any payment with respect to any of the Obligations as and when due or to perform any of the Obligations in accordance with the terms thereof, then in each such event the other Borrowers will make such payment with respect to, or perform, such Obligation.
          (d) The Obligations of each of the Borrowers under the provisions of this Section 4.10 constitute full recourse Obligations of each of the Borrowers enforceable against each such Person to the full extent of its properties and assets, irrespective of the validity, regularity or enforceability of this Agreement or any other circumstance whatsoever.

          (e) Except as otherwise expressly provided in this Agreement, each of the Borrowers hereby waives notice of acceptance of its joint and several liability, notice of any Loans made under this Agreement, notice of any action at any time taken or omitted by the Lenders under or in respect of any of the Obligations, and, generally, to the extent permitted by applicable law, all demands, notices and other formalities of every kind in connection with this Agreement. Each of the Borrowers hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by the Lenders at any time or times in respect of any default by any of the Borrowers in the performance or satisfaction of any term, covenant, condition or provision of this Agreement, any and all other indulgences whatsoever by the Lenders in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any of the Borrowers. Without limiting the generality of the foregoing, each of the Borrowers assents to any other action or delay in acting or failure to act on the part of the Lenders with respect to the failure by any of the Borrowers to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this Section 4.10, afford grounds for terminating, discharging or relieving any of the Borrowers, in whole or in part, from any of its Obligations under this Section 4.10, it being the intention of each of the Borrowers that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrowers under this Section 4.10 shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each of the Borrowers under this Section 4.10 shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, re-construction or similar proceeding with respect to any of the Borrowers or the Lenders. The joint and several liability of the Borrowers hereunder shall continue in full force and effect notwithstanding any absorption, merger, amalgamation or any other change whatsoever in the name, membership, constitution or place of formation of any of the Borrowers or the Lenders.
          (f) The provisions of this Section 4.10 are made for the benefit of the Lenders and their successors and assigns, and may be enforced against any or all of the Borrowers as often as occasion therefor may arise and without requirement on the part of the Lenders first to marshal any of their claims or to exercise any of their rights against any other Borrower or to exhaust any remedies available to them against any other Borrower or to resort to any other source or means of obtaining payment of any of the Obligations hereunder or to elect any other remedy. The provisions of this Section 4.10 shall remain in effect until all of the Obligations shall have been paid in full or otherwise fully satisfied. If at any time, any payment, or any part thereof, made in respect of any of the Obligations, is rescinded or must otherwise be restored or returned by the Lenders upon the insolvency, bankruptcy or reorganization of any of the Borrowers, or otherwise, the provisions of this
     Section 4.10 will forthwith be reinstated in effect, as though such payment had not been made.
     Section 4.11. Interest Limitation. All agreements between the Borrowers and the Guarantors, on the one hand, and the Lenders and the Agent, on the other hand, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the Loans or otherwise, shall the amount paid or agreed to be paid to the Lenders for the use or the forbearance of the Loans exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof; provided, however that in the event there is a change in the law which results in a higher permissible rate of interest, then this Agreement and other Loan Document shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of the Borrowers and the Guarantors and the Lenders and the Agent in the execution, delivery and acceptance of this Agreement and the other Loan Documents to contract in strict compliance with the laws of the State of New York from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the other Loan Documents at the time of performance of such provision shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever any Lender should ever receive as interest any amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance of the Loans and not to the payment of interest. This provision shall control every other provision of all agreements between the Borrowers and the Guarantors and the Lenders and the Agent.
     Section 4.12. Reasonable Efforts to Mitigate. Each Lender agrees that as promptly as practicable after it becomes aware of the occurrence of an event or the existence of a condition that would cause it to be affected under Section 4.4, 4.5 or 4.6, such Lender will give notice thereof to the Borrower Representative, with a copy to the Agent and, to the extent so requested by the Borrower Representative and not inconsistent with regulatory policies applicable to such Lender, such Lender shall use reasonable efforts and take such actions as are reasonably appropriate (including the changing of its lending office or branch) if as a result thereof the additional moneys which would otherwise be required to be paid to such Lender pursuant to such sections would be reduced other than for de minimus amounts, or the illegality or other adverse circumstances which would otherwise require a conversion of such Loans or result in the inability to make such Loans pursuant to such sections would cease to exist, and in each case if, as determined by such Lender in its sole discretion, the taking such actions would not adversely affect such Loans.
     Section 4.13. Replacement of Lenders. If any Lender (an "Affected Lender") (i) makes demand upon the Borrowers for (or if the Borrowers are otherwise required to pay) amounts pursuant to
Section 4.4, 4.5 or 4.6, or (ii) is unable to make or maintain LIBOR Rate Loans as a result of a condition described in Section 4.4, the Borrower Representative may, within 90 days of receipt of such demand, notice (or the occurrence of such other event causing the Borrowers to be required to pay such compensation or causing Section 4.4 to be applicable) as the case may be, by notice (a "Replacement Notice") in writing to the Agent and such Affected Lender (A) request the Affected Lender to cooperate with the Borrowers in obtaining a replacement lender satisfactory to the Agent and the Borrowers (the "Replacement Lender"); (B) request the non-Affected Lenders to acquire and assume all of the Affected Lender's Loans and Commitment as provided herein, but none of such Lenders shall be under an obligation to do so; or
(C) designate a Replacement Lender which is an Eligible Assignee and is reasonably satisfactory to the Agent other than when an Event of Default has occurred and is continuing and absolutely satisfactory to the Agent when an Event of Default has occurred and is continuing. If any satisfactory Replacement Lender shall be obtained, and/or any of the non-Affected Lenders shall agree to acquire and assume all of the Affected Lender's Loans and Commitment, then such Affected Lender shall assign, in accordance with Section 18, all of its Commitment, Loans, Notes and other rights and obligations under this Agreement and all other Loan Documents to such Replacement Lender or non-Affected Lenders, as the case may be, in exchange for payment of the principal amount so assigned and all interest and fees accrued on the amount so assigned, plus all other Obligations then due and payable to the Affected Lender; provided, however, that (x) such assignment shall be in accordance with the provisions of Section 18, shall be without recourse, representation or warranty and shall be on terms and conditions reasonably satisfactory to such Affected Lender and such Replacement Lender and/or non-Affected Lenders, as the case may be, and (y) prior to any such assignment, the Borrowers shall have paid to such Affected Lender all amounts properly demanded and unreimbursed under Sections 4.4, 4.5 and 4.8.
     Section 5. GUARANTIES. Each of the Guarantors will jointly and severally guaranty all of the Obligations pursuant to its Guaranty. The Obligations are full recourse obligations of each Borrower and each Guarantor, and all of the respective assets and properties of each Borrower and each Guarantor shall be available for the payment in full in cash and performance of the Obligations. Other than during the continuance of a Default or an Event of Default, at the request of the Borrower Representative, the Guaranty of any Subsidiary Guarantor shall be released by the Agent if and when all of the Real Estate owned by such Subsidiary Guarantor shall cease to be Unencumbered Properties pursuant to the terms of this Agreement.
     Section 6. REPRESENTATIONS AND WARRANTIES. Each of the Borrowers for itself and for each of the other Borrowers and for each Guarantor insofar as any such statements relate to such Guarantor represents and warrants to the Agent and the Lenders at all times all of the statements contained in this Section 6.
     Section 6.1.  Authority; Etc.
          (a)  Organization; Good Standing.
               (i) SALP is a limited partnership duly organized, validly existing and in good standing under the laws of the State of Delaware; Holdings is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; each of SALP and Holdings has all requisite partnership or corporate, as the case may be, power to own its respective properties and conduct its respective business as now conducted and as presently contemplated; and each of SALP and Holdings is in good standing as a foreign entity and is duly authorized to do business in the jurisdictions where the Real Estate owned by it is located and in each other jurisdiction where such qualification is necessary except where a failure to be so qualified in such other jurisdiction would not have a materially adverse effect on any of their respective businesses, assets or financial conditions.
              (ii) Sovran is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland; each Subsidiary of Sovran is duly organized, validly existing and in good standing as a corporation or partnership or other entity, as the case may be, under the laws of the state of its organization; Sovran and each of its Subsidiaries has all requisite corporate or partnership or other entity, as the case may be, power to own its respective properties and conduct its respective business as now conducted and as presently contemplated; and Sovran and each of its Subsidiaries is in good standing as a foreign entity and is duly authorized to do business in the jurisdictions where such qualification is necessary (including, as to Sovran, in the State of New York) except where a failure to be so qualified in such other jurisdiction would not have a materially adverse effect on the business, assets or financial condition of Sovran or such Subsidiary.
             (iii) As to each subsequent Guarantor, a provision similar, as applicable, to (a) (i) or (ii) above shall be included in each such subsequent Guarantor's Subsidiary Guaranty, and the Borrowers shall be deemed to make for itself and on behalf of each such subsequent Guarantor a representation and warranty as to such provision regarding such subsequent Guarantor.
          (b)  Capitalization.
               (i) The outstanding equity of SALP is comprised of a general partner interest and limited partner interests, all of which have been duly issued and are outstanding and fully paid and non-assessable as set forth in Schedule 6.1(b) hereto. All of the issued and outstanding general partner interests of SALP are owned and held of record by Holdings; all of the limited partner interests of SALP are owned and held of record as set forth in Schedule 6.1(b) hereto. Except as set forth in the Agreement of Limited Partnership of SALP or as disclosed in Schedule 6.1(b) hereto, as of the Closing Date there are no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in SALP. Except as disclosed in Schedule 6.1(b), there are no outstanding commitments, options, warrants, calls or other agreements (whether written or oral) binding on SALP or Sovran which require or could require SALP or Sovran to sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any equity interests of SALP. No general partnership interests of SALP are subject to any restrictions on transfer or any partner agreements, voting agreements, trust deeds, irrevocable proxies, or any other similar agreements or interests (whether written or oral).
              (ii)  As of the Closing Date, the authorized
          capital stock of, or any other equity interests in
          Holdings are as set forth in Schedule 6.1(b), and the issued and outstanding voting and non-voting shares of the common stock of Holdings, and all of the other equity interests in Holdings, all of which have been duly issued and are outstanding and fully paid and non-assessable, are owned and held of record by Sovran. Except as disclosed in Schedule 6.1(b), as of the Closing Date there are no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in Holdings, and there are no outstanding options, warrants, or other similar rights to acquire any shares of any class in the capital of or any other equity interests in Holdings. As of the Closing Date there are no outstanding commitments, options, warrants, calls or other agreements or obligations (whether written or oral) binding on Holdings to issue, sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any shares of any class in the capital of or other equity interests in Holdings. No shares of, or equity interests in Holdings held by Sovran are subject to any restrictions on transfer pursuant to any of Holding's applicable charter, by-laws or any shareholder agreements, voting agreements, voting trusts, trust agreements, trust deeds, irrevocable proxies or any other similar agreements or instruments (whether written or oral).
          (c) Due Authorization. The execution, delivery and performance of this Agreement and the other Loan Documents to which any of the Borrowers or any of the Guarantors is or is to become a party and the transactions contemplated hereby and thereby (i) are within the authority of such Borrower and such Guarantor, (ii) have been duly authorized by all necessary proceedings on the part of such Borrower or such Guarantor and any general partner or other controlling Person thereof, (iii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which such Borrower or such Guarantor is subject or any judgment, order, writ, injunction, license or permit applicable to such Borrower or such Guarantor,
     (iv) do not conflict with any provision of the agreement of limited partnership, any certificate of limited partnership, the charter documents or by-laws of such Borrower or such Guarantor or any general partner or other controlling Person thereof, and (v) do not contravene any provisions of, or constitute a default, Default or Event of Default hereunder or a failure to comply with any term, condition or provision of, any other agreement, instrument, judgment, order, decree, permit, license or undertaking binding upon or applicable to such Borrower or such Guarantor or any of such Borrower's or such Guarantor's properties (except for any such failure to comply under any such other agreement, instrument, judgment, order, decree, permit, license, or undertaking as would not materially and adversely affect the condition (financial or otherwise), properties, business or results of operations of any Borrower, the Operating Subsidiaries or any Guarantor) or result in the creation of any mortgage, pledge, security interest, lien, encumbrance or charge upon any of the properties or assets of any Borrower, the Operating Subsidiaries or any Guarantor.
          (d) Enforceability. Each of the Loan Documents to which any of the Borrowers or any of the Guarantors is a party has been duly executed and delivered and constitutes the legal, valid and binding obligations of each such Borrower and each such Guarantor, as the case may be, subject only to applicable bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and to the fact that the availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.
     Section 6.2. Governmental Approvals. The execution, delivery and performance by each Borrower of this Agreement and by each Borrower and each Guarantor of the other Loan Documents to which such Borrower or such Guarantor is or is to become a party and the transactions contemplated hereby and thereby do not require (i) the approval or consent of any governmental agency or authority other than those already obtained, or (ii) filing with any governmental agency or authority, other than filings which will be made with the SEC when and as required by law.
     Section 6.3.  Title to Properties; Leases.
     The Borrowers, the Guarantors and their respective Subsidiaries each has good title to all of its respective properties, assets and rights of every name and nature purported to be owned by it, including, without limitation, that:
          (a)  As of the Closing Date (with respect to
     Unencumbered Properties designated as such on the Closing
     Date) or the date of designation as an Unencumbered Property (with respect to Unencumbered Properties acquired and/or designated as such after the Closing Date), and in each case to the best of its knowledge thereafter, a Borrower or (if after the Closing Date) a Guarantor holds good and clear record and marketable fee simple title to the Unencumbered Properties, subject to no rights of others, including any mortgages, conditional sales agreements, title retention agreements, liens or encumbrances, except for Permitted Liens.
          (b) Each of the Borrowers and each of the then Guarantors will, as of the Closing Date, own all of the assets as reflected in the financial statements of the Borrowers described in Section 6.4 or acquired since the date of such financial statements (except property and assets sold or otherwise disposed of in the ordinary course of business since that date).
          (c) Each of the direct or indirect interests of the Borrowers or Holdings in any Partially-Owned Entity is set forth on Schedule 6.3 hereto, including the type of entity in which the interest is held, the percentage interest owned by such Borrower or Holdings in such entity, the capacity in which such Borrower or Holdings holds the interest, and such Borrower's or Holdings' ownership interest therein.
     Section 6.4. Financial Statements. The following financial statements have been furnished to each of the Lenders:
          (a) The audited consolidated balance sheet of Sovran and its Subsidiaries (including, without limitation, SALP) as of December 31, 1997 and their related consolidated income statements for the fiscal year ended December 31, 1997 and the unaudited consolidated balance sheet of Sovran and its Subsidiaries as of September 30, 1998 and their related consolidated income statements for the fiscal quarter then ended, certified by the chief financial officer of Sovran. Such balance sheet and income statements have been prepared in accordance with GAAP and fairly present the financial condition of Sovran and its Subsidiaries as of the close of business on the dates thereof and the results of operations for the fiscal periods then ended. There are no contingent liabilities of Sovran as of such dates involving material amounts, known to the officers of the Borrowers, not disclosed in said financial statements and the related notes thereto.
          (b)  The SEC Filings.
     Section 6.5. Fiscal Year. The Borrowers and their respective Subsidiaries each has a fiscal year which is the twelve months ending on December 31 of each calendar year.
     Section 6.6. Franchises, Patents, Copyrights, Etc. Each Borrower, each Guarantor and each of their respective Subsidiaries possesses all franchises, patents, copyrights, trademarks, trade names, licenses and permits, and rights in respect of the foregoing, adequate for the conduct of their respective businesses substantially as now conducted without known conflict with any rights of others, including all Permits.
     Section 6.7. Litigation. Except as stated on Schedule 6.7, there are no actions, suits, proceedings or investigations of any kind pending or threatened against any Borrower, any Guarantor or any of their respective Subsidiaries before any court, tribunal or administrative agency or board that, if adversely determined, might, either individually or in the aggregate, materially adversely affect the properties, assets, financial condition or business of such Borrower, such Guarantor or their respective Subsidiaries or materially impair the right of such Borrower, such Guarantor or their respective Subsidiaries to carry on their respective businesses substantially as now conducted by them, or result in any substantial liability not adequately covered by insurance, or for which adequate reserves are not maintained, as reflected in the applicable financial statements of the Borrowers, or which question the validity of this Agreement or any of the other Loan Documents, or any action taken or to be taken pursuant hereto or thereto.
     Section 6.8. No Materially Adverse Contracts, Etc. None of any Borrower, any Guarantor or any of their respective Subsidiaries is subject to any charter, corporate, partnership or other legal restriction, or any judgment, decree, order, rule or regulation that has or is expected in the future to have a materially adverse effect on their respective businesses, assets or financial conditions. None of any Borrower, any Guarantor or any of their respective Subsidiaries is a party to any contract or agreement that has or is expected, in the judgment of their respective officers, to have any materially adverse effect on the respective businesses of such Borrower, such Guarantor or any of their respective Subsidiaries.
     Section 6.9.  Compliance With Other Instruments, Laws,
Etc. None of any Borrower, any Guarantor or any of their respective Subsidiaries is in violation of any provision of its partnership agreement, charter documents, bylaws or other organizational documents, as the case may be, or any respective agreement or instrument to which it may be subject or by which it or any of its properties may be bound or any decree, order, judgment, statute, license, rule or regulation, in any of the foregoing cases in a manner that could result, individually or in the aggregate, in the imposition of substantial penalties or materially and adversely affect the financial condition, properties or businesses of such Borrower, such Guarantor or any of their respective Subsidiaries.
     Section 6.10.  Tax Status.
          (a) (i) Each of the Borrowers, the Guarantors and their respective Subsidiaries (A) has timely made or filed all federal, state and local income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject, (B) has paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, and (C) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply, and (ii) there are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the respective officers of the Borrowers and the Guarantors and their respective Subsidiaries know of no basis for any such claim.
          (b) To the best of the Borrowers' knowledge, each Partially-Owned Entity (i) has timely made or filed all federal, state and local income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject, (ii) has paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, and (iii) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. To the best of the Borrowers' knowledge, except as otherwise disclosed in writing to the Agent, there are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction from any Partially-Owned Entity, and the officers of the Borrowers know of no basis for any such claim.
     Section 6.11. No Event of Default; No Materially Adverse Changes. No default, Default or Event of Default has occurred and is continuing. Since September 30, 1998, there has occurred no materially adverse change in the financial condition or business of Sovran and its Subsidiaries or SALP and its Subsidiaries as shown on or reflected in the consolidated balance sheet of Sovran and its Subsidiaries as at September 30, 1998, or the consolidated statement of income for the fiscal quarter then ended, other than changes in the ordinary course of business that have not had any materially adverse effect either individually or in the aggregate on the business or financial condition or properties of Sovran, SALP or any of their respective Subsidiaries.
     Section 6.12. Investment Company Acts. None of any Borrower, any Guarantor or any of their respective Subsidiaries is an "investment company", or an "affiliated company" or a "principal underwriter" of an "investment company", as such terms are defined in the Investment Company Act of 1940.
     Section 6.13. Absence of UCC Financing Statements,
Etc. Except for Permitted Liens, as of the Closing Date there will be no financing statement, security agreement, chattel mortgage, real estate mortgage, equipment lease, financing lease, option, encumbrance or other document filed or recorded with any filing records, registry, or other public office, that purports to cover, affect or give notice of any present or possible future lien or encumbrance on, or security interest in, any Unencumbered Property. Neither any Borrower nor any Guarantor has pledged or granted any lien on or security interest in or otherwise encumbered or transferred any of their respective interests in any Subsidiary (including in the case of Sovran, its interests in SALP, and in the case of any Borrower, its interests in the Operating Subsidiaries) or in any Partially-Owned Entity.
     Section 6.14. Absence of Liens. A Borrower or a Guarantor is the owner of the Unencumbered Properties free from any lien, security interest, encumbrance and any other claim or demand, except for Permitted Liens.
     Section 6.15. Certain Transactions.  Except as set forth on
Schedule 6.15, none of the officers, partners, directors, or employees of any Borrower or any Guarantor or any of their respective Subsidiaries is presently a party to any transaction with any Borrower, any Guarantor or any of their respective Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, partner, director or such employee or, to the knowledge of the Borrowers, any corporation, partnership, trust or other entity in which any officer, partner, director, or any such employee or natural Person related to such officer, partner, director or employee or other Person in which such officer, partner, director or employee has a direct or indirect beneficial interest has a substantial interest or is an officer, director, trustee or partner.
     Section 6.16. Employee Benefit Plans.
          Section 6.16.1. In General. Each Employee Benefit Plan and each Guaranteed Pension Plan has been maintained and operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions and the bonding of fiduciaries and other persons handling plan funds as required by Section 412 of ERISA. The Borrowers have heretofore delivered to the Agent the most recently completed annual report, Form 5500, with all required attachments, and actuarial statement required to be submitted under Section 103(d) of ERISA, with respect to each Guaranteed Pension Plan.
          Section 6.16.2. Terminability of Welfare Plans. No Employee Benefit Plan, which is an employee welfare benefit plan within the meaning of Section 3(1) or Section 3(2)(B) of ERISA, provides benefit coverage subsequent to termination of employment, except as required by Title I,
     Part 6 of ERISA or the applicable state insurance laws. The Borrowers may terminate each such Plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) in the discretion of the Borrowers without liability to any Person other than for claims arising prior to termination.
          Section 6.16.3. Guaranteed Pension Plans. Each contribution required to be made to a Guaranteed Pension Plan, whether required to be made to avoid the incurrence of an accumulated funding deficiency, the notice or lien provisions of Section 302(f) of ERISA, or otherwise, has been timely made. No waiver of an accumulated funding deficiency or extension of amortization periods has been received with respect to any Guaranteed Pension Plan, and neither any Borrower or any Guarantor nor any ERISA Affiliate is obligated to or has posted security in connection with an amendment to a Guaranteed Pension Plan pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code. No liability to the PBGC (other than required insurance premiums, all of which have been paid) has been incurred by any Borrower or any Guarantor or any ERISA Affiliate with respect to any Guaranteed Pension Plan and there has not been any ERISA Reportable Event (other than an ERISA Reportable Event as to which the requirement of 30 days notice has been waived), or any other event or condition which presents a material risk of termination of any Guaranteed Pension Plan by the PBGC. Based on the latest valuation of each Guaranteed Pension Plan (which in each case occurred within twelve months of the date of this representation), and on the actuarial methods and assumptions employed for that valuation, the aggregate benefit liabilities of all such Guaranteed Pension Plans within the meaning of Section 4001 of ERISA did not exceed the aggregate value of the assets of all such Guaranteed Pension Plans, disregarding for this purpose the benefit liabilities and assets of any Guaranteed Pension Plan with assets in excess of benefit liabilities, by more than $500,000.
          Section 6.16.4. Multiemployer Plans. Neither any Borrower or any Guarantor nor any ERISA Affiliate has incurred any material liability (including secondary liability) to any Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan under Section 4201 of ERISA or as a result of a sale of assets described in Section 4204 of ERISA. Neither any Borrower nor any ERISA Affiliate has been notified that any Multiemployer Plan is in reorganization or insolvent under and within the meaning of Section 4241 or Section 4245 of ERISA or is at risk of entering reorganization or becoming insolvent, or that any Multiemployer Plan intends to terminate or has been terminated under Section 4041A of ERISA.

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

          (d) None of any Borrower, any Guarantor or any of the Real Estate is subject to any applicable Environmental Law requiring the performance of Hazardous Substances site assessments, or the removal or remediation of Hazardous Substances, or the giving of notice to any governmental agency or the recording or delivery to other Persons of an environmental disclosure document or statement, by virtue of the transactions set forth herein and contemplated hereby, or as a condition to the effectiveness of any other transactions contemplated hereby.
     Section 6.19. Subsidiaries. Schedule 6.19 sets forth all of the respective Subsidiaries of Sovran or SALP, and Schedule 6.19 will be updated to reflect any subsequent Guarantor and its Subsidiaries, if any.
     Section 6.20. Loan Documents. All of the representations and warranties of the Borrowers and the Guarantors made in this Agreement and in the other Loan Documents or any document or instrument delivered to the Agent or the Lenders pursuant to or in connection with any of such Loan Documents are true and correct in all material respects and do not include any untrue statement of a material fact or omit to state a material fact required to be stated or necessary to make such representations and warranties not materially misleading.
Section 6.21.REIT Status. Sovran has not taken any action that would prevent it from maintaining its qualification as a REIT for its tax year ended December 31, 1997 or from maintaining such qualification at all times during the term of the Loans. Sovran is not a "pension held REIT" within the meaning of Section 856(h)(3)(D) of the Code.
     Section 6.22. Subsequent Guarantors. The foregoing representations and warranties in Section 6.3 through Section 6.20, as the same are true, correct and applicable to Guarantors existing on the Closing Date, shall be true, correct and applicable to each subsequent Guarantor.
Section 6.23.Trading Status. No security of Sovran traded on the New York Stock Exchange has been suspended from trading.
     Section 6.24. Title Policies. To the best of the Borrowers' knowledge, except as set forth on Schedule 6.24 hereto, each of the Title Policies delivered to the Agent pursuant to Section 10.5 with respect to an Unencumbered Property remains true and correct in all material respects as of the Closing Date.
     Section 6.25. Year 2000 Compliance. The Borrower and the Guarantors have taken and are taking all necessary and appropriate steps (a) to ascertain the extent of and successfully address business and financial risks facing the Borrowers and the Guarantors as a result of the Year 2000 Risk (that is the risk that computer applications used by Borrowers and the Guarantors and/or by their suppliers, vendors and customers may be unable to recognize and perform without error date-sensitive functions involving certain dates prior to and any date after December 31,
1999) and (b) to ensure that the Borrowers' and the Guarantors' material computer applications and those of their key vendors and suppliers will, on a timely basis, adequately address the Year 2000 Risk in all material respects. Based upon such review, the

Borrowers reasonably believe that the Year 2000 Risk will not have any materially adverse effect on the business or financial condition of the Borrowers, the Guarantors or their Subsidiaries.
     Section 7. AFFIRMATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS. Each of the Borrowers for itself and on behalf of each of the Guarantors (if and to the extent expressly included in Subsections contained in this Section) covenants and agrees that, so long as any portion of the Term Loan remains outstanding:
     Section 7.1. Punctual Payment. The Borrowers will duly and punctually pay or cause to be paid the principal and interest on the Loans and all interest, fees, charges and other amounts provided for in this Agreement and the other Loan Documents, all in accordance with the terms of this Agreement and the Notes, and the other Loan Documents.
     Section 7.2. Maintenance of Office. Each of the Borrowers and the Guarantors will maintain its chief executive office in Williamsville, New York, or at such other place in the contiguous United States of America as each of them shall designate upon written notice to the Agent to be delivered within five (5) days of such change, where notices, presentations and demands to or upon the Borrowers and the Guarantors, as the case may be, in respect of the Loan Documents may be given or made.
     Section 7.3.  Records and Accounts.
Each of the Borrowers and the Guarantors will (a) keep, and cause each of its Subsidiaries to keep, true and accurate records and books of account in which full, true and correct entries will be made in accordance with GAAP, (b) maintain adequate accounts and reserves for all taxes (including income taxes), contingencies, depreciation and amortization of its properties and the properties of its Subsidiaries and (c) at all times engage Ernst & Young LLP or other Accountants as the independent certified public accountants of Sovran, SALP and their respective Subsidiaries and will not permit more than thirty (30) days to elapse between the cessation of such firm's (or any successor firm's) engagement as the independent certified public accountants of Sovran, SALP and their respective Subsidiaries and the appointment in such capacity of a successor firm as Accountants.
     Section 7.4. Financial Statements, Certificates and Information. The Borrowers will deliver to the Agent:
          (a) as soon as practicable, but in any event not later than ninety (90) days after the end of each of its fiscal years:
               (i) in the case of SALP, if prepared, the audited consolidated balance sheet of SALP and its subsidiaries at the end of such year, and the related audited consolidated statements of income, funds available for distribution and cash flows for the year then ended, in each case (except for cash flow statements) with supplemental consolidating schedules provided by SALP; and
              (ii)  in the case of Sovran, the audited
          consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of

          Real Estate pursuant to Section 7.6 or Section 7.7 hereof) balance sheet of Sovran and its subsidiaries (including, without limitation, SALP and its subsidiaries) at the end of such year, and the related audited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section
          7.6 or Section 7.7 hereof) statements of income, funds available for distribution, and cash flows for the year then ended;
     each setting forth in comparative form the figures for the previous fiscal year and all such statements to be in reasonable detail, prepared in accordance with GAAP, and, in each case, accompanied by an auditor's report prepared without qualification by the Accountants, together with a written statement from such Accountants to the effect that they have read a copy of this Agreement, and that, in making the examination necessary to said certification, they have obtained no knowledge of any default, Default, Event of Default or of any facts or circumstances that would cause Sovran not to continue to qualify as a REIT for federal income tax purposes, or, if such accountants shall have obtained knowledge of any then existing default, Default, Event of Default or such facts or circumstances, they shall make disclosure thereof in such statement;
          (b) as soon as practicable, but in any event not later than forty-five (45) days after the end of each of its fiscal quarters:
               (i) in the case of SALP, if prepared, copies of the unaudited consolidated balance sheet of SALP and its subsidiaries as at the end of such quarter, and the related unaudited consolidated statements of income, funds available for distribution and cash flows for the portion of SALP's fiscal year then elapsed, with supplemental consolidating schedules (except with respect to cash flow statements) provided by SALP; and
              (ii)  in the case of Sovran, copies of the
          unaudited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section
          7.6 or Section 7.7 hereof) balance sheet of Sovran and its subsidiaries (including, without limitation, SALP and its subsidiaries) as at the end of such quarter, and the related unaudited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 7.6 or Section 7.7 hereof) statements of income, funds available for distribution and cash flows for the portion of Sovran's fiscal year then elapsed;
     all in reasonable detail and prepared in accordance with GAAP, together with a certification by the principal financial officer of SALP or Sovran, as applicable, that the information contained in such financial statements fairly presents the financial position of SALP or Sovran (as the case may be) and its subsidiaries on the date thereof (subject to year-end adjustments);
          (c) simultaneously with the delivery of the financial statements referred to in subsections (a) and (b) above, a statement in the form of Exhibit D hereto signed by the chief financial officer of SALP or Sovran, as applicable, and (if applicable) reconciliations to reflect changes in GAAP since September 30, 1998; and, in the case of Sovran, setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof;
          (d) promptly as they become available, a copy of each report (including any so-called management letters) submitted to any Borrower or any Guarantor or any of their respective subsidiaries by the Accountants in connection with each annual audit of the books of any Borrower or any Guarantor or such subsidiary by such Accountants or in connection with any interim audit thereof pertaining to any phase of the business of any Borrower or any Guarantor or any such subsidiary;
          (e) contemporaneously with the filing or mailing thereof, copies of all material of a financial nature sent to the holders of any Indebtedness of any Borrower or any Guarantor (other than the Loans) for borrowed money, to the extent that the information or disclosure contained in such material refers to or could reasonably be expected to have a material adverse effect on the business, assets, financial condition or prospects, or operations of any Borrower or any Guarantor;
          (f) contemporaneously with the filing or mailing thereof, copies of all material of a financial nature filed with the SEC or sent to the stockholders of Sovran;
          (g) as soon as practicable, but in any event not later than ninety (90) days after the end of each fiscal year of Sovran, copies of the Form 10-K statement filed by Sovran with the SEC for such fiscal year, and as soon as practicable, but in any event not later than forty-five (45) days after the end of each fiscal quarter of Sovran, copies of the Form 10-Q statement filed by Sovran with the SEC for such fiscal quarter; and
          (h) from time to time such other financial data and information about the Borrowers, the Guarantors, their respective Subsidiaries, the Real Estate and the Partially-Owned Entities which is prepared by such Person in the normal course of its business or is required for securities and tax law compliance as the Agent or any Lender may reasonably request, including without limitation occupancy information, existing environmental reports, and insurance certificates with respect to the Real Estate (including the Unencumbered Properties) and tax returns.
     Section 7.5.  Notices.
          (a) Defaults. Each Borrower will, and will cause each Guarantor, as applicable, to, promptly notify the Agent in writing of the occurrence of any default, Default or Event of Default. If any Person shall give any notice or take any other action in respect of (x) a claimed default (whether or not constituting a Default or an Event of Default) under this Agreement or (y) a claimed default by any Borrower, any Guarantor or any of their respective Subsidiaries, as applicable, under any note, evidence of Indebtedness, indenture or other obligation to which or with respect to which any of them is a party or obligor, whether as principal, guarantor or surety, and such default would permit the holder of such note or obligation or other evidence of Indebtedness to accelerate the maturity thereof or otherwise cause the entire Indebtedness to become due, such Borrower or such Guarantor, as the case may be, shall forthwith give written notice thereof to the Agent, describing the notice or action and the nature of the claimed failure to comply.
          (b) Environmental Events. Each Borrower will, and will cause each Guarantor to, promptly give notice in writing to the Agent (i) upon such Borrower's or such Guarantor's obtaining knowledge of any material violation of any Environmental Law regarding any Real Estate or such Borrower's or such Guarantor's operations or the operations of any of their Subsidiaries, (ii) upon such Borrower's or such Guarantor's obtaining knowledge of any known Release of any Hazardous Substance at, from, or into any Real Estate which it reports in writing or is reportable by it in writing to any governmental authority and which is material in amount or nature or which could materially affect the value of such Real Estate, (iii) upon such Borrower's or such Guarantor's receipt of any notice of material violation of any Environmental Laws or of any material Release of Hazardous Substances in violation of any Environmental Laws or any matter that may be a Disqualifying Environmental Event, including a notice or claim of liability or potential responsibility from any third party (including without limitation any federal, state or local governmental officials) and including notice of any formal inquiry, proceeding, demand, investigation or other action with regard to (A) such Borrower's or such Guarantor's or any other Person's operation of any Real Estate, (B) contamination on, from or into any Real Estate, or (C) investigation or remediation of off-site locations at which such Borrower or such Guarantor or any of its predecessors are alleged to have directly or indirectly disposed of Hazardous Substances, or (iv) upon such Borrower's or such Guarantor's obtaining knowledge that any expense or loss has been incurred by such governmental authority in connection with the assessment, containment, removal or remediation of any Hazardous Substances with respect to which such Borrower or such Guarantor or any Partially-Owned Entity may be liable or for which a lien may be imposed on any Real Estate; any of which events described in clauses (i) through
     (iv) above would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property.

          (c) Notification of Claims against Unencumbered Properties. Each Borrower will, and will cause each Guarantor to, promptly upon becoming aware thereof, notify the Agent in writing of any setoff, claims, withholdings or other defenses to which any of the Unencumbered Properties are subject, which (i) would have a material adverse effect on (x) the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or (y) the value of such Unencumbered Property, or (ii) with respect to such Unencumbered Property, constitute a Disqualifying Environmental Event, a Disqualifying Legal Event, a Disqualifying Building Event or a Lien which is not a Permitted Lien.
          (d) Notice of Litigation and Judgments. Each Borrower will, and will cause each Guarantor to, and the Borrowers will cause each of their respective Subsidiaries to, give notice to the Agent in writing within ten (10) days of becoming aware of any litigation or proceedings threatened in writing or any pending litigation and proceedings an adverse determination in which could materially affect any Borrower, any Guarantor or any of their respective Subsidiaries or any Unencumbered Property or to which any Borrower, any Guarantor or any of their respective Subsidiaries is or is to become a party involving an uninsured claim against any Borrower, any Guarantor or any of their respective Subsidiaries that could reasonably be expected to have a materially adverse effect on such Borrower or such Guarantor or their respective properties, business, assets, financial condition or prospects or on the value or operation of the Unencumbered Properties and stating the nature and status of such litigation or proceedings. Each Borrower will, and will cause each of the Guarantors and the Subsidiaries to, give notice to the Agent, in writing, in form and detail reasonably satisfactory to the Agent, within ten (10) days of any judgment not covered by insurance, final or otherwise, against any Borrower, any Guarantor or any of their Subsidiaries in an amount in excess of $100,000.
          (e) Acquisition of Real Estate. The Borrower Representative shall notify the Agent in writing within seven (7) days of the acquisition of any Real Estate by any Borrower, any Guarantor, any of their respective Subsidiaries or any Partially-Owned Entity (whether or not such acquisition was made with proceeds of the Term Loan), which notice shall include, with respect to such Real Estate, its owner (if other than SALP), its address, a brief description, a summary of occupancy levels, a pro forma and historic (if available) income statement and a summary of the key business terms of such acquisition (including sources and uses of funds for such acquisition), a summary of the principal terms of any financing for such Real Estate, and a statement as to whether such Real Estate qualifies as an Unencumbered Property.
     Section 7.6. Existence of SALP, Holdings and Subsidiary Guarantors; Maintenance of Properties. SALP for itself and for

Holdings and each Subsidiary Guarantor (insofar as any such statements relate to Holdings or such Subsidiary Guarantor) will do or cause to be done all things necessary to, and shall, preserve and keep in full force and effect its existence as a limited partnership, corporation or another legally constituted entity, and will do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries, and will not, and will not cause or permit any of its Subsidiaries to, convert to a limited liability company or a limited liability partnership. SALP shall be the owner of substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to own any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. SALP (a) will cause all necessary repairs, renewals, replacements, betterments and improvements to be made to all Real Estate owned or controlled by it or by any of its Subsidiaries or any Subsidiary Guarantor, all as in the judgment of SALP or such Subsidiary or such Subsidiary Guarantor may be necessary so that the business carried on in connection therewith may be properly conducted at all times, subject to the terms of the applicable Leases and partnership agreements or other entity charter documents, (b) will cause all of its other properties and those of its Subsidiaries and the Subsidiary Guarantors used or useful in the conduct of its business or the business of its Subsidiaries or such Subsidiary Guarantor to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, and (c) will, and will cause each of its Subsidiaries and each Subsidiary Guarantor to, continue to engage exclusively in the business of owning and operating self storage facilities, which self storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided, that nothing in this Agreement shall prevent the Borrowers from entering into Tower Leases or occasional non-material Leases of retail or office space incidental to the Borrowers' owning and operating self storage facilities; and provided further that nothing in this Section 7.6 shall prevent any Borrower from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of SALP, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of the Borrowers and their respective Subsidiaries on a consolidated basis. Holdings shall at all times be a wholly-owned Subsidiary of Sovran and the sole general partner of SALP.
     Section 7.7. Existence of Sovran; Maintenance of REIT Status of Sovran; Maintenance of Properties. Sovran will do or cause to be done all things necessary to preserve and keep in full force and effect its existence as a Maryland corporation. Sovran will at all times maintain its status as a REIT and not to take any action which could lead to its disqualification as a

REIT. Sovran shall at all times maintain its listing on the New York Stock Exchange. Sovran will continue to operate as a fully-integrated, self-administered and self-managed real estate investment trust which, together with its Subsidiaries (including, without limitation SALP) owns and operates an improved property portfolio comprised exclusively of self-storage facilities. Sovran will not engage in any business other than the business of acting as a REIT and serving as a limited partner of SALP and as a member, partner or stockholder of other Persons as permitted by this Agreement. Sovran shall conduct all or substantially all of its business operations through SALP, and shall not own real estate assets outside of its interests in SALP. Sovran shall cause SALP to own substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to become the owner of any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. Sovran shall do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries. Sovran shall (a) cause all of its properties and those of its Subsidiaries used or useful in the conduct of its business or the business of its Subsidiaries to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, (b) cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of Sovran may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times, and (c) cause SALP and each of its Subsidiaries to continue to engage exclusively in the business of owning and operating self storage facilities, which self-storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Section 7.7 shall prevent Sovran from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of Sovran, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of Sovran and its Subsidiaries on a consolidated basis.
     Section 7.8. Insurance. Each Borrower will, and will cause each Guarantor to, maintain with respect to its properties, and will cause each of its Subsidiaries to maintain with financially sound and reputable insurers, insurance with respect to such properties and its business against such casualties and contingencies as shall be in accordance with the general practices of businesses having similar operations and real estate portfolios in similar geographic areas and in amounts, containing such terms, in such forms and for such periods as may be reasonable and prudent.
     Section 7.9. Taxes. Each Borrower will, and will cause each Guarantor to, pay or cause to be paid real estate taxes, other taxes, assessments and other governmental charges against the Real Estate before the same become delinquent and will duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue, all taxes, assessments and other governmental charges imposed upon its sales and activities, or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies that if unpaid might by law become a lien or charge upon any of the Real Estate; provided that any such tax, assessment, charge, levy or claim need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if such Borrower or such Guarantor shall have set aside on its books adequate reserves with respect thereto; and provided further that such Borrower or such Guarantor will pay all such taxes, assessments, charges, levies or claims forthwith upon the commencement of proceedings to foreclose any lien that may have attached as security therefor. If requested by the Agent, the Borrowers will provide evidence of the payment of real estate taxes, other taxes, assessments and other governmental charges against the Real Estate in the form of receipted tax bills or other form reasonably acceptable to the Agent.
     Section 7.10. Inspection of Properties and Books. Each Borrower will, and will cause each Guarantor to, permit the Lenders, through the Agent or any of the Lenders' other designated representatives, to visit and inspect any of the properties of any Borrower, any Guarantor or any of their respective Subsidiaries, to examine the books of account of the Borrowers, the Guarantors and their respective Subsidiaries (and to make copies thereof and extracts therefrom) and to discuss the affairs, finances and accounts of the Borrowers, the Guarantors and their respective Subsidiaries with, and to be advised as to the same by, its officers, all at such reasonable times and intervals as the Agent may reasonably request; provided that the Borrowers shall only be responsible for the costs and expenses incurred by the Agent in connection with such inspections after the occurrence and during the continuance of an Event of Default. The Agent and each Lender agrees to keep any non-public information delivered or made available by the Borrowers to it confidential from anyone other than persons employed or retained by the Agent or such Lender (including, without limitation, employees, officers, attorneys and other advisors) who, in the reasonable determination of the Agent or such Lender, reasonably need to know such information and who are or are expected to become engaged in evaluating, approving, structuring or administering the Loans or rendering legal advice in connection with the Loans; provided such employees, officers, attorneys and other advisors agree to keep such information confidential in accordance with this Section 7.10; and provided further that nothing herein shall prevent the Agent or any Lender or persons employed or retained by the Agent or such Lender from disclosing such information (i) to any other Lender, (ii) to any other person if reasonably incidental to the administration of the Loans, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority, (v) which has been publicly disclosed other than as a result of a disclosure by the Agent or any Lender which is not permitted by this Agreement, (vi) in connection with any litigation to which the Agent, any Lender, or their respective Affiliates may be a party, (vii) to the extent reasonably required in connection with the exercise of any remedy hereunder,
(viii) to the Agent's or such Lender's Affiliates, legal counsel and independent auditors, (ix) to any actual or proposed participant or Eligible Assignee of all or part of its rights hereunder, and (x) as otherwise required by law.
     Section 7.11. Compliance with Laws, Contracts, Licenses, and Permits. Each Borrower will, and will cause each Guarantor to, comply with, and will cause each of their respective Subsidiaries to comply with (a) all applicable laws and regulations now or hereafter in effect wherever its business is conducted, including, without limitation, all Environmental Laws and all applicable federal and state securities laws, (b) the provisions of its partnership agreement and certificate or corporate charter and other charter documents and by-laws, as applicable, (c) all material agreements and instruments to which it is a party or by which it or any of its properties may be bound (including the Real Estate and the Leases) and (d) all applicable decrees, orders, and judgments. If at any time while any portion of the Term Loan remains outstanding, any Permit shall become necessary or required in order that any Borrower may fulfill any of its obligations hereunder, the Borrowers and the Guarantors will immediately take or cause to be taken all reasonable steps within the power of the Borrowers or the Guarantors, as applicable, to obtain such Permit and furnish the Agent with evidence thereof.
     Section 7.12. Use of Proceeds. Subject at all times to the other provisions of this Agreement, the Borrowers will use the proceeds of the Loans solely to finance (a) the acquisition, renovation and construction of self storage facilities, (b) the repayment of Indebtedness, and (c) general working capital needs.
     Section 7.13. Acquisition of Unencumbered Properties. In addition to the requirements of Section 7.5(e), the Borrowers shall, within seven (7) Business Days of the acquisition of an Unencumbered Property or the qualification of any Real Estate as an Unencumbered Property, deliver to the Agent a copy of the Title Policy and the final environmental site assessment for such Unencumbered Property. Such Title Policies and environmental site assessments, as well as insurance certificates, shall not be forwarded to the Lenders by the Agent, but shall be available for inspection by the Lenders at the Agent's Head Office.
     Section 7.14.  Additional Guarantors; Solvency of
Guarantors.
          (a) If, after the Closing Date, a Subsidiary of any Borrower acquires any Real Estate in accordance with Section
     7.6 and Section 7.7 that otherwise qualifies as an Unencumbered Property but is owned by a Person other than a then Borrower or Guarantor, the Borrowers shall cause such Person (which Person must be or become a wholly-owned Subsidiary of SALP or Sovran) to execute and deliver a Guaranty to the Agent and the Lenders in substantially the form of Exhibit B hereto prior to such Real Estate's becoming an Unencumbered Property hereunder. Such Guaranty shall evidence consideration and equivalent value. The Borrowers will not permit any Guarantor that owns any Unencumbered Properties to have any Subsidiaries.
          (b) The Borrowers shall cause each of the Subsidiary Guarantors to remain solvent and shall provide each of the Subsidiary Guarantors with such funds and assets as such Subsidiary Guarantor shall require in the operation of its business, all in consideration of such Guarantor's execution and delivery of its Guaranty.
     Section 7.15. Further Assurances. Each Borrower will, and will cause each Guarantor to, cooperate with, and to cause each of its Subsidiaries to cooperate with, the Agent and the Lenders and execute such further instruments and documents as the Lenders or the Agent shall reasonably request to carry out to their satisfaction the transactions contemplated by this Agreement and the other Loan Documents.
     Section 7.16. Form of Lease. The Borrowers shall cause every lease for self storage space at an Unencumbered Property to be substantially in the form of Schedule 7.16 with such changes as required by applicable law or competitive market conditions generally applicable to self storage facilities in the market of such Unencumbered Property, provided, however, Leases of storage space to tower development firms or communications carriers (who are also entering into or have entered into Tower Leases or are subtenants under Tower Leases), with such space to be used to store equipment for use in connection with a tower or monopole located or to be located on the site, may be on such terms as may be reasonably negotiated by the Borrowers and containing the relocation clauses as and when required in Tower Leases in accordance with the terms of this Agreement.
     Section 7.17. Environmental Indemnification. The Borrowers jointly and severally covenant and agree that they will indemnify and hold the Agent and each Lender, and each of their respective Affiliates, harmless from and against any and all claims, expense, damage, loss or liability incurred by the Agent or any Lender (including all reasonable costs of legal representation incurred by the Agent or any Lender, but excluding, as applicable, for the Agent or a Lender any claim, expense, damage, loss or liability as a result of the gross negligence or willful misconduct of the Agent or such Lender or any of their respective Affiliates) relating to (a) any Release or threatened Release of Hazardous Substances on any Real Estate; (b) any violation of any Environmental Laws with respect to conditions at any Real Estate or the operations conducted thereon; (c) the investigation or remediation of off-site locations at which any Borrower, any Guarantor or any of their respective Subsidiaries or their predecessors are alleged to have directly or indirectly disposed of Hazardous Substances; or (d) any action, suit, proceeding or investigation brought or threatened with respect to any Hazardous Substances relating to Real Estate (including, but not limited to, claims with respect to wrongful death, personal injury or damage to property). It is expressly acknowledged by each Borrower that this covenant of indemnification shall survive the payment of the Loans and shall inure to the benefit of the Agent and the Lenders and their respective Affiliates, their respective successors, and their respective assigns under the Loan Documents permitted under this Agreement.
     Section 7.18. Response Actions. Each Borrower covenants and agrees that if any Release or disposal of Hazardous Substances shall occur or shall have occurred on any Real Estate owned by it or any of its Subsidiaries, such Borrower will cause the prompt containment and removal of such Hazardous Substances and remediation of such Real Estate as necessary to comply with all Environmental Laws or to preserve the value of such Real Estate.
     Section 7.19. Environmental Assessments. If the Required Lenders have reasonable grounds to believe that a Disqualifying Environmental Event has occurred with respect to any Unencumbered Property, after reasonable notice by the Agent, whether or not a Default or an Event of Default shall have occurred, the Required Lenders may determine that the affected Real Estate no longer qualifies as an Unencumbered Property; provided that prior to making such determination, the Agent shall give the Borrower Representative reasonable notice and the opportunity to obtain one or more environmental assessments or audits of such Unencumbered Property prepared by a hydrogeologist, an independent engineer or other qualified consultant or expert approved by the Agent, which approval will not be unreasonably withheld, to evaluate or confirm (i) whether any Release of Hazardous Substances has occurred in the soil or water at such Unencumbered Property and (ii) whether the use and operation of such Unencumbered Property materially complies with all Environmental Laws (including not being subject to a matter that is a Disqualifying Environmental Event). Such assessment will then be used by the Agent to determine whether a Disqualifying Environmental Event has in fact occurred with respect to such Unencumbered Property. All such environmental assessments shall be at the sole cost and expense of the Borrowers.
     Section 7.20.  Employee Benefit Plans.
          (a) In General. Each Employee Benefit Plan maintained by any Borrower, any Guarantor or any of their respective ERISA Affiliates will be operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions.
          (b) Terminability of Welfare Plans. With respect to each Employee Benefit Plan maintained by any Borrower, any Guarantor or any of their respective ERISA Affiliates which is an employee welfare benefit plan within the meaning of
     Section 3(1) or Section 3(2)(B) of ERISA, such Borrower, such Guarantor, or any of their respective ERISA Affiliates, as the case may be, has the right to terminate each such plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) without liability other than liability to pay claims incurred prior to the date of termination.

          (c) Unfunded or Underfunded Liabilities. The Borrowers will not, and will not permit any Guarantor to, at any time, have accruing or accrued unfunded or underfunded liabilities with respect to any Employee Benefit Plan, Guaranteed Pension Plan or Multiemployer Plan, or permit any condition to exist under any Multiemployer Plan that would create a withdrawal liability.
     Section 7.21. No Amendments to Certain Documents. The Borrowers will not, and will not permit any Guarantor to, at any time cause or permit its certificate of limited partnership, agreement of limited partnership, articles of incorporation, by-laws or other charter documents, as the case may be, to be modified, amended or supplemented in any respect whatever, without (in each case) the express prior written consent or approval of the Required Lenders, if such changes would affect Sovran's REIT status or otherwise materially adversely affect the rights of the Agent and the Lenders hereunder or under any other Loan Document.
     Section 7.22.  Intentionally Omitted.
     Section 7.23. Management. Except by reason of death or incapacity, at least two (2) of the Key Management Individuals (as hereinafter defined) shall remain active in the executive and/or operational management, in their current positions and with their current responsibilities (or more senior positions with requisite greater responsibilities), of Sovran; provided, however, if at least two (2) of the Key Management Individuals are not so active in such positions and with such responsibilities (except by reason of death or incapacity as aforesaid), then within ninety (90) days of the occurrence of such event, Sovran shall propose and appoint such individual(s) of comparable experience, reputation and otherwise reasonably acceptable to the Required Lenders to such position(s) such that, after such appointment, such acceptable replacement individuals, together with the Key Management Individuals remaining so active with Sovran in such positions and with such responsibilities, total at least two (2). For purposes hereof, "Key Management Individuals" shall mean and include Robert J. Attea, Kenneth F. Myszka and David L. Rogers.
     Section 8. CERTAIN NEGATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS. Each Borrower for itself and on behalf of the Guarantors covenants and agrees that, so long as any portion of the Term Loan remains outstanding:
     Section 8.1.  Restrictions on Indebtedness.
     The Borrowers and the Guarantors may, and may permit their respective Subsidiaries to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, any Indebtedness other than the specific Indebtedness which is prohibited under this Section 8.1 and with respect to which each of the Borrowers and the Guarantors will not, and will not permit any Subsidiary to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, singularly or in the aggregate as follows:
          (a)  Intentionally Omitted;

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

            (viii) Liens affecting the Unencumbered Properties in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal, so long as execution is not levied thereunder or in respect of which, at the time, a good faith appeal or proceeding for review is being prosecuted, and in respect of which a stay of execution shall have been obtained pending such appeal or review; provided that the Borrowers shall have obtained a bond or insurance with respect thereto to the Agent's reasonable satisfaction, and, provided further, such Lien does not constitute a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event;
              (ix) Liens securing Indebtedness for the purchase price of capital assets (other than Real Estate but including Indebtedness in respect of Capitalized Leases for equipment and other equipment leases) to the extent not otherwise prohibited by Section 8.1; and
               (x)  other Liens (other than affecting the
          Unencumbered Properties) in connection with any Indebtedness permitted under Section 8.1 which do not otherwise result in a Default or Event of Default under this Agreement.
     Notwithstanding the foregoing provisions of this Section 8.2, the failure of any Unencumbered Property to comply with the covenants set forth in this Section 8.2 shall result in such Unencumbered Property's disqualification as Unencumbered Property under this Agreement, but such disqualification shall not by itself constitute a Default or Event of Default, unless such disqualification causes a Default or an Event of Default under another provision of this Agreement; and provided further that for so long as the Revolving Credit Agreement remains in effect and continues to include restrictions on liens equivalent to this
Section 8.2, this Section 8.2 shall have no force or effect, but upon the termination of the Revolving Credit Agreement, without further act or deed on the part of the Agent, the Banks, any Borrower or any Guarantor, this Section 8.2 shall be in full force and effect.
     Section 8.3. Restrictions on Investments. None of any Borrower, any Guarantor, or any Subsidiary will make or permit to exist or to remain outstanding any Investment except Investments in:
          (a) marketable direct or guaranteed obligations of the United States of America that mature within one (1) year from the date of purchase;
          (b) demand deposits, certificates of deposit, bankers acceptances and time deposits of United States banks having total assets in excess of $1,000,000,000;
          (c) securities commonly known as "commercial paper" issued by a corporation organized and existing under the laws of the United States of America or any state thereof that at the time of purchase have been rated and the ratings for which are not less than "P 1" if rated by Moody's Investors Service, Inc., and its successors, and not less than "A 1" if rated by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., and its successors;
          (d) Investments existing on the Closing Date and listed on Schedule 8.3(d) hereto;
          (e) So long as no Default or Event of Default has occurred and is continuing or would occur after giving effect thereto, acquisitions of Real Estate consisting of self storage facilities and the equity of Persons whose primary operations consist of the ownership, development, operation and management of self storage facilities; provided, however that (i) the Borrowers shall not, and shall not permit any Guarantor or any of its Subsidiaries to, acquire any such Real Estate without the prior written consent of the Agent if the environmental investigation for such Real Estate determines that the potential environmental remediation costs and other environmental liabilities associated with such Real Estate exceed $200,000; and (ii) the Borrowers shall not permit any of their Subsidiaries which is not a Borrower or a Guarantor, or which does not become a Borrower or a Guarantor, to acquire any Unencumbered Property, and in all cases such Guarantor shall be a wholly-owned Subsidiary of SALP or Sovran;
          (f) any Investments now or hereafter made in any Subsidiary;
          (g) Investments in respect of (1) equipment, inventory and other tangible personal property acquired in the ordinary course of business, (2) current trade and customer accounts receivable for services rendered in the ordinary course of business and payable in accordance with customary trade terms, (3) advances to employees for travel expenses, drawing accounts and similar expenditures, and (4) prepaid expenses made in the ordinary course of business;
          (h) any other Investments made in the ordinary course of business and consistent with past business practices;
          (i)  interest rate hedges in connection with
     Indebtedness; and
          (j) shares of so-called "money market funds" registered with the SEC under the Investment Company Act of 1940 which maintain a level per-share value, invest principally in marketable direct or guaranteed obligations of the United States of America and agencies and instrumentalities thereof, and have total assets in excess of $50,000,000.
     Section 8.4.  Merger, Consolidation and Disposition of
Assets.
     None of any Borrower, any Guarantor, any Operating Subsidiary or any wholly-owned Subsidiary will:
          (a) Become a party to any merger, consolidation or reorganization without the prior written consent of the Lenders, except that so long as no Default or Event of Default has occurred and is continuing, or would occur after giving effect thereto, the merger, consolidation or reorganization of one or more Persons with and into any Borrower, any Guarantor, or any wholly-owned Subsidiary, shall be permitted if such action is not hostile, any

     Borrower, any Guarantor, or any wholly-owned Subsidiary, as the case may be, is the surviving entity and such merger, consolidation or reorganization does not cause a breach of
     Section 7.23; provided that for any such merger, consolidation or reorganization (other than (w) the merger or consolidation of one or more Subsidiaries of SALP with and into SALP, (x) the merger or consolidation of two or more Subsidiaries of SALP, (y) the merger or consolidation of one or more Subsidiaries of Sovran with and into Sovran, or (z) the merger or consolidation of two or more Subsidiaries of Sovran), the Borrowers shall provide to the Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;
          (b)  Sell, transfer or otherwise dispose of
     (collectively and individually, "Sell" or a "Sale") or grant a Lien to secure Indebtedness (an "Indebtedness Lien") on any of its now owned or hereafter acquired assets without obtaining the prior written consent of the Required Lenders except for:
               (i) the Sale of or granting of an Indebtedness Lien on any Unencumbered Property so long as no Default or Event of Default has then occurred and is continuing, or would occur and be continuing after giving effect to such Sale or Indebtedness Lien; provided, that prior to any Sale of any Unencumbered Property or the granting of an Indebtedness Lien on any Unencumbered Property under this clause (i), the Borrowers shall provide to the Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in
          Section 9 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto; and
              (ii)  the Sale of or the granting of an
          Indebtedness Lien on any of its now owned or hereafter acquired assets (other than any Unencumbered Property) so long as no Event of Default has then occurred and is continuing and no Default or Event of Default would occur and be continuing after giving effect to such Sale or Indebtedness Lien and all other Sales (to be) made and Indebtedness Liens (to be) granted under this clause (ii); provided, that (x) if such Sale or Indebtedness Lien is made or granted under this clause
          (ii) while a Default is continuing, such Sale or

          Indebtedness Lien (together with other Sales and Indebtedness Liens under this clause (ii)) cures (or would cure) such Default before it becomes an Event of Default, (y) if multiple Sales or grantings of Indebtedness Liens are undertaken pursuant to the foregoing subclause (x) to cure a Default, the Borrowers shall apply the net proceeds of each such Sale or Indebtedness Lien remaining after application to such cure to the repayment of the Term Loans until such Default has been fully cured, and (z) prior to the Sale of any asset or the granting of an Indebtedness Lien on any asset under this clause (ii), the Borrowers shall provide to the Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default would occur and be continuing after giving effect to all such proposed Sales or Indebtedness Liens and all liabilities, fixed or contingent, pursuant thereto.
     Section 8.5. Sale and Leaseback. The Borrowers will not, and will not permit any Guarantor or any of their respective Subsidiaries to, enter into any arrangement, directly or indirectly, whereby any Borrower, any Guarantor or any of their respective Subsidiaries shall sell or transfer any property owned by it in order then or thereafter to lease such property.
     Section 8.6. Compliance with Environmental Laws. None of any Borrower, any Guarantor, or any Subsidiary will do any of the following: (a) use any of the Real Estate or any portion thereof as a facility for the handling, processing, storage or disposal of Hazardous Substances except for quantities of Hazardous Substances used in the ordinary course of business and in compliance with all applicable Environmental Laws, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances except in full compliance with Environmental Laws, (c) generate any Hazardous Substances on any of the Real Estate except in full compliance with Environmental Laws, or (d) conduct any activity at any Real Estate or use any Real Estate in any manner so as to cause a Release or a violation of any Environmental Law; provided that a breach of this covenant shall result in the exclusion of the affected Real Estate from the calculation of the covenants set forth in Section 9, but shall only constitute an Event of Default under Section 12.1(c) hereof if such breach has a material adverse effect on the Borrowers and their Subsidiaries, taken as a whole, or materially impairs the ability of the Borrowers to fulfill their obligations to the Lenders under this Agreement.
     Section 8.7.  Distributions.
          (a) The Borrowers will not in any period of four (4) consecutive completed fiscal quarters make (i) Distributions in such period in excess of 90% of Funds From Operations for such period or (ii) any Distributions during any period when any Event of Default has occurred and is continuing; provided, however, that the Borrowers may at all times make Distributions to the extent (after taking into account all available funds of Sovran from all other sources) required in order to enable Sovran to continue to qualify as a REIT. In the event that Sovran or SALP raises equity during the term of this Agreement, the permitted percentage of Distributions will be adjusted based on the total declared distribution per share and partnership units over the most recent four (4) quarters to Funds From Operations per weighted average share and partnership unit based on the most recent four (4) quarters.
          (b) Sovran will not, during any period when any Event of Default has occurred and is continuing, make any Distributions in excess of the Distributions required to be made by Sovran in order to maintain its status as a REIT.
     Section 8.8. Employee Benefit Plans. None of any Borrower, any Guarantor or any ERISA Affiliate will
          (a) engage in any "prohibited transaction" within the meaning of Section 406 of ERISA or Section 4975 of the Code which could result in a material liability for any Borrower, any Guarantor or any of their respective Subsidiaries; or
          (b) permit any Guaranteed Pension Plan to incur an "accumulated funding deficiency", as such term is defined in
     Section 302 of ERISA, whether or not such deficiency is or may be waived; or
          (c) fail to contribute to any Guaranteed Pension Plan to an extent which, or terminate any Guaranteed Pension Plan in a manner which, could result in the imposition of a lien or encumbrance on the assets of any Borrower, any Guarantor or any of their respective Subsidiaries pursuant to Section 302(f) or Section 4068 of ERISA; or
          (d) amend any Guaranteed Pension Plan in circumstances requiring the posting of security pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code; or
          (e) permit or take any action which would result in the aggregate benefit liabilities (with the meaning of Section 4001 of ERISA) of all Guaranteed Pension Plans exceeding the value of the aggregate assets of such Plans, disregarding for this purpose the benefit liabilities and assets of any such Plan with assets in excess of benefit liabilities.
     Section 8.9. Fiscal Year. The Borrowers will not, and will not permit the Guarantors or any of their respective Subsidiaries to, change the date of the end of its fiscal year from that set forth in Section 6.5.
     Section 8.10. Amsdell Litigation. The Borrower will not, and will not permit, release of the indemnifications relating to the litigation of Robert Amsdell described on Schedule 6.7 or the collateral for such indemnification as described on Schedule 6.7.
     Section 8.11. Negative Pledge. From and after the date hereof, neither any Borrower nor any Guarantor will, and will not permit any Subsidiary to, enter into any agreement containing any provision prohibiting the creation or assumption of any Lien upon its properties (other than prohibitions on liens for particular assets (other than an Unencumbered Property) set forth in a security instrument in connection with Indebtedness for such assets and the granting or effect of such liens does not otherwise constitute a Default or Event of Default), revenues or assets, whether now owned or hereafter acquired, or restricting the ability of the Borrowers or the Guarantors to amend or modify this Agreement or any other Loan Document; provided, however, that so long as the Revolving Credit Agreement remains in effect and continues to include a negative pledge restriction equivalent to this Section 8.11, this Section 8.11 shall have no force or effect, but upon the termination of the Revolving Credit Agreement, without further act or deed on the part of the Agent, the Banks, any Borrower or any Guarantor, this Section 8.11 shall be in full force and effect.
     Section 9. FINANCIAL COVENANTS OF THE BORROWERS. Each of the Borrowers covenants and agrees that, so long as any portion of the Term Loan remains outstanding:
     Section 9.1. Leverage Ratio. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Total Liabilities to exceed 50% of Consolidated Capitalized Value.
     Section 9.2. Secured Indebtedness. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Secured Indebtedness to exceed 25% of Consolidated Capitalized Value.
     Section 9.3. Tangible Net Worth. As at the end of any fiscal quarter or any other date of measurement, the Borrowers shall not permit Consolidated Tangible Net Worth to be less than the sum of (a) $209,093,300 plus (b) 80% of the sum of (i) the aggregate proceeds received by Sovran (net of fees and expenses customarily incurred in transactions of such type) in connection with any offering of stock in Sovran and (ii) the aggregate value of operating units issued by SALP in connection with asset or stock acquisitions (valued at the time of issuance by reference to the terms of the agreement pursuant to which such units are issued), in each case after the Closing Date and on or prior to the date such determination of Consolidated Tangible Net Worth is made.
     Section 9.4.  Debt Service and Fixed Charge Coverages.
          (a) Debt Service Coverage. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two
     (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Assumed Amortizing Debt Service Charges.
          (b) Fixed Charge Coverage. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two
     (2) most recent, complete, consecutive fiscal quarters to be less than 1.8 times the sum of Consolidated Assumed Amortizing Debt Service Charges plus Preferred Dividends for the two (2) most recent, complete, consecutive fiscal quarters.

     Section 9.5. Unimproved Land. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the book value of Unimproved Land to exceed 10% of Consolidated Capitalized Value.
     Section 9.6. Construction-in-Process. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the aggregate Budgeted Project Costs of all Construction-in-Process to exceed 10% of Consolidated Capitalized Value.
     Section 9.7. Promissory Notes. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed 10% of Consolidated Capitalized Value.
     Section 9.8. Unimproved Land, Construction-in-Process and Notes. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit (a) the sum of (i) the book value of Unimproved Land plus (ii) the aggregate Budgeted Project Costs of all Construction-in-Process plus (iii) the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed
(b) 20% of Consolidated Capitalized Value.
     Section 9.9. Joint Venture Ownership Interest. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Joint Venture Ownership Interest Value to exceed 10% of Consolidated Capitalized Value.
     Section 9.10. Unhedged Variable Rate Debt. As at the end of any fiscal quarter, the Borrowers shall not permit the value of Unhedged Variable Rate Indebtedness to exceed 20% of Consolidated Capitalized Value for any two (2) consecutive fiscal quarters.
     Section 9.11. Unsecured Indebtedness. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Unsecured Indebtedness to exceed 45% of aggregate Capitalized Unencumbered Property Value for all Unencumbered Properties .
     Section 9.12.  Unencumbered Property Debt Service
Coverage. As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the aggregate Adjusted Unencumbered Property NOI for all Unencumbered Properties for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Assumed Amortizing Unsecured Debt Service Charges.
     Section 9.13.  Covenant Calculations.
          (a) For purposes of the calculations to be made pursuant to Sections 9.1-9.12 (and the defined terms relevant thereto, including, without limitation, those relating to "debt service"), references to Indebtedness or liabilities of the Borrowers shall mean Indebtedness or liabilities (including, without limitation, Consolidated Total Liabilities) of the Borrowers, plus (but without double-counting):

               (i)  all Indebtedness or liabilities of the
          Operating Subsidiaries, the Guarantors and any other wholly-owned Subsidiary (excluding any such Indebtedness or liabilities owed to the Borrowers or any Guarantor),
              (ii) all Indebtedness or liabilities of each Partially-Owned Entity (including Capitalized Leases), but only to the extent, if any, that said Indebtedness or liability is Recourse to any of the Borrowers, the Guarantors or their respective Subsidiaries or any of their respective assets (other than their respective interests in such Partially-Owned Entity), and
             (iii)  Indebtedness or liabilities of each
          Partially-Owned Entity to the extent of the pro-rata share of such Indebtedness or liability allocable to any of the Borrowers, the Guarantors or their respective Subsidiaries, if the Indebtedness or liability of such Partially-Owned Entity is Without Recourse to such Person or its assets (other than its interest in such Partially-Owned Entity).
          (b) For purposes of Sections 9.1-9.12 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and all defined terms and calculations using such terms) shall be adjusted to (i) deduct the actual results of any Real Estate disposed of by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, and (ii) include the pro forma results of any Real Estate acquired by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, with such pro forma results being calculated by (x) using the Borrowers' pro forma projections for such acquired property, subject to the Agent's reasonable approval, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for less than one complete fiscal quarter or
     (y) using the actual results for such acquired property and adjusting such results for the appropriate period of time required by the applicable financial covenant, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for at least one complete fiscal quarter.
          (c) For purposes of Sections 9.1-9.12 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and the defined terms and calculations using such terms) shall be adjusted, to the extent applicable, to include the pro rata share of results attributable to the Borrowers from unconsolidated Subsidiaries of the Borrowers and their respective Subsidiaries and from unconsolidated Partially-Owned Entities.
     Section 10. CONDITIONS TO THE CLOSING DATE. The obligations of the Lenders to make the Term Loan shall be subject to the satisfaction of the following conditions precedent on or prior to December 22, 1998:

     Section 10.1. Loan Documents. Each of the Loan Documents shall have been duly executed and delivered by the respective parties thereto and shall be in full force and effect.
     Section 10.2. Certified Copies of Organization Documents. The Agent shall have received from each Borrower and Holdings a copy, certified as of the Closing Date by a duly authorized officer of such Person (or its general partner, in the case of SALP), to be true and complete, of each of its certificate of limited partnership, agreement of limited partnership, incorporation documents, by-laws, and/or other organizational documents as in effect on the Closing Date, along with any other organization documents of any Borrower (and its general partner, in the case of SALP) or Holdings, as the case may be, and each as in effect on the date of such certification.
     Section 10.3. By-laws; Resolutions. All action on the part of the Borrowers and Holdings necessary for the valid execution, delivery and performance by the Borrowers and Holdings of this Agreement and the other Loan Documents to which either of them is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Lenders shall have been provided to the Agent. Without limiting the foregoing, the Agent shall have received from Holdings true copies of its by-laws and the resolutions adopted by its board of directors authorizing the transactions described herein and evidencing the due authorization, execution and delivery of the Loan Documents to which SALP and Holdings are a party, each certified by the secretary as of a recent date to be true and complete.
     Section 10.4. Incumbency Certificate; Authorized Signers. The Agent shall have received from each of the Borrowers and Holdings an incumbency certificate, dated as of the Closing Date, signed by a duly authorized officer such Person and giving the name of each individual who shall be authorized: (a) to sign, in the name and on behalf of such Person, each of the Loan Documents to which such Person is or is to become a party; (b) in the case of the Borrower Representative, to make Completed Term Loan Requests and Conversion Requests on behalf of the Borrowers; and
(c) in the case of the Borrower Representative, to give notices and to take other action on behalf of the Borrowers and the Guarantors under the Loan Documents.
     Section 10.5. Title Policies. The Agent (on behalf of the Lenders) shall have received copies of the Title Policies for all Real Estate which are Unencumbered Properties as of the Closing Date.
     Section 10.6. Certificates of Insurance. The Agent shall have received (a) current certificates of insurance as to all of the insurance maintained by each Borrower and their respective Subsidiaries on the Real Estate (including flood insurance if necessary) from the insurer or an independent insurance broker, identifying insurers, types of insurance, insurance limits, and policy terms; and (b) such further information and certificates from the Borrowers, their insurers and insurance brokers as the Agent may reasonably request.
     Section 10.7. Environmental Site Assessments. The Agent shall have received environmental site assessments from a hydrogeologist, environmental engineer, qualified consultant or other expert and in form and substance satisfactory to the Agent, covering all Unencumbered Properties and all other real property in respect of which any Borrower or any of its Subsidiaries may have material liability, whether contingent or otherwise, for dumping or disposal of Hazardous Substances or otherwise with respect to Environmental Laws, such site assessments to be dated as of a recent date.
     Section 10.8. Opinion of Counsel Concerning Organization and Loan Documents. Each of the Lenders and the Agent shall have received favorable opinions addressed to the Lenders and the Agent in form and substance satisfactory to the Lenders and the Agent from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers and their respective Subsidiaries with respect to New York law and certain matters of Delaware and Maryland corporate law and as counsel to Sovran, with respect to Maryland law.
     Section 10.9. Tax and Securities Law Compliance. Each of the Lenders and the Agent shall also have received from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers, a favorable opinion addressed to the Lenders and the Agent, in form and substance satisfactory to each of the Lenders and the Agent, with respect to the qualification of Sovran as a REIT and certain other tax and securities laws matters.
     Section 10.10. Guaranties. Each of the Guaranties to be executed and delivered on the Closing Date shall have been duly executed and delivered by the Guarantor thereunder.
     Section 10.11. Certifications from Government Officials; UCC-11 Reports. The Agent shall have received (i) certifications from government officials evidencing the legal existence, good standing and foreign qualification of each Borrower and each Guarantor, along with a certified copy of the certificate of limited partnership or certificate of incorporation of each Borrower and each Guarantor, all as of the most recent practicable date; and (ii) UCC-11 search results from the appropriate jurisdictions for each Borrower and each Guarantor with respect to the Unencumbered Properties.
     Section 10.12. Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Agreement, the other Loan Documents and all other documents incident thereto shall be satisfactory in form and substance to each of the Lenders and to the Agent's counsel, and the Agent, each of the Lenders and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.
     Section 10.13. Fees. The Borrowers shall have paid to the Agent, for the accounts of the Lenders or for its own account, as applicable, all of the fees and expenses that are due and payable as of the Closing Date in accordance with this Agreement and the Fee Letter.
     Section 10.14. Compliance Certificates. The Borrowers shall have delivered compliance certificates in the form of Exhibit D hereto evidencing compliance with the covenants set forth in Section 9 hereof for the fiscal quarter ended September 30, 1998, and for the Closing Date.

     Section 10.15. Existing Indebtedness. The existing of record indebtedness of the Borrowers to Fleet in the amount of $40,000,000 pursuant to that certain Term Loan Agreement, dated as of June 26, 1998, as amended, among Sovran, SALP, Holdings and Fleet, shall have been satisfied in full or will be satisfied in full with the proceeds of the Term Loan, and satisfactory evidence of the foregoing shall have been provided to the Agent.
     Section 10.16. Subsequent Guarantors. As a condition to the effectiveness of any subsequent Guaranty, each subsequent Guarantor shall deliver such documents, agreements, instruments and opinions as the Agent shall require as to such Guarantor and the Unencumbered Property owned by such Guarantor that are analogous to the deliveries made by the Guarantors as of the Closing Date pursuant to Section 10.2 through Section 10.8,
Section 10.10 and Section 10.11.
     Section 10.17. Representations True; No Event of Default; Compliance Certificate. Each of the representations and warranties of the Borrowers and the Guarantors contained in this Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with this Agreement shall be true as of the Closing Date, and no Default or Event of Default under this Agreement shall have occurred and be continuing as of the Closing Date.
     Section 10.18. No Legal Impediment. No change shall have occurred in any law or regulations thereunder or interpretations thereof that in the reasonable opinion of the Agent or any Lender would make it illegal for any Lender to make such Loan.
     Section 10.19. Governmental Regulation. Each Lender shall have received such statements in substance and form reasonably satisfactory to such Lender as such Lender shall require for the purpose of compliance with any applicable regulations of the Comptroller of the Currency or the Board of Governors of the Federal Reserve System.
     Section 11. CERTAIN ADDITIONAL CONDITIONS TO THE SECOND CLOSING DATE. The obligations of the Lenders to cause the Second Closing Date to occur shall be subject to the satisfaction of the following conditions precedent:
     Section 11.1. Representations True; No Event of Default; Compliance Certificate. Each of the representations and warranties of the Borrowers and the Guarantors contained in this Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with this Agreement shall be true as of the date as of which they were made and shall also be true at and as of the Second Closing Date, with the same effect as if made at and as of that time; no Default or Event of Default under this Agreement shall have occurred and be continuing on the Second Closing Date; and all of the conditions set forth in Section 10 shall remain satisfied.
     Section 11.2. No Legal Impediment. No change shall have occurred in any law or regulations thereunder or interpretations thereof that in the reasonable opinion of the Agent or any Lender would make it illegal for any Lender to make such Loan.
     Section 11.3. Governmental Regulation. Each Lender shall have received such statements in substance and form reasonably satisfactory to such Lender as such Lender shall require for the purpose of compliance with any applicable regulations of the Comptroller of the Currency or the Board of Governors of the Federal Reserve System.
     Section 11.4. Compliance Certificates. The Borrowers shall have delivered compliance certificates in the form of Exhibit E hereto evidencing compliance with the covenants set forth in
Section 9 hereof as of the Second Closing Date.
     Section 11.5. No Adverse Change. From the Closing Date, no material adverse change shall have occurred in the financial condition, assets or business of any Borrower or Guarantor.
     Section 12.  EVENTS OF DEFAULT; ACCELERATION; ETC.
     Section 12.1. Events of Default and Acceleration. If any of the following events ("Events of Default") shall occur:
          (a) the Borrowers shall fail to pay any principal of the Term Loan when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment;
          (b) the Borrowers shall fail to pay any interest on any portion of the Term Loan, the Administrative Agent Fee or any other sums due hereunder or under any of the other Loan Documents (including, without limitation, amounts due under Section 7.17) when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment, and such failure continues for five (5) days;
          (c) any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to comply with any of their respective covenants contained in Section 7.1, Section 7.6, Section 7.7, Section 7.8, Section 7.9, Section 7.12,
     Section 7.21, Section 7.23, Section 8 or Section 9;
          (d) any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to perform any other term, covenant or agreement contained herein or in any other Loan Document (other than those specified elsewhere in this Section 12) and such failure continues for thirty (30) days;
          (e) any representation or warranty of any Borrower or any Guarantor or any of their respective Subsidiaries in this Agreement or any of the other Loan Documents or in any other document or instrument delivered pursuant to or in connection with this Agreement shall prove to have been false in any material respect upon the date when made or deemed to have been made or repeated;
          (f) any Borrower or any Guarantor or any of their respective Subsidiaries shall (i) fail to pay at maturity, or within any applicable period of grace, any obligation for borrowed money or credit received or in respect of any Capitalized Leases (x) in respect of any Recourse obligations or credit or (y) in respect of any Without Recourse obligations or credit which total in an aggregate amount in excess of $10,000,000, or (ii) fail to observe or perform any material term, covenant or agreement contained in any agreement by which it is bound, evidencing or securing borrowed money or credit received or in respect of any Capitalized Leases (x) in respect of any Recourse obligations or credit or (y) in respect of any Without

     Recourse obligations or credit in an aggregate amount in excess of $10,000,000, in either case for such period of time (after the giving of appropriate notice if required) as would permit the holder or holders thereof or of any obligations issued thereunder to accelerate the maturity thereof;
          (g) any Borrower, any Guarantor or any of their respective Subsidiaries shall make an assignment for the benefit of creditors, or admit in writing its inability to pay or generally fail to pay its debts as they mature or become due, or shall petition or apply for the appointment of a trustee or other custodian, liquidator or receiver of any Borrower, any Guarantor or any of their respective Subsidiaries or of any substantial part of the properties or assets of any Borrower, any Guarantor or any of their respective Subsidiaries or shall commence any case or other proceeding relating to any Borrower, any Guarantor or any of their respective Subsidiaries under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law of any jurisdiction, now or hereafter in effect, or shall take any action to authorize or in furtherance of any of the foregoing, or if any such petition or application shall be filed or any such case or other proceeding shall be commenced against any Borrower, any Guarantor or any of their respective Subsidiaries and (i) any Borrower, any Guarantor or any of their respective Subsidiaries shall indicate its approval thereof, consent thereto or acquiescence therein or (ii) any such petition, application, case or other proceeding shall continue undismissed, or unstayed and in effect, for a period of sixty (60) days;
          (h) a decree or order is entered appointing any trustee, custodian, liquidator or receiver or adjudicating any Borrower, any Guarantor or any of their respective Subsidiaries bankrupt or insolvent, or approving a petition in any such case or other proceeding, or a decree or order for relief is entered in respect of any Borrower, any Guarantor or any of their respective Subsidiaries in an involuntary case under federal bankruptcy laws as now or hereafter constituted;
          (i) there shall remain in force, undischarged, unsatisfied and unstayed, for more than thirty (30) days, whether or not consecutive, any uninsured final judgment against any Borrower, any Guarantor or any of their respective Subsidiaries that, with other outstanding uninsured final judgments, undischarged, unsatisfied and unstayed, against any Borrower, any Guarantor or any of their respective Subsidiaries exceeds in the aggregate $1,000,000;
          (j) any of the Loan Documents or any material provision of any Loan Documents shall be cancelled, terminated, revoked or rescinded otherwise than in accordance with the terms thereof or with the express prior written agreement, consent or approval of the Agent, or any Guaranty shall be cancelled, terminated, revoked or rescinded at any time or for any reason whatsoever, or any action at law, suit or in equity or other legal proceeding to make unenforceable, cancel, revoke or rescind any of the Loan Documents shall be commenced by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor or any of its Subsidiaries, or any court or any other governmental or regulatory authority or agency of competent jurisdiction shall make a determination that, or issue a judgment, order, decree or ruling to the effect that, any one or more of the Loan Documents is illegal, invalid or unenforceable as to any material terms thereof;
          (k) any "Event of Default" or default (after notice and expiration of any period of grace, to the extent provided, and if none is specifically provided, then for a period of thirty (30) days after notice), as defined or provided in any of the other Loan Documents, shall occur and be continuing;
          (l) any Borrower or any ERISA Affiliate incurs any liability to the PBGC or a Guaranteed Pension Plan pursuant to Title IV of ERISA in an aggregate amount exceeding $500,000, or any Borrower or any ERISA Affiliate is assessed withdrawal liability pursuant to Title IV of ERISA by a Multiemployer Plan requiring aggregate annual payments exceeding $500,000, or any of the following occurs with respect to a Guaranteed Pension Plan: (i) an ERISA Reportable Event, or a failure to make a required installment or other payment (within the meaning of Section 302(f)(1) of ERISA), provided that the Agent determines in its reasonable discretion that such event (A) could be expected to result in liability of any Borrower or any of their respective Subsidiaries to the PBGC or such Guaranteed Pension Plan in an aggregate amount exceeding $500,000 and
     (B) could constitute grounds for the termination of such Guaranteed Pension Plan by the PBGC, for the appointment by the appropriate United States District Court of a trustee to administer such Guaranteed Pension Plan or for the imposition of a lien in favor of such Guaranteed Pension Plan; or (ii) the appointment by a United States District Court of a trustee to administer such Guaranteed Pension Plan; or (iii) the institution by the PBGC of proceedings to terminate such Guaranteed Pension Plan; or
          (m) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 20% or more of the outstanding shares of common stock of Sovran; or, during any period of twelve consecutive calendar months, individuals who were directors of Sovran on the first day of such period (together with directors whose election by the Board of Directors or whose nomination for election by Sovran's stockholders was approved by a vote of at least two-thirds of the members of the Board of Directors then in office who either were members of the Board of Directors on the Closing Date or whose election or nomination for election was previously so approved) shall cease to constitute a majority of the board of directors of Sovran;
          (n) any "Event of Default" under the Revolving Credit Agreement as of the date hereof without amendment, modification or waiver [irrespective of whether such Event of Default has been waived by the "Lenders" under the Revolving Credit Agreement.]
then, and in any such event, so long as the same may be continuing, the Agent may, and upon the request of the Required Lenders shall, by notice in writing to the Borrowers, declare all amounts owing with respect to this Agreement, the Notes and the other Loan Documents to be, and they shall thereupon forthwith become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by each Borrower and each Guarantor; provided that in the event of any Event of Default specified in Section 12.1(g) or Section 12.1(h), all such amounts shall become immediately due and payable automatically and without any requirement of notice from any of the Lenders or the any of Agent or action by the Lenders or the Agent.
     Section 12.2.  Intentionally Omitted.
     Section 12.3. Remedies. In the event that one or more Events of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Term Loan pursuant to Section 12.1, the Required Lenders may direct the Agent to proceed to protect and enforce the rights and remedies of the Agent and the Lenders under this Agreement, the Notes, any or all of the other Loan Documents or under applicable law by suit in equity, action at law or other appropriate proceeding (including for the specific performance of any covenant or agreement contained in this Agreement or the other Loan Documents or any instrument pursuant to which the Obligations are evidenced and the obtaining of the appointment of a receiver) and, if any amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right or remedy of the Agent and the Lenders under the Loan Documents or applicable law. No remedy herein conferred upon the Lenders or the Agent or the holder of any Note is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or under any of the other Loan Documents or now or hereafter existing at law or in equity or by statute or any other provision of law.
     Section 13. SETOFF. Without demand or notice to the extent permitted by applicable law, during the continuance of any Event of Default, any deposits (general or specific, time or demand, provisional or final, regardless of currency, maturity, or the branch at which such deposits are held, but specifically excluding tenant security deposits, other fiduciary accounts and other segregated escrow accounts required to be maintained by any of the Borrowers for the benefit of any third party) or other sums credited by or due from any of the Lenders to any of the Borrowers or any other property of any of the Borrowers in the possession of the Agent or a Lender may be applied to or set off against the payment of the Obligations. Each of the Lenders agrees with each other Lender that (a) if pursuant to any agreement between such Lender and any Borrower (other than this Agreement or any other Loan Document), an amount to be set off is to be applied to Indebtedness of any Borrower to such Lender, other than with respect to the Obligations, such amount shall be applied ratably to such other Indebtedness and to the Obligations, and (b) if such Lender shall receive from any Borrower, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the Obligations by proceedings against such Borrower at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Note or Notes held by such Lender any amount in excess of its ratable portion of the payments received by all of the Lenders with respect to the Notes held by all of the Lenders, such Lender will make such disposition and arrangements with the other Lenders with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise, as shall result in each Lender receiving in respect of the Notes held by it, its proportionate payment as contemplated by this Agreement; provided that if all or any part of such excess payment is thereafter recovered from such Lender, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest. Notwithstanding the foregoing, no Lender shall exercise a right of setoff if such exercise would limit or prevent the exercise of any other remedy or other recourse against any Borrower.
     Section 14.  THE AGENT.
     Section 14.1.  Authorization.
          (a) The Agent is authorized to take such action on behalf of each of the Lenders and to exercise all such powers as are hereunder and under any of the other Loan Documents and any related documents delegated to the Agent, together with such powers as are reasonably incident thereto, provided that no duties or responsibilities not expressly assumed herein or therein shall be implied to have been assumed by the Agent. The relationship between the Agent and the Lenders is and shall be that of agent and principal only, and nothing contained in this Agreement or any of the other Loan Documents shall be construed to constitute the Agent as a trustee or fiduciary for any Lender.
          (b) Each Borrower and each Guarantor, without further inquiry or investigation, shall, and is hereby authorized by the Lenders to, assume that all actions taken by the Agent hereunder and in connection with or under the Loan Documents are duly authorized by the Lenders. The Lenders shall notify the Borrowers of any successor to Agent by a writing signed by Required Lenders, which successor shall be reasonably acceptable to the Borrowers so long as no Default or Event of Default has occurred and is continuing.
     Section 14.2. Employees and Agents. The Agent may exercise its powers and execute its duties by or through employees or agents and shall be entitled to take, and to rely on, advice of counsel concerning all matters pertaining to its rights and duties under this Agreement and the other Loan Documents. The Agent may utilize the services of such Persons as the Agent in its sole discretion may reasonably determine, and all reasonable fees and expenses of any such Persons shall be paid by the Borrowers if so provided in Section 15 hereof.
     Section 14.3. No Liability. Neither the Agent, nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder or under any of the other Loan Documents, or in connection herewith or therewith, or be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Agent may be liable for losses due to its willful misconduct or gross negligence.
     Section 14.4. No Representations. The Agent shall not be responsible for the execution or validity or enforceability of this Agreement, the Notes, or any of the other Loan Documents or for the validity, enforceability or collectibility of any such amounts owing with respect to the Notes, or for any recitals or statements, warranties or representations made herein or in any of the other Loan Documents or in any certificate or instrument hereafter furnished to it by or on behalf of any Guarantor or any Borrower or any of their respective Subsidiaries, or be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements in this Agreement or the other Loan Documents. The Agent shall not be bound to ascertain whether any notice, consent, waiver or request delivered to it by any Borrower or any Guarantor or any holder of any of the Notes shall have been duly authorized or is true, accurate and complete. The Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Lenders, with respect to the credit worthiness or financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any of the Subsidiaries or any tenant under a Lease or any other entity. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender, and based upon such information and documents as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement.
     Section 14.5.  Payments.
          (a) A payment by the Borrowers to the Agent hereunder or any of the other Loan Documents for the account of any Lender shall constitute a payment to such Lender. The Agent agrees to distribute to each Lender such Lender's pro rata share of payments received by the Agent for the account of the Lenders, as provided herein or in any of the other Loan Documents. All such payments shall be made on the date received, if before 1:00 p.m., and if after 1:00 p.m., on the next Business Day. If payment is not made on the day received, interest thereon at the overnight federal funds effective rate shall be paid pro rata to the Lenders.

          (b) If in the reasonable opinion of the Agent the distribution of any amount received by it in such capacity hereunder, under the Notes or under any of the other Loan Documents might involve it in material liability, it may refrain from making distribution until its right to make distribution shall have been adjudicated by a court of competent jurisdiction, provided that interest thereon at the overnight federal funds effective rate shall be paid pro rata to the Lenders. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court.
          (c) Notwithstanding anything to the contrary contained in this Agreement or any of the other Loan Documents, any Lender that fails to comply with the provisions of Section 13 with respect to making dispositions and arrangements with the other Lenders, where such Lender's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Lenders, in each case as, when and to the full extent required by the provisions of this Agreement, or to adjust promptly such Lender's outstanding principal and its pro rata Commitment Percentage as provided in Section 2.1, shall be deemed delinquent (a "Delinquent Lender") and shall be deemed a Delinquent Lender until such time as such delinquency is satisfied. A Delinquent Lender shall be deemed to have assigned any and all payments due to it from the Borrowers, whether on account of outstanding Loans, interest, fees or otherwise, to the remaining nondelinquent Lenders for application to, and reduction of, their respective pro rata shares of all outstanding Loans. The Delinquent Lender hereby authorizes the Agent to distribute such payments to the nondelinquent Lenders in proportion to their respective pro rata shares of all outstanding Loans. If not previously satisfied directly by the Delinquent Lender, a Delinquent Lender shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Loans of the nondelinquent Lenders, the Lenders' respective pro rata shares of all outstanding Loans have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.
     Section 14.6. Holders of Notes. The Agent may deem and treat the payee of any Notes as the absolute owner thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or by a subsequent holder, assignee or transferee.
     Section 14.7. Indemnity. The Lenders ratably and severally agree hereby to indemnify and hold harmless the Agent and its Affiliates from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs, expenses (including any expenses for which the Agent has not been reimbursed by the Borrowers as required by Section 15), and liabilities of every nature and character arising out of or related to this Agreement, the Notes, or any of the other Loan Documents or the transactions contemplated or evidenced hereby or thereby, or the Agent's actions taken hereunder or thereunder, except to the extent that any of the same shall be directly caused by the Agent's willful misconduct or gross negligence.
     Section 14.8. Agent as Lender. In its individual capacity as a Lender, Fleet shall have the same obligations and the same rights, powers and privileges in respect to its Commitment and the Loans made by it, and as the holder of any of the Notes, as it would have were it not also the Agent.
     Section 14.9. Notification of Defaults and Events of Default. Each Lender hereby agrees that, upon learning of the existence of a default, Default or an Event of Default, it shall (to the extent notice has not previously been provided) promptly notify the Agent thereof. The Agent hereby agrees that upon receipt of any notice under this Section 14.9 it shall promptly notify the other Lenders of the existence of such default, Default or Event of Default.
     Section 14.10. Duties in the Case of Enforcement. In case one or more Events of Default have occurred and shall be continuing, and whether or not acceleration of the Obligations shall have occurred, the Agent shall, if (a) so requested by the Required Lenders and (b) the Lenders have provided to the Agent such additional indemnities and assurances against expenses and liabilities as the Agent may reasonably request, proceed to enforce the provisions of this Agreement and exercise all or any such other legal and equitable and other rights or remedies as it may have in respect of enforcement of the Lenders' rights against the Borrowers and the Guarantors under this Agreement and the other Loan Documents. The Required Lenders may direct the Agent in writing as to the method and the extent (other than when such direction requires Unanimous Lender Approval under Section 25) of any such enforcement, the Lenders (including any Lender which is not one of the Required Lenders) hereby agreeing to ratably and severally indemnify and hold the Agent harmless from all liabilities incurred in respect of all actions taken or omitted in accordance with such directions, provided that the Agent need not comply with any such direction to the extent that the Agent reasonably believes the Agent's compliance with such direction to be unlawful or commercially unreasonable in any applicable jurisdiction.
     Section 14.11. Successor Agent. Fleet, or any successor Agent, may resign as Agent at any time by giving written notice thereof to the Lenders and to the Borrowers. In addition, the Required Lenders may remove the Agent in the event of the Agent's gross negligence or willful misconduct or in the event that the Agent ceases to hold a Commitment greater or equal to the lesser of (a) $15,000,000 or (b) a Commitment Percentage of at least twenty percent (20%) under this Agreement. Any such resignation or removal shall be effective upon appointment and acceptance of a successor Agent, as hereinafter provided. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent, which is a Lender under this Agreement, provided that so long as no Default or Event of Default has occurred and is continuing the Borrowers shall have the right to approve any successor Agent, which approval shall not be unreasonably withheld. If, in the case of a resignation by the Agent, no successor Agent shall have been so appointed by the Required Lenders and approved by the Borrowers, and shall have accepted such appointment, within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint any one of the other Lenders as a successor Agent. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Agent, and the retiring or removed Agent shall be discharged from all further duties and obligations as Agent under this Agreement. After any Agent's resignation or removal hereunder as Agent, the provisions of this Section 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.
     Section 14.12. Notices. Any notices or other information required hereunder to be provided to the Agent shall be forwarded by the Agent to each of the Lenders on the same day (if practicable) and, in any case, on the next Business Day following the Agent's receipt thereof.
     Section 15. EXPENSES. The Borrowers jointly and severally agree to pay (a) the reasonable costs of producing and reproducing this Agreement, the other Loan Documents and the other agreements and instruments mentioned herein, (b) the reasonable fees, expenses and disbursements of the Agent's outside counsel or any local counsel to the Agent incurred in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, each closing hereunder, and amendments, modifications, approvals, consents or waivers hereto or hereunder, (c) the fees, expenses and disbursements of the Agent incurred by the Agent in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, any amendments, modifications, approvals, consents or waivers hereto or hereunder, or the cancellation of any Loan Document upon payment in full in cash of all of the Obligations or pursuant to any terms of such Loan Document for providing for such cancellation, including, without limitation, the fees and disbursements of the Agent's counsel in preparing the documentation, (d) the fees, costs, expenses and disbursements of the Agent and its Affiliates incurred in connection with the syndication and/or participations of the Loans, including, without limitation, costs of preparing syndication materials and photocopying costs, which syndication costs and expenses shall be payable by the Borrowers regardless of whether the Loans are ultimately syndicated, (e) all reasonable expenses (including reasonable attorneys' fees and costs, which attorneys may be employees of any Lender or the Agent, and the fees and costs of appraisers, engineers, investment bankers, surveyors or other experts retained by any Lender or the Agent in connection with any such enforcement proceedings) incurred by any Lender or the Agent in connection with (i) the enforcement of or preservation of rights under any of the Loan Documents against any Borrower or any of its Subsidiaries or any Guarantor or the administration thereof after the occurrence and during the continuance of a Default or Event of Default (including, without limitation, expenses incurred in any restructuring and/or "workout" of the Loans), and (ii) subject to the limitation set forth in Section 16 hereof, any litigation, proceeding or dispute whether arising hereunder or otherwise, in any way related to any Lender's or the Agent's relationship with any Borrower or any of its Subsidiaries or any Guarantor, (f) all reasonable fees, expenses and disbursements of the Agent incurred in connection with UCC searches and (g) all costs incurred by the Agent in the future in connection with its inspection of the Unencumbered Properties after the occurrence and during the continuance of an Event of Default. The covenants of this Section 15 shall survive payment or satisfaction of payment of amounts owing with respect to the Notes.
     Section 16. INDEMNIFICATION. The Borrowers jointly and severally agree to indemnify and hold harmless the Agent and each of the Lenders and the shareholders, directors, agents, officers, subsidiaries and affiliates of the Agent and each of the Lenders (each group consisting of the Agent or a Lender and its respective shareholders, directors, agents, officers, subsidiaries and affiliates being an "Indemnified Lender's Group") from and against any and all claims, actions and suits, whether groundless or otherwise, and from and against any and all liabilities, losses, settlement payments, obligations, damages and expenses of every nature and character, arising out of this Agreement or any of the other Loan Documents or the transactions contemplated hereby or thereby or which otherwise arise in connection with the financing, including, without limitation, (a) any actual or proposed use by any Borrower or any of its Subsidiaries of the proceeds of the Term Loan, (b) any Borrower or any of its Subsidiaries or any Guarantor entering into or performing this Agreement or any of the other Loan Documents or the transactions contemplated by this Agreement or any of the other Loan Documents, or (c) pursuant to Section 7.17 hereof, in each case including, without limitation, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding, provided, however, that the Borrowers shall not be obligated under this Section 16 to indemnify any Person for liabilities arising from the gross negligence or willful misconduct of such Person or of any other Person in the Indemnified Lender's Group of which such Person is a member (but such indemnification shall continue to apply to all other Persons including all other Indemnified Lender's Groups). Each Person to be indemnified under this Section 16 shall give the Borrowers notice of any claim as to which it is seeking indemnification under this Section 16 promptly after becoming aware of the same (which shall constitute notice for all Indemnified Lender's Groups), but such Person's failure to give prompt notice shall not affect the obligations of the Borrowers under this Section 16 unless such failure prejudices the legal rights of the Borrowers regarding such indemnity. In litigation, or the preparation therefor, the Borrowers shall be entitled to select counsel reasonably acceptable to the Required Lenders, and the Lenders (as approved by the Required Lenders) shall be entitled to select their own supervisory counsel and, in addition to the foregoing indemnity, the Borrowers agree to pay promptly the reasonable fees and expenses of each such counsel if (i) in the reasonable opinion of the Agent, use of counsel of the Borrowers' choice could reasonably be expected to give rise to a conflict of interest, (ii) the Borrowers shall not have employed counsel reasonably satisfactory to the Agent and the Lenders within a reasonable time after notice of the institution of any such litigation or proceeding or (iii) the Borrower Representative authorizes the Agent and the Lenders to employ separate counsel at the Borrowers' expense. If and to the extent that the obligations of the Borrowers under this Section 16 are unenforceable for any reason, the Borrowers hereby agree to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law. The provisions of this Section 16 shall survive the repayment of the Term Loan and the termination of the obligations of the Lenders hereunder and shall continue in full force and effect as long as the possibility of any such claim, action, cause of action or suit exists.
     Section 17. SURVIVAL OF COVENANTS, ETC. All covenants, agreements, representations and warranties made herein, in the Notes, in any of the other Loan Documents or in any documents or other papers delivered by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto shall be deemed to have been relied upon by the Lenders and the Agent, notwithstanding any investigation heretofore or hereafter made by any of them, and shall survive the making by the Lenders of the Term Loan, as herein contemplated, and shall continue in full force and effect so long as any amount due under this Agreement or the Notes or any of the other Loan Documents remains outstanding. The indemnification obligations of the Borrowers provided herein and in the other Loan Documents shall survive the full repayment of amounts due and the termination of the obligations of the Lenders hereunder and thereunder to the extent provided herein and therein. All statements contained in any certificate or other paper delivered to any Lender or the Agent at any time by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by such Borrower or such Subsidiary or such Guarantor hereunder.
     Section 18.  ASSIGNMENT; PARTICIPATIONS; ETC.
     Section 18.1. Conditions to Assignment by Lenders. Except as provided herein, each Lender may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of its Commitment Percentage and Commitment and the same portion of the Loans at the time owing to it, and the Notes held by it); provided that (a) the Agent and, unless an Event of Default shall have occurred and be continuing, the Borrower Representative each shall have the right to approve any Eligible Assignee, which approval by the Borrower Representative shall not be unreasonably withheld or delayed, (b) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Agreement, (c) each such assignment shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, (d) unless the assigning Lender shall have assigned its entire Commitment, each Lender shall have at all times an amount of its Commitment of not less than $5,000,000 and (e) the parties to such assignment shall execute and deliver to the Agent, for recording in the Register (as hereinafter defined), an assignment and assumption, substantially in the form of Exhibit F hereto (an "Assignment and Assumption"), together with any Notes subject to such assignment. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Assumption, which effective date shall be at least five (5) Business Days after the execution thereof, (i) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Assumption, have the rights and obligations of a Lender hereunder and thereunder, and (ii) the assigning Lender shall, to the extent provided in such assignment and upon payment to the Agent of the registration fee referred to in
Section 18.3, be released from its obligations under this Agreement.
     Section 18.2. Certain Representations and Warranties; Limitations; Covenants. By executing and delivering an Assignment and Assumption, the parties to the assignment thereunder confirm to and agree with each other and the other parties hereto as follows: (a) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, the assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto; (b) the assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations of any of their obligations under this Agreement or any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (c) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements referred to in Section 6.4 and Section 7.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Assumption; (d) such assignee will, independently and without reliance upon the assigning Lender, the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (e) such assignee represents and warrants that it is an Eligible Assignee; (f) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the other Loan Documents as are delegated to the Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto; (g) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Lender; and (h) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Assumption.
     Section 18.3. Register. The Agent shall maintain a copy of each Assignment and Assumption delivered to it and a register or similar list (the "Register") for the recordation of the names and addresses of the Lenders and the Commitment Percentages of, and principal amount of the Loans owing to, the Lenders from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers and the Lenders at any reasonable time and from time to time upon reasonable prior notice. Upon each such recordation, the assigning Lender agrees to pay to the Agent a registration fee in the sum of $2,500.
     Section 18.4. New Term Notes. Upon its receipt of an Assignment and Assumption executed by the parties to such assignment, together with each Note subject to such assignment, the Agent shall (a) record the information contained therein in the Register, and (b) give prompt notice thereof to the Borrowers and the Lenders (other than the assigning Lender). Within five
(5) Business Days after receipt of such notice, the Borrowers, at its own expense, (i) shall execute and deliver to the Agent, in exchange for each surrendered Note, a new Note to the order of such Eligible Assignee in an amount equal to the amount assumed by such Eligible Assignee pursuant to such Assignment and Assumption and, if the assigning Lender has retained some portion of its obligations hereunder, a new Note to the order of the assigning Lender in an amount equal to the amount retained by it hereunder and (ii) shall deliver an opinion from counsel to the Borrowers in substantially the form delivered on the Closing Date pursuant to Section 10.8 as to the enforceability of such new Notes. Such new Notes shall provide that they are replacements for the surrendered Notes, shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Assumption and shall otherwise be in substantially the form of the assigned Notes. The surrendered Notes shall be cancelled and returned to the Borrowers.
     Section 18.5. Participations. Each Lender may sell participations to one or more banks or other entities in all or a portion of such Lender's rights and obligations under this Agreement and the other Loan Documents; provided that (a) each such participation shall be in an amount of not less than $10,000,000, (b) any such sale or participation shall not affect the rights and duties of the selling Lender hereunder to the Borrowers and the Agent and the Lender shall continue to exercise all approvals, disapprovals and other functions of a Lender, (c) the only rights granted to the participant pursuant to such participation arrangements with respect to waivers, amendments or modifications of, or approvals under, the Loan Documents shall be the rights to approve waivers, amendments or modifications that would reduce the principal of or the interest rate on any Loans, extend the term or increase the amount of the Commitment of such Lender as it relates to such participant, reduce the amount of any fees to which such participant is entitled or extend any regularly scheduled payment date for principal or interest, and
(d) no participant shall have the right to grant further participations or assign its rights, obligations or interests under such participation to other Persons without the prior written consent of the Agent.
     Section 18.6. Pledge by Lender. Notwithstanding any other provision of this Agreement, any Lender at no cost to the Borrowers may at any time pledge all or any portion of its interest and rights under this Agreement (including all or any portion of its Notes) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C.
Section 341. No such pledge or the enforcement thereof shall release the pledgor Lender from its obligations hereunder or under any of the other Loan Documents.
     Section 18.7. No Assignment by Borrowers. None of the Borrowers shall assign or transfer any of its rights or obligations under any of the Loan Documents without prior Unanimous Lender Approval.
     Section 18.8. Disclosure. The Borrowers agree that, in addition to disclosures made in accordance with standard banking practices, any Lender may disclose information obtained by such Lender pursuant to this Agreement to assignees or participants and potential assignees or participants hereunder; provided that such assignees or potential assignees shall be Eligible Assignees. Any such disclosed information shall be treated by any assignee or participant with the same standard of confidentiality set forth in Section 7.10 hereof.
     Section 18.9. Syndication. The Borrowers acknowledge that the Agent intends, and shall have the right, by itself or through its Affiliates, to syndicate or enter into co-lending arrangements with respect to a portion of the Term Loan and the Total Commitment pursuant to this Section 18, and the Borrowers agree to cooperate with the Agent's and its Affiliate's syndication and/or co-lending efforts, such cooperation to include, without limitation, the provision of information reasonably requested by potential syndicate members.
     Section 19. NOTICES, ETC. Except as otherwise expressly provided in this Agreement, all notices and other communications made or required to be given pursuant to this Agreement or the Notes shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier, or sent by facsimile and confirmed by delivery via courier or postal service, addressed as follows:
          (a) if to any Borrower or any Guarantor, to the Borrower Representative at Sovran Self Storage, Inc., 5166 Main Street, Williamsville, New York 14221, Attention:
     Mr. David L. Rogers, Chief Financial Officer, with a copy to Phillips, Lytle, Hitchcock, Blaine & Huber LLP, One Marine Midland Center, Buffalo, New York 14203, Attention: Mr. Frederick G. Attea, or to such other address for notice as the Borrower Representative or any Guarantor shall have last furnished in writing to the Agent;
          (b) if the Agent, at 111 Westminster Street, Mail Code RI-MO-215, Providence, Rhode Island 02903, Attention: Mark
     E. Dalton, Senior Vice President, or such other address for notice as Fleet shall have last furnished in writing to the Borrowers, with a copy to Paul M. Vaughn, Esq., Bingham Dana LLP, 150 Federal Street, Boston, Massachusetts 02110, or at such other address for notice as Fleet shall last have furnished in writing to the Person giving the notice; and additionally, for any Completed Loan Request, Continuation/Conversion Notice, or Repayment Notice, to Agency Services, Fleet Corporate Administration, Mail Stop MA-OF-DO5P, One Federal Street, Boston, Massachusetts 02110,
     Attention: Timothy J. Callahan, Senior Loan Administrator;
     and
          (c) if to any Lender, at such Lender's address set forth on Schedule 1 hereto, or such other address for notice as such Lender shall have last furnished in writing to the Person giving the notice.
     Any such notice or demand shall be deemed to have been duly given or made and to have become effective (i) if delivered by hand, overnight courier or facsimile to the party to which it is directed, at the time of the receipt thereof by such party or the sending of such facsimile with electronic confirmation of receipt and (ii) if sent by registered or certified first-class mail, postage prepaid, on the fifth Business Day following the mailing thereof.
     Section 20. GOVERNING LAW; CONSENT TO JURISDICTION AND SERVICE. THIS AGREEMENT AND EACH OF THE OTHER LOAN DOCUMENTS, EXCEPT AS OTHERWISE SPECIFICALLY PROVIDED THEREIN, ARE CONTRACTS UNDER THE LAWS OF THE STATE OF NEW YORK AND SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AND THE GUARANTORS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS OR THE GUARANTORS BY MAIL AT THE ADDRESS SPECIFIED IN Section 19. THE BORROWERS AND EACH OF THE GUARANTORS HEREBY WAIVES ANY OBJECTION THAT EITHER OF THEM MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY

SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN
INCONVENIENT COURT.
     Section 21. HEADINGS. The captions in this Agreement are for convenience of reference only and shall not define or limit the provisions hereof.
     Section 22. COUNTERPARTS. This Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.
     Section 23. ENTIRE AGREEMENT, ETC. The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated, except as provided in Section 25.
     Section 24.  WAIVER OF JURY TRIAL AND CERTAIN DAMAGE
CLAIMS. EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS, EACH OF THE GUARANTORS, THE AGENT AND EACH OF THE LENDERS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ITS RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE TERM NOTES OR ANY OF THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS AND EACH OF THE GUARANTORS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT ANY OF THEM MAY HAVE TO CLAIM OR RECOVER IN ANY LITIGATION REFERRED TO IN THE PRECEDING SENTENCE ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. EACH OF THE BORROWERS AND THE GUARANTORS (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY LENDER OR THE AGENT HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH LENDER OR THE AGENT WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (B) ACKNOWLEDGE THAT THE AGENT AND THE LENDERS HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS TO WHICH THEY ARE PARTIES BY, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS CONTAINED HEREIN.
     Section 25. CONSENTS, AMENDMENTS, WAIVERS, ETC. Except as otherwise expressly provided in this Agreement, any consent or approval required or permitted by this Agreement may be given, and any term of this Agreement or of any of the other Loan Documents may be amended, and the performance or observance by any Borrower or any Guarantor of any terms of this Agreement or the other Loan Documents or the continuance of any default, Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Required Lenders.

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

                    SOVRAN SELF STORAGE, INC.


                    By:/s/ David Rogers
                    Name:  David Rogers
                    Title: Chief Financial Officer


                    SOVRAN ACQUISITION LIMITED
                    PARTNERSHIP

                    By:  Sovran Holdings Inc.,
                      its general partner


                    By:/s/ David Rogers
                    Name:  David Rogers
                    Title: Chief Financial Officer


                         FLEET NATIONAL BANK,
                         individually and as Agent


                         By:/s/ Mark E. Dalton
                         Name:  Mark E. Dalton
                         Title: Senior Vice President


                         MANUFACTURERS AND TRADERS TRUST COMPANY


                         By:/s/ Paul T. Pitman
                         Name:  Paul T. Pitman
                         Title: Vice President


                         PNC BANK, NATIONAL ASSOCIATION


                         By:/s/ Randall Cornelius
                         Name:  Randall Cornelius
                         Title: Commercial Banking Officer


                         USTRUST


                         By:/s/ James P. McGoldrick
                         Name:  James P. McGoldrick
                         Title: Vice President

                         CITIZENS BANK OF RHODE ISLAND


                         By:/s/ Lawrence S. Hershoff
                         Name:  Lawrence S. Hershoff
                         Title: Vice President

                                Schedule 1



Lender                        Commitment Amount   Commitment Percentage
______                        _________________   _____________________

Fleet National Bank
One Federal Street
Boston, MA  02110                $17,500,000           23.33%

Manufacturers and Traders
Trust Company
One Fountain Plaza, 12th Floor
Buffalo, NY  14203               $17,500,000           23.33%

PNC Bank, National Association
One PNC Plaza
249 Fifth Avenue
Real Estate Banking
Pittsburgh, PA  15222            $15,000,000              20%

USTrust
40 Court Street
Boston, MA  02108                $12,500,000           16.67%

Citizens Bank of Rhode Island
One Citizens Plaza
Providence, RI  02903-1339       $12,500,000           16.67%

TOTAL                            $75,000,000             100%

                                                  Exhibit A


                            TERM NOTE

$__________December 22, 1998
     FOR VALUE RECEIVED, the undersigned SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran"), and the undersigned SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), hereby jointly and severally promise to pay to the order of FLEET NATIONAL BANK, a national banking association ("Fleet"):
          (a) prior to or on the Maturity Date the principal amount of __________ Dollars ($__________) which principal amount is the portion of the Term Loan advanced by Fleet to the Borrowers pursuant to the Term Loan Agreement, dated as of December 22, 1998 (as amended and in effect from time to time, the "Term Loan Agreement") among the Borrowers and Fleet; and
          (b) interest on the principal balance hereof from time to time outstanding at the times and at the rate or rates provided in the Term Loan Agreement and any other sums or fees due thereunder.
     This Note evidences borrowings under and has been issued by the Borrowers in accordance with the terms of the Term Loan Agreement. Fleet and any holder hereof pursuant to the Term Loan Agreement or by operation of law is entitled to the benefits of the Term Loan Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Term Loan Agreement.
     The Borrowers irrevocably authorize Fleet to make or cause to be made, at or about the time of the Drawdown Date of the Term Loan or at the time of receipt of any payment of principal of this Note, an appropriate notation on the grid attached to this Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Term Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Term Loan set forth on the grid attached to this Note, or the continuation of such grid, or any other similar record, including computer records, maintained by Fleet with respect to the Term Loan shall be prima facie evidence of the principal amount thereof owing and unpaid to Fleet, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrowers hereunder or under the Term Loan Agreement to make payments of principal of and interest on this Note when due to the extent of the unpaid principal and interest amount as of any date of determination.

     The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Term Loan Agreement.
     If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon and any other charges or amounts due under any of the Loan Documents may become or be declared due and payable in the manner and with the effect provided in the Term Loan Agreement.
     No delay or omission on the part of Fleet or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of Fleet or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.
     The Borrowers and every endorser and guarantor of this Note or the obligations represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.
     THIS NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS NOTE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN Section 12.4 OF THE TERM LOAN AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.
     This Note shall be deemed to take effect as a sealed instrument under the laws of the State of New York.

     IN WITNESS WHEREOF, each of the undersigned has caused this Term Note to be sealed and signed in its corporate or partnership name by its duly authorized officer as of the day and year first above written.

                              SOVRAN SELF STORAGE, INC.
WITNESS:

_________________________     By: ______________________________
  Name:
  Title:



                              SOVRAN ACQUISITION LIMITED
                              PARTNERSHIP

                              By: Sovran Holdings Inc., its
                                  general partner
WITNESS:

_________________________     By: ______________________________
                                  Name:
                                  Title:

                         Amount of        Balance of
          Amount         Principal Paid   Principal    Notation
Date      of Term Loan   or Prepaid       Unpaid       Made By:
_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

_________________________________________________________________

                                                  Exhibit B

                        Form of Guaranty
                           (attached)

                                                  Exhibit C


           [Form of Notice of Continuation/Conversion]


Fleet National Bank, as Agent      Fleet National Bank, as Agent
111 Westminster Street             Agency Service
RI-MO-2151                         Fleet Corporation Administration
Providence, Rhode Island  02902    Mail Stop:  MAOFD05P
Attn:  Mark E. Dalton              One Federal Street
Senior Vice President              Boston, Massachusetts  02110
                                   Attn:  Timothy J. Callahan
                                   Senior Loan Administrator

Gentlemen:

     Reference is made to that certain Term Loan Agreement dated as of December 22, 1998 (such agreement, as it may be or may have been amended, restated, supplemented or otherwise modified from time to time, the "Term Loan"; capitalized terms used herein without definition shall have the respective meanings assigned to those terms in the Term Loan Agreement) among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, the institutions from time to time party thereto as Lenders and Fleet National Bank, as Agent. The Borrowers hereby give you notice pursuant to Section 2.6 of the Term Loan Agreement for the Loans specified below that they elect to:

     1. [Continue as LIBOR Rate Loans $_________ in aggregate principal amount of the outstanding LIBOR Rate Loans, the current
Interest Period of which ends of _________, ____].

     Convert to [Prime Rate Loans] [LIBOR Rate Loans] $__________ in aggregate principal amount of the outstanding [LIBOR Rate
Loans], [Prime Rate Loans] the current Interest Period of which ends of ________].

     2.   The date for such [continuation] [conversion] shall be
_______________.

     3.   [The Interest Period for such continued or converted
(as applicable) LIBOR Rate Loans is requested to be [a
_____________ month period].

     The Borrower Representative hereby certifies to the Agent and each of the Lenders on behalf of each Borrower that it is authorized to execute this notice on behalf of the Borrowers, no Default or Event of Default has occurred and is continuing, on the date hereof there are no other prohibitions under the Term

Loan Agreement to the requested [conversion/continuation], the requested [conversion/continuation] is in accordance with the provisions of Section 2.6 of the Term Loan Agreement.

     Executed as of this _____ day of ____________, ____.

                              SOVRAN SELF STORAGE, INC.


                              By:
                                 Name:
                                 Title:

                                             Exhibit D-1

                     COMPLIANCE CERTIFICATE
                   OF CHIEF FINANCIAL OFFICER

                  (Sovran Financial Statements)

     The undersigned Chief Financial Officer of Sovran Self
Storage, Inc., ("Sovran") HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 7.4(c) of the Term Loan Agreement dated as of December 22, 1998 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Term Loan Agreement.

     As required by Section 7.4(c) of the Term Loan Agreement, the consolidated (and consolidating, if required under the Term Loan Agreement) financial statements of Sovran and its respective subsidiaries (as defined in the Term Loan Agreement) for the [year] [quarter] ended ______, ____ (the "Financial Statements") prepared in accordance with GAAP (subject, in the case of quarterly statements, to year-end adjustments none of which are anticipated to be materially adverse, except as specifically disclosed in this compliance certificate) accompany this Compliance Certificate. The Financial Statements present fairly the financial position of Sovran and its subsidiaries as at the date thereof and the results of operations of Sovran and its subsidiaries for the period covered thereby.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Term Loan Agreement, all of which data and computations, to the knowledge and belief of the chief financial officer executing and delivering this Compliance Certificate on behalf of Sovran, as Borrower
Representative (the "Chief Financial Officer"), are true, complete and correct.

     The activities of Sovran and its subsidiaries during the period covered by the Financial Statements have been reviewed by the Chief Financial Officer and/or by employees or agents under his immediate supervision. Based upon such review, during the period covered by the Financial Statements, and as of the date of this Certificate, no Default or Event of Default has occurred and is continuing, except as specifically disclosed in this compliance certificate.

     The Chief Financial Officer certifies that he is authorized to execute and deliver this Compliance Certificate on behalf of Sovran, as Borrower Representative.

     Executed as of this __ day of ___________, ____.


                         SOVRAN SELF STORAGE, INC.


                         By: ______________________________
                             Name:
                             Title:

                                                  Exhibit D-2

                     COMPLIANCE CERTIFICATE
                   OF CHIEF FINANCIAL OFFICER

                   (SALP Financial Statements)

     The undersigned Chief Financial Officer of Sovran
Acquisition Limited Partnership ("SALP") HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 7.4(c) of the Term Loan Agreement dated as of December 22, 1998 among SALP, Sovran Self Storage, Inc. (together with SALP, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Term Loan Agreement.

     As required by Section 7.4(c) of the Term Loan Agreement, financial statements of SALP and its subsidiaries (as defined in the Term Loan Agreement) for the [year] [quarter] ended ______, ____ (the "Financial Statements") prepared in accordance with GAAP (subject, in the case of quarterly statements, to year-end adjustments none of which are anticipated to be materially adverse, except as specifically disclosed in this compliance certificate) accompany this compliance certificate. The Financial Statements delivered herewith present fairly the financial position of SALP and its subsidiaries as at the date thereof and the results of operations of SALP and its subsidiaries for the period covered thereby.

     The activities of SALP and its subsidiaries during the period covered by the Financial Statements have been reviewed by the chief financial officer of SALP and/or by employees or agents under his immediate supervision. Based upon such review, during the period covered by the Financial Statements, and as of the date of this compliance certificate, no Default or Event of Default has occurred and is continuing, except as specifically disclosed in this compliance certificate.

     The undersigned Chief Financial Officer of SALP certifies that he is authorized to execute and deliver this compliance certificate on behalf of SALP.

     Executed as of this __ day of ___________, ____.


                              SOVRAN ACQUISITION LIMITED
                              PARTNERSHIP

                              By: Sovran Holdings Inc., its
                              general partner


                              By: ______________________________
                                  Name:
                                  Title:

                                             Exhibit D-3

                     COMPLIANCE CERTIFICATE
                   OF CHIEF FINANCIAL OFFICER

                  (Incurrence of Indebtedness)

     The undersigned, being the Chief Financial Officer of Sovran
Self Storage, Inc. ("Sovran" and together with Sovran Acquisition
Limited Partnership, collectively referred to herein as the "Borrowers"), HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section
8.1 of the Term Loan Agreement dated as of December 22, 1998 among the Borrowers, Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and
Schedule 1 attached hereto have the meanings given them in the Term Loan Agreement.

     The Borrowers hereby give the Agent notice that a Borrower, a Guarantor or a Subsidiary plans to incur Indebtedness for borrowed money which will cause the aggregate amount of Indebtedness for borrowed money incurred since delivery of the most recent compliance certificate to exceed $5,000,000.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9.1, Section 9.2, Section 9.3 and
Section 9.11 of the Term Loan Agreement on a pro forma basis after giving effect to such Indebtedness for borrowed money, all of which data and computations, to the best knowledge and belief of the chief financial officer executing and delivering this compliance certificate on behalf of Sovran, as Borrower Representative (the "Chief Financial Officer"), are true, complete and correct.

     The activities of the Borrower, the Guarantor or the Subsidiary, as applicable, have been reviewed by the Chief Financial Officers and/or by employees or agents under his immediate supervision. The Chief Financial Officer certifies that he is authorized to execute and deliver this compliance certificate on behalf of Sovran, as Borrower Representative.

     Executed as of this __ day of ___________, ____.


                              SOVRAN SELF STORAGE, INC.


                              By: ______________________________
                                  Name:
                                  Title:

                                             Exhibit D-4

                    COMPLIANCE CERTIFICATE OF
               [CHIEF FINANCIAL OFFICER/TREASURER]

            (Merger, Consolidation or Reorganization)

     The undersigned, being the [Chief Financial
Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran"),
HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 8.4(a) of the Term Loan Agreement dated as of December 22, 1998 among Sovran, Sovran Acquisition Limited Partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Term Loan Agreement.

     The undersigned hereby gives the Agent notice that a Borrower, a Guarantor, an Operating Subsidiary or a wholly-owned
Subsidiary plans to become a party to a merger, consolidation or reorganization requiring a compliance certificate under Section
8.4(a) of the Term Loan Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Term Loan Agreement on a pro forma basis, all of which data and computations, to the best knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate (the "[Chief Financial Officer/Treasurer]"), are true, complete and correct. Furthermore, the undersigned certifies that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

     The activities of the Borrower, the Guarantor, the Operating Subsidiary or the wholly-owned Subsidiary, as applicable, have been reviewed by the [Chief Financial Officer/Treasurer] and/or by employees or agents under his immediate supervision. The [Chief Financial Officer/Treasurer] certifies that he is authorized to execute and deliver this compliance certificate on behalf of the Borrower Representative.

     Executed as of this __ day of ___________, ____.

                              SOVRAN SELF STORAGE, INC.

                              By: ______________________________
                                  Name:
                                  Title:

                                                  Exhibit D-5

                    COMPLIANCE CERTIFICATE OF
               [CHIEF FINANCIAL OFFICER/TREASURER]

             (Disposition of Unencumbered Property)

     The undersigned [Chief Financial Officer/Treasurer] of
Sovran Self Storage, Inc. ("Sovran") HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 8.4(b)(i) or Section 8.4(b)(ii) of the Term Loan Agreement dated as of December 22, 1998 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Sovran, as Borrower Representative hereby gives the Agent notice of the intention of a Borrower, a Guarantor, an Operating Subsidiary or a wholly-owned Subsidiary to Sell or to grant an Indebtedness Lien on an Unencumbered Property or other asset pursuant to Section 8.4(b)(i) or Section 8.4(b)(ii) of the Term Loan Agreement. Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings described in the Term Loan Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Term Loan Agreement on a pro forma basis after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, all of which data and computations, to the knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate on behalf of Sovran (the "[Chief Financial Officer"/"Treasurer]"), are true, complete and correct.

     The activities of the Borrowers, the Guarantor, the Operating Subsidiary or the wholly-owned Subsidiary, as applicable, have been reviewed by the [Chief Financial
Officer/Treasurer] and/or by employees or agents under his immediate supervision. Based upon such review, to the best knowledge and belief of the [Chief Financial Officer/Treasurer],

[(for Section 8.4(b)(i)) both before and after giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default exists or will exist under any Loan Document.]

[(for Section 8.4(b)(ii)) before giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Event of Default exists under any Loan Document; provided, that if such Sale or Indebtedness Lien is to be made while a Default is continuing, such Sale or Indebtedness Lien (together with other Sales and Indebtedness

Liens) will cure the Default before it becomes an Event of Default; and if multiple Sales or Indebtedness Liens are contemplated, the Borrowers shall apply the net proceeds of each Sale or Indebtedness Lien to the repayment of the Term Loans until such Default has been fully cured. After giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default will exist under any Loan Document.]

     The [Chief Financial Officer/Treasurer] certifies that he is authorized to execute and deliver this Compliance Certificate on behalf of Sovran, as Borrower Representative.

     Executed as of this __ day of ___________, ____.


                              SOVRAN SELF STORAGE, INC.


                              By: ______________________________
                                  Name:
                                  Title:

                                             Exhibit D-6

                     COMPLIANCE CERTIFICATE
                   OF CHIEF FINANCIAL OFFICERS

                       (Closing Condition)

     Each of the undersigned, being the Chief Financial Officers of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition
Limited Partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers"), HEREBY
CERTIFIES THAT:

     This Compliance Certificate is furnished pursuant to Section
10.14 of the Term Loan Agreement dated as of December 22, 1998 among the Borrowers, Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and
Schedule 1 attached hereto have the meanings given them in the Term Loan Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Term Loan Agreement, all of which data and computations, to the best knowledge and belief of the chief financial officers executing and delivering this compliance certificate on behalf of the Borrowers (the "Chief Financial Officers"), are true, complete and correct.

     Each of the Chief Financial Officers hereby certifies, in accordance with the provisions of Section 10.14 of the Term Loan Agreement, that the representations and warranties of the Borrowers contained in the Term Loan Agreement and in each document and instrument delivered pursuant to or in connection therewith are true as of the date hereof and that no Default or Event of Default has occurred and is continuing on the date hereof.

     Each of the Chief Financial Officers certifies that he is authorized to execute and deliver this compliance certificate on behalf of Sovran or SALP, as the case may be.

     Executed as of this __ day of ___________, 19__.

SOVRAN SELF STORAGE, INC.     SOVRAN ACQUISITION LIMITED
PARTNERSHIP

                              By: Sovran Holdings Inc., its
                              general partner

By: ________________________  By: ______________________________
    Name:                         Name:
    Title:                        Title:

                                                  Exhibit E

                     COMPLIANCE CERTIFICATE
                   OF CHIEF FINANCIAL OFFICERS

             (Closing Condition for Second Closing)

     Each of the undersigned, being the Chief Financial Officers of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition
Limited Partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers"), HEREBY
CERTIFIES THAT:

     This Compliance Certificate is furnished pursuant to Section
11.4 of the Term Loan Agreement dated as of December 22, 1998 among the Borrowers, Fleet National Bank, individually and as Agent, certain other Lenders and other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and
Schedule 1 attached hereto have the meanings given them in the Term Loan Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Term Loan Agreement, all of which data and computations, to the best knowledge and belief of the chief financial officers executing and delivering this compliance certificate on behalf of the Borrowers (the "Chief Financial Officers"), are true, complete and correct.

     Each of the Chief Financial Officers hereby certifies, in accordance with the provisions of Section 11.4 of the Term Loan Agreement, that the representations and warranties of the Borrowers contained in the Term Loan Agreement and in each document and instrument delivered pursuant to or in connection therewith are true as of the date hereof and that no Default or Event of Default has occurred and is continuing on the date hereof.

     Each of the Chief Financial Officers certifies that he is authorized to execute and deliver this compliance certificate on behalf of Sovran or SALP, as the case may be.

     Executed as of this __ day of ___________, 19__.


SOVRAN SELF STORAGE, INC.     SOVRAN ACQUISITION LIMITED
PARTNERSHIP

                              By: Sovran Holdings Inc., its
                              general partner

By: _______________________   By: ______________________________
    Name:                         Name:
    Title:                        Title:

                                                  Exhibit F


          [Form of Assignment and Assumption Agreement]
               ASSIGNMENT AND ASSUMPTION AGREEMENT


               Dated as of _____________ ___, 19__


     Reference is made to the Term Loan Agreement, dated as of December 22, 1998 (as amended and in effect from time to time, the "Term Loan Agreement"), among Sovran Self Storage, Inc. ("Sovran"), Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, as agent (the "Agent"), the lending institutions referred to therein as Lenders (the "Lenders") and other parties as stated therein. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Term Loan Agreement.

     ____________________________________ (the "Assignor") and
______________________ (the "Assignee") agree as follows:

     1. Assignment. Subject to the terms and conditions of this Assignment and Assumption Agreement and Section 18.1 and Section
18.2 of the Term Loan Agreement, the Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes without recourse to the Assignor, a $____________ interest in and to the rights, benefits, indemnities and obligations of the Assignor under the Term Loan Agreement equal to ______% in respect of the Total Commitment immediately prior to the Effective Date (as hereinafter defined).

     2. Assignor's Representations. The Assignor (i) represents and warrants that (A) it is legally authorized to enter into this Assignment and Assumption Agreement, (B) as of the date hereof, its Commitment is $__________, its Commitment Percentage is ________% and the aggregate outstanding principal balance of its Term Loans equals $__________ (in each case without giving effect to the assignment contemplated hereby or any other contemplated assignments which have not yet become effective), and (C) immediately after giving effect to all assignments which have not yet become effective, the Assignor's Commitment Percentage will be sufficient to give effect to this Assignment and Assumption Agreement, (ii) makes no representation or warranty, express or implied, and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Term Loan Agreement or any of the other Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Term Loan Agreement, the other Loan Documents or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder free and clear of any claim or encumbrance; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by the Borrowers or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations of any of its obligations under the Term Loan Agreement or any of the other Loan Documents or any other instrument or document delivered or executed pursuant thereto; and (iv) has delivered to the Agent for return to the Borrowers the Note(s) delivered to it under the Term Loan Agreement and requests that the Borrower exchange such Note(s) for new Note(s) payable to each of the Assignor and Assignee as follows:

     Note Payable to
      the Order of:      Amount of Note

     [Name of Assignor]  [($________)]
     [Name of Assignee]  [($________)]

     3. Assignee's Representations. The Assignee (i) represents and warrants that (A) it is duly and legally authorized to enter into this Assignment and Assumption Agreement, (B) the execution, delivery and performance of this Assignment and Assumption Agreement do not conflict with any provision of law or of the charter or by-laws of the Assignee, or of any agreement binding on the Assignee, (C) all acts, conditions and things required to be done and performed and to have occurred prior to the execution, delivery and performance of this Assignment and Assumption Agreement, and to render the same the legal, valid and binding obligation of the Assignee, enforceable against it in accordance with its terms, have been done and performed and have occurred in due and strict compliance with all applicable laws;
(ii) confirms that it has received a copy of the Term Loan Agreement, together with copies of the most recent financial statements delivered pursuant to Sections 6.4 and 7.4 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption Agreement; (iii) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Lenders and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Term Loan Agreement; (iv) represents and warrants that it is an Eligible Assignee; (v) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Term Loan Agreement and the other Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Term Loan Agreement are required to be performed by it as a Lender.

     4. Effective Date. The effective date for this Assignment and Assumption Agreement shall be _______ ___, 19__ (the "Effective Date"). Following the execution of this Assignment and Assumption Agreement, each party hereto shall deliver its duly executed counterpart hereof to the Agent for acceptance by the Agent and recording in the Register by the Agent.

     5. Rights Under Term Loan Agreement. Upon such acceptance and recording, from and after the Effective Date, (i) the Assignee shall be a party to the Term Loan Agreement and, to the extent provided in this Assignment and Assumption Agreement, have the rights and obligations of a Lender thereunder, and (ii) the Assignor shall, with respect to that portion of its interest under the Term Loan Agreement assigned hereunder, relinquish its rights and be released from its obligations under the Term Loan Agreement; provided, however, that the Assignor shall retain its rights to be indemnified pursuant to Section 16 of the Term Loan Agreement with respect to any claims or actions arising prior to the Effective Date.

     6. Payments. Upon such acceptance of this Assignment and Assumption Agreement by the Agent and such recording, from and after the Effective Date, the Agent shall make all payments in respect of the rights and interests assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and the Assignee shall make any appropriate adjustments in payments for periods prior to the Effective Date by the Agent or with respect to the making of this assignment directly between themselves.

     7.  Governing Law.  THIS ASSIGNMENT AND ASSUMPTION AGREEMENT
IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT TO BE GOVERNED
BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF
NEW YORK (WITHOUT REFERENCE TO CONFLICT OF LAWS).

     8. Counterparts. This Assignment and Assumption Agreement may be executed in any number of counterparts which shall together constitute but one and the same agreement.

     IN WITNESS WHEREOF, intending to be legally bound, each of the undersigned has caused this Assignment and Assumption
Agreement to be executed on its behalf by its officer thereunto duly authorized, as of the date first above written.

                              ASSIGNOR:

                              _________________________________


                              By: ______________________________
                                  Name:
                                  Title:

                              ASSIGNOR:

                              _________________________________


                              By: ______________________________
                                  Name:
                                  Title:


                              FLEET NATIONAL BANK, as Agent


                              By: ______________________________
                                  Name:
                                  Title:

                                             Exhibit G

                   [Form of Term Loan Request]

Fleet National Bank
111 Westminster Street
RI-MO-215
Providence, Rhode Island  02902

Attn:     Mark E. Dalton
          Vice President


                        TERM LOAN REQUEST

     This Loan Request is made pursuant to Section 2.2 of the Term Loan Agreement, dated as of December 22, 1998, among Sovran Self Storage, Inc., a Maryland corporation ("Sovran"), Sovran Acquisition Limited Partnership, a Delaware limited partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank (as the same may now or hereafter be amended from time to time, the "Term Loan Agreement"). Unless otherwise defined herein, the terms used in this Loan Request have the meanings given them in the Term Loan Agreement.

1.  Sovran, as Borrower Representative hereby requests a Term
Loan in the principal amount of $_______________.

2.  The proposed Drawdown Date of the Term Loan is:

    _________ ____, 19__

3. The Interest Period requested for the Term Loan requested in this Loan Request (if any) is:

    ___________________

4. The Type of Term Loan being requested in this Loan Request is:

    _____ Prime Rate Loan
    _____ LIBOR Rate Loan

     WITNESS my hand this ___ day of _______, 19__.


                              SOVRAN SELF STORAGE, INC.


                              By: ______________________________
                                  Name:
                                  Title:

                           Exhibit 13
an Self Storage, Inc. is a real estate investment trust (REIT), that owns, acquires, develops and manages self-storage facilities.

At December 31, 1998, Sovran owned and operated over 200 facilities, making it one of the largest self-storage operators in the country.

The Company provides convenient, low cost storage space to over 80,000 commercial and residential customers, primarily in the Eastern United States and Texas.

Sovran's common shares are traded on the New York Stock Exchange under the symbol "SSS".

The Company maintains two interactive websites at www.sovranss.com www.unclebobsselfstorage.com

Financial Highlights
Amounts in thousands, except share, per share and property data.

ting Data                   1998          1997        1996        1995*
                            ____          ____        ____        ____

Revenues                  $69,360       $49,354     $33,597     $22,474
Net Operating Income***    49,908        35,691      24,471      16,311
Funds From Operations
  (FFO)**                  33,932        29,487      19,793       9,904
FFO per share (diluted)     $2.76         $2.49       $2.37           *
Net income per share
  (diluted)                 $1.91         $1.96       $1.87           *
Dividends declared
  per common share          $2.20         $2.12       $2.05           *

Balance Sheet Data
Investment in property,
  at cost                $502,502      $333,036    $220,711    $159,461
Debt                     $190,059       $39,559          $0      $5,000
Common shares
  outstanding          12,312,756    12,221,121  10,706,671   7,542,171

Property Data
Number of stores              205           155         111          82
Net rentable
  square feet          11,600,000     8,300,000   5,823,000   4,309,000


* 1995 results shown pro-forma since the Company did not begin operations until June 26, 1995. Per share computations are not applicable.

**   Funds from operations ("FFO") means income (loss) before minority interest and extraordinary item (computed in accordance with GAAP) adjusted as follows: (i) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs, (ii)plus significant non-recurring events (unsuccessful debt offering costs in 1998), and (iii) less FFO attributable to minority interest. FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Company. FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay dividends.

*** Net operating income is defined as revenues less property operations and maintenance and real estate taxes.

TO OUR SHAREHOLDERS


     as a year of great accomplishment for Sovran Self Storage, Inc. We added 50 outstanding properties to our portfolio, more than we acquired in any other year. We entered four new markets, and greatly expanded our presence in 18 others. So as to better service our customers, we upgraded 51 of our stores, providing increased security, convenience and amenities. A program of "expanding and enhancing" our portfolio was implemented during the year, and by the end of 1999, we will have added buildings, parking spaces and/or climate control to 33 stores, further increasing their value.

     Occupancy remained strong at over 86%, and revenues increased by 40%. Net operating income also increased 40% over 1997's level. This growth was accomplished while maintaining strong discipline and control over our asset base, adding experienced management personnel and upgrading systems where required. Of great potential impact was the formation of a separate corporate marketing group that will initiate and coordinate sales to national corporate clients.

     The Company attained an investment grade rating on its corporate debt during 1998, and implemented a dividend reinvestment plan and stock repurchase program. These initiatives allow Sovran to expand its shareholder base, take advantage of fluctuating capital market conditions, and better manage its equity needs. New financing was also procured; a $75 million unsecured term note was negotiated, providing the Company with increased liquidity at lower cost. Sovran's balance sheet remains strong and flexible; at year end, its debt to market capitalization was only 36%, and virtually all of its assets were unencumbered.

     Customer awareness of self-storage continues to grow.
Demand for space outpaced supply in most markets in 1998, allowing for rate increases and property expansion. While there are some pockets of increased building, we expect solid increases in rents and yield throughout our portfolio in 1999.

     The industry remains fragmented in terms of property ownership. There are over 26,000 self-storage facilities throughout the United States. We and the other three storage REIT's control just 8% of these facilities; the opportunity for growth and profit is considerable.

     We continue to build Sovran on the strength of sound real estate fundamentals and business practices. We believe we are in the right industry at the right time, and that we have the personnel, the structure and the strategy to create wealth and value for you, our fellow shareholders.


Robert J. Attea                         Kenneth F. Myszka
Chairman and Chief                      President and Chief
  Executive Officer                       Operating Officer

THE INDUSTRY

     torage facilities are commercial rental properties that provide customers with individual storage units ranging in size from 16 sq. ft. to 600 sq. ft. The buildings are typically one story metal or cinderblock structures with concrete floors and roll-up doors. The most efficient storage properties have 40,000 to 80,000 sq. ft. of storage space encompassing 400 to 800 self contained storage units.

Self-storage provides its customers with:
-  convenience
-  affordability
-  security
-  lack of long-term commitment
-  flexibility

     Customers use self-storage for a variety of reasons, usually driven by a mode of change. Relocation, attending college, divorce, reducing home size, death, business expansion, business downsizing, and military reassignments are all occasions to store furnishings, inventories and personal possessions. There are also many customers who use self-storage as an extension of their living space, notably apartment dwellers and homeowners, particularly in the Southeast and Southwest, where houses are often constructed without basements, attics or garages. Commercial customers have become a fast growing and important segment of the tenant base; subcontractors' building supplies, pharmaceutical representatives' samples, retailers' seasonal inventory and distributors' merchandise can all be stored conveniently and economically at professionally operated storage facilities.

Quality self-storage facilities exhibit the following characteristics:
- well located; high visibility
- wide aisles; easy access
- commercial tenant services
- security,  auto entry
- full time manager/leasing agent

Ownership of the more than 26,000 self-storage facilities in the United States remains very fragmented. Sovran and three other REIT's comprise but 8% of the ownership of these properties. There are a few privately owned companies who operate storage facilities, but by far the great majority of properties are owned by individuals, families and small partnerships who control three or fewer facilities.

Distribution of Properties as of December 31, 1998

            #
State        Properties    %    Sq. Feet    %   # of Units    %
_____        __________   __    ________   __   __________   __

Alabama           7      3.4     383,940   3.3     2,794     2.7
Connecticut       3      1.5     122,085   1.1       951     0.9
Florida          45     22.0   2,723,832  23.7    26,216    25.4
Georgia          20      9.8   1,062,237   9.2     8,797     8.5
Louisiana         2      1.0     117,555   1.0       858     0.8
Maryland          4      2.0     162,465   1.4     1,935     1.9
Massachusetts     6      2.9     263,950   2.3     2,382     2.3
Michigan          6      2.9     428,891   3.7     4,348     4.2
Mississippi       4      2.0     200,148   1.7     1,553     1.5
New Hampshire     1      0.5      62,825   0.5       547     0.5
New York          9      4.4     490,504   4.2     4,213     4.1
North Carolina   15      7.3     750,744   6.5     7,199     7.0
Ohio             18      8.8   1,028,250   8.9     8,695     8.4
Pennsylvania      7      3.4     399,040   3.5     3,169     3.1
Rhode Island      2      1.0     111,645   1.0     1,064     1.0
South Carolina    7      3.4     336,157   2.9     2,724     2.6
Tennessee         4      2.0     209,140   1.8     1,714     1.7
Texas            27     13.0   1,689,812  14.6    14,517    14.0
Virginia         18      8.7   1,024,815   8.7     9,668     9.4
                ___    _____  __________ _____   _______   _____
                205    100.0  11,568,035 100.0   103,344   100.0

SOVRAN OPERATIONS IN 1998

     Much was accomplished operationally at Sovran during the past year. Our streamlined acquisition team, the recently centralized property management group and a talented staff of financial and MIS experts combined with our 205 store managers to achieve record revenues and profits.

During 1998 we:
-    Increased revenues by over 40%
-    Increased Net Operating Income by 40% on overall margins of
     72%
-    Acquired 50 new stores at a cost of $157 million
-    Expanded into two new states and four new markets
- Significantly improved 51 stores, implementing a new color scheme, better signage and enhanced curb appeal
- Began an expansion and enhancement program to add more rental space, climate control and parking spaces to many of our facilities.
- Initiated a national marketing program, providing customized rental packages to customers who have need for storage space in multiple markets.

A big part of our growth is a result of integrating newly acquired stores into our operating system as quickly as possible. The value of the new acquisitions is significantly enhanced when Company marketing techniques, expense reductions and MIS and accounting controls are implemented. Further, after Sovran personnel have operated the property for a six to nine month period, market trends and customer needs can be ascertained, and acan be developed to expand and enhance the store accordingly. Sovran has added almost 100 stores to its portfolio in the past two years, and is ready to exploit the latent market potential of many of them in 1999.

     Sovran's growth in 1998, and indeed, since its initial public offering in 1995, has been achieved under the aegis of fiscal discipline and control. Capital is a precious commodity to both the Company and to our shareholders; we manage it carefully and apply it prudently.

To maintain a sound financial structure, in 1998 the Company:

- Renegotiated its line of credit, doubling its borrowing capacity to $150 million, and unencumbering 74 properties that had previously been mortgaged.

- Attained investment grade ratings on its corporate debt from Moody's, Standard and Poor's and Duff & Phelps.

- Issued 419,000 Operating Partnership Units as partial payment for eight storage properties. When market conditions allow, operating units remain an attractive form of currency to induce owners to sell their facilities to the Company.

-    Obtained unsecured term note financing of $75 million.

-    Implemented Dividend Reinvestment and Stock Purchase Plan.

-    Implemented share repurchase program.

- Maintained a strong and flexible balance sheet despite difficult capital market conditions. Sovran's debt to total market capitalization was 36% at year-end, and its debt service coverage was a healthy 4.7 times in 1998.

- Increased the common stock dividend almost 4% in the 3rd quarter of 1998, to $0.56 per share per quarter. At a year-end share price of $25.13, this resulted in a yield of almost 9%. Despite this high return, the dividend payout ratio was reduced to 78% (on 4th quarter 1998 FFO), providing strong coverage.

SOVRAN IN 1999

     It has been our practice with every annual report to look ahead, and lay out our plans and goals for the coming year. Our plan remains the same - controlled growth, at a strong and steady pace, to create long-term profitability and increased shareholder value.

In 1999 we expect to:

- Achieve increased sales and net operating income from our core group of 205 stores. This growth should result from the recent store improvement program, our national corporate initiative and ongoing aggressive marketing at the store level.

- Significantly expand and enhance our existing portfolio. Opportunities have been identified at 33 of our stores to add storage units, retro-fit for climate control, and otherwise provide product to expand the existing customer base. By using an internal rate of return hurdle of 15% to allocate capital to these projects, excellent growth is expected.

- Add selectively to the property portfolio via opportunistic acquisitions. We expect to continue, albeit at a somewhat reduced level, to acquire quality properties in markets that fit our overall strategic plan. Inasmuch as we do not foresee the capital markets opening to REIT's in 1999, we are not basing our growth plan on the issuance of common equity or operating partnership units. Rather, we will fund our acquisition growth with the available capacity on our credit line, a moderate layer of new debt, and/or a joint venture acquisition partnership. Naturally, continued care will be taken to maintain the Company's strong and flexible capital position.

-    Improve the Company's exposure to the Investment Community.
     Efforts were initiated in 1998 to increase interest in Sovran's common stock. Such activity will be redoubled through 1999.

Selected Financial Data

                                                                    Company                         Predecessor (a)
                                                 _____________________________________________   ______________________
                                                                                        For        For
                                                                                       Period     Period
                                                                                        From       From      At or For
                                                       At or For Year Ended           6/26/95     1/1/95       Year
(dollars in thousands,                                      December 31,                 to         to         Ended
  except per share data)                           1998         1997         1996     12/31/95    6/25/95    12/31/94
                                                   ____         ____         ____    _________    _______    __________
Operating Data
Operating revenues                             $  69,360    $  49,354    $  33,597  $  12,942   $  9,532    $ 18,530
Income before extraordinary item                  23,897       23,119       15,659      6,744        311       1,836
Net income                                        23,540       23,119       15,659      6,744        311       1,836
Income per share before
 extraordinary item - basic                         1.94         1.97         1.88       0.91          -           -
Net income per common
 share - basic                                      1.91         1.97         1.88       0.91          -           -
Net income per common
 share - diluted                                    1.91         1.96         1.87       0.91          -           -
Dividends declared per
 common share                                       2.20         2.12         2.05       1.04          -           -

Balance Sheet Data
Investment in storage
 facilities at cost                             $502,502     $333,036     $220,711    $159,461  $114,008     $91,889
Total assets                                     490,124      327,073      235,415     160,437    84,527      82,733
Total debt                                       190,059       39,559            -       5,000    69,102      66,340
Total liabilities                                203,439       50,319        8,131      10,697    71,311      69,014

Other Data
Net cash provided by
 operating activities                            $34,151      $31,159      $20,152      $7,188    $2,003      $5,428
Net cash used in investing
 activities                                     (153,367)     (98,765)     (58,760)   (157,965)   (3,340)     (6,609)
Net cash provided by financing
 activities                                      119,633       53,486       54,563     151,509       507       1,030
Funds from operations available
 to common shareholders (b)                       33,932       29,487       19,793       8,036         -           -

(a) The Company began operations on June 26, 1995, and has no historical results of operations before that date. Results prior to June 26, 1995 relate to Sovran Capital, Inc. and the Sovran Partnerships.

(b) Funds from operations ("FFO") means income (loss) before minority interest and extraordinary item (computed in accordance with GAAP) adjusted as follows: (i) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs,
     (ii)plus significant non-recurring events (unsuccessful debt offering costs in 1998), and (iii) less FFO attributable to minority interest. FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Company. FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay dividends.

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS

                                               December 31,
                                            _________________
(dollars in thousands, except share data)   1998         1997
                                            ____         ____

Assets
Investment in storage facilities:
Land                                    $ 102,864     $  71,391
Building and equipment                    399,638       261,645
                                        _________     _________
                                          502,502       333,036
Less: accumulated depreciation            (21,339)      (11,639)
                                        _________     _________
Investments in storage facilities, net    481,163       321,397
Cash and cash equivalents                   2,984         2,567
Accounts receivable                         1,699           834
Prepaid expenses and other assets           4,278         2,275
                                        _________     _________
Total Assets                            $ 490,124     $ 327,073

Liabilities
Line of credit                          $ 112,000     $  36,000
Term note                                  75,000             -
Accounts payable and accrued liabilities    3,542         2,167
Deferred revenue                            2,943         1,994
Accrued dividends                           6,895         6,599
Mortgage payable                            3,059         3,559
                                        _________     _________
Total Liabilities                         203,439        50,319
Minority interest                          24,020        12,843

Shareholders' Equity
Common stock $.01 par value,
 100,000,000 shares authorized,
 12,312,756 shares outstanding
 (12,221,121 at December 31, 1997)            124           122
Preferred stock, 10,000,000 shares
 authorized, none issued and
 outstanding, 250,000 shares designated
 as Series A Junior Participating
 Preferred Stock,$.01 par value                 -             -
Additional paid-in capital                274,638       269,982
Unearned restricted stock                    (418)          (32)
Dividends in excess of net income          (9,689)       (6,161)
Treasury stock at cost, 75,700 shares      (1,990)            -
                                         ________      ________
Total Shareholders' Equity                262,665       263,911
Total Liabilities and
 Shareholders' Equity                   $ 490,124     $ 327,073

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year Ended December 31,
                                               _________________________
(dollars in thousands, except share data)      1998       1997      1996
                                               ____       ____      ____

Revenues
Rental income                                 $68,231   $48,584   $32,946
Interest and other income                       1,129       770       651
                                              _______   _______   _______
Total revenues                                 69,360    49,354    33,597

Expenses
Property operations and maintenance            13,793     9,708     6,662
Real estate taxes                               5,659     3,955     2,464
General and administrative                      4,849     2,757     2,282
Interest                                        9,601     2,166     1,924
Depreciation and amortization                  10,303     7,005     4,583
                                              _______   _______   _______
Total expenses                                 44,205    25,591    17,915
                                              _______   _______   _______

Income before minority interest
  and extraordinary item                       25,155    23,763    15,682
Minority interest                              (1,258)     (644)      (23)
                                              _______   _______   _______

Income before extraordinary item               23,897    23,119    15,659
Extraordinary loss on extinguishment of debt     (357)        -         -
                                              _______   _______   _______
Net Income                                    $23,540   $23,119   $15,659

Earnings per share before extraordinary
  item - basic                                   1.94      1.97      1.88
Extraordinary loss                              (0.03)        -         -
                                               ______   _______    ______
Earnings per share - basic                      $1.91     $1.97     $1.88
Earnings per share - diluted                    $1.91     $1.96     $1.87

Dividends declared per share                    $2.20     $2.12     $2.05


See notes to financial statements.

         SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           Common                Additional     Unearned     Dividends in
                                           Stock        Common    Paid-in      Restricted      Excess of    Treasury     Total
                                           Shares       Stock     Capital        Stock        Net Income      Stock     Equity
                                           ______       _______  _________     __________    ____________   ________    ______
(dollars in thousands, except share data)
Balance January 1, 1996                   7,542,171    $  75      $150,727     $    -        $  (1,062)    $     -    $ 149,740
Issuance of common stock                  3,162,500       32        76,941          -                -           -       76,973
Issuance of restricted stock                  2,000        -            51        (51)               -           -            -
Earned portion of
  restricted stock                                -        -             -         12                -           -           12
Net income                                        -        -             -          -           15,659           -       15,659
Dividends                                         -        -             -          -          (18,755)          -      (18,755)
                                         __________    _____      ________     ______        _________     _______    _________
Balance December 31, 1996                10,706,671      107       227,719        (39)          (4,158)          -      223,629
Issuance of common stock                  1,500,000       15        41,929          -                -           -       41,944
Exercise of stock options                    14,250        -           328          -                -           -          328
Issuance of restricted stock                    200        -             6         (6)               -           -            -
Earned portion of
  restricted stock                                -        -             -         13                -           -           13
Net income                                        -        -             -          -           23,119           -       23,119
Dividends                                         -        -             -          -          (25,122)          -      (25,122)
                                         __________    _____      ________     ______        _________     _______    _________
Balance December 31, 1997                12,221,121      122       269,982        (32)          (6,161)          -      263,911
Net proceeds from issuance
 of stock through Dividend
 Reinvestment and Stock
 Purchase Plan                               26,543        1           537          -                -           -          538
Issuance of common stock to
 acquire storage facility                   109,842        1         3,335          -                -           -        3,336
Exercise of stock options                    15,750        -           362          -                -           -          362
Issuance of restricted stock                 15,200        -           422       (422)               -           -            -
Earned portion of
 restricted stock                                 -        -             -         36                -           -           36
Purchase of treasury shares                       -        -             -          -                -      (1,990)      (1,990)
Net income                                        -        -             -          -           23,540           -       23,540
Dividends                                         -        -             -          -          (27,068)          -      (27,068)
                                         __________    _____      ________     ______        _________     _______    _________
Balance December 31, 1998                12,388,456     $124      $274,638      $(418)         $(9,689)    $(1,990)    $262,665
See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended December 31,
                                        ____________________________
(dollars in thousands)                  1998        1997        1996
                                        ____        ____        ____
Operating Activities
Net income                           $ 23,540     $ 23,119    $ 15,659
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Extraordinary loss                        357            -           -
Depreciation and amortization          10,303        7,005       4,583
Minority interest                       1,258          644          23
Restricted stock earned                    36           13          12
Changes in assets and liabilities:
Accounts receivable                      (812)        (162)       (145)
Prepaid expenses and other assets      (1,051)        (283)         (1)
Accounts payable and other liabilities    483          894         157
Deferred revenue                           37          (71)         45
                                      _______      _______      ______
Net cash provided by operating
  activities                           34,151       31,159      20,152

Investing Activities
Additions to storage facilities      (153,367)     (98,970)    (57,160)
Other assets                                -          205      (1,600)
                                      _______      _______      ______
Net cash used in investing
  activities                         (153,367)     (98,765)    (58,760)

Financing Activities
Net proceeds from sale of
  common stock                            900       42,273      76,973
Proceeds from (payments on)
  line of credit                       76,000       36,000      (5,000)
Proceeds from term note                75,000            -           -
Financing costs                        (1,824)           -        (386)
Dividends paid                        (26,772)     (24,090)    (16,997)
Minority interest distributions        (1,181)        (697)        (27)
Purchase of treasury stock             (1,990)           -           -
Mortgage principal payments              (500)           -           -
                                      _______      _______     _______
Net cash provided by
  financing activities                119,633       53,486      54,563
                                      _______      _______     _______
Net increase (decrease) in cash           417      (14,120)     15,955
Cash at beginning of period             2,567       16,687         732
                                      _______      _______     _______
Cash at end of period                 $ 2,984      $ 2,567     $16,687

See notes to financial statements.

                                           Year Ended December 31,
                                        ______________________________
(dollars in thousands)                  1998         1997         1996
                                        ____         ____         ____
Supplemental cash flow information

Cash paid for interest                $ 9,024       $ 2,238      $ 1,842
Storage facilities acquired
  through issuance of Operating
  Partnership Units and Common Stock   14,703         9,240        3,659
Storage facilities acquired through
 assumption of mortgage                     -         3,559            -
Fair value of net liabilities assumed
  on the acquisition of storage
  facilities                            1,458         4,144          434


Dividends declared but unpaid at December 31, 1998, 1997 and 1996 were $6,895, $6,599, and $5,567, respectively.


See notes to financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Sovran Self Storage, Inc. - December 31, 1998

                        1.  ORGANIZATION

     Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a
REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. Since its formation the Company has purchased a total of 131 (fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at December 31, 1998 to 205 properties, most of which are in the eastern United States and Texas.

          2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 93.45% ownership interest therein as of December 31, 1998. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

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

     Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value.
Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 1998 and 1997, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Company's financial position or results of operations.

Prepaid Expenses and Other Assets: Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 1998, consist primarily of loan acquisition costs of approximately $1,824, net of accumulated amortization of approximately $244; organizational costs of approximately $63, net of accumulated amortization of approximately $42; and covenants not to compete of $785, net of accumulated amortization of $555. Loan acquisition costs are amortized over the terms of the related debt; organization costs are amortized over five years; and the covenants are amortized over the contract periods. Amortization expense was $541, $794 and $620 for the periods ended December 31, 1998, 1997 and 1996, respectively.

Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 1998, minority interest ownership was 863,037 partnership units or 6.55%.

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

                      3. EARNINGS PER SHARE

     The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128,
"Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.



                         Year Ended    Year Ended    Year Ended
                         December 31,  December 31,  December 31,
(Dollars in thousands,      1998           1997           1996
except per share data)
_________________________________________________________________

Numerator:
  Net Income              $ 23,540       $ 23,119        $15,659
_________________________________________________________________

Denominator
  Denominator for basic
  earnings per share -
  weighted average
  shares                    12,294        11,759           8,329
_________________________________________________________________

Effect of Dilutive Securities:
  Stock options                 38            62              35
  Denominator for diluted
  earnings per share -
  adjusted weighted - average
  shares and assumed
  conversion                12,332        11,821           8,364
_________________________________________________________________
Basic Earnings per Share    $ 1.91        $ 1.97           $1.88
_________________________________________________________________
Diluted Earnings per Share  $ 1.91        $ 1.96           $1.87
_________________________________________________________________

              4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 1998 and December 31, 1997

(Dollars in Thousands)                        1998       1997
________________________________________________________________

Cost:
   Beginning balance                       $333,036    $220,711
   Property acquisitions                    157,080     106,926
   Improvements and equipment additions      12,940       5,527
   Dispositions                                (554)       (128)
________________________________________________________________

Ending balance                             $502,502    $333,036
________________________________________________________________

Accumulated Depreciation:
   Beginning balance                       $ 11,639    $  5,457
   Additions during the year                  9,762       6,211
   Dispositions                                 (62)        (29)
________________________________________________________________

Ending balance                             $ 21,339    $ 11,639
________________________________________________________________

           5.  UNSECURED LINE OF CREDIT AND TERM NOTE

     In February 1998, the Company entered into a new $150 million unsecured credit facility which replaced in its entirety the Company's $75 million revolving credit facility. The new facility matures February 2001 and provides for funds at LIBOR plus 1.25%, a savings of 65 basis points over the Company's old facility. The average interest rate at December 31, 1998 on the line of credit was approximately 6.6%. At December 31, 1998, there was $38 million available on the line. As a result of the new credit facility, in 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $357,000 representing the unamortized financing costs of the former revolving credit facility and related costs.
     In December 1998, the Company entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50% (approximately 6.8% at December 31,
1998).
     The Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. At December 31, 1998, the Company had interest rate swaps with notional amounts of $40 million through June 1999 and $55 million through December 1999. Under these agreements the Company receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.78% on the $40 million amount and 5.12% on the $55 million amount. The net carrying amount of the Company's debt instruments approximates fair value.

         6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1998 and 1997, and the common stock offering in 1997 had all occurred as of the beginning of 1997.

                                      Year ended December 31,
                                   ______________________________
(Dollars in thousands,
  except share data)                   1998              1997
_________________________________________________________________
Total revenues                      $  76,952        $  73,699
_________________________________________________________________
Total expenses                        (51,294)         (49,376)
_________________________________________________________________
Minority interest                      (1,657)          (1,593)
_________________________________________________________________
Income before extraordinary loss       24,001           22,730
________________________________________________________________
Net Income                          $  23,644        $  22,730
_________________________________________________________________
Earnings per share before
  extraordinary loss - basic        $    1.95        $    1.85
_________________________________________________________________
Earnings per share - basic          $    1.92        $    1.85
_________________________________________________________________
Earnings per share - diluted        $    1.92        $    1.85
_________________________________________________________________
Common shares used in basic
  earnings per share calculation   12,312,756       12,312,756
_________________________________________________________________

     Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

                        7.  STOCK OPTIONS

     The Company continues to account for stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method.

     The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 1998, options for 350,100 shares were outstanding under the Plan. The total options available under the Plan (including restricted stock issuances) is 400,000.

     The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 2,500 shares of common stock to each eligible director. Such options vest over a one year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 50,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 1998, options for 37,500 shares were outstanding under the Non-employee Plan.

     The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% for 1998 and 6% for 1997; dividend yield of 8% for 1998 and 7% for 1997, volatility factor of the expected market price of the Company's common stock of .19 for 1998 and .16 for 1997.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31,1998 and 1997 follows (in thousands, except for earnings per share information).

                                          1998             1997
_________________________________________________________________

Pro forma net income                   $   23,382     $  22,976
Pro forma earnings per share:  Basic   $     1.90     $    1.96
                               Diluted $     1.90     $    1.95

The pro forma effect on earnings for the year ended December 31, 1996 was immaterial.

     The Company has also issued 17,400 shares of restricted stock to employees which vest over four and five year periods. The fair value of the restricted stock on the date of grant ranged from $25.88 to $29.19. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized over the vesting period.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                             1998             1997           1996
___________________________________________________________________________
                               Weighted          Weighted         Weighted
                               average           average          average
                               exercise          exercise         exercise
                     Options   price    Options  price    Options price
___________________________________________________________________________

Outstanding at
beginning of year:   295,250   $25.36   293,500  $ 23.97  268,000  $23.00

Granted              110,350    27.91    34,000    29.93   28,000   25.92
Exercised            (15,750)   23.00   (14,250)   23.00        -       -
Forfeited             (2,250)   23.00   (18,000)   24.53   (2,500)  23.00
___________________________________________________________________________
Outstanding at end
of year              387,600   $25.99   295,250  $ 25.36  293,500  $23.97
___________________________________________________________________________
Exercisable at end
of year              208,500   $24.19   146,750  $ 25.12   82,000  $23.48
___________________________________________________________________________

Exercise prices for options outstanding as of December 31, 1998 ranged from $23.00 to $30.06. The weighted average remaining contractual life of those options is 6.7 years.


                            8.  RETIREMENT PLAN

     Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Company was approximately $53,000 and $15,000 for the years ended December 31, 1998 and 1997, respectively.

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

     11.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1998 and 1997 (dollars in thousands, except per share data)
                                          1998 Quarter Ended
                           ________________________________________________
                              March 31     June 30     Sept. 30     Dec. 31
                           ________________________________________________

Revenue                       $14,375      $16,442     $19,107      $19,436
Income before
  extraordinary loss          $ 6,005      $ 6,052     $ 6,200      $ 5,640
Net Income                    $ 5,648      $ 6,052     $ 6,200      $ 5,640
Net Income Per
  Common Share (Note 3):
    Before extraordinary
      loss - Basic            $  0.49      $  0.49     $  0.50      $  0.46
    Basic                     $  0.46      $  0.49     $  0.50      $  0.46
    Diluted                   $  0.46      $  0.49     $  0.50      $  0.46
___________________________________________________________________________

                                          1997 Quarter Ended
                           ________________________________________________
                              March 31     June 30     Sept. 30     Dec. 31
                           ________________________________________________

Revenue                       $10,732      $11,938     $13,320      $13,364
Net Income                    $ 4,871      $ 6,003     $ 6,359      $ 5,886
Net Income Per Common
  Share (Note 3):
    Basic                     $  0.46      $  0.50     $  0.52      $  0.49
    Diluted                   $  0.46      $  0.50     $  0.52      $  0.48
___________________________________________________________________________

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

     As of December 31, 1998, the Company had entered into contracts for the purchase of six facilities. These facilities were acquired in January and February, 1999 for a total cost of $15,310,000.

13.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material, adverse effect upon the Company.

            14.  INTERNAL PROPERTY ACQUISITION COSTS

     On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Company had previously capitalized such costs and has complied with the consensus prospectively. The amount of such costs capitalized in 1998 (through the date of the pronouncement) and 1997 were $238,000 and $728,000, respectively.

Report of Independent Auditors



The Board of Directors and Shareholders
Sovran Self Storage, Inc.:

     We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31,1998. These financial statements are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Ernst & Young LLP
Buffalo, New York
January 29, 1999

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

                      RESULTS OF OPERATIONS

     Year Ended December 31, 1998 compared to Year Ended
December 31, 1997

     In 1998, the Company recorded rental revenues of $68.2 million, an increase of $19.6 million or 40% when compared to 1997 rental revenues of $48.6 million. Of this, $18.4 million resulted from the acquisition of fifty stores during 1998 and from having the 1997 acquisitions included for a full year of operations. The additional $1.2 million increase resulted from increased revenues at the 111 core properties considered in same store sales. For this core group, revenues increased 3.8%, primarily as the result of rental rate increases which were slightly offset by an average occupancy decrease of 1% to 86.4%. Interest and other income increased to $1.1 million in 1998 from $.8 million in 1997.

     Property operating and real estate tax expense increased $5.8 million or 42% during the period. Of this, $5.5 million was incurred by the facilities acquired in 1998 and from having the 1997 acquisitions included for a full year of operations, and $0.3 million additional cost was incurred in the operation of the 111 core properties.

     General and administrative expenses increased $2.1 million in 1998. Of the increase, $.5 million related to the costs associated with the unsuccessful public debt offering in 1998. The additional increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties, and the change in the treatment of internal property acquisition costs as discussed in
Note 14 to the consolidated financial statements.

     In 1998, interest expense increased to $9.6 million from $2.2 million as a result of increased borrowings under the line of credit and term note. The credit facility and term note were utilized throughout 1998 to fund the purchase of the fifty stores, as opposed to 1997 in which the Company issued additional common stock to fund a portion of the acquired stores.

     Depreciation and amortization expense increased to $10.3 million from $7.0 million, primarily as a result of the additional depreciation taken on the $170 million of real estate assets acquired in 1998 and a full year of depreciation on 1997 acquisitions.

     Earnings before interest, depreciation and amortization, minority interest and extraordinary loss increased 36.8% from $32.9 million in 1997 to $45.1 million in 1998 as a result of the aforementioned items.

     A $.36 million extraordinary loss was recorded in 1998 when the Company's former unsecured credit facility was replaced with a new line of credit with more favorable terms.

Year Ended December 31, 1997 compared to Year Ended December 31,
1996

     Rental revenues improved from $32.9 million for the year ended December 31, 1996 to $48.6 million for the year ended December 31, 1997, an increase of $15.7 million, or 48%. Of this, $10.4 million resulted from the acquisition of forty-four properties during 1997, $4.3 million resulted from having the 1996 acquisitions included for a full year of operations, and $1 million resulted from increased revenues at the eighty-two core properties considered in same store sales. For this core group, revenues increased 3.8%, primarily as the result of rental rate increases, as average occupancy was unchanged from 1996's level of 87.8%. Interest and other income increased slightly to $0.8 million in 1997.

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

Pro Forma Year Ended December 31, 1998 compared to Pro Forma Year
Ended  December 31, 1997

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1998 and 1997, and the common stock offerings in 1997 had all occurred as of the beginning of 1997.

                                      Year Ended December 31,
(Dollars in thousands)                1998                1997
_________________________________________________________________
Revenues:
Rental income                        $75,683            $72,557
Interest and other income              1,269              1,142
_________________________________________________________________
Total revenues                        76,952             73,699
_________________________________________________________________
Expenses:
Property operations and
  maintenance                         15,576             15,019
Real estate taxes                      6,333              5,972
General and administrative             4,900              3,900
Interest                              12,976             12,976
Depreciation and amortization         11,509             11,509
_________________________________________________________________
Total expenses                        51,294             49,376
_________________________________________________________________
Income before minority interest and
  extraordinary item                  25,658             24,323

Minority interest                     (1,657)            (1,593)
_________________________________________________________________
Income before extraordinary item    $ 24,001           $ 22,730
Extraordinary loss on extinguishment
  of debt                               (357)                 -
_________________________________________________________________
Net income                          $ 23,644           $ 22,730
_________________________________________________________________

     Rental revenue of $76.9 million in 1998 increased by 4.4% over 1997's revenues of $73.7 million, primarily as a result of rate increases at the stores.

     Operating expenses and real estate taxes in 1998 were $21.9 million, as compared to $20.9 million in 1997, an increase of 4.4%. While cost efficiencies were enjoyed regarding insurance and yellow-page advertising, these savings were offset by the Company's paying higher wages to attract professional managers, and increased property taxes.

     General and administrative costs were determined by the Company's historical costs incurred in the management of 205 properties.

     Interest expense in both years was determined by applying the year-end rate and the applicable non-usage fee associated with the Company's $150 million credit facility and $75 million term note.

     Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.


                 LIQUIDITY AND CAPITAL RESOURCES
    Capital Resources, Unsecured Line of Credit and Term Note

     Prior to 1998, the Company relied principally on equity capital, using the proceeds of the offerings to repay indebtedness, to purchase additional properties, and to acquire limited partners' interests in the Sovran Partnerships.

     The equity offerings have been supplemented with borrowings on the Company's line of credit which was replaced on February 20, 1998, by a three-year, $150 million unsecured line. The commitment fee on the new line was $750,000, and interest is payable monthly at 125 basis points above LIBOR. The use of the unsecured line of credit has allowed 99% of the Company's portfolio to be unsecured as of December 31, 1998. The available balance on the unsecured credit line at December 31, 1998 was $38 million.

     In 1998, the Company secured investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps
(BBB-). This provided for reduced borrowing costs (12.5 basis points) under the unsecured line of credit instrument.

     In 1998, Sovran attempted to enter the public debt markets with the issuance of senior notes. The note offerings were not executed as management determined market conditions required payment of unfavorable interest rates. The Company opted instead to enter a $75 million two-year unsecured term note with a syndicate of banks at an interest rate of LIBOR plus 1.50%. The proceeds were used to repay a short-term note and to pay down a portion of the unsecured line of credit.

     In addition to the equity and debt capital, the Company issued $11.4 million and $9.2 million of Operating Partnership
Units in 1998 and 1997, respectively, in exchange for self storage facilities.

     In 1998, the Company repurchased $2 million of Common Stock as part of a program authorized by the Board of Directors.

                    Acquisition of Properties

     During 1998 the Company used borrowings pursuant to the line of credit and term note and the issuance of Operating Partnership Units to acquire 50 properties comprising 3.2 million square feet from unaffiliated storage operators. These properties are located in existing markets in Alabama, Florida, Georgia, Massachusetts, Michigan, Mississippi, New York, North Carolina, Ohio, Rhode Island, Texas, and Virginia. The Company also entered two new states, New Hampshire and Tennessee during 1998. In 1997, forty-four facilities totaling 2.5 million square feet were acquired. At December 31,1998, a total of 205 facilities and
11.6 million square feet of net rentable storage space was owned and operated by the Company in 19 states.

               Internal Property Acquisition Costs

     As a result of a recent consensus reached by the Financial Accounting Standards Board Emerging Issues Task Force, the Company no longer capitalizes internal costs related to the acquisition of operating properties. The amount of such costs capitalized in 1998 (through the effective date of the pronouncement) and 1997 was $238,000 and $728,000, respectively.

            Future Acquisition and Development Plans

     The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

     At December 31, 1998, the Company had contracts totaling
$15.3 million to acquire additional properties in Providence, RI and Lafayette, LA.

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

        REIT Qualification and Distribution Requirements

     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 1999 may be applied toward the Company's 1998 distribution requirement.

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 1998, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

                       INTEREST RATE RISK

     The Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. At December 31, 1998, the Company had interest rate swaps with notional amounts of $40 million through June 1999 and $55 million through December 1999. Under these agreements the Company receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.78% on the $40 million amount and 5.12% on the $55 million amount.

     Based upon the Company's indebtedness at December 31, 1998, and taking the interest rate swap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $1.3 million.

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

                       IMPACT OF YEAR 2000

     The Company employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Company from third parties and therefore there is no internally generated programming code. The Company has been assessing and testing its systems to determine if its hardware and software will function properly with respect to dates in the Year 2000 and thereafter, and no significant problems were noted. The Company's critical applications relating to financial reporting, property management and asset control have been updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements.

     The Company communicates electronically with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are or will be Year 2000 compliant. The Company has identified and evaluated certain other systems that may be impacted by the Year 2000, such as gates, security systems and elevators. The Company expects the implementation of any required solutions to be completed by December 31, 1999, and the cost to be less than $50,000. The Company is not aware of any other vendors or suppliers for which the Year 2000 would materially impact the Company's business. The Company has no means of ensuring that outside companies will be Year 2000 compliant, and there can be no assurance that the Company has identified all such companies.

     The Company will continue to address the Year 2000 throughout 1999 and has developed a contingency plan if the implementations are not completed timely. Under a worst case scenario, the Company will have the ability to revert to a manual system to operate its self-storage stores if any issues with the Year 2000 are encountered. Despite the approach being taken to prevent a Year 2000 problem, the Company cannot be completely sure that issues will not arise, or events will not occur that could have material adverse affects on the Company's results of operations or financial condition.

     Year 2000 costs and the date on which the Company believes that it will be Year 2000 compliant are based upon management's best estimates that were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates are achievable and actual results could differ materially from estimates.

OFFICERS DIRECTORS

ROBERT J. ATTEA
(also Director)
Chairman of the Board and
Chief Executive Officer

KENNETH F. MYSZKA
(also Director)
President and
Chief Operating Officer

DAVID L. ROGERS
Chief Financial Officer

JOHN BURNS, CPA
Chairman
Sterling, a Division of
National City Bank

MICHAEL A. ELIA
President and
Chief Executive Officer
Sevenson Environmental
Services, Inc.

ANTHONY GAMMIE
Chairman of the Board
Bowater Incorporated
(retired)

CHARLES E. LANNON
President
Strategic Capital, LLC


SHAREHOLDER INFORMATION

CORPORATE HEADQUARTERS
5166 Main Street
Williamsville, New York 14221
716-633-1850

REGISTRAR AND TRANSFER AGENT
American Stock Transfer
& Trust Company
40 Wall Street
New York, New York 10005
718-921-8200

ANNUAL MEETING
May 25, 1999
Courtyard By Marriott
25050 Sperry Drive
Westlake, OH 44145
11:00 a.m. (e.d.t.)

SOVRAN'S WEBSITES
http://www.sovranss.com
http://www.unclebobsselfstorage.com

FORM 10-K REPORT
A copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities Exchange
Commission, will be furnished to shareholders without charge upon written request.
Please contact Christine M. Aguglia, 716-633-1850

INVESTOR RELATIONS
For more information or to receive Sovran's quarterly reports, please contact Joan M. Light, 716-633-1850

INDEPENDENT AUDITORS
Ernst & Young LLP
1400 Key Tower
Buffalo, New York 14202

STOCK INFORMATION

Exchange: New York Stock Exchange
Listing Symbol: SSS
Average Daily Trading Volume: 33,579

The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange composite tapes for the period from January 1, 1996 to December 31, 1998.

                                             Range
     Quarter                         High              Low
_________________________________________________________________
     1996
_________________________________________________________________
     1st                             27.5              25
     2nd                             27.125            24.625
     3rd                             27                24.625
     4th                             31.25             25.625
_________________________________________________________________
     1997
_________________________________________________________________
     1st                             32                29.375
     2nd                             30.875            28
     3rd                             31.75             28.625
     4th                             32.4375           28.6875
_________________________________________________________________
     1998
_________________________________________________________________
     1st                             32.625            28.75
     2nd                             29.75             26.188
     3rd                             29.125            21.25
     4th                             26.625            23.563

As of December 31, 1998 there were approximately 444 shareholders of record of the Common Stock.

                           Exhibit 23


           Consent and Report of Independent Auditors


Board of Directors
Sovran Self Storage, Inc.


We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Sovran Self Storage, Inc. of our report dated January 29, 1999, included in the 1998 Annual Report to
Shareholders of Sovran Self Storage, Inc.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) pertaining to the 1995 Award and Option Plan and the 1995 Directors' Stock Option Plan of Sovran Self Storage, Inc. and in the Registration Statement (Form S-3 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc. of our report dated January 29, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Sovran Self Storage, Inc.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 29, 1999 with respect to the consolidated financial statements incorporated herein by reference, and our report included in this Annual Report (Form 10-K) of Sovran Self Storage, Inc.

                                        ERNST & YOUNG LLP


Buffalo, New York
March 26, 1999