Form 10-Q
period 1999-03-31
SOVRAN SELF STORAGE INC
filed 1999-05-12
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Title                                          Outstanding

    Common Stock, $.01 par value per share.         12,379,135

Part I.  Financial Information

Item 1.  Financial Statements

                            SOVRAN SELF STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                      March 31,     December 31,
(dollars in thousands, except share data)               1999            1998
--------------------------------------------------------------------------------


Assets
  Investment in storage facilities:
     Land ..................................             $ 106,007    $ 102,864
     Building and equipment ................               413,869      399,638
                                                          --------     --------
                                                           519,876      502,502
     Less: accumulated depreciation ........               (24,187)     (21,339)
                                                          --------     --------
  Investments in storage facilities, net ...               495,689      481,163
  Cash and cash equivalents ................                 3,226        2,984
  Accounts receivable ......................                 2,154        1,699
  Prepaid expenses and other assets ........                 3,530        4,278
                                                          --------     --------
     Total Assets ..........................             $ 504,599    $ 490,124
                                                         =========    =========

Liabilities
  Line of credit ...........................             $ 125,000    $ 112,000
  Term note ................................                75,000       75,000
  Accounts payable and accrued liabilities .                 4,250        3,542
  Deferred revenue .........................                 3,248        2,943
  Accrued dividends ........................                 6,932        6,895
  Mortgage payable .........................                 3,059        3,059
                                                         ---------     --------
     Total Liabilities .....................               217,489      203,439

  Minority interest ........................                23,945       24,020

Shareholders' Equity
Common stock $.01 par value, 100,000,000
 shares authorized, 12,379,135 shares
 outstanding (12,312,756 at December 31, 1998)                 125          124
 authorized, none issued and outstanding,
 250,000 shares designated as Series
 A Junior Participating
 Preferred Stock, $.01 par value ...........                    -            -
Additional paid-in capital .................               276,213      274,638
Unearned restricted stock ..................                  (416)        (418)
Dividends in excess of net income ..........               (10,767)      (9,689)
Treasury stock at cost, 75,700 shares ......                (1,990)      (1,990)
                                                          --------     --------
     Total Shareholders' Equity ............               263,165      262,665
                                                          --------     --------

  Total Liabilities and Shareholders' Equity             $ 504,599    $ 490,124
                                                          ========    =========

See notes to financial statements.

                            SOVRAN SELF STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                               January 1, 1999   January 1, 1998
                                                      to                to
(dollars in thousands, except share data)       March 31, 1999    March 31, 1998
                                              ----------------------------------



Revenues:
  Rental income ............................   $     19,241        $     14,175
  Interest and other income ................            210                 200
                                               ------------        ------------
     Total revenues ........................         19,451              14,375

Expenses:
  Property operations and maintenance ......          4,041               2,818
  Real estate taxes ........................          1,576               1,188
  General and administrative ...............          1,128                 854
  Interest .................................          3,341               1,215
  Depreciation and amortization ............          3,102               2,097
                                               ------------        ------------
     Total expenses ........................         13,188               8,172
                                               ------------        ------------

Income before minority
 interest and extraordinary item ...........          6,263               6,203
Minority interest ..........................           (408)               (205)
                                               ------------        ------------

Income before extraordinary item ...........          5,855               5,998

Extraordinary loss on extinguishment of debt            -                  (350)
                                               ------------        ------------

Net Income .................................   $      5,855        $      5,648
                                               ============        ============

Earnings per share before
 extraordinary item - basic .................          0.47                0.49
Extraordinary loss .........................            -                 (0.03)
                                               ------------        ------------
Earnings per share - basic .................   $       0.47        $       0.46
                                               ============        ============
Earnings per share - diluted ...............   $       0.47        $       0.46
                                               ============        ============

Common shares used in basic
 earnings per share calculation .........        12,358,852          12,289,467

Common shares used in diluted
 earnings per share calculation .............    12,370,392          12,342,252

Dividends declared per share ...............   $       0.56        $       0.54
                                               ============        ============


See notes to financial statements.

                            Sovran Self Storage, Inc.

                             Statements of Cash Flow



                                               January 1, 1999   January 1, 1998
                                                       to                to
(dollars in thousands)                          March 31, 1999    March 31, 1998
                                               ---------------   ---------------

Operating Activities
Net income ....................................   $  5,855             $  5,648
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary item ..........................        -                    350
  Depreciation and amortization ...............      3,102                2,097
  Minority interest ...........................        408                  205
  Restricted stock earned .....................          2                    4
  Changes in assets and liabilities:
     Accounts receivable ......................       (453)                (343)
     Prepaid expenses and other assets ........        552                 (836)
     Accounts payable and other liabilities ...        690                3,130
     Deferred revenue .........................        195                  221
                                                  --------              --------
Net cash provided by operating activities .....     10,351               10,476
                                                  --------              --------

Investing Activities
  Additions to storage facilities .............    (17,285)             (53,866)
  Additions to other assets ...................        (22)                (851)
                                                  --------              --------
Net cash used in investing activities .........    (17,307)             (54,717)
                                                  --------              --------

Financing Activities
  Net proceeds from issuance of common
   stock through Dividend Reinvestment
   and Stock Purchase Plan ....................      1,576                   -
  Proceeds from line of credit draw down ......     13,000               52,000
  Dividends paid ..............................     (6,895)              (6,599)
  Minority interest distributions .............       (483)                (240)
  Mortgage principal payments .................        -                   (500)
                                                  --------              --------
Net cash provided by financing activities .....      7,198               44,661
                                                  --------              --------
Net increase in cash ..........................        242                  420
Cash at beginning of period ...................      2,984                2,567
                                                  --------              --------
Cash at end of period .........................   $  3,226             $  2,987
                                                  ========              ========

Supplemental cash flow information
     Cash paid for interest ...................   $  3,174             $    717


                            Sovran Self Storage, Inc.

                             Statements of Cash Flow


Supplemental cash-flow information for the quarter ended March 31, 1999
(dollars in thousands)
--------------------------------------------------------------------------------

Fair value of net liabilities assumed on
 the acquisition of storage facilities                                   $ 121

--------------------------------------------------------------------------------

Dividends declared but unpaid were $6,932 at March 31, 1999 and $6,895 at December 31, 1998.

See notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


2.  Organization
         Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Since its formation the Company has purchased a total of 137, (six in 1999, fifty in 1998, forty four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31, 1999 to 211 properties, most of which are in the eastern United States and Texas.
         All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.48% ownership interest therein as of March 31, 1999. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

3. Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended March 31, 1999.


(dollars in thousands)


Cost:
   Beginning balance                                             $      502,502
   Property acquisitions                                                 15,310
   Improvements and equipment additions                                   2,129
   Dispositions                                                             (65)
                                                                 --------------


Ending balance                                                          519,876
                                                                 ==============


Accumulated Depreciation:
   Beginning balance                                             $       21,339
   Additions during the period                                            2,883
   Dispositions                                                             (35)
                                                                 --------------


Ending balance                                                   $       24,187
                                                                 ==============



4.  Unsecured Line of Credit and Term Note
         The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At March 31, 1999, the outstanding balance on the credit facility was $125 million. In 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former $75 million revolving credit facility.
         In December 1998, the Company entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.
         The Company entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. At March 31, 1999, the Company had interest rate swaps with notional amounts of $40 million through June 1999 and $55 million through December 1999. Under these agreements the Company receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.78% on the $40 million amount and 5.12% on the $55 million amount. The net carrying amount of the Company's debt instruments approximates fair value.


5.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of March 31, 1999, the Company had entered into contracts for the purchase of nine facilities with expected costs of $23.4 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 6 storage facilities purchased during the three months ended March 31, 1999, had occurred at January 1, 1999. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.



(in thousands, except per share data)

                                                                  Three Months
                                                                 Ended March 31,
                                                                     1999
                                                                ----------------

Revenues:
  Rental income                                                $         19,493
  Other income                                                              214
                                                                ----------------
     Total revenues                                                      19,707

Expenses:
  Property operations & maintenance                                       4,082
  Real estate taxes                                                       1,586
  General and administrative                                              1,139
  Interest                                                                3,465
  Depreciation and amortization                                           3,139
                                                                ----------------
     Total expenses                                                      13,411
                                                                ----------------
Income before minority interest                                           6,296

  Minority interest                                                        (412)
                                                                ----------------
Net income                                                     $          5,884
                                                                ================


Earnings per share - basic                                     $            .48
                                                                ================
Earnings per share - diluted                                   $            .47
                                                                ================

Common shares used in basic earnings
 per share calculation                                               12,379,135


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


8.  Earnings Per Share
         The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share:


                                              Three Months          Three Months
                                                 Ended                 Ended
                                                March 31,             March 31,
                                                  1999                  1998
                                             -------------         -------------

Numerator:
  Net Income                                 $      5,855            $     5,648

Denominator:
  Denominator for basic earnings
    per share - weighted average shares            12,359                 12,289

Effect of Diluted Securities:
  Stock options                                        11                     53
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversion                  12,370                 12,342

Basic earnings per share                     $        .47            $       .46
Diluted earnings per share                   $        .47            $       .46


9.  Recent Accounting Pronouncements
         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", that is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organizational costs to be expensed as incurred. The pronouncement had no effect on the Company.
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), that is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains and losses. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 211 self-storage facilities, providing storage space for business and personal use to customers in 19 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


Liquidity and Capital Resources


Revolving Credit Facility
         The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At March 31, 1999, the outstanding balance of the unsecured credit facility was $125 million.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms.
As of March 31, 1999, 863,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 1999, the Company acquired six properties, increasing its existing presence in Louisiana and Rhode Island. The six acquisitions in the three months ended March 31, 1999 added 281,000 square feet of space and 2,700 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company has contracts on nine properties in Arizona with planned closings in May 1999. The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties may be provided by borrowings pursuant to the unsecured credit facility, a moderate layer of secured debt, a preferred stock issuance and/or a joint venture acquisition partnership.
         At March 31, 1999, the Company had $25 million available under the unsecured credit facility.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 1999, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Company as of March 31, 1999 and March 31, 1998.

For the period January 1, 1999 through March 31, 1999 (dollars in thousands)
         The Company reported revenues of $19,451 during the period and incurred $5,617 in operating expenses, resulting in net operating income of $13,834, or 71%. General and administrative expenses of $1,128, interest expense of $3,341 and depreciation and amortization expenses of $3,102 resulted in income of $6,263 before minority interest. Net income amounted to $5,855.

Three months ended March 31, 1999, compared to Three months ended March 31, 1998 (dollars in thousands)
         The following discussion compares the activities of the Company for the three months ended March 31, 1999 with the activities of the Company for the three months ended March 31, 1998.
        Total revenues increased from $14,375 for the three months ended March 31, 1998 to $19,451 for the three months ended March 31, 1999, an increase of $5,076 or 35%. Of this, $4,497 resulted from the acquisition of 55 properties during the period January 1, 1998 through March 31, 1999 and $579 was realized as a result of increased rental rates at the 156 properties owned by the Company at January 1, 1998. Overall, same-store revenues grew 4.3% for the three-month period ended March 31, 1999 as compared to the same period in 1998.
         Property operating and real estate tax expense increased $1,612 or 40% during the period. $1,364 was a result of absorbing additional expenses from operating the newly acquired properties, and $248 related to the operations of its sites operated more than one year.
         General and administrative expenses, which includes losses of $28 realized as the result of replacement of equipment, increased $274 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
         Interest expense increased $2,126 due to the $112 million drawn on the Company's line of credit and term note during the last twelve months.
         Income before minority interest and extraordinary item increased from $6,203 to $6,263, an increase of $60 or 1%.

Funds from Operations
         The Company believes that Funds From Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, when considered in conjunction with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO is defined as income before minority interest and extraordinary item, computed in accordance with GAAP, plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing fees, and excluding gains (losses) from debt restructuring and sales of property. FFO should not be considered a substitute for net income or cash flows, nor should it be considered an alternative to operating performance or liquidity. The following table sets forth the calculation of FFO:


                                                 Three months     Three months
                                                ended March 31,  ended March 31,
                                                    1999             1998
(in thousands)                                    -------------   -------------

Net income                                           $  5,855           $ 5,648
Minority interest in income                               408               205
Depreciation of real estate and amortization
 of intangible assets exclusive of deferred
 financing fees                                         2,937             2,039
Extraordinary loss                                          -               350
Funds from operations allocable to minority interest     (600)             (287)
                                                     ---------          --------
FFO available to common shareholders                 $  8,600           $ 7,955
                                                     =========          ========

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

Impact of the Year 2000
         The Company employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Company from third parties and therefore there is no internally generated programming code. The Company has been assessing and testing its systems to determine if its hardware and software will function properly with respect to dates in the Year 2000 and thereafter, and no significant problems were noted. The Company's critical applications relating to financial reporting, property management and asset control have been updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements.
         The Company communicates electronically with certain outside vendors in the banking and payroll processing areas. The Company has been advised by these vendors that their systems are or will be Year 2000 compliant. The Company has identified and evaluated certain other systems that may be impacted by the Year 2000, such as gates, security systems and elevators. The Company expects the implementation of any required solutions to be completed by December 31, 1999, and the cost to be less than $50,000. The Company is not aware of any other vendors or suppliers for whom the Year 2000 would materially impact the Company's business and there are no means of ensuring that outside companies will be compliant.
         The Company will continue to address the Year 2000 throughout 1999 and has developed a contingency plan if the implementations are not completed timely. Under a worst case scenario, the Company will have the ability to revert to a manual system to operate its self-storage stores if any issues with the Year 2000 are encountered. Despite the approach being taken to prevent a Year 2000 problem, the Company cannot be completely sure that issues will not arise, or events will not occur that could have material adverse affects on the Company's results of operations or financial condition.
         Year 2000 costs and the date on which the Company believes that it will be Year 2000 compliant are based upon management's best estimates that were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates are achievable and actual results could differ materially from estimates.

Quantitative and Qualitative Disclosure About Market Risk
         The Company manages its exposure to interest rate changes by entering into interest rate swap agreements. There have been no material changes to the Company's exposure to interest rate risk since December 31, 1998.

Part II.  Other Information

Item 1.  Legal Proceedings

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

         No disclosure required.



Item 5.  Other Information

         No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K

1.  (a.) Exhibit - Financial data schedule.

2.  (b.) Reports on Form 8-K.


         On March 3, 1999 the Company filed a Current Report on Form 8-K, reporting the acquisition of eleven self-storage facilities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Sovran Self Storage, Inc.

May 12, 1999                         By: /S/ David L. Rogers
------------                         -----------------------
Date                                     David L. Rogers,
                                         Secretary, Chief Financial Officer