Form 10-Q
period 1999-06-30
SOVRAN SELF STORAGE INC
filed 1999-08-12
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                             Outstanding

Common Stock, $.01 par value per share.                           12,438,665

Part I.  Financial Information

Item 1.  Financial Statements


                           SOVRAN SELF STORAGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



                                                     June 30,       December 31,
(dollars in thousands, except share data)              1999            1998
                                                 ---------------   -------------

Assets
  Investment in storage facilities:
     Land                                            $ 110,693        $ 102,864
     Building and equipment                            435,378          399,638
                                                      --------         --------
                                                       546,071          502,502
     Less: accumulated depreciation                    (27,188)         (21,339)
                                                      --------         --------
  Investments in storage facilities, net               518,883          481,163
  Cash and cash equivalents                              3,075            2,984
  Accounts receivable                                    2,397            1,699
  Prepaid expenses and other assets                      3,336            4,278
                                                      --------         --------
     Total Assets                                    $ 527,691        $ 490,124
                                                     =========        =========

Liabilities
  Line of credit                                     $ 144,500        $ 112,000
  Term note                                             75,000           75,000
  Accounts payable and accrued liabilities               5,131            3,542
  Deferred revenue                                       3,423            2,943
  Accrued dividends                                      6,966            6,895
  Mortgage payable                                       5,269            3,059
                                                       -------          -------
     Total Liabilities                                 240,289          203,439

  Minority interest                                     23,622           24,020

Shareholders' Equity
  Common stock $.01 par value, 100,000,000
   shares authorized,  12,438,665 shares
   outstanding (12,312,756 at December 31,1998             125              124
  Preferred stock, 10,000,000 shares authorized,
   none issued and outstanding,
   250,000 shares designated as
   Series A Junior Participating
   Preferred Stock, $.01 par value                          -                -
  Additional paid-in capital                           277,572          274,638
  Unearned restricted stock                               (368)            (418)
  Dividends in excess of net income                    (11,559)          (9,689)
  Treasury stock at cost, 75,700 shares                 (1,990)          (1,990)
                                                       -------          -------
     Total Shareholders' Equity                        263,780          262,665
                                                       -------          -------

  Total Liabilities and Shareholders' Equity         $ 527,691        $ 490,124
                                                     =========        =========

See notes to financial statements.

                            SOVRAN SELF STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                 April 1, 1999   April 1, 1998
                                                        to             to
(dollars in thousands, except share data)        June 30, 1999   June 30, 1998
                                                 -------------   -------------


Revenues:
  Rental income ..............................   $     20,331    $     16,171
  Interest and other income ..................            274             271
                                                 ------------    ------------
     Total revenues ..........................         20,605          16,442

Expenses:
  Property operations and maintenance ........          4,035           3,164
  Real estate taxes ..........................          1,719           1,311
  General and administrative .................          1,387           1,093
  Interest ...................................          3,631           2,153
  Depreciation and amortization ..............          3,238           2,450
                                                 ------------    ------------
     Total expenses ..........................         14,010          10,171
                                                 ------------    ------------

Income before minority interest ..............          6,595           6,271
Minority interest ............................           (422)           (219)
                                                 ------------    ------------

Net Income ...................................   $      6,173    $      6,052
                                                 ============    ============

Earnings per share - basic ...................   $       0.50    $       0.49
                                                 ============    ============
Earnings per share - diluted .................   $       0.50    $       0.49
                                                 ============    ============

Common shares used in basic
  earnings per share calculation .............     12,420,258      12,330,040

Common shares used in diluted
  earnings per share calculation .............     12,435,123      12,374,021

Dividends declared per share .................   $       0.56    $       0.54
                                                 ============    ============


See notes to financial statements.

                            SOVRAN SELF STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                               January 1, 1999   January 1, 1998
                                                      to                to
(dollars in thousands, except share data)        June 30, 1999     June 30, 1998
                                               ---------------   ---------------


Revenues:
  Rental income ..............................   $     39,573    $     30,347
  Interest and other income ..................            484             470
                                                 ------------    ------------
     Total revenues ..........................         40,057          30,817

Expenses:
  Property operations and maintenance ........          8,076           5,983
  Real estate taxes ..........................          3,295           2,498
  General and administrative .................          2,515           1,947
  Interest ...................................          6,972           3,368
  Depreciation and amortization ..............          6,341           4,547
                                                 ------------    ------------
     Total expenses ..........................         27,199          18,343
                                                 ------------    ------------

Income before minority
 interest and extraordinary item .............         12,858          12,474
Minority interest ............................           (830)           (424)
                                                 ------------    ------------

Income before extraordinary item .............         12,028          12,050

Extraordinary loss on extinguishment of debt .            -              (350)
                                                 ------------    ------------

Net Income ...................................   $     12,028    $     11,700
                                                 ============    ============

Earnings per share before
    extraordinary item - basic ...............           0.97            0.98
Extraordinary item ...........................            -             (0.03)
                                                 ------------    ------------
Earnings per share - basic ...................   $       0.97    $       0.95
                                                 ============    ============
Earnings per share - diluted .................   $       0.97    $       0.95
                                                 ============    ============

Common shares used in basic
    earnings per share calculation ...........     12,389,724      12,309,866

Common shares used in diluted
    earnings per share calculation ...........     12,404,522      12,363,548

Dividends declared per share .................   $       1.12    $       1.08
                                                 ============    ============


See notes to financial statements.

                            Sovran Self Storage, Inc.

                             Statements of Cash Flow



                                              January 1, 1999    January 1, 1998
                                                      to                 to
(dollars in thousands)                          June 30, 1999      June 30, 1998
                                             ----------------    ---------------


Operating Activities
Net income ...................................   $     12,028    $     11,700
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary item .........................            -               350
  Depreciation and amortization ..............          6,341           4,547
  Minority interest ..........................            830             424
  Restricted stock earned ....................             50               7
  Changes in assets and liabilities:
     Accounts receivable .....................           (677)           (474)
     Prepaid expenses and other assets .......            525            (462)
     Accounts payable and other liabilities ..          1,440           2,767
     Deferred revenue ........................            223             649
                                                 ------------    ------------
Net cash provided by operating activities ....         20,760          19,508
                                                 ------------    ------------

Investing Activities
  Additions to storage facilities ............        (40,955)       (115,337)
  Additions to other assets ..................            (22)           (851)
                                                 ------------    ------------
Net cash used in investing activities ........        (40,977)       (116,188)
                                                 ------------    ------------

Financing Activities
  Net proceeds from issuance of common
   stock through Dividend Reinvestment
   and Stock Purchase Plan ...................          2,935             -
  Proceeds from line of credit draw down .....         32,500         112,000
  Dividends paid .............................        (13,898)        (13,258)
  Purchase of treasury stock .................            -              (954)
  Minority interest distributions ............           (966)           (480)
  Redemption of operating partnership units ..           (261)            -
  Mortgage principal payments ................             (2)           (500)
                                                 ------------    ------------
Net cash provided by financing activities ....         20,308          96,808
                                                 ------------    ------------
Net increase in cash .........................             91             128
Cash at beginning of period ..................          2,984           2,567
                                                 ------------    ------------
Cash at end of period ........................   $      3,075    $      2,695
                                                 ============    ============

Supplemental cash flow information
     Cash paid for interest ..................   $      6,669    $      3,181


                            Sovran Self Storage, Inc.

                             Statements of Cash Flow



Supplemental cash-flow information for the six months ended June 30, 1999
(dollars in thousands)
--------------------------------------------------------------------------------

Fair value of net liabilities assumed on
the acquisition of storage facilities                                  $   385

Storage facilities acquired through the
assumption of mortgages                                                $ 2,212

--------------------------------------------------------------------------------

Dividends declared but unpaid were $6,966 at June 30, 1999 and $6,895 at December 31, 1998.

See notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


2.  Organization
         Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Since its formation the Company has purchased a total of 146, (fifteen in 1999, fifty in 1998, forty four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 1999 to 220 properties, most of which are in the eastern United States and Texas.
         All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.58% ownership interest therein as of June 30, 1999. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended June 30, 1999.



(dollars in thousands)

Cost:
   Beginning balance .............................   $ 502,502
   Property acquisitions .........................      38,675
   Improvements and equipment additions ..........       5,002
   Dispositions ..................................        (108)
                                                     ---------


Ending balance ...................................   $ 546,071
                                                     =========


Accumulated Depreciation:
   Beginning balance .............................   $  21,339
   Additions during the period ...................       5,903
   Dispositions ..................................         (54)
                                                     ---------


Ending balance ...................................   $  27,188
                                                     =========



4.  Unsecured Line of Credit and Term Note
         The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At June 30, 1999, the outstanding balance on the credit facility was $144.5 million. In 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former $75 million revolving credit facility.
         In December 1998, the Company entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.
         The Company entered into interest rate swap and cap agreements to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At June 30, 1999, the Company had an interest rate swap with a notional amount of $55 million through December 1999. Under this agreement, the Company receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.12% on the $55 million amount. The Company also has a LIBOR-based interest rate cap on $70 million of debt through June 2000 at 6.5%. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. The net carrying amount of the Company's debt instruments approximates fair value.


5.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of June 30, 1999, the Company had entered into contracts for the purchase of two facilities with expected costs of $5 million. One of the facilities was purchased on August 2, 1999 for $2 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 15 storage facilities purchased during the six months ended June 30, 1999, had occurred at January 1, 1999. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.




(in thousands, except share data)

                                                                Six Months Ended
                                                                    June 30,
                                                                      1999
                                                                ----------------

Revenues:
  Rental income                                                 $        41,000
  Other income                                                              501
                                                                ----------------
     Total revenues                                                      41,501

Expenses:
  Property operations & maintenance                                       8,287
  Real estate taxes                                                       3,495
  General and administrative                                              2,538
  Interest                                                                7,661
  Depreciation and amortization                                           6,606
                                                                ----------------
     Total expenses                                                      28,587
                                                                ----------------
Income before minority interest                                          12,914

  Minority interest                                                        (839)
                                                                ----------------
Net income                                                      $        12,075
                                                                ================


Earnings per share - basic                                      $           .97
                                                                ================
Earnings per share - diluted                                    $           .97
                                                                ================

Common shares used in basic earnings
 per share calculation                                               12,438,665


7.  Legal Proceedings
         A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter, if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.


8.  Earnings Per Share
         The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share:



                                                   Six Months         Six Months
                                                     Ended              Ended
                                                    June 30,           June 30,
(in thousands, except per share data)                1999                1998
                                                  ------------       -----------

Numerator:
  Net Income ............................            $12,028           $11,700

Denominator:
  Denominator for basic earnings
    per share - weighted average shares .             12,390            12,310

Effect of Dilutive Securities:
  Stock options .........................                 15                54
  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversion .......             12,405            12,364

Basic earnings per share ................            $   .97           $   .95
Diluted earnings per share ..............            $   .97           $   .95

9.  Recent Accounting Pronouncements
         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", that is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organizational costs to be expensed as incurred. The pronouncement had no effect on the Company.
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains and losses. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.


10.  Subsequent Event
         On July 23, 1999, the Company completed the offering of 1.2 million shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in gross proceeds of $30 million. Net proceeds were approximately $28.9 million which will be used to reduce outstanding indebtedness on the Company's credit facility.


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operation
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 220 self-storage facilities, providing storage space for business and personal use to customers in 20 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


Liquidity and Capital Resources


Revolving Credit Facility
         The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At June 30, 1999, the outstanding balance of the unsecured credit facility was $144.5 million.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms.
As of June 30, 1999,
 853,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 1999, the Company entered a new market by acquiring nine properties in Arizona. The nine acquisitions added 501,000 square feet of space and 5,160 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company has contracts on two properties for an aggregate purchase price of $5 million. One of the facilities was purchased in August 1999. The closing of the second facility is subject to several customary conditions including, among other things, satisfactory completion of due diligence. The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Liquidity
         As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties may be provided by borrowings pursuant to the unsecured credit facility, a moderate layer of secured debt, and/or a joint venture acquisition partnership.
          On July 23, 1999, the Company completed the offering of 1.2 million shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in gross proceeds of $30 million. Net proceeds were approximately $28.9 million which will be used to reduce outstanding indebtedness on the Company's credit facility.
         At June 30, 1999, the Company had $5.5 million available under the unsecured credit facility.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 1999, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Company as of June 30, 1999 and June 30, 1998.

For the period January 1, 1999 through June 30, 1999 (dollars in thousands)
         The Company reported revenues of $40,057 during the period and incurred $11,371 in operating expenses, resulting in net operating income of $28,686, or 71.6%. General and administrative expenses of $2,515, interest expense of $6,972 and depreciation and amortization expenses of $6,341 resulted in income of $12,858 before minority interest. Net income amounted to $12,028.

Three months ended June 30, 1999, compared to Three months ended June 30, 1998 (dollars in thousands)
         The following discussion compares the activities of the Company for the three months ended June 30, 1999 with the activities of the Company for the three months ended June 30, 1998.
         Total revenues increased from $16,442 for the three months ended June 30, 1998 to $20,605 for the three months ended June 30, 1999, an increase of $4,163 or 25%. Of this, $3,544 resulted from the acquisition of 46 properties during the period April 1, 1998 through June 30, 1999 and $619 was realized as a result of increased rental rates at the 174 properties owned by the Company at April 1, 1998. Overall, same-store revenues grew 4.0% for the three-month period ended June 30, 1999 as compared to the same period in 1998.
         Property operating and real estate tax expense increased $1,279 or 29% during the period. $1,072 was a result of absorbing additional expenses from operating the newly acquired properties, and $207 related to the operations of its sites operated more than one year.
         General and administrative increased $294 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.
         Interest expense increased $1,478 due to the $72 million drawn on the Company's line of credit and term note during the last twelve months.
         Income before minority interest increased from $6,271 to $6,595, an increase of $324 or 5%.

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


                                                  Six months        Six months
                                                ended June 30,   ended  June 30,
                                                    1999              1998
(in thousands)                                  --------------  ----------------

Net income                                        $  12,028         $  11,700
Minority interest in income                             830               424
Depreciation of real estate and amortization
 of intangible assets exclusive of deferred
 financing fees                                       5,982             4,435
Extraordinary loss                                       -                350
Funds from operations allocable to minority interest (1,216)             (590)
                                                  ----------          --------
FFO available to common shareholders              $  17,624         $  16,319
                                                  ==========        ==========

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

Part II.  Other Information

Item 1.  Legal Proceedings

         A former business  associate  (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery. The Company intends to vigorously defend the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter, if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material adverse effect upon the Company.


Item 2.  Changes in Securities

         No disclosure required.


Item 3.  Defaults Upon Senior Securities

         No disclosure required.


Item 4.  Submission of Matters to a Vote of Security Holders

a.)    The Annual Meeting of Shareholders was held on Tuesday, May 25, 1999.


b.)   Directors            Votes For                             Votes Withheld

Robert J. Attea            10,700,647                                  107,348
Kenneth F. Myszka          10,700,647                                  107,348
Charles E. Lannon          10,700,147                                  107,848
John E. Burns              10,700,402                                  107,593
Michael A. Elia            10,700,647                                  107,348
Anthony P. Gammie          10,700,647                                  107,348


c.)      An amendment to the Sovran Self Storage, Inc. 1995 Award and Option
         Plan to increase the number of shares of Common Stock available for grant thereunder.

         Votes For                  10,053,544
         Votes Against                 616,086
         Abstentions                   138,360
         Broker Nonvotes                     5


d.)      An amendment to the Sovran Self Storage, Inc. 1995 Outside Director's
         Stock Option Plan to increase the number of shares of Common Stock available for grant and to increase the amount of initial and annual grants thereunder.

         Votes For                  10,050,074
         Votes Against                 610,397
         Abstentions                   147,519
         Broker Nonvotes                     5

e.)      The Deferred Compensation Plan for Directors of Sovran Self
         Storage, Inc.
         Votes For                  10,172,321
         Votes Against                 493,028
         Abstentions                   142,643
         Broker Nonvotes                     3

f.)      The  ratification of the appointment by the Board of Directors of Ernst
         & Young LLP, as  independent  accountants  to audit the accounts of the
         Company for the fiscal year ending December 31, 1999.
         Votes For                  10,716,918
         Votes Against                  44,029
         Abstentions                    47,047
         Broker Nonvotes                     1




Item 5.  Other Information

         No disclosure required.



Item 6.  Exhibits and Reports on Form 8-K

1.   (a.) Exhibit - Financial data schedule.

2.   (b.) Reports on Form 8-K.


         On April 19, 1999, the Company filed a Current Report on Form 8-K/A reporting the financial statements and exhibits for the acquisition of eleven self-storage facilities previously reported on the Form 8-K filed March 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Sovran Self Storage, Inc.

August 12, 1999           By:/S/ David L. Rogers
---------------              -------------------
Date                         David L. Rogers, Secretary, Chief Financial Officer