Form 10-Q
period 1999-09-30
SOVRAN SELF STORAGE INC
filed 1999-11-12
CIK 944314

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                              Outstanding

Common Stock, $.01 par value per share.                            12,463,632

Part I.  Financial Information

Item 1.  Financial Statements


                            SOVRAN SELF STORAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                   September 30,    December 31,
(dollars in thousands, except share data)               1999            1998
                                                   -------------   -------------

Assets
  Investment in storage facilities:
     Land ........................................... $    111,425 $    102,864
     Building and equipment .........................      440,382      399,638
                                                      ------------ ------------
                                                           551,807      502,502
     Less: accumulated depreciation .................      (30,261)     (21,339)
                                                      ------------ ------------
  Investment in storage facilities, net .............      521,546      481,163
  Cash and cash equivalents .........................        1,074        2,984
  Accounts receivable ...............................        1,707        1,699
  Prepaid expenses and other assets .................        4,541        4,278
                                                      ------------ ------------
     Total Assets ................................... $    528,868 $    490,124
                                                      ============ ============

Liabilities
  Line of credit .................................... $    114,000 $    112,000
  Term note .........................................       75,000       75,000
  Accounts payable and accrued liabilities ..........        7,037        3,542
  Deferred revenue ..................................        3,227        2,943
  Accrued dividends .................................        7,104        6,895
  Mortgage payable ..................................        5,262        3,059
                                                      ------------ ------------
     Total Liabilities ..............................      211,630      203,439

Minority interest ...................................       23,659       24,020

Shareholders' Equity

  Series A Junior Participating Cumulative
    Preferred Stock, $.01 par value, 250,000
    shares authorized and no shares issued
    and outstanding .................................          -            -
  9.85% Series B Cumulative Redeemable Preferred
    Stock, $.01 par value, 1,700,000 shares
    authorized, 1,200,000 shares issued and
    outstanding, $30,000 liquidation value ..........       28,753          -
  Common stock $.01 par value, 100,000,000
    shares authorized, 12,463,632 shares
    outstanding (12,312,756 at December 31,
    1998)............................................          126          124
  Additional paid-in capital ........................      280,490      274,638
  Unearned restricted stock .........................         (365)        (418)
  Dividends in excess of net income .................      (11,511)      (9,689)
  Treasury stock at cost, 158,900 shares ............       (3,914)      (1,990)
                                                      ------------ ------------
     Total Shareholders' Equity .....................      293,579      262,665
                                                      ------------ ------------

  Total Liabilities and Shareholders' Equity ........ $    528,868 $    490,124
                                                      ============ ============

See notes to financial statements.

                            SOVRAN SELF STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   July 1, 1999    July 1, 1998
                                                         to            to
(dollars in thousands, except share data)         Sept. 30, 1999  Sept. 30, 1998
                                                  --------------  --------------

Revenues:
  Rental income ..................................  $     21,535  $     18,876
  Interest and other income ......................         1,035           231
                                                    ------------  ------------
     Total revenues ..............................        22,570        19,107

Expenses:
  Property operations and maintenance ............         4,309         3,905
  Real estate taxes ..............................         1,901         1,481
  General and administrative .....................         1,318         1,173
  Interest .......................................         3,503         3,080
  Depreciation and amortization ..................         3,362         2,830
                                                    ------------  ------------
     Total expenses ..............................        14,393        12,469
                                                    ------------  ------------

Income before minority interest ..................         8,177         6,638
Minority interest ................................          (523)         (438)
                                                    ------------  ------------

Net Income .......................................         7,654         6,200
 Series B preferred stock dividend ...............          (501)          -
                                                    ------------  ------------
Net income available to common shareholders ......  $      7,153  $      6,200
                                                    ============  ============

Per Common Share:
  Earnings per share - basic .....................  $       0.57  $       0.51
                                                    ============  ============
  Earnings per share - diluted ...................  $       0.57  $       0.50
                                                    ============  ============

Common shares used in basic
      earnings per share calculation .............    12,486,771    12,273,535

Common shares used in diluted
      earnings per share calculation .............    12,494,452    12,294,243

Dividends declared per common share ..............  $       0.57  $       0.56
                                                    ============  ============



See notes to financial statements.

                            SOVRAN SELF STORAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Jan. 1, 1999    Jan. 1, 1998
                                                         to              to
(dollars in thousands, except share data)         Sept. 30, 1999  Sept. 30, 1998
                                                  --------------  --------------

Revenues:
  Rental income ..................................  $     61,108  $     49,223
  Interest and other income ......................         1,519           701
                                                    ------------  ------------
     Total revenues ..............................        62,627        49,924

Expenses:
  Property operations and maintenance ............        12,385         9,888
  Real estate taxes ..............................         5,196         3,979
  General and administrative .....................         3,833         3,120
  Interest .......................................        10,476         6,448
  Depreciation and amortization ..................         9,703         7,377
                                                    ------------  ------------
     Total expenses ..............................        41,593        30,812
                                                    ------------  ------------

Income before minority
 interest and extraordinary item .................        21,034        19,112
Minority interest ................................        (1,352)         (862)
                                                    ------------  ------------

Income before extraordinary item .................        19,682        18,250

Extraordinary loss on extinguishment of debt .....           -            (350)
                                                    ------------  ------------

Net Income .......................................        19,682        17,900
 Series B preferred stock dividend ...............          (501)          -
                                                    ------------  ------------
Net income available to common shareholders ......  $     19,181  $     17,900
                                                    ============  ============

Per Common Share:
Earnings per share before
  extraordinary item - basic .....................  $       1.54  $       1.48
Extraordinary item ...............................           -           (0.02)
                                                    ------------  ------------
Earnings per share - basic .......................  $       1.54  $       1.46
                                                    ============  ============
Earnings per share - diluted .....................  $       1.54  $       1.45
                                                    ============  ============

Common shares used in basic
      earnings per share calculation .............    12,422,433    12,297,622

Common shares used in diluted
      earnings per share calculation .............    12,436,230    12,327,986

Dividends declared per common share ..............  $       1.69  $       1.64
                                                    ============  ============


See notes to financial statements.

                            Sovran Self Storage, Inc.

                             Statements of Cash Flow
                                   (unaudited)

                                                    Jan. 1, 1999   Jan. 1, 1998
                                                           to            to
(dollars in thousands)                            Sept. 30, 1999  Sept. 30, 1998
                                                   --------------  -------------


Operating Activities
Net income .......................................  $     19,682  $     17,900
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Extraordinary item .............................           -             350
  Depreciation and amortization ..................         9,703         7,377
  Minority interest ..............................         1,352           862
  Restricted stock earned ........................            75             5
  Changes in assets and liabilities:
     Accounts receivable .........................            16          (409)
     Prepaid expenses and other assets ...........          (748)         (659)
     Accounts payable and other liabilities ......         3,314         2,695
     Deferred revenue ............................            (6)           67
                                                    ------------  ------------
Net cash provided by operating activities ........        33,388        28,188
                                                    ------------  ------------

Investing Activities
  Additions to storage facilities ................       (46,770)     (140,924)
  Additions to other assets ......................          (172)         (866)
                                                    ------------  ------------
Net cash used in investing activities ............       (46,942)     (141,790)
                                                    ------------  ------------

Financing Activities
  Net proceeds from issuance of common
   stock through Dividend Reinvestment
   and Stock Purchase Plan .......................         5,832           -
  Net proceeds from issuance of preferred
   stock .........................................        28,753           -
  Proceeds from line of credit draw down .........         2,000       140,500
  Dividends paid - common stock ..................       (20,794)      (19,899)
  Dividends paid - preferred stock ...............          (501)          -
  Purchase of treasury stock .....................        (1,924)       (1,990)
  Minority interest distributions ................        (1,452)         (964)
  Redemption of operating partnership units ......          (261)          -
  Mortgage principal payments ....................            (9)         (500)
                                                    ------------  ------------
Net cash provided by financing activities ........        11,644       117,147
                                                    ------------  ------------
Net increase (decrease) in cash ..................        (1,910)        3,545
Cash at beginning of period ......................         2,984         2,567
                                                    ------------  ------------
Cash at end of period ............................  $      1,074  $      6,112
                                                    ============  ============

Supplemental cash flow information
     Cash paid for interest ......................  $     10,591  $      5,940

See notes to financial statements.

                            Sovran Self Storage, Inc.

                             Statements of Cash Flow
                                   (unaudited)


Supplemental cash-flow information for the nine months ended September 30, 1999

(dollars in thousands)
--------------------------------------------------------------------------------

Storage facilities acquired through the
assumption of mortgages                                                $ 2,212

Fair value of net liabilities assumed on
the acquisition of storage facilities                                  $   445

--------------------------------------------------------------------------------

Dividends declared but unpaid were $7,104 at September 30, 1999 and $6,895 at December 31, 1998



See notes to financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Basis of Presentation
         The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


2.  Organization
         The Company, a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Since its formation the Company has purchased a total of 148, (seventeen purchased and one sold in 1999, fifty in 1998, forty four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 1999 to 221 properties, most of which are in the eastern United States and Texas.
         All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.59% ownership interest therein as of September 30, 1999. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and the Subsidiary. All intercompany transactions and balances have been eliminated.

3.  Investment in Storage Facilities
The following summarizes activity in storage facilities during the period ended September 30, 1999.


(dollars in thousands)

Cost:
   Beginning balance .......................................    $    502,502
   Property acquisitions ...................................          43,705
   Improvements and equipment additions ....................           7,335
   Dispositions ............................................          (1,735)
                                                                ----------------

Ending balance .............................................    $    551,807
                                                                ================

Accumulated Depreciation:
   Beginning balance .......................................    $     21,339
   Additions during the period .............................           9,044
   Dispositions ............................................            (122)
                                                                ----------------

Ending balance .............................................    $     30,261
                                                                ================


4.  Unsecured Line of Credit and Term Note
         The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. At September 30, 1999, the outstanding balance on the credit facility was $114 million. In 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $350,000 representing the unamortized financing costs of the former $75 million revolving credit facility.
         In December 1998, the Company entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50%.
         The Company entered into interest rate swap and cap agreements to manage its exposure to interest rate changes. The swap involves the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. At September 30, 1999, the Company had an interest rate swap with a notional amount of $55 million through December 1999. Under this agreement, the Company receives a floating interest rate based upon LIBOR and pays a fixed interest rate of 5.12% on the $55 million amount. The Company also has a LIBOR-based interest rate cap on $70 million of debt through June 2000 at 6.5%. Payments or receipts on the agreements are recorded monthly as adjustments to interest expense. The net carrying amount of the Company's debt instruments approximates fair value.


5.  Commitments and Contingencies
         The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.
         As of September 30, 1999, the Company had entered into a contract for the purchase of one facility with an expected cost of $1.85 million.

6.  Pro Forma Financial Information
         The following unaudited pro forma Condensed Statement of Operations is presented as if the 17 storage facilities purchased during the nine months ended September 30, 1999, had occurred at January 1, 1999. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(in thousands, except share data)

                                                               Nine Months Ended
                                                              September 30, 1999
                                                              ------------------

Revenues:
  Rental income ............................................    $     63,081
  Other income .............................................           1,539
                                                                ----------------
     Total revenues ........................................          64,620

Expenses:
  Property operations and maintenance ......................          12,709
  Real estate taxes ........................................           5,431
  General and administrative ...............................           3,877
  Interest .................................................          10,077
  Depreciation and amortization ............................          10,042
                                                                ----------------
     Total expenses ........................................          42,136

Income before minority interest ............................          22,484

  Minority interest ........................................          (1,440)
                                                                ----------------

Net income .................................................          21,044
  Series B preferred stock dividend ........................          (2,216)
                                                                ----------------
Net income available to common shareholders ................    $     18,828
                                                                ================
Earnings per common share - basic ..........................    $       1.51
                                                                ================
Earnings per common share - diluted ........................    $       1.51
                                                                ================
Common shares used in basic earnings
 per share calculation .....................................      12,463,632


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


8.  Earnings Per Share
         The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per common share:



                                                        Nine Months  Nine Months
                                                          Ended        Ended
                                                        Sept. 30,    Sept. 30,
(in thousands, except per share data)                      1999         1998
                                                        -----------  -----------

Numerator:
 Net income available to common shareholders .......... $  19,181    $  17,900

Denominator:
 Denominator for basic earnings
  per common share - weighted average shares ..........    12,422       12,298

Effect of Dilutive Securities:
 Stock options ........................................        14           30
 Denominator for diluted earnings
  per common share - adjusted weighted average
  shares and assumed conversion .......................    12,436       12,328

Basic earnings per common share ....................... $    1.54    $    1.46
Diluted earnings per common share ..................... $    1.54    $    1.45


9.  Preferred Stock
         On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B
Preferred Stock is not redeemable prior to July 30, 2004, after which the Company may redeem the shares at a redemption price of $25 per share, plus any accrued and unpaid dividends. Cash dividends at a rate of 9.85% per annum of the $25 per share liquidation preference (equivalent to $2.4625 per annum per share) are payable quarterly in arrears on the last day of each March, June, September and December. The Company paid a dividend of $0.417 per Series B preferred share for the period July 31, 1999 through September 30, 1999.

10.  Recent Accounting Pronouncements
         In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", that is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires start-up activities and organizational costs to be expensed as incurred. The pronouncement had no effect on the Company.
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. Under the statement certain derivatives are recognized at fair market value and changes in fair market value are recognized as gains and losses. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
         The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 221 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.
         When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


Liquidity and Capital Resources


Revolving Credit Facility
         The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The Company intends to use funds available from this credit facility to finance future acquisition and development plans described below. At September 30, 1999, the outstanding balance of the unsecured credit facility was $114 million.

Umbrella Partnership REIT
         The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms.
As of September 30, 1999,
 853,037 units have been issued in exchange for property at the request of the sellers.

Acquisition of Properties
         The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities in those new markets. In the three months ended September 30, 1999, the Company increased its presence in Florida by purchasing a property in Cocoa, Florida and acquired one property in Maine. The two acquisitions added 109,562 square feet of space and 1,122 rental units to the Company's portfolio.

Future Acquisition and Development Plans
         The Company has entered into a contract for one property with a purchase price of $1.85 million, with an expected closing in November 1999. The closing is subject to several customary conditions including, among other things, satisfactory completion of due diligence.
         The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

Common Stock Repurchase Program
         For the three-month period ended September 30, 1999, the Company repurchased 83,200 common shares under a program authorized by the Board of Directors in 1998. Since the inception of the program, 158,900 common shares have been repurchased by the Company.

Liquidity
         As most of the Company's operating cash flow is expected to be used to pay dividends, (see REIT Qualification and Distribution Requirements), the funds required to acquire additional properties may be provided by borrowings pursuant to the unsecured credit facility, a moderate layer of secured debt, and/or a joint venture acquisition partnership.
          On July 30, 1999, the Company completed the offering of 1.2 million shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in gross proceeds of $30 million. The net proceeds of $28.8 million were used to reduce outstanding indebtedness on the Company's credit facility.
         At September 30, 1999, the Company had $36 million available under the unsecured credit facility.

REIT Qualification and Distribution Requirements
         As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income tax return and if it is paid before the first regular dividend of the following year.
         As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30, 1999, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

Results of Operations
         The following discussion is based on the financial statements of the Company as of September 30, 1999 and September 30, 1998.


For the period January 1, 1999 through September 30, 1999 (dollars in thousands)
         The Company reported revenues of $62,627 during the period. Included in the total revenues is a gain of $686 resulting from the sale of a facility in Tennessee for $2,500. The Company incurred $17,581 in operating expenses, resulting in net operating income of $44,360, or 71.6%. General and administrative expenses of $3,833, interest expense of $10,476 and depreciation and amortization expenses of $9,703 resulted in income of $21,034 before minority interest. Net income amounted to $19,682. The Company paid a Series B preferred stock dividend of $501 during the period resulting in net income available to common shareholders of $19,181.


Three    months  ended  September  30,  1999,  compared  to three  months  ended
September  30, 1998 (dollars in  thousands)
         The following discussion compares the activities of the Company for the three months ended September 30, 1999 with the activities of the Company for the three months ended September 30, 1998.

         Total revenues increased from $19,107 for the three months ended September 30, 1998 to $22,570 for the three months ended September 30, 1999, an increase of $3,463 or 18.1%. Of this, $686 resulted from the gain on the sale of a facility in Tennessee, $2,015 resulted from the acquisition of 30 properties during the period July 1, 1998 through September 30, 1999 and $762 was realized as a result of increased rental rates at the 191 properties owned by the Company at July 1, 1998. Overall, same-store revenues grew 4.2% for the three-month period ended September 30, 1999 as compared to the same period in 1998.

         Property operating and real estate tax expense increased $824 or 15% during the period. $658 was a result of absorbing additional expenses from operating the newly acquired properties, and $166 related to the operations of its sites operated for more than one year.

         General and administrative expenses increased $145 principally as a result of the need for additional personnel and increased administrative costs associated with managing the additional properties.

         Interest expense increased $423 due to the $12,500 drawn on the Company's line of credit and term note during the last twelve months.

         Income before minority interest increased from $6,638 to $8,177, an increase of $1,539 or 23%.

         During the quarter the Company introduced a new concept, Uncle Bob's Flex-a-Space. While the effect of the concept on near term earnings will be dilutive, the Company expects Uncle Bob's Flex-a-Space to contribute to profitability by the third quarter of 2000.

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

                                                     Nine months    Nine months
                                                       ended          ended
                                                      Sept. 30,      Sept. 30,
                                                        1999           1998
(in thousands)                                      -----------    -----------

Net income .........................................   $ 19,682      $ 17,900
Minority interest in income ........................      1,352           862
Depreciation of real estate and amortization
   of intangible assets exclusive of deferred
   financing fees and gain on sale .................      8,433         7,223
Extraordinary loss .................................        -             350
Funds from operations allocable to minority interest     (1,895)       (1,212)
Preferred dividends ................................       (501)          -
                                                        --------      --------
FFO available to common shareholders ...............   $ 27,071      $ 25,123
                                                        ========      ========


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


Item 2.  Changes in Securities

         On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $25 per share ("Series B Preferred Stock"). The offering price was $25 per share resulting in net proceeds of $28.8 million. The proceeds were used to reduce outstanding amounts on the Company's bank credit facility. The Series B Preferred Stock is not redeemable prior to July 30, 2004, after which the Company may redeem the shares at a redemption price of $25 per share, plus any accrued and unpaid dividends. Cash dividends of $2.4625 per annum per share are payable quarterly in arrears on the last day of each March, June, September and December.


Item 3.  Defaults Upon Senior Securities

         No disclosure required.


Item 4.  Submission of Matters to a Vote of Security Holders

         No disclosure required.


Item 5.  Other Information

         No disclosure required.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  3. Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 filed with the Company's Registration Statement on Form 8-A dated July 29, 1999).

                  27.      Financial Data Schedule

         (b) Reports on Form 8-K

         On July 30, 1999 the Company filed a Current Report on Form 8-K in connection with the public offering of 1,200,000 shares of its 9.85% Series B Cumulative Redeemable Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Sovran Self Storage, Inc.

November 12, 1999           By:  /S/ David L. Rogers
-----------------                --------------------
Date                        David L. Rogers, Secretary, Chief Financial Officer