Form 10-K
period 1999-12-31
SOVRAN SELF STORAGE INC
filed 2000-03-30
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                 Commission File Number: 1-13820



                    Sovran Self Storage, Inc.
                    __________________________
      (Exact name of Registrant as specified in its charter)


Maryland                                     16-1194043
________                                     __________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



                       5166 Main Street
                    Williamsville, NY 14221
                    ________________________
            (Address of principal executive offices)
                           (Zip code)


                         (716) 633-1850
                         ______________

      (Registrant's telephone number including area code)


   Securities registered pursuant to Section 12(b) of the Act:


Title of Securities                 Exchanges on which Registered
___________________                 _____________________________
Common Stock, $.01 Par Value           New York Stock Exchange

9.85% Series B Cumulative              New York Stock Exchange
Redeemable Preferred Stock,
$.01 Par Value


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

                       Yes   [ X ]  No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 15, 2000, 12,131,168 shares of Common Stock, $.01 par value per share were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $216,762,816 (based on the closing price of the Common Stock on the New York Stock Exchange on March 15, 2000).

                 Exhibit Index is on Pages 49-51



               DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Annual Meeting of
Shareholders of the Company to be held on May 24, 2000 (Part
III).

PART I

ITEM 1.  BUSINESS

     Sovran Self Storage, Inc.(the "Company") is a self-administered and self managed real estate investment trust ("REIT") which acquires, owns and manages self-storage properties. (The Company's self-storage properties are hereinafter referred to collectively as the "Properties" and individually as a "Property"). The Company began operations on June 26, 1995. As of March 15, 2000 the Company owned and operated 225 self-storage properties consisting of approximately
12.7 million net rentable square feet, situated in 21 states. As of December 31, 1999, the Properties have a weighted average occupancy of 85% and a weighted average annual rent per occupied square foot of $7.86. The Company believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

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

     The Company was formed to continue the business of its predecessor company, which had engaged in the self-storage business since 1985. The Company owns an indirect interest in each of the Properties through a limited partnership (the "Partnership") of which the Company holds in total a 93.55% economic interest and unaffiliated third parties own collectively a 6.45% limited partnership interest. The Partnership owns a 100% fee simple interest in each of the Properties. The Company believes that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates the Company's ability to acquire properties by using units of the Partnership as currency.

     The Company was incorporated on April 19, 1995 under
Maryland law. The Company's principal executive offices are located at 5166 Main Street, Williamsville, New York 14221, and its telephone number is (716) 633-1850.

INDUSTRY OVERVIEW

     The Company believes that self-storage facilities offer inexpensive storage space to residential and commercial users.
In addition to fully enclosed and secure storage space, some operators, including the Company, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full-time manager/leasing. Customers have access to their storage area during business hours and in certain circumstances are provided with 24 hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Company, and the customer has control of access to the unit.

     The Company believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

     According to published data, of the approximately 30,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Company believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

     Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Company estimates that commercial users account for approximately 30% of its total occupancy, which is substantially higher than the reported industry average of 18%.

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

               - Performing regular preventative maintenance to avoid significant repair obligations;

               - Linking all facilities to a central customized management information system; and

               - Utilization of a national marketing program that attracts commercial tenants who have multi-market self-storage needs.

     Each Property is managed by a full-time Property Manager and one or more assistant managers. Each Property Manager is responsible for most operational decisions with respect to his or her Property, including rent charges and maintenance, subject to certain monetary limits. Assistant managers enable Property Managers to have sufficient time to perform marketing functions. Each Property Manager reports to an Area or Regional Manager who in turn reports to an Executive Vice President. The Company currently employs two Executive Vice Presidents who primarily focus on marketing and overall supervision of the Area and Regional Managers. The Area and Regional Managers are responsible for overseeing site operations.

     Property Managers attend a thorough orientation program and undergo continuous training, which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Company's customized management information system. In addition to frequent contact with Area and Regional Managers and other Company personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

     The Company annually develops a written marketing plan for each of its Properties which is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of the same size at a Property are at or near 90% occupancy, then the plan will generally include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Company primarily uses telephone directories to advertise its services, including a map and when possible, listing Properties in the same marketplace in a single advertisement. The Company also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

     The Company's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are immediately transmitted to the Company's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Company's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Area and Regional Managers. The Company's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

     The Company's Executive Vice Presidents, Regional Managers, Area Managers and Property Managers are compensated with a base salary and may, in addition, earn incentive compensation. The Company annually establishes a target gross income and net operating income for each Property. As incentive compensation, Property Managers earn a specific bonus per move-in; and Executive Vice Presidents, Regional Managers and Area Managers earn a percentage of the combined net operating incomes in excess of the targeted levels for all facilities reporting to them.
This incentive compensation program is not subject to any caps or increment requirements. It is not unusual for any manager to earn in excess of 10% of the base salary as incentive compensation. The Company believes that the structure of these programs causes its managers to exercise their operational autonomy in a manner to maximize income through increased rental rates.

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

FEDERAL INCOME TAX

     The Company has operated, and intends to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements".

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

DISPOSITION POLICY

     Management periodically reviews the assets comprising the Company's portfolio. Any disposition decision will be based on a variety of factors, including, but not limited to, the
(i) potential to continue to increase cash flow and value,
(ii) sale price, (iii) strategic fit with the rest of the Company's portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT. In 1999, the Company sold a facility located in Tennessee for $2.5 million resulting in a gain of $.65 million.

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

BORROWING POLICY

     The Board of Directors of the Company currently limits the amount of debt that may be incurred by the Company to less than 50% of the sum of market value of the issued and outstanding Common and Preferred Stock plus the Company's debt (Market Capitalization). The Company, however, may from time to time re-evaluate and modify its borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

     The Company increased the balance outstanding on the $150 million credit facility from $112 million in 1998 to $123 million at December 31, 1999. The proceeds were used to fund a portion of the 1999 acquisitions. The credit facility matures
February 2001 and provides for funds at LIBOR plus 1.25%.

     In July 1999, the Company issued 1,200,000 shares of 9.85%
Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the credit facility.

     The Company also has a $75 million unsecured term note that bears interest at LIBOR plus 1.50%.

     To the extent that the Company desires to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, the Company may utilize preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on its Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single Property or on its portfolio as a whole. For additional information regarding borrowings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements filed herewith.

EMPLOYEES

     The Company currently employs a total of 608 employees, including 242 Property Managers, 14 Area Managers, 6 Regional Managers, 2 Executive Vice Presidents and 300 part-time employees. At the Company's headquarters, in addition to the 3 senior executive officers, the Company employs 41 people engaged in various support activities such as accounting and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

OVERVIEW

     At December 31, 1999, the Company, owned 100% fee simple interests in, and operated, a total of 222 Properties, consisting of approximately 12.5 million net rentable square feet, situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. As of December 31, 1999, the Properties had a weighted average occupancy of 85% and a weighted average annual rent per square foot of $7.86. The Company believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned.

     The Company's self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Company's Properties are fenced with computerized gates and are well lighted. All but twenty-three of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

     Currently, 212 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all of the Properties to the "Uncle BoB's" trade name.

     The table below provides certain information regarding the properties:
                                               Uncle
                                               BoB's   Occupancy
                             Year            Trade      at                                 Mgr.
Location                     Built  Sq. Ft.  Name    12/31/99  Acres Units  Bldgs. Floors  Apt.    Construction
__________________________________________________________________________________________________________________________________
  ALABAMA
Birmingham I                 1990   36,975     Y       79%      2.7   297     9      1      Y   Masonry/Steel Roof
Birmingham II                1990   52,550     Y       87%      4.7   404     8      1      Y   Masonry/Steel Roof
Montgomery I                 1982   74,830     Y       81%      5.0   619    16      1      Y   Masonry/Steel Roof
Birmingham III               1970   72,410     Y       77%      4.3   409     6      1      Y   Masonry/Steel Roof
Montgomery II                1984   42,305     Y       95%      2.7   287    10      1      N   Masonry/Steel Roof
Montgomery III               1988   41,550     Y       90%      2.4   391     9      1      Y   Steel Bldg./Steel Roof
Birmingham-Walt              1984   63,380     Y       69%      3.3   390     6      1      Y   Masonry Wall/Metal Roof
  ARIZONA
Gilbert-Elliot Rd            1995   59,320     Y       79%      3.3   701     8      1      Y   Masonry Wall/Metal Roof
Glendale-59th Ave            1997   67,076     Y       82%      4.6   634     7      1      Y   Masonry Wall/Metal Roof
Mesa-Baseline                1986   39,125     Y       87%      1.8   393    11      1      Y   Masonry Wall/Metal Roof
Mesa-E. Broadway             1986   38,825     Y       75%      1.8   371     5      1      Y   Masonry Wall/Metal Roof
Mesa-W. Broadway             1976   36,405     Y       78%      1.9   403     5      1      Y   Masonry Wall/Metal Roof
Mesa-Greenfield              1986   48,585     Y       79%      2.1   435     8      1      N   Masonry Wall/Metal Roof
Phoenix-Camelback            1984   43,660     Y       76%      2.0   536     7      1      Y   Masonry Wall/Metal Roof
Phoenix-Bell                 1984   96,630     Y       71%      4.6   942     7      1      Y   Metal Wall/Metal Roof
Phoenix-35th Ave             1996   72,140     Y       80%      4.3   728     8      1      Y   Masonry Wall/Metal Roof
  CONNECTICUT
New Haven                    1985   48,290     Y       77%      3.9   392     5      1      N   Masonry Wall/Steel Roof
Hartford-Metro I             1988   49,000     Y       91%     10.0   334    10      1      N   Steel Bldg./Steel Roof
Hartford-Metro II            1992   39,025     Y       97%      6.0   315     7      1      N   Steel Bldg./Steel Roof
  FLORIDA
Lakeland I                   1985   48,055     Y       79%      3.5   443    11      1      Y   Masonry Wall/Steel Roof
Tallahassee I                1973  147,059     Y       80%     18.7   713    21      1      Y   Masonry Wall/Tar & Gravel Roof
Tallahassee II               1975   43,740     Y       97%      4.0   241     7      1      Y   Masonry Wall/Tar & Gravel Roof
Port St. Lucie               1985   54,250     Y       74%      4.0   597    12      1      N   Steel Bldg./Steel Roof
Deltona                      1984   63,992     Y       85%      5.0   453     5      1      Y   Masonry Wall/Shingle Roof

Jacksonville I               1985   39,882     Y       92%      2.7   295    14      1      Y   Masonry Wall/Tar & Gravel Roof
Orlando I                    1988   50,445     Y       82%      2.8   594     3      2      Y   Steel Bldg./Steel Roof
Ft. Lauderdale               1985  100,900     Y       93%      7.6   647     7      1      Y   Steel Bldg./Steel Roof
West Palm I                  1985   45,465     Y       74%      3.2   406     6      1      N   Steel Bldg./Steel Roof
Melbourne I                  1986   83,104     Y       89%      8.3   744    11      1      Y   Masonry Wall/Shingled Roof
Pensacola I                  1983  108,291     Y       87%      7.5   949    13      1      Y   Steel Bldg./Steel Roof
Pensacola II                 1986   57,720     Y       94%      3.4   508     9      1      Y   Steel Bldg./Steel Roof
Melbourne II                 1986   56,039     Y       85%      3.4   618    11      1      N   Steel Bldg./Steel Roof
Jacksonville II              1987   53,975     Y       95%      4.4   480    11      1      Y   Masonry/Steel Roof
Pensacola III                1986   64,641     Y       93%      6.1   515    12      1      N   Steel Bldg./Steel Roof
Pensacola IV                 1990   38,850     Y       94%      2.7   280     9      1      Y   Masonry/Steel Roof
Pensacola V                  1990   39,445     Y       81%      2.6   326     4      1      Y   Masonry/Steel Roof
Tampa I                      1989   60,516     Y       91%      3.3   877     6      1      N   Masonry/Steel Roof
Tampa II                     1985   56,081     Y       86%      2.9   782    10      1      N   Masonry/Steel Roof
Tampa III                    1988   47,321     Y       93%      2.2   665    14      1      N   Masonry/Steel Roof
Orlando II                   1986  134,834     Y       77%      8.5 1,360    20      1      Y   Masonry Wall/Steel Roof
Ft. Myers I                  1988   27,654     Y       77%      1.1   267     6      2      Y   Steel Bldg./Steel Roof
Ft. Myers II              1991/94   23,053     Y       93%      1.9   300     2      1      Y   Masonry/Steel Roof
Tampa IV                     1985   58,605     Y       88%      4.0   558    10      1      Y   Masonry/Steel Roof
West Palm II                 1986   30,993     Y       89%      2.3   382     9      1      Y   Masonry/Steel Roof
Ft. Myers III                1986   36,040     Y       91%      2.4   261     9      1      Y   Masonry/Steel Roof
Lakeland II                  1988   60,010     Y       83%      4.0   591     9      1      N   Masonry Wall/Steel Roof
Ft. Myers IV                 1987   59,706     Y       97%      4.5   277     4      1      Y   Masonry/Steel Roof
Jacksonville III             1987  102,500     Y       84%      5.9   788    13      1      Y   Masonry Wall/Shingle Roof
Jacksonville IV              1985   43,895     Y       87%      2.7   506     7      1      Y   Steel Bldg./Steel Roof
Jacksonville V            1987/92   53,855     Y       98%      2.9   511    13      2      Y   Steel Bldg./Masonry Wall/ Steel Roof
Orlando III                  1975   52,704     Y       76%      3.2   504     8      2      N   Masonry Wall/Steel Roof
Orlando IV-W 25th St         1984   38,636     Y       87%      2.8   408     6      1      Y   Steel Bldg/Steel Roof
Delray I-Mini                1969   50,355     Y       96%      3.5   486     3      1      Y   Masonry Wall/Concrete Roof
Delray II-Safeway            1980   70,078     Y       86%      4.3   711    17      1      Y   Masonry Wall/Concrete Roof
Tampa-E. Hillborough         1985   84,690     N       80%      5.3   736    16      1      Y   Masonry Wall/Metal Roof
Titusville                1986/90   54,850     Y       94%      6.0   417     9      1      Y   Metal Wall/Shingle Roof
Ft.Myers-Mall             1991/94   20,881     Y       73%      1.3   230     4      1      Y   Masonry/Steel Roof
Indian Harbor-Beach          1985   64,978     Y       91%      4.0   717    15      1      N   Masonry Wall/Metal Roof
Hollywood-Sheridan           1988  129,613     N       93%      7.0 1,167    21      1      Y   Masonry Wall/Concrete Roof
Pompano Beach-Atlantic       1985   75,154     N       86%      4.0   980    17      1      N   Masonry Wall/Concrete Roof
Pompano Beach-Sample         1988   63,610     N       83%      3.6   839    14      1      N   Masonry Wall/Metal Roof


Boca Raton-18th St           1991   89,527     N       85%      6.2 1,063     8      1      N   Masonry Wall/Metal Roof
Vero Beach                   1997   34,450     Y       94%      1.9   314     2      1      N   Masonry Wall/Metal Roof
Hollywood-N.21st             1987   58,917     Y       96%      3.1   716    11      1      Y   Masonry Wall/Metal Roof
Cocoa                        1982   73,242     N       86%      2.5   720    12      1      Y   Masonry Wall/Metal Roof
  GEORGIA
Savannah                     1981   59,530     Y       89%      5.4   499    11      1      Y   Masonry Wall/Steel Roof
Atlanta-Metro I              1988   68,935     Y       91%      3.9   525     5      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro II             1988   45,300     Y       84%      3.9   375     6      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro III            1988   56,695     Y       72%      5.3   408     9      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro IV             1989   42,495     Y       84%      3.5   315     7      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro V              1988   44,545     Y       82%      4.2   308     3      1      Y   Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI             1986   50,400     Y       81%      3.6   452     7      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro VII            1981   39,010     Y       79%      2.5   328     9      2      Y   Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII           1975   46,791     Y       85%      3.3   438     6      2      Y   Masonry Wall/Tar & Gravel Roof
Augusta I                    1988   52,360     Y       90%      4.0   408    13      1      Y   Steel Bldg./Steel Roof
Macon I                      1989   40,700     Y       90%      3.2   353    14      1      Y   Steel Bldg./Steel Roof
Augusta II                   1987   46,200     Y       87%      3.5   373     4      1      Y   Masonry Wall/Steel Roof
Atlanta-Metro IX             1988   55,826     Y       88%      4.6   408     6      1      Y   Steel Bldg./Steel Roof
Atlanta-Metro X              1988   47,895     Y       95%      6.8   412     9      1      N   Steel Bldg./Steel Roof
Macon II                  1989/94   58,915     Y       81%     14.0   540    11      1      Y   Steel Bldg./Steel Roof
Savannah II                  1988   49,365     Y       95%      2.6   462     8      1      Y   Masonry Wall/Steel Roof
Atlanta-Alpharetta           1994   80,540     Y       66%      5.8   551     8      1&2    Y   Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell     1996   59,450     Y       83%      6.0   451     8      1&2    Y   Steel Bldg./Steel Roof
Atlanta-Doraville            1995   68,465     Y       90%      4.9   636     8      1&2    Y   St&Masonry Bldg/Steel Roof
Ft. Oglethorpe               1989   45,125     Y       83%      3.3   444     6      1      Y   Masonry Wall/Metal Roof
  LOUISIANA
Baton Rouge-Airline          1982   72,120     Y       84%      2.5   412    12      1      Y   Masonry Wall/Metal Roof
Baton Rouge-Airline 2        1985   44,895     Y       90%      2.8   444     9      1      N   Masonry Wall/Steel Roof
Lafayette-Pinhook 1          1980   57,030     Y       76%      3.2   492     7      1      Y   Masonry Wall/Metal Roof
Lafayette-Pinhook 2       1992/94   47,025     Y       80%      2.4   439     2      1      Y   Metal Wall/Metal Roof
Lafayette-Ambassador         1975   33,885     Y       79%      2.0   452     3      1      Y   Masonry Wall/Shingle Roof
Lafayette-Evangeline         1977   35,230     Y       56%      3.1   353     3      1      Y   Masonry Wall/Metal Roof
Lafayette-Guilbeau           1994   63,735     Y       79%      3.4   598     1      1      N   Metal Wall/Metal Roof
  MAINE
Westbrook                    1988   41,000     N       84%      5.9   430     7      1      Y   Metal Wall/Metal Roof




  MARYLAND
Salisbury                    1979   33,560     Y       82%      3.0   416    10      1      N   Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick        1984   21,233     Y       85%      1.9   347     2      3      N   Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg    1988   61,834     Y       93%      2.2   539     2      4      Y   Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover       1990   51,838     Y       93%      3.1   674     8      1      Y   Steel Bldg./Steel Roof
  MASSACHUSETTS
New Bedford                  1982   42,068     Y       97%      3.4   372     7      1      Y   Steel Bldg./Steel Roof
Springfield                  1986   42,100     Y       88%      4.7   318     5      1      N   Masonry Wall/Shingle Roof
Northbridge                  1988   50,410     Y       90%      3.5   356    10      1      N   Metal Wall/Metal Roof
Salem                        1979   53,205     Y       91%      2.0   498     2      2      Y   Steel Wall/Metal Roof
Boston-Metro I               1980   37,875     Y       98%      2.0   401     3      2      Y   Masonry Wall/Tar & Gravel Roof
Boston-Metro II              1986   38,315     Y       96%      3.6   439     8      2      N   Masonry Wall/Tar & Gravel Roof
  MICHIGAN
Grand Rapids                 1976   57,900     Y       94%      5.4   526     9      1      Y   Masonry Wall/Steel Roof
Grand Rapids II              1983   32,300     Y       95%      8.0   296     6      1      N   Masonry & Steel Walls
Kalamazoo                    1978   60,218     Y       87%     11.6   672    14      1      Y   Steel Bldg/Steel & Shingle Roof
Lansing                      1987   45,005     Y       92%      3.8   405     9      1      Y   Steel Bldg/Steel Roof
Holland                      1978   96,448     Y       94%     13.6   730    18      1      Y   Masonry Wall/Steel Roof
  MISSISSIPPI
Jackson I                    1990   41,960     Y       94%      2.0   343     6      1      Y   Masonry/Steel Roof
Jackson II                   1990   38,815     Y       88%      2.1   310     9      1      Y   Masonry/Steel Roof
Jackson III-155              1995   62,048     Y       97%      1.3   426     2      1      N   Metal Wall/Metal Roof
Jackson-N.West               1984   57,175     N       90%      5.2   473    13      1      Y   Masonry Wall/Metal Roof
  NEW HAMPSHIRE
Salem-Policy                 1980   62,775     Y      100%      8.7   546     9      1      Y   Masonry Wall/Metal Roof
  NEW YORK
Middletown                   1988   26,000     Y       96%      2.8   283     4      1      N   Steel Bldg./Steel Roof
Buffalo I                    1981   76,290     Y       94%      5.1   535    10      1      Y   Steel Bldg./Steel Roof
Rochester I                  1981   41,834     Y       64%      2.9   407     5      1      Y   Steel Bldg./Steel Roof
Rochester II                 1980   29,610     Y       90%      3.5   242     9      1      N   Masonry Wall/Shingle Roof
Buffalo II                   1984   54,635     Y       90%      6.2   438    12      1      Y   Steel Bldg./Steel Roof
Syracuse I                   1987   73,320     Y       87%      7.5   767    16      1      N   Steel Bldg./Steel Roof
Syracuse II                  1983   54,650     Y       95%      3.6   424    10      1      Y   Steel Bldg./Shingled Roof
Rochester III                1990   67,865     Y       95%      2.7   462     1      1      N   Masonry Wall/Shingle Roof
Harriman                  1989/95   66,240     Y       85%      6.1   642    10      1      Y   Metal Wall/Metal Roof
  NORTH CAROLINA
Charlotte                    1986   37,815     Y       74%      2.9   333     6      1      Y   Steel Bldg./Steel Roof
Fayetteville                 1980   90,992     Y       64%      6.2 1,021    12      1      Y   Steel Bldg./Steel Roof

Greensboro                   1986   45,230     Y       70%      3.4   422     5      1      Y   Steel Bldg./Mas. Wall/ Steel Roof
Raleigh I                    1985   58,460     Y       79%      5.0   543     8      2      Y   Steel Bldg./Steel Roof
Raleigh II                   1985   33,125     Y       80%      2.5   325     8      1      Y   Steel Bldg./Steel Roof
Charlotte II                 1995   48,830     Y       54%      5.6   477     7      1      Y   Masonry Wall/Steel Roof
Charlotte III                1995   31,320     Y       92%      2.9   336     6      1      Y   Masonry Wall/Steel Roof
Greensboro-Hilltop           1995   32,328     Y       86%      1.0   311     7      1      N   Metal Wall/Metal Roof
Greensboro-StageCoach        1997    9,625     Y       89%      2.5    91     2      1      N   Metal Wall/Metal Roof
Greensboro-High Point        1993   58,420     Y       65%      2.5   518     9      1      N   Steel wall/Metal Roof
Durham-Hillborough        1988/91   67,351     Y       78%      5.0   623     5      1      Y   Metal Wall/Metal Roof
Durham-Cornwallis         1990/96   79,040     Y       73%      4.7   665     9      1      Y   Masonry Wall/Metal Roof
Jacksonville-Center          1995   50,670     Y       68%      5.0   449    11      1      Y   Metal Wall/Metal Roof
Jacksonville-Gum Branch      1989   62,930     Y       83%      5.0   479    14      1      Y   Metal Wall/Metal Roof
Jacksonville-N. Marine       1985   43,540     Y       69%      8.4   413     6      1      Y   Masonry Wall/Shingle Roof
  OHIO
Youngstown                   1980   54,830     Y       84%      5.8   364     5      1      Y   Steel Bldg./Steel Roof
Cleveland-Metro I            1980   48,930     Y       89%      6.4   350     9      1      Y   Steel Bldg./Steel Roof
Cleveland-Metro II           1987   60,890     Y       93%      4.8   453     4      1      Y   Steel Bldg./Steel Roof
Cincinnati                   1988   48,615     Y       96%      2.8   496     7      1      Y   Masonry Wall/Steel Roof
Dayton                       1988   62,602     Y       97%      3.6   615     8      1      Y   Masonry Wall/Steel Roof
Youngstown II                1988   55,750     Y       90%      3.9   499     7      1      Y   Masonry Wall/Steel Roof
Akron                        1990   38,320     Y       89%      3.4   296    12      1      Y   Masonry Wall/Steel Roof
Cleveland III                1986   68,100     Y       78%      3.4   598    12      1      Y   Masonry Wall/Steel Roof
Cleveland IV                 1978   65,810     Y       92%      3.5   597     5      1      Y   Masonry Wall/Steel Roof
Cleveland V                  1979   74,702     Y       92%      3.1   661     9      1&2    Y   Masonry Wall/Rolled Roof
Cleveland VI                 1979   47,165     Y       90%      2.6   377     8      1      Y   Masonry Wall/Concrete Roof
Cleveland VII                1977   70,140     Y       95%      4.3   609    13      1      Y   Masonry Wall/Steel Roof
Cleveland VIII               1970   47,975     Y       92%      5.7   477     6      1      N   Masonry Wall/Steel Roof
Cleveland IX                 1982   54,690     Y       85%      4.4   296     5      1      N   Masonry Wall/Steel Roof
Cleveland 10-Avon            1989   46,700     Y       82%      5.8   369     6      1      N   Metal Wall/Metal Roof
Warren-Elm                   1986   60,230     Y       82%      7.3   498     8      1      Y   Masonry Wall/Metal Roof
Warren-Youngstown            1986   59,107     Y       87%      5.0   548    11      1      N   Masonry Wall/Metal Roof
Batavia                      1988   61,810     N       72%      5.5   547     9      1      N   Metal Wall/Steel Roof
  PENNSYLVANIA
Allentown                    1983   41,700     Y       87%      6.3   342     7      1      Y   Masonry Wall/Shingle Roof
Sharon                       1975   38,270     Y       92%      3.0   313     5      1      Y   Steel Bldg./Steel Roof
Harrisburg I                 1983   48,850     Y       96%      4.1   445     9      1      Y   Masonry Wall/Steel Roof
Harrisburg II                1985   58,845     Y       90%      9.2   292    10      1      Y   Masonry Wall/Steel Roof


Pittsburgh                   1990   57,650     Y       90%      3.4   509     6      1      Y   Steel Bldg./Steel Roof
Pittsburgh II                1983  102,750     Y       76%      4.8   750     4      2      Y   Masonry Wall/Shingled Roof
Harrisburg-Peiffers          1984   63,770     Y       92%      4.1   612     9      1      Y   Masonry Wall/Metal Roof
  RHODE ISLAND
East Greenwich            1984/88   70,955     Y       91%      4.9   672     9      1      Y   Metal Wall/Metal Roof
W. Warwick                1986/94   30,631     Y       89%      2.3   336     4      1      N   Metal Wall/Steel Roof
Providence                   1984   38,670     Y       98%      3.7   388     7      1      Y   Masonry Wall/Tar & Gravel Roof
  SOUTH CAROLINA
Charleston I                 1985   49,714     Y       92%      3.3   412    11      1      Y   Steel Bldg./Mas. Wall/Steel Roof
Columbia I                   1985   47,800     Y       94%      3.3   398     7      1      Y   Steel Bldg./Steel Roof
Columbia II                  1987   58,830     Y       90%      6.0   464     8      1      N   Steel Bldg./Steel Roof
Columbia III                 1989   41,490     Y       76%      3.5   335     5      2      Y   Steel Bldg./Steel Roof
Columbia IV                  1986   57,770     Y       89%      5.6   453     7      1      Y   Steel Bldg./Steel Roof
Spartanburg                  1989   40,450     Y       76%      3.6   350     6      1      Y   Steel Bldg./Steel Roof
Charleston II                1985   40,318     Y       98%      2.2   331    10      1      Y   Masonry Wall/Steel Roof
  TENNESSEE
Chattanooga-Lee Hwy          1987   37,180     Y       88%      3.3   390     6      1      Y   Masonry Wall/Metal Roof
Chattanooga-Hwy 58           1985   35,630     Y       80%      2.4   329     4      1      Y   Masonry Wall/Metal Roof
Hendersonville            1986/97   93,005     Y       70%      5.7   646    16      1      Y   Masonry Wall/Metal Roof
  TEXAS
Arlington I                  1987   45,965     Y       92%      2.3   384     7      1      Y   Masonry Wall/Steel Roof
Arlington II                 1986   67,220     Y       73%      3.8   286    11      1      Y   Masonry Wall/Steel Roof
Ft. Worth                    1986   40,875     Y       92%      2.4   341     3      1      Y   Masonry Wall/Asphalt Roof
San Antonio I                1986   49,920     Y       84%      3.9   486    12      1      Y   Masonry Wall/Steel Roof
San Antonio II               1986   40,170     Y       80%      1.9   285     7      1      Y   Masonry Wall/Steel Roof
San Antonio III              1981   48,782     Y       82%      2.6   495     5      1      Y   Masonry Wall/Steel Roof
Universal                    1985   35,120     Y       94%      2.4   397     8      1      Y   Masonry Wall/Steel Roof
San Antonio IV               1995   44,560     Y       94%      5.4   415    11      1      Y   Steel Bldg/Steel Roof
Houston-Eastex            1993/95   70,030     Y       95%      6.4   563     5      1      Y   Metal Wall/Steel Roof
Houston-Nederland            1995   61,871     Y       95%      6.3   531     1      1      Y   Metal Wall/Steel Roof
Houston-College              1995   35,650     Y       98%      1.8   316     1      1      Y   Metal Wall/Steel Roof
Dallas-Skillman              1975  121,659     Y       81%      5.9 1,107     8      1&2    Y   Masonry Wall/Steel Roof
Dallas-Centennial            1977  103,783     Y       81%      6.7 1,094     8      1&2    N   Masonry Wall/Steel Roof
Dallas-Samuell               1975   79,046     Y       90%      3.8   793     6      1&2    Y   Masonry Wall/Steel Roof
Dallas-Hargrove              1975   71,914     Y       86%      3.1   747     5      1&2    Y   Masonry Wall/Steel Roof
Houston-Antoine              1984   75,720     Y       83%      4.1   671     9      1      Y   Metal Wall/Metal Roof
Katy                         1994   44,030     Y       87%      8.6   438    10      1      Y   Metal Wall/Metal Roof
Humble                       1986   63,589     Y       89%      2.3   601     6      1      Y   Masonry Wall/Metal Roof

Houston-Old Katy             1996   52,800     Y       88%      3.0   490    19      1      Y   Masonry Wall/Shingle Roof
Webster-Hwy 3                1997   54,850     Y       70%      3.3   536     6      1      Y   Masonry Wall/Metal Roof
Carrollton                   1997   51,760     Y       84%      3.2   499     5      1      Y   Masonry Wall/Metal Roof
San Marcos                   1994   61,690     Y       82%      5.0   432    18      1      N   Metal Wall/Metal Roof
Austin-McNeil                1994   72,490     Y       78%      7.0   556    19      1      Y   Metal Wall/Metal Roof
Austin-FM                    1996   60,150     Y       95%      4.9   390     9      1      Y   Metal Wall/Metal Roof
Euless                       1996   93,120     Y       50%      7.5   499     9      1      Y   Metal Wall/Metal Roof
N. Richland Hills            1996   76,545     Y       87%      7.4   549    11      1      Y   Metal Wall/Metal Roof
Katy-Franz                   1993   67,135     Y       82%      7.2   531    10      1      Y   Metal Wall/Metal Roof
Cedar Hill                   1985   53,735     N       93%      3.0   416    16      1      Y   Metal Wall/Metal Roof
  VIRGINIA
Newport News I               1988   50,065     Y       94%      3.2   449     7      1      Y   Steel Bldg./Steel Roof
Alexandria                   1984   76,334     Y       88%      3.2 1,129     4      2      Y   Masonry Wall/Tar & Gravel Roof
Norfolk I                    1984   40,350     Y       85%      2.7   328     7      1      Y   Steel Bldg./Steel Roof
Norfolk II                   1989   45,375     Y       92%      2.1   358     4      1      Y   Masonry Wall/Steel Roof
Richmond                     1987   52,070     Y       89%      2.7   526     5      1      Y   Masonry Wall/Steel Roof
Newport News II           1988/93   63,475     Y       88%      4.7   407     8      1      Y   Steel Bldg./Steel Roof
Lynchburg-Lakeside           1982   47,628     Y       88%      5.3   435    10      1      Y   Masonry Wall/Steel Roof
Lynchburg-Timberlake         1985   44,150     Y       63%      2.3   384     4      1      Y   Masonry Wall/Steel Roof
Lynchburg-Amherst            1987   23,388     Y       89%      1.5   202     3      1      N   Masonry Wall/Metal Roof
Christiansburg            1985/90   38,622     Y       79%      3.2   346     6      1      Y   Masonry Wall/Metal Roof
Chesapeake                1988/95   37,450     Y       85%     12.0   341     7      1      Y   Metal Wall/Steel Roof
Danville                     1988   49,672     Y       79%      3.2   408     8      1      N   Steel Wall/Metal Roof
Chesapeake-Military          1996   58,435     Y       64%      3.0   592     3      1      N   Masonry Wall/Metal Roof
Chesapeake-Volvo             1995   63,250     Y       94%      4.0   533     4      1      N   Masonry Wall/Metal Roof
Virginia Beach-Shell         1991   52,566     Y       75%      2.5   588     5      1      N   Masonry Wall/Metal Roof
Virginia Beach-Central    1993/95   96,693     Y       70%      5.0   934     6      1      N   Masonry Wall/Metal Roof
NorfolK-Naval Base           1975  126,508     Y       84%      5.2 1,272    11      1      N   Masonry Wall/Metal Roof
Lynchburg-Timberlake      1990/96   49,727     Y       84%      5.2   458     7      1      N   Masonry Wall/Metal Roof

Total for all Properties          12,532,748                    961 112,173 1,823


Weighted Average                                       85%

ITEM 3.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery and trial. The Company is vigorously defending the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter,if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material, adverse effect upon the Company.

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

Quarter             High                Low
1998
1st                 32.625              28.75
2nd                 29.75               26.188
3rd                 29.125              21.25
4th                 26.625              23.563

1999
1st                 25.5000             23.2500
2nd                 27.0625             22.3750
3rd                 26.4375             22.0000
4th                 23.0625             17.5000

      As of March 15, 2000, there were approximately 681 holders of record of the Company's Common Stock.

     The Company has paid quarterly dividends to its shareholders since the Initial Offering. Reflected in the table below are the dividends paid in the last three years.

     For Federal Income Tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 1999 represent 89.4% ordinary income, 8% return of capital and a 2.6% capital gain.

History of Dividends Declared on Common Stock

1st Quarter, 1997        $0.520 per share
2nd Quarter, 1997        $0.520 per share
3rd Quarter, 1997        $0.540 per share
4th Quarter, 1997        $0.540 per share
_________________________________________

1st Quarter, 1998        $0.540 per share
2nd Quarter, 1998        $0.540 per share
3rd Quarter, 1998        $0.560 per share
4th Quarter, 1998        $0.560 per share
_________________________________________

1st Quarter, 1999        $0.560 per share
2nd Quarter, 1999        $0.560 per share
3rd Quarter, 1999        $0.570 per share
4th Quarter, 1999        $0.570 per share

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                                      Predecessor
                                                                           Company                                        (a)
                                                 _________________________________________________________________    ___________
                                                                                                             For         For
                                                                                                            Period      Period
                                                                                                             From        From
                                                                                                            6/26/95     1/1/95
(dollars in thousands,                                     At or For Year Ended December 31,                  to          to
  except per share data)                           1999         1998         1997            1996           12/31/95    6/25/95
                                                   ____         ____         ____         _________         _______    ________
Operating Data
Total revenues                                     $  84,256    $  69,360    $  49,354    $  33,597         $  12,942  $  9,532
Income before extraordinary item                      25,585       23,897       23,119       15,659             6,744       311
Net income                                            25,585       23,540       23,119       15,659             6,744       311
Income per common share before
 extraordinary item - basic                             1.96         1.94         1.97         1.88              0.91         -
Net income per common
 share - basic                                          1.96         1.91         1.97         1.88              0.91         -
Net income per common
 share - diluted                                        1.96         1.91         1.96         1.87              0.91         -
Dividends declared per
 common share                                           2.26         2.20         2.12         2.05              1.04         -

Balance Sheet Data
Investment in storage
 facilities at cost                                 $556,473     $502,502     $333,036     $220,711          $159,461  $114,008
Total assets                                         529,719      490,124      327,073      235,415           160,437    84,527
Total debt                                           203,253      190,059       39,559            -             5,000    69,102
Total liabilities                                    218,281      203,439       50,319        8,131            10,697    71,311
Series B preferred stock                              28,585            -            -            -                 -         -

Other Data
Net cash provided by
 operating activities                               $ 40,502     $ 34,151      $31,159      $20,152          $  7,188  $  2,003

Net cash used in investing
 activities                                          (50,836)    (153,367)     (98,765)     (58,760)         (157,965)   (3,340)
Net cash provided by financing
 activities                                            8,382      119,633       53,486       54,563           151,509       507
Funds from operations available
 to common shareholders (b)                           35,299       33,932       29,487       19,793             8,036         -


(a)  The Company began operations on June 26, 1995, and has no historical results of operations before that date.  Results prior to June 26, 1995 relate to Sovran Capital, Inc. and the Sovran Partnerships.

(b)  Funds from operations ("FFO") means income (loss) before minority interest and extraordinary item (computed in accordance with GAAP) adjusted as follows: (i) less gain on sale of property, (ii) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs, (iii)plus significant non-recurring events
(unsuccessful debt offering costs in 1998), and (iv) less FFO attributable to minority  interest.  FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Company.  FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay dividends.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

                           RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     In 1999, the Company recorded rental revenues of $82.4 million, an increase of $14.2 million or 21% when compared to 1998 rental revenues of $68.2 million. Of this, $11.9 million resulted from the acquisition of 18 stores during 1999 and from having the 1998 acquisitions included for a full year of operations. The additional $2.3 million increase resulted from increased revenues at the 156 core properties considered in same store sales. For this core group, revenues increased 3.9%, primarily as the result of rental rate increases which were slightly offset by an average occupancy decrease of .4% to 86%. Interest and other income increased to $1.9 million in 1999 from $1.1 million in 1998 due to a $.65 million gain on the sale of a facility.

     Property operating and real estate tax expense increased $4.8 million or 25% during the period. Of this, $3.9 million was incurred by the facilities acquired in 1999 and from having the

1998 acquisitions included for a full year of operations, and $.9 million additional cost was incurred in the operation of the 156 core properties.

     General and administrative expenses increased $.7 million in 1999. The increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties, and the start up and marketing costs related to Uncle Bob's Flex-a-Space.

     In 1999, interest expense increased to $13.9 million from $9.6 million as a result of increased borrowings under the line of credit. The credit facility was utilized throughout 1999 to fund the purchase of the 18 stores.

     Depreciation and amortization expense increased to $13.1 million from $10.3 million, primarily as a result of the additional depreciation taken on the $46 million of real estate assets acquired in 1999 and a full year of depreciation on 1998 acquisitions.

     Earnings before interest, depreciation and amortization, minority interest and extraordinary loss increased 20.8% from $45.1 million in 1998 to $54.4 million in 1999 as a result of the aforementioned items.

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

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1998

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1999 and 1998, and the preferred stock offering in 1999 had all occurred as of the beginning of 1998.

                                      Year Ended December 31,
(Dollars in thousands)                1999                1998
_________________________________________________________________
Revenues:
Rental income                        $84,623            $82,024
Interest and other income              1,897              1,340
_________________________________________________________________
Total revenues                        86,520             83,364
_________________________________________________________________
Expenses:
Property operations and
  maintenance                         17,407             16,680
Real estate taxes                      7,521              6,950
General and administrative             5,591              4,940
Interest                              14,667             14,667
Depreciation and amortization         13,523             13,523
_________________________________________________________________
Total expenses                        58,709             56,760
_________________________________________________________________

Income before minority interest and
  extraordinary item                  27,811             26,604
_________________________________________________________________
Minority interest                     (1,791)            (1,690)
_________________________________________________________________
Income before extraordinary item    $ 26,020           $ 24,914
Extraordinary loss on extinguishment
  of debt                                  -               (357)
_________________________________________________________________
Net income                          $ 26,020           $ 24,557
_________________________________________________________________
Series B preferred stock dividend     (2,955)            (2,955)
_________________________________________________________________
Net income available to
  common shareholders               $ 23,065           $ 21,602
_________________________________________________________________


     Rental revenue of $84.6 million in 1999 increased by 3.2% over 1998's revenues of $82.0 million, primarily as a result of rate increases at the stores.

     Operating expenses and real estate taxes in 1999 were $24.9 million, as compared to $23.6 million in 1998, an increase of 5.5%. While cost efficiencies were enjoyed regarding insurance and yellow-page advertising, these savings were offset by the Company's paying higher wages to attract professional managers, and increased property taxes.

     General and administrative costs were determined by the Company's historical costs incurred in the management of 222 properties.

     Interest expense in both years was determined by applying the 1999 year-end rate and the applicable non-usage fee associated with the Company's $150 million credit facility and $75 million term note.

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

                      LIQUIDITY AND CAPITAL RESOURCES

         CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

     The Company's unsecured credit facility provides availability up to $150 million, of which $123 million was drawn at December 31, 1999. The facility matures February 2001 and bears interest at LIBOR plus 1.25%.

     The addition to the credit facility, the Company has an unsecured term note due December 2000, that bears interest at LIBOR plus 1.50%. The credit facility and term note currently have investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-).

     In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the credit facility. The Series B Preferred Stock is currently rated by Standard and Poors (BB+), Moodys
(Ba2) and Duff and Phelps (BB+).

     1998 and 1999, there has been a net outflow of capital from the REIT sector, which has depressed prices of common shares of most REIT's, including the Company's. Accordingly, management does not feel it appropriate to issue equity in the form of common shares, because to do so would be dilutive to existing shareholders. The Company expects to fund its maturing obligations and its future growth through a renewal of its line of credit, issuance of 5-10 year notes of either a secured or unsecured (or combination of both) nature, issuance of preferred stock and private placement solicitation of public pension funds and other sources of capital.

     The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and acquisitions for the year 2000.

     In 1999, the Company continued its common stock repurchase program authorized by the Board of Directors by acquiring 300,500 shares for $6.5 million. At December 31, 1999, the total shares repurchased by the Company was 376,200 at a total cost of $8.4 million.

                         ACQUISITION OF PROPERTIES

     During 1999 the Company used borrowings pursuant to the line of credit to acquire 18 properties comprising .9 million square feet from unaffiliated storage operators. These properties are located in existing markets in Florida, Lousianna, Rhode Island and Texas. The Company also entered two new states, Arizona and Maine, during 1999. In 1998, 50 facilities totaling 3.2 million square feet were acquired. At December 31,1999, a total of 222 facilities and 12.5 million square feet of net rentable storage space was owned and operated by the Company in 21 states.

                 FUTURE ACQUISITION AND DEVELOPMENT PLANS

     The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

     At December 31, 1999, the Company had contracts totaling $11.2 million to acquire additional properties in New York, Massachusetts and Texas.

     The Company will continue to pursue the acquisition of quality self-storage properties in markets where it already operates, and in strategic new markets where a substantial property base can be quickly established.

     The Company also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

             REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

     As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2000 may be applied toward the Company's 1999 distribution requirement.

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 1999, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

                            INTEREST RATE RISK

     As of December 31, 1999, the Company has one outstanding interest rate collar transaction through June 30, 2000. Under the agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 6.5%, the bank pays the Company the rate in excess of 6.5% multiplied by $70 million for the outstanding period. If LIBOR drops below 5.265%, the Company must pay the bank the difference between LIBOR and 5.265% multiplied by $70 million for the outstanding period.

     The net carrying amount of the Company's debt instruments approximates fair value.

     Based upon the Company's indebtedness at December 31, 1999, and taking the interest rate collar agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $1.9 million.

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

                            IMPACT OF YEAR 2000

     The Company employs several different computer systems for financial reporting, property management, asset control and payroll. These systems are purchased by the Company from third parties and therefore there is no internally generated programming code. The Company's critical applications relating to financial reporting, property management and asset control were updated to Year 2000 compliant versions within the last year as part of the normal maintenance agreements at a cost of less than $50,000.

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS
                                               December 31,
                                            _________________
(dollars in thousands, except share data)   1999         1998
Assets                                      ____         ____
Investment in storage facilities:
Land                                    $ 111,833     $ 102,864
Building and equipment                    444,640       399,638
                                        _________     _________
                                          556,473       502,502
Less: accumulated depreciation            (33,453)      (21,339)
                                        _________     _________
Investments in storage facilities, net    523,020       481,163
Cash and cash equivalents                   1,032         2,984
Accounts receivable                         1,796         1,699
Prepaid expenses and other assets           3,871         4,278
                                        _________     _________
Total Assets                            $ 529,719     $ 490,124
Liabilities
Line of credit                          $ 123,000     $ 112,000
Term note                                  75,000        75,000
Accounts payable and accrued liabilities    4,696         3,542
Deferred revenue                            3,322         2,943
Accrued dividends                           7,010         6,895
Mortgage payable                            5,253         3,059
                                        _________     _________
Total Liabilities                         218,281       203,439
Minority interest                          23,582        24,020
Shareholders' Equity
Series A Junior Participating Cumulative
 Preferred Stock, $.01 par value, 250,000
 shares authorized and no shares issued
 and outstanding                                -             -
9.85% Series B Cumulative
 Preferred Stock, $.01 par value,
 1,700,000 shares authorized 1,200,000
 shares issued and outstanding,
 $30,000 liquidation value                 28,585             -
Common stock $.01 par value,
 100,000,000 shares authorized,
 12,299,163 shares outstanding
 (12,312,756 at December 31, 1998)            127           124
Additional paid-in capital                281,284       274,638
Unearned restricted stock                    (339)         (418)
Dividends in excess of net income         (13,357)       (9,689)
Treasury stock at cost, 376,200 shares
 (75,700 shares at December 31, 1998)      (8,444)       (1,990)
                                          _______       _______
   Total Shareholders' Equity             287,856       262,665
                                          _______       _______
Total Liabilities and
  Shareholders' Equity                  $ 529,719     $ 490,124
See notes to financial statements.        _______       _______

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Year Ended December 31,
                                       _________________________
(dollars in thousands,
except per share data)                 1999       1998      1997
                                       ____       ____      ____

Revenues
Rental income                         $82,387    $68,231   $48,584
Interest and other income               1,869      1,129       770
                                      _______    _______   _______
Total revenues                         84,256     69,360    49,354

Expenses
Property operations and maintenance     17,035    13,793     9,708
Real estate taxes                        7,238     5,659     3,955
General and administrative               5,571     4,849     2,757
Interest                                13,927     9,601     2,166
Depreciation and amortization           13,138    10,303     7,005
                                       _______    ______    ______
Total expenses                          56,909    44,205    25,591
                                       _______    ______    ______

Income before minority interest
  and extraordinary item                27,347    25,155    23,763
Minority interest                       (1,762)   (1,258)     (644)
                                        _______    ______   _______

Income before extraordinary item        25,585    23,897    23,119
Extraordinary loss on
  extinguishment of debt                     -      (357)        -
                                        ______    ______    ______
Net Income                             $25,585   $23,540   $23,119

Series B preferred stock dividend       (1,239)        -         -
                                        ______    ______    ______
Net income available to common
  shareholders                         $24,346   $23,540   $23,119
                                        ======    ======    ======
Per Common Share:
Earnings per common share before
  extraordinary item - basic              1.96      1.94      1.97
Extraordinary loss                           -     (0.03)        -
                                        ______    _______    ______
Earnings per common share - basic      $  1.96     $1.91     $1.97
Earnings per common share - diluted    $  1.96     $1.91     $1.96

Dividends declared per common share    $  2.26     $2.20     $2.12


See notes to financial statements.

         SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY
                           9.85% Series B  9.85%
                              Preferred    Series B   Common
Additional   Unearned     Dividends in
                              Stock        Preferred  Stock    Common
Paid-in    Restricted     Excess of    Treasury  Total
                              Shares       Stock      Shares   Stock
Capital     Stock        Net Income    Stock     Equity
                           ______________  _________  ______   _______
__________   __________   ____________   ________  ______
(dollars in thousands,
except share data)
Balance January 1, 1997               -     $      -  10,706,671 $107
$227,719     $ (39)      $  (4,158)  $      - $ 223,629
Issuance of common stock              -            -   1,500,000   15
41,929         -               -          -    41,944
Exercise of stock options             -            -      14,250    -
 328         -               -          -       328
Issuance of restricted stock          -            -         200    -
   6        (6)              -          -         -
Earned portion of
  restricted stock                    -            -           -    -
   -        13               -          -        13
Net income                            -            -           -    -
   -         -          23,119          -    23,119
Dividends                             -            -           -    -
   -         -         (25,122)         -   (25,122)
                              _________      _______  __________  _____
________    ______       _________     _______  _________
Balance December 31, 1997             -            -  12,221,121  122
269,982       (32)         (6,161)         -   263,911
Net proceeds from issuance
 of stock through Dividend
 Reinvestment and Stock
 Purchase Plan                        -            -      26,543    1
 537         -               -          -       538
Issuance of common stock to
 acquire storage facility             -            -     109,842    1
3,335         -               -          -     3,336
Exercise of stock options             -            -      15,750    -
 362         -               -          -       362
Issuance of restricted stock          -            -      15,200    -
 422      (422)              -          -         -
Earned portion of
 restricted stock                     -            -           -    -
   -        36               -          -        36
Purchase of treasury shares           -            -     (75,700)   -
   -         -               -     (1,990)   (1,990)
Net income                            -            -           -    -
   -         -          23,540          -    23,540
Dividends                             -            -           -    -
   -         -         (27,068)         -   (27,068)
                               ________    _________  __________ _____
________    ______       _________     _______  _________
Balance December 31, 1998             -            -  12,312,756 $124
$274,638    $ (418)        $(9,689)   $(1,990) $262,665



Net proceeds from issuance of
  stock through Dividend
  Reinvestment and Stock
  Purchase Plan                       -            -     279,157    3
6,432         -               -          -     6,435
Issuance of 9.85% Series B
  Cumulative
  Preferred Stock             1,200,000       28,585           -    -
   -         -               -          -    28,585
Exercise of stock options             -            -       6,750    -
 169         -               -          -       169
Issuance of restricted stock          -            -       1,000    -
  23       (23)              -          -         -
Earned portion of
  restricted stock                    -            -           -    -
   -       102               -          -       102
Deferred compensation outside
  directors                           -            -           -    -
  22         -               -          -        22
Purchase of treasury shares           -            -    (300,500)   -
   -         -               -     (6,454)   (6,454)
Net income                            -            -           -    -
   -         -          25,585          -    25,585
Dividends                             -            -           -    -
   -         -         (29,253)         -   (29,253)

___________________________________________________________________________
________________________
Balance December 31, 1999     1,200,000     $ 28,585  12,299,163 $127    $281,284    $ (339)      $ (13,357)  $ (8,444) $287,856
                              ===================================================================================================

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Year Ended December 31,
                                        ____________________________
(dollars in thousands)                  1999        1998        1997
                                        ____        ____        ____
Operating Activities
Net income                           $ 25,585     $ 23,540    $ 23,119
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Extraordinary loss                          -          357           -
Depreciation and amortization          13,138       10,303       7,005
Gain on sale of real estate              (652)           -           -
Minority interest                       1,762        1,258         644
Restricted stock earned                   102           36          13
Changes in assets and liabilities:
Accounts receivable                       (73)        (812)       (162)
Prepaid expenses and other assets        (426)      (1,051)       (283)
Accounts payable and other liabilities    988          483         894
Deferred revenue                           78           37         (71)
                                      _______      _______      ______
Net cash provided by operating
  activities                           40,502       34,151      31,159

Investing Activities
Additions to storage facilities       (53,090)    (153,367)    (98,970)
Proceeds from sale of real estate       2,302            -           -
Other assets                              (48)           -         205
                                      _______      _______      ______
Net cash used in investing
  activities                          (50,836)    (153,367)    (98,765)

Financing Activities
Net proceeds from sale of
  common stock                          6,604          900      42,273
Net proceeds from sale of
  preferred stock                      28,585            -           -
Proceeds from line of credit           11,000       76,000      36,000
Proceeds from term note                     -       75,000           -
Financing costs                             -       (1,824)          -
Dividends paid - common stock         (27,899)     (26,772)    (24,090)
Dividends paid - preferred stock       (1,239)           -           -
Minority interest distributions        (1,936)      (1,181)       (697)
Purchase of treasury stock             (6,454)      (1,990)          -
Redemption of operating
  partnership units                      (261)           -           -
Mortgage principal payments               (18)        (500)          -
                                      _______      _______     _______
Net cash provided by
  financing activities                  8,382      119,633      53,486
                                      _______      _______     _______
Net(decrease) increase in cash         (1,952)         417     (14,120)
Cash at beginning of period             2,984        2,567      16,687
                                      _______      _______     _______
Cash at end of period                 $ 1,032      $ 2,984     $ 2,567
See notes to financial statements.


                                           Year Ended December 31,
                                        ______________________________
(dollars in thousands)                  1999         1998         1997
                                        ____         ____         ____
Supplemental cash flow information

Cash paid for interest                $13,966       $ 9,024      $ 2,238
Storage facilities acquired
  through issuance of Operating
  Partnership Units and Common Stock        -        14,703        9,240
Storage facilities acquired through
 assumption of mortgage                 2,212             -        3,559
Fair value of net liabilities assumed
  on the acquisition of storage
  facilities                              463         1,458        4,144


Dividends declared but unpaid at December 31, 1999, 1998 and 1997 were $7,010, $6,895, and $6,599, respectively.


See notes to financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Sovran Self Storage, Inc. - December 31, 1999

                             1.  ORGANIZATION

     Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. Since its formation the Company has purchased a total of 149 (eighteen in 1999, fifty in 1998, forty-four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at December 31, 1999 to 222 properties in 21 states.

               2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 93.55% ownership interest therein as of December 31, 1999. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue.

Interest and Other Income: Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies) and commissions from truck rentals. In 1999, other income also includes a $652 gain on the sale of a facility in Tennessee.

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

     Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 1999 and 1998, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Company's financial position or results of operations.

Prepaid Expenses and Other Assets: Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 1999, consist primarily of loan acquisition costs of approximately $1,845, net of accumulated amortization of approximately $1,023; and covenants not to compete of $785, net of accumulated amortization of $643. Loan acquisition costs are amortized over the terms of the related debt; and the covenants are amortized over the contract periods. Amortization expense was $879, $541 and $794 for the periods ended December 31, 1999, 1998 and 1997, respectively.

Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 1999, minority interest ownership was 853,037 partnership units or 6.45%.

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

                           3. EARNINGS PER SHARE

     The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share.

                         Year Ended    Year Ended    Year Ended
                         December 31,  December 31,  December 31,
(Amounts in thousands,      1999           1998           1997
except per share data)
_________________________________________________________________

Numerator:
  Net income available to
    common shareholders   $ 24,346       $ 23,540        $23,119
_________________________________________________________________

Denominator
  Denominator for basic
  earnings per share -
  weighted average
  shares                    12,409         12,294         11,759
_________________________________________________________________

Effect of Dilutive Securities:
  Stock options                  3             38             62
  Denominator for diluted
  earnings per share -
  adjusted weighted - average
  shares and assumed
  conversion                12,412         12,332         11,821
_________________________________________________________________
Basic Earnings per
  Common Share              $ 1.96        $ 1.91           $1.97
_________________________________________________________________
Diluted Earnings per
  Common Share              $ 1.96        $ 1.91           $1.96
_________________________________________________________________

                   4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 1999 and December 31, 1998

(Dollars in Thousands)                        1999       1998
________________________________________________________________

Cost:
   Beginning balance                       $502,502    $333,036
   Property acquisitions                     45,811     157,080
   Improvements and equipment additions       9,959      12,940
   Dispositions                              (1,799)       (554)
________________________________________________________________

Ending balance                             $556,473    $502,502
________________________________________________________________

Accumulated Depreciation:
   Beginning balance                       $ 21,339    $ 11,639
   Additions during the year                 12,259       9,762
   Dispositions                                (145)        (62)
________________________________________________________________

Ending balance                             $ 33,453    $ 21,339
________________________________________________________________


                5.  UNSECURED LINE OF CREDIT AND TERM NOTE

     The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus 1.25%. The average interest rate at December 31, 1999 on the line of credit was approximately 7.10% (6.6% at December 31, 1998). At December 31, 1999, there was $27 million available on the line.

     In 1998 the Company recorded an extraordinary loss on the extinguishment of debt of $357,000 representing the unamortized financing costs of a former revolving credit facility and related costs.

     In December 1998, the Company entered into a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus 1.50% (approximately 7.35% at December 31, 1999).

     As of December 31, 1999, the Company has one outstanding interest rate collar transaction through June 30, 2000. Under the agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 6.5%, the bank pays the Company the rate in excess of 6.5% multiplied by $70 million for the outstanding period. If LIBOR drops below 5.265%, the Company must pay the bank the difference between LIBOR and 5.265% multiplied by $70 million for the outstanding period.

     The net carrying amount of the Company's debt instruments approximates fair value.

              6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information shows the results of operations as though the acquisitions of storage facilities in 1999 and 1998, and the preferred stock offering in 1999 had all occurred as of the beginning of 1998.

                                      Year ended December 31,
                                   ______________________________
(Dollars in thousands,
  except share data)                   1999              1998
_________________________________________________________________
Total revenues                      $  86,520        $  83,364
_________________________________________________________________
Total expenses                        (58,709)         (56,760)
_________________________________________________________________
Minority interest                      (1,791)          (1,690)
_________________________________________________________________
Income before extraordinary loss       26,020           24,914
________________________________________________________________
Net Income                          $  26,020        $  24,557
________________________________________________________________
Net income available to
  common shareholders               $  23,065        $  21,602
_________________________________________________________________
Earnings per common share before
  extraordinary loss - basic        $    1.88        $    1.79
_________________________________________________________________
Earnings per common share - basic   $    1.88        $    1.76
_________________________________________________________________
Earnings per common share - diluted $    1.88        $    1.76
_________________________________________________________________
Common shares used in basic
  earnings per share calculation   12,299,163       12,299,163
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

                             7.  STOCK OPTIONS

     The Company continues to account for stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the number of stock options granted is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method.

     The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 1999, options for 383,550 shares were outstanding under the Plan. The total options available under the Plan (including restricted stock issuances) is 900,000.

     The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 1999, options for 49,500 shares were outstanding under the Non-employee Plan.

     The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 7.0% for 1999 and 5.5% for 1998; dividend yield of 10% for 1999 and 8% for 1998, volatility factor of the expected market price of the Company's common stock of .21 for 1999 and .19 for 1998.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 follows (in thousands, except for earnings per share information).

                                     1999      1998      1997
_________________________________________________________________

Pro forma net income available to
  common shareholders             $ 24,239   $ 23,382   $ 22,976
Pro forma earnings per
  common share      Basic         $   1.95   $   1.90   $   1.96
                    Diluted       $   1.95   $   1.90   $   1.95

     The Company has also issued 18,400 shares of restricted stock to employees which vest over four and five year periods. The fair value of the restricted stock on the date of grant ranged from $24.22 to $29.19. The Company charges unearned compensation, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized over the vesting period.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                             1999             1998           1997
___________________________________________________________________________
                               Weighted          Weighted         Weighted
                               average           average          average
                               exercise          exercise         exercise
                     Options   price    Options  price    Options price
___________________________________________________________________________

Outstanding at
beginning of year:   387,600   $25.99   295,250   $25.36  293,500 $ 23.97

Granted               58,200    27.18   110,350    27.91   34,000   29.93
Exercised             (6,750)   23.00   (15,750)   23.00  (14,250)  23.00
Forfeited             (6,000)   30.62    (2,250)   23.00  (18,000)  24.53
___________________________________________________________________________
Outstanding at end
of year              433,050   $25.32   387,600   $25.99  295,250 $ 25.36
___________________________________________________________________________
Exercisable at end
of year              305,910   $24.27   208,500   $24.19  146,750 $ 25.12
___________________________________________________________________________

Exercise prices for options outstanding as of December 31, 1999 ranged from $23.00 to $29.66. The weighted average remaining contractual life of those options is 6.8 years.


                            8.  RETIREMENT PLAN

     Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Company was approximately $56,000 and $53,000 for the years ended December 31, 1999 and 1998, respectively.


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


                           10.  PREFERRED STOCK

     The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance pursuant to the Shareholders Right Plan (see note 9), the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the Form 8-K filed December 3, 1996.

     On July 30, 1999, the Company issued 1,200,000 shares of 9.85%
Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Stock is not redeemable until on or after July 30, 2004, after which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

     Holders of the Series B Preferred Stock generally have no voting rights. However, if the Company does not pay dividends on the Series B shares for six or more quarterly periods (whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until all Series B dividends are paid.

     11.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share data)

                                          1999 Quarter Ended
                           ________________________________________________
                              March 31     June 30     Sept. 30     Dec. 31
                           ________________________________________________

Revenue                       $19,451     $20,605     $22,570      $21,630
Net Income                    $ 5,855     $ 6,173     $ 7,654      $ 5,903
Net income available to
  common shareholders         $ 5,855     $ 6,173     $ 7,153      $ 5,165
Net Income Per Common
  Share (Note 3):
    Basic                     $  0.47     $  0.50     $  0.57      $  0.42
    Diluted                   $  0.47     $  0.50     $  0.57      $  0.42
___________________________________________________________________________

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

     As of December 31, 1999 the Company had entered into contracts for the purchase of four facilities. Three of these facilities were acquired in February and March, 2000 for a total cost of $7,917,000.

                     13.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, filed a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff has since amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgement as to the Plaintiff's continuing interest in the Company. The Plaintiff is seeking money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claims to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. The parties are currently involved in discovery and trial. The Company is vigorously defending the lawsuit. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit. The Company believes that the actual amount of the Plaintiff's recovery in this matter if any, would be within the ability of these individuals to provide indemnification. The Company does not believe that the lawsuit will have a material, adverse effect upon the Company.

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

Report of Independent Auditors



The Board of Directors and Shareholders
Sovran Self Storage, Inc.:

     We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31,1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP
Buffalo, New York
January 26, 2000

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance", in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 24, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 24,2000.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and
Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 24,2000.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2000.


                             PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)  Documents filed as part of this Annual Report on Form
          10-K:

     1. Financial Statements. Included in Part II, Item 8, of this report:

               (i)  Consolidated Balance Sheets for Years Ended
          December 31, 1999 and 1998.
               (ii) Consolidated Statements of Operations for Years Ended December 31, 1999, 1998, and 1997.

              (iii) Consolidated Statements of Shareholders' Equity for Years Ended December 31, 1999, 1998, and 1997.
               (iv) Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998, and 1997.
     (v)  Selected Financial Data.
               (vi) Notes to Consolidated Financial Statements.
              (vii) Report of Independent Auditors.

     2. The following financial statement Schedule as of the period ended December 31, 1999 is included in this Annual Report on Form 10-K.


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

3.   Exhibits

     The exhibits required to be filed as part of this Annual
Report on Form 10-K have been included as follows:

          3.1(a)*   Amended and Restated Articles of Incorporation of the
          Registrant.

          3.1(b)    Articles Supplementary to the Amended and Restated
          Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating
          Cumulative Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-A filed
          December 3, 1996.

          3.1(c)    Articles Supplementary to the Amended and Restated
          Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative
          Redeemable Preferred Stock. Incorporated by reference to Exhibit 1.6 to Registrant's Form 8-A filed July 29,
          1999.

3.2*      Bylaws of the registrant.

          4.1       Shareholder Rights Plan.  Incorporated by reference to
          Exhibit 4.1 to the Registrant's Form 8-A filed
          December 3, 1996.

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

          10.3*     Form of Non-competition Agreement between the
          Registrant and Robert J. Attea.

          10.4*     Form of Non-competition Agreement between the
          Registrant and Kenneth F. Myszka.

          10.5*     Form of Non-competition Agreement between the
          Registrant and David L. Rogers

          10.6*     Sovran Self Storage, Inc. 1995 Award and Option Plan.

          10.7*     Sovran Self Storage, Inc. 1995 Outside Directors' Stock
          Option Plan.

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

          10.15*    Form of Facilities Services Agreement between the
          Registrant and Williamsville Properties, Inc.

          10.16     Term Loan Agreement.  Incorporated by reference to
          Exhibit 10.16 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1998.

          10.17 Revolving Credit Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein. Incorporated by reference to
          Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1998.

          10.18 Sovran Self Storage, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Appendix A to Registrant's Proxy Statement for the 1999 Annual
          Meeting of Shareholders.

          12.1      Statement Re: Computation of Earnings to Fixed Charges

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

                              SOVRAN SELF STORAGE, INC.

March 30, 2000                By:  /s/ David L. Rogers
                                 ____________________________
                                   David L. Rogers,
                                   Chief Financial Officer,
                                   Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/Robert J. Attea       Chairman of the       March 30, 2000
______________________   Board of Directors
   Robert J. Attea       Chief Executive
                         Officer and Director
                         (Principal Executive
                         Officer)

/s/Kenneth F. Myszka     President, Chief      March 30, 2000
______________________   Operating Officer
   Kenneth F. Myszka     and Director

/s/David L. Rogers       Chief Financial       March 30, 2000
______________________   Officer (Principal
   David L. Rogers       Financial and
                         Accounting Officer)

/s/John Burns            Director              March 30, 2000
______________________
   John Burns

/s/Michael A. Elia       Director              March 30, 2000
______________________
   Michael A. Elia

/s/Anthony P. Gammie     Director              March 30, 2000
______________________
   Anthony P. Gammie

/s/Charles E. Lannon     Director              March 30, 2000
______________________
   Charles E. Lannon

                         Sovran Self Storage, Inc.

                               Schedule III
             Combined Real Estate and Accumulated Depreciation
                              (in thousands)
                             December 31, 1999
                                                     Cost
                                                  Capitalized
                           Initial               Subsequent to     Gross
Amount at Which
                       Cost to Company           Acquisition     Carried at
Close of Period
                  ___________________________    _____________
____________________________
                                 Building,         Building,
Building
                                 Equipment         Equipment
Equipment
                                   and             and Land
and                 Accumulated
Description           ST   Land Improvements      Improvements   Land
Improvements   Total  Depreciation    Acquired
Boston-Metro I       MA $  363   $ 1,679          $  123       $  363
$1,802        $2,165   $  209        6/26/95
Boston-Metro II      MA    680     1,616             101          680
1,717         2,397      197        6/26/95
E. Providence        RI    345     1,268              97          345
1,365         1,710      160        6/26/95
Charleston I         SC    416     1,516             114          416
1,630         2,046      198        6/26/95
Lakeland I           FL    397     1,424              51          397
1,475         1,872      177        6/26/95
Charlotte            NC    308     1,102             128          308
1,230         1,538      134        6/26/95
Tallahassee I        FL    770     2,734           1,205          770
3,939         4,709      354        6/26/95
Youngstown           OH    239     1,110             164          239
1,274         1,513      155        6/26/95
Cleveland-Metro I    OH    179       836             201          179
1,037         1,216      113        6/26/95
Cleveland-Metro II   OH    701     1,659              93          701
1,752         2,453      208        6/26/95
Tallahassee II       FL    204       734             167          204
901         1,105      102        6/26/95
Pt. St. Lucie        FL    395     1,501             176          395
1,677         2,072      214        6/26/95
Deltona              FL    483     1,752             290          483
2,042         2,525      228        6/26/95
Middletown           NY    224       808             153          224
961         1,185      108        6/26/95
Buffalo I            NY    423     1,531             740          497
2,197         2,694      231        6/26/95
Rochester I          NY    395     1,404              47          395   1,451         1,846      163        6/26/95
Salisbury            MD    164       760             204          164     964         1,128       99        6/26/95
New Bedford          MA    367     1,325             197          367   1,522         1,889      167        6/26/95
Fayetteville         NC    853     3,057             102          853   3,159         4,012      359        6/26/95
Allentown            PA    199       921             766          203   1,683         1,886      129        6/26/95


Jacksonville I       FL    152       728             181          152     909         1,061      116        6/26/95
Columbia I           SC    268     1,248              37          268   1,285         1,553      150        6/26/95
Rochester II         NY    230       847             109          234     952         1,186      112        6/26/95
Savannah I           GA    463     1,684             148          463   1,832         2,295      213        6/26/95
Greensboro           NC    444     1,613             137          444   1,750         2,194      200        6/26/95
Raleigh I            NC    649     2,329             123          649   2,452         3,101      277        6/26/95
New Haven            CT    387     1,402             316          387   1,718         2,105      173        6/26/95
Atlanta-Metro I      GA    844     2,021             245          844   2,266         3,110      254        6/26/95
Atlanta-Metro II     GA    302     1,103              98          303   1,200         1,503      149        6/26/95
Buffalo II           NY    315       745             118          315     863         1,178      103        6/26/95
Raleigh II           NC    321     1,150             167          321   1,317         1,638      149        6/26/95
Columbia II          SC    361     1,331              93          374   1,411         1,785      172        6/26/95
Columbia III         SC    189       719             124          189     843         1,032      107        6/26/95
Columbia IV          SC    488     1,188             135          488   1,323         1,811      162        6/26/95
Atlanta-Metro III    GA    430     1,579             111          430   1,690         2,120      208        6/26/95
Orlando I            FL    513     1,930             152          513   2,082         2,595      256        6/26/95
Spartanburg          SC    331     1,209              39          331   1,248         1,579      148        6/26/95
Sharon               PA    194       912             213          194   1,125         1,319      128        6/26/95
Ft. Lauderdale       FL  1,503     3,619             176        1,503   3,795         5,298      453        6/26/95
West Palm I          FL    398     1,035              57          398   1,092         1,490      148        6/26/95
Atlanta-Metro IV     GA    423     1,015             138          423   1,153         1,576      135        6/26/95
Atlanta-Metro V      GA    483     1,166             105          483   1,271         1,754      152        6/26/95
Atlanta-Metro VI     GA    308     1,116             185          308   1,301         1,609      163        6/26/95
Atlanta-Metro VII    GA    170       786             111          174     893         1,067      113        6/26/95
Atlanta-Metro VIII   GA    413       999             242          413   1,241         1,654      146        6/26/95
Baltimore I          MD    154       555             109          154     664           818       79        6/26/95
Baltimore II         MD    479     1,742             436          479   2,178         2,657      226        6/26/95
Augusta I            GA    357     1,296              91          357   1,387         1,744      159        6/26/95
Macon I              GA    231     1,081              73          231   1,154         1,385      139        6/26/95
Melbourne I          FL    883     2,104           1,128          883   3,232         4,115      299        6/26/95
Newport News         VA    316     1,471             171          316   1,642         1,958      194        6/26/95
Pensacola I          FL    632     2,962             179          651   3,122         3,773      373        6/26/95
Augusta II           GA    315     1,139             142          315   1,281         1,596      147        6/26/95
Hartford-Metro I     CT    715     1,695             172          715   1,867         2,582      206        6/26/95
Atlanta-Metro IX     GA    304     1,118             200          304   1,318         1,622      152        6/26/95
Alexandria           VA  1,375     3,220              83        1,375   3,303         4,678      372        6/26/95
Pensacola II         FL    244       901             115          244   1,016         1,260      140        6/26/95
Melbourne II         FL    834     2,066             107          834   2,173         3,007      289        6/26/95

Hartford-Metro II    CT    234       861              55          234     916         1,150      106        6/26/95
Atlanta-Metro X      GA    256     1,244              72          256   1,316         1,572      164        6/26/95
Norfolk I            VA    313     1,462             189          313   1,651         1,964      176        6/26/95
Norfolk II           VA    278     1,004             143          278   1,147         1,425      145        6/26/95
Birmingham I         AL    307     1,415              50          307   1,465         1,772      169        6/26/95
Birmingham II        AL    730     1,725              81          730   1,806         2,536      208        6/26/95
Montgomery I         AL    863     2,041             121          863   2,162         3,025      252        6/26/95
Jacksonville II      FL    326     1,515             119          326   1,634         1,960      191        6/26/95
Pensacola III        FL    369     1,358             220          369   1,578         1,947      196        6/26/95
Pensacola IV         FL    244     1,128             103          244   1,231         1,475      156        6/26/95
Pensacola V          FL    226     1,046             197          226   1,243         1,469      155        6/26/95
Tampa I              FL  1,088     2,597             239        1,088   2,836         3,924      339        6/26/95
Tampa II             FL    526     1,958             210          526   2,168         2,694      284        6/26/95
Tampa III            FL    672     2,439             208          672   2,647         3,319      317        6/26/95
Jackson I            MS    343     1,580             153          343   1,733         2,076      207        6/26/95
Jackson II           MS    209       964             235          209   1,199         1,408      133        6/26/95
Richmond             VA    443     1,602             145          443   1,747         2,190      209        8/25/95
Orlando II           FL  1,161     2,755             195        1,162   2,949         4,111      335        9/29/95
Birmingham III       AL    424     1,506             219          424   1,725         2,149      185        1/16/96
Macon II             GA    431     1,567              58          431   1,625         2,056      172        12/1/95
Harrisburg I         PA    360     1,641             159          360   1,800         2,160      197       12/29/95
Harrisburg II        PA    627     2,224             183          636   2,398         3,034      255       12/29/95
Syracuse I           NY    470     1,712             120          472   1,830         2,302      191       12/27/95
Ft. Myers            FL    205       912              76          206     987         1,193      143       12/28/95
Ft. Myers II         FL    412     1,703             195          413   1,897         2,310      258       12/28/95
Newport News II      VA    442     1,592              65          442   1,657         2,099      170         1/5/96
Montgomery II        AL    353     1,299              64          353   1,363         1,716      150        1/23/96
Charleston II        SC    237       858             128          232     991         1,223      100         3/1/96
Tampa IV             FL    766     1,800             150          766   1,950         2,716      182        3/28/96
Arlington I          TX    442     1,767              84          442   1,851         2,293      174        3/29/96
Arlington II         TX    408     1,662             171          408   1,833         2,241      201        3/29/96
Ft. Worth            TX    328     1,324              76          328   1,400         1,728      134        3/29/96
San Antonio I        TX    436     1,759             140          436   1,899         2,335      186        3/29/96
San Antonio II       TX    289     1,161             126          289   1,287         1,576      127        3/29/96
Syracuse II          NY    481     1,559             311          495   1,856         2,351      166         6/5/96
Montgomery III       AL    279     1,014             120          279   1,134         1,413      110        5/21/96
West Palm II         FL    345     1,262              78          345   1,340         1,685      131        5/29/96
Ft. Myers III        FL    229       884              57          229     941         1,170       93        5/29/96

Pittsburgh           PA    545     1,940              75          545   2,015         2,560      182        6/19/96
Lakeland II          FL    359     1,287             735          359   2,022         2,381      143        6/26/96
Springfield          MA    251       917             371          297   1,242         1,539      127        6/28/96
Ft. Myers IV         FL    344     1,254             125          344   1,379         1,723      129        6/28/96
Cincinnati           OH    557     1,988              51          557   2,039         2,596      178        7/23/96
Dayton               OH    667     2,379              51          667   2,430         3,097      211        7/23/96
Baltimore III        MD    777     2,770              50          777   2,820         3,597      246        7/26/96
Jacksonville III     FL    568     2,028             553          568   2,581         3,149      206        8/23/96
Jacksonville IV      FL    436     1,635              91          436   1,726         2,162      172        8/26/96
Pittsburgh II        PA    627     2,257             562          631   2,815         3,446      220        8/28/96
Jacksonville V       FL    535     2,033              75          538   2,105         2,643      210        8/30/96
Charlotte II         NC    487     1,754              24          487   1,778         2,265      150        9/16/96
Charlotte III        NC    315     1,131              30          315   1,161         1,476       98        9/16/96
Orlando III          FL    314     1,113             291          314   1,404         1,718      115       10/30/96
Rochester III        NY    704     2,496              70          708   2,562         3,270      191       12/20/96
Youngstown II        OH    600     2,142              66          600   2,208         2,808      168        1/10/97
Akron                OH    413     1,478              29          413   1,507         1,920      115        1/10/97
Cleveland III        OH    751     2,676             289          751   2,965         3,716      222        1/10/97
Cleveland IV         OH    725     2,586             305          725   2,891         3,616      228        1/10/97
Cleveland V          OH    637     2,918             410          637   3,328         3,965      250        1/10/97
Cleveland VI         OH    495     1,781             275          495   2,056         2,551      156        1/10/97
Cleveland VII        OH    761     2,714             394          761   3,108         3,869      246        1/10/97
Cleveland VIII       OH    418     1,921             528          418   2,449         2,867      194        1/10/97
Cleveland IX         OH    606     2,164             101          606   2,265         2,871      173        1/10/97
Grand Rapids I       MI    455     1,631              31          455   1,662         2,117      124        1/17/97
Grand Rapids II      MI    219       790             103          219     893         1,112       79        1/17/97
Kalamazoo            MI    516     1,845             102          516   1,947         2,463      143        1/17/97
Lansing              MI    327     1,332               7          327   1,339         1,666       99        1/17/97
Holland              MI    451     1,830             319          451   2,149         2,600      175        1/17/97
San Antonio III      TX    474     1,686             113          474   1,799         2,273      134        1/30/97
Universal            TX    346     1,236              56          346   1,292         1,638       98        1/30/97
San Antonio IV       TX    432     1,560              61          432   1,621         2,053      127        1/30/97
Houston-Eastex       TX    634     2,565              39          634   2,604         3,238      184        3/26/97
Houston-Nederland    TX    566     2,279              63          566   2,342         2,908      165        3/26/97
Houston-College      TX    293     1,357              66          293   1,423         1,716      101        3/26/97
Lynchburg-Lakeside   VA    335     1,342             107          335   1,449         1,784      120        3/31/97
Lynchburg-Timberlake VA    328     1,315             175          328   1,490         1,818      114        3/31/97
Lynchburg-Amherst    VA    155       710             111          152     824           976       67        3/31/97

Christiansburg       VA    245     1,120              80          245   1,200         1,445       82        3/31/97
Chesapeake           VA    260     1,043             154          260   1,197         1,457       81        3/31/97
Danville             VA    326     1,488              25          326   1,513         1,839      106        3/31/97
Orlando-W 25th St    FL    289     1,160              58          289   1,218         1,507       87        3/31/97
Delray I-Mini        FL    491     1,756             297          491   2,053         2,544      141        4/11/97
Savannah II          GA    296     1,196              96          296   1,292         1,588       92         5/8/97
Delray II-Safeway    FL    921     3,282             114          921   3,396         4,317      223        5/21/97
Cleveland X-Avon     OH    301     1,214             148          303   1,360         1,663       93         6/4/97
Dallas-Skillman      TX    960     3,847             418          960   4,265         5,225      315        6/30/97
Dallas-Centennial    TX    965     3,864             386          943   4,272         5,215      307        6/30/97
Dallas-Samuell       TX    570     2,285             334          570   2,619         3,189      195        6/30/97
Dallas-Hargrove      TX    370     1,486             221          370   1,707         2,077      140        6/30/97
Houston-Antoine      TX    515     2,074             218          515   2,292         2,807      169        6/30/97
Atlanta-Alpharetta   GA  1,033     3,753             132        1,033   3,885         4,918      262        7/24/97
Atlanta-Marietta     GA    769     2,788              27          769   2,815         3,584      179        7/24/97
Atlanta-Doraville    GA    735     3,429              46          735   3,475         4,210      214        8/21/97
Greensboro-Hilltop   NC    268     1,097              55          268   1,152         1,420       71        9/25/97
GreensboroStgCch     NC     89       376              34           89     410           499       27        9/25/97
Baton Rouge-Airline  LA    396     1,831             160          396   1,991         2,387      132        10/9/97
Baton Rouge-Airline2 LA    282     1,303              87          282   1,390         1,672       93       11/21/97
Harrisburg-Peiffers  PA    635     2,550              61          637   2,609         3,246      138        12/3/97
Chesapeake-Military  VA    542     2,210              42          542   2,252         2,794      113         2/5/98
Chesapeake-Volvo     VA    620     2,532              49          620   2,581         3,201      129         2/5/98
Virginia Beach Shell VA    540     2,211              45          540   2,256         2,796      114         2/5/98
Virginia Beach
  Central            VA    864     3,994              62          864   4,056         4,920      202         2/5/98
Norfolk-Naval Base   VA  1,243     5,019              72        1,243   5,091         6,334      249         2/5/98
Tampa-E.Hillsborough FL    709     3,235             218          709   3,453         4,162      214         2/4/98
Northbridge          MA    441     1,788              36          441   1,824         2,265       89         2/9/98
Harriman             NY    843     3,394              59          843   3,453         4,296      168         2/4/98
Greensboro-High PointNC    397     1,834             136          397   1,970         2,367       97        2/10/98
Lynchburg-Timberlake VA    488     1,746              69          488   1,815         2,303       85        2/18/98
Titusville           FL    492     1,990              16          492   2,006         2,498       95        2/25/98
Salem                MA    733     2,941             322          733   3,263         3,996      150         3/3/98
Chattanooga-Lee Hwy  TN    384     1,371             102          384   1,473         1,857       75        3/27/98
Chattanooga-Hwy  58  TN    296     1,198              89          296   1,287         1,583       60        3/27/98
Ft. Oglethorpe       GA    349     1,250              39          349   1,289         1,638       60        3/27/98
Birmingham-Walt      AL    544     1,942             176          544   2,118         2,662      108        3/27/98

East Greenwich       RI    702     2,821             109          702   2,930         3,632      128        3/26/98
Durham-Hillborough   NC    775     3,103              71          775   3,174         3,949      143         4/9/98
Durham-Cornwallis    NC    940     3,763              62          940   3,825         4,765      169         4/9/98
Hendersonville       TN  1,050     4,203              34        1,050   4,237         5,287      187         4/9/98
Salem-Policy         NH    742     2,977              12          742   2,989         3,731      132         4/7/98
Warrem-Elm           OH    522     1,864              89          522   1,953         2,475       84        4/22/98
Warren-Youngstown    OH    512     1,829              16          512   1,845         2,357       78        4/22/98
Waterford-Highland   MI  1,487     5,306             236        1,487   5,542         7,029      232        4/28/98
Indian Harbor        FL    662     2,654              95          662   2,749         3,411      110         6/2/98
Jackson 3 - I55      MS    744     3,021              27          744   3,048         3,792      134        5/13/98
Katy-N.Fry           TX    419     1,524              36          419   1,560         1,979       67        5/20/98
Hollywood-Sheridan   FL  1,208     4,854              32        1,208   4,886         6,094      186         7/1/98
Pompano Beach -
  Atlantic           FL    944     3,803               29         944   3,832         4,766      148         7/1/98
Pompano Beach -
  Sample             FL    903     3,643               28         903   3,671         4,574      142         7/1/98
Boca Raton-18th St   FL  1,503     6,059               87       1,503   6,146         7,649      234         7/1/98
Vero Beach           FL    489     1,813               16         489   1,829         2,318       81        6/12/98
Humble               TX    447     1,790               33         447   1,823         2,270       70        6/16/98
Houston-Old Katy     TX    659     2,680               22         659   2,702         3,361      106        6/19/98
Webster              TX    635     2,302               19         635   2,321         2,956       92        6/19/98
Carrollton           TX    548     1,988               37         548   2,025         2,573       81        6/19/98
Hollywood-N.21st     FL    840     3,373               35         840   3,408         4,248      123         8/3/98
San Marcos           TX    324     1,493               37         324   1,530         1,854       60        6/30/98
Austin-McNeil        TX    492     1,995               57         492   2,052         2,544       81        6/30/98
Austin-FM            TX    484     1,951               69         481   2,023         2,504       80        6/30/98
Jacksonville-Center  NC    327     1,329               20         327   1,349         1,676       50         8/6/98
Jacksonville-
  Gum Branch         NC    508     1,815               73         508   1,888         2,396       65        8/17/98
Jacksonville-
  N. Marine          NC    216       782              153         216     935         1,151       33        9/24/98
Euless               TX    550     1,998               44         550    2,042        2,592       67        9/29/98
N. Richland Hills    TX    670     2,407               11         670    2,418        3,088       78        10/9/98
Batavia              OH    390     1,570               32         390    1,602        1,992       45       11/19/98
Jackson-N. West      MS    460     1,642              150         460    1,792        2,252       62        12/1/98
Katy-Franz           TX    507     2,058               11         507    2,069        2,576       58       12/15/98
W. Warwick           RI    447     1,776               23         447    1,799        2,246       42         2/2/99
Lafayette-Pinhook 1  LA    556     1,951              157         556    2,108        2,664       58        2/17/99

Lafayette-Pinhook 2  LA    708     2,860               33         708    2,893        3,601       63        2/17/99
Lafayette-Ambassador LA    314     1,095              107         314    1,202        1,516       33        2/17/99
Lafayette-Evangeline LA    188       652              119         188      771          959       16        2/17/99
Lafayette-Guilbeau   LA    963     3,896               23         963    3,919        4,882       85        2/17/99
Gilbert-Elliott Rd   AZ    651     2,600               33         651    2,633        3,284       39        5/18/99
Glendale-59th Ave    AZ    565     2,596               35         565    2,631        3,196       40        5/18/99
Mesa-Baseline        AZ    330     1,309               43         330    1,352        1,682       20        5/18/99
Mesa-E. Broadway     AZ    339     1,346               33         339    1,379        1,718       21        5/18/99
Mesa-W. Broadway     AZ    291     1,026               35         292    1,060        1,352       16        5/18/99
Mesa-Greenfield      AZ    354     1,405               35         355    1,439        1,794       21        5/18/99
Phoenix-Camelback    AZ    453     1,610               37         454    1,646        2,100       25        5/18/99
Phoenix-Bell         AZ    872     3,476               35         873    3,510        4,383       52        5/18/99
Phoenix-35th Ave     AZ    849     3,401               40         850    3,440        4,290       51        5/21/99
Westbrook            ME    410     1,626              102         411    1,727        2,138       18         8/2/99
Cocoa                FL    667     2,373               33         668    2,405        3,073       16        9/29/99
Cedar Hill           TX    335     1,521               20         336    1,540        1,876        7        11/9/99
Corporate Office     NY      0        68              616           0      684          684      275         1/1/95
                      $111,650  $412,895          $31,928    $111,833 $444,640     $556,473  $33,453






                                  December 31, 1999             December 31, 1998            December 31, 1997
Cost:
Balance at beginning of period                 $ 502,502                     $333,036                     $ 220,711
 Additions during period:
  Acquisitions through foreclosure $   -                        $   -                         $   -
    Other acquisitions                45,811                      157,080                       106,926
    Improvements, etc.                 9,959                       12,940                         5,527
                                   _________                    _________                      ________
                                                  55,770                      170,020                       112,453

Deductions during period:
  Cost of real estate sold            (1,799)     (1,799)            (554)       (554)             (128)       (128)
                                      _______     _______            _____       _____             _____       _____
Balance at close of period                      $ 556,473                    $502,502                     $ 333,036
                                                =========                    ========                     =========

Accumulated Depreciation:
Balance at beginning of period                  $  21,339                    $ 11,639                     $  5,457
 Additions during period:
  Depreciation expense              $ 12,259       12,259         $ 9,762    $  9,762          $ 6,211       6,211
                                    ________                      _______                      _______
 Deductions during period:
  Accumulated depreciation of
    real estate sold                    (145)        (145)            (62)        (62)             (29)        (29)
                                    _________    _________         ________    ________        ________    ________
Balance at close of period                      $  33,453                    $  21,339                    $ 11,639
                                                =========                    =========                    =========




                                     Sovran Self Storage, Inc.
                     Exhibit (12.1) - Statement Re: Computation of Earnings to
                        Combined Fixed Charges and Preferred Stock Dividends

Amounts in Thousands



                                                           June 26, 1995
                         Year ended December 31,                 to
                1999      1998      1997        1996     December 31,  1995

Earnings:
  Net income   $25,585  $23,540   $23,119     $15,659          $6,744
  Fixed charges 15,944    9,925     2,743       2,386             323
                _____________________________________________________
Earnings (1)    41,529   33,465    25,862      18,045           7,067

Fixed charges:
  Interest
    expense     13,927    9,601     2,166       1,924             131
  Preferred
    stock
    dividends    1,239        -         -           -               -
  Amortization
    of financing
    fees           778      324       577         462             192
                _____________________________________________________
Fixed charges
  (2)          $15,944  $ 9,925   $ 2,743     $ 2,386          $  323
                _____________________________________________________

Ratio of earnings
  to combined fixed
  charges and
  preferred stock
  dividends
  (1)/(2)         2.60     3.37      9.43        7.56           21.88

                            Exhibit 23


                 Consent of Independent Auditors


Board of Directors
Sovran Self Storage, Inc.


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) pertaining to the 1995 Award and Option Plan and the 1995 Outside Directors' Stock Option Plan of Sovran Self Storage, Inc. and in the Registration Statement (Form S-8 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc. of our report dated January 26, 2000, with respect to the consolidated financial statements and schedule included in this Annual Report (Form 10-K) of Sovran Self Storage, Inc.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 26, 2000 with respect to the consolidated financial statements and schedule included in this Annual Report (Form 10-K) of Sovran Self Storage, Inc.

                                        ERNST & YOUNG LLP



Buffalo, New York
March 28, 2000