Form 10-Q
period 2000-03-31
SOVRAN SELF STORAGE INC
filed 2000-05-12
CIK 944314

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000


                 Commission file number: 1-13820


                    Sovran Self Storage, Inc.
      (Exact name of Registrant as specified in its charter)

          Maryland                               16-1194043
_______________________________             ___________________
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

                         6467 Main Street
                        Buffalo, NY 14221
       (Address of principal executive offices)  (Zip code)

                          (716) 633-1850
       (Registrant's telephone number including area code)

         5166 Main Street, Williamsville, New York  14221
      (Former name, former address, and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Title                                      Outstanding

Common Stock, $.01 par value per share.         12,132,146

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SOVRAN SELF STORAGE, INC.
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,
                                                 2000        December 31,
(dollars in thousands, except share data)     (unaudited)       1999
___________________________________________________________________________
ASSETS
 Investment in storage facilities:
  Land                                         $  113,375     $  111,833
  Building and equipment                          452,611        444,640
                                               __________     __________
                                                  565,986        556,473
  Less: accumulated depreciation                  (36,681)       (33,453)
                                               __________     __________
 Investments in storage facilities, net           529,305        523,020
 Cash and cash equivalents                          1,248          1,032
 Accounts receivable                                2,462          1,796
 Prepaid expenses and other assets                  4,159          3,871
                                               __________     __________
    Total Assets                               $  537,174     $  529,719
                                               ==========     ==========
LIABILITIES
 Line of credit                                $  135,500     $  123,000
 Term note                                         75,000         75,000
 Accounts payable and accrued liabilities           4,570          4,696
 Deferred revenue                                   3,615          3,322
 Accrued dividends                                  6,915          7,010
 Mortgage payable                                   5,240          5,253
                                               __________     __________
     Total Liabilities                            230,840        218,281

 Minority interest                                 23,500         23,582
SHAREHOLDERS' EQUITY
 Series A Junior Participating Cumulative
  Preferred Stock, $.01 par value, 250,000
  shares authorized and no shares issued
  and outstanding                                       -              -
 9.85% Series B Cumulative Preferred Stock,
  $.01 par value, 1,700,000 shares authorized,
  1,200,000 shares issued and outstanding,
  $30,000 liquidation value                        28,585         28,585
 Common stock $.01 par value, 100,000,000
  shares authorized, 12,132,146 shares
  outstanding (12,299,163 at December 31, 1999)       127            127
 Additional paid-in capital                       282,005        281,284
 Unearned restricted stock                           (315)          (339)
 Dividends in excess of net income                (15,196)       (13,357)
 Treasury stock at cost, 581,800 shares
  (376,200 shares at December 31, 1999)           (12,372)        (8,444)
                                               __________     __________
     Total Shareholders' Equity                   282,834        287,856
                                               __________     __________
Total Liabilities and Shareholders' Equity     $  537,174     $  529,719
See notes to financial statements.             ==========     ==========

                         SOVRAN SELF STORAGE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                         January 1, 2000    January 1, 1999
(dollars in thousands                          to                 to
except share data)                       March 31, 2000     March 31, 1999
                                         _______________    _______________

REVENUES:
 Rental income                             $  21,534          $  19,241
 Interest and other income                       264                210
                                           _________          _________
    Total revenues                            21,798             19,451

EXPENSES:
 Property operations and maintenance           4,737              4,041
 Real estate taxes                             2,015              1,576
 General and administrative                    1,457              1,128
 Interest                                      3,914              3,341
 Depreciation and amortization                 3,456              3,102
                                           _________          _________
    Total expenses                            15,579             13,188
                                           _________          _________

 Income before minority interest               6,219              6,263
 Minority interest                              (405)              (408)
                                           _________          _________

 Net Income                                    5,814              5,855
  Series B preferred stock dividend             (739)                 -
                                           _________          _________
 Net income available to common
   shareholders                            $   5,075          $   5,855
                                           =========          =========

PER COMMON SHARE:

 Earnings per common share - basic         $    0.42          $    0.47
                                           =========          =========
 Earnings per common share - diluted       $    0.42          $    0.47
                                           =========          =========
 Common shares used in basic
  earnings per share calculation          12,235,084         12,358,852

 Common shares used in diluted
  earnings per share calculation          12,235,322         12,370,392

 Dividends declared per common share      $     0.57         $     0.56
                                          ==========         ==========


See notes to financial statements.

                         SOVRAN SELF STORAGE, INC.

                          STATEMENTS OF CASH FLOW
                                (unaudited)

                                           January 1, 2000  January 1, 1999
                                                  to              to
(dollars in thousands)                     March 31, 2000   March 31, 1999
                                           _______________  _______________
OPERATING ACTIVITIES
Net income                                   $   5,814         $   5,855
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                  3,456             3,102
  Minority interest                                405               408
  Restricted stock earned                           24                 2
  Changes in assets and liabilities:
    Accounts receivable                           (666)             (453)
    Prepaid expenses and other assets             (485)              552
    Accounts payable and other liabilities        (149)              690
    Deferred revenue                               293               195
                                              ________          ________
Net cash provided by operating activities        8,692            10,351
                                              ________          ________
INVESTING ACTIVITIES
 Additions to storage facilities                (9,521)          (17,285)
 Additions to other assets                           -               (22)
                                              ________          ________
Net cash used in investing activities           (9,521)          (17,307)
                                              ________          ________
FINANCING ACTIVITIES
 Net proceeds from issuance of common
  stock through Dividend Reinvestment
  and Stock Purchase Plan                          721             1,576
 Proceeds from line of credit draw down         12,500            13,000
 Dividends paid-common stock                    (7,010)           (6,895)
 Dividends paid-preferred stock                   (739)                -
 Purchase of treasury stock                     (3,928)                -
 Minority interest distributions                  (486)             (483)
 Mortgage principal payments                       (13)                -
                                              ________          ________
Net cash provided by financing activities        1,045             7,198
                                              ________          ________
Net increase (decrease) in cash                    216               242
Cash at beginning of period                      1,032             2,984
                                              ________          ________
Cash at end of period                         $  1,248          $  3,226
                                              ========          ========
Supplemental cash flow information
 Cash paid for interest                       $  3,520          $  3,174

                    SOVRAN SELF STORAGE, INC.

                     STATEMENTS OF CASH FLOW


Supplemental cash-flow information for the quarter ended
March 31, 2000
(dollars in thousands)
________________________________________________________________

  Fair value of net liabilities assumed on
   the acquisition of storage facilities           $    63
________________________________________________________________

Dividends declared but unpaid were $6,915 at March 31, 2000 and $7,010 at December 31, 1999.


See notes to financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.  ORGANIZATION

     The Company, a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Since its formation the Company has purchased a total of 152, (three in 2000, eighteen in 1999, fifty in 1998, forty four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at March 31, 2000 to 225 properties in 21 states.

     All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.43% ownership interest therein as of March 31, 2000. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.  INVESTMENT IN STORAGE FACILITIES

     The following summarizes activity in storage facilities during the period ended March 31, 2000.

(dollars in thousands)
________________________________________________________________

Cost:
  Beginning balance                               $   556,473
  Property acquisitions                                 7,964
  Improvements and equipment additions                  1,572
  Dispositions                                            (23)
________________________________________________________________

Ending balance                                    $   565,986
________________________________________________________________

Accumulated Depreciation:
  Beginning balance                               $    33,453
  Additions during the period                           3,237
  Dispositions                                             (9)
________________________________________________________________

Ending balance                                    $    36,681
________________________________________________________________


4.  UNSECURED LINE OF CREDIT AND TERM NOTE

     The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus
1.25%. At March 31, 2000, the outstanding balance on the credit facility was $135.5 million.

     The Company has a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus
1.50%.

     The Company has an interest rate collar transaction through June 30, 2000. Under the agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 6.5%, the bank pays the Company the rate in excess of 6.5% multiplied by $70 million for the outstanding period. If LIBOR drops below 5.265%, the Company must pay the bank the difference between LIBOR and 5.265% multiplied by $70 million for the outstanding period.

     The Company also has an interest rate cap transaction through April 3, 2000. Under the agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Company the rate in excess of 9% multiplied by $40 million for the outstanding period.

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

     As of March 31, 2000, the Company had entered into a contract for the purchase of one facility with an expected cost of $1.8 million.


6.  PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma Condensed Statement of Operations is presented as if the 3 storage facilities purchased during the three months ended March 31, 2000, had occurred at January 1, 2000. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

________________________________________________________________
(in thousands, except per share data)
                                            Three Months Ended
                                                March 31,
                                                  2000
                                            __________________
REVENUES:
  Rental income                              $     21,694
  Other income                                        269
                                             ____________
     Total revenues                                21,963

EXPENSES:
  Property operations & maintenance                 4,770
  Real estate taxes                                 2,026
  General and administrative                        1,459
  Interest                                          4,016
  Depreciation and amortization                     3,471
                                             ____________
     Total expenses                                15,742
                                             ____________
Income before minority interest                     6,221
  Minority interest                                  (405)
                                             ____________
Net income                                          5,816
  Series B preferred stock dividend                  (739)
                                             ____________
Net income available to common shareholders  $      5,077
                                             ============
Earnings per common share  -  basic          $        .42
                                             ============
Earnings per common share  -  diluted        $        .42
                                             ============

Common shares used in basic earnings
  per share calculation                        12,132,146
________________________________________________________________


     7.   LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea,
Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in
excess of the amount of damages found by the jury.   The Company
has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company regardless of the final disposition of the lawsuit.


     8.   EARNINGS PER SHARE

     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:


                                    Three Months     Three Months
                                       Ended            Ended
                                      March 31,        March 31,
(in thousands except per share data)    2000             1999
                                    ____________     ____________
Numerator:
  Net income available to
    common shareholders              $   5,075         $  5,855

Denominator:
  Denominator for basic earnings
    per share  -  weighted
    average shares                      12,235           12,359

Effect of Diluted Securities:
  Stock options                              -               11
  Denominator for diluted earnings
    per share  -  adjusted
    weighted average shares and
    assumed conversion                  12,235           12,370

Basic earnings per common share      $     .42         $    .47
Diluted earnings per common share    $     .42         $    .47

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

     The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 225 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

     When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's unsecured credit facility provides availability up to $150 million, of which $135.5 million was drawn at March 31, 2000. The facility matures February 2001 and bears interest at LIBOR plus 1.25%.

     In addition to the credit facility, the Company has an unsecured term note due December 2000, that bears interest at LIBOR plus 1.50%. The credit facility and term note currently have investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-).

     The Company expects to fund its maturing obligations and its future growth through a renewal of its line of credit, issuance of 5-10 year notes of either a secured or unsecured nature, issuance of preferred stock, and private placement solicitation of public pension funds.

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


COMMON STOCK REPURCHASE PROGRAM

     The Company continued its common stock repurchase program authorized by the Board of Directors by acquiring 205,600 shares for $3.9 million. At March 31, 2000, the total shares repurchased by the Company were 581,800 at a total cost of $12.4 million.


UMBRELLA PARTNERSHIP REIT

     The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 2000, 853,037 units have been issued in exchange for property at the request of the sellers.


ACQUISITION OF PROPERTIES

     The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended March 31, 2000, the Company acquired three properties, increasing its existing presence in Massachusetts, New York and Texas. The three acquisitions in the three months ended March 31, 2000 added 143,000 square feet of space and 1,400 rental units to the Company's portfolio.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

     The Company has a contract on one property in Florida with an expected closing in May 2000. The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.


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

     As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2000, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.


RESULTS OF OPERATIONS

     The following discussion is based on the financial statements of the Company as of March 31, 2000 and March 31, 1999.


FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000 (DOLLARS IN
THOUSANDS)

     The Company reported revenues of $21,798 during the period and incurred $6,752 in operating expenses, resulting in net operating income of $15,046, or 69%. General and administrative expenses of $1,457, interest expense of $3,914 and depreciation and amortization expenses of $3,456 resulted in income of $6,219 before minority interest. Net income amounted to $5,814.


THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999 (DOLLARS IN THOUSANDS)

     The following discussion compares the activities of the Company for the three months ended March 31, 2000 with the activities of the Company for the three months ended March 31, 1999.

     Total revenues increased from $19,451 for the three months ended March 31, 1999 to $21,798 for the three months ended
March 31, 2000, an increase of $2,347 or 12%. Of this, $1,487 resulted from the acquisition of 21 properties during the period January 1, 1999 through March 31, 2000 and $860 was realized as a result of increased rental rates at the 204 properties owned by the Company at January 1, 1999. Overall, same-store revenues grew 4.5% for the three-month period ended March 31, 2000 as compared to the same period in 1999.

     Property operating and real estate tax expense increased $1,135 or 20% during the period. $516 was a result of absorbing additional expenses from operating the newly acquired properties, $310 was a result of marketing expenses relating to the Company's Uncle Bob's Flex-a-Space initiative, and $309 related to the operations of its sites operated more than one year.

     General and administrative expenses, which include losses of $14 realized as the result of replacement of equipment, increased $329 principally as a result of increased administrative costs associated with managing the additional properties and costs related to Flex-a-Space.

     Interest expense increased $573 due to the $11 million drawn on the Company's line of credit during the last twelve months.

     Income before minority interest decreased from $6,263 to $6,219, a decrease of $44 or less than 1%.


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

                         Three months ended   Three months ended
                              March 31,           March 31,
                                2000                1999
                         __________________   __________________
(in thousands)

Net income                  $    5,814            $    5,855
Minority interest in income        405                   408
Depreciation of real estate
  and amortization of
  intangible assets
  exclusive of deferred
  financing fees                 3,275                 2,937
Funds from operations
  allocable to minority
  interest                        (618)                 (600)
                             _________             _________
FFO                              8,876                 8,600
Preferred dividends               (739)                    -
                             _________             _________
FFO available to
  common shareholders        $   8,137             $   8,600
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


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company manages its exposure to interest rate changes by entering into interest rate swap agreements. There have been no material changes to the Company's exposure to interest rate risk since December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth
F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages
found by the jury.   The Company has filed a post-trial motion
for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company regardless of the final disposition of the lawsuit.

ITEM 2.  CHANGES IN SECURITIES

     No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No disclosure required.

ITEM 5.  OTHER INFORMATION

     No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial data schedule.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Sovran Self Storage, Inc.

May 12, 2000               By:  / S / David L. Rogers
_____________________         _____________________________
Date                          David L. Rogers
                              Secretary, Chief Financial Officer