Form 10-Q
period 2000-06-30
SOVRAN SELF STORAGE INC
filed 2000-08-11
CIK 944314

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


      As of August 10, 2000 there were outstanding 11,985,432 shares of the registrants Common Stock, $.01 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SOVRAN SELF STORAGE, INC.
                                CONSOLIDATED BALANCE SHEETS

                                               June 30,
                                                 2000        December 31,
(dollars in thousands, except share data)    (unaudited)        1999
___________________________________________________________________________
ASSETS
 Investment in storage facilities:
  Land                                         $  113,887     $  111,833
  Building and equipment                          456,903        444,640
                                               __________     __________
                                                  570,790        556,473
  Less: accumulated depreciation                  (39,973)       (33,453)
                                               __________     __________
 Investments in storage facilities, net           530,817        523,020
 Cash and cash equivalents                          1,903          1,032
 Accounts receivable                                2,937          1,796
 Prepaid expenses and other assets                  3,881          3,871
                                               __________     __________
    Total Assets                               $  539,538     $  529,719
                                               ==========     ==========
LIABILITIES
 Line of credit                                $  142,500     $  123,000
 Term note                                         75,000         75,000
 Accounts payable and accrued liabilities           4,968          4,696
 Deferred revenue                                   3,639          3,322
 Accrued dividends                                  6,835          7,010
 Mortgage payable                                   5,227          5,253
                                               __________     __________
     Total Liabilities                            238,169        218,281

 Minority interest                                 23,439         23,582
SHAREHOLDERS' EQUITY
 Series A Junior Participating Cumulative
  Preferred Stock, $.01 par value, 250,000
  shares authorized and no shares issued
  and outstanding                                       -              -
 9.85% Series B Cumulative Preferred Stock,
  $.01 par value, 1,700,000 shares authorized,
  1,200,000 shares issued and outstanding,
  $30,000 liquidation value                        28,585         28,585
 Common stock $.01 par value, 100,000,000
  shares authorized, 11,985,432 shares
  outstanding (12,299,163 at December 31, 1999)       127            127
 Additional paid-in capital                       282,460        281,284
 Unearned restricted stock                           (640)          (339)
 Dividends in excess of net income                (16,787)       (13,357)
 Treasury stock at cost, 751,700 shares
  (376,200 shares at December 31, 1999)           (15,815)        (8,444)
                                               __________     __________
     Total Shareholders' Equity                   277,930        287,856
                                               __________     __________
Total Liabilities and Shareholders' Equity     $  539,538     $  529,719
See notes to financial statements.             ==========     ==========

                                 SOVRAN SELF STORAGE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                         April 1, 2000       April 1, 1999
(dollars in thousands                          to                 to
except share data)                       June 30, 2000       June 30, 1999
                                         _______________    _______________

REVENUES:
 Rental income                             $  21,927          $  20,331
 Interest and other income                       362                274
                                           _________          _________
    Total revenues                            22,289             20,605

EXPENSES:
 Property operations and maintenance           4,595              4,035
 Real estate taxes                             2,000              1,719
 General and administrative                    1,482              1,387
 Interest                                      4,278              3,631
 Depreciation and amortization                 3,526              3,238
                                           _________          _________
    Total expenses                            15,881             14,010
                                           _________          _________

 Income before minority interest               6,408              6,595
 Minority interest                              (424)              (422)
                                           _________          _________

 Net Income                                    5,984              6,173
  Series B preferred stock dividend             (739)                 -
                                           _________          _________
 Net income available to common
   shareholders                            $   5,245          $   6,173
                                           =========          =========

PER COMMON SHARE:

 Earnings per common share - basic         $    0.44          $    0.50
                                           =========          =========
 Earnings per common share - diluted       $    0.44          $    0.50
                                           =========          =========
 Common shares used in basic
  earnings per share calculation          12,026,709         12,420,258

 Common shares used in diluted
  earnings per share calculation          12,028,281         12,435,123

 Dividends declared per common share      $     0.57         $     0.56
                                          ==========         ==========


See notes to financial statements.

                                 SOVRAN SELF STORAGE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                         January 1, 2000    January 1, 1999
(dollars in thousands                          to                 to
except share data)                        June 30, 2000      June 30, 1999
                                         _______________    _______________

REVENUES:
 Rental income                             $  43,461          $  39,573
 Interest and other income                       626                484
                                           _________          _________
    Total revenues                            44,087             40,057

EXPENSES:
 Property operations and maintenance           9,332              8,076
 Real estate taxes                             4,015              3,295
 General and administrative                    2,939              2,515
 Interest                                      8,192              6,972
 Depreciation and amortization                 6,982              6,341
                                           _________          _________
    Total expenses                            31,460             27,199
                                           _________          _________

 Income before minority interest              12,627             12,858
 Minority interest                              (829)              (830)
                                           _________          _________

 Net Income                                   11,798             12,028
  Series B preferred stock dividend           (1,478)                 -
                                           _________          _________
 Net income available to common
   shareholders                            $  10,320          $  12,028
                                           =========          =========

PER COMMON SHARE:

 Earnings per common share - basic         $    0.85          $    0.97
                                           =========          =========
 Earnings per common share - diluted       $    0.85          $    0.97
                                           =========          =========
 Common shares used in basic
  earnings per share calculation          12,130,881         12,389,724

 Common shares used in diluted
  earnings per share calculation          12,131,801         12,404,522

 Dividends declared per common share      $     1.14         $     1.12
                                          ==========         ==========


See notes to financial statements.

                                 SOVRAN SELF STORAGE, INC.

                                  STATEMENTS OF CASH FLOW
                                        (unaudited)

                                           January 1, 2000  January 1, 1999
                                                  to              to
(dollars in thousands)                      June 30, 2000    June 30, 1999
                                           _______________  _______________
OPERATING ACTIVITIES
Net income                                   $  11,798         $  12,028
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                  6,982             6,341
  Minority interest                                829               830
  Restricted stock earned                           47                50
  Changes in assets and liabilities:
    Accounts receivable                         (1,141)             (677)
    Prepaid expenses and other assets             (426)              525
    Accounts payable and other liabilities         234             1,440
    Deferred revenue                               248               223
                                              ________          ________
Net cash provided by operating activities       18,571            20,760
                                              ________          ________
INVESTING ACTIVITIES
 Additions to storage facilities               (14,256)          (40,955)
 Additions to other assets                           -               (22)
                                              ________          ________
Net cash used in investing activities          (14,256)          (40,977)
                                              ________          ________
FINANCING ACTIVITIES
 Net proceeds from issuance of common
  stock through Dividend Reinvestment
  and Stock Purchase Plan                          828             2,935
 Proceeds from line of credit draw down         19,500            32,500
 Dividends paid-common stock                   (13,925)          (13,898)
 Dividends paid-preferred stock                 (1,478)                -
 Purchase of treasury stock                     (7,371)                -
 Minority interest distributions                  (972)             (966)
 Redemption of operating partnership units           -              (261)
 Mortgage principal payments                       (26)               (2)
                                              ________          ________
Net cash (used in) provided by
 financing activities                           (3,444)           20,308
                                              ________          ________
Net increase in cash                               871                91
Cash at beginning of period                      1,032             2,984
                                              ________          ________
Cash at end of period                         $  1,903          $  3,075
                                              ========          ========
Supplemental cash flow information
 Cash paid for interest                       $  8,249          $  6,669

                                SOVRAN SELF STORAGE, INC.

                                STATEMENTS OF CASH FLOW


Supplemental cash-flow information for the six-months ended June 30, 2000 (dollars in thousands)
__________________________________________________________________________

  Fair value of net liabilities assumed on
  the acquisition of storage facilities           $    84
__________________________________________________________________________

Dividends declared but unpaid were $6,835 at June 30, 2000 and $7,010 at December 31, 1999.


See notes to financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.  ORGANIZATION

      The Company, a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Since its formation the Company has purchased a total of 153, (Four in 2000, eighteen in 1999, fifty in 1998, forty four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at June 30, 2000 to 226 properties in 21 states.

      All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.36% ownership interest therein as of June 30, 2000. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.  INVESTMENT IN STORAGE FACILITIES

      The following summarizes activity in storage facilities during the period ended June 30, 2000.

(dollars in thousands)
________________________________________________________________

Cost:
  Beginning balance                               $   556,473
  Property acquisitions                                 9,690
  Improvements and equipment additions                  4,682
  Dispositions                                            (55)
________________________________________________________________

Ending balance                                    $   570,790
________________________________________________________________

Accumulated Depreciation:
  Beginning balance                               $    33,453
  Additions during the period                           6,543
  Dispositions                                            (23)
________________________________________________________________

Ending balance                                    $    39,973
________________________________________________________________


4.  UNSECURED LINE OF CREDIT AND TERM NOTE

      The Company has a $150 million unsecured credit facility that matures February 2001 and provides for funds at LIBOR plus
1.25%. At June 30, 2000, the outstanding balance on the credit facility was $142.5 million.

      The Company has a $75 million unsecured term note that matures on December 22, 2000 and bears interest at LIBOR plus
1.50%.

      The Company also has an interest rate cap transaction through April 3, 2001. Under the agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Company the rate in excess of 9% multiplied by $40 million for the outstanding period.

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

      As of June 30, 2000, the Company had entered into a contract for the purchase of one facility with an expected cost of $1.3 million.


6.  PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma Condensed Statement of Operations is presented as if the 4 storage facilities purchased during the six months ended June 30, 2000, had occurred at January 1, 2000. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

________________________________________________________________
(in thousands, except per share data)
                                            Six Months Ended
                                                June 30,
                                                  2000
                                            __________________
REVENUES:
  Rental income                              $     43,747
  Other income                                        640
                                             ____________
     Total revenues                                44,387

EXPENSES:
  Property operations & maintenance                 9,418
  Real estate taxes                                 4,038
  General and administrative                        2,941
  Interest                                          8,294
  Depreciation and amortization                     7,106
                                             ____________
     Total expenses                                31,797
                                             ____________
Income before minority interest                    12,590
  Minority interest                                  (827)
                                             ____________
Net income                                         11,763
  Series B preferred stock dividend                (1,478)
                                             ____________
Net income available to common shareholders  $     10,285
                                             ============
Earnings per common share  -  basic          $        .86
                                             ============
Earnings per common share  -  diluted        $        .86
                                             ============

Common shares used in basic earnings
  per share calculation                        11,985,432
________________________________________________________________

7.    LEGAL PROCEEDINGS

      A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea,
Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of fiduciary duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages
found by the jury.   The Company has filed a post-trial motion
for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company regardless of the final disposition of the lawsuit.


8.    EARNINGS PER SHARE

      The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

                                     Six Months       Six Months
                                       Ended            Ended
                                      June 30,         June 30,
(in thousands except per share data)    2000             1999
                                    ____________     ____________
Numerator:
  Net income available to
    common shareholders              $  10,320         $ 12,028

Denominator:
  Denominator for basic earnings
    per share  -  weighted
    average shares                      12,131           12,390

Effect of Diluted Securities:
  Stock options                              1               15
  Denominator for diluted earnings
    per share  -  adjusted
    weighted average shares and
    assumed conversion                  12,132           12,405

Basic earnings per common share      $     .85         $    .97
Diluted earnings per common share    $     .85         $    .97


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

      The Company operates as a Real Estate Investment Trust ("REIT") and owns and operates a portfolio of 226 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company's unsecured credit facility provides availability up to $150 million, of which $142.5 million was drawn at June 30, 2000. The facility matures February 2001 and bears interest at LIBOR plus 1.25%.

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


COMMON STOCK REPURCHASE PROGRAM

      The Company continued its common stock repurchase program authorized by the Board of Directors by acquiring 169,900 shares for $3.4 million during the second quarter of 2000. At June 30, 2000, the total shares repurchased by the Company were 751,700 at a total cost of $15.8 million.

UMBRELLA PARTNERSHIP REIT

      The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 2000, 853,037 units have been issued in exchange for property at the request of the sellers.


ACQUISITION OF PROPERTIES

      The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. In the three months ended June 30, 2000, the Company acquired one property, increasing its existing presence in Florida. The acquisition added 42,000 square feet of space and 498 rental units to the Company's portfolio.


FUTURE ACQUISITION AND DEVELOPMENT PLANS

      The Company has a contract on one property in Alabama with an expected closing in September 2000. The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

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

      As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2000, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.


RESULTS OF OPERATIONS

      The following discussion is based on the financial statements of the Company as of June 30, 2000 and June 30, 1999.

FOR THE PERIOD JANUARY 1, 2000 THROUGH JUNE 30, 2000 (DOLLARS IN
THOUSANDS)

      The Company reported revenues of $44,087 during the period and incurred $13,347 in operating expenses, resulting in net operating income of $30,740, or 70%. General and administrative expenses of $2,939, interest expense of $8,192 and depreciation and amortization expenses of $6,982 resulted in income of $12,627 before minority interest. Net income amounted to $11,798.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999 (DOLLARS IN THOUSANDS)

      The following discussion compares the activities of the Company for the three months ended June 30, 2000 with the activities of the Company for the three months ended June 30, 1999.

      Total revenues increased from $20,605 for the three months ended June 30, 1999 to $22,289 for the three months ended June 30, 2000, an increase of $1,684 or 8%. Of this, $853 resulted from the acquisition of 16 properties during the period April 1, 1999 through June 30, 2000 and $831 was realized as a result of increased rental rates at the 210 properties owned by the Company at April 1, 1999. Overall, same-store revenues grew 4% for the three-month period ended June 30, 2000 as compared to the same period in 1999.

      Property operating and real estate tax expense increased $841 or 15% during the period. $416 was a result of absorbing additional expenses from operating the newly acquired properties, $250 was a result of marketing expenses relating to the Company's Uncle Bob's Flex-a-Space initiative, and $175 related to the operations of its sites operated more than one year.

      General and administrative expenses, which include losses of $17 realized as the result of replacement of equipment, increased
$95 principally as a result of increased administrative costs associated with managing the additional properties.

      Interest expense increased $647 due to an increase in interest rates.

      Income before minority interest decreased from $6,595 to $6,408, a decrease of $187 or less than 3%.


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

                          Six months ended    Six months ended
                              June 30,            June 30,
                                2000                1999
                         __________________   __________________
(in thousands)

Net income                  $   11,798            $   12,028
Minority interest in income        829                   830
Depreciation of real estate
  and amortization of
  intangible assets
  exclusive of deferred
  financing fees                 6,623                 5,982
Funds from operations
  allocable to minority
  interest                      (1,264)               (1,216)
                             _________             _________
FFO                             17,986                17,624
Preferred dividends             (1,478)                    -
                             _________             _________
FFO available to
  common shareholders        $  16,508             $  17,624
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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea,
Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of fiduciary duty, breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages
found by the jury.   The Company has filed a post-trial motion
for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company regardless of the final disposition of the lawsuit.


ITEM 2.  CHANGES IN SECURITIES

      No disclosure required.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      No disclosure required.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.)   The Annual Meeting of Shareholders was held on Wednesday,
May 24, 2000.

b.)   Directors              Votes For             Votes Withheld

Robert J. Attea             10,471,275              108,945
Kenneth F. Myszka           10,471,275              108,945
John E. Burns               10,470,375              109,845
Michael A. Elia             10,471,275              108,945
Anthony P. Gammie           10,465,025              115,195
Charles E. Lannon           10,471,275              108,945


c.)   The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending
December 31,2000.

Votes For                   10,406,845
Votes Against                  141,483
Abstentions                     31,891
Broker Nonvotes                      1


ITEM 5.  OTHER INFORMATION

      No disclosure required.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial data schedule.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sovran Self Storage, Inc.

August 11, 2000               By:  / S / David L. Rogers
_____________________         _____________________________
Date                          David L. Rogers
                              Secretary, Chief Financial Officer