Form 10-Q
period 2000-09-30
SOVRAN SELF STORAGE INC
filed 2000-11-14
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number: 1-13820

SOVRAN SELF STORAGE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	16-1194043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2000 there were outstanding 11,990,154 shares of the registrants' Common Stock, $.01 par value

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	September 30, 2000 (unaudited)	December 31, 1999
ASSESTS
Investment in storage facilities:
Land	$ 113,893	$ 111,833
Building and equipment	459,609	444,640
	573,502	556,473
Less: accumulated depreciation	(43,120)	(33,453)
Investments in storage facilities, net	530,382	523,020
Cash and cash equivalents	3,367	1,032
Accounts receivable	3,460	1,796
Prepaid expenses and other assets	5,043	3,871
Total Assets	$ 542,252	$ 529,719

LIABILITIES
Line of credit	$ 146,500	$ 123,000
Term note	75,000	75,000
Accounts payable and accrued liabilities	5,349	4,696
Deferred revenue	3,250	3,322
Accrued dividends	6,954	7,010
Mortgage payable	5,214	5,253
Total Liabilities	242,267	218,281

Minority interest	23,379	23,582

SHAREHOLDERS' EQUITY
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized, 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 11,990,154 shares outstanding (12,299,163 at December 31, 1999)	128	127
Additional paid-in capital	282,995	281,284
Unearned restricted stock	(595)	(339)
Dividends in excess of net income	(18,279)	(13,357)
Treasury stock at cost, 772,700 shares (376,200 shares at December 31, 1999)	(16,228)	(8,444)
Total Shareholders' Equity	276,606	287,856
Total Liabilities and Shareholders' Equity	$ 542,252	$ 529,719

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	July 1, 2000 to September 30, 2000	July 1, 1999 to September 30, 1999
REVENUES:
Rental income	$ 23,097	$ 21,535
Interest and other income	389	1,035
Total revenues	23,486	22,570

EXPENSES:
Property operations and maintenance	5,295	4,309
Real estate taxes	2,096	1,901
General and administrative	1,403	1,318
Interest	4,482	3,503
Depreciation and amortization	3,578	3,362
Total expenses	16,854	14,393

Income before minority interest	6,632	8,177
Minority interest	(435)	(523)
Net Income	6,197	7,654
Series B preferred stock dividend	(739)	(501)
Net income available to common shareholders	$ 5,458	$ 7,153

PER COMMON SHARE:
Earnings per common share - basic	$ 0.46	$ 0.57

Earnings per common share - diluted	$ 0.46	$ 0.57

Common shares used in basic earnings per share calculation	11,994,737	12,486,771
Common shares used in diluted earnings per share calculation	11,996,549	12,494,452

Dividends declared per common shares	$ 0.58	$ 0.57

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2000 to September 30, 2000	January 1, 1999 to September 30, 1999
REVENUES:
Rental income	$ 66,558	$ 61,108
Interest and other income	1,015	1,519
Total revenues	67,573	62,627

EXPENSES:
Property operations and maintenance	14,628	12,385
Real estate taxes	6,112	5,196
General and administrative	4,341	3,833
Interest	12,673	10,476
Depreciation and amortization	10,559	9,703
Total expenses	48,313	41,593

Income before minority interest	19,260	21,034
Minority interest	(1,265)	(1,352)
Net Income	17,995	19,682
Series B preferred stock dividend	(2,216)	(501)
Net income available to common shareholders	$ 15,779	$ 19,181

PER COMMON SHARE:
Earnings per common share - basic	$ 1.31	$ 1.54

Earnings per common share - diluted	$ 1.31	$ 1.54

Common shares used in basic earnings per share calculation	12,085,169	12,422,433
Common shares used in diluted earnings per share calculation	12,086,392	12,436,230

Dividends declared per common share	$ 1.72	$ 1.69

See notes to financial statements

SOVRAN SELF STORAGE, INC.

STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2000 to September 30, 2000	January 1, 1999 to September 30, 1999
OPERATING ACTIVITIES
Net income	$ 17,995	$ 19,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,559	9,703
Minority interest	1,265	1,352
Restricted stock earned	92	75
Changes in assets and liabilities:
Accounts receivable	(1,664)	16
Prepaid expenses and other assets	(1,606)	(748)
Accounts payable and other liabilities	615	3,314
Deferred revenue	(141)	(6)
Net cash provided by operating activities	27,115	33,388

INVESTING ACTIVITIES
Additions to storage facilities	(17,181)	(46,770)
Additions to other assets	(200)	(172)
Net cash used in investing activities	(17,381)	(46,942)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	1,364	5,832
Net proceeds from issuance of preferred stock	-	28,753
Proceeds from line of credit draw down	23,500	2,000
Dividends paid-common stock	(20,757)	(20,794)
Dividends paid-preferred stock	(2,216)	(501)
Purchase of treasury stock	(7,784)	(1,924)
Minority interest distributions	(1,467)	(1,452)
Redemption of operating partnership units	-	(261)
Mortgage principal payments	(39)	(9)
Net cash (used in) provided by financing activities	(7,399)	11,644
Net increase (decrease) in cash	2,335	(1,910)
Cash at beginning of period	1,032	2,984
Cash at end of period	$ 3,367	$ 1,074
Supplemental cash flow information Cash paid for interest	$ 12,849	$ 10,591

See notes to financial statements.

SOVRAN SELF STORAGE, INC.

STATEMENTS OF CASH FLOW

Supplemental cash-flow information for the nine-months ended September 30, 2000

(dollars in thousands)

_______________________________________________________________________

Fair value of net liabilities assumed on the acquisition of storage facilities	$ 84

_______________________________________________________________________

Dividends declared but unpaid were $6,954 at September 30, 2000 and $7,010 at December 31, 1999.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 .

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares (the Offering). Since its formation the Company has purchased a total of 153, (Four in 2000, eighteen in 1999, fifty in 1998, forty four in 1997, twenty-nine in 1996 and eight in 1995) self storage properties from unaffiliated third parties, increasing the total number of self-storage properties owned at September 30, 2000 to 226 properties in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.36% ownership interest therein as of September 30, 2000. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended September 30, 2000.

(dollars in thousands)
Cost:
Beginning balance	$ 556,473
Property acquisitions	9,690
Improvements and equipment additions	7,698
Dispositions	(359)
Ending balance	$ 573,502
Accumulated Depreciation:
Beginning balance	$ 33,453
Additions during the period	9,903
Dispositions	(236)
Ending balance	$ 43,120
4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At September 30, 2000, the Company had a $150 million unsecured credit facility, of which $146.5 million was drawn. The facility was scheduled to mature February 2001 and had an interest at LIBOR plus 1.25%.

In addition to the credit facility, the Company had an unsecured term note due December 2000, bearing interest at LIBOR plus 1.50%.

On November 7, 2000, the Company negotiated and funded a new unsecured debt package with a syndicate of banks. The new agreement provides for a $150 million revolving line of credit maturing November 2003 at LIBOR plus 1.37%, a $75 million term note through November 2003 (extendable to 2005 at the Company's option) at LIBOR plus 1.75%, and a $30 million term loan through November 2001 at LIBOR plus 1.37%.

The Company has interest rate cap transactions. Under one of the agreements, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Company the rate in excess of 9% multiplied by $40 million for the outstanding period. The other agreement, which is based on a notional amount of $70 million, if the LIBOR rate exceeds 8.25%, the bank pays the Company the rate in excess of 8.25% multiplied by $40 million for the outstanding period.

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

As of September 30, 2000, the Company had entered into a contract for the purchase of one facility with an expected cost of $1.3 million.

6.	PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma Condensed Statement of Operations is presented as if the 4 storage facilities purchased during the nine months ended September 30, 2000, had occurred at January 1, 2000. Such unaudited pro forma information is based upon the historical combined statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

(in thousands, except per share)
Nine Months Ended September 30, 2000
REVENUES:
Rental income	$ 66,844
Other income	1,029
Total revenues	67,873

EXPENSES:
Property operations & maintenance	14,714
Real estate taxes	6,135
General and administrative	4,343
Interest	12,782
Depreciation and amortization	10,593
Total expenses	48,567

Income before minority interest	19,306
Minority interest	(1,268)
Net income	18,038
Series B preferred stock dividend	(2,216)
Net income available to common shareholders	$ 15,822
Earnings per common share - basic	$ 1.32
Earnings per common share - diluted	$ 1.32

Common shares used in basic earnings per share calculation	11,990,154

7.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

8.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999
Numerator:
Net income available to common shareholders	$ 15,779	$ 19,181

Denominator:
Denominator for basic earnings per share - weighted average shares	12,085	12,422

Effect of Diluted Securities:
Stock options	1	14
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	12,086	12,436

Basic earnings per common share	$ 1.31	$ 1.54
Diluted earnings per common share	$ 1.31	$ 1.54

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had a $150 million unsecured credit facility, of which $146.5 million was drawn. The facility was scheduled to mature February 2001 and had an interest at LIBOR plus 1.25%.

In addition to the credit facility, the Company had an unsecured term note due December 2000, bearing interest at LIBOR plus 1.50%.

On November 7, 2000, the Company negotiated and funded a new unsecured debt package with a syndicate of banks. The new agreement provides for a $150 million revolving line of credit maturing November 2003 at LIBOR plus 1.37%, a $75 million term note through November 2003 (extendable to 2005 at the Company's option) at LIBOR plus 1.75%, and a $30 million term loan through November 2001 at LIBOR plus 1.37%.

Proceeds from the new loans will be used to repay the Company's existing line of credit and term loans totaling $225 million as of the funding date. The Company plans to use the remaining proceeds to finance its revenue enhancing improvements, acquire certain strategic facilities and provide bridge financing for potential joint venture programs.

The new credit agreements allowed the Company to maintain investment grade ratings from Standard and Poors (BBB-), Moodys (Baa3), and Duff and Phelps (BBB-).

While the Company has purchased contracts protecting it from significant interest rate increases, it does not intend to enter long term contracts to fix its interest rate exposure at this time. Accordingly, the interest expense the Company incurs will be dependent upon market conditions until such time as the Company enters into such contracts.

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

COMMON STOCK REPURCHASE PROGRAM

The Company continued its common stock repurchase program authorized by the Board of Directors by acquiring 21,000 shares for $.4 million during the third quarter of 2000. At September 30, 2000, the total shares repurchased by the Company were 772,700 at a total cost of $16.2 million.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue operating partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 2000, 853,037 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions in the third quarter.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

The Company has a contract on one property in Alabama with an expected closing in November 2000. The Company also intends to improve certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30, 2000, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Company as of September 30, 2000 and September 30, 1999.

FOR THE PERIOD JANUARY 1, 2000 THROUGH SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

The Company reported revenues of $67,573 during the period and incurred $20,740 in operating expenses, resulting in net operating income of $46,833, or 69.3%. General and administrative expenses of $4,341, interest expense of $12,673 and depreciation and amortization expenses of $10,559 resulted in income of $19,260 before minority interest. Net income amounted to $17,995.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Company for the three months ended September 30, 2000 with the activities of the Company for the three months ended September 30, 1999.

Total revenues increased from $22,570 for the three months ended September 30, 1999 to $23,486 for the three months ended September 30, 2000, an increase of $916 or 4%. Of this, $729 resulted from the acquisition of 7 properties during the period July 1, 1999 through September 30, 2000 and $873 was realized as a result of increased rental rates at the 219 properties owned by the Company at July 1, 1999. The 1999 revenue figure includes $686 from the gain on the sale of a property in the quarter ended September 1999. Overall, same-store revenues grew 4% for the three-month period ended September 30, 2000 as compared to the same period in 1999.

Property operating and real estate tax expense increased $1,181 or 19% during the period. $210 was a result of absorbing additional expenses from operating the newly acquired properties, $620 was a result of marketing expenses relating to the Company's Uncle Bob's Flex-a-Space initiative, and $351 related to the operations of its sites operated more than one year.

General and administrative expenses increased $85 principally as a result of increased administrative costs associated with managing the additional properties.

Interest expense increased $979 due to an increase in interest rates.

Income before minority interest decreased from $8,177 to $6,632, a decrease of $1,545.

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

(in thousands)	Nine months ended September 30, 2000	Nine months ended September 30, 1999
Net income	$ 17,995	$ 19,682
Minority interest in income	1,265	1,352
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	10,094	8,433
Funds from operations allocable to minority interest	(1,927)	(1,895)
FFO	27,427	27,572
Preferred dividends	(2,216)	(501)
FFO available to common shareholders	$ 25,211	$ 27, 071

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate cap agreements. There have been no material changes to the Company's exposure to interest rate risk since December 31, 1999.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

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

Sovran Self Storage, Inc.
November 13, 2000	By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
Date