Form 10-K
period 2000-12-31
SOVRAN SELF STORAGE INC
filed 2001-03-30
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number: 1-13820

Sovran Self Storage, Inc.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	16-1194043 (I.R.S. Employer Identification No.)

6467 Main Street Buffalo, NY 14221 (Address of principal executive offices) (Zip code) (716) 633-1850

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities Common Stock, $.01 Par Value 9.85% Series B Cumulative Redeemable Preferred Stock, $.01 Par Value	Exchanges on which Registered New York Stock Exchange New York Stock Exchange

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

Yes  [ X ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          As of March 15, 2001, 12,066,427 shares of Common Stock, $.01 par value per share were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $255,604,106 (based on the closing price of the Common Stock on the New York Stock Exchange on March 15, 2001).

Exhibit Index is on Pages 46-47

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 17, 2001 (Part III).

Part I
Item 1.	Business

          Sovran Self Storage, Inc.(the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which acquires, owns and manages self-storage properties. (The Company's self-storage properties are hereinafter referred to collectively as the "Properties" and individually as a "Property"). The Company began operations on June 26, 1995. As of March 15, 2001 the Company owned and operated 222 Properties consisting of approximately 12.4 million net rentable square feet, situated in 21 states. The Company also manages 8 Properties under an agreement with a joint venture consisting of .5 million square feet. As of December 31, 2001, the Properties have a weighted average occupancy of 86% and a weighted average annual rent per occupied square foot of $8.11. The Company believes that it is the 5th largest operator of self-storage properties in the United States based on facilities owned and managed.

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

          The Company was formed to continue the business of its predecessor company, which had engaged in the self-storage business since 1985. The Company owns an indirect interest in each of the Properties through a limited partnership (the "Partnership") of which the Company holds in total a 93.38% economic interest and unaffiliated third parties own collectively a 6.62% limited partnership interest. The Partnership owns a 100% fee simple interest in each of the 222 Properties owned by the Company. The Company believes that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates the Company's ability to acquire properties by using units of the Partnership as currency.

          The Company was incorporated on April 19, 1995 under Maryland law. The Company's principal executive offices are located at 6467 Main Street, Buffalo, New York 14221, and its telephone number is (716) 633-1850.

Industry Overview

          The Company believes that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, some operators, including the Company, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full-time manager/leasing agent. Customers have access to their storage area during business hours and in certain circumstances are provided with 24 hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Company, and the customer has control of access to the unit.

          The Company believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

          According to published data, of the approximately 32,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of financing available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Company believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

          Demand for self-storage service has increased as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because it is slow to react to changing conditions and because of various other factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Company estimates that commercial users account for approximately 30% of its total occupancy, which is substantially higher than the reported industry average of 19%.

Property Management

          The Company believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Company's management system include:

-	Recruiting, training and retaining capable, aggressive on-site Property Managers;
-	Motivating Property Managers by providing incentive-based compensation;
-	Developing and maintaining an integrated marketing plan for each Property; and
-	Performing regular preventative maintenance to avoid significant repair obligations.

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

Marketing Initiatives

          Responding to the increased customer demand for services, the Company has initiated several programs expected to increase occupancy and profitability. These programs include:

-

Uncle Bob's Self Storage debut of its humidity-controlled spaces under the name Dri-guard. Through an exclusive agreement, the Company became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-

Continuing with patent-pending Flex-a-Space. This innovative construction design allows the Company to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer;

-	A Customer Care Center (call center) that services new and existing customer's inquiries. This will allow the capture of sales leads that were previously lost;
-	Increased presence on the Internet, and the establishment of a separate marketing group to capitalize on this venue; and
-	Utilization of a national marketing program that attracts commercial customers who have multi-market self-storage needs.

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

Insurance

          Each of the Properties is covered by fire, flood and property insurance, including comprehensive liability, all-risk property insurance, provided by reputable companies and with commercially reasonable terms. In addition, the Company maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Company-owned Properties in an aggregate amount believed to be adequate.

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

          As part of an asset management program, the Company expects to "spin-off" non-core, slow-growth properties, into off balance sheet joint ventures. These ventures may allow the Company to i) increase incremental revenues through management fees, ii) provide strong returns on its equity left in the joint venture, and iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, the Company sold seven facilities for approximately $20 million to a joint venture in which the Company retained a 45% interest.

Distribution Policy

          The Company intends to pay regular quarterly distributions to its shareholders. However, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as the Board of Directors deems relevant. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 95% of its REIT taxable income (which does not include capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet this requirement. As of January 1, 2001, the taxable income distribution requirement for REITs was reduced from 95% to 90%.

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

          The Company refinanced its credit facility in 2000, replacing its $150 million credit facility and $75 million term note with a $150 million 3-year credit facility, $75 million 3-year term note (extendable to 5 years at the Company's option) and $30 million 1 year term note. The proceeds were used to fund the 2000 acquisitions and property expansions and improvements.

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

Employees

          The Company currently employs a total of 615 employees, including 234 Property Managers, 6 Area Managers, 7 Regional Managers, 3 Executive Vice Presidents and 303 part-time employees. At the Company's headquarters, in addition to its 3 executive officers, the Company employs 59 people engaged in various support activities such as accounting and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.	Properties

          At December 31, 2000, the Company, owned 100% fee simple interests in, and operated, a total of 222 Properties, consisting of approximately 12.4 million net rentable square feet, situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas.

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

Currently, 216 of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all of the Properties to the "Uncle BoB's" trade name.

                    The table below provides certain information regarding the Company-owned Properties:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/00	Acres	Units	Bldgs.	Floors	Mgr. Apt.	Construction
Alabama				80%
Birmingham I	1990	36,875	Y		2.7	296	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,500	Y		4.7	395	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	74,050	Y		5.0	612	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,110	Y		4.3	406	6	1	Y	Masonry/Steel Roof
Montgomery II	1984	42,405	Y		2.7	287	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,450	Y		2.4	391	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,520	Y		3.3	290	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,100	N		5.6	344	8	1	N	Metal Wall/Metal Roof
Arizona				84%
Gilbert-Elliot Rd.	1995	59,170	Y		3.3	639	8	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,076	Y		4.6	632	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y		1.8	390	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y		1.8	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,405	Y		1.9	397	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,585	Y		2.1	434	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,635	Y		2.0	531	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,480	Y		4.6	932	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	71,585	Y		4.3	709	8	1	Y	Masonry Wall/Metal Roof
Connecticut				85%
New Haven	1985	47,440	Y		3.9	387	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,380	Y		10.0	349	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,235	Y		6.0	322	7	1	N	Steel Bldg./Steel Roof
Florida				85%
Lakeland 1	1985	48,055	Y		3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	146,660	Y		18.7	713	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	43,740	Y		4.0	239	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	53,980	Y		4.0	583	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,992	Y		5.0	453	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	39,882	Y		2.7	295	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,495	Y		2.8	594	3	2	Y	Steel Bldg./Steel Roof
Ft. Lauderdale	1985	101,080	Y		7.6	646	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	45,585	Y		3.2	410	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,144	Y		8.3	748	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	108,411	Y		7.5	948	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	57,805	Y		3.4	510	9	1	Y	Steel Bldg./Steel Roof
Melbourne II	1986	56,035	Y		3.4	614	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	54,035	Y		4.4	482	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	64,641	Y		6.1	515	12	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y		2.7	280	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,445	Y		2.6	319	4	1	Y	Masonry/Steel Roof
Tampa I	1989	60,464	Y		3.3	860	6	1	N	Masonry/Steel Roof
Tampa II	1985	56,468	Y		2.9	758	10	1	N	Masonry/Steel Roof
Tampa III	1988	47,306	Y		2.2	651	14	1	N	Masonry/Steel Roof
Orlando II	1986	134,834	Y		8.5	1,354	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,704	Y		1.1	266	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,078	Y		1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	58,395	Y		4.0	553	10	1	Y	Masonry/Steel Roof
West Palm II	1986	30,981	Y		2.3	370	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,040	Y		2.4	261	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	60,010	Y		4.0	578	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,584	Y		4.5	265	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,500	Y		5.9	788	13	1	Y	Masonry Wall/Shingle Roof
Jacksonville IV	1985	43,500	Y		2.7	479	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	53,975	Y		2.9	513	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	52,704	Y		3.2	502	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,606	Y		2.8	378	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	50,415	Y		3.5	487	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	70,110	Y		4.3	715	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,660	Y		5.3	731	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	20,881	Y		1.3	230	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,226	Y		4.0	718	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,458	Y		7.0	1,171	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	77,217	Y		4.0	911	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	63,837	Y		3.6	811	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	89,527	Y		6.2	1,063	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y		1.9	319	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,917	Y		3.1	710	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,262	N		2.5	681	12	1	Y	Masonry Wall/Metal Roof
Plantation	1982	42,255	N		2.9	500	4	1&2	Y	Masonry Wall/Metal Roof
Georgia				86%
Savannah	1981	59,530	Y		5.4	498	11	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,465	Y		3.9	523	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y		3.9	374	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	56,695	Y		5.3	407	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,615	Y		3.5	310	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,265	Y		4.2	290	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,800	Y		3.6	446	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro VII	1981	39,130	Y		2.5	332	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,791	Y		3.3	431	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,390	Y		4.0	409	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	40,790	Y		3.2	356	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,200	Y		3.5	365	4	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	56,096	Y		4.6	406	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro X	1988	48,195	Y		6.8	422	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	58,940	Y		14.0	520	11	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,365	Y		2.6	462	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	80,700	Y		5.8	549	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	59,450	Y		6.0	447	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,465	Y		4.9	636	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,125	Y		3.3	444	6	1	Y	Masonry Wall/Metal Roof
Louisiana				80%
Baton Rouge-Airline	1982	72,150	Y		2.5	410	12	1	Y	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y		2.8	443	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y		3.2	489	7	1	Y	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y		2.4	435	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,685	Y		2.0	444	3	1	Y	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y		3.1	348	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,735	Y		3.4	598	1	1	N	Metal Wall/Metal Roof
Maine				84%
Westbrook	1988	41,000	Y		5.9	430	7	1	Y	Metal Wall/Metal Roof
Maryland				90%
Salisbury	1979	33,560	Y		3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y		1.9	347	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,859	Y		2.2	533	2	4	Y	Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover	1990	51,738	Y		3.1	673	8	1	Y	Steel Bldg./Steel Roof
Massachusetts				91%
New Bedford	1982	42,118	Y		3.4	372	7	1	Y	Steel Bldg./Steel Roof
Springfield	1986	42,146	Y		4.7	329	5	1	N	Masonry Wall/Shingle Roof
Salem	1979	53,085	Y		2.0	494	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,955	Y		2.0	405	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,315	Y		3.6	439	8	2	N	Masonry Wall/Tar & Gravel Roof
N. Andover	1989	44,275	N		3.0	523	1	3	N	Masonry & Metal Wall/Metal Roof
Michigan				88%
Grand Rapids II	1983	32,300	Y		8.0	296	6	1	N	Masonry & Steel Walls
Holland	1978	58,880	Y		8.3	451	10	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	37,653	Y		5.3	282	8	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,761	Y		16.6	1,681	16	1	Y	Masonry Wall/Metal Roof
Mississippi				89%
Jackson I	1990	42,230	Y		2.0	352	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,835	Y		2.1	310	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,998	Y		1.3	423	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	56,775	Y		5.2	473	13	1	Y	Masonry Wall/Metal Roof
New Hampshire				92%
Salem-Policy	1980	62,775	Y		8.7	546	9	1	Y	Masonry Wall/Metal Roof
New York				90%
Middletown	1988	25,490	Y		2.8	266	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	76,290	Y		5.1	535	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y		2.9	407	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,610	Y		3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	54,635	Y		6.2	438	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	73,120	Y		7.5	703	16	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	54,549	Y		3.6	422	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,756	Y		2.7	495	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	66,490	Y		6.1	642	10	1	Y	Metal Wall/Metal Roof
Monroe	1990	36,240	N		13.3	320	4	1	N	Metal Wall/Metal Roof
North Carolina				80%
Charlotte	1986	37,815	Y		2.9	333	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	90,576	Y		6.2	989	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,230	Y		3.4	422	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y		5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y		2.5	320	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	48,750	Y		5.6	421	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	31,370	Y		2.9	334	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,328	Y		1.0	301	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	9,625	Y		2.5	90	2	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	58,720	Y		2.5	497	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	67,601	Y		5.0	622	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,940	Y		4.7	664	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	50,665	Y		5.0	444	11	1	Y	Metal Wall/Metal Roof
Jacksonville-Gum Branch	1989	62,960	Y		5.0	477	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	43,290	Y		8.4	403	6	1	Y	Masonry Wall/Shingle Roof
Ohio				87%
Youngstown	1980	54,830	Y		5.8	364	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y		6.4	359	9	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	60,890	Y		4.8	453	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,750	Y		3.9	499	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y		3.4	296	12	1	Y	Masonry Wall/Steel Roof
Cleveland III	1986	68,100	Y		3.4	590	12	1	Y	Masonry Wall/Steel Roof
Cleveland IV	1978	65,030	Y		3.5	571	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	74,882	Y		3.1	646	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,120	Y		2.6	377	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,140	Y		4.3	604	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,975	Y		5.7	469	6	1	N	Masonry Wall/Steel Roof
Cleveland IX	1982	54,910	Y		4.4	300	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,642	Y		5.8	372	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y		7.3	497	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y		5.0	545	11	1	N	Masonry Wall/Metal Roof
Batavia	1988	61,810	Y		5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania				89%
Allentown	1983	40,800	Y		6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	38,270	Y		3.0	304	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	48,850	Y		4.1	440	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	58,900	Y		9.2	293	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,250	Y		3.4	509	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,475	Y		4.8	739	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,950	Y		4.1	613	9	1	Y	Masonry Wall/Metal Roof
Rhode Island				89%
East Greenwich	1984	45,680	Y		2.9	407	5	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	25,405	Y		2.0	266	4	1	Y	Metal Wall/Metal Roof
W. Warwick	1986/94	52,351	Y		2.3	487	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,610	Y		3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina				89%
Charleston I	1985	49,714	Y		3.3	408	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,710	Y		3.3	394	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,830	Y		6.0	450	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	41,440	Y		3.5	333	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,770	Y		5.6	453	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y		3.6	350	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y		2.2	331	10	1	Y	Masonry Wall/Steel Roof
Tennessee				79%
Chattanooga-Lee Hwy	1987	37,220	Y		3.3	389	6	1	Y	Masonry Wall/Metal Roof
Chattanooga-Hwy 58	1985	35,660	Y		2.4	310	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,005	Y		5.7	645	16	1	Y	Masonry Wall/Metal Roof
Texas				84%
Arlington I	1987	45,965	Y		2.3	383	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y		3.8	286	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,875	Y		2.4	341	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	49,920	Y		3.9	486	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	40,170	Y		1.9	285	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y		2.6	495	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,120	Y		2.4	392	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	44,640	Y		5.4	419	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	70,180	Y		6.4	563	5	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,871	Y		6.3	531	1	1	Y	Metal Wall/Steel Roof
Houston-College	1995	35,650	Y		1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,659	Y		5.9	1,107	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	103,715	Y		6.7	1,084	8	1&2	N	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y		3.8	793	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,914	Y		3.1	742	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	75,720	Y		4.1	671	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y		8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,589	Y		2.3	599	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,830	Y		3.0	491	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y		3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,780	Y		3.2	499	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,690	Y		5.0	432	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	72,465	Y		7.0	548	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y		4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,120	Y		7.5	499	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	76,632	Y		7.4	553	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,185	Y		7.2	530	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	53,035	N		3.0	412	16	1	Y	Metal Wall/Metal Roof
Seabrook	1996	61,675	Y		4.3	547	5	1	Y	Metal Wall/Metal Roof
Virginia				87%
Newport News I	1988	49,875	Y		3.2	436	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,474	Y		3.2	1,130	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,460	Y		2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,375	Y		2.1	358	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	52,010	Y		2.7	526	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,475	Y		4.7	408	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	47,628	Y		5.3	435	10	1	Y	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	44,150	Y		2.3	377	4	1	Y	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,438	Y		1.5	202	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,598	Y		3.2	345	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	37,200	Y		12.0	337	7	1	Y	Metal Wall/Steel Roof
Danville	1988	49,672	Y		3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,450	Y		3.0	528	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	63,955	Y		4.0	553	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y		2.5	590	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	96,623	Y		5.0	934	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,832	Y		5.2	1,276	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	49,947	Y		5.2	457	7	1	N	Masonry Wall/Metal Roof

               Total for all Properties                           12,421,022                         86%             953          110,094   1,779

Item 3.	Legal Proceedings

          A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow agreement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

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

Quarter 1999	High	Low
1st	25.5000	23.2500
2nd	27.0625	22.3750
3rd	26.4375	22.0000
4th	23.0625	17.5000

2000
1st	20.2500	17.9375
2nd	21.8750	18.8750
3rd	23.0000	18.6250
4th	21.0000	17.8750

          As of March 15, 2001, there were approximately 445 holders of record of the Company's Common Stock.

          The Company has paid quarterly dividends to its shareholders since the Initial Offering. Reflected in the table below are the dividends paid in the last two years.

          For federal income tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2000 represent 80% ordinary income, 11% return of capital, a 5.5% capital gain (20% rate) and a 3.5% capital gain (25% rate).

History of Dividends Declared on Common Stock
1st Quarter, 1999	$0.560 per share
2nd Quarter, 1999	$0.560 per share
3rd Quarter, 1999	$0.570 per share
4th Quarter, 1999	$0.570 per share

1st Quarter, 2000	$0.570 per share
2nd Quarter, 2000	$0.570 per share
3rd Quarter, 2000	$0.580 per share
4th Quarter, 2000	$0.580 per share

Item 6.	Selected Financial Data
	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2000	1999	1998	1997	1996

Operating Data
Total revenues	$ 92,510	$ 84,256	$ 69,360	$ 49,354	$ 33,597
Income before extraordinary item	25,918	25,585	23,897	23,119	15,659
Net income	25,707	25,585	23,540	23,119	15,659
Income per common share before extraordinary item - basic	1.91	1.96	1.94	1.97	1.88
Net income per common share - basic	1.89	1.96	1.91	1.97	1.88
Net income per common share - diluted	1.89	1.96	1.91	1.96	1.87
Dividends declared per common share	2.30	2.26	2.20	2.12	2.05

Balance Sheet Data Investment in storage facilities at cost	$562,721	$556,473	$502,502	$333,036	$220,711
Total assets	547,139	529,719	490,124	327,073	235,415
Total debt	231,223	203,253	190,059	39,559	-
Total liabilities	246,309	218,281	203,439	50,319	8,131
Series B preferred stock	28,585	28,585	-	-	-

Other Data
Net cash provided by operating activities	$ 39,428	$ 41,001	$ 35,151	$ 31,159	$ 20,152
Net cash used in investing activities	(25,274)	(51,335)	(154,367)	(98,765)	(58,760)
Net cash (used in) provided by financing activities	(13,765)	8,382	119,633	53,486	54,563
Funds from operations available to common shareholders (a)	33,874	35,299	33,932	29,487	19,793
(a)

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

When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures; the Company's ability to effectively compete in the industries in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

RESULTS OF OPERATIONS

          YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

          The Company recorded rental revenues of $88.2 million for the year ended December 31, 2000, an increase of $5.8 million or 7% when compared to 1999 rental revenues of $82.4 million. Of this, $3.2 million resulted from the acquisition of 5 stores during 2000 and from having the 1999 acquisitions included for a full year of operations. The additional $2.6 million increase resulted from increased revenues at the 204 core properties considered in same store sales. For this core group, total revenues increased 3.7%, primarily as the result of rental rate increases. Interest and other income increased to $2.1 million in 2000 from $1.2 million in 1999, due to increases in ancillary income from management fees, truck rental and cell towers. A $2.2 million gain was recorded on the sale of 7 stores to a joint venture that is 45% owned by the Company. In 1999, the Company sold 1 store to an unaffiliated entity resulting in a $.65 million gain.

          Property operating and real estate tax expense increased $2.8 million or 11.4% during the period. Of this, $1 million was incurred by the facilities acquired in 2000 and from having the 1999 acquisitions included for a full year of operations. The remaining $1.8 million increase was incurred in the operation of the 204 core properties, including additional advertising of $1 million related to the Company's Flex-a-Space concept in 2000.

          General and administrative expenses increased $0.2 million in 2000. The increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties.

          In 2000, interest expense increased to $17.5 million from $13.9 million as a result of significant increases in interest rates.

          Depreciation and amortization expense increased to $14.3 million from $13.1 million, primarily as a result of the additional depreciation taken on the real estate assets acquired in 2000 and a full year of depreciation on 1999 acquisitions.

          The Company recorded a $.2 million loss in 2000 from its ownership interest in two real estate joint ventures.

          Earnings before interest, depreciation and amortization, minority interest and extraordinary loss increased 9.4% from $54.4 million in 1999 to $59.5 million in 2000 as a result of the aforementioned items.

          A $.2 million extraordinary loss was recorded in 2000 when the Company's credit facility and term note were replaced with a new agreement in November 2000.

          YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

          In 1999, the Company recorded rental revenues of $82.4 million, an increase of $14.2 million or 21% when compared to 1998 rental revenues of $68.2 million. Of this, $11.9 million resulted from the acquisition of 18 stores during 1999 and from having the 1998 acquisitions included for a full year of operations. The additional $2.3 million increase resulted from increased revenues at the 156 core properties considered in same store sales. For this core group, revenues increased 3.9%, primarily as the result of rental rate increases which were slightly offset by an average occupancy decrease of .4% to 86%. Interest and other income increased to $1.2 million in 1999 from $1.1 million in 1998. The Company sold 1 store to an unaffiliated entity resulting in a $.65 million gain.

          Property operating and real estate tax expense increased $4.8 million or 24.8% during the period. Of this, $3.9 million was incurred by the facilities acquired in 1999 and from having the 1998 acquisitions included for a full year of operations, and $0.9 million additional cost was incurred in the operation of the 156 core properties.

          General and administrative expenses increased $0.7 million in 1999. The increase was primarily a result of increased supervisory and accounting costs associated with the operation of an increased number of properties, and the start-up and marketing costs related to Uncle Bob's Flex-a-Space.

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

PRO FORMA YEAR ENDED DECEMBER 31, 2000 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1999

          The following unaudited pro forma information shows the results of operations as though the acquisitions and sales of storage facilities in 2000 and 1999, and the preferred stock offering in 1999 had all occurred as of the beginning of 1999.

	Year Ended December 31,
(Dollars in thousands)	2000	1999
Revenues:
Rental income	$85,917	$83,485
Interest and other income	1,664	1,474
Gain on sale of real estate	-	-
Total revenues	87,581	84,959
Expenses:
Property operations and maintenance	18,839	17,257
Real estate taxes	7,517	7,435
General and administrative	5,786	5,591
Interest	17,464	17,464
Depreciation and amortization	14,331	14,331
Equity in income of joint ventures	(233)	(226)
Total expenses	63,704	61,852
Income before minority interest and extraordinary item	23,877	23,107

Minority interest	(1,558)	(1,489)
Income before extraordinary item	22,319	21,618
Extraordinary loss on extinghishment of debt	(211)	-
Net income	$22,108	$21,618
Series B preferred stock dividend	(2,955)	(2,955)
Net income available to common shareholders	$19,153	$18,663

          Total revenues of $87.6 million in 2000 increased by 3.1% over 1999's revenues of $85.0 million, primarily as a result of rate increases at the stores and increases in other income.

          Operating expenses and real estate taxes in 2000 were $26.4 million, as compared to $24.7 million in 1999, an increase of 7%. The increase was due to advertising spending in 2000 related to the Company's Flex-a-Space initiative and increases in operating costs.

          General and administrative costs were determined by the Company's historical costs incurred in the management of properties.

          Interest expense in both years was determined by applying the 2000 year-end rate and the applicable non-usage fee associated with the Company's credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

          The Company's unsecured credit facility provides availability up to $150 million, of which $124 million was drawn on December 31, 2000. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

          In addition to the credit facility, the Company has two unsecured term notes; one in the amount of $30 million due November 2001 bearing interest at LIBOR plus 1.375% and the other in the a mount of $75 million bearing interest at LIBOR plus 1.75%. This note has a maturity date of November 2003, but can be extended through November 2005 at the Company's option.

          The credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).

          In July 1999 the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The net proceeds of $28.6 million were used to repay a portion of the outstanding balance on the credit facility. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

          During the years 1998 through 2000, there has been a net outflow of capital from the REIT sector, which has depressed prices of common shares of most REITs, including the Company's. While the last quarter of 2000 showed a reverse of this trend, the improvement has not been sufficient to encourage management to plan on issuing equity in the form of common shares. To do so at a share price below net asset value would be dilutive to existing shareholders.

          In 2000, the Company acquired 396,500 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through December 31, 2000 the Company has reacquired 772,000 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

          The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2001. The Company expects to fund its maturing obligations and its future growth through issuance of secured or unsecured term notes, issuance of preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

          During 2000 the Company used borrowings pursuant to the line of credit and term note to acquire 5 Properties comprising 0.2 million square feet from unaffiliated storage operators. These Properties are located in existing markets in Alabama, Florida, Massachusetts, New York, and Texas. In 1999, 18 facilities totaling .9 million square feet were acquired. At December 31, 2000, the Company owned and operated 222 in 21 states and managed 8 others as part of a joint venture agreement.

DISPOSITION OF PROPERTIES

          During 2000 the Company sold 7 Properties for approximately $20 million, recognizing a gain of $2.1 million. The Properties were sold to a joint venture in which the Company retained a 45% interest, and whose properties the Company will manage for an ongoing fee. The Company invested $5 million of the proceeds in the venture to fund its 45% interest, and received a short-term promissory note of approximately $15 million. Upon repayment of the note, the Company will use the proceeds to pay down its outstanding line of credit, freeing up working capital for future acquisition and development.

          The Company will seek to sell additional Properties to similar joint venture programs in 2001.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2000, the Company had no contracts to acquire additional properties.

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

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 95% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2001 may be applied toward the Company's 2000 distribution requirement. As of January 1, 2001, the taxable income distribution requirement for REITs was reduced from 95% to 90%.

          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2000, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          As of December 31, 2000, the Company has two outstanding interest rate cap agreements. Under the first agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Company the rate in excess of 9% multiplied by the $40 million for the outstanding period. Under the second agreement, which is based on a notional amount of $75 million, if the LIBOR rate exceeds 8.25%, the bank pays the Company the rate in excess of 8.25% multiplied by $75 million for the outstanding period.

          Based upon the Company's indebtedness at December 31, 2000, and taking the interest rate cap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $2.3 million.

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

Item 8.	Financial Statements and Supplementary Data

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except share data)	2000	1999
Assets
Investment in storage facilities:
Land	$ 110,874	$ 111,833
Building and equipment	451,847	444,640
	562,721	556,473
Less: accumulated depreciation	(45,253)	(33,453)
Investment in storage facilities, net	517,468	523,020
Cash and cash equivalents	1,421	1,032
Accounts receivable	1,141	1,159
Receivable from related parties	2,007	637
Notes receivable from joint ventures	15,772	-
Investment in joint ventures	4,033	862
Prepaid expenses and other assets	5,297	3,009
Total Assets	$ 547,139	$ 529,719
Liabilities
Line of credit	$124,000	$123,000
Term note	105,000	75,000
Accounts payable and accrued liabilities	4,888	4,696
Deferred revenue	3,221	3,322
Accrued dividends	6,977	7,010
Mortgage payable	2,223	5,253
Total Liabilities	246,309	218,281
Minority interest	23,432	23,582

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,028,687 shares outstanding (12,299,163 at December 31, 1999)	128	127
Additional paid-in capital	283,745	281,284
Unearned restricted stock	(550)	(339)
Dividends in excess of net income	(18,282)	(13,357)
Treasury stock at cost, 772,700 shares (376,200 shares at December 31, 1999)	(16,228)	(8,444)
Total Shareholders' Equity	277,398	287,856

Total Liabilities and Shareholders' Equity	$547,139	$529,719
See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2000	1999	1998

Revenues
Rental income	$ 88,208	$ 82,387	$ 68,231
Interest and other income	2,141	1,217	1,129
Gain on sale of real estate	2,161	652	-
Total revenues	92,510	84,256	69,360

Expenses
Property operations and maintenance	19,329	17,035	13,793
Real estate taxes	7,718	7,238	5,659
General and administrative	5,786	5,571	4,849
Interest	17,497	13,927	9,601
Depreciation and amortization	14,273	13,138	10,303
Equity in losses of joint ventures	177	-	-
Total expenses	64,780	56,909	44,205

Income before minority interest and extraordinary item	27,730	27,347	25,155
Minority interest	(1,812)	(1,762)	(1,258)

Income before extraordinary item	25,918	25,585	23,897
Extraordinary loss on extinguishment of debt	(211)	-	(357)
Net Income	$ 25,707	$ 25,585	$ 23,540

Series B preferred stock dividend	(2,955)	(1,239)	-
Net income available to common shareholders	$ 22,752	$ 24,346	$ 23,540

Per Common Share:
Earnings per common share before extraordinary item - basic	1.91	1.96	1.94
Extraordinary loss	(0.02)	-	(0.03)
Earnings per common share - basic	$ 1.89	$ 1.96	$ 1.91
Earnings per common share - diluted	$ 1.89	$ 1.96	$ 1.91

Dividends declared per common share	$ 2.30	$ 2.26	$ 2.20

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	9.85% Series B Preferred Stock Shares	9.85% Series B Preferred Stock	Common Stock Shares	Common Stock	Additional Pain-in Capital	Unearned Restricted Stock	Dividends in Excess of Net Income	Treasury Stock	Total Equity
(dollars in thousands, except share data)
Balance January 1, 1998	-	$ -	12,221,121	$ 122	$ 269,982	$ (32)	$ (6,161)	$ -	$ 263,911
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	26,543	1	537	-	-	-	538
Issuance of common stock to acquire storage facilities	-	-	109,842	1	3,335	-	-	-	3,336
Exercise of stock options	-	-	15,750	-	362	-	-	-	362
Issuance of restricted stock	-	-	15,200	-	422	(422)	-	-	-
Earned portion of restricted stock	-	-	-	-	-	36	-	-	36
Purchase of treasury shares	-	-	(75,700)	-	-	-	-	(1,990)	(1,990)
Net income	-	-	-	-	-	-	23,540	-	23,540
Dividends	-	-	-	-	-	-	(27,068)	-	(27,068)
Balance December 31, 1998	-	-	12,312,756	124	274,638	(418)	(9,689)	(1,990)	262,665

Net proceeds from issuance of Stock through Dividend Reinvestment and Stock Purchase Plan	-	-	279,157	3	6,432	-	-	-	6,435
Issuance of 9.85% Series B Cumulative Preferred Stock	1,200,000	28,585	-	-	-	-	-	-	28,585
Exercise of stock options	-	-	6,750	-	169	-	-	-	169
Issuance of restricted stock	-	-	1,000	-	23	(23)	-	-	-
Earned portion of restricted stock	-	-	-	-	-	102	-	-	102
Deferred compensation outside directors	-	-	-	-	22	-	-	-	22
Purchase of treasury shares	-	-	(300,500)	-	-	-	-	(6,454)	(6,454)
Net income	-	-	-	-	-	-	25,585	-	25,585
Dividends	-	-	-	-	-	-	(29,253)	-	(29,253)
Balance December 31, 1999	1,200,000	28,585	12,299,163	127	281,284	(339)	(13,357)	(8,444)	287,856

Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	108,949	1	2,063	-	-	-	2,064
Issuance of restricted stock	-	-	17,075	-	348	(348)	-	-	-
Earned portion of restricted stock	-	-	-	-	-	137	-	-	137
Deferred compensation outside directors	-	-	-	-	50	-	-	-	50
Purchase of treasury shares	-	-	(396,500)	-	-	-	-	(7,784)	(7,784)
Net income	-	-	-	-	-	-	25,707	-	25,707
Dividends	-	-	-	-	-	-	(30,632)	-	(30,632)
Balance December 31, 2000	1,200,000	$ 28,585	12,028,687	$ 128	$ 283,745	$ (550)	$ (18,282)	$ (16,228)	$277,398

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2000	1999	1998

Operating Activities
Net income	$ 25,707	$ 25,585	$ 23,540
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	211	-	357
Depreciation and amortization	14,273	13,138	10,303
Gain on sale of real estate	(2,161)	(652)	-
Equity in losses of joint ventures	177	-	-
Minority interest	1,812	1,762	1,258
Restricted stock earned	137	102	36
Changes in assets and liabilities:
Accounts receivable	20	(73)	(812)
Fees receivable from joint ventures	(711)	-	-
Prepaid expenses and other assets	(70)	73	(51)
Accounts payable and other liabilities	203	988	483
Deferred revenue	(170)	78	37

Net cash provided by operating activities	39,428	41,001	35,151

Investing Activities
Additions to storage facilities	(23,390)	(53,090)	(153,367)
Proceeds from sale of real estate	-	2,302	-
Cash investment in joint ventures	(514)	(212)	(650)
Advances to related parties	(1,370)	(287)	(350)
Other assets	-	(48)	-

Net cash used in investing activities	(25,274)	(51,335)	(154,367)

Financing Activities
Net proceeds from sale of common stock	2,064	6,604	900
Net proceeds from sale of preferred stock	-	28,585	-
Proceeds from line of credit	1,000	11,000	76,000
Proceeds from term note	30,000	-	75,000
Financing costs	(3,388)	-	(1,824)
Dividends paid - common stock	(27,710)	(27,899)	(26,772)
Dividends paid - preferred stock	(2,955)	(1,239)	-
Minority interest distributions	(1,962)	(1,936)	(1,181)
Purchase of treasury stock	(7,784)	(6,454)	(1,990)
Redemption of operating partnership units	-	(261)	-
Mortgage principal payments	(3,030)	(18)	(500)

Net cash (used in) provided by financing activities	(13,765)	8,382	119,633
Net increase (decrease) in cash	389	(1,952)	417
Cash at beginning of period	1,032	2,984	2,567
Cash at end of period	$ 1,421	$ 1,032	$ 2,984

	Year Ended December 31,
(dollars in thousands)	2000	1999	1998
Supplemental cash flow information
Cash paid for interest	$ 16,948	$ 13,966	$ 9,024

Note receivable from sale of storage facilities to joint venture	15,000	-	-
Investment in joint venture received as part of sale of storage facilities	2,834	-	-
Storage facilities acquired through issuance of Operating Partnership Units and Common Stock	-	-	14,703
Storage facilities acquired through assumption of mortgage	-	2,212	-
Fair value of net liabilities assumed on the acquisition of storage facilities	83	463	1,458

Dividends declared but unpaid at December 31, 2000, 1999 and 1998 were $6,977, $7,010, and $6,895, respectively.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sovran Self Storage, Inc. - December 31, 2000

1.  ORGANIZATION

          Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2000, the Company owned 222 self-storage properties in 21 states. The Company also manages 8 properties under an agreement with a joint venture that is 45% owned by the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Partnership, and thereby controls the operations of the Operating Partnership holding a 93.38% ownership interest therein as of December 31, 2000. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly-owned Subsidiary. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

Cash and Cash Equivalents: The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2000, 1999, and 1998 were $1.4 million, $.4 million and $.3 million, respectively.

Interest and Other Income: Other income consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies), management fees, and commissions from truck rentals.

Investment in Storage Facilities: Storage facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements which extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2000 and 1999, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Company's financial position or results of operations.

Prepaid Expenses and Other Assets: Included in prepaid expenses and other assets are prepaid expenses and intangible assets. The intangible assets at December 31, 2000, consist primarily of loan acquisition costs of approximately $3,388, net of accumulated amortization of approximately $177; and covenants not to compete of $785, net of accumulated amortization of $728. Loan acquisition costs are amortized over the terms of the related debt; and the covenants are amortized over the contract periods. Amortization expense was $921, $879 and $541 for the periods ended December 31, 2000, 1999 and 1998, respectively.

Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2000, minority interest ownership was 853,037 partnership units or 6.62%.

Income Taxes: The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

Reclassification: Certain amounts from the 1999 financial statements have been reclassified to conform with the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Effect of New Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize as either assets or liabilities in the balance sheet and measure those instruments at fair value. The intended use of the derivatives and its designation as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income.

This new standard must be adopted for year 2001 financial reporting. At December 31, 2000, the Company did not have any material transactions that would require reporting under "Accounting for Derivative Instruments and Hedging Activities."

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

(Amounts in thousands, except per share data)	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
Numerator: Net income available to common shareholders	$ 22,752	$ 24,346	$ 23,540
Denominator Denominator for basic earnings per share - weighted average shares	12,067	12,409	12,294
Effect of Dilutive Securities: Stock options	1	3	38
Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversion	12,068	12,412	12,332
Basic Earnings per Common Share	$ 1.89	$ 1.96	$ 1.91
Diluted Earnings per Common Share	$ 1.89	$ 1.96	$ 1.91

4.  INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2000 and December 31, 1999.

(Dollars in thousands)	2000	1999
Cost:
Beginning balance	$556,473	$502,502
Property acquisitions	11,239	45,811
Improvements and equipment additions	12,228	9,959
Dispositions	(17,219)	(1,799)
Ending balance	$562,721	$556,473
Accumulated Depreciation:
Beginning balance	$ 33,453	$ 21,339
Additions during the year	13,352	12,259
Dispositions	(1,552)	(145)
Ending balance	$ 45,253	$ 33,453

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

          In November 2000, the Company entered into a $255 million unsecured credit facility which replaced in their entirety the Company's $150 million credit facility and $75 million term note. The new facility consists of a $150 million revolving line of credit through November 2003 at LIBOR plus 1.375%, a $75 million term loan through November 2003 (extendable, at the Company's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan through November 2001 at LIBOR plus 1.375%. The weighted average interest rate at December 31, 2000 on the Company's credit facility was approximately 8.2% (7.2% at December 31, 1999). At December 31, 2000, there was $26 million available on the line of credit.

          The Company recorded an extraordinary loss on the extinguishment of debt of $211,000 and $357,000 in 2000 and 1998, representing the unamortized financing costs of credit facilities that were terminated.

          As of December 31, 2000, the Company has two outstanding interest rate cap agreements. Under the first agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Company the rate in excess of 9% multiplied by the $40 million for the outstanding period. Under the second agreement, which is based on a notional amount of $75 million, if the LIBOR rate exceeds 8.25%, the bank pays the Company the rate in excess of 8.25% multiplied by $75 million for the outstanding period.

          The net carrying amount of the Company's debt instruments approximates fair value.

6.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          The following unaudited pro forma information shows the results of operations as though the acquisitions and dispositions of storage facilities in 2000 and 1999, and the preferred stock offering in 1999 had all occurred as of the beginning of 1999.

	Year ended December 31,
(Dollars in thousands, except share data)	2000	1999
Total revenues	$ 87,581	$ 84,959
Total expenses	(63,704)	(61,852)
Minority interest	(1,558)	(1,489)
Income before extraordinary loss	22,319	21,618
Net Income	$ 22,108	$ 21,618
Net income available to common shareholders	$ 19,153	$ 18,663
Earnings per common share before extraordinary loss - basic	$ 1.61	$ 1.55
Earnings per common share - basic	$ 1.59	$ 1.55
Earnings per common share - diluted	$ 1.59	$ 1.55
Common shares used in basic earnings per share calculation	12,028,687	12,028,687

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

7.  STOCK OPTIONS

          The Company accounts for stock-based compensation using the measurement prescribed by APB Opinion No. 25 which does not recognize compensation expense because the number of stock options is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method.

          The Company has established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other employees. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2000, options for 577,550 shares were outstanding under the Plan. The total options available under the Plan (including restricted stock issuances) is 900,000.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2000, options for 61,500 shares were outstanding under the Non-employee Plan.

          The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5% for 2000, 7.0% for 1999 and 5.5% in 1998; dividend yield of 11% for 2000, 10% for 1999, and 8% for 1998; volatility factor of the expected market price of the Company's common stock of .21 for 2000 and 1999, and .19 for 1998. The average fair value of options granted was $.90 in 2000, $1.76 in 1999 and $2.05 in 1998.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2000, 1999 and 1998 follows (in thousands, except for earnings per share information).

	2000	1999	1998
Pro forma net income available to common shareholders	$ 22,642	$ 24,239	$ 23,382
Pro forma earnings per common share - Basic Diluted	$ 1.88 $ 1.88	$ .95 $ 1.95	$ 1.90 $ 1.90

The Company has also issued 35,475 shares of restricted stock to employees which vest over four and five year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $29.19. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2000		1999		1998
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	433,050	$ 25.32	387,600	$ 25.99	295,250	$ 25.36

Granted	212,000	19.19	58,200	27.18	110,350	27.91
Exercised	-	-	(6,750)	23.00	(15,750)	23.00
Forfeited	(6,000)	19.06	(6,000)	30.62	(2,250)	23.00
Outstanding at end of year	639,050	$ 23.67	433,050	$ 25.32	387,600	$ 25.99
Exercisable at end of year	328,743	$ 24.24	305,910	$ 24.27	208,500	$ 24.19

          Exercise prices for options outstanding as of December 31, 2000 ranged from $19.07 to $29.66. The weighted average remaining contractual life of those options is 6.95 years.

8.  RETIREMENT PLAN

          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(K) Plan which was effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages. Total expense to the Company was approximately $60,000, $56,000 and $53,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

10.  INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 8 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

          In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain is deferred as a result of the Company's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment was recorded at $3.1 million. The deferred gain will be amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2000, the Company's share of Locke Sovran I, LLC's loss was $58,000.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2000. The majority of the $1 million investment relates to interest bearing loans made by the Company to the joint venture. For the year ended December 31, 2000, the Company's share of Iskalo Office Holdings, LLC's loss was $119,000.

11.  PREFERRED STOCK

          The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance pursuant to the Shareholder Rights Plan (see note 9), the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the Form 8-K filed December 3, 1996.

          On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Stock is not redeemable until, on, or after July 30, 2004, after which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

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

12.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share data).

2000 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenue	$ 21,798	$ 22,289	$ 23,486	$ 24,937
Income before extraordinary loss	$ 5,814	$ 5,984	$ 6,197	$ 7,923
Net Income	$ 5,814	$ 5,984	$ 6,197	$ 7,712
Net income available to common shareholders	$ 5,075	$ 5,245	$ 5,458	$ 6,974
Net Income Per Common Share (Note 3):
Before extraordinary loss - Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.60
Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.58
Diluted	$ 0.42	$ 0.44	$ 0.46	$ 0.58

1999 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenue	$ 19,451	$ 20,605	$ 22,570	$ 21,630
Net Income	$ 5,855	$ 6,173	$ 7,654	$ 5,903
Net income available to common shareholders	$ 5,855	$ 6,173	$ 7,153	$ 5,165
Net Income Per Common Share (Note 3):
Basic	$ 0.47	$ 0.50	$ 0.57	$ 0.42
Diluted	$ 0.47	$ 0.50	$ 0.57	$ 0.42

13.  COMMITMENTS AND CONTINGENCIES

          The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

14.  LEGAL PROCEEDINGS

          A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. The Company has filed a post-trial motion for judgment as a matter of law and a motion for a new trial. In the event that the relief sought by these motions is not granted, the Company intends to appeal. In view of the indemnification agreement and escrow agreement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company. The receivable from related parties on the balance sheet represents items paid by the Company for certain officers and directors, a majority of which relates to legal costs associated with this lawsuit.

15.  INTERNAL PROPERTY ACQUISITION COSTS

          On March 19, 1998 the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus as to the accounting for internal acquisition costs incurred in connection with real property. The Task Force consensus indicates that internal costs related to the acquisition of operating properties should be expensed as incurred. The Company had previously capitalized such costs and has complied with the consensus prospectively. The amount of such costs capitalized in 1998 (through the date of the pronouncement) was $238,000.

Report of Independent Auditors

The Board of Directors and Shareholders
Sovran Self Storage, Inc.

          We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
February 2, 2001

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Part III
Item 10.	Directors and Executive Officers of the Registrant

          The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance", in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 17, 2001.

Item 11.	Executive Compensation

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 17, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held` on May 17,2001.

Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001.

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
	(i)	Consolidated Balance Sheets for Years Ended December 31, 2000 and 1999.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2000, 1999, and 1998.
	(iii)	Consolidated Statements of Shareholders' Equity for Years Ended December 31, 2000, 1999, and 1998.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2000, 1999, and 1998.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2000 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

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

10.1

Agreement of Limited Partnership of Sovran Acquisition Limited Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form of Registration of Securities of the Partnership on Form 10.).

10.2*	Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Registrant and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Registrant and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Registrant and David L. Rogers

10.6*	Sovran Self Storage, Inc. 1995 Award and Option Plan.

10.7*	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan.

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.9*	Restricted Stock Agreement between the Registrant and David L. Rogers.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*	Form of Pledge Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.12*	Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.

10.14*	Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.15*	Form of Facilities Services Agreement between the Registrant and Williamsville Properties, Inc.

10.16	Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein.

10.17	Sovran Self Storage, Inc. Deferred Compensation Plan for Directors. Incorporated by reference to Appendix A to Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

12.1	Statement Re: Computation of Earnings to Fixed Charges

21	Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23	Consent of Independent Auditors.
*	Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
(b) Reports on Form 8-K: None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 30, 2001
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ John Burns John Burns	Director	March 30, 2001
/s/ Michael A. Elia Michael A. Elia	Director	March 30, 2001
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 30, 2001
/s/ Charles E. Lannon Charles E. Lannon	Director	March 30, 2001

Sovran Self Storage, Inc.

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2000
	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA	$ 363	$ 1,679	$ 147	$ 363	$ 1,826	$ 2,189	$ 259	6/26/95
Boston-Metro II	MA	680	1,616	123	680	1,739	2,419	243	6/26/95
E. Providence	RI	345	1,268	120	345	1,388	1,733	197	6/26/95
Charleston I	SC	416	1,516	138	416	1,654	2,070	251	6/26/95
Lakeland I	FL	397	1,424	120	397	1,544	1,941	219	6/26/95
Charlotte	NC	308	1,102	172	308	1,274	1,582	168	6/26/95
Tallahassee I	FL	770	2,734	1,277	770	4,011	4,781	459	6/26/95
Youngstown	OH	239	1,110	186	239	1,296	1,535	200	6/26/95
Cleveland-Metro I	OH	179	836	308	179	1,144	1,323	146	6/26/95
Cleveland-Metro II	OH	701	1,659	112	701	1,771	2,472	261	6/26/95
Tallahassee II	FL	204	734	209	204	943	1,147	131	6/26/95
Pt. St. Lucie	FL	395	1,501	194	395	1,695	2,090	265	6/26/95
Deltona	FL	483	1,752	321	483	2,073	2,556	284	6/26/95
Middletown	NY	224	808	457	224	1,265	1,489	151	6/26/95
Buffalo I	NY	423	1,531	771	497	2,228	2,725	306	6/26/95
Rochester I	NY	395	1,404	75	395	1,479	1,874	202	6/26/95
Salisbury	MD	164	760	211	164	971	1,135	126	6/26/95
New Bedford	MA	367	1,325	204	367	1,529	1,896	223	6/26/95
Fayetteville	NC	853	3,057	119	853	3,176	4,029	443	6/26/95
Allentown	PA	199	921	785	203	1,702	1,905	173	6/26/95
Jacksonville I	FL	152	728	202	152	930	1,082	150	6/26/95
Columbia I	SC	268	1,248	47	268	1,295	1,563	187	6/26/95
Rochester II	NY	230	847	154	234	997	1,231	140	6/26/95
Savannah I	GA	463	1,684	322	463	2,006	2,469	268	6/26/95
Greensboro	NC	444	1,613	153	444	1,766	2,210	249	6/26/95
Raleigh I	NC	649	2,329	174	649	2,503	3,152	344	6/26/95
New Haven	CT	387	1,402	358	387	1,760	2,147	220	6/26/95
Atlanta-Metro I	GA	844	2,021	274	844	2,295	3,139	316	6/26/95
Atlanta-Metro II	GA	302	1,103	131	303	1,233	1,536	192	6/26/95
Buffalo II	NY	315	745	186	315	931	1,246	131	6/26/95
Raleigh II	NC	321	1,150	214	321	1,364	1,685	190	6/26/95
Columbia II	SC	361	1,331	106	374	1,424	1,798	220	6/26/95
Columbia III	SC	189	719	144	189	863	1,052	140	6/26/95
Columbia IV	SC	488	1,188	180	488	1,368	1,856	209	6/26/95
Atlanta-Metro III	GA	430	1,579	140	430	1,719	2,149	264	6/26/95
Orlando I	FL	513	1,930	181	513	2,111	2,624	317	6/26/95
Spartanburg	SC	331	1,209	108	331	1,317	1,648	187	6/26/95
Sharon	PA	194	912	224	194	1,136	1,330	162	6/26/95
Ft. Lauderdale	FL	1,503	3,619	241	1,503	3,860	5,363	558	6/26/95
West Palm I	FL	398	1,035	94	398	1,129	1,527	184	6/26/95
Atlanta-Metro IV	GA	423	1,015	149	424	1,163	1,587	172	6/26/95
Atlanta-Metro V	GA	483	1,166	119	483	1,285	1,768	191	6/26/95
Atlanta-Metro VI	GA	308	1,116	193	308	1,309	1,617	212	6/26/95
Atlanta-Metro VII	GA	170	786	125	174	907	1,081	144	6/26/95
Atlanta-Metro VIII	GA	413	999	280	413	1,279	1,692	194	6/26/95
Baltimore I	MD	154	555	115	154	670	824	101	6/26/95
Baltimore II	MD	479	1,742	468	479	2,210	2,689	286	6/26/95
Augusta I	GA	357	1,296	116	357	1,412	1,769	198	6/26/95
Macon I	GA	231	1,081	77	231	1,158	1,389	175	6/26/95
Melbourne I	FL	883	2,104	1,148	883	3,252	4,135	388	6/26/95
Newport News	VA	316	1,471	205	316	1,676	1,992	252	6/26/95
Pensacola I	FL	632	2,962	270	651	3,213	3,864	473	6/26/95
Augusta II	GA	315	1,139	147	315	1,286	1,601	187	6/26/95
Hartford-Metro I	CT	715	1,695	379	715	2,074	2,789	259	6/26/95
Atlanta-Metro IX	GA	304	1,118	358	304	1,476	1,780	196	6/26/95
Alexandria	VA	1,375	3,220	179	1,375	3,399	4,774	465	6/26/95
Pensacola II	FL	244	901	143	244	1,044	1,288	182	6/26/95
Melbourne II	FL	834	2,066	122	834	2,188	3,022	361	6/26/95
Hartford-Metro II	CT	234	861	70	234	931	1,165	132	6/26/95
Atlanta-Metro X	GA	256	1,244	87	256	1,331	1,587	208	6/26/95
Norfolk I	VA	313	1,462	383	313	1,845	2,158	226	6/26/95
Norfolk II	VA	278	1,004	172	278	1,176	1,454	189	6/26/95
Birmingham I	AL	307	1,415	155	307	1,570	1,877	211	6/26/95
Birmingham II	AL	730	1,725	218	730	1,943	2,673	262	6/26/95
Montgomery I	AL	863	2,041	131	863	2,172	3,035	312	6/26/95
Jacksonville II	FL	326	1,515	140	326	1,655	1,981	237	6/26/95
Pensacola II	FL	369	1,358	239	369	1,597	1,966	254	6/26/95
Pensacola IV	FL	244	1,128	120	244	1,248	1,492	199	6/26/95
Pensacola V	FL	226	1,046	220	226	1,266	1,492	200	6/26/95
Tampa I	FL	1,088	2,597	259	1,088	2,856	3,944	423	6/26/95
Tampa II	FL	526	1,958	240	526	2,198	2,724	359	6/26/95
Tampa III	FL	672	2,439	220	672	2,659	3,331	396	6/26/95
Jackson I	MS	343	1,580	173	343	1,753	2,096	263	6/26/95
Jackson II	MS	209	964	261	209	1,225	1,434	181	6/26/95
Richmond	VA	443	1,602	176	443	1,778	2,221	267	8/25/95
Orlando II	FL	1,161	2,755	227	1,162	2,981	4,143	425	9/29/95
Birmingham III	AL	424	1,506	366	424	1,872	2,296	263	1/16/96
Macon II	GA	431	1,567	73	431	1,640	2,071	216	12/1/95
Harrisburg I	PA	360	1,641	162	360	1,803	2,163	255	12/29/95
Harrisburg II	PA	627	2,224	209	636	2,424	3,060	328	12/29/95
Syracuse I	NY	470	1,712	134	472	1,844	2,316	240	12/27/95
Ft. Myers	FL	205	912	87	206	998	1,204	182	12/28/95
Ft. Myers II	FL	412	1,703	204	413	1,906	2,319	331	12/28/95
Newport News II	VA	442	1,592	87	442	1,679	2,121	215	1/5/96
Montgomery II	AL	353	1,299	98	353	1,397	1,750	190	1/23/96
Charlestown II	SC	237	858	157	232	1,020	1,252	129	3/1/96
Tampa IV	FL	766	1,800	172	766	1,972	2,738	234	3/28/96
Arlington I	TX	442	1,767	142	442	1,909	2,351	223	3/29/96
Arlington II	TX	408	1,662	222	408	1,884	2,292	266	3/29/96
Ft. Worth	TX	328	1,324	84	328	1,408	1,736	173	3/29/96
San Antonio I	TX	436	1,759	164	436	1,923	2,359	250	3/29/96
San Antonio II	TX	289	1,161	129	289	1,290	1,579	174	3/29/96
Syracuse II	NY	481	1,559	496	671	1,865	2,536	214	6/5/96
Montgomery III	AL	279	1,014	129	279	1,143	1,422	151	5/21/96
West Palm II	FL	345	1,262	108	345	1,370	1,715	170	5/29/96
Ft. Myers III	FL	229	884	67	229	951	1,180	120	5/29/96
Pittsburgh	PA	545	1,940	98	545	2,038	2,583	237	6/19/96
Lakeland II	FL	359	1,287	784	359	2,071	2,430	198	6/26/96
Springfield	MA	251	917	374	297	1,245	1,542	175	6/28/96
Ft. Myers IV	FL	344	1,254	131	344	1,385	1,729	167	6/28/96
Baltimore III	MD	777	2,770	91	777	2,861	3,638	321	7/26/96
Jacksonville III	FL	568	2,028	562	568	2,590	3,158	276	8/23/96
Jacksonville IV	FL	436	1,635	100	436	1,735	2,171	228	8/26/96
Pittsburgh II	PA	627	2,257	617	631	2,870	3,501	303	8/28/96
Jacksonville V	FL	535	2,033	78	538	2,108	2,646	277	8/30/96
Charlotte II	NC	487	1,754	41	487	1,795	2,282	197	9/16/96
Charlotte III	NC	315	1,131	71	315	1,202	1,517	131	9/16/96
Orlando III	FL	314	1,113	293	314	1,406	1,720	157	10/30/96
Rochester III	NY	704	2,496	143	708	2,635	3,343	258	12/20/96
Youngstown II	OH	600	2,142	71	600	2,213	2,813	226	1/10/97
Akron	OH	413	1,478	86	413	1,564	1,977	155	1/10/97
Cleveland III	OH	751	2,676	340	751	3,016	3,767	301	1/10/97
Cleveland IV	OH	725	2,586	326	725	2,912	3,637	311	1/10/97
Cleveland V	OH	637	2,918	495	637	3,413	4,050	339	1/10/97
Cleveland VI	OH	495	1,781	296	495	2,077	2,572	213	1/10/97
Cleveland VII	OH	761	2,714	451	761	3,165	3,926	338	1/10/97
Cleveland VIII	OH	418	1,921	571	418	2,492	2,910	269	1/10/97
Cleveland IX	OH	606	2,164	159	606	2,323	2,929	234	1/10/97
Grand Rapids II	MI	219	790	481	219	1,271	1,490	117	1/17/97
Holland	MI	451	1,830	421	451	2,251	2,702	254	1/17/97
San Antonio III	TX	474	1,686	113	474	1,799	2,273	180	1/30/97
Universal	TX	346	1,236	56	346	1,292	1,638	130	1/30/97
San Antonio IV	TX	432	1,560	62	432	1,622	2,054	171	1/30/97
Houston-Eastex	TX	634	2,565	55	634	2,620	3,254	252	3/26/97
Houston-Nederland	TX	566	2,279	99	566	2,378	2,944	225	3/26/97
Houston-College	TX	293	1,357	158	293	1,515	1,808	140	3/26/97
Lynchburg-Lakeside	VA	335	1,342	127	335	1,469	1,804	168	3/31/97
Lynchburg-Timberlake	VA	328	1,315	233	328	1,548	1,876	163	3/31/97
Lynchburg-Amherst	VA	155	710	150	152	863	1,015	97	3/31/97
Christiansburg	VA	245	1,120	102	245	1,222	1,467	115	3/31/97
Chesapeake	VA	260	1,043	188	260	1,231	1,491	114	3/31/97
Danville	VA	326	1,488	32	326	1,520	1,846	145	3/31/97
Orlando-W 25th St.	FL	289	1,160	84	289	1,244	1,533	121	3/31/97
Delray I-Mini	FL	491	1,756	352	491	2,108	2,599	200	4/11/97
Savannah II	GA	296	1,196	111	296	1,307	1,603	128	5/8/97
Delray II-Safeway	FL	921	3,282	129	921	3,411	4,332	312	5/21/97
Cleveland X-Avon	OH	301	1,214	201	303	1,413	1,716	132	6/4/97
Dallas-Skillman	TX	960	3,847	430	960	4,277	5,237	453	6/30/97
Dallas-Centennial	TX	965	3,864	402	943	4,288	5,231	441	6/30/97
Dallas-Samuell	TX	570	2,285	343	570	2,628	3,198	284	6/30/97
Dallas-Hargrove	TX	370	1,486	228	370	1,714	2,084	204	6/30/97
Houston-Antione	TX	515	2,074	240	515	2,314	2,829	244	6/30/97
Atlanta-Alpharetta	GA	1,033	3,753	134	1,033	3,887	4,920	379	7/24/97
Atlanta-Marietta	GA	769	2,788	29	769	2,817	3,586	252	7/24/97
Atlanta-Doraville	GA	735	3,429	48	735	3,477	4,212	307	8/21/97
Greensboro-Hilltop	NC	268	1,097	56	268	1,153	1,421	103	9/25/97
GreensboroStgCch	NC	89	376	231	89	607	696	42	9/25/97
Baton Rouge-Airline	LA	396	1,831	168	396	1,999	2,395	194	10/9/97
Baton Rouge-Airline2	LA	282	1,303	90	282	1,393	1,675	138	11/21/97
Harrisburg-Peiffers	PA	635	2,550	65	637	2,613	3,250	205	12/3/97
Chesapeake-Military	VA	542	2,210	101	542	2,311	2,853	173	2/5/98
Chesapeake-Volvo	VA	620	2,532	121	620	2,653	3,273	201	2/5/98
Virginia Beach Shell	VA	540	2,211	68	540	2,279	2,819	176	2/5/98
Virginia Beach Central	VA	864	3,994	260	864	4,254	5,118	310	2/5/98
Norfolk-Naval Base	VA	1,243	5,019	117	1,243	5,136	6,379	381	2/5/98
Tampa-E. Hillsborough	FL	709	3,235	279	709	3,514	4,223	332	2/4/98
Harriman	NY	843	3,394	66	843	3,460	4,303	256	2/4/98
Greenboro-High Point	NC	397	1,834	175	397	2,009	2,406	152	2/10/98
Lynchburg-Timberlake	VA	488	1,746	84	488	1,830	2,318	132	2/18/98
Salem	MA	733	2,941	427	733	3,368	4,101	241	3/3/98
Chattanooga-Lee Hwy.	TN	384	1,371	115	384	1,486	1,870	125	3/27/98
Chattanooga-Hwy. 58	TN	296	1,198	397	296	1,595	1,891	102	3/27/98
Ft. Oglethorpe	GA	349	1,250	45	349	1,295	1,644	95	3/27/98
Birmingham-Walt	AL	544	1,942	349	544	2,291	2,835	187	3/27/98
East Greenwich	RI	702	2,821	146	702	2,967	3,669	205	3/26/98
Durham-Hillborough	NC	775	3,103	107	775	3,210	3,985	226	4/9/98
Durham-Cornwallis	NC	940	3,763	107	940	3,870	4,810	266	4/9/98
Hendersonville	TN	1,050	4,203	36	1,050	4,239	5,289	294	4/9/98
Salem-Policy	NH	742	2,977	14	742	2,991	3,733	208	4/7/98
Warrem-Elm	OH	522	1,864	119	522	1,983	2,505	148	4/22/98
Warren-Youngstown	OH	512	1,829	20	512	1,849	2,361	125	4/22/98
Waterford-Highland	MI	1,487	5,306	350	1,487	5,656	7,143	378	4/28/98
Indian Harbor	FL	662	2,654	106	662	2,760	3,422	181	6/2/98
Jackson 3 - I55	MS	744	3,021	41	744	3,062	3,806	214	5/13/98
Katy-N. Fry	TX	419	1,524	45	419	1,569	1,988	108	5/20/98
Hollywood-Sheridan	FL	1,208	4,854	45	1,208	4,899	6,107	312	7/1/98
Pompano Beach - Atlantic	FL	944	3,803	93	944	3,896	4,840	247	7/1/98
Pompano Beach - Sample	FL	903	3,643	53	903	3,696	4,599	237	7/1/98
Boca Raton-18th St.	FL	1,503	6,059	184	1,503	6,243	7,746	394	7/1/98
Vero Beach	FL	489	1,813	35	489	1,848	2,337	133	6/12/98
Humble	TX	447	1,790	209	447	1,999	2,446	118	6/16/98
Houston-Old Katy	TX	659	2,680	25	659	2,705	3,364	178	6/19/98
Webster	TX	635	2,302	25	635	2,327	2,962	154	6/19/98
Carrollton	TX	548	1,988	37	548	2,025	2,573	135	6/19/98
Hollywood-N. 21st.	FL	840	3,373	67	840	3,440	4,280	211	8/3/98
San Marcos	TX	324	1,493	67	324	1,560	1,884	101	6/30/98
Austin-McNeil	TX	492	1,995	91	510	2,068	2,578	135	6/30/98
Austin-FM	TX	484	1,951	93	481	2,047	2,528	133	6/30/98
Jacksonville-Center	NC	327	1,329	30	327	1,359	1,686	85	8/6/98
Jacksonville-Gum Branch	NC	508	1,815	85	508	1,900	2,408	115	8/17/98
Jacksonville-N. Marine	NC	216	782	264	216	1,046	1,262	73	9/24/98
Euless	TX	550	1,998	78	550	2,076	2,626	122	9/29/98
N. Richland Hills	TX	670	2,407	18	670	2,425	3,095	141	10/9/98
Batavia	OH	390	1,570	40	390	1,610	2,000	87	11/19/98
Jackson-N. West	MS	460	1,642	197	460	1,839	2,299	134	12/1/98
Katy-Franz	TX	507	2,058	20	507	2,078	2,585	113	12/15/98
W. Warwick	RI	447	1,776	508	447	2,284	2,731	93	2/2/99
Lafayette-Pinhook 1	LA	556	1,951	430	556	2,381	2,937	147	2/17/99
Lafayette-Pinhook 2	LA	708	2,860	93	708	2,953	3,661	141	2/17/99
Lafayette-Ambassador	LA	314	1,095	363	314	1,458	1,772	91	2/17/99
Lafayette-Evangeline	LA	188	652	482	188	1,134	1,322	57	2/17/99
Lafayette-Guilbeau	LA	963	3,896	84	963	3,980	4,943	189	2/17/99
Gilbert-Elliott Rd.	AZ	651	2,600	227	772	2,706	3,478	109	5/18/99
Glendale-59th Ave.	AZ	565	2,596	87	565	2,683	3,248	109	5/18/99
Mesa-Baseline	AZ	330	1,309	70	330	1,379	1,709	57	5/18/99
Mesa-E. Broadway	AZ	339	1,346	81	339	1,427	1,766	58	5/18/99
Mesa-W. Broadway	AZ	291	1,026	61	292	1,086	1,378	45	5/18/99
Mesa-Greenfield	AZ	354	1,405	94	355	1,498	1,853	60	5/18/99
Phoenix-Camelback	AZ	453	1,610	68	453	1,678	2,131	70	5/18/99
Phoenix-Bell	AZ	872	3,476	230	872	3,706	4,578	159	5/18/99
Phoenix-35th Ave.	AZ	849	3,401	137	849	3,538	4,387	140	5/21/99
Westbrook	ME	410	1,626	277	410	1,903	2,313	67	8/2/99
Cocoa	FL	667	2,373	237	667	2,610	3,277	89	9/29/99
Cedar Hill	TX	335	1,521	27	336	1,547	1,883	49	11/9/99
Monroe	NY	276	1,312	8	277	1,319	1,596	33	2/2/00
N. Andover	MA	633	2,573	10	634	2,582	3,216	62	2/15/00
Seabrook	TX	633	2,617	40	634	2,656	3,290	60	3/1/00
Plantation	FL	384	1,422	12	385	1,433	1,818	25	5/2/00
Birmingham-Bessemer	AL	254	1,059	10	255	1,068	1,323	4	11/15/00
Corporate Office	NY	0	68	1,482	0	1,550	1,550	205	1/1/95
		$110,375	$408,925	$ 43,421	$110,874	$451,847	$562,721	$ 45,253

	December 31, 2000		December 31, 1999		December 31, 1998
Cost:
Balance at beginning of period		$ 556,473		$ 502,502		$ 333,036
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 11,239 12,228		$ - 45,811 9,959		$ - 157,080 12,940
		23,467		55,770		170,020
Deductions during period: Cost of real estate sold	(17,219)	(17,219)	(1,799)	(1,799)	(554)	(554)

Balance at close of period		$562,721		$556,473		$502,502

Accumulated Depreciation:
Balance at beginning of period		$ 33,453		$ 21,339		$ 11,639
Additions during period: Depreciation expense	$ 13,352	13,352	$ 12,259	12,259	$ 9,762	9,762

Deductions during period:
Accumulated depreciation of real estate sold	(1,552)	(1,552)	(145)	(145)	(62)	(62)
Balance at close of period		$ 45,253		$ 33,453		$ 21,339

Exhibit 10.16

[EXECUTION COPY]

REVOLVING CREDIT AND TERM LOAN AGREEMENT

among

SOVRAN SELF STORAGE, INC. AND
SOVRAN ACQUISITION LIMITED PARTNERSHIP

and

FLEET NATIONAL BANK

and

OTHER LENDERS WHICH ARE OR MAY BECOME
PARTIES TO THIS CREDIT AGREEMENT

and

FLEET NATIONAL BANK,
AS ADMINISTRATIVE AGENT

with
FLEET NATIONAL BANK,
AS LOAN ARRANGER

PNC BANK, NATIONAL ASSOCIATION
as syndication agent

FIRST UNION NATIONAL BANK,
as documentation agent

MANUFACTURERS & TRADERS TRUST CO.

and

citizens bank OF RhoDE Island,
as co-agents

Dated as of November 7, 2000

TABLE OF CONTENTS

Section	Page

Section 1.	DEFINITIONS AND RULES OF INTERPRETATION	1

Section 1.1.	Definitions	1
Section 1.2.	Rules of Interpretation	26

Section 2.	THE REVOLVING CREDIT FACILITY	27

Section 2.1.	Commitment to Lend	27
Section 2.2.	[Intentionally Omitted]	27
Section 2.3.	The Revolving Credit Notes	27
Section 2.4.	Interest on Revolving Credit Loans; Fees	28
Section 2.5.	Requests for Revolving Credit Loans	29
Section 2.6.	Conversion Options	31
Section 2.7.	Funds for Revolving Credit Loans	32
Section 2.8.	Repayment of the Revolving Credit Loans at Maturity	33
Section 2.9.	Optional Repayments of Revolving Credit Loans	34
Section 2.10.	Mandatory Repayments of Revolving Credit Loans	34

Section 3.	THE TERM LOAN FACILITIES	34

Section 3.1.	Commitment to Lend	35
Section 3.2.	The Term A Notes	35
Section 3.3.	The Term B Notes	35
Section 3.4.	Interest on Term Loans	36
Section 3.5.	Conversion Options	36
Section 3.6.	Mandatory Repayment of Term A Loan	37
Section 3.7.	Repaymenet of the Term A Loan at Maturity	37
Section 3.8.	Repayment of the Term B Loan at Maturity; Term B Loan Extension of Maturity Date and Amortization	37
Section 3.9.	Optional Repayments of Term Loan	38

Section 4.	CERTAIN GENERAL PROVISIONS	32

Section 4.1.	Fees	32
Secton 4.2	Funds for Payments	32
Section 4.3.	Computations	34
Section 4.4.	Inability to Determine LIBOR Rate	34
Section 4.5.	Illegality	34
Section 4.6.	Additional Costs, Etc.	35
Section 4.7.	Capital Adequacy	36
Section 4.8.	Certificate	37
Section 4.9.	Indemnity	37
Section 4.10.	Interest During Event of Default; Late Charges	37
Section 4.11.	Concerning Joint and Several Liability of the Borrowers	37
Section 4.12.	Interest Limitations	39
Section 4.13.	Replacement of Lenders	40

Section 5.	GUARANTIES	40

Section 6.	REPRESENTATIONS AND WARRANTIES	40

Section 6.1.	Authority; Etc.	41
Section 6.2.	Governmental Approvals	43
Section 6.3.	Title to Properties; Leases	43
Section 6.4.	Financial Statements	44
Section 6.5.	Fiscal Year	44
Section 6.6.	Franchises, Patents, Copyrights, Etc.	44
Section 6.7.	Litigation	44
Section 6.8.	No Materially Adverse Contracts, Etc.	45
Section 6.9.	Compliance With Other Instruments, Laws, Etc.	45
Section 6.10.	Tax Status	45
Section 6.11.	No Event of Default; No Materially Adverse Changes	46
Section 6.12.	Investment Company Acts	46
Section 6.13.	Absence of UCC Financing Statemetns, Etc.	46
Sectoin 6.14.	Absence of Liens	46
Section 6.15.	Certain Transactions	46
Sectoin 6.16.	Employee Benefit Plans	47
	Section 6.16.1. In General	47
	Section 6.16.2. Terminability of Welfare Plans	47
	Section 6.12.3. Guaranteed Pension Plans	47
	Section 6.12.4. Multiemployer Plans	48
Section 6.17.	Regulations U and X	48
Section 6.18.	Environmental Compliance	48
Section 6.19.	Subsidiaries	50
Section 6.20.	Loan Documents	50
Section 6.21.	REIT Status	50
Section 6.22.	Subsequent Guarantors	50
Section 6.23.	Trading Status	50
Section 6.24.	Title Policies	50

Section 7.	AFFIRMATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS	50

Section 7.1.	Punctual Payment	50
Section 7.2.	Maintenance of Office	51
Section 7.3.	Records and Accounts	51
Section 7.4.	Financial Statements, Certificates and Information	51
Section 7.5.	Notices	53
Section 7.6.	Existence of SALP, Holdings and Subsidiary Guarantors; Maintenance of Properties	55
Section 7.7.	Existence of Sovran; Maintenance of REILT Status of Sovran; Maintenance of Properties	56
Section 7.8.	Insurance	57
Section 7.9.	Taxes	57
Section 7.10.	Inspection of Properties and Books	57
Section 7.11.	Compliance with Laws, Contracts, Licenses, and Permits	58
Section 7.12.	Use of Proceeds	58
Section 7.13.	Acquisition of Unencumbered Properties	58
Section 7.14.	Additional Guarantors; Solvency of Guarantors	59
Section 7.15.	Further Assurances	59
Section 7.16.	Form of Lease	59
Section 7.17.	Environmental Indemnification	59
Section 7.18.	Response Actions	60
Section 7.19.	Environmental Assessments	60
Section 7.20.	Employee Benefit Plans	60
Section 7.21.	No Amendments to Certain Documents	61
Section 7.22.	Exclusive Credit Facility	61
Section 7.23.	Management	61

Section 8.	CERTAIN NEGATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS	61

Section 8.1.	Restrictions on Indebtedness	62
Section 8.2.	Restrictions on Liens, Etc.	63
Section 8.3.	Restrictions on Investments	64
Section 8.4.	Merger, Consolidation and Disposition of Assets	66
Section 8.5.	Sale and Leaseback	67
Section 8.6.	Compliance with Environmental Laws	67
Section 8.7.	Distributions	67
Section 8.8.	Employee Benefit Plans	68
Section 8.9.	Fiscal Year	68
Section 8.10.	Amsdell Litigation	69
Section 8.11	Negative Peldge	69

Section 9.	FINANCIAL COVENANTS OF THE BORROWERS	69

Section 9.1.	Leverage Ratio	69
Section 9.2.	Secured Indebtedness	69
Section 9.3.	Tangible Net Worth	59
Section 9.4.	Debt Service Coverages	69
Section 9.5.	Unimproved Land	70
Section 9.6.	Construction-in-Process	70
Section 9.7.	Promissory Notes	70
Section 9.8.	Unimproved Land, Construction-in-Process and Notes	70
Section 9.9.	Joint Venture Ownership Interest	70
Section 9.10.	Unhedged Variable Rate Debt	70
Section 9.11.	Unsecured Indebtedness	70
Section 9.12.	Unencumbered Property Debt Service Coverage	70
Section 9.13.	Covenant Calculations	70

Section 10.	CONDITIONS TO THE CLOSING DATE	71

Section 10.1	Loan Documents	72
Section 10.2	Certified Copies of Organization Documents	72
Section 10.3.	By-laws; Resolutions	72
Section 10.4.	Incumbency Certificate; Authorized Signers	72
Section 10.5.	Title Policies	72
Section 10.6.	Certificates of Insurance	72
Section 10.7.	Environmental Site Assessments	72
Section 10.8.	Opinion of Counsel Concerning Organization and Loan Documents	73
Section 10.9.	Tax and Securities Law Compliance	73
Section 10.10.	Guaranties	73
Section 10.11.	Certifications from Government Officials; UCC-11 Reports	73
Section 10.12.	Proceedings and Documents	73
Section 10.13.	Fees	73
Section 10.14.	Compliance Certificate	73
Section 10.15.	Existing Indebtedness	74
Section 10.16.	Subsequent Guarantors	74

Sectoin 11.	CONDITIONS TO ALL BORROWINGS	74

Section 12.	EVENTS OF DEFAULT; ACCELERATION; ETC.	74

Section 12.1	Events of Default and Acceleration	74
Section 12.2	Termination of Commitments	77
Section 12.3.	Remedies	78
Section 12.4.	Distribution of Proceeds	78

Section 13.	SETOFF	79

Section 14.	THE AGENTS	79

Section 14.1.	Authorization	79
Section 14.2.	Employees and Agents	80
Section 14.3.	No Liability	80
Section 14.4.	No Representations	80
Section 14.5.	Payments	81
Section 14.6.	Holders of Notes	82
Section 14.7.	Indemnity	82
Section 14.8.	Agents as Lenders	82
Section 14.9.	Notification of Defaults and Events of Default	82
Section 14.10.	Duties in the Case of Enforcement	82
Section 14.11.	Successor Agents	83
Section 14.12.	Notices	83

Section 15.	EXPENSES	83

Section 16.	INDEMNIFICATION	84

Section 17.	SURVIVAL OF COVENANTS, ETC.	85

Section 18.	ASSIGNMENT; PARTICIPATIONS; ETC.	85

Section 18.1.	Conditions to Assignment by Lenders	85
Section 18.2.	Certain Representations and Warranties; Limitations; Covenants	86
Section 18.3.	Register	87
Section 18.4.	New Revolving Credit Note	87
Section 18.5.	Participations	87
Section 18.6.	Pledge by Lender	88
Section 18.7.	No Assignment by Borrowers	88
Section 18.8.	Disclosure	88
Section 18.9.	Syndication	88

Section 19.	NOTICES, ETC.	88

Section 20.	GOVERNING LAW; CONSENT TO JURISDICTION AND SERVICE	89

Section 21.	HEADINGS	90

Section 22.	COUNTERPARTS	90

Section 23.	ENTIRE AGREEMENT, ETC.	90

Section 24.	WAIVER OF JURY TRIAL AND CERTAIN DAMAGE CLAIMS	90

Section 25.	CONSENTS, AMENDMENTS, WAIVERS, ETC.	91

Section 26.	SEVERABILITY	92

EXHIBITS

A-1	Form of Revolving Credit Note
A-2	Form of Term A Loan Note
A-3	Form of Term B Loan Note
B	Form of Subsidiary Guaranty
C	Form of Revolving Credit Loan Request
D	Forms of Compliance Certificate
E	Form of Assignment and Assumption Agreement
F	Form of Notice of Continuation/Conversion

Schedules to Revolving Credit Agreement

SCHEDULE 1.2	Lenders' Commitments
SCHEDULE 6.1(b)	Sovran Acquisition Limted Partnership
SCHEDULE 6.3	Partially Owned Real Estate Companies
SCHEDULE 6.7	Litigation
SCHEDULE 6.15	Certain Transactions
SCHEDULE 6.18	Environmental Matters
SCHEDULE 6.19	Subsidiaries
SCHEDULE 6.24	Changes to Title Policies
SCHEDULE 7.16	Form of Lease
SCHEDULE 8.3(d)	Existing Investments

REVOLVING CREDIT AND TERM LOAN AGREEMENT

     This REVOLVING CREDIT AND TERM LOAN AGREEMENT is made as of the 7th day of November, 2000, by and among SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran") and SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP", and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), each with a principal place of business at 6467 Main Street, Buffalo, New York 14221, FLEET NATIONAL BANK ("Fleet"), a national banking association having a place of business at 100 Federal Street, Boston, Massachusetts, 02110, and the other lending institutions listed on Schedule 1.2 hereto or which may become parties hereto pursuant to Section 18 (individually, a "Lender" and collectively, the "Lenders"), FLEET NATIONAL BANK, as administrative agent for itself and the other Lenders (the "Administrative Agent"), PNC BANK, NATIONAL ASSOCIATION ("PNC"), as syndication agent for itself and the other Lenders, FIRST UNION NATIONAL BANK ("First Union"), as documentation agent for itself and the other MANUFACTURERS & TRADERS TRUST CO. and CITIZENS BANK OF RhoDE Island, as Co-Agents.

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

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

     Section 1.  DEFINITIONS AND RULES OF INTERPRETATION.

     Section 1.1.  Definitions.  The following terms shall have the meanings set forth in this Section 1 or elsewhere in the provisions of this Credit Agreement referred to below:

     Acceptance Fee.  See Section 4.1.

     Accountants.  In each case, nationally-recognized, independent certified public accountants reasonably acceptable to the Administrative Agent. The Administrative Agent hereby acknowledges that the Accountants may include Ernst & Young, LLP.

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

     Administration Fee.  See Section 4.1.

     Administrative Agent.  Fleet National Bank acting as administrative agent for the Lenders, or any successor agent, as permitted by Section 14.

     Administrative Agent's Head Office.  The Agent's office located at 100 Federal Street, Boston, Massachusetts, 02110, or at such other location as the Agent may designate from time to time pursuant to Section 19 hereof, or the office of any successor Agent permitted under Section 14 hereof.

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

     Agents.  Collectively, the Administrative Agent, the Documentation Agent and the Syndication Agent.

     Applicable Margin.  The applicable margin (if any) over the then Prime Rate or LIBOR Rate, as applicable to the Revolving Credit Loan(s) in question, as set forth below, which is used in calculating the interest rate applicable to Revolving Credit Loans and which shall vary from time to time in accordance with SALP's long-term unsecured, non-credit enhanced debt ratings, if any. The Applicable Margin to be used in calculating the interest rate applicable to Revolving Credit Loans which are Prime Rate Loans or LIBOR Rate Loans shall vary from time to time in accordance with SALP's then applicable (if any) (x) Moody's debt rating, (y) S&P's debt rating and (z) any Third Debt Rating, as set forth below in this definition, and the Applicable Margin shall be adjusted effective on the next Business Day following any change in SALP's Moody's debt rating or S&P's debt rating or Third Debt Rating, as the case may be. SALP shall notify the Administrative Agent in writing promptly after becoming aware of any change in any of its debt ratings. In order to qualify for an Applicable Margin based upon a debt rating, SALP shall obtain and maintain debt ratings from at least two (2) nationally recognized rating agencies reasonably acceptable to the Administrative Agent, one of which must be Moody's or S&P so long as such Persons are in the business of providing debt ratings for the REIT industry; provided that until such time as SALP obtains two debt ratings or if SALP fails to maintain at least two debt ratings, the Applicable Margin shall be based upon an S&P rating of less than BB+ in the table below. In addition, SALP may, at its option, obtain and maintain three debt ratings (of which one must be from Moody's or S&P except as set forth in the previous sentence). If at any time of determination of the Applicable Margin, (a) SALP has then current debt ratings from two (2) rating agencies, then the Applicable Margin shall be based on the lower of such ratings, or (b) SALP has then current debt ratings from three (3) rating agencies, then the Applicable Margin shall be based on the lower of the two highest ratings (of which one must be from Moody's or S&P so long as such Persons are in the business of providing debt ratings for the REIT industry). The applicable debt ratings and the Applicable Margins are set forth in the following table:

S&P Rating	Moody's Rating	Third Rating	Applicable Margin for Revolving Credit Loans which are LIBOR Rate Loans	Applicable Margin for Revolving Credit Loans which are Prime Rate Loans

No rating or less than BB+	No rating or less than Ba1	No rating or less than BB+/Ba1 Equivalent	2.00%	0.00%
BB+	Ba1	BB+/Ba1 Equivalent	1.625%	0.00%
BBB-	Baa3	BBB-/Baa3 equivalent	1.375%	0.00%
BBB	Baa2	BBB/Baa2 equivalent	1.250%	0.00%
BBB+	Baa1	BBB+/Baa1 equivalent	1.125%	0.00%
A- or higher	A3 or higher	A-/A3 equivalent Or higher	1.000%	0.00%

     Assignment and Assumption.  See Section 18.1.

     Borrower Representative.  Sovran, acting on behalf of all of the Borrowers. The Agents and the Lenders shall be entitled to rely, and all of the Borrowers hereby agree that the Agents and the Lenders may so rely, on any notice given or received or action taken or not taken by Sovran as being authorized by each of the Borrowers.

     Borrowers.  As defined in the preamble hereto.

     Budgeted Project Costs.  With respect to Construction-In-Process, the total budgeted project cost of such Construction-In-Process shown on schedules submitted to the Administrative Agent from time to time; provided that for Construction-In-Process owned by any Partially-Owned Entity, the Budgeted Project Cost of such Construction-In-Process shall be the applicable Borrower's pro-rata share of the total budgeted project cost of such Con struction-In-Process (based on the greater of (x) such Borrower's percentage equity interest in such Partially-Owned Entity or (y) the Borrower's obligation to provide or liability for providing funds to such Partially-Owned Entity).

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

     Capitalized Unencumbered Property Value.  As of any date of determination with respect to an Unencumbered Property, an amount equal to Adjusted Unencumbered Property NOI for such Unencumbered Property for the most recent two (2) complete fiscal quarters multiplied by two (2), with the product being divided by ten percent (10%). The calculation of Capitalized Unencumbered Property Value shall be adjusted as set forth in Section 9.13 hereof.

     CERCLA.  See Section 6.18.

     Closing Date.  November 7, 2000, which is the date on which all of the conditions set forth in Section 10 have been satisfied.

     Closing Fee.  See Section 4.1.

     Code.  The Internal Revenue Code of 1986, as amended and in effect from time to time.

     Completed Revolving Credit Loan Request.  A loan request accompanied by all information required to be supplied under the applicable provisions of Section 2.5.

     Commitment.  With respect to each Lender, its Revolving Credit Commitment, Term A Commitment or Term B Commitment, as applicable. "Commitments" shall refer, collectively, with respect to each Lender, to such Lender's Revolving Credit Commitment, Term A Commitment and/or Term B Commitment, as applicable.

     Commitment Fee.  See Section 2.4(d).

     Commitment Percentage.  With respect to each Lender, its Revolving Credit Commitment Percentage, Term A Commitment Percentage or Term B Commitment Percentage, as applicable. "Commitment Percentages" shall refer collectively, with respect to each Lender, to such Lender's Revolving Credit Commitment Percentage, Term A Commitment Percentage and/or Term B Commitment Percentage, as applicable.

     Consolidated or consolidated.  With reference to any term defined herein, shall mean that term as applied to the accounts of Sovran and its subsidiaries (including the Guarantors) or SALP and its subsidiaries, as the case may be, consolidated in accordance with GAAP.

     Consolidated Adjusted EBITDA.  For any period, an amount equal to the consolidated net income of the Borrowers and their respective Subsidiaries for such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from the sale of real property or interests therein, debt restructurings and other extraordinary items, (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of a Borrower's default under an agreement to purchase or lease Real Estate) (b) minority interest attributable to a Borrower or a Guarantor and (c) income taxes; plus (x) interest expense and (y) depreciation and amortization, minus a recurring capital expense reserve in an amount equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of all Real Estate; all after adjustments for unconsolidated partnerships, joint ventures and other entities. The calculation of Consolidated Adjusted EBITDA shall be further adjusted as set forth in Section 9.13 hereof.

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

     Consolidated Capitalized Value.  As of any date of determination, an amount equal to Revised Consolidated Adjusted EBITDA for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by ten percent (10%). The calculation of Consolidated Capitalized Value shall be adjusted as set forth in Section 9.13 hereof.

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

     Consolidated Unsecured Indebtedness.  As of any date of determination, the aggregate principal amount of all Unsecured Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date, including without limitation the aggregate principal amount of all the Obligations under this Credit Agreement as of such date, determined on a consolidated basis in accordance with GAAP, without regard to Recourse.

     Construction-In-Process.  Any Real Estate for which any Borrower, any Guarantor, any of the Borrowers' Subsidiaries or any Partially-Owned Entity is actively pursuing construction, renovation, or expansion of Buildings, all pursuant to such Person's ordinary course of business.

     Conversion Request.  A notice given by the Borrower Representative to the Administrative Agent of its election to convert or continue a Loan in accordance with Section 2.6 or Section 3.5, as applicable.

     Credit Agreement.  This Revolving Credit and Term Loan Agreement, including the Schedules and Exhibits hereto, as the same may be from time to time amended and in effect.

     Daily Unused Revolving Credit Commitment.  The daily difference between (a) $150,000,000 and (b) the principal amount of Revolving Credit Loans outstanding for each such day hereunder.

     default.  When used with reference to this Credit Agreement or any other Loan Document, any of the events or conditions specified in Section 12.1, whether or not any requirement for the giving of notice, the lapse of time or both, has been satisfied.

     Default.  As of the relevant time of determination, an event or occurrence which:

                     (i)      requires notice and time to cure to become an Event of Default and as to which notice has been given to the Borrowers by the Administrative Agent; or

                     (ii)      has occurred and will become an Event of Default (without notice) if such event remains uncured after any grace period specified in Section 12.1 or, in the case of matters referred to in Section 12.1(k), in the other applicable Loan Document(s).

     Disqualifying Building Event.  Any structural or repair and maintenance matter (other than a Release) as to any Building or any Real Estate that in the Administrative Agent's reasonable opinion will require the expenditure of $250,000 or more to remedy or complete such matter and the remediation or completion of which is required by prudent real estate ownership or operation.

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

     Documentation Agent.  First Union acting as documentation agent for the Lenders, or any successor agent, as permitted by Section 14.

     Dollars or $.  Dollars in lawful currency of the United States of America.

     Drawdown Date.  The date on which any Loan is made or is to be made, and the date on which any Loan is converted or continued in accordance with Section 2.6 or Section 3.5.

     Duff & Phelps.  Duff & Phelps Credit Rating Co. or any successor thereto.

     Eligible Assignee.  Any of (a) a commercial bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having total assets in excess of $1,000,000,000; (b) a commercial bank organized under the laws of any other country (including the central bank of such country) which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting with respect to this Credit Agreement through a branch or agency located in the United States of America and complies with the requirements set forth in Section 4.2(c) hereof; (c) a financial institution acceptable to the Administrative Agent which is regularly engaged in making, purchasing or investing in loans and having total assets in excess of $1,000,000,000 and complies with the requirements set forth in Section 4.2(c) hereof, to the extent applicable; and (d) solely with respect to the Term B Loan, any other Person, with the prior written consent of the Borrower, which consent shall not be unreasonably withheld, and the Administrative Agent, in its sole discretion.

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

     Event of Default.  See Section 12.1.

     Existing Revolving Credit Agreement.  That certain Revolving Credit Agreement, dated as of February 20, 1998, as amended and in effect prior to the date hereof, by and among the Borrowers, the Administrative Agent and the certain lenders party thereto.

     Existing Term Loan Agreement.  That certain Term Loan Agreement, dated as of December 22, 1998, as amended and in effect prior to the date hereof, by and among the Borrowers, the Administrative Agent and the certain lenders party thereto.

     Fee Letter.  See Section 4.1.

     First Union.  As defined in the preamble hereto.

     Fitch.  Fitch IBCA Inc., or any successor thereto.

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

     Guaranties.  Collectively, the Holdings Guaranty and any other guaranty of the Obligations made by an Affiliate of a Borrower in favor of the Administrative Agent and the Lenders.

     Guarantors.  Collectively, Holdings and any other Affiliate of a Borrower executing a Guaranty, provided, however, when the context so requires, Guarantor shall refer to Holdings or such Affiliate, as appropriate. Any Guarantor that is the owner of an Unencumbered Property shall be a wholly-owned Subsidiary, provided that, from and after the release of the Guaranty of any Subsidiary Guarantor pursuant to Section 5 below, such Subsidiary Guarantor shall no longer be considered a "Guarantor" for purposes of this Credit Agreement.

     Hazardous Substances.  See Section 6.18(b).

     Holdings.  As defined in the preamble hereto.

     Holdings Guaranty.  The Guaranty dated as of the date hereof made by Holdings in favor of the Administrative Agent and the Lenders pursuant to which Holdings guarantees to the Administrative Agent and the Lenders the unconditional payment and performance of the Obligations.

     Indebtedness.  With respect to any Person, all obligations, contingent and otherwise, that in accordance with GAAP should be classified upon such Person's balance sheet as liabilities, including, without limitation: (a) all obligations for borrowed money and similar monetary obligations, whether direct or indirect; (b) all liabilities secured by any mortgage, pledge, negative pledge, security interest, lien, charge, or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; (c) all obligations (i) under any Capitalized Lease or (ii) under any lease (a "synthetic lease") which is treated as an operating lease under GAAP and as a loan or financing for U.S. income tax purposes or (iii) which are "off balance sheet" transactions having the same practical effect as to such Person's financial position as a transaction that would be a liability of such Person on the balance sheet; (d) all obligations to purchase, redeem, retire, or otherwise acquire for value any shares of capital stock of any class issued by such Person or any rights to acquire such shares; (e) all obligations under any forward contract, futures contract, swap, option or other financing arrangement, the value of which is dependent upon interest rates, currency exchange rates, commodities, any Borrower's or Guarantor's present or future beneficial interest, shares or security trading value, or other indices; (f) the amount of payments received by such person in any forward equity transaction by which such payments are received by such Person in consideration for the sale of stock or partnership units in such Person when the delivery and/or the determination of the amount of the stock or units so sold occurs later than one (1) month after such Person receives such payment, but only to the extent that the obligation to deliver such stock or units is not payable solely in the stock or units of such Person; and (g) all guarantees for borrowed money, endorsements and other contingent obligations, whether direct or indirect, in respect of indebtedness or obligations of others, including any obligation to supply funds (including partnership obligations and capital requirements) to or in any manner to invest in, directly or indirectly, the debtor, to purchase indebtedness, or to assure the owner of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the reimbursement obligations in respect of any letters of credit, bankers' acceptances or similar facilities issued for the account of such Person. The calculation of Indebtedness of any Person shall be adjusted as set forth in Section 9.13.

     Indebtedness Lien.  See Section 8.4(b).

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

     Interest Period.  With respect to each Loan, (a) initially, the period commencing on the Drawdown Date of such Loan and ending on the last day of one of the following periods (as selected by the Borrowers in a Completed Revolving Credit Loan Request or as otherwise in accordance with the terms of this Credit Agreement): (i) for any Prime Rate Loan, the last day of the calendar month, and (ii) for any LIBOR Rate Loan, 1, 2, 3, or 6 months (provided that (x) the Interest Period for LIBOR Rate Loans may be shorter than 1 month in order to consolidate 2 or more LIBOR Rate Loans and (y) the Interest Period for all LIBOR Rate Loans shall be 1 month until the earlier of 90 days after the Closing Date or the date on which Fleet completes the syndication of the Total Revolving Credit Commitment, the Total Term A Loan Commitment and the Total Term B Loan Commitment); and (b) thereafter, each period commencing at the end of the last day of the immediately preceding Interest Period applicable to such Loan and ending on the last day of the applicable period set forth in (a) above as selected by the Borrowers in a Conversion Request or as otherwise in accordance with this Credit Agreement; provided that all of the foregoing provisions relating to Interest Periods are subject to the following:

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

     (D)  any Interest Period relating to any LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to subparagraph (E) below, end on the last Business Day of a calendar month; and

     (E)  any Interest Period that would otherwise extend beyond the applicable Maturity Date shall end on such Maturity Date.

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

     Joint Venture Ownership Interest Value.  As of any date of determination, an amount equal to the pro rata share of Revised Consolidated Adjusted EBITDA attributable to the Borrowers from Partially-Owned Entities for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by ten percent (10.0%).

     Leases.  Leases, licenses and agreements, whether written or oral, relating to the use or occupation of space in or on the Buildings or on the Real Estate by persons other than the Borrower, its Subsidiaries or any Partially-Owned Entity.

     Lenders.  Collectively, Fleet and any other lenders which may provide additional commitments and become parties to this Credit Agreement, and any other Person who becomes an assignee of any rights of a Lender pursuant to Section 18 or a Person who acquires all or substantially all of the stock or assets of a Lender.

     Leverage Ratio:  As at the end of any fiscal quarter or other date of measurement, the ratio, of Consolidated Total Liabilities to Consolidated Capitalized Value, expressed in percentage terms by using Consolidated Capitalized Value as the denominator and Consolidated Total Liabilities as the numerator.

     LIBOR Breakage Costs.  With respect to any LIBOR Rate Loan to be prepaid or not drawn after elected or converted prior to the last day of the applicable Interest Period, a prepayment "breakage" fee in an amount determined by the Administrative Agent in the following manner:

                          (i)   First, the Administrative Agent shall determine the amount by which (a) the total amount of interest which would have otherwise accrued hereunder on each installment of principal prepaid or not so drawn, during the period beginning on the date of such prepayment or failure to draw and ending on the last day of the applicable LIBOR Rate Loan Interest Period (the "Reemployment Period"), exceeds (b) the total amount of interest which would accrue, during the Reemployment Period, on any readily marketable bond or other obligation of the United States of America designated by the Administrative Agent in its sole discretion at or about the time of such payment, such bond or other obligation of the United States of America to be in an amount equal (as nearly as may be) to the amount of principal so paid or not drawn after elected and to have maturity at the end of the Reemployment Period, and the interest to accrue thereon to take account of amortization of any discount from par or accretion of premium above par at which the same is selling at the time of designation. Each such amount is hereinafter referred to as an "Installment Amount".

                          (ii)   Second, each Installment Amount shall be treated as payable on the last day of the LIBOR Rate Loan Interest Period which would have been applicable had such principal installment not been prepaid or not borrowed.

                          (iii)   Third, the amount to be paid on each such breakage date shall be the present value of the Installment Amount determined by discounting the amount thereof from the date on which such Installment Amount is to be treated as payable, at the same yield to maturity as that payable upon the bond or other obligation of the United States of America designated as aforesaid by the Administrative Agent.

     If by reason of an Event of Default the Administrative Agent elects to declare a LIBOR Rate Loan to be immediately due and payable, then any breakage fee with respect to such LIBOR Rate Loan shall become due and payable in the same manner as though the Borrowers had exercised such right of prepayment.

     LIBOR Business Day.  Any day on which commercial banks are open for international business (including dealings in Dollar deposits) in London or such other eurodollar interbank market as may be selected by the Administrative Agent in its sole discretion acting in good faith.

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

     If both the Telerate and Reuters systems are unavailable, then the rate for that date will be determined on the basis of the offered rates for deposits in Dollars for a period of time comparable to the Interest Period which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period as selected by the Administrative Agent. The principal London office of each of the four major London banks will be requested to provide a quotation of its Dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in Dollars to leading European banks for a period of time comparable to the Interest Period by major banks in New York City at approximately 11:00 a.m. New York City time on the date that is two (2) LIBOR Business Days prior to the beginning of such Interest Period. In the event that the Administrative Agent is unable to obtain any quotation as provided above, it will be deemed that the LIBOR Rate cannot be determined.

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

     Lien.  See Section 8.2.

     Loan Documents.  Collectively, this Credit Agreement, the Notes, the Guaranties, the Fee Letter and any and all other agreements, instruments or documents now or hereafter evidencing or otherwise relating to the Loans and executed or delivered by or on behalf of any Borrower or its Subsidiaries or any Guarantor or its Subsidiaries in connection with the Loans, or referred to herein or therein and delivered to the Administrative Agent or the Lenders by or on behalf of any Borrower, any Guarantor or any of their respective Subsidiaries, and all schedules, exhibits and annexes hereto or thereto, as the same may from time to time be amended and in effect, and any other document identified thereon as a "Loan Document" under this Credit Agreement.

     Loans.  The Revolving Credit Loans and the Term Loans.

     Maturity Date.  The Revolving Credit Maturity Date, the Term A Maturity Date or the Term B Maturity Date, as applicable.

     Moody's.  Moody's Investors Service, Inc., and its successors.

     Multiemployer Plan.  Any multiemployer plan within the meaning of Section 3(37) of ERISA maintained or contributed to by any Borrower or any Guarantor as the case may be or any ERISA Affiliate.

     Net Cash Proceeds.  The net cash proceeds received by any Person in respect of any asset sale, equity issuance or debt issuance less (i) all reasonable out-of-pocket fees, commissions and other expenses incurred in connection with such sale or issuance, including the amount (estimated in good faith by such Person) of income, franchise, sales and other applicable taxes required to be paid by such Person in connection with such sale or issuance, (ii) repayment of Indebtedness that is required to be repaid in connection with such asset sale to the extent permitted under this Credit Agreement; (iii) required amounts to be provided by the Borrowers or any Subsidiary, as the case may be, as a reserve, in accordance with generally accepted accounting principles, against any liabilities associated with such asset sale including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities under any indemnification obligations associated with any such asset sale and consented to by the Lenders or otherwise permitted hereunder.

     Notes.  Collectively, the Revolving Credit Notes, the Term A Notes and the Term B Notes.

     Obligations.  All indebtedness, obligations and liabilities of the Borrowers and their Subsidiaries to any of the Lenders and the Administrative Agent, individually or collectively, under this Credit Agreement or any of the other Loan Documents or in respect of any of the Loans or the Notes or other instruments at any time evidencing any thereof, whether existing on the date of this Credit Agreement or arising or incurred hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise.

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

     PNC Bank.  As defined in the preamble hereto.

     Preferred Dividends.  Any dividend, distribution, redemption, or payment upon liquidation paid to one class of stockholders of the capital stock of any Person in priority to that to be paid to any other class of stockholders of the capital stock of such Person, including any such dividends paid on preferred operating partnership units.

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

     Prime Rate Loans.  Those Loans bearing interest calculated by reference to the Prime Rate.

     RCRA.  See Section 6.18.

     Real Estate.  The fixed and tangible properties consisting of land, buildings and/or other improvements owned in fee simple by any Borrower, by any Guarantor or by any other entity in which a Borrower is the holder of an equity interest at the relevant time of reference thereto, including, without limitation, (i) the Unencumbered Properties at such time of reference, and (ii) the real estate assets owned by each of the Partially-Owned Entities at such time of reference.

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

     Release.  See Section 6.18(c)(iii).

     Required Lenders.  As of any date, one or more Lenders holding at least sixty-six and two-thirds percent (66 2/3%) of the sum of (a) the outstanding principal amount of the Term Loans plus (b) the amount of the Total Revolving Credit Commitments (or if the Revolving Credit Commitments have been terminated, then the outstanding principal of the Revolving Credit Loans provided that if no principal amount of any Loan is outstanding, "Required Lenders" shall mean one or more Lenders whose aggregate Revolving Credit Commitments constitutes at least sixty-six and two-thirds percent (66 2/3%) of the Total Revolving Credit Commitment.

     Revised Consolidated Adjusted EBITDA.  For any period, Consolidated Adjusted EBITDA for such period; plus actual general and administrative expenses of the Borrowers and their Subsidiaries for such period to the extent included in Consolidated Adjusted EBITDA, minus an implied, management fee in an amount equal to five percent (5%) of consolidated total revenues from Real Estate.

     Revolving Credit Commitment.  With respect to each Lender, the amount set forth on Schedule 1 attached hereto as the amount of such Lender's commitment to make a portion of the Revolving Credit Loan to the Borrowers, as the same may be reduced from time to time; or if such commitment is terminated pursuant to the provisions hereof, zero.

     Revolving Credit Commitment Percentage.  With respect to each Lender, the percentage set forth on Schedule 1.2 hereto as such Lender's percentage of the Total Revolving Credit Commitment and any changes thereto from time to time.

     Revolving Credit Loan Maturity Date.  November 7, 2003.

     Revolving Credit Loan(s).  Each and every revolving credit loan made or to be made by the Lenders to the Borrowers pursuant to Section 2.

     Revolving Credit Notes.  Collectively, the separate promissory notes of the Borrowers in favor of each Lender in substantially the form of Exhibit A-1 hereto, in the aggregate principal amount of $150,000,000, dated as of the date hereof or as of such later date as any Person becomes a Lender under this Credit Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.

     Revolving Credit Note Record.  A Record with respect to the Revolving Credit Notes.

     S&P.  Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., and its successors.

     SALP.  As defined in the preamble hereto.

     SARA.  See Section 6.18.

     SEC.  The United States Security and Exchange Commission.

     SEC Filings.  Collectively, (a) Sovran's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and (b) Sovran's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the SEC pursuant to the Exchange Act.

     Sell or Sale.  See Section 8.4(b).

     Sovran.  As defined in the preamble hereto.

     Sovran Treasury Stock:  See Section 8.7(a).

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

     Syndication Agent.  PNC Bank, acting as syndication agent for the Lenders, or any successor agent, as permitted by Section 14.

     Term A Commitment.  With respect to each Lender, the amount set forth on Schedule 1 attached hereto as the amount of such Lender's commitment to make a portion of the Term A Loan to the Borrowers, as the same may be reduced from time to time; or if such commitment is terminated pursuant to the provisions hereof, zero.

     Term A Commitment Percentage.  With respect to each Lender, the percentage set forth on Schedule 1.2 hereto as such Lender's percentage of the Total Term A Commitment and any changes thereto from time to time.

     Term A Loan.  The term loan made by the Lenders to the Borrowers on the Closing Date pursuant to Section 3.1(a).

     Term A Maturity Date.  November 7, 2001, or such earlier date on which the Term A Loan shall become due and payable pursuant to the terms hereof.

     Term A Note Record.  A Record with respect to a Term A Note.

     Term A Notes.  Collectively, the separate promissory notes of the Borrowers in favor of each of the Lenders with respect to the Term A Loan in substantially the form of Exhibit A-2 hereto, in the aggregate principal amount of up to $30,000,000, dated as of the date hereof or as of such later date as any Person becomes a Lender under this Credit Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.

     Term B Commitment.  With respect to each Lender, the amount set forth on Schedule 1 attached hereto as the amount of such Lender's commitment to make a portion of the Term B Loan to the Borrowers, as the same may be reduced from time to time; or if such commitment is terminated pursuant to the provisions hereof, zero.

     Term B Commitment Percentage.  With respect to each Lender, the percentage set forth on Schedule 1.2 hereto as such Lender's percentage of the Total Term B Commitment and any changes thereto from time to time.

     Term B Loan.  The term loan made by the Lenders to the Borrowers on the Closing Date pursuant to Section 3.1(b).

     Term B Maturity Date.  November 7, 2003, or if the maturity date for the Term B Loan is extended pursuant to Section 3.8(b), such extended maturity date, or such earlier date on which the Term B Loan shall become due and payable pursuant to the terms hereof.

     Term B Note Record.  A Record with respect to a Term B Note.

     Term B Notes.  Collectively, the separate promissory notes of the Borrowers in favor of each of the Lenders with respect to the Term B Loan in substantially the form of Exhibit A-3 hereto, in the aggregate principal amount of up to $75,000,000, dated as of the date hereof or as of such later date as any Person becomes a Lender under this Credit Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.

     Term Loans.  Collectively, the Term A Loans and the Term B Loans.

     Term Notes.  Collectively, the Term A Notes and the Term B Notes.

     Term Note Record.  A Record with respect to a Term Note.

     Third Debt Rating.  SALP's long term unsecured debt rating from a Third Rating Agency.

     Third Rating Agency.  Duff & Phelps, Fitch or another nationally-recognized rating agency (other than S&P or Moody's) reasonably satisfactory to the Administrative Agent.

     Title Policies.  For each Unencumbered Property, an ALTA standard form title policy (or, if such form is not available, an equivalent form of title insurance policy) issued by a nationally-recognized title insurance company, insuring that a Borrower or a Subsidiary Guarantor holds good and clear marketable fee simple title to such Unencumbered Property, subject only to Permitted Liens.

     Total Revolving Credit Commitment.  As of any date, the sum of the then-current Revolving Credit Commitments of the Lenders to provide Revolving Credit Loans, provided that the Total Revolving Credit Commitment shall not at any time exceed $150,000,000.

     Total Term A Loan Commitment.  As of the Closing Date, the sum of the then-current Term A Loan Commitments of the Lenders to provide the Term A Loan, provided that the Total Term A Loan Commitment shall not at any time exceed $30,000,000.

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

     Total Term B Loan Commitment.  As of the Closing Date, the sum of the then-current Term B Loan Commitments of the Lenders to provide the Term B Loan, provided that the Total Term B Loan Commitment shall not at any time exceed $75,000,000.

     Type.  As to any Loan, its nature as a Prime Rate Loan or a LIBOR Rate Loan.

     Unanimous Lender Approval.  The written consent of each Lender that is a party to this Credit Agreement at the time of reference.

     Unencumbered Property.  Any Real Estate located in the contiguous United States that on any date of determination: (a) is not subject to any Liens (including any such Lien imposed by the organizational documents of the owner of such asset, but excluding Permitted Liens), (b) is not the subject of any matter that materially adversely affects the value of such Real Estate, (c) is not the subject of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event, (d) has been improved with a Building or Buildings which (1) have been issued a certificate of occupancy (where available) or is otherwise lawfully occupied for its intended use, (2) are fully operational and (3) have an average rent-paying occupancy rate (by net rentable square feet) of at least 75% for the two most recently ended consecutive fiscal quarters, (e) is wholly owned by a Borrower or a Guarantor that is a wholly-owned Subsidiary and (f) has not been designated by the Borrowers in writing to the Administrative Agent as Real Estate that is not an Unencumbered Property because of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event or the Borrower's intention to subject such Unencumbered Property to an Indebtedness Lien or to Sell such Unencumbered Property pursuant to Section 8.4(b) hereof, which designation shall not be permitted during the continuance of a Default (other than if such designation during a Default is made in conjunction with such Real Estate's being the subject of a Sale or Indebtedness Lien under Section 8.4(b)(ii) and in compliance therewith) or an Event of Default and shall be accompanied by a compliance certificate in the form of Exhibit D attached hereto.

     Unhedged Variable Rate Debt.  All Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, including, to the extent applicable, the Obligations, which bears interest at one or more variable rates and is not subject to an interest rate hedging arrangement having a minimum term of one (1) year and having other terms reasonably acceptable to the Administrative Agent.

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

     Section 1.2.  Rules of Interpretation.

(i)

A reference to any document or agreement shall include such document or agreement as amended, modified or supplemented from time to time in accordance with its terms or the terms of this Credit Agreement.

(ii)	The singular includes the plural and the plural includes the singular.
(iii)	A reference to any law includes any amendment or modification to such law.
(iv)	A reference to any Person includes its permitted successors and permitted assigns.
(v)	Accounting terms not otherwise defined herein have the meanings assigned to them by GAAP applied on a consistent basis by the accounting entity to which they refer.
(vi)	The words "include", "includes" and "including" are not limiting.
(vii)	All terms not specifically defined herein or by GAAP, which terms are defined in the Uniform Commercial Code as in effect in New York, have the meanings assigned to them therein.
(viii)	Reference to a particular "Section" refers to that section of this Credit Agreement unless otherwise indicated.
(ix)	The words "herein", "hereof", "hereunder" and words of like import shall refer to this Credit Agreement as a whole and not to any particular section or subdivision of this Credit Agreement.
(x)

Any provision granting any right to any Borrower or Guarantor during the continuance of (a) an Event of Default shall not modify, limit, waive or estopp the rights of the Lenders during the continuance of such Event of Default, including the rights of the Lenders to accelerate the Loans under Section 12.1 and the rights of the Lenders under Sections 12.2 or 12.3, or (b) a Default, shall not extend the time for curing same or modify any otherwise applicable notice regarding same.

     Section 2.  THE REVOLVING CREDIT FACILITY.

     Section 2.1.  Commitment to Lend.  Subject to the provisions of Section 2.5 and the other terms and conditions set forth in this Credit Agreement, each of the Lenders severally agrees to lend to the Borrowers and the Borrowers may borrow, repay, and reborrow from each Lender from time to time from the Closing Date up to but not including the Revolving Credit Maturity Date upon notice by the Borrower Representative to the Administrative Agent given in accordance with Section 2.5 hereof, such sums as are requested by the Borrower Representative up to a maximum aggregate principal amount outstanding (after giving effect to all amounts requested) at any one time equal to such Lender's Revolving Credit Commitment; provided that the sum of the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) shall not at any time exceed the Total Revolving Credit Commitment in effect at such time.

     The Revolving Credit Loans shall be made pro rata in accordance with each Lender's Revolving Credit Commitment Percentage. Each request for a Revolving Credit Loan made pursuant to Section 2.5 hereof shall constitute a representation and warranty by the Borrowers that the conditions set forth in Section 10 have been satisfied as of the Closing Date and that the conditions set forth in Section 11 have been satisfied on the date of such request and will be satisfied on the proposed Drawdown Date of the requested Revolving Credit Loan, provided that the making of such representation and warranty by the Borrowers shall not limit the right of any Lender not to lend if such conditions have not been met. No Revolving Credit Loan shall be required to be made by any Lender unless all of the conditions contained in Section 10 have been satisfied as of the Closing Date and all of the conditions set forth in Section 11 have been met at the time of any request for a Revolving Credit Loan.

     Section 2.2.  [Intentionally Omitted]

     Section 2.3.  The Revolving Credit Notes.  The Revolving Credit Loans shall be evidenced by the Revolving Credit Notes. A Revolving Credit Note shall be payable to the order of each Lender in an aggregate principal amount equal to such Lender's Revolving Credit Commitment. The Borrowers irrevocably authorize each Lender to make or cause to be made, at or about the time of the Drawdown Date of any Revolving Credit Loan or at the time of receipt of any payment of principal on such Lender's Revolving Credit Notes, an appropriate notation on such Lender's Revolving Credit Note Record reflecting the making of such Revolving Credit Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Revolving Credit Loans set forth on such Lender's Revolving Credit Note Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Lender, but the failure to record, or any error in so recording, any such amount on such Lender's Revolving Credit Note Record shall not limit or otherwise affect the obligations of the Borrowers hereunder or under any Revolving Credit Note to make payments of principal of or interest on any Revolving Credit Note when due. Upon receipt of an affidavit of an officer of any Lender as to the loss, theft, destruction or mutilation of any Revolving Credit Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such Revolving Credit Note or other security document, the Borrowers will issue, in lieu thereof, a replacement Revolving Credit Note or other security document in the same principal amount thereof and otherwise of like tenor.

     Section 2.4.  Interest on Revolving Credit Loans; Fees.

     Section 2.5.  Requests for Revolving Credit Loans.

     The following provisions shall apply to each request by the Borrowers for a Revolving Credit Loan:

(i)

The Borrower Representative shall submit a Completed Revolving Credit Loan Request to the Administrative Agent as provided in this Section 2.5. Except as otherwise provided herein, each Completed Revolving Credit Loan Request shall be in a minimum amount of $2,000,000 or an integral multiple of $500,000 in excess thereof. Each Completed Revolving Credit Loan Request shall be irrevocable and binding on the Borrowers and shall obligate the Borrowers to accept the Revolving Credit Loans requested from the Lenders on the proposed Drawdown Date, unless such Completed Revolving Credit Loan Request is withdrawn (x) in the case of a request for a Revolving Credit Loan that is a LIBOR Rate Loan, at least four (4) Business Days prior to the proposed Drawdown Date for such Revolving Credit Loan, and (y) in the case of a request for a Revolving Credit Loan that is a Prime Rate Loan, at least two (2) Business Days prior to the proposed Drawdown Date for such Revolving Credit Loan.

(ii)

Each Completed Revolving Credit Loan Request may be delivered by the Borrower Representative to the Administrative Agent by 10:00 a.m. (New York City time) on any Business Day, and at least two (2) Business Days prior to the proposed Drawdown Date of any Prime Rate Loan, and at least four (4) Business Days prior to the proposed Drawdown Date of any LIBOR Rate Loan.

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
(a)	a Completed Revolving Credit Loan Request has been timely received by the Administrative Agent as provided in subsection (i) above; and
(b)

both before and after giving effect to the Revolving Credit Loan to be made pursuant to the Completed Revolving Credit Loan Request, all of the conditions contained in Section 10 shall have been satisfied as of the Closing Date and all of the conditions set forth in Section 11 shall have been met, including, without limitation, the condition under Section 11.1 that there be no Default or Event of Default under this Credit Agreement; and

(c)

the Administrative Agent shall have received a certificate in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative setting forth computations evidencing compliance with the covenants contained in Sections 9.1, 9.2, 9.3 and 9.11 on a pro forma basis after giving effect to such requested Revolving Credit Loan, and, certifying that, both before and after giving effect to such requested Revolving Credit Loan, no Default or Event of Default exists or will exist under this Credit Agreement or any other Loan Document, and that after taking into account such requested Revolving Credit Loan, no default will exist as of the Drawdown Date or thereafter.

(v)

The Administrative Agent will use good faith efforts to cause the Completed Revolving Credit Loan Request to be delivered to each Lender in accordance with Section 14.12 and in any event on the same day or the Business Day following the day a Completed Revolving Credit Loan Request is received by the Administrative Agent.

     Section 2.6.  Conversion Options.

(a)

The Borrowers may elect from time to time by written notice in the form of Exhibit F to convert any outstanding Revolving Credit Loan to a Revolving Credit Loan of another Type, provided that (i) with respect to any such conversion of a LIBOR Rate Loan to a Prime Rate Loan, the Borrower Representative shall give the Administrative Agent at least three (3) Business Days prior written notice of such election; (ii) with respect to any such conversion of a Prime Rate Loan to a LIBOR Rate Loan, the Borrower Representative shall give the Administrative Agent at least four (4) LIBOR Business Days prior written notice of such election; (iii) with respect to any such conversion of a LIBOR Rate Loan into a Prime Rate Loan, such conversion shall only be made on the last day of the Interest Period with respect thereto unless the Borrowers pay the related LIBOR Breakage Costs at the time of such conversion and (iv) no Revolving Credit Loan may be converted into a LIBOR Rate Loan when any Default or Event of Default has occurred and is continuing. All or any part of outstanding Revolving Credit Loans of any Type may be converted into a Revolving Credit Loan of another Type as provided herein, provided that any partial conversion shall be in an aggregate principal amount of $2,000,000 or a integral multiple of $500,000 in excess thereof. Each Conversion Request relating to the conversion of a Prime Rate Loan to a LIBOR Rate Loan shall be irrevocable by the Borrowers.

(b)

Any Revolving Credit Loan of any Type may be continued as such upon the expiration of the Interest Period with respect thereto (i) in the case of Prime Rate Loans, automatically and (ii) in the case of LIBOR Rate Loans by compliance by the Borrower Representative with the notice provisions contained in Section 2.6(a); provided that no LIBOR Rate Loan may be continued as such when any Default or Event of Default has occurred and is continuing but shall be automatically converted to a Prime Rate Loan on the last day of the first Interest Period relating thereto ending during the continuance of any Default or Event of Default. The Administrative Agent shall notify the Lenders promptly when any such automatic conversion contemplated by this Section 2.6(b) is scheduled to occur.

(c)

In the event that the Borrower Representative does not notify the Administrative Agent of its election hereunder with respect to the continuation of any Revolving Credit Loan which is a LIBOR Rate Loan as such, the affected LIBOR Rate Loan shall automatically be converted to a Prime Rate Loan at the end of the applicable Interest Period.

(d)

The Borrowers may not request or elect a LIBOR Rate Loan pursuant to Section 2.5, elect to convert a Prime Rate Loan to a LIBOR Rate Loan pursuant to Section 2.6(a), or elect to continue a LIBOR Rate Loan pursuant to Section 2.6(b) if, after giving effect thereto, there would be greater than seven (7) LIBOR Rate Loans then outstanding (including both Revolving Credit Loans and Term Loans). Any Loan Request for a LIBOR Rate Loan that would create greater than seven (7) LIBOR Rate Loans outstanding shall be deemed to be a Loan Request for a Prime Rate Loan.

(e)

The Administrative Agent will use good faith efforts to cause any notice of continuation or conversion delivered under this Section 2.6 to be delivered to each Lender in accordance with Section 14.12 and in any event on the same day or the Business Day following the day such notice is received by the Administrative Agent.

     Section 2.7.  Funds for Revolving Credit Loans.

(a)

Subject to the other provisions of this Section 2, not later than 12:00 p.m. (New York City time) on the proposed Drawdown Date of any Revolving Credit Loan, each of the Lenders will make available to the Administrative Agent, at the Administrative Agent's Head Office, in immediately available funds, the amount of such Lender's Revolving Credit Commitment Percentage of the amount of the requested Revolving Credit Loan; provided that each Lender shall provide notice to the Administrative Agent of its intent not to make available its Revolving Credit Commitment Percentage of any requested Revolving Credit Loan as soon as possible after receipt of any Completed Revolving Credit Loan Request, and in any event not later than 4:00 p.m. (New York City time) on (x) the Business Day prior to the Drawdown Date of any requested Revolving Credit Loan that is a Prime Rate Loan and (y) the third Business Day prior to the Drawdown Date of any requested Revolving Credit Loan that is a LIBOR Rate Loan. Upon receipt from each Lender of such amount, the Administrative Agent will make available to the Borrowers in the Borrower Representative's account with the Administrative Agent the aggregate amount of such Revolving Credit Loan made available to the Administrative Agent by the Lenders; all such funds received by the Administrative Agent by 12:00 p.m. (New York City time) on any Business Day will be made available to the Borrowers not later than 2:00 p.m. on the same Business Day. Funds received after such time will be made available by not later than 12:00 p.m. on the next Business Day. The failure or refusal of any Lender to make available to the Administrative Agent at the aforesaid time and place on any Drawdown Date the amount of its Revolving Credit Commitment Percentage of the requested Revolving Credit Loan shall not relieve any other Lender from its several obligation hereunder to make available to the Administrative Agent the amount of its Revolving Credit Commitment Percentage of any requested Revolving Credit Loan but in no event shall the Administrative Agent (in its capacity as Administrative Agent) have any obligation to make any funding or shall any Lender be obligated to fund more than its Revolving Credit Commitment Percentage of the requested Revolving Credit Loan or to increase its Revolving Credit Commitment Percentage on account of such failure or otherwise.

(b)

The Administrative Agent may, unless notified to the contrary by any Lender prior to a Drawdown Date, assume that such Lender has made available to the Administrative Agent on such Drawdown Date the amount of such Lender's Revolving Credit Commitment Percentage of the Revolving Credit Loan to be made on such Drawdown Date, and the Administrative Agent may (but it shall not be required to), in reliance upon such assumption, make available to the Borrowers a corresponding amount. If any Lender makes available to the Administrative Agent such amount on a date after such Drawdown Date, such Lender shall pay to the Administrative Agent on demand an amount equal to the product of (i) the average, computed for the period referred to in clause (iii) below, of the weighted average interest rate paid by the Administrative Agent for federal funds acquired by the Administrative Agent during each day included in such period, multiplied by (ii) the amount of such Lender's Revolving Credit Commitment Percentage of such Revolving Credit Loan, multiplied by (iii) a fraction, the numerator of which is the number of days that elapsed from and including such Drawdown Date to the date on which the amount of such Lender's Revolving Credit Commitment Percentage of such Revolving Credit Loan shall become immediately available to the Administrative Agent, and the denominator of which is 360. A statement of the Administrative Agent submitted to such Lender with respect to any amounts owing under this paragraph shall be prima facie evidence of the amount due and owing to the Administrative Agent by such Lender. If the amount of such Lender's Revolving Credit Commitment Percentage of such Revolving Credit Loans is not made available to the Administrative Agent by such Lender within three (3) Business Days following such Drawdown Date, the Administrative Agent shall be entitled to recover such amount from the Borrowers on demand, with interest thereon at the rate per annum applicable to the Revolving Credit Loans made on such Drawdown Date.

     Section 2.8.  Repayment of the Revolving Credit Loans at Maturity.  The Borrowers jointly and severally promise to pay on the Revolving Credit Maturity Date, and there shall become absolutely due and payable on the Revolving Credit Maturity Date, all unpaid principal of the Revolving Credit Loans outstanding on such date, together with any and all accrued and unpaid interest thereon, the unpaid balance of the Commitment Fee accrued through such date, and any and all other unpaid amounts due under this Credit Agreement, the Revolving Credit Notes or any other of the Loan Documents.

     Section 2.9.  Optional Repayments of Revolving Credit Loans.  The Borrowers shall have the right, at their election, to prepay the outstanding amount of the Revolving Credit Loans, in whole or in part, at any time without penalty or premium; provided that the outstanding amount of any Revolving Credit Loans that are LIBOR Rate Loans may not be prepaid unless the Borrowers pay any LIBOR Breakage Costs for each LIBOR Rate Loan so prepaid at the time of such prepayment. The Borrower Representative shall give the Administrative Agent, no later than 10:00 a.m., New York City time, at least two (2) Business Days' prior written notice of any prepayment pursuant to this Section 2.9 of any Revolving Credit Loans that are Prime Rate Loans, and at least four (4) LIBOR Business Days' notice of any proposed prepayment pursuant to this Section 2.9 of Revolving Credit Loans that are LIBOR Rate Loans, specifying the proposed date of prepayment of Revolving Credit Loans and the principal amount to be prepaid. Each such partial prepayment of the Revolving Credit Loans shall be in an amount of $2,000,000 or integral multiple of $500,000 in excess thereof, or, if less, the outstanding balance of the Revolving Credit Loans then being repaid, shall be accompanied by the payment of all charges outstanding on all Revolving Credit Loans so prepaid and of all accrued interest on the principal prepaid to the date of payment, and shall be applied, in the absence of instruction by the Borrower Representative, first to the principal of Revolving Credit Loans that are Prime Rate Loans and then to the principal of Revolving Credit Loans that are LIBOR Rate Loans, at the Administrative Agent's option.

     Section 2.10.  Mandatory Repayments of Revolving Credit Loans.  If at any time the outstanding amount of the Revolving Credit Loans exceeds the Total Revolving Credit Commitment or the maximum amount that permits compliance with the terms of Section 9 hereof, the Borrowers shall immediately pay the amount of such excess to the Administrative Agent for the respective accounts of the Lenders for application to the Revolving Credit Loans.

     Section 3.  THE TERM LOAN FACILITIES.

     Section 3.1.  Commitment to Lend.

(a)

Subject to the terms and conditions set forth in this Credit Agreement, each of the Lenders severally agrees to lend to the Borrowers on the Closing Date an amount equal to such Lender's Term A Commitment set forth opposite such Lender's name on Schedule 1 hereto. All of the Term A Loans shall be borrowed on the Closing Date.

(b)

Subject to the terms and conditions set forth in this Credit Agreement, each of the Lenders severally agrees to lend to the Borrowers on the Closing Date an amount equal to such Lender's Term B Commitment set forth opposite such Lender's name on Schedule 1 hereto. All of the Term B Loans shall be borrowed on the Closing Date.

     Section 3.2.  The Term A Notes.  The Term A Loan shall be evidenced by the Term A Notes. A Term A Note shall be payable to the order of each Lender in an aggregate principal amount equal to such Lender's Term A Commitment. The Borrowers irrevocably authorize each Lender to make or cause to be made at or about the time of such Lender's receipt of any payment of principal on such Lender's Term A Note an appropriate notation on such Lender's Term A Note of the receipt of such payment. The outstanding amount of the Term A Loan set forth on such Lender's Term A Note Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Lender, but the failure to record, or any error in so recording, any such amount on such Lender's Term A Note Record shall not limit or otherwise affect the obligations of the Borrowers hereunder or under any Term A Note to make payments of principal of or interest on any Term A Note when due. Upon receipt of an affidavit of an officer of any Lender as to the loss, theft, destruction or mutilation of any Term A Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such Term A Note or other security document, the Borrowers will issue, in lieu thereof, a replacement Term A Note or other security document in the same principal amount thereof and otherwise of like tenor.

     Section 3.3.  The Term B Notes.  The Term B Loan shall be evidenced by the Term B Notes. A Term B Note shall be payable to the order of each Lender in an aggregate principal amount equal to such Lender's Term B Commitment. The Borrowers irrevocably authorize each Lender to make or cause to be made at or about the time of such Lender's receipt of any payment of principal on such Lender's Term B Note an appropriate notation on such Lender's Term B Note of the receipt of such payment. The outstanding amount of the Term B Loan set forth on such Lender's Term B Note Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Lender, but the failure to record, or any error in so recording, any such amount on such Lender's Term B Note Record shall not limit or otherwise affect the obligations of the Borrowers hereunder or under any Term B Note to make payments of principal of or interest on any Term B Note when due. Upon receipt of an affidavit of an officer of any Lender as to the loss, theft, destruction or mutilation of any Term B Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such Term B Note or other security document, the Borrowers will issue, in lieu thereof, a replacement Term B Note or other security document in the same principal amount thereof and otherwise of like tenor.

     Section 3.4.  Interest on Term Loans.

(a)

Except as otherwise provided in Section 4.10, the outstanding amount of the Term A Loan shall bear interest during each Interest Period relating to all or any portion of the Term A Loan at the following rates:

(i)

To the extent that all or any portion of the Term A Loan bears interest during such Interest Period at the Prime Rate, the Term A Loan or such portion shall bear interest during such Interest Period at a rate equal to the Prime Rate.

(ii)

To the extent that all or any portion of the Term A Loan bears interest during such Interest Period at the LIBOR Rate, the Term A Loan or such portion shall bear interest during such Interest Period at a rate equal to the LIBOR Rate for such Interest Period plus one and three-eighths percent (1.375%) per annum.

(b)

Except as otherwise provided in Section 4.10, the outstanding amount of Term B Loan shall bear interest during each Interest Period relating to all or any portion of the Term B Loan at the following rates:

(i)

To the extent that all or any portion of the Term B Loan bears interest during such Interest Period at the Prime Rate, the Term B Loan or such portion shall bear interest during such Interest Period at a rate equal to the Prime Rate.

(ii)

To the extent that all or any portion of the Term B Loan bears interest during such Interest Period at the LIBOR Rate, the Term B Loan or such portion shall bear interest during such Interest Period at a rate equal to the LIBOR Rate for such Interest Period plus the greater of (A) one and three-quarters percent (1.75%) per annum and (B) the Applicable Margin for Revolving Credit Loans which are LIBOR Rate Loans.

(c)	Interest Payments. The Borrowers jointly and severally unconditionally promise to pay interest on the Term Loans in arrears on each Interest Payment Date with respect thereto.

     Section 3.5.  Conversion Options.  The provisions of Section 2.6 shall apply mutatis mutandis with respect to all or any portion of the Term Loans so that the Borrowers may have the same interest rate options with respect to all or any portion of the Term Loans as they would be entitled to with respect to the Revolving Credit Loans.

     Section 3.6.  Mandatory Repayment of Term A Loan.  In the event any of the Borrowers or any of their Subsidiaries receive any Net Cash Proceeds from the sale or other disposition or refinancing of any Real Estate, the Borrowers shall, within three (3) Business Days of receipt of any such Net Cash Proceeds, repay the outstanding amount of the Term A Loan by an amount equal to 100% of such Net Cash Proceeds. Such mandatory prepayments shall be allocated among the Lenders, in proportion, as nearly as practicable, to the respective outstanding principal amount of each Lenders' Term A Note, with adjustments to the extent practicable to equalize any prior payments not exactly in proportion. No amount repaid with respect to the Term A Loan may be reborrowed.

     Section 3.7.  Repayment of the Term A Loan at Maturity.  The Borrowers jointly and severally promise to pay on the Term A Maturity Date, and there shall become absolutely due and payable on the Term A Maturity Date, all unpaid principal of the Term A Loan outstanding on such date, together with any and all accrued and unpaid interest thereon, and any and all other unpaid amounts due under this Credit Agreement, the Term A Notes or any other of the Loan Documents in respect of the Term A Loan.

     Section 3.8.  Repayment of the Term B Loan at Maturity; Term B Loan Extension of Maturity Date and Amortization.

(a)

The Borrowers jointly and severally promise to pay on the Term B Maturity Date, and there shall become absolutely due and payable on the Term B Maturity Date, all unpaid principal of the Term B Loan outstanding on such date, together with any and all accrued and unpaid interest thereon, and any and all other unpaid amounts due under this Credit Agreement, the Term B Notes or any other of the Loan Documents in respect of the Term B Loan.

(b)

The Borrowers may on up to two (2) occasions, by notice to the Administrative Agent given at least one hundred twenty (120) days prior to the then scheduled Term B Maturity Date, extend such Term B Maturity Date for an additional one (1) year period, provided that no Default or Event of Default shall have occurred and be continuing at the time of each such notice and such extension and that the Borrowers pay an aggregate extension fee equal to 0.25% of the then outstanding amount of the Term B Loan at the time of each such notice. If the Term B Maturity Date shall have been extended as set forth above, the Borrowers promise to pay to the Administrative Agent for the account of the Lenders during such extended period, quarterly principal repayments of the Term B Loan based on a 25-year straight line amortization schedule, with such installments to be due and payable on the last day of each calendar quarter of each calendar year commencing on the first such date following the originally scheduled Term B Loan Maturity Date, with a final payment on the extended Term B Loan Maturity Date in an amount equal to the unpaid balance of the Term B Loan, together with any and all accrued and unpaid interest thereon, and any and all other unpaid amounts due under this Credit Agreement, the Term B Notes or any other of the Loan Documents in respect of the Term B Loan.

     Section 3.9.  Optional Repayments of Term Loan.  The Borrowers shall have the right, at their election, to prepay the outstanding amount of any Term Loan, in whole or in part, at any time without penalty or premium; provided that the outstanding amount of any Term Loan that is a LIBOR Rate Loan may not be prepaid unless the Borrowers pay any LIBOR Breakage Costs for each LIBOR Rate Loan so prepaid at the time of such prepayment. The Borrower Representative shall give the Administrative Agent, no later than 10:00 a.m., New York City time, at least two (2) Business Days' prior written notice of any prepayment pursuant to this Section 3.9 of any Term Loan that is a Prime Rate Loan, and at least four (4) LIBOR Business Days' notice of any proposed prepayment pursuant to this Section 3.9 of any Term Loan that is a LIBOR Rate Loans, specifying the proposed date of prepayment of Term Loan and the principal amount to be prepaid. Each such partial prepayment of the Term Loans shall be in an amount of $5,000,000 or integral multiple of $500,000 in excess thereof, or, if less, shall be accompanied by the payment of all charges outstanding on such Term Loan and of all accrued interest on the principal of such Term Loan prepaid to the date of payment, and shall be applied, in the absence of instruction by the Borrower Representative, first to the principal of any such Term Loan that is a Prime Rate Loan and then to the principal of any such Term Loan that is a LIBOR Rate Loan, at the Administrative Agent's option. No amount of any Term Loan that is prepaid may be re-borrowed.

     Section 4.  CERTAIN GENERAL PROVISIONS.

     Section 4.1  Fees.  The Borrowers jointly and severally agree to pay to the Administrative Agent an administration fee (the "Administration Fee"), and a closing fee (the "Closing Fee"), as set forth in that certain letter agreement dated as of September 22, 2000, between the Borrower Representative and the Administrative Agent (the "Fee Letter").

     Section 4.2.  Funds for Payments.

(a)

All payments of principal, interest, fees, and any other amounts due hereunder or under any of the other Loan Documents shall be made to the Administrative Agent, for the respective accounts of the Lenders or (as the case may be) the Administrative Agent, at the Administrative Agent's Head Office, in each case in Dollars and in immediately available funds.

(b)

All payments by the Borrowers hereunder and under any of the other Loan Documents shall be made without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory liens, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrowers are compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrowers with respect to any amount payable by them hereunder or under any of the other Loan Documents, the Borrowers shall pay to the Administrative Agent, for the account of the Lenders or (as the case may be) the Administrative Agent, on the date on which such amount is due and payable hereunder or under such other Loan Document, such additional amount in Dollars as shall be necessary to enable the Lenders to receive the same net amount which the Lenders would have received on such due date had no such obligation been imposed upon the Borrowers. The Borrower Representative will deliver promptly to the Administrative Agent certificates or other valid vouchers for all taxes or other charges deducted from or paid with respect to payments made by the Borrowers hereunder or under such other Loan Document.

(c)

Each Lender that is not incorporated or organized under the laws of the United States of America or a state thereof or the District of Columbia (a "Non-U.S. Lender") agrees that, prior to the first date on which any payment is due to it hereunder, it will deliver to the Borrower Representative and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 or successor applicable form, as the case may be, certifying in each case that such Non-U.S. Lender is entitled to receive payments under this Credit Agreement and the Notes payable to it, without deduction or withholding of any United States federal income taxes. Each Non-U.S. Lender that so delivers a Form 1001 or 4224 pursuant to the preceding sentence further undertakes to deliver to each of the Borrower Representative and the Administrative Agent two further copies of Form 1001 or 4224 or successor applicable form, or other manner of certification, as the case may be, on or before the date that any such letter or form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower Representative, and such extensions or renewals thereof as may reasonably be requested by the Borrower Representative, certifying in the case of a Form 1001 or 4224 that such Non-U.S. Lender is entitled to receive payments under this Credit Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless in any such case an event (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Non-U.S. Lender from duly completing and delivering any such form with respect to it and such Non-U.S. Lender advises the Borrower Representative that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

(d)

The Borrowers shall not be required to pay any additional amounts to any Non-U.S. Lender in respect of United States Federal withholding tax pursuant to Section 4.2(b) to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to this Credit Agreement or, with respect to payments to a different lending office designated by the Non-U.S. Lender as its applicable lending office (a "New Lending Office"), the date such Non-U.S. Lender designated such New Lending Office with respect to the Loans; provided, however, that this clause (i) shall not apply to any transferee or New Lending Office as a result of an assignment, transfer or designation made at the request of the Borrowers; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any transferee, or Lender through a New Lending Office, would be entitled to receive without regard to this clause (i) do not exceed the indemnity payment or additional amounts that the Person making the assignment or transfer to such transferee, or Lender making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, transfer or designation; or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to comply with the provisions of paragraph (c) above.

     Section 4.3.  Computations.  All computations of interest on the Loans and of other fees to the extent applicable shall be made on the basis of a 360-day year and the actual number of days elapsed. Except as otherwise provided in the definition of the term "Interest Period" with respect to LIBOR Rate Loans, whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension. The outstanding amount of the Loans as reflected on the Note Records from time to time shall constitute prima facie evidence of the principal amount thereof.

     Section 4.4.  Inability to Determine LIBOR Rate.  In the event, prior to the commencement of any Interest Period relating to any LIBOR Rate Loan, the Administrative Agent shall reasonably determine that adequate and reasonable methods do not exist for ascertaining the LIBOR Rate that would otherwise determine the rate of interest to be applicable to any LIBOR Rate Loan during any Interest Period, the Administrative Agent shall forthwith give notice of such determination (which shall be conclusive and binding on the Borrowers) to the Borrower Representative and the Lenders. In such event (a) any Loan Request with respect to LIBOR Rate Loans shall be automatically withdrawn and shall be deemed a request for Prime Rate Loans, (b) each LIBOR Rate Loan will automatically, on the last day of the then current Interest Period thereof, become a Prime Rate Loan, and (c) the obligations of the Lenders to make LIBOR Rate Loans shall be suspended until the Administrative Agent reasonably determines that the circumstances giving rise to such suspension no longer exist, whereupon the Administrative Agent shall so notify the Borrower Representative and the Lenders.

     Section 4.5.  Illegality.  Notwithstanding any other provisions herein, if any present or future law, regulation, treaty or directive or in the interpretation or application thereof shall make it unlawful for any Lender to make or maintain LIBOR Rate Loans, such Lender shall forthwith give notice of such circumstances to the Borrower Representative and the other Lenders and thereupon (a) the commitment of such Lender to make LIBOR Rate Loans or convert Prime Rate Loans to LIBOR Rate Loans shall forthwith be suspended and (b) such Lender's Commitment Percentage of LIBOR Rate Loans then outstanding shall be converted automatically to Prime Rate Loans on the last day of each Interest Period applicable to such LIBOR Rate Loans or within such earlier period as may be required by law, all until such time as it is no longer unlawful for such Lender to make or maintain LIBOR Rate Loans. The Borrowers hereby jointly and severally agree to promptly pay the Administrative Agent for the account of such Lender, upon demand, any additional amounts necessary to compensate such Lender for any costs incurred by such Lender in making any conversion required by this Section 4.5 prior to the last day of an Interest Period with respect to a LIBOR Rate Loan, including any interest or fees payable by such Lender to lenders of funds obtained by it in order to make or maintain its LIBOR Rate Loans hereunder.

     Section 4.6.  Additional Costs, Etc.  If any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to any Lender or the Administrative Agent by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall:

          (a)  subject any Lender or the Administrative Agent to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Credit Agreement, the other Loan Documents, such Lender's Commitments or the Loans (other than taxes based upon or measured by the income or profits of such Lender or the Administrative Agent), or

          (b)  materially change the basis of taxation (except for changes in taxes on income or profits) of payments to any Lender of the principal of or the interest on any Loans or any other amounts payable to the Administrative Agent or any Lender under this Credit Agreement or the other Loan Documents, or

          (c)  impose or increase or render applicable (other than to the extent specifically provided for elsewhere in this Credit Agreement) any special deposit, reserve, assessment, liquidity, capital adequacy or other similar requirements (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by, or commitments of an office of any Lender, or

          (d)  impose on any Lender or the Administrative Agent any other conditions or requirements with respect to this Credit Agreement, the other Loan Documents, the Loans, such Lender's Commitments, or any class of loans, or commitments of which any of the Loans or such Lender's Commitments form a part;

and the result of any of the foregoing is

(i)  to increase the cost to any Lender of making, funding, issuing, renewing, extending or maintaining any of the Loans or such Lender's Commitments, or

(ii)  to reduce the amount of principal, interest or other amount payable to such Lender or the Administrative Agent hereunder on account of such Lender's Commitments or any of the Loans, or

(iii)  to require such Lender or the Administrative Agent to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by such Lender or the Administrative Agent from the Borrowers hereunder, then, and in each such case, the Borrowers will, within thirty (30) days of demand made by such Lender or (as the case may be) the Administrative Agent at any time and from time to time and as often as the occasion therefor may arise, pay to such Lender such additional amounts as such Lender shall determine in good faith to be sufficient to compensate such Lender for such additional cost, reduction, payment or foregone interest or other sum, provided that such Lender is generally imposing similar charges on its other similarly situated borrowers.

     Section 4.7.  Capital Adequacy.  If after the date hereof any Lender or the Administrative Agent determines that (i) the adoption of or change in any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) regarding capital requirements for banks or bank holding companies or any change in the interpretation or application thereof by a court or governmental authority with appropriate jurisdiction, or (ii) compliance by such Lender or the Administrative Agent or any Person controlling such Lender or the Administrative Agent with any law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) of any such Person regarding capital adequacy, has the effect of reducing the return on such Lender's or the Administrative Agent's Commitments with respect to any Loans to a level below that which such Lender or the Administrative Agent could have achieved but for such adoption, change or compliance (taking into consideration such Lender's or the Administrative Agent's then existing policies with respect to capital adequacy and assuming full utilization of such entity's capital) by any amount deemed by such Lender or (as the case may be) the Administrative Agent to be material, then such Lender or the Administrative Agent may notify the Borrower Representative of such fact. To the extent that the amount of such reduction in the return on capital is not reflected in the Prime Rate or the LIBOR Rate, the Borrowers jointly and severally agree to pay such Lender or (as the case may be) the Administrative Agent for the amount of such reduction in the return on capital as and when such reduction is determined within thirty (30) days of presentation by such Lender or (as the case may be) the Administrative Agent of a certificate in accordance with Section 4.8 hereof. Each Lender shall allocate such cost increases among its customers in good faith and on an equitable basis.

     Section 4.8.  Certificate.  A certificate setting forth any additional amounts payable pursuant to Sections 4.6 or 4.7 and a brief explanation of such amounts (including the calculation thereof) which are due, submitted by any Lender or the Administrative Agent to the Borrower Representative, shall be prima facie evidence that such amounts are due and owing.

     Section 4.9.  Indemnity.  In addition to the other provisions of this Credit Agreement regarding such matters, but without duplication to the extent a Lender has been compensated pursuant thereto, the Borrowers jointly and severally agree to indemnify the Administrative Agent and each Lender and to hold the Administrative Agent and each Lender harmless from and against any loss, cost or expense (including loss of anticipated profits) that the Administrative Agent or such Lender may sustain or incur as a consequence of (a) the failure by the Borrowers to pay any principal amount of or any interest on any LIBOR Rate Loans as and when due and payable, including any such loss or expense arising from interest or fees payable by the Administrative Agent or such Lender to lenders of funds obtained by it in order to maintain its LIBOR Rate Loans, (b) the failure by the Borrowers to make a borrowing or conversion after the Borrowers have given a Completed Revolving Credit Loan Request for a LIBOR Rate Loan or a Conversion Request for a LIBOR Rate Loan, and (c) the making of any payment of a LIBOR Rate Loan or the making of any conversion of any such Loan to a Prime Rate Loan on a day that is not the last day of the applicable Interest Period with respect thereto, including interest or fees payable by the Administrative Agent or a Lender to lenders of funds obtained by it in order to maintain any such LIBOR Rate Loans.

     Section 4.10.  Interest During Event of Default; Late Charges.  During the continuance of an Event of Default, outstanding principal and (to the extent permitted by applicable law) interest on the Loans and all other amounts payable hereunder or under any of the other Loan Documents shall bear interest at a rate per annum equal to four percent (4%) above the interest rate that would otherwise be applicable until such amount shall be paid in full (after as well as before judgment). In addition, the Borrowers shall pay on demand a late charge equal to five percent (5%) of any amount of principal and/or interest charges on the Loans which is not paid within ten (10) days of the date when due.

     Section 4.11.  Concerning Joint and Several Liability of the Borrowers.

     (a)  Each of the Borrowers is accepting joint and several liability hereunder and under the other Loan Documents in consideration of the financial accommodations to be provided by the Lenders under this Credit Agreement, for the mutual benefit, directly and indirectly, of each of the Borrowers and in consideration of the undertakings of each other Borrower to accept joint and several liability for the Obligations.

     (b)  Each of the Borrowers, jointly and severally, hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Borrowers, with respect to the payment and performance of all of the Obligations (including, without limitation, any Obligations arising under this Section 4.11), it being the intention of the parties hereto that all the Obligations shall be the joint and several Obligations of each of the Borrowers without preferences or distinction among them.

     (c)  If and to the extent that any of the Borrowers shall fail to make any payment with respect to any of the Obligations as and when due or to perform any of the Obligations in accordance with the terms thereof, then in each such event the other Borrowers will make such payment with respect to, or perform, such Obligation.

     (d)  The Obligations of each of the Borrowers under the provisions of this Section 4.11 constitute full recourse Obligations of each of the Borrowers enforceable against each such Person to the full extent of its properties and assets, irrespective of the validity, regularity or enforceability of this Credit Agreement or any other circumstance whatsoever.

     (e)  Except as otherwise expressly provided in this Credit Agreement, each of the Borrowers hereby waives notice of acceptance of its joint and several liability, notice of any Loans made under this Credit Agreement, notice of any action at any time taken or omitted by the Lenders under or in respect of any of the Obligations, and, generally, to the extent permitted by applicable law, all demands, notices and other formalities of every kind in connection with this Credit Agreement. Each of the Borrowers hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by the Lenders at any time or times in respect of any default by any of the Borrowers in the performance or satisfaction of any term, covenant, condition or provision of this Credit Agreement, any and all other indulgences whatsoever by the Lenders in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any of the Borrowers. Without limiting the generality of the foregoing, each of the Borrowers assents to any other action or delay in acting or failure to act on the part of the Lenders with respect to the failure by any of the Borrowers to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this Section 4.11, afford grounds for terminating, discharging or relieving any of the Borrowers, in whole or in part, from any of its Obligations under this Section 4.11, it being the intention of each of the Borrowers that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrowers under this Section 4.11 shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each of the Borrowers under this Section 4.11 shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, re-construction or similar proceeding with respect to any of the Borrowers or the Lenders. The joint and several liability of the Borrowers hereunder shall continue in full force and effect notwithstanding any absorption, merger, amalgamation or any other change whatsoever in the name, membership, constitution or place of formation of any of the Borrowers or the Lenders.

          (f)  The provisions of this Section 4.11 are made for the benefit of the Lenders and their successors and assigns, and may be enforced against any or all of the Borrowers as often as occasion therefor may arise and without requirement on the part of the Lenders first to marshal any of their claims or to exercise any of their rights against any other Borrower or to exhaust any remedies available to them against any other Borrower or to resort to any other source or means of obtaining payment of any of the Obligations hereunder or to elect any other remedy. The provisions of this Section 4.11 shall remain in effect until all of the Obligations shall have been paid in full or otherwise fully satisfied. If at any time, any payment, or any part thereof, made in respect of any of the Obligations, is rescinded or must otherwise be restored or returned by the Lenders upon the insolvency, bankruptcy or reorganization of any of the Borrowers, or otherwise, the provisions of this Section 4.11 will forthwith be reinstated in effect, as though such payment had not been made.

     Section 4.12  Interest Limitation.  All agreements between the Borrowers and the Guarantors, on the one hand, and the Lenders and the Administrative Agent, on the other hand, are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the Loans or otherwise, shall the amount paid or agreed to be paid to the Lenders for the use or the forbearance of the Loans exceed the maximum permissible under applicable law. As used herein, the term "applicable law" shall mean the law in effect as of the date hereof; provided, however that in the event there is a change in the law which results in a higher permissible rate of interest, then this Credit Agreement and other Loan Document shall be governed by such new law as of its effective date. In this regard, it is expressly agreed that it is the intent of the Borrowers and the Guarantors and the Lenders and the Administrative Agent in the execution, delivery and acceptance of this Credit Agreement and the other Loan Documents to contract in strict compliance with the laws of the State of New York from time to time in effect. If, under or from any circumstances whatsoever, fulfillment of any provision hereof or of any of the other Loan Documents at the time of performance of such provision shall involve transcending the limit of such validity prescribed by applicable law, then the obligation to be fulfilled shall automatically be reduced to the limits of such validity, and if under or from any circumstances whatsoever any Lender should ever receive as interest any amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance of the Loans and not to the payment of interest. This provision shall control every other provision of all agreements between the Borrowers and the Guarantors and the Lenders and the Administrative Agent.

     Section 4.13.  Reasonable Efforts to Mitigate.  Each Lender agrees that as promptly as practicable after it becomes aware of the occurrence of an event or the existence of a condition that would cause it to be affected under Sections 4.5, 4.6 or 4.7, such Lender will give notice thereof to the Borrower Representative, with a copy to the Administrative Agent and, to the extent so requested by the Borrower Representative and not inconsistent with regulatory policies applicable to such Lender, such Lender shall use reasonable efforts and take such actions as are reasonably appropriate (including the changing of its lending office or branch) if as a result thereof the additional moneys which would otherwise be required to be paid to such Lender pursuant to such sections would be reduced other than for de minimus amounts, or the illegality or other adverse circumstances which would otherwise require a conversion of such Loans or result in the inability to make such Loans pursuant to such sections would cease to exist, and in each case if, as determined by such Lender in its sole discretion, the taking such actions would not adversely affect such Loans.

     Section 4.14.  Replacement of Lenders.  If any Lender (an "Affected Lender") (i) makes demand upon the Borrowers for (or if the Borrowers are otherwise required to pay) amounts pursuant to Sections 4.5, 4.6 or 4.7, or (ii) is unable to make or maintain LIBOR Rate Loans as a result of a condition described in Section 4.5, the Borrower Representative may, within 90 days of receipt of such demand, notice (or the occurrence of such other event causing the Borrowers to be required to pay such compensation or causing Section 4.5 to be applicable) as the case may be, by notice (a "Replacement Notice") in writing to the Administrative Agent and such Affected Lender (A) request the Affected Lender to cooperate with the Borrowers in obtaining a replacement lender satisfactory to the Administrative Agent and the Borrowers (the "Replacement Lender"); (B) request the non-Affected Lenders to acquire and assume all of the Affected Lender's Loans and Revolving Credit Commitment as provided herein, but none of such Lenders shall be under an obligation to do so; or (C) designate a Replacement Lender which is an Eligible Assignee and is reasonably satisfactory to the Administrative Agent other than when an Event of Default has occurred and is continuing and absolutely satisfactory to the Administrative Agent when an Event of Default has occurred and is continuing. If any satisfactory Replacement Lender shall be obtained, and/or any of the non-Affected Lenders shall agree to acquire and assume all of the Affected Lender's Loans and Revolving Credit Commitment, then such Affected Lender shall assign, in accordance with Section 18, all of its Revolving Credit Commitment, Loans, Notes and other rights and obligations under this Credit Agreement and all other Loan Documents to such Replacement Lender or non-Affected Lenders, as the case may be, in exchange for payment of the principal amount so assigned and all interest and fees accrued on the amount so assigned, plus all other Obligations then due and payable to the Affected Lender; provided, however, that (x) such assignment shall be in accordance with the provisions of Section 18, shall be without recourse, representation or warranty and shall be on terms and conditions reasonably satisfactory to such Affected Lender and such Replacement Lender and/or non-Affected Lenders, as the case may be, and (y) prior to any such assignment, the Borrowers shall have paid to such Affected Lender all amounts properly demanded and unreimbursed under Sections 4.5, 4.6 and 4.9.

     Section 5.  GUARANTIES.  Each of the Guarantors will jointly and severally guaranty all of the Obligations pursuant to its Guaranty. The Obligations are full recourse obligations of each Borrower and each Guarantor, and all of the respective assets and properties of each Borrower and each Guarantor shall be available for the payment in full in cash and performance of the Obligations. Other than during the continuance of a Default or an Event of Default, at the request of the Borrower Representative, the Guaranty of any Subsidiary Guarantor shall be released by the Administrative Agent if and when all of the Real Estate owned by such Subsidiary Guarantor shall cease to be Unencumbered Properties pursuant to the terms of this Credit Agreement. The Administrative Agent will use good faith efforts to cause notice of the addition or release of any Guarantor to be delivered to each Lender in accordance with Section 14.12 and in any event on the same day or the Business Day following the day such notice is received by the Administrative Agent.

     Section 6.  REPRESENTATIONS AND WARRANTIES.  Each of the Borrowers for itself and for each of the other Borrowers and for each Guarantor insofar as any such statements relate to such Guarantor represents and warrants to the Administrative Agent and the Lenders all of the statements contained in this Section 6.

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

          (c)  Due Authorization. The execution, delivery and performance of this Credit Agreement and the other Loan Documents to which any of the Borrowers or any of the Guarantors is or is to become a party and the transactions contemplated hereby and thereby (i) are within the authority of such Borrower and such Guarantor, (ii) have been duly authorized by all necessary proceedings on the part of such Borrower or such Guarantor and any general partner or other controlling Person thereof, (iii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which such Borrower or such Guarantor is subject or any judgment, order, writ, injunction, license or permit applicable to such Borrower or such Guarantor, (iv) do not conflict with any provision of the agreement of limited partnership, any certificate of limited partnership, the charter documents or by-laws of such Borrower or such Guarantor or any general partner or other controlling Person thereof, and (v) do not contravene any provisions of, or constitute a default, Default or Event of Default hereunder or a failure to comply with any term, condition or provision of, any other agreement, instrument, judgment, order, decree, permit, license or undertaking binding upon or applicable to such Borrower or such Guarantor or any of such Borrower's or such Guarantor's properties (except for any such failure to comply under any such other agreement, instrument, judgment, order, decree, permit, license, or undertaking as would not materially and adversely affect the condition (financial or otherwise), properties, business or results of operations of any Borrower, the Operating Subsidiaries or any Guarantor) or result in the creation of any mortgage, pledge, security interest, lien, encumbrance or charge upon any of the properties or assets of any Borrower, the Operating Subsidiaries or any Guarantor.

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

     Section 6.2.  Governmental Approvals.  The execution, delivery and performance by each Borrower of this Credit Agreement and by each Borrower and each Guarantor of the other Loan Documents to which such Borrower or such Guarantor is or is to become a party and the transactions contemplated hereby and thereby do not require (i) the approval or consent of any governmental agency or authority other than those already obtained, or (ii) filing with any governmental agency or authority, other than filings which will be made with the SEC when and as required by law.

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

     Section 6.4.  Financial Statements.  The following financial statements have been furnished to each of the Lenders:

          (a)  The audited consolidated balance sheet of Sovran and its Subsidiaries (including, without limitation, SALP) as of December 31, 1999 and their related consolidated income statements for the fiscal year ended December 31, 1999 and the unaudited consolidated balance sheet of Sovran and its Subsidiaries as of September 30, 2000 and their related consolidated income statements for the fiscal quarter then ended, certified by the chief financial officer of Sovran. Such balance sheet and income statements have been prepared in accordance with GAAP and fairly present the financial condition of Sovran and its Subsidiaries as of the close of business on the dates thereof and the results of operations for the fiscal periods then ended. There are no contingent liabilities of Sovran as of such dates involving material amounts, known to the officers of the Borrowers, not disclosed in said financial statements and the related notes thereto.

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

     Section 6.7.  Litigation.  Except as stated on Schedule 6.7 there are no actions, suits, proceedings or investigations of any kind pending or threatened against any Borrower, any Guarantor or any of their respective Subsidiaries before any court, tribunal or administrative agency or board that, if adversely determined, might, either individually or in the aggregate, materially adversely affect the properties, assets, financial condition or business of such Borrower, such Guarantor or their respective Subsidiaries or materially impair the right of such Borrower, such Guarantor or their respective Subsidiaries to carry on their respective businesses substantially as now conducted by them, or result in any substantial liability not adequately covered by insurance, or for which adequate reserves are not maintained, as reflected in the applicable financial statements of the Borrowers, or which question the validity of this Credit Agreement or any of the other Loan Documents, or any action taken or to be taken pursuant hereto or thereto.

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

          (b)  To the best of the Borrowers' knowledge, each Partially-Owned Entity (i) has timely made or filed all federal, state and local income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject, (ii) has paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, and (iii) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. To the best of the Borrowers' knowledge, except as otherwise disclosed in writing to the Administrative Agent, there are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction from any Partially-Owned Entity, and the officers of the Borrowers know of no basis for any such claim.

     Section 6.11.  No Event of Default; No Materially Adverse Changes.  No default, Default or Event of Default has occurred and is continuing. Since September 30, 2000, there has occurred no materially adverse change in the financial condition or business of Sovran and its Subsidiaries or SALP and its Subsidiaries as shown on or reflected in the consolidated balance sheet of Sovran and its Subsidiaries as at September 30, 2000, or the consolidated statement of income for the fiscal quarter then ended, other than changes in the ordinary course of business that have not had any materially adverse effect either individually or in the aggregate on the business or financial condition or properties of Sovran, SALP or any of their respective Subsidiaries.

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

     Section 6.16.  Employee Benefit Plans.

            Section 6.16.1.  In General.  Each Employee Benefit Plan and each Guaranteed Pension Plan has been maintained and operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions and the bonding of fiduciaries and other persons handling plan funds as required by Section 412 of ERISA. The Borrowers have heretofore delivered to the Administrative Agent the most recently completed annual report, Form 5500, with all required attachments, and actuarial statement required to be submitted under Section 103(d) of ERISA, with respect to each Guaranteed Pension Plan.

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

          Section 6.16.3.  Guaranteed Pension Plans.  Each contribution required to be made to a Guaranteed Pension Plan, whether required to be made to avoid the incurrence of an accumulated funding deficiency, the notice or lien provisions of Section 302(f) of ERISA, or otherwise, has been timely made. No waiver of an accumulated funding deficiency or extension of amortization periods has been received with respect to any Guaranteed Pension Plan, and neither any Borrower or any Guarantor nor any ERISA Affiliate is obligated to or has posted security in connection with an amendment to a Guaranteed Pension Plan pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code. No liability to the PBGC (other than required insurance premiums, all of which have been paid) has been incurred by any Borrower or any Guarantor or any ERISA Affiliate with respect to any Guaranteed Pension Plan and there has not been any ERISA Reportable Event (other than an ERISA Reportable Event as to which the requirement of thirty (30) days notice has been waived), or any other event or condition which presents a material risk of termination of any Guaranteed Pension Plan by the PBGC. Based on the latest valuation of each Guaranteed Pension Plan (which in each case occurred within twelve months of the date of this representation), and on the actuarial methods and assumptions employed for that valuation, the aggregate benefit liabilities of all such Guaranteed Pension Plans within the meaning of Section 4001 of ERISA did not exceed the aggregate value of the assets of all such Guaranteed Pension Plans, disregarding for this purpose the benefit liabilities and assets of any Guaranteed Pension Plan with assets in excess of benefit liabilities, by more than $500,000.

          Section 6.16.4.  Multiemployer Plans.  Neither any Borrower nor any Guarantor nor any ERISA Affiliate has incurred any material liability (including secondary liability) to any Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan under Section 4201 of ERISA or as a result of a sale of assets described in Section 4204 of ERISA. Neither any Borrower nor any Guarantor nor any ERISA Affiliate has been notified that any Multiemployer Plan is in reorganization or insolvent under and within the meaning of Section 4241 or Section 4245 of ERISA or is at risk of entering reorganization or becoming insolvent, or that any Multiemployer Plan intends to terminate or has been terminated under Section 4041A of ERISA.

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

          (b)  None of any Borrower, any Guarantor or any of their respective Subsidiaries has received notice from any third party, including, without limitation, any federal, state or local governmental authority, (i) that it has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party under CERCLA with respect to a site listed on the National Priorities List, 40 C.F.R. Part 300 Appendix B (1986), (ii) that any hazardous waste, as defined by 42 U.S.C. Section 6903(5), any hazardous substances as defined by 42 U.S.C. Section 9601(14), any pollutant or contaminant as defined by 42 U.S.C. Section 9601(33) or any toxic substances, oil or hazardous materials or other chemicals or substances regulated by any Environmental Laws ("Hazardous Substances") which it has generated, transported or disposed of has been found at any site at which a federal, state or local agency or other third party has conducted or has ordered that any Borrower, any Guarantor or any of their respective Subsidiaries conduct a remedial investigation, removal or other response action pursuant to any Environmental Law, or (iii) that it is or shall be a named party to any claim, action, cause of action, complaint, or legal or administrative proceeding (in each case, contingent or otherwise) arising out of any third party's incurrence of costs, expenses, losses or damages of any kind whatsoever in connection with the release of Hazardous Substances; which event described in any such notice would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property.

          (c)  Except as set forth on Schedule 6.18, (i) no portion of the Real Estate has been used for the handling, processing, storage or disposal of Hazardous Substances except in accordance with applicable Environmental Laws; and no underground tank or other underground storage receptacle for Hazardous Substances is located on any portion of any Real Estate except in accordance with applicable Environmental Laws, (ii) in the course of any activities conducted by the Borrowers, the Guarantors, their respective Subsidiaries or the operators of their respective properties, or any ground or space tenants on any Real Estate, no Hazardous Substances have been generated or are being used on such Real Estate except in accordance with applicable Environmental Laws, (iii) there has been no present or past releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping (a "Release") or threatened Release of Hazardous Substances on, upon, into or from the Real Estate, (iv) there have been no Releases on, upon, from or into any real property in the vicinity of any of the Real Estate which, through soil or groundwater contamination, may have come to be located on such Real Estate, and (v) any Hazardous Substances that have been generated on any of the Real Estate during ownership thereof by a Borrower or a Guarantor or any of their respective Subsidiaries have been transported off-site only by carriers having an identification number issued by the EPA, treated or disposed of only by treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities have been and are, to the best of the Borrowers' knowledge, operating in compliance with such permits and applicable Environmental Laws; any of which events described in clauses (i) through (v) above would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property. Notwithstanding that the representations contained herein are limited to the knowledge of the Borrowers, any such limitation shall not affect the covenants specified in Section 7.11 or elsewhere in this Credit Agreement.

          (d)  None of the Borrowers, the Guarantors or the Real Estate is subject to any applicable Environmental Law requiring the performance of Hazardous Substances site assessments, or the removal or remediation of Hazardous Substances, or the giving of notice to any governmental agency or the recording or delivery to other Persons of an environmental disclosure document or statement, by virtue of the transactions set forth herein and contemplated hereby, or as a condition to the effectiveness of any other transactions contemplated hereby.

     Section 6.19.  Subsidiaries.  Schedule 6.19 sets forth all of the respective Subsidiaries of Sovran or SALP, and Schedule 6.19 will be updated to reflect any subsequent Guarantor and its Subsidiaries, if any.

     Section 6.20.  Loan Documents.  All of the representations and warranties of the Borrowers and the Guarantors made in this Credit Agreement and in the other Loan Documents or any document or instrument delivered to the Administrative Agent or the Lenders pursuant to or in connection with any of such Loan Documents are true and correct in all material respects and do not include any untrue statement of a material fact or omit to state a material fact required to be stated or necessary to make such representations and warranties not materially misleading.

     Section 6.21.  REIT Status.  Sovran has not taken any action that would prevent it from maintaining its qualification as a REIT for its tax year ended December 31, 2000, or from maintaining such qualification at all times during the term of the Loans. Sovran is not a "pension held REIT" within the meaning of Section 856(h)(3)(D) of the Code.

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

     Section 6.24.  Title Policies.  To the best of the Borrowers' knowledge, except as set forth on Schedule 6.24 hereto, each of the Title Policies delivered to the Administrative Agent pursuant to Section 10.5 with respect to an Unencumbered Property remains true and correct in all material respects as of the Closing Date.

     Section 7.  AFFIRMATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS.  Each of the Borrowers for itself and on behalf of each of the Guarantors (if and to the extent expressly included in Subsections contained in this Section) covenants and agrees that, so long as any Loan or Note is outstanding or the Lenders have any obligation to make any Loans:

     Section 7.1.  Punctual Payment.  The Borrowers will duly and punctually pay or cause to be paid the principal and interest on the Loans and all interest, fees, charges and other amounts provided for in this Credit Agreement and the other Loan Documents, all in accordance with the terms of this Credit Agreement and the Notes, and the other Loan Documents.

     Section 7.2.  Maintenance of Office.  Each of the Borrowers and the Guarantors will maintain its chief executive office in Buffalo, New York, or at such other place in the contiguous United States of America as each of them shall designate upon written notice to the Administrative Agent to be delivered within five (5) days of such change, where notices, presentations and demands to or upon the Borrowers and the Guarantors, as the case may be, in respect of the Loan Documents may be given or made.

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

     Section 7.4.  Financial Statements, Certificates and Information.  The Borrowers will deliver to the Administrative Agent:

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

each setting forth in comparative form the figures for the previous fiscal year and all such statements to be in reasonable detail, prepared in accordance with GAAP, and, in each case, accompanied by an auditor's report prepared without qualification by the Accountants, together with a written statement from such Accountants to the effect that they have read a copy of this Credit Agreement, and that, in making the examination necessary to said certification, they have obtained no knowledge of any default, Default, Event of Default or of any facts or circumstances that would cause Sovran not to continue to qualify as a REIT for federal income tax purposes, or, if such accountants shall have obtained knowledge of any then existing default, Default, Event of Default or such facts or circumstances, they shall make disclosure thereof in such statement;

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

          (c)  simultaneously with the delivery of the financial statements referred to in subsections (a) and (b) above, a statement in the form of Exhibit D hereto signed by the chief financial officer of SALP or Sovran, as applicable, and (if applicable) reconciliations to reflect changes in GAAP since September 30, 2000; and, in the case of Sovran, setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof;

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

          (g)  as soon as practicable, but in any event not later than ninety (90) days after the end of each fiscal year of Sovran, copies of the Form 10-K statement filed by Sovran with the SEC for such fiscal year, and as soon as practicable, but in any event not later than forty-five (45) days after the end of each fiscal quarter of Sovran, copies of the Form 10-Q statement filed by Sovran with the SEC for such fiscal quarter; and

          (h)  from time to time such other financial data and information about the Borrowers, the Guarantors, their respective Subsidiaries, the Real Estate and the Partially-Owned Entities which is prepared by such Person in the normal course of its business or is required for securities and tax law compliance as the Administrative Agent or any Lender may reasonably request, including without limitation occupancy information, existing environmental reports, and insurance certificates with respect to the Real Estate (including the Unencumbered Properties) and tax returns.

     Section 7.5.  Notices.

          (a)  Defaults. Each Borrower will, and will cause each Guarantor, as applicable, to, promptly notify the Administrative Agent in writing of the occurrence of any default, Default or Event of Default. If any Person shall give any notice or take any other action in respect of (x) a claimed default (whether or not constituting a Default or an Event of Default) under this Credit Agreement or (y) a claimed default by any Borrower, any Guarantor or any of their respective Subsidiaries, as applicable, under any note, evidence of Indebtedness, indenture or other obligation to which or with respect to which any of them is a party or obligor, whether as principal, guarantor or surety, and such default would permit the holder of such note or obligation or other evidence of Indebtedness to accelerate the maturity thereof or otherwise cause the entire Indebtedness to become due, such Borrower or such Guarantor, as the case may be, shall forthwith give written notice thereof to the Administrative Agent, describing the notice or action and the nature of the claimed failure to comply.

          (b)  Environmental Events. Each Borrower will, and will cause each Guarantor to, promptly give notice in writing to the Administrative Agent (i) upon such Borrower's or such Guarantor's obtaining knowledge of any material violation of any Environmental Law regarding any Real Estate or such Borrower's or such Guarantor's operations or the operations of any of their Subsidiaries, (ii) upon such Borrower's or such Guarantor's obtaining knowledge of any known Release of any Hazardous Substance at, from, or into any Real Estate which it reports in writing or is reportable by it in writing to any governmental authority and which is material in amount or nature or which could materially affect the value of such Real Estate, (iii) upon such Borrower's or such Guarantor's receipt of any notice of material violation of any Environmental Laws or of any material Release of Hazardous Substances in violation of any Environmental Laws or any matter that may be a Disqualifying Environmental Event, including a notice or claim of liability or potential responsibility from any third party (including without limitation any federal, state or local governmental officials) and including notice of any formal inquiry, proceeding, demand, investigation or other action with regard to (A) such Borrower's or such Guarantor's or any other Person's operation of any Real Estate, (B) contamination on, from or into any Real Estate, or (C) investigation or remediation of off-site locations at which such Borrower or such Guarantor or any of its predecessors are alleged to have directly or indirectly disposed of Hazardous Substances, or (iv) upon such Borrower's or such Guarantor's obtaining knowledge that any expense or loss has been incurred by such governmental authority in connection with the assessment, containment, removal or remediation of any Hazardous Substances with respect to which such Borrower or such Guarantor or any Partially-Owned Entity may be liable or for which a lien may be imposed on any Real Estate; any of which events described in clauses (i) through (iv) above would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property.

          (c)  Notification of Claims against Unencumbered Properties. Each Borrower will, and will cause each Guarantor to, promptly upon becoming aware thereof, notify the Administrative Agent in writing of any setoff, claims, withholdings or other defenses to which any of the Unencumbered Properties are subject, which (i) would have a material adverse effect on (x) the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or (y) the value of such Unencumbered Property, or (ii) with respect to such Unencumbered Property, constitute a Disqualifying Environmental Event, a Disqualifying Legal Event, a Disqualifying Building Event or a Lien which is not a Permitted Lien.

          (d)  Notice of Litigation and Judgments. Each Borrower will, and will cause each Guarantor to, and the Borrowers will cause each of their respective Subsidiaries to, give notice to the Administrative Agent in writing within ten (10) days of becoming aware of any litigation or proceedings threatened in writing or any pending litigation and proceedings an adverse determination in which could materially affect any Borrower, any Guarantor or any of their respective Subsidiaries or any Unencumbered Property or to which any Borrower, any Guarantor or any of their respective Subsidiaries is or is to become a party involving an uninsured claim against any Borrower, any Guarantor or any of their respective Subsidiaries that could reasonably be expected to have a materially adverse effect on such Borrower or such Guarantor or their respective properties, business, assets, financial condition or prospects or on the value or operation of the Unencumbered Properties and stating the nature and status of such litigation or proceedings. Each Borrower will, and will cause each of the Guarantors and the Subsidiaries to, give notice to the Administrative Agent, in writing, in form and detail reasonably satisfactory to the Administrative Agent, within ten (10) days of any judgment not covered by insurance, final or otherwise, against any Borrower, any Guarantor or any of their Subsidiaries in an amount in excess of $100,000.

          (e)  Acquisition and Disposition of Real Estate. The Borrower Representative shall notify the Administrative Agent in writing within seven (7) Business Days of the acquisition and, for so long as the Term A Loan is outstanding hereunder, the disposition of any Real Estate by any Borrower, any Guarantor, any of their respective Subsidiaries or any Partially-Owned Entity (whether or not such acquisition was made with proceeds of the Loans), which notice shall include, with respect to such Real Estate, its owner (if other than SALP), its address, a brief description, a summary of occupancy levels, a proforma and historic (if available) income statement and a summary of the key business terms of such acquisition (including sources and uses of funds for such acquisition), a summary of the principal terms of any financing for such Real Estate, and a statement as to whether such Real Estate qualifies as an Unencumbered Property.

          (f)  Notice to Lenders. The Administrative Agent will use good faith efforts to cause any notice delivered under this Section 7.5 to be delivered to each Lender in accordance with Section 14.12 and in any event on the same day or the Business Day following the day such notice is received by the Administrative Agent.

     Section 7.6.  Existence of SALP, Holdings and Subsidiary Guarantors; Maintenance of Properties.  SALP for itself and for Holdings and each Subsidiary Guarantor (insofar as any such statements relate to Holdings or such Subsidiary Guarantor) will do or cause to be done all things necessary to, and shall, preserve and keep in full force and effect its existence as a limited partnership, corporation or another legally constituted entity, and will do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries, and will not, and will not cause or permit any of its Subsidiaries to, convert to a limited liability company or a limited liability partnership. SALP shall be the owner of substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to own any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. SALP (a) will cause all necessary repairs, renewals, replacements, betterments and improvements to be made to all Real Estate owned or controlled by it or by any of its Subsidiaries or any Subsidiary Guarantor, all as in the judgment of SALP or such Subsidiary or such Subsidiary Guarantor may be necessary so that the business carried on in connection therewith may be properly conducted at all times, subject to the terms of the applicable Leases and partnership agreements or other entity charter documents, (b) will cause all of its other properties and those of its Subsidiaries and the Subsidiary Guarantors used or useful in the conduct of its business or the business of its Subsidiaries or such Subsidiary Guarantor to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, and (c) will, and will cause each of its Subsidiaries and each Subsidiary Guarantor to, continue to engage exclusively in the business of owning and operating self storage facilities, which self storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Credit Agreement shall prevent the Borrowers from entering into Tower Leases or occasional non-material Leases of retail or office space incidental to the Borrowers' owning and operating self storage facilities; and provided further that nothing in this Section 7.6 shall prevent any Borrower from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of SALP, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of the Borrowers and their respective Subsidiaries on a consolidated basis. Holdings shall at all times be a wholly-owned Subsidiary of Sovran and the sole general partner of SALP.

     Section 7.7.  Existence of Sovran; Maintenance of REIT Status of Sovran; Maintenance of Properties.  Sovran will do or cause to be done all things necessary to preserve and keep in full force and effect its existence as a Maryland corporation. Sovran will at all times maintain its status as a REIT and not to take any action which could lead to its disqualification as a REIT. Sovran shall at all times maintain its listing on the New York Stock Exchange. Sovran will continue to operate as a fully-integrated, self-administered and self-managed real estate investment trust which, together with its Subsidiaries (including, without limitation SALP) owns and operates an improved property portfolio comprised exclusively of self-storage facilities. Sovran will not engage in any business other than the business of acting as a REIT and serving as a limited partner of SALP and as a member, partner or stockholder of other Persons as permitted by this Credit Agreement. Sovran shall conduct all or substantially all of its business operations through SALP, and shall not own real estate assets outside of its interests in SALP. Sovran shall cause SALP to own substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to become the owner of any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. Sovran shall do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries. Sovran shall (a) cause all of its properties and those of its Subsidiaries used or useful in the conduct of its business or the business of its Subsidiaries to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, (b) cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of Sovran may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times, and (c) cause SALP and each of its Subsidiaries to continue to engage exclusively in the business of owning and operating self storage facilities, which self-storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Section 7.7 shall prevent Sovran from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of Sovran, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of Sovran and its Subsidiaries on a consolidated basis.

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

     Section 7.9.  Taxes.  Each Borrower will, and will cause each Guarantor to, pay or cause to be paid real estate taxes, other taxes, assessments and other governmental charges against the Real Estate before the same become delinquent and will duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue, all taxes, assessments and other governmental charges imposed upon its sales and activities, or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies that if unpaid might by law become a lien or charge upon any of the Real Estate; provided that any such tax, assessment, charge, levy or claim need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if such Borrower or such Guarantor shall have set aside on its books adequate reserves with respect thereto; and provided further that such Borrower or such Guarantor will pay all such taxes, assessments, charges, levies or claims forthwith upon the commencement of proceedings to foreclose any lien that may have attached as security therefor. If requested by the Administrative Agent, the Borrowers will provide evidence of the payment of real estate taxes, other taxes, assessments and other governmental charges against the Real Estate in the form of receipted tax bills or other form reasonably acceptable to the Administrative Agent.

     Section 7.10.  Inspection of Properties and Books.  Each Borrower will, and will cause each Guarantor to, permit the Lenders, through the Administrative Agent or any of the Lenders' other designated representatives, to visit and inspect any of the properties of any Borrower, any Guarantor or any of their respective Subsidiaries, to examine the books of account of the Borrowers, the Guarantors and their respective Subsidiaries (and to make copies thereof and extracts therefrom) and to discuss the affairs, finances and accounts of the Borrowers, the Guarantors and their respective Subsidiaries with, and to be advised as to the same by, its officers, all at such reasonable times and intervals as the Administrative Agent may reasonably request; provided that the Borrowers shall only be responsible for the costs and expenses incurred by the Administrative Agent in connection with such inspections after the occurrence and during the continuance of an Event of Default. The Administrative Agent and each Lender agrees to keep any non-public information delivered or made available by the Borrowers to it confidential from anyone other than persons employed or retained by the Administrative Agent or such Lender (including, without limitation, employees, officers, attorneys and other advisors) who, in the reasonable determination of the Administrative Agent or such Lender, reasonably need to know such information and who are or are expected to become engaged in evaluating, approving, structuring or administering the Loans or rendering legal advice in connection with the Loans; provided such employees, officers, attorneys and other advisors agree to keep such information confidential in accordance with this Section 7.10; and provided further that nothing herein shall prevent the Administrative Agent or any Lender or persons employed or retained by the Administrative Agent or such Lender from disclosing such information (i) to any other Lender, (ii) to any other person if reasonably incidental to the administration of the Loans, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority, (v) which has been publicly disclosed other than as a result of a disclosure by the Administrative Agent or any Lender which is not permitted by this Credit Agreement, (vi) in connection with any litigation to which the Administrative Agent, any Lender, or their respective Affiliates may be a party, (vii) to the extent reasonably required in connection with the exercise of any remedy hereunder, (viii) to the Administrative Agent's or such Lender's Affiliates, legal counsel and independent auditors, (ix) to any actual or proposed participant or Eligible Assignee of all or part of its rights hereunder, and (x) as otherwise required by law.

     Section 7.11.  Compliance with Laws, Contracts, Licenses, and Permits.  Each Borrower will, and will cause each Guarantor to, comply with, and will cause each of their respective Subsidiaries to comply with (a) all applicable laws and regulations now or hereafter in effect wherever its business is conducted, including, without limitation, all Environmental Laws and all applicable federal and state securities laws, (b) the provisions of its partnership agreement and certificate or corporate charter and other charter documents and by-laws, as applicable, (c) all material agreements and instruments to which it is a party or by which it or any of its properties may be bound (including the Real Estate and the Leases) and (d) all applicable decrees, orders, and judgments. If at any time while any Loan or Note is outstanding or the Lenders have any obligation to make Loans hereunder, any Permit shall become necessary or required in order that any Borrower may fulfill any of its obligations hereunder, the Borrowers and the Guarantors will immediately take or cause to be taken all reasonable steps within the power of the Borrowers or the Guarantors, as applicable, to obtain such Permit and furnish the Administrative Agent with evidence thereof.

     Section 7.12.  Use of Proceeds.  Subject at all times to the other provisions of this Credit Agreement the Borrowers will use the proceeds of the Loans solely to finance (a) the acquisition, renovation and construction of self storage facilities, (b) the repayment of Indebtedness, (c) stock repurchases in accordance with Section 8.7(a) and (d) general working capital needs.

     Section 7.13.  Acquisition of Unencumbered Properties.  In addition to the requirements of Section 7.5(e), the Borrowers shall, within seven (7) Business Days of the acquisition of an Unencumbered Property or the qualification of any Real Estate as an Unencumbered Property, deliver to the Administrative Agent a copy of the Title Policy and the final environmental site assessment for such Unencumbered Property. Such Title Policies and environmental site assessments, as well as insurance certificates, shall not be forwarded to the Lenders by the Administrative Agent, but shall be available for inspection by the Lenders at the Administrative Agent's Head Office; provided that upon any Lender's reasonable request, and at such Lender's sole cost and expense, the Administrative Agent shall provide copies of the Title Policies and environmental site assessment for any specifically requested Unencumbered Property .

     Section 7.14.  Additional Guarantors; Solvency of Guarantors.

          (a)  If, after the Closing Date, a Subsidiary of any Borrower acquires any Real Estate in accordance with Section 7.6 and Section 7.7 that otherwise qualifies as an Unencumbered Property but is owned by a Person other than a then Borrower or Guarantor, the Borrowers shall cause such Person (which Person must be or become a wholly-owned Subsidiary of SALP or Sovran) to execute and deliver a Guaranty to the Administrative Agent and the Lenders in substantially the form of Exhibit B hereto prior to such Real Estate's becoming an Unencumbered Property hereunder. Such Guaranty shall evidence consideration and equivalent value. The Borrowers will not permit any Guarantor that owns any Unencumbered Properties to have any Subsidiaries.

          (b)  The Borrowers shall cause each of the Subsidiary Guarantors to remain solvent and shall provide each of the Subsidiary Guarantors with such funds and assets as such Subsidiary Guarantor shall require in the operation of its business, all in consideration of such Guarantor's execution and delivery of its Guaranty.

     Section 7.15.  Further Assurances.  Each Borrower will, and will cause each Guarantor to, cooperate with, and to cause each of its Subsidiaries to cooperate with, the Administrative Agent and the Lenders and execute such further instruments and documents as the Lenders or the Administrative Agent shall reasonably request to carry out to their satisfaction the transactions contemplated by this Credit Agreement and the other Loan Documents.

     Section 7.16.  Form of Lease.  The Borrowers shall cause every lease for self storage space at an Unencumbered Property to be substantially in the form of Schedule 7.16 with such changes as required by applicable law or competitive market conditions generally applicable to self storage facilities in the market of such Unencumbered Property, provided, however, Leases of storage space to tower development firms or communications carriers (who are also entering into or have entered into Tower Leases or are subtenants under Tower Leases), with such space to be used to store equipment for use in connection with a tower or monopole located or to be located on the site, may be on such terms as may be reasonably negotiated by the Borrowers and containing the relocation clauses as and when required in Tower Leases in accordance with the terms of this Credit Agreement.

     Section 7.17.  Environmental Indemnification.  The Borrowers jointly and severally covenant and agree that they will indemnify and hold the Administrative Agent and each Lender, and each of their respective Affiliates, harmless from and against any and all claims, expense, damage, loss or liability incurred by the Administrative Agent or any Lender (including all reasonable costs of legal representation incurred by the Administrative Agent or any Lender, but excluding, as applicable, for the Administrative Agent or a Lender any claim, expense, damage, loss or liability as a result of the gross negligence or willful misconduct of the Administrative Agent or such Lender or any of their respective Affiliates) relating to (a) any Release or threatened Release of Hazardous Substances on any Real Estate; (b) any violation of any Environmental Laws with respect to conditions at any Real Estate or the operations conducted thereon; (c) the investigation or remediation of off-site locations at which any Borrower, any Guarantor or any of their respective Subsidiaries or their predecessors are alleged to have directly or indirectly disposed of Hazardous Substances; or (d) any action, suit, proceeding or investigation brought or threatened with respect to any Hazardous Substances relating to Real Estate (including, but not limited to, claims with respect to wrongful death, personal injury or damage to property). It is expressly acknowledged by each Borrower that this covenant of indemnification shall survive the payment of the Loans and shall inure to the benefit of the Administrative Agent and the Lenders and their respective Affiliates, their respective successors, and their respective assigns under the Loan Documents permitted under this Credit Agreement.

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

     Section 7.19.  Environmental Assessments.  If the Required Lenders have reasonable grounds to believe that a Disqualifying Environmental Event has occurred with respect to any Unencumbered Property, after reasonable notice by the Administrative Agent, whether or not a Default or an Event of Default shall have occurred, the Required Lenders may determine that the affected Real Estate no longer qualifies as an Unencumbered Property; provided that prior to making such determination, the Administrative Agent shall give the Borrower Representative reasonable notice and the opportunity to obtain one or more environmental assessments or audits of such Unencumbered Property prepared by a hydrogeologist, an independent engineer or other qualified consultant or expert approved by the Administrative Agent, which approval will not be unreasonably withheld, to evaluate or confirm (i) whether any Release of Hazardous Substances has occurred in the soil or water at such Unencumbered Property and (ii) whether the use and operation of such Unencumbered Property materially complies with all Environmental Laws (including not being subject to a matter that is a Disqualifying Environmental Event). Such assessment will then be used by the Administrative Agent to determine whether a Disqualifying Environmental Event has in fact occurred with respect to such Unencumbered Property. All such environmental assessments shall be at the sole cost and expense of the Borrowers.

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

     Section 7.21.  No Amendments to Certain Documents.  The Borrowers will not, and will not permit any Guarantor to, at any time cause or permit its certificate of limited partnership, agreement of limited partnership, articles of incorporation, by-laws or other charter documents, as the case may be, to be modified, amended or supplemented in any respect whatever, without (in each case) the express prior written consent or approval of the Required Lenders, if such changes would affect Sovran's REIT status or otherwise materially adversely affect the rights of the Administrative Agent and the Lenders hereunder or under any other Loan Document.

     Section 7.22.  Exclusive Credit Facility.  The Borrowers will at all times use this Credit Agreement as the Borrower's exclusive revolving credit agreement and will not at any time during the term of this Credit Agreement permit any other revolving credit agreement to be maintained by any Borrower or any Guarantor.

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

          (b)  Indebtedness which would result in a Default or Event of Default under Section 9 hereof or under any other provision of this Credit Agreement;

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

     The terms and provisions of this Section 8.1 are in addition to, and not in limitation of, the covenants set forth in Section 9 of this Credit Agreement.

     Notwithstanding anything contained herein to the contrary, the Borrowers and the Guarantors will not, and will not permit any Subsidiary to, incur any Indebtedness for borrowed money which, together with other Indebtedness for borrowed money incurred by any Borrower, any Guarantor, and any Subsidiary since the date of the most recent compliance certificate delivered to the Administrative Agent in accordance with this Credit Agreement, exceeds $5,000,000 in the aggregate unless the Borrowers shall have delivered a compliance certificate in the form of Exhibit D hereto to the Administrative Agent evidencing covenant compliance at the time of delivery of the certificate and on a pro-forma basis after giving effect to such proposed Indebtedness. The Administrative Agent will use good faith efforts to cause any compliance certificate delivered under this Credit Agreement to be delivered to each Lender in accordance with Section 14.12 and in any event on the same day or the Business Day following the day such compliance certificate is received by the Administrative Agent.

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

          (vi)  Liens and other encumbrances or rights of others which exist on the date of this Credit Agreement and which do not otherwise constitute a breach of this Credit Agreement; provided that nothing in this clause (vi) shall be deemed or construed to permit an Unencumbered Property to be subject to a Lien to secure Indebtedness;

          (vii)  as to Real Estate which are acquired after the date of this Credit Agreement, Liens and other encumbrances or rights of others which exist on the date of acquisition and which do not otherwise constitute a breach of this Credit Agreement; provided that nothing in this clause (vii) shall be deemed or construed to permit an Unencumbered Property to be subject to a Lien to secure Indebtedness;

          (viii)  Liens affecting the Unencumbered Properties in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal, so long as execution is not levied thereunder or in respect of which, at the time, a good faith appeal or proceeding for review is being prosecuted, and in respect of which a stay of execution shall have been obtained pending such appeal or review; provided that the Borrowers shall have obtained a bond or insurance with respect thereto to the Administrative Agent's reasonable satisfaction, and, provided further, such Lien does not constitute a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event;

          (ix)  Liens securing Indebtedness for the purchase price of capital assets (other than Real Estate but including Indebtedness in respect of Capitalized Leases for equipment and other equipment leases) to the extent not otherwise prohibited by Section 8.1; and

          (x)   other Liens (other than affecting the Unencumbered Properties) in connection with any Indebtedness permitted under Section 8.1 which do not otherwise result in a Default or Event of Default under this Credit Agreement.

     Notwithstanding the foregoing provisions of this Section 8.2, the failure of any Unencumbered Property to comply with the covenants set forth in this Section 8.2 shall result in such Unencumbered Property's disqualification as Unencumbered Property under this Credit Agreement, but such disqualification shall not by itself constitute a Default or Event of Default, unless such disqualification causes a Default or an Event of Default under another provision of this Credit Agreement.

     Section 8.3.  Restrictions on Investments.  No Borrower, Guarantor, or Subsidiary will make or permit to exist or to remain outstanding any Investment except Investments in:

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

          (e)  So long as no Default or Event of Default has occurred and is continuing or would occur after giving effect thereto, acquisitions of Real Estate consisting of self storage facilities and the equity of Persons whose primary operations consist of the ownership, development, operation and management of self storage facilities; provided, however that (i) the Borrowers shall not, and shall not permit any Guarantor or any of its Subsidiaries to, acquire any such Real Estate without the prior written consent of the Administrative Agent if the environmental investigation for such Real Estate determines that the potential environmental remediation costs and other environmental liabilities associated with such Real Estate exceed $200,000; and (ii) the Borrowers shall not permit any of their Subsidiaries which is not a Borrower or a Guarantor, or which does not become a Borrower or a Guarantor, to acquire any Unencumbered Property, and in all cases such Guarantor shall be a wholly-owned Subsidiary of SALP or Sovran;

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

          (j)  shares of so-called "money market funds" registered with the SEC under the Investment Company Act of 1940 which maintain a level per-share value, invest principally in marketable direct or guaranteed obligations of the United States of America and agencies and instrumentalities thereof, and have total assets in excess of $50,000,000; and

          (k)  Investments consisting of Distributions (including, without limitation, the Sovran Treasury Stock held by Sovran) permitted under Section 8.7(a) hereof. At no time shall the Sovran Treasury Stock ever constitute more than 25% (by value) of the consolidated assets of Sovran, for purposes of Regulations U and X of the Board of Governors of the Federal Reserve System (as referred to in Section 6.17 hereof). For the avoidance of doubt, Sovran Treasury Stock shall not be deemed to constitute an asset of the Borrowers for any other purpose hereunder.

     Section 8.4.  Merger, Consolidation and Disposition of Assets.  None of any Borrower, any Guarantor, any Operating Subsidiary or any wholly-owned Subsidiary will:

          (a)  Become a party to any merger, consolidation or reorganization without the prior written consent of the Lenders, except that so long as no Default or Event of Default has occurred and is continuing, or would occur after giving effect thereto, the merger, consolidation or reorganization of one or more Persons with and into any Borrower, any Guarantor, or any wholly-owned Subsidiary, shall be permitted if such action is not hostile, any Borrower, any Guarantor, or any wholly-owned Subsidiary, as the case may be, is the surviving entity and such merger, consolidation or reorganization does not cause a breach of Section 7.23; provided that for any such merger, consolidation or reorganization (other than (w) the merger or consolidation of one or more Subsidiaries of SALP with and into SALP, (x) the merger or consolidation of two or more Subsidiaries of SALP, (y) the merger or consolidation of one or more Subsidiaries of Sovran with and into Sovran, or (z) the merger or consolidation of two or more Subsidiaries of Sovran), the Borrowers shall provide to the Administrative Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

          (b)  Sell, transfer or otherwise dispose of (collectively and individually, "Sell" or a "Sale") or grant a Lien to secure Indebtedness (an "Indebtedness Lien") on any of its now owned or hereafter acquired assets without obtaining the prior written consent of the Required Lenders except for:

     (i)  the Sale of or granting of an Indebtedness Lien on any Unencumbered Property so long as no Default or Event of Default has then occurred and is continuing, or would occur and be continuing after giving effect to such Sale or Indebtedness Lien; provided, that prior to any Sale of any Unencumbered Property or the granting of an Indebtedness Lien on any Unencumbered Property under this clause (i), the Borrowers shall provide to the Administrative Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto; and

     (ii)  the Sale of or the granting of an Indebtedness Lien on any of its now owned or hereafter acquired assets (other than any Unencumbered Property) so long as no Event of Default has then occurred and is continuing and no Default or Event of Default would occur and be continuing after giving effect to such Sale or Indebtedness Lien and all other Sales (to be) made and Indebtedness Liens (to be) granted under this clause (ii); provided, that (x) if such Sale or Indebtedness Lien is made or granted under this clause (ii) while a Default is continuing, such Sale or Indebtedness Lien (together with other Sales and Indebtedness Liens under this clause (ii)) cures (or would cure) such Default before it becomes an Event of Default, (y) if multiple Sales or grantings of Indebtedness Liens are undertaken pursuant to the foregoing subclause (x) to cure a Default, the Borrowers shall apply the net proceeds of each such Sale or Indebtedness Lien remaining after application to such cure to the repayment of the Loans until such Default has been fully cured, and (z) prior to the Sale of any asset or the granting of an Indebtedness Lien on any asset under this clause (ii), the Borrowers shall provide to the Administrative Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 9 hereof and certifying that no Default or Event of Default would occur and be continuing after giving effect to all such proposed Sales or Indebtedness Liens and all liabilities, fixed or contingent, pursuant thereto.

     Section 8.5.  Sale and Leaseback.  The Borrowers will not, and will not permit any Guarantor or any of their respective Subsidiaries to, enter into any arrangement, directly or indirectly, whereby any Borrower, any Guarantor or any of their respective Subsidiaries shall sell or transfer any property owned by it in order then or thereafter to lease such property.

     Section 8.6.  Compliance with Environmental Laws.  No Borrower, Guarantor, or Subsidiary will do any of the following: (a) use any of the Real Estate or any portion thereof as a facility for the handling, processing, storage or disposal of Hazardous Substances except for quantities of Hazardous Substances used in the ordinary course of business and in compliance with all applicable Environmental Laws, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances except in full compliance with Environmental Laws, (c) generate any Hazardous Substances on any of the Real Estate except in full compliance with Environmental Laws, or (d) conduct any activity at any Real Estate or use any Real Estate in any manner so as to cause a Release or a violation of any Environmental Law; provided that a breach of this covenant shall result in the exclusion of the affected Real Estate from the calculation of the covenants set forth in Section 9, but shall only constitute an Event of Default under Section 12.1(c) hereof if such breach has a material adverse effect on the Borrowers and their Subsidiaries, taken as a whole, or materially impairs the ability of the Borrowers to fulfill their obligations to the Lenders under this Credit Agreement.

     Section 8.7.  Distributions.  (a) The Borrowers will not in any period of four (4) consecutive completed fiscal quarters make (i) (x) if the Leverage Ratio is less than or equal to 45% at such time, (A) any Distributions in such period in excess of 105% of Funds from Operations for such period, or (B) any Distributions, excluding Distributions in connection with the purchase, redemption or retirement of capital stock of Sovran, in such period in excess of 90% of Funds from Operations for such period, and (y) if the Leverage Ratio exceeds 45% but is less than or equal to 50% at such time, any Distributions in such period in excess of 90% of Funds from Operations for such period, or (ii) any Distributions during any period when any Event of Default has occurred and is continuing; provided, however, that the Borrowers may at all times make Distributions to the extent (after taking into account all available funds of Sovran from all other sources) required in order to enable Sovran to continue to qualify as a REIT; and provided further that the Borrowers will not at any time from the Closing Date through the latest Maturity Date make Distributions in connection with the purchase, redemption or retirement of capital stock of Sovran that exceed the sum of $4,000,000 in any fiscal quarter or $10,000,000, in the aggregate, for the term of the Loans. Such repurchased Sovran capital stock shall be then either held by Sovran as treasury stock ("Sovran Treasury Stock"), reissued, or cancelled. In the event that Sovran or SALP raises equity during the term of this Credit Agreement, the permitted percentage of Distributions will be adjusted based on the total declared distribution per share and partnership units over the most recent four (4) quarters to Funds From Operations per weighted average share and partnership unit based on the most recent four (4) quarters.

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

     Section 8.10.  Amsdell Litigation.  The Borrowers will not, and will not permit, release of the indemnifications relating to the litigation of Robert Amsdell described on Schedule 6.7 or the collateral for such indemnification as described on Schedule 6.7.

     Section 8.11.  Negative Pledge.  From and after the date hereof, neither any Borrower nor any Guarantor will, and will not permit any Subsidiary to, enter into any agreement containing any provision prohibiting the creation or assumption of any Lien upon its properties (other than prohibitions on liens for particular assets (other than an Unencumbered Property) set forth in a security instrument in connection with Indebtedness for such assets and the granting or effect of such liens does not otherwise constitute a Default or Event of Default), revenues or assets, whether now owned or hereafter acquired, or restricting the ability of the Borrowers or the Guarantors to amend or modify this Credit Agreement or any other Loan Document.

     Section 9.  FINANCIAL COVENANTS OF THE BORROWERS.  Each of the Borrowers covenants and agrees that, so long as any Loan or Note is outstanding or any Lender has any obligation to make any Loan:

     Section 9.1.  Leverage Ratio.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the Leverage Ratio to exceed 50%.

     Section 9.2.  Secured Indebtedness.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Secured Indebtedness to exceed 25% of Consolidated Capitalized Value.

     Section 9.3.  Tangible Net Worth.  As at the end of any fiscal quarter or any other date of measurement, the Borrowers shall not permit Consolidated Tangible Net Worth to be less than the sum of (a) $250,000,000, plus (b) 80% of the sum of (i) the Net Cash Proceeds received by Sovran in connection with any offering of stock in Sovran and (ii) the aggregate value of operating units issued by SALP in connection with asset or stock acquisitions (valued at the time of issuance by reference to the terms of the agreement pursuant to which such units are issued), in each case after the Closing Date and on or prior to the date such determination of Consolidated Tangible Net Worth is made.

     Section 9.4.  Debt Service Coverages.

          (a)  A s at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Assumed Amortizing Debt Service Charges.

          (b)  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than one and eight-tenths (1.8) times the sum of (i) Consolidated Assumed Amortizing Debt Service Charges, and (ii) Preferred Dividends for the two (2) most recent complete, consecutive fiscal quarters.

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

     Section 9.8.  Unimproved Land, Construction-in-Process and Notes.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit (a) the sum of (i) the book value of Unimproved Land, plus (ii) the aggregate Budgeted Project Costs of all Construction-in-Process, plus (iii) the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed (b) 20% of Consolidated Capitalized Value.

     Section 9.9.  Joint Venture Ownership Interest.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Joint Venture Ownership Interest Value to exceed 20% of Consolidated Capitalized Value.

     Section 9.10.  Unhedged Variable Rate Debt.  As at the end of any fiscal quarter, the Borrowers shall not permit the value of Unhedged Variable Rate Indebtedness to exceed 20% of Consolidated Capitalized Value for any two (2) consecutive fiscal quarters.

     Section 9.11.  Unsecured Indebtedness.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Unsecured Indebtedness to exceed 45% of aggregate Capitalized Unencumbered Property Value for all Unencumbered Properties.

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

          (b)  For purposes of Sections 9.1, 9.2, 9.4, 9.5, 9.6, 9.7, 9.8, 9.9, 9.10 and 9.11 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and all defined terms and calculations using such terms) shall be adjusted to (i) deduct the actual results of any Real Estate disposed of by a Borrower, a Guarantor or any of their respective ubsidiaries during the relevant fiscal period, and (ii) include the pro forma results of any Real Estate acquired by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, with such pro forma results being calculated by (x) using the Borrowers' pro forma projections for such acquired property, subject to the Administrative Agent's reasonable approval, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for less than one complete fiscal quarter or (y) using the actual results for such acquired property and adjusting such results for the appropriate period of time required by the applicable financial covenant, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for at least one complete fiscal quarter.

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

     Section 10.  CONDITIONS TO THE CLOSING DATE.  The obligations of the Lenders to make the Term Loans and the initial Revolving Credit Loans shall be subject to the satisfaction of the following conditions precedent on or prior to November 7, 2000:

     Section 10.1.  Loan Documents.  Each of the Loan Documents shall have been duly executed and delivered by the respective parties thereto and shall be in full force and effect.

     Section 10.2.  Certified Copies of Organization Documents.  The Administrative Agent shall have received from each Borrower and Holdings a copy, certified as of the Closing Date by a duly authorized officer of such Person (or its general partner, in the case of SALP), to be true and complete, of each of its certificate of limited partnership, agreement of limited partnership, incorporation documents, by-laws, and/or other organizational documents as in effect on the Closing Date, along with any other organization documents of any Borrower (and its general partner, in the case of SALP) or Holdings, as the case may be, and each as in effect on the date of such certification.

     Section 10.3.  By-laws; Resolutions.  All action on the part of the Borrowers and Holdings necessary for the valid execution, delivery and performance by the Borrowers and Holdings of this Credit Agreement and the other Loan Documents to which either of them is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Lenders shall have been provided to the Administrative Agent. Without limiting the foregoing, the Administrative Agent shall have received from Holdings true copies of its by-laws and the resolutions adopted by its board of directors authorizing the transactions described herein and evidencing the due authorization, execution and delivery of the Loan Documents to which SALP and Holdings are a party, each certified by the secretary as of a recent date to be true and complete.

     Section 10.4.  Incumbency Certificate; Authorized Signers.  The Administrative Agent shall have received from each of the Borrowers and Holdings an incumbency certificate, dated as of the Closing Date, signed by a duly authorized officer such Person and giving the name of each individual who shall be authorized: (a) to sign, in the name and on behalf of such Person, each of the Loan Documents to which such Person is or is to become a party; (b) in the case of the Borrower Representative, to make Loan Requests and Conversion Requests on behalf of the Borrowers; and (c) in the case of the Borrower Representative, to give notices and to take other action on behalf of the Borrowers and the Guarantors under the Loan Documents.

     Section 10.5.  Title Policies.  The Administrative Agent (on behalf of the Lenders) shall have received copies of the Title Policies for all Real Estate which are Unencumbered Properties as of the Closing Date.

     Section 10.6.  Certificates of Insurance.  The Administrative Agent shall have received (a) current certificates of insurance as to all of the insurance maintained by each Borrower and their respective Subsidiaries on the Real Estate (including flood insurance if necessary) from the insurer or an independent insurance broker, identifying insurers, types of insurance, insurance limits, and policy terms; and (b) such further information and certificates from the Borrowers, their insurers and insurance brokers as the Administrative Agent may reasonably request.

     Section 10.7.  Environmental Site Assessments.  The Administrative Agent shall have received environmental site assessments from a hydrogeologist, environmental engineer, qualified consultant or other expert and in form and substance satisfactory to the Administrative Agent, covering all Unencumbered Properties and all other real property in respect of which any Borrower or any of its Subsidiaries may have material liability, whether contingent or otherwise, for dumping or disposal of Hazardous Substances or otherwise with respect to Environmental Laws, such site assessments to be dated as of a recent date.

     Section 10.8.  Opinion of Counsel Concerning Organization and Loan Documents.  Each of the Lenders and the Agents shall have received favorable opinions addressed to the Lenders and the Agents in form and substance satisfactory to the Lenders and the Agents from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers and their respective Subsidiaries with respect to New York law and certain matters of Delaware corporate law and Maryland corporate law.

     Section 10.9.  Tax and Securities Law Compliance.  Each of the Lenders and the Agents shall also have received from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers, a favorable opinion addressed to the Lenders and the Agents, in form and substance satisfactory to each of the Lenders and the Agents, with respect to the qualification of Sovran as a REIT and certain other tax and securities laws matters.

     Section 10.10.  Guaranties.  Each of the Guaranties to be executed and delivered on the Closing Date shall have been duly executed and delivered by the Guarantor thereunder.

     Section 10.11.  Certifications from Government Officials; UCC-11 Reports.  The Administrative Agent shall have received (i) certifications from government officials evidencing the legal existence, good standing and foreign qualification of each Borrower and each Guarantor, along with a certified copy of the certificate of limited partnership or certificate of incorporation of each Borrower and each Guarantor, all as of the most recent practicable date; and (ii) UCC-11 search results from the appropriate jurisdictions for each Borrower and each Guarantor with respect to the Unencumbered Properties.

     Section 10.12.  Proceedings and Documents.  All proceedings in connection with the transactions contemplated by this Credit Agreement, the other Loan Documents and all other documents incident thereto shall be satisfactory in form and substance to each of the Lenders and to the Administrative Agent's counsel, and the Administrative Agent, each of the Lenders and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Administrative Agent may reasonably request.

     Section 10.13.  Fees.  The Borrowers shall have paid to the Administrative Agent, for the accounts of the Lenders or for its own account, as applicable, all of the fees and expenses that are due and payable as of the Closing Date in accordance with this Credit Agreement and the Fee Letter.

     Section 10.14.  Compliance Certificate.  The Borrowers shall have delivered a compliance certificate in the form of Exhibit D hereto evidencing compliance with the covenants set forth in Section 9 hereof.

     Section 10.15.  Existing Indebtedness.  The existing of record indebtedness of the Borrowers under the Existing Revolving Credit Agreement and the Existing Term Loan Agreement, shall have been satisfied in full or will be satisfied in full with the proceeds of the Term Loans and the initial Revolving Credit Loan.

     Section 10.16.  Subsequent Guarantors.  As a condition to the effectiveness of any subsequent Guaranty, each subsequent Guarantor shall deliver such documents, agreements, instruments and opinions as the Administrative Agent shall require as to such Guarantor and the Unencumbered Property owned by such Guarantor that are analogous to the deliveries made by the Guarantors as of the Closing Date pursuant to Section 10.2 through Section 10.8, Section 10.10 and Section 10.11.

     Section 11.  CONDITIONS TO ALL BORROWINGS.  The obligations of the Lenders to make any Loan whether on or after the Closing Date, shall also be subject to the satisfaction of the following conditions precedent:

     Section 11.1.  Representations True; No Event of Default; Compliance Certificate.  Each of the representations and warranties of the Borrowers and the Guarantors contained in this Credit Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with this Credit Agreement shall be true as of the date as of which they were made and shall also be true at and as of the time of the making of each Loan, with the same effect as if made at and as of that time except to the extent that such representations and warranties relate expressly to an earlier date); and no Default or Event of Default under this Credit Agreement shall have occurred and be continuing on the date of any Loan Request or on the Drawdown Date of any Loan. Each of the Lenders shall have received a certificate of the Borrowers signed by an authorized officer of the Borrower Representative as provided in Section 2.5(iv)(c).

     Section 11.2.  No Legal Impediment.  No change shall have occurred in any law or regulations thereunder or interpretations thereof that in the reasonable opinion of the Administrative Agent or any Lender would make it illegal for any Lender to make such Loan.

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

     Section 12.  EVENTS OF DEFAULT; ACCELERATION; ETC.

     Section 12.1.  Events of Default and Acceleration.  If any of the following events ("Events of Default") shall occur:

          (a)  the Borrowers shall fail to pay any principal of the Loans when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment (including, without limitation, amounts due under Section 3.6);

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

          (c)  any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to comply with any of their respective covenants contained in Sections 7.1, 7.6, 7.7, 7.8, 7.9, 7.12, 7.21, 7.22, 7.23, 8 or 9;

          (d)  any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to perform any other term, covenant or agreement contained herein or in any other Loan Document (other than those specified elsewhere in this Section 12) and such failure continues for thirty (30) days;

          (e)  any representation or warranty of any Borrower or any Guarantor or any of their respective Subsidiaries in this Credit Agreement or any of the other Loan Documents or in any other document or instrument delivered pursuant to or in connection with this Credit Agreement shall prove to have been false in any material respect upon the date when made or deemed to have been made or repeated;

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

          (j)  any of the Loan Documents or any material provision of any Loan Documents shall be cancelled, terminated, revoked or rescinded otherwise than in accordance with the terms thereof or with the express prior written agreement, consent or approval of the Administrative Agent, or any Guaranty shall be cancelled, terminated, revoked or rescinded at any time or for any reason whatsoever, or any action at law, suit or in equity or other legal proceeding to make unenforceable, cancel, revoke or rescind any of the Loan Documents shall be commenced by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor or any of its Subsidiaries, or any court or any other governmental or regulatory authority or agency of competent jurisdiction shall make a determination that, or issue a judgment, order, decree or ruling to the effect that, any one or more of the Loan Documents is illegal, invalid or unenforceable as to any material terms thereof;

          (k)  any "Event of Default" or default (after notice and expiration of any period of grace, to the extent provided, and if none is specifically provided, then for a period of thirty (30) days after notice), as defined or provided in any of the other Loan Documents, shall occur and be continuing;

          (l)  any Borrower or any ERISA Affiliate incurs any liability to the PBGC or a Guaranteed Pension Plan pursuant to Title IV of ERISA in an aggregate amount exceeding $500,000, or any Borrower or any ERISA Affiliate is assessed withdrawal liability pursuant to Title IV of ERISA by a Multiemployer Plan requiring aggregate annual payments exceeding $500,000, or any of the following occurs with respect to a Guaranteed Pension Plan: (i) an ERISA Reportable Event, or a failure to make a required installment or other payment (within the meaning of Section 302(f)(1) of ERISA), provided that the Administrative Agent determines in its reasonable discretion that such event (A) could be expected to result in liability of any Borrower or any of their respective Subsidiaries to the PBGC or such Guaranteed Pension Plan in an aggregate amount exceeding $500,000, and (B) could constitute grounds for the termination of such Guaranteed Pension Plan by the PBGC, for the appointment by the appropriate United States District Court of a trustee to administer such Guaranteed Pension Plan or for the imposition of a lien in favor of such Guaranteed Pension Plan; or (ii) the appointment by a United States District Court of a trustee to administer such Guaranteed Pension Plan; or (iii) the institution by the PBGC of proceedings to terminate such Guaranteed Pension Plan; or

          (m)  any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 20% or more of the outstanding shares of common stock of Sovran; or, during any period of twelve consecutive calendar months, individuals who were directors of Sovran on the first day of such period (together with directors whose election by the Board of Directors or whose nomination for election by Sovran's stockholders was approved by a vote of at least two-thirds of the members of the Board of Directors then in office who either were members of the Board of Directors on the Closing Date or whose election or nomination for election was previously so approved) shall cease to constitute a majority of the board of directors of Sovran;

then, and in any such event, so long as the same may be continuing, the Administrative Agent may, and upon the request of the Required Lenders shall, by notice in writing to the Borrowers, declare all amounts owing with respect to this Credit Agreement, the Notes and the other Loan Documents to be, and they shall thereupon forthwith become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by each Borrower and each Guarantor; provided that in the event of any Event of Default specified in Section 12.1(g) or Section 12.1(h), all such amounts shall become immediately due and payable automatically and without any requirement of notice from any of the Lenders or the Administrative Agent or action by the Lenders or the Administrative Agent.

     Section 12.2.  Termination of Commitments.  If any one or more Events of Default specified in Section 12.1(g) or Section 12.1(h) shall occur, any unused portion of the Commitments hereunder shall forthwith terminate and the Lenders shall be relieved of all obligations to make Loans to the Borrowers. If any other Event of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Loans pursuant to Section 12.1, the Administrative Agent may, and upon the request of the Required Lenders shall, by notice to the Borrowers, terminate the unused portion of the credit hereunder, and upon such notice being given such unused portion of the credit hereunder shall terminate immediately and each of the Lenders shall be relieved of all further obligations to make Loans. No such termination of the credit hereunder shall relieve any Borrower or any Guarantor of any of the Obligations or any of its existing obligations to the Lenders arising under other agreements or instruments.

     Section 12.3.  Remedies.  In the event that one or more Events of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Loans pursuant to Section 12.1, the Required Lenders may direct the Administrative Agent to proceed to protect and enforce the rights and remedies of the Administrative Agent and the Lenders under this Credit Agreement, the Notes, any or all of the other Loan Documents or under applicable law by suit in equity, action at law or other appropriate proceeding (including for the specific performance of any covenant or agreement contained in this Credit Agreement or the other Loan Documents or any instrument pursuant to which the Obligations are evidenced and the obtaining of the appointment of a receiver) and, if any amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right or remedy of the Administrative Agent and the Lenders under the Loan Documents or applicable law. No remedy herein conferred upon the Lenders or the Administrative Agent or the holder of any Note is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or under any of the other Loan Documents or now or hereafter existing at law or in equity or by statute or any other provision of law.

     Section 12.4.  Distribution of Proceeds.  In the event that, following the occurrence or during the continuance of any Default or Event of Default, the Administrative Agent or any Lender, as the case may be, receives any monies from the Borrowers or in connection with the enforcement of any the Guaranties, such monies shall be distributed for application as follows:

          (a)  First, to the payment of, or (as the case may be) the reimbursement of the Administrative Agent for or in respect of all reasonable costs, expenses, disbursements and losses which shall have been incurred or sustained by the Administrative Agent in connection with the collection of such monies by the Administrative Agent, for the exercise, protection or enforcement by the Administrative Agent of all or any of the rights, remedies, powers and privileges of the Administrative Agent under this Credit Agreement or any of the other Loan Documents or in support of any provision of adequate indemnity to the Administrative Agent against any taxes or liens which by law shall have, or may have, priority over the rights of the Administrative Agent to such monies;

          (b)  Second, to all other Obligations in such order or preference as the Required Lenders may determine; provided, however, that (i) distributions shall be made (A) pari passu among Obligations with respect to the Administrative Agent's Administration Fee payable pursuant to Section 4.1 and all other Obligations and (B) with respect to each type of Obligation owing to the Lenders, such as interest, principal, fees and expenses, among the Lenders pro rata, and (ii) the Administrative Agent may in its discretion make proper allowance to take into account any Obligations not then due and payable;

          (c)  Third, the excess, if any, shall be returned to the Borrowers or to such other Persons as are entitled thereto.

     Section 13.  SETOFF.  Without demand or notice to the extent permitted by applicable law, during the continuance of any Event of Default, any deposits (general or specific, time or demand, provisional or final, regardless of currency, maturity, or the branch at which such deposits are held, but specifically excluding tenant security deposits, other fiduciary accounts and other segregated escrow accounts required to be maintained by any of the Borrowers for the benefit of any third party) or other sums credited by or due from any of the Lenders to any of the Borrowers or any other property of any of the Borrowers in the possession of the Administrative Agent or a Lender may be applied to or set off against the payment of the Obligations. ANY AND ALL RIGHTS TO REQUIRE THE ADMINISTRATIVE AGENT OR ANY LENDER TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES THE LOANS, PRIOR TO EXERCISING ITS RIGHT OF SETOFF WITH RESPECT TO SUCH DEPOSITS, CREDITS OR OTHER PROPERTY OF ANY BORROWER OR GUARANTOR, ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED. Each of the Lenders agrees with each other Lender that (a) if pursuant to any agreement between such Lender and any Borrower (other than this Credit Agreement or any other Loan Document), an amount to be set off is to be applied to Indebtedness of any Borrower to such Lender, other than with respect to the Obligations, such amount shall be applied ratably to such other Indebtedness and to the Obligations, and (b) if such Lender shall receive from any Borrower, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the Obligations by proceedings against such Borrower at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Note or Notes held by such Lender any amount in excess of its ratable portion of the payments received by all of the Lenders with respect to the Notes held by all of the Lenders, such Lender will make such disposition and arrangements with the other Lenders with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise, as shall result in each Lender receiving in respect of the Notes held by it, its proportionate payment as contemplated by this Credit Agreement; provided that if all or any part of such excess payment is thereafter recovered from such Lender, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest. Notwithstanding the foregoing, no Lender shall exercise a right of setoff if such exercise would limit or prevent the exercise of any other remedy or other recourse against any Borrower.

     Section 14.  THE AGENTS.

     Section 14.1.  Authorization.  (a) The Administrative Agent is authorized to take such action on behalf of each of the Lenders and to exercise all such powers as are hereunder and under any of the other Loan Documents and any related documents delegated to the Administrative Agent, together with such powers as are reasonably incident thereto, provided that no duties or responsibilities not expressly assumed herein or therein shall be implied to have been assumed by the Administrative Agent. The relationship between the Administrative Agent and the Lenders is and shall be that of agent and principal only, and nothing contained in this Credit Agreement or any of the other Loan Documents shall be construed to constitute the Administrative Agent as a trustee or fiduciary for any Lender.

          (b)  Each Borrower and each Guarantor, without further inquiry or investigation, shall, and is hereby authorized by the Lenders to, assume that all actions taken by the Administrative Agent hereunder and in connection with or under the Loan Documents are duly authorized by the Lenders. The Lenders shall notify the Borrowers of any successor to Administrative Agent by a writing signed by Required Lenders, which successor shall be reasonably acceptable to the Borrowers so long as no Default or Event of Default has occurred and is continuing.

     Section 14.2.  Employees and Agents.  The Administrative Agent may exercise its powers and execute its duties by or through employees or agents and shall be entitled to take, and to rely on, advice of counsel concerning all matters pertaining to its rights and duties under this Credit Agreement and the other Loan Documents. The Administrative Agent may utilize the services of such Persons as the Administrative Agent in its sole discretion may reasonably determine, and all reasonable fees and expenses of any such Persons shall be paid by the Borrowers if so provided in Section 15 hereof.

     Section 14.3.  No Liability.  Neither the Administrative Agent, nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder or under any of the other Loan Documents, or in connection herewith or therewith, or be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Administrative Agent may be liable for losses due to its willful misconduct or gross negligence.

     Section 14.4.  No Representations.  The Administrative Agent shall not be responsible for the execution or validity or enforceability of this Credit Agreement, the Notes, or any of the other Loan Documents or for the validity, enforceability or collectibility of any such amounts owing with respect to the Notes, or for any recitals or statements, warranties or representations made herein or in any of the other Loan Documents or in any certificate or instrument hereafter furnished to it by or on behalf of any Guarantor or any Borrower or any of their respective Subsidiaries, or be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements in this Credit Agreement or the other Loan Documents. The Administrative Agent shall not be bound to ascertain whether any notice, consent, waiver or request delivered to it by any Borrower or any Guarantor or any holder of any of the Notes shall have been duly authorized or is true, accurate and complete. The Administrative Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Lenders, with respect to the credit worthiness or financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any of the Subsidiaries or any tenant under a Lease or any other entity. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based upon such information and documents as it has deemed appropriate, made its own credit analysis and decision to enter into this Credit Agreement.

     Section 14.5.  Payments.

          (a)  A payment by the Borrowers to the Administrative Agent hereunder or any of the other Loan Documents for the account of any Lender shall constitute a payment to such Lender. The Administrative Agent agrees to distribute to each Lender such Lender's pro rata share of payments received by the Administrative Agent for the account of the Lenders, as provided herein or in any of the other Loan Documents. All such payments shall be made on the date received, if before 1:00 p.m., and if after 1:00 p.m., on the next Business Day. If payment is not made on the day received, interest thereon at the overnight federal funds effective rate shall be paid pro rata to the Lenders.

          (b)  If in the reasonable opinion of the Administrative Agent the distribution of any amount received by it in such capacity hereunder, under the Notes or under any of the other Loan Documents might involve it in material liability, it may refrain from making distribution until its right to make distribution shall have been adjudicated by a court of competent jurisdiction, provided that interest thereon at the overnight federal funds effective rate shall be paid pro rata to the Lenders. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Administrative Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Administrative Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court.

          (c)  Notwithstanding anything to the contrary contained in this Credit Agreement or any of the other Loan Documents, any Lender that fails (i) to make available to the Administrative Agent its pro rata share of any Loan or (ii) to comply with the provisions of Section 13 with respect to making dispositions and arrangements with the other Lenders, where such Lender's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Lenders, in each case as, when and to the full extent required by the provisions of this Credit Agreement, or to adjust promptly such Lender's outstanding principal and its pro rata Revolving Credit Commitment Percentage as provided in Section 2.1, shall be deemed delinquent (a "Delinquent Lender") and shall be deemed a Delinquent Lender until such time as such delinquency is satisfied. A Delinquent Lender shall be deemed to have assigned any and all payments due to it from the Borrowers, whether on account of outstanding Loans, interest, fees or otherwise, to the remaining nondelinquent Lenders for application to, and reduction of, their respective pro rata shares of all outstanding Loans. The Delinquent Lender hereby authorizes the Administrative Agent to distribute such payments to the nondelinquent Lenders in proportion to their respective pro rata shares of all outstanding Loans. If not previously satisfied directly by the Delinquent Lender, a Delinquent Lender shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Loans of the nondelinquent Lenders, the Lenders' respective pro rata shares of all outstanding Loans have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

     Section 14.6.  Holders of Notes.  The Administrative Agent may deem and treat the payee of any Notes as the absolute owner thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or by a subsequent holder, assignee or transferee.

     Section 14.7.  Indemnity.  The Lenders ratably and severally agree hereby to indemnify and hold harmless each Agent and its Affiliates from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs, expenses (including any expenses for which such Agent has not been reimbursed by the Borrowers as required by Section 15), and liabilities of every nature and character arising out of or related to this Credit Agreement, the Notes, or any of the other Loan Documents or the transactions contemplated or evidenced hereby or thereby, or such Agent's actions taken hereunder or thereunder, except to the extent that any of the same shall be directly caused by such Agent's willful misconduct or gross negligence.

     Section 14.8.  Agents as Lenders.  In its individual capacity as a Lender, Fleet, PNC Bank and First Union shall each have the same obligations and the same rights, powers and privileges in respect to its Commitments and the Loans made by it, and as the holder of any of the Notes, as it would have were it not also an Agent.

     Section 14.9.  Notification of Defaults and Events of Default.  Each Lender hereby agrees that, upon learning of the existence of a default, Default or an Event of Default, it shall (to the extent notice has not previously been provided) promptly notify the Administrative Agent thereof. The Administrative Agent hereby agrees that upon receipt of any notice under this Section 14.9 it shall promptly notify the other Lenders of the existence of such default, Default or Event of Default.

     Section 14.10.  Duties in the Case of Enforcement.  In case one or more Events of Default have occurred and shall be continuing, and whether or not acceleration of the Obligations shall have occurred, the Administrative Agent shall, if (a) so requested by the Required Lenders and (b) the Lenders have provided to the Administrative Agent such additional indemnities and assurances against expenses and liabilities as the Administrative Agent may reasonably request, proceed to enforce the provisions of this Credit Agreement and exercise all or any such other legal and equitable and other rights or remedies as it may have in respect of enforcement of the Lenders' rights against the Borrowers and the Guarantors under this Credit Agreement and the other Loan Documents. The Required Lenders may direct the Administrative Agent in writing as to the method and the extent (other than when such direction requires Unanimous Lender Approval under Section 25) of any such enforcement, the Lenders (including any Lender which is not one of the Required Lenders) hereby agreeing to ratably and severally indemnify and hold the Administrative Agent harmless from all liabilities incurred in respect of all actions taken or omitted in accordance with such directions, provided that the Administrative Agent need not comply with any such direction to the extent that the Administrative Agent reasonably believes the Administrative Agent's compliance with such direction to be unlawful or commercially unreasonable in any applicable jurisdiction.

     Section 14.11.  Successor Agents.  Fleet, or any successor Administrative Agent, may resign as Administrative Agent at any time by giving written notice thereof to the Lenders and to the Borrowers. In addition, the Required Lenders may remove the Administrative Agent in the event of the Administrative Agent's gross negligence or willful misconduct or in the event that the sum of the Administrative Agent's outstanding principal of Term Loans and its Revolving Credit Commitment is reduced below the lesser of (a) $20,000,000, or (b) an amount equal to ten percent (10%) of (i) the outstanding principal of Term Loans, plus (ii) the Total Revolving Credit Commitment. Any such resignation or removal shall be effective upon appointment and acceptance of a successor Administrative Agent, as hereinafter provided. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Administrative Agent, which is a Lender under this Credit Agreement, provided that so long as no Default or Event of Default has occurred and is continuing the Borrowers shall have the right to approve any successor Administrative Agent, which approval shall not be unreasonably withheld. If, in the case of a resignation by the Administrative Agent, no successor Administrative Agent shall have been so appointed by the Required Lenders and approved by the Borrowers, and shall have accepted such appointment, within thirty (30) days after the retiring Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint any one of the other Lenders as a successor Administrative Agent. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Administrative Agent, and the retiring or removed Administrative Agent shall be discharged from all further duties and obligations as Administrative Agent under this Credit Agreement. After any Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Credit Agreement.

     Section 14.12.  Notices.  Any notices or other information required hereunder to be provided to the Administrative Agent shall be forwarded by the Administrative Agent to each of the Lenders on the same day (if practicable) and, in any case, on the next Business Day following the Administrative Agent's receipt thereof.

     Section 15.  EXPENSES.  The Borrowers jointly and severally agree to pay (a) the reasonable costs of producing and reproducing this Credit Agreement, the other Loan Documents and the other agreements and instruments mentioned herein, (b) the reasonable fees, expenses and disbursements of the Administrative Agent's outside counsel or any local counsel to the Administrative Agent incurred in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, each closing hereunder, and amendments, modifications, approvals, consents or waivers hereto or hereunder, (c) the fees, expenses and disbursements of the Administrative Agent incurred by the Administrative Agent in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, any amendments, modifications, approvals, consents or waivers hereto or hereunder, or the cancellation of any Loan Document upon payment in full in cash of all of the Obligations or pursuant to any terms of such Loan Document for providing for such cancellation, including, without limitation, the fees and disbursements of the Administrative Agent's counsel in preparing the documentation, (d) the fees, costs, expenses and disbursements of each of the Agents and its Affiliates incurred in connection with the syndication and/or participations of the Loans, including, without limitation, costs of preparing syndication materials and photocopying costs, which syndication costs and expenses shall be payable by the Borrowers regardless of whether the Loans are ultimately syndicated, (e) all reasonable expenses (including reasonable attorneys' fees and costs, which attorneys may be employees of any Lender or the Administrative Agent, and the fees and costs of appraisers, engineers, investment bankers, surveyors or other experts retained by any Lender or the Administrative Agent in connection with any such enforcement proceedings) incurred by any Lender or the Administrative Agent in connection with (i) the enforcement of or preservation of rights under any of the Loan Documents against any Borrower or any of its Subsidiaries or any Guarantor or the administration thereof after the occurrence and during the continuance of a Default or Event of Default (including, without limitation, expenses incurred in any restructuring and/or "workout" of the Loans), and (ii) subject to the limitation set forth in Section 16 hereof, any litigation, proceeding or dispute whether arising hereunder or otherwise, in any way related to any Lender's or the Administrative Agent's relationship with any Borrower or any of its Subsidiaries or any Guarantor, (f) all reasonable fees, expenses and disbursements of the Administrative Agent incurred in connection with UCC searches and (g) all costs incurred by the Administrative Agent in the future in connection with its inspection of the Unencumbered Properties after the occurrence and during the continuance of an Event of Default. The covenants of this Section 15 shall survive payment or satisfaction of payment of amounts owing with respect to the Notes.

     Section 16.  INDEMNIFICATION.  The Borrowers jointly and severally agree to indemnify and hold harmless each of the Agents and Lenders and the shareholders, directors, agents, officers, subsidiaries and affiliates of each of the Agents and Lenders (each group consisting of an Agent or a Lender and its respective shareholders, directors, agents, officers, subsidiaries and affiliates being an "Indemnified Lender's Group") from and against any and all claims, actions and suits, whether groundless or otherwise, and from and against any and all liabilities, losses, settlement payments, obligations, damages and expenses of every nature and character, arising out of this Credit Agreement or any of the other Loan Documents or the transactions contemplated hereby or thereby or which otherwise arise in connection with the financing, including, without limitation, (a) any actual or proposed use by any Borrower or any of its Subsidiaries of the proceeds of any of the Loans, (b) any Borrower or any of its Subsidiaries or any Guarantor entering into or performing this Credit Agreement or any of the other Loan Documents or the transactions contemplated by this Credit Agreement or any of the other Loan Documents, or (c) pursuant to Section 7.17 hereof, in each case including, without limitation, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding, provided, however, that the Borrowers shall not be obligated under this Section 16 to indemnify any Person for liabilities arising from the gross negligence or willful misconduct of such Person or of any other Person in the Indemnified Lender's Group of which such Person is a member (but such indemnification shall continue to apply to all other Persons including all other Indemnified Lender's Groups). Each Person to be indemnified under this Section 16 shall give the Borrowers notice of any claim as to which it is seeking indemnification under this Section 16 promptly after becoming aware of the same (which shall constitute notice for all Indemnified Lender's Groups), but such Person's failure to give prompt notice shall not affect the obligations of the Borrowers under this Section 16 unless such failure prejudices the legal rights of the Borrowers regarding such indemnity. In litigation, or the preparation therefor, the Borrowers shall be entitled to select counsel reasonably acceptable to the Required Lenders, and the Lenders (as approved by the Required Lenders) shall be entitled to select their own supervisory counsel and, in addition to the foregoing indemnity, the Borrowers agree to pay promptly the reasonable fees and expenses of each such counsel if (i) in the reasonable opinion of the Agent, use of counsel of the Borrowers' choice could reasonably be expected to give rise to a conflict of interest, (ii) the Borrowers shall not have employed counsel reasonably satisfactory to the Agent and the Lenders within a reasonable time after notice of the institution of any such litigation or proceeding or (iii) the Borrower Representative authorizes each Agent and Lender to employ separate counsel at the Borrowers' expense. If and to the extent that the obligations of the Borrowers under this Section 16 are unenforceable for any reason, the Borrowers hereby agree to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law. The provisions of this Section 16 shall survive the repayment of the Loans and the termination of the obligations of the Lenders hereunder and shall continue in full force and effect as long as the possibility of any such claim, action, cause of action or suit exists.

     Section 17.  SURVIVAL OF COVENANTS, ETC.  All covenants, agreements, representations and warranties made herein, in the Notes, in any of the other Loan Documents or in any documents or other papers delivered by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto shall be deemed to have been relied upon by the Lenders and the Agents, notwithstanding any investigation heretofore or hereafter made by any of them, and shall survive the making by the Lenders of any of the Loans, as herein contemplated, and shall continue in full force and effect so long as any amount due under this Credit Agreement or the Notes or any of the other Loan Documents remains outstanding or any Lender has any obligation to make any Loans. The indemnification obligations of the Borrowers provided herein and in the other Loan Documents shall survive the full repayment of amounts due and the termination of the obligations of the Lenders hereunder and thereunder to the extent provided herein and therein. All statements contained in any certificate or other paper delivered to any Lender or Agent at any time by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by such Borrower or such Subsidiary or such Guarantor hereunder.

     Section 18.  ASSIGNMENT; PARTICIPATIONS; ETC.

     Section 18.1.  Conditions to Assignment by Lenders.  Except as provided herein, each Lender may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Credit Agreement (including all or a portion of its Commitment Percentages and Commitments and the same portion of the Loans at the time owing to it, and the Notes held by it); provided that (a) the Administrative Agent and, unless an Event of Default shall have occurred and be continuing, the Borrower Representative each shall have the right to approve any Eligible Assignee, which approval by the Borrower Representative shall not be unreasonably withheld or delayed, (b) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Credit Agreement, (c) each such assignment shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, except for assignment of the Term B Loan, which may be in a minimum amount of $5,000,000, provided such assigning Lender shall either assign its entire amount or retain a Term B Loan, in a minimum amount of $5,000,000, (d) unless the assigning Lender shall have assigned its entire Revolving Credit Commitment, each Lender shall have at all times an amount of its Revolving Credit Commitment of not less than $5,000,000 and (e) the parties to such assignment shall execute and deliver to the Administrative Agent, for recording in the Register (as hereinafter defined), an assignment and assumption, substantially in the form of Exhibit E hereto (an "Assignment and Assumption"), together with any Notes subject to such assignment. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Assumption, which effective date shall be at least five (5) Business Days after the execution thereof, (i) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Assumption, have the rights and obligations of a Lender hereunder and thereunder, and (ii) the assigning Lender shall, to the extent provided in such assignment and upon payment to the Administrative Agent of the registration fee referred to in Section 18.3, be released from its obligations under this Credit Agreement.

     Section 18.2.  Certain Representations and Warranties; Limitations; Covenants.  By executing and delivering an Assignment and Assumption, the parties to the assignment thereunder confirm to and agree with each other and the other parties hereto as follows: (a) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, the assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto; (b) the assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations of any of their obligations under this Credit Agreement or any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (c) such assignee confirms that it has received a copy of this Credit Agreement, together with copies of the most recent financial statements referred to in Section 6.4 and Section 7.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Assumption; (d) such assignee will, independently and without reliance upon the assigning Lender, the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Credit Agreement; (e) such assignee represents and warrants that it is an Eligible Assignee; (f) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Credit Agreement and the other Loan Documents as are delegated to the Administrative Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto; (g) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Credit Agreement are required to be performed by it as a Lender; and (h) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Assumption.

     Section 18.3.  Register.  The Administrative Agent shall maintain a copy of each Assignment and Assumption delivered to it and a register or similar list (the "Register") for the recordation of the names and addresses of the Lenders and the Commitment Percentages of, and principal amount of the Loans owing to, the Lenders from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Credit Agreement. The Register shall be available for inspection by the Borrowers and the Lenders at any reasonable time and from time to time upon reasonable prior notice. Upon each such recordation, the assigning Lender agrees to pay to the Administrative Agent a registration fee in the sum of $2,500.

     Section 18.4.  New Revolving Credit Notes.  Upon its receipt of an Assignment and Assumption executed by the parties to such assignment, together with each Note subject to such assignment, the Administrative Agent shall (a) record the information contained therein in the Register, and (b) give prompt notice thereof to the Borrowers and the Lenders (other than the assigning Lender). Within five (5) Business Days after receipt of such notice, the Borrowers, at its own expense, (i) shall execute and deliver to the Administrative Agent, in exchange for each surrendered Note, a new Note to the order of such Eligible Assignee in an amount equal to the amount assumed by such Eligible Assignee pursuant to such Assignment and Assumption and, if the assigning Lender has retained some portion of its obligations hereunder, a new Note to the order of the assigning Lender in an amount equal to the amount retained by it hereunder and (ii) shall deliver an opinion from counsel to the Borrowers in substantially the form delivered on the Closing Date pursuant to Section 10.8 as to the enforceability of such new Notes. Such new Notes shall provide that they are replacements for the surrendered Notes, shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Assumption and shall otherwise be in substantially the form of the assigned Notes. The surrendered Notes shall be cancelled and returned to the Borrowers.

     Section 18.5.  Participations.  Each Lender may sell participations to one or more banks or other entities in all or a portion of such Lender's rights and obligations under this Credit Agreement and the other Loan Documents; provided that (a) each such participation shall be in an amount of not less than $10,000,000, (b) any such sale or participation shall not affect the rights and duties of the selling Lender hereunder to the Borrowers and the Administrative Agent and the Lender shall continue to exercise all approvals, disapprovals and other functions of a Lender, (c) the only rights granted to the participant pursuant to such participation arrangements with respect to waivers, amendments or modifications of, or approvals under, the Loan Documents shall be the rights to approve waivers, amendments or modifications that would reduce the principal of or the interest rate on any Loans, extend the term or increase the amount of the Commitments of such Lender as it relates to such participant, reduce the amount of any fees to which such participant is entitled or extend any regularly scheduled payment date for principal or interest, and (d) no participant shall have the right to grant further participations or assign its rights, obligations or interests under such participation to other Persons without the prior written consent of the Administrative Agent.

     Section 18.6.  Pledge by Lender.  Notwithstanding any other provision of this Credit Agreement, any Lender at no cost to the Borrowers may at any time pledge all or any portion of its interest and rights under this Credit Agreement (including all or any portion of its Notes) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341. No such pledge or the enforcement thereof shall release the pledgor Lender from its obligations hereunder or under any of the other Loan Documents.

     Section 18.7.  No Assignment by Borrowers.  None of the Borrowers shall assign or transfer any of its rights or obligations under any of the Loan Documents without prior Unanimous Lender Approval.

     Section 18.8.  Disclosure.  The Borrowers agree that, in addition to disclosures made in accordance with standard banking practices, any Lender may disclose information obtained by such Lender pursuant to this Credit Agreement to assignees or participants and potential assignees or participants hereunder; provided that such assignees or potential assignees shall be Eligible Assignees. Any such disclosed information shall be treated by any assignee or participant with the same standard of confidentiality set forth in Section 7.10 hereof.

     Section 18.9.  Syndication.  The Borrowers acknowledge that the Administrative Agent intends, and shall have the right, by itself or through its Affiliates, to syndicate or enter into co-lending arrangements with respect to the Loans and the Total Revolving Credit Commitment pursuant to this Section 18, and the Borrowers agree to cooperate with the Administrative Agent's and its Affiliate's syndication and/or co-lending efforts, such cooperation to include, without limitation, the provision of information reasonably requested by potential syndicate members.

     Section 19.  NOTICES, ETC.  Except as otherwise expressly provided in this Credit Agreement, all notices and other communications made or required to be given pursuant to this Credit Agreement or the Notes shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier, or sent by facsimile and confirmed by delivery via courier or postal service, addressed as follows:

          (a)  if to any Borrower or any Guarantor, to the Borrower Representative at Sovran Self Storage, Inc., 6467 Main Street, Buffalo, New York 14221, Attention: Mr. David L. Rogers, Chief Financial Officer, with a copy to Phillips, Lytle, Hitchcock, Blaine & Huber LLP, One HSBC Center, Buffalo, New York 14203, Attention: Mr. Frederick G. Attea, or to such other address for notice as the Borrower Representative or any Guarantor shall have last furnished in writing to the Administrative Agent;

          (b)  if to the Administrative Agent, at Mail Stop MA DE 1009A, 100 Federal Street, Boston, Massachusetts 02110, Attention: Scott C. Dow, Director, and John J. Murphy, Director, or such other address for notice as the Administrative Agent shall have last furnished in writing to the Borrowers, with a copy to Stephen M. Miklus, Esq., Bingham Dana LLP, 150 Federal Street, Boston, Massachusetts 02110, or at such other address for notice as the Administrative Agent shall last have furnished in writing to the Person giving the notice; and additionally, for any Completed Revolving Credit Loan Request, to Agency Services, Fleet Corporate Administration, Mail Stop MA OF D5P, One Federal Street, Boston, Massachusetts 02110, Attention: Paul T. Tarantino, Senior Loan Administrator; and

          (c)  if to any Lender, at such Lender's address set forth on Schedule 1.2 hereto, or such other address for notice as such Lender shall have last furnished in writing to the Person giving the notice.

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

     Section 20.  GOVERNING LAW; CONSENT TO JURISDICTION AND SERVICE.
THIS CREDIT AGREEMENT AND EACH OF THE OTHER LOAN DOCUMENTS, EXCEPT AS OTHERWISE SPECIFICALLY PROVIDED THEREIN, ARE CONTRACTS UNDER THE LAWS OF THE STATE OF NEW YORK AND SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AND THE GUARANTORS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS CREDIT AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS OR THE GUARANTORS BY MAIL AT THE ADDRESS SPECIFIED IN Section 19. THE BORROWERS AND EACH OF THE GUARANTORS HEREBY WAIVES ANY OBJECTION THAT EITHER OF THEM MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

     Section 21.  HEADINGS.  The captions in this Credit Agreement are for convenience of reference only and shall not define or limit the provisions hereof.

     Section 22.  COUNTERPARTS.  This Credit Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Credit Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

     Section 23.  ENTIRE AGREEMENT, ETC.  The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Credit Agreement nor any term hereof may be changed, waived, discharged or terminated, except as provided in Section 25.

     Section 24.  WAIVER OF JURY TRIAL AND CERTAIN DAMAGE CLAIMS.
EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS, EACH OF THE GUARANTORS, THE AGENT AND EACH OF THE LENDERS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ITS RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS CREDIT AGREEMENT, THE NOTES OR ANY OF THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS AND EACH OF THE GUARANTORS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT ANY OF THEM MAY HAVE TO CLAIM OR RECOVER IN ANY LITIGATION REFERRED TO IN THE PRECEDING SENTENCE ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. EACH OF THE BORROWERS AND THE GUARANTORS (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY LENDER OR THE AGENT HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH LENDER OR THE AGENT WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (B) ACKNOWLEDGE THAT THE AGENT AND THE LENDERS HAVE BEEN INDUCED TO ENTER INTO THIS CREDIT AGREEMENT AND THE OTHER LOAN DOCUMENTS TO WHICH THEY ARE PARTIES BY, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS CONTAINED HEREIN.

     Section 25.  CONSENTS, AMENDMENTS, WAIVERS, ETC.  Except as otherwise expressly provided in this Credit Agreement, any consent or approval required or permitted by this Credit Agreement may be given, and any term of this Credit Agreement or of any of the other Loan Documents may be amended, and the performance or observance by any Borrower or any Guarantor of any terms of this Credit Agreement or the other Loan Documents or the continuance of any default, Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Required Lenders.

     Notwithstanding the foregoing, the unanimous consent of the Lenders under the Term A Loan, the Term B Loan or the Revolving Credit Loan, as applicable, solely to the extent that such Lenders are directly affected thereby, shall be required for any amendment, modification or waiver of this Credit Agreement that:

                     (i)  reduces or forgives any principal of any unpaid Loan or any interest thereon (including any interest "breakage" costs) or any fees due any Lender hereunder, or permits any prepayment not otherwise permitted hereunder; or

                     (ii)  changes the unpaid principal amount of, or the rate of interest on, any Loan; or

                       (iii)  changes the date fixed for any payment of principal of or interest on any Loan (including, without limitation, any extension of any Maturity Date, except as permitted under Section 3.8(b) hereof) or any fees payable hereunder; or

                       (iv)  changes the amount of any Lender's Commitment (other than pursuant to an assignment permitted under Section 18.1 hereof) or increases the amount of the Total Revolving Credit Commitment; or

                      (v)  amends any of the provisions governing funding contained in Section 2 hereof; or

                     (vi)  with respect to the Lenders under the Term B Loan, any alteration to Section 3.6 hereof;

and Unanimous Lender Approval shall be required for any amendment, modification or waiver of this Credit Agreement that:

                        (i)  releases or reduces the liability of any Guarantor pursuant to its Guaranty other than as provided in Section 5; or

                          (ii)  modifies this Section 25 or any other provision herein or in any other Loan Document which by the terms thereof expressly requires Unanimous Lender Approval; or

                      (iii)  changes the rights, duties or obligations of the Administrative Agent specified in Section 14 hereof (provided that no amendment or modification to such Section 14 or to the fee payable to the Administrative Agent under this Credit Agreement may be made without the prior written consent of the Administrative Agent); or

                      (iv)  changes the definitions of Required Lenders or Unanimous Lender Approval.

No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of the Administrative Agent or the Lenders or any Lender in exercising any right shall operate as a waiver thereof or otherwise be prejudicial to such right or any other rights of the Administrative Agent or the Lenders. No notice to or demand upon any Borrower shall entitle any Borrower to other or further notice or demand in similar or other circumstances.

     Section 26.  SEVERABILITY.  The provisions of this Credit Agreement are severable, and if any one clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Credit Agreement in any jurisdiction.

[Remainder of Page Intentionally Left Blank]

     IN WITNESS WHEREOF, the undersigned have duly executed this Credit Agreement as a sealed instrument as of the date first set forth above.

SOVRAN SELF STORAGE, INC. By:________________________________ Name: Title:

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings, Inc. its general partner By:________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

FLEET NATIONAL BANK, individually and as Administrative Agent By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

PNC BANK, NATIONAL ASSOCIATION individually and as Syndication Agent By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

FIRST UNION NATIONAL BANK, individually and as Documentation Agent By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

ALLFIRST BANK By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

CHEVY CHASE BANK By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

CITIZENS BANK OF RHODE ISLAND By:_________________________________ Name: Craig Schermerhorn Title: Vice President

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

HSBC BANK USA By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

MANUFACTURERS & TRADERS TRUST CO. By:_________________________________ Name: Title:

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

SUNTRUST BANK By:_________________________________ Name: Blake K. Thompson Title: Vice President

[EXECUTION PAGE TO REVOLVING CREDIT AGREEMENT]

Schedule 1.2

Lender	Revolving Credit Commitment Amount	Revolving Credit Commitment Percentage	Term A Loan Commitment Amount	Term A Loan Commitment Percentage	Term B Loan Commitment Amount	Term B Loan Commitment Percentage

Fleet National Bank One Hundred Federal Street Boston, MA 02110 Attn: Scott C.Dow John J. Murphy	$20,000,000	13.33%	$10,000,000	33.33%	$10,000,000	13.33%
PNC Bank One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222 Attn: Randy Cornelius	$20,000,000	13.33%	$0.00	0.00%	$10,000,000	13.33%
First Union National Bank One First Union Center 301 South College Street Charlotte, NC 28288 Attn: David Hoagland	$20,000,000	13.33%	$10,000,000	33.33%	$10,000,000	13.33%
Manufacturers & Traders Trust Co. One Fountain Plaza Buffalo, NY 14203 Attn: Paul Pitman	$20,000,000	13.33%	$5,000,000	16.67%	$10,000,000	13.33%
Citizens Bank of Rhode Island One Citizens Plaza Providence, RI 02903 Attn: Craig Schermerhorn	$20,000,000	13.33%	$5,000,000	16.67%	$10,000,000	13.33%
SunTrust Bank 8245 Boone Boulevard Vienna, VA 22182 Attn: Blake K. Thompson	$13,333,333	8.89%	$0.00	0.00%	$6,666,667	8.89%
HSBC Bank USA One HSBC Center, 27th Floor Buffalo, NY 14203 Attn: Michael J. Maser	$13,333,333	8.89%	$0.00	0.00%	$6,666,667	8.89%
Chevy Chase Bank 8401 Connecticut Avenue Chevy Chase, MD 20815 Attn: Colleen Schick	$13,333,333	8.89%	$0.00	0.00%	$6,666,667	8.89%
Allfirst Bank 25 South Charles Street Baltimore, MD 21201 Attn: Raymond Talabis	$10,000,001	6.67%	$0.00	0.00%	$4,999,999	6.67%
TOTAL	$150,000,000	100%	$30,000,000	100%	$75,000,000	100%

Exhibit A-1
[Form of Revolving Credit Note]

REVOLVING CREDIT NOTE

$_______________		_________ __, 20__

     FOR VALUE RECEIVED, the undersigned SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran"), and the undersigned SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), hereby jointly and severally promise to pay to the order of _______________, [a national banking association] (the " Lender") at the Administrative Agent's Head Office (as defined in the Credit Agreement defined below):

(a)  prior to or on the Revolving Credit Maturity Date the principal amount of _________________ Dollars ($_______________) or, if less, the aggregate unpaid principal amount of Revolving Credit Loans advanced by the Lender to the Borrowers pursuant to the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrowers, the Lender, Fleet National Bank, as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent, and certain other parties thereto; and

(b)  interest on the principal balance hereof from time to time outstanding at the times and at the rate provided in the Credit Agreement.

     This Revolving Credit Note evidences borrowings under and has been issued by the Borrowers in accordance with the terms of the Credit Agreement. The Lender and any holder hereof pursuant to the Credit Agreement or by operation of law is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Revolving Credit Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

     The Borrowers irrevocably authorize the Lender to make or cause to be made, at or about the time of the Drawdown Date of any Revolving Credit Loan or at the time of receipt of any payment of principal of this Revolving Credit Note, an appropriate notation on the grid attached to this Revolving Credit Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Revolving Credit Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Revolving Credit Loans set forth on the grid attached to this Revolving Credit Note, or the continuation of such grid, or any other similar record, including computer records, maintained by the Lender with respect to any Revolving Credit Loans shall be prima facie evidence of the principal amount thereof owing and unpaid to the Lender, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrowers hereunder or under the Credit Agreement to make payments of principal of and interest on this Revolving Credit Note when due to the extent of the unpaid principal and interest amount as of any date of determination.

     The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Revolving Credit Note on the terms and conditions specified in the Credit Agreement.

     If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Revolving Credit Note and all of the unpaid interest accrued thereon and any other charges or amounts due under any of the Loan Documents may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

     No delay or omission on the part of the Lender or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of the Lender or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.

     The Borrowers and every endorser and guarantor of this Revolving Credit Note or the obligation represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Revolving Credit Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

     THIS REVOLVING CREDIT NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS REVOLVING CREDIT NOTE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 19 OF THE CREDIT AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

     This Revolving Credit Note shall be deemed to take effect as a sealed instrument under the laws of the State of New York.

     IN WITNESS WHEREOF, each of the undersigned has caused this Revolving Credit Note to be sealed and signed in its corporate or partnership name by its duly authorized officer as of the day and year first above written.

WITNESS: __________________________________	SOVRAN SELF STORAGE, INC. By:________________________________ Name: Title:

WITNESS: ____________________________________	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By:________________________________ Name:

Title:		Amount of	Balance of
	Amount	Principal Paid	Principal	Notation
Date	of Loan	or Prepaid	Unpaid	Made By:

Exhibit A-2
[Form of Term A Loan Note]

TERM A NOTE

$_______________		_________ __, 20__

     FOR VALUE RECEIVED, the undersigned SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran"), and the undersigned SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), hereby jointly and severally promise to pay to the order of , [a national banking association] (the "Lender") at the Administrative Agent's Head Office (as defined in the Credit Agreement defined below):

(a)  prior to or on the Term A Maturity Date the principal amount of __________ Dollars ($__________) which principal amount is the portion of the Term A Loan advanced by the Lender to the Borrowers pursuant to the Revolving Credit and Term Loan Agreement, dated as of November 7, 2000 (as amended and in effect from time to time, the "Credit Agreement") among the Borrowers, the Lender, Fleet National Bank, as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent, and certain other parties thereto;

(b)  the principal outstanding hereunder from time to time at the times provided in the Credit Agreement; and

(c)  interest from the date hereof on the principal balance hereof from time to time outstanding at the times and at the rate or rates provided in the Credit Agreement and any other sums or fees due thereunder, all in accordance with the Credit Agreement.

     This Term A Note evidences borrowings under and has been issued by the Borrowers in accordance with the terms of the Credit Agreement. The Lender and any holder hereof pursuant to the Credit Agreement or by operation of law is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Term A Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

     The Borrowers irrevocably authorize the Lender to make or cause to be made, at or about the time of the Drawdown Date of the Term A Loan or at the time of receipt of any payment of principal of this Term A Note, an appropriate notation on the grid attached to this Term A Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Term A Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Term A Loan set forth on the grid attached to this Term A Note, or the continuation of such grid, or any other similar record, including computer records, maintained by the Lender with respect to the Term A Loan shall be prima facie evidence of the principal amount thereof owing and unpaid to the Lender, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrowers hereunder or under the Term A Loan Agreement to make payments of principal of and interest on this Term A Note when due to the extent of the unpaid principal and interest amount as of any date of determination.

     The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Term A Note on the terms and conditions specified in the Credit Agreement.

     If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Term A Note and all of the unpaid interest accrued thereon and any other charges or amounts due under any of the Loan Documents may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

     No delay or omission on the part of Fleet or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of Fleet or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.

     The Borrowers and every endorser and guarantor of this Term A Note or the obligations represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Term A Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

     THIS TERM A NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS TERM A NOTE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 12.4 OF THE TERM A LOAN AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

     This Term A Note shall be deemed to take effect as a sealed instrument under the laws of the State of New York.

     IN WITNESS WHEREOF, each of the undersigned has caused this Term A Note to be sealed and signed in its corporate or partnership name by its duly authorized officer as of the day and year first above written.

WITNESS: __________________________________	SOVRAN SELF STORAGE, INC. By:_________________________________ Name: Title:

WITNESS: ____________________________________	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By:________________________________ Name: Title:

	Amount	Amount of	Balance of
	of Term A	Principal Paid	Principal	Notation
Date	Loan	or Prepaid	Unpaid	Made By:

Exhibit A-3
[Form of Term B Loan Note]

TERM B NOTE

$_______________		_________ __, 20__

     FOR VALUE RECEIVED, the undersigned SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran"), and the undersigned SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), hereby jointly and severally promise to pay to the order of , [a national banking association] (the "Lender") at the Administrative Agent's Head Office (as defined in the Credit Agreement defined below):

(a)  prior to or on the Term B Maturity Date the principal amount of __________ Dollars ($__________) which principal amount is the portion of the Term B Loan advanced by the Lender to the Borrowers pursuant to the Revolving Credit and Term Loan Agreement, dated as of November 7, 2000 (as amended and in effect from time to time, the "Credit Agreement") among the Borrowers, the Lender, Fleet National Bank, as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent, and certain other parties thereto;

(b)  the principal outstanding hereunder from time to time at the times provided in the Credit Agreement; and

(c)  interest from the date hereof on the principal balance hereof from time to time outstanding at the times and at the rate or rates provided in the Credit Agreement and any other sums or fees due thereunder, all in accordance with the Credit Agreement.

     This Term B Note evidences borrowings under and has been issued by the Borrowers in accordance with the terms of the Credit Agreement. The Lender and any holder hereof pursuant to the Credit Agreement or by operation of law is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Term B Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

     The Borrowers irrevocably authorize the Lender to make or cause to be made, at or about the time of the Drawdown Date of the Term B Loan or at the time of receipt of any payment of principal of this Term B Note, an appropriate notation on the grid attached to this Term B Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Term B Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Term B Loan set forth on the grid attached to this Term B Note, or the continuation of such grid, or any other similar record, including computer records, maintained by the Lender with respect to the Term B Loan shall be prima facie evidence of the principal amount thereof owing and unpaid to the Lender, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrowers hereunder or under the Term B Loan Agreement to make payments of principal of and interest on this Term B Note when due to the extent of the unpaid principal and interest amount as of any date of determination.

     The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Term B Note on the terms and conditions specified in the Credit Agreement.

     If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Term B Note and all of the unpaid interest accrued thereon and any other charges or amounts due under any of the Loan Documents may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

     No delay or omission on the part of the Lender or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of the Lender or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.

     The Borrowers and every endorser and guarantor of this Term B Note or the obligations represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Term B Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

     THIS TERM B NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS TERM B NOTE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 12.4 OF THE TERM B LOAN AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

     This Term B Note shall be deemed to take effect as a sealed instrument under the laws of the State of New York.

     IN WITNESS WHEREOF, each of the undersigned has caused this Term B Note to be sealed and signed in its corporate or partnership name by its duly authorized officer as of the day and year first above written.

WITNESS: __________________________________	SOVRAN SELF STORAGE, INC. By:_________________________________ Name: Title:

WITNESS: ____________________________________	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By:________________________________ Name:

	Amount	Amount of	Balance of
	of Term B	Principal Paid	Principal	Notation
Date	Loan	or Prepaid	Unpaid	Made By:

Exhibit B
[FORM OF SUBSIDIARY GUARANTY]

GUARANTY

     Guaranty, dated as of ___________ __, 20__ by _______________, a _____________ ____________ (the "Guarantor"), in favor of each of the Agents and the Lenders (each as defined herein) and Fleet National Bank, as administrative agent (in such capacity, the "Administrative Agent") for itself and for the other financial institutions (collectively, the "Lenders") which are or may become parties to the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among Sovran Self Storage, Inc., a Maryland corporation ("Sovran"), Sovran Acquisition Limited Partnership, a Delaware limited partnership (together with Sovran, collectively referred to herein as the "Borrowers"), the Administrative Agent, PNC Bank, National Association, as syndication agent (in such capacity, the "Syndication Agent"), First Union National Bank, as documentation agent (in such capacity, the "Documentation Agent", and collectively with the Administrative Agent and the Syndication Agent, the "Agents") and the Lenders, as the same may hereafter be amended from time to time (the "Credit Agreement"). Capitalized terms used herein without definition shall have the meanings ascribed to them in the Credit Agreement.

     WHEREAS, the Borrowers, the Agents and the Lenders have entered into the Credit Agreement;

     WHEREAS, the Borrowers and the Guarantor are members of a group of related entities, the success of either one of which is dependent in part on the success of the other members of such group;

     WHEREAS, the Guarantor expects to receive substantial direct and indirect benefits from the extensions of credit to the Borrowers by the Lenders pursuant to the Credit Agreement (which benefits are hereby acknowledged);

     WHEREAS, it is a condition precedent to the Agents' and the Lenders' willingness to extend, and to continue to extend, credit to the Borrowers under the Credit Agreement that the Guarantor execute and deliver this Guaranty; and

     WHEREAS, the Guarantor wishes to guaranty the Borrowers' obligations to the Lenders and the Agents under and in respect of the Credit Agreement as herein provided.

     NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1.  Guaranty of Payment and Performance of Obligations. In consideration of the Lenders' extending credit or otherwise in their discretion giving time, financial or banking facilities or accommodations to the Borrowers, the Guarantor hereby unconditionally guarantees to each Agent and Lender that the Borrowers will duly and punctually pay or perform, at the place specified therefor, or if no place is specified, at the Administrative Agent's Head Office, (i) all indebtedness, obligations and liabilities of the Borrowers to any of the Lenders and the Administrative Agent, individually or collectively, under the Credit Agreement or any of the other Loan Documents or in respect of any of the Loans or the Notes or other instruments at any time evidencing any thereof, whether existing on the date of the Credit Agreement or arising or incurred thereafter, direct or indirect, secured or unsecured, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, arising by contract, operation of law or otherwise; and (ii) without limitation of the foregoing, all reasonable fees, costs and expenses incurred by the Administrative Agent or the Lenders in attempting to collect or enforce any of the foregoing, accrued in each case to the date of payment hereunder (collectively the "Obligations" and individually an "Obligation"). This Guaranty is an absolute, unconditional and continuing guaranty of the full and punctual payment and performance by the Borrowers of the Obligations and not of their collectibility only and is in no way conditioned upon any requirement that any Lender or the Administrative Agent first attempt to collect any of the Obligations from the Borrowers or resort to any security or other means of obtaining payment of any of the Obligations which any Lender or the Administrative Agent now has or may acquire after the date hereof or upon any other contingency whatsoever. Upon any Event of Default which is continuing by the Borrowers in the full and punctual payment and performance of the Obligations, the liabilities and obligations of the Guarantor hereunder shall, at the option of the Administrative Agent, become forthwith due and payable to the Administrative Agent and to the Lender or Lenders owed the same without demand or notice of any nature, all of which are expressly waived by the Guarantor, except for notices required to be given to the Borrowers under the Loan Documents. Payments by the Guarantor hereunder may be required by any Lender or the Administrative Agent on any number of occasions.

     2.  Guarantor's Further Agreements to Pay. The Guarantor further agrees, as the principal obligor and not as a guarantor only, to pay to each Lender and the Administrative Agent forthwith upon demand, in funds immediately available to such Lender or the Administrative Agent, all costs and expenses (including court costs and legal fees and expenses) incurred or expended by the Administrative Agent or such Lender in connection with this Guaranty and the enforcement hereof, together with interest on amounts recoverable under this Guaranty from the time after such amounts become due at the default rate of interest set forth in the Credit Agreement; provided that if such interest exceeds the maximum amount permitted to be paid under applicable law, then such interest shall be reduced to such maximum permitted amount.

     3.  Payments. The Guarantor covenants and agrees that the Obligations will be paid strictly in accordance with their respective terms regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Administrative Agent or any Lender with respect thereto. Without limiting the generality of the foregoing, the Guarantor's obligations hereunder with respect to any Obligation shall not be discharged by a payment in a currency other than the currency in which the Obligation is denominated (the "Obligation Currency") or at a place other than the place specified for the payment of the Obligation, whether pursuant to a judgment or otherwise, to the extent that the amount so paid on conversion to the Obligation Currency and transferred to Boston, Massachusetts, U.S.A., under normal banking procedures does not yield the amount of Obligation Currency due thereunder.

      4.   Taxes.

(a)  All payments hereunder shall be made without any counterclaim or set-off, free and clear of, and without reduction by reason of, any taxes, levies, imposts, charges and withholdings, restrictions or conditions of any nature ("Taxes"), which are now or may hereafter be imposed, levied or assessed by the United States or any political subdivision or taxing authority thereof (or any non-United States jurisdiction in which there is Real Estate) on payments hereunder, all of which will be for the account of and paid by the Guarantor. Subject to paragraph (b), if for any reason, any such reduction is made or any Taxes are paid by the Administrative Agent or any Lender (except for taxes on income or profits of such Administrative Agent or Lender), Guarantor will pay to the Administrative Agent or such Lender such additional amounts as may be necessary to ensure that the Administrative Agent or such Lender receives the same net amount which it would have received had no reduction been made or Taxes paid.

(b)  Guarantor shall not be required to pay any additional amounts to any Lender that is not incorporated or organized under the laws of the United States of America or a state thereof or the District of Columbia (a " Non-U.S. Lender") in respect of United States Federal withholding tax to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to the Credit Agreement or, with respect to payments to a different lending office designated by the Non-U.S. Lender as its applicable lending office (a "New Lending Office"), the date such Non-U.S. Lender designated such New Lending Office with respect to the Loans (as defined in the Credit Agreement); provided, however, that this clause (i) shall not apply to any transferee or New Lending Office as a result of an assignment, transfer or designation made at the request of the Borrowers; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any transferee, or Lender through a New Lending Office, would be entitled to receive without regard to this clause (i) do not exceed the indemnity payment or additional amounts that the entity making the assignment or transfer to such transferee, or Lender making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, transfer or designation; or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to deliver completed copies of United States Internal Revenue Service Form 1001 or 4224 or to comply with all the other requirements of Section 4.1(c) of the Credit Agreement.

     5.  Consent to Jurisdiction. The Guarantor agrees that any suit for the enforcement of this Guaranty or any of the other Loan Documents may be brought in the courts of the State of New York sitting in New York, New York or any federal court sitting in New York, New York and consents to the non-exclusive jurisdiction of such courts and the service of process in any such suit being made upon the Guarantor by mail at the address specified herein. Except to the extent such waiver is expressly prohibited by law, the Guarantor hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit is brought in an inconvenient court.

     6.  Liability of the Guarantor. The Administrative Agent and each Lender have and shall have the absolute right to enforce the liability of the Guarantor hereunder without resort to any other right or remedy including any right or remedy under any other guaranty, and the release or discharge of any guarantor of any Obligations shall not affect the continuing liability of the Guarantor hereunder.

     7.  Representations and Warranties; Covenants. The Guarantor hereby makes and confirms the representations and warranties made on its behalf by the Borrowers pursuant to Section 6 of the Credit Agreement, as if such representations and warranties were set forth herein. The Guarantor hereby agrees to perform the covenants set forth in Sections 7 and 8 of the Credit Agreement (to the extent such covenants expressly apply to the Guarantor) as if such covenants were set forth herein. The Guarantor acknowledges that it is, on a collective basis with the Borrowers and all other "Guarantors" (as defined in the Credit Agreement), bound by the covenants set forth in Section 9 of the Credit Agreement. The Guarantor hereby confirms that it shall be bound by all acts or omissions of the Borrower Representative pursuant to the Credit Agreement.

     8.  Effectiveness. The obligations of the Guarantor under this Guaranty shall continue in full force and effect and shall remain in operation until all of the Obligations shall have been paid in full or otherwise fully satisfied, and continue to be effective or be reinstated, as the case may be, if at any time payment or other satisfaction of any of the Obligations is rescinded or must otherwise be restored or returned upon the bankruptcy, insolvency, or reorganization of the Borrowers, or otherwise, as though such payment had not been made or other satisfaction occurred. No invalidity, irregularity or unenforceability of the Obligations by reason of applicable bankruptcy laws or any other similar law, or by reason of any law or order of any government or agency thereof purporting to reduce, amend or otherwise affect the Obligations, shall impair, affect, be a defense to or claim against the obligations of the Guarantor under this Guaranty.

     9.  Freedom of Lender to Deal with Borrowers and Other Parties. The Administrative Agent and each Lender shall be at liberty, without giving notice to or obtaining the assent of the Guarantor and without relieving the Guarantor of any liability hereunder, to deal with the Borrowers and with each other party who now is or after the date hereof becomes liable in any manner for any of the Obligations, in such manner as the Administrative Agent or such Lender in its sole discretion deems fit, and to this end the Guarantor gives to the Administrative Agent and each Lender full authority in its sole discretion to do any or all of the following things: (a) extend credit, make loans and afford other financial accommodations to the Borrowers at such times, in such amounts and on such terms as the Administrative Agent or such Lender may approve, (b) vary the terms and grant extensions of any present or future indebtedness or obligation of the Borrowers or of any other party to the Administrative Agent or such Lender, (c) grant time, waivers and other indulgences in respect thereto, (d) vary, exchange, release or discharge, wholly or partially, or delay in or abstain from perfecting and enforcing any security or guaranty or other means of obtaining payment of any of the Obligations which the Administrative Agent or any Lender now has or may acquire after the date hereof, (e) accept partial payments from the Borrowers or any such other party, (f) release or discharge, wholly or partially, any endorser or guarantor, and (g) compromise or make any settlement or other arrangement with the Borrowers or any such other party.

     10.  Unenforceability of Obligations Against Borrowers; Invalidity of Security or Other Guaranties. If for any reason the Borrowers have no legal existence or are under no legal obligation to discharge any of the Obligations undertaken or purported to be undertaken by it or on its behalf, or if any of the moneys included in the Obligations have become irrecoverable from the Borrowers by operation of law or for any other reason, this Guaranty shall nevertheless be binding on the Guarantor to the same extent as if the Guarantor at all times had been the principal debtor on all such Obligations. This Guaranty shall be in addition to any other guaranty or other security for the Obligations, and it shall not be prejudiced or rendered unenforceable by the invalidity of any such other guaranty or security.

     11.  Waivers by Guarantor. The Guarantor waives: notice of acceptance hereof, notice of any action taken or omitted by the Administrative Agent or any Lender in reliance hereon, and any requirement that the Administrative Agent or any Lender be diligent or prompt in making demands hereunder, giving notice of any default by the Borrowers or asserting any other rights of the Administrative Agent or any Lender hereunder. The Guarantor also irrevocably waives, to the fullest extent permitted by law, all defenses in the nature of suretyship that at any time may be available in respect of the Guarantor's obligations hereunder by virtue of any statute of limitations, valuation, stay, moratorium law or other similar law now or hereafter in effect.

     12.  Waiver of Subrogation Rights. Notwithstanding any other provision to the contrary contained herein or provided by applicable law, unless and until all of the Obligations have been indefeasibly paid in full in cash and satisfied in full, the Guarantor hereby irrevocably waives any and all rights it may have at any time (whether arising directly or indirectly, by operation of law or by contract) to assert any claim against the Borrowers on account of payments made under this Guaranty, including, without limitation, any and all rights of or claims for subrogation, contribution, reimbursement, exoneration and indemnity, and further waives any benefit of and any right to participate in any collateral which may be held by the Administrative Agent or any Lender or any affiliate of the Administrative Agent or any Lender. In addition, the Guarantor will not claim any set-off or counterclaim against the Borrowers in respect of any liability it may have to the Borrowers unless and until all of the Obligations have been indefeasibly paid in full in cash and satisfied in full.

     13.  Demands. Any demand on or notice made or required to be given pursuant to this Guaranty shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, return receipt requested, sent by overnight courier, or sent by telegraph, telecopy, telefax or telex and confirmed by delivery via courier or postal service, addressed as follows:

(a) if to the Guarantor, at Sovran Self Storage, Inc. 6467 Main Street Buffalo, New York 14221 Attention: Mr. David L. Rogers

or at such other address for notice as the Guarantor shall last have furnished in writing to the Administrative Agent with a copy to:
Phillips, Lytle, Hitchcock, Blaine & Huber LLP One HSBC Center Buffalo, New York 14203 Attention: [Mr. Frederick G. Atttea]

or at such other address for notice as the Guarantor shall last have furnished in writing to the Administrative Agent; and
(b) if to the Administrative Agent, at Fleet National Bank Mail Stop: MA DE 1009A 100 Federal Street Boston, Massachusetts 02110 Attention: Scott C. Dow and John J. Murphy

or such other address for notice as the Administrative Agent shall last have furnished in writing to the Guarantor, with a copy to:

Bingham Dana LLP 150 Federal Street Boston, Massachusetts 02110 Attention: Stephen M. Miklus, Esq.

or at such other address for notice as the Administrative Agent shall last have furnished in writing to the Guarantor; and

(c)  if to any Lender, at such Lender's address as set forth in Schedule 1.2 to the Credit Agreement or as shall have last been furnished in writing to the Person giving the notice.

     Any such notice or demand shall be deemed to have been duly given or made and to have become effective (i) if delivered by hand, overnight courier or facsimile to the party to which it is directed, at the time of the receipt thereof by such party or the sending of such facsimile with electronic confirmation of receipt or (ii) if sent by registered or certified first-class mail, postage prepaid, return receipt requested, on the fifth Business Day following the mailing thereof.

     14.  Amendments, Waivers, Etc.. No provision of this Guaranty can be changed, waived, discharged or terminated except by an instrument in writing signed by the Administrative Agent and the Guarantor expressly referring to the provision of this Guaranty to which such instrument relates; and no such waiver shall extend to, affect or impair any right with respect to any Obligation which is not expressly dealt with therein. No course of dealing or delay or omission on the part of the Administrative Agent or the Lenders or any of them in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto.

     15.  Further Assurances. The Guarantor at its sole cost and expense agrees to do all such things and execute, acknowledge and deliver all such documents and instruments as the Administrative Agent from time to time may reasonably request in order to give full effect to this Guaranty and to perfect and preserve the rights and powers of the Administrative Agent and the Lenders hereunder.

     16.  Miscellaneous Provisions. This Guaranty is intended to take effect as a sealed instrument to be governed by and construed in accordance with the laws of the State of New York and shall inure to the benefit of the Administrative Agent, each Lender and its respective successors in title and assigns permitted under the Credit Agreement, and shall be binding on the Guarantor and the Guarantor's successors in title, assigns and legal representatives. The rights and remedies herein provided are cumulative and not exclusive of any remedies provided by law or any other agreement. The invalidity or unenforceability of any one or more sections of this Guaranty shall not affect the validity or enforceability of its remaining provisions. Captions are for ease of reference only and shall not affect the meaning of the relevant provisions. The meanings of all defined terms used in this Guaranty shall be equally applicable to the singular and plural forms of the terms defined.

     17.  WAIVER OF JURY TRIAL. EXCEPT TO THE EXTENT SUCH WAIVER IS EXPRESSLY PROHIBITED BY LAW, THE GUARANTOR HEREBY IRREVOCABLY WAIVES TRIAL BY JURY IN ANY JURISDICTION AND IN ANY COURT WITH RESPECT TO, IN CONNECTION WITH, OR ARISING OUT OF THIS GUARANTY, THE OBLIGATIONS, OR ANY INSTRUMENT OR DOCUMENT DELIVERED PURSUANT HERETO OR THERETO OR ANY OTHER CLAIM OR DISPUTE HOWSOEVER ARISING, AMONG THE GUARANTOR, THE BORROWERS, THE ADMINISTRATIVE AGENT AND/OR THE LENDERS. THIS WAIVER OF JURY TRIAL SHALL BE EFFECTIVE FOR EACH AND EVERY DOCUMENT EXECUTED BY THE GUARANTOR, THE ADMINISTRATIVE AGENT OR THE LENDERS AND DELIVERED TO THE ADMINISTRATIVE AGENT OR THE LENDERS, AS THE CASE MAY BE, WHETHER OR NOT SUCH DOCUMENTS SHALL CONTAIN SUCH A WAIVER OF JURY TRIAL. THE GUARANTOR CONFIRMS THAT THE FOREGOING WAIVERS ARE INFORMED AND FREELY MADE.

     IN WITNESS WHEREOF, the Guarantor has executed and delivered this Guaranty as of the date first above written.

GUARANTOR: _____________________________________ By:__________________________________ Name: Title:

Exhibit C

[Form of Revolving Credit Loan Request]
Fleet National Bank, as Administrative Agent Mail Stop: MA DE 10032D 100 Federal Street Boston, Massachusetts 02110 Attn: Scott C. Dow Director

Fleet National Bank,
as Administrative Agent
Agency Services
Fleet Corporate Administration

Mail Stop: [__________]
One Federal Street
Boston, Massachusetts 02110
Attn: [________________]
     [Senior Loan Administrator]

REVOLVING CREDIT LOAN REQUEST

     This Loan Request is made pursuant to Section 2.5 of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among Sovran Self Storage, Inc., a Maryland corporation ("Sovran "), Sovran Acquisition Limited Partnership, a Delaware limited partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Loan Request have the meanings given them in the Credit Agreement.

1.  Sovran, as Borrower Representative hereby requests a Revolving Credit Loan in the principal amount of $_______________.

2.  The proposed Drawdown Date of the Revolving Credit Loan is:

     _________ ____, 20__

3.  The Interest Period requested for the Revolving Credit Loan requested in this Loan Request (if any) is:

     ___________________

4.  The Type of Revolving Credit Loan being requested in this Loan Request is:

     _____ Prime Rate Loan
     _____ LIBOR Rate Loan

     WITNESS my hand this ___ day of _______, 20__.

SOVRAN SELF STORAGE By:__________________________________ Name: Title:

Exhibit D-1

COMPLIANCE CERTIFICATE OF [CHIEF
FINANCIAL OFFICER/TREASURER]

(Loan Request)

     The undersigned [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran"), as the Borrower Representative (as defined in the Credit Agreement defined below) HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 2.5(iv)(c) and/or Section 11.1 of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9.1, Section 9.2, Section 9.3 and Section 9.11 of the Credit Agreement on a pro-forma basis after giving effect to the requested Revolving Credit Loan, all of which data and computations, to the knowledge and belief of the [chief financial officer/treasurer] executing and delivering this Compliance Certificate on behalf of Sovran, as Borrower Representative (the ["Chief Financial Officer"/"Treasurer"]), are true, complete and correct.

     The activities of the Borrowers, each Guarantor and their respective Subsidiaries and subsidiaries (as defined in the Credit Agreement) since the date of the last Compliance Certificate submitted by the Borrowers to the Administrative Agent have been reviewed by the [Chief Financial Officer/ Treasurer] and/or by employees or agents under his/her immediate supervision. Based upon such review, to the knowledge and belief of the [Chief Financial Officer/ Treasurer], both before and after giving effect to the requested Revolving Credit Loan, (1) no Default or Event of Default exists on the date hereof or will exist under the Credit Agreement or any other Loan Document on the Drawdown Date of such Loan, and (2) after taking into account such requested Loan, no Default or Event of Default will exist as of the Drawdown Date or thereafter.

     To the knowledge and belief of the [Chief Financial Officer/Treasurer], each of the representations and warranties of the Borrowers and each Guarantor contained in the Credit Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with the Credit Agreement was true as of the date as of which they were made, is true at and as of the date hereof, and will be true at and as of the time of the making of the requested Loan, with the same effect as if made at and as of that time.

     The [Chief Financial Officer/Treasurer] certifies that he/she is authorized to execute and deliver this compliance certificate on behalf of Sovran, as Borrower Representative.

     Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:_______________________________ Name: Title:

Exhibit D-2

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICER

(Sovran Financial Statements)

     The undersigned Chief Financial Officer of Sovran Self Storage, Inc., ("Sovran") HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 7.4(c) of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

     As required by Section 7.4(c) of the Credit Agreement, the consolidated (and consolidating, if required under the Credit Agreement) financial statements of Sovran and its respective subsidiaries (as defined in the Credit Agreement) for the [year] [quarter] ended ______, 20__ (the "Financial Statements") prepared in accordance with GAAP (subject, in the case of quarterly statements, to year-end adjustments none of which are anticipated to be materially adverse, except as specifically disclosed in this compliance certificate) accompany this Compliance Certificate. The Financial Statements present fairly the financial position of Sovran and its subsidiaries as at the date thereof and the results of operations of Sovran and its subsidiaries for the period covered thereby.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Credit Agreement, all of which data and computations, to the knowledge and belief of the chief financial officer executing and delivering this Compliance Certificate on behalf of Sovran, as Borrower Representative (the "Chief Financial Officer"), are true, complete and correct.

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

     Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:_______________________________ Name: Title:

Exhibit D-3

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICER

(SALP Financial Statements)

     The undersigned Chief Financial Officer of Sovran Acquisition Limited Partnership ("SALP") HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 7.4(c) of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among SALP, Sovran Self Storage, Inc. (together with SALP, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

     As required by Section 7.4(c) of the Credit Agreement, financial statements of SALP and its subsidiaries (as defined in the Credit Agreement) for the [year] [quarter] ended ______, 20__ (the "Financial Statements") prepared in accordance with GAAP (subject, in the case of quarterly statements, to year-end adjustments none of which are anticipated to be materially adverse, except as specifically disclosed in this compliance certificate) accompany this compliance certificate. The Financial Statements delivered herewith present fairly the financial position of SALP and its subsidiaries as at the date thereof and the results of operations of SALP and its subsidiaries for the period covered thereby.

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

     Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:_______________________________ Name: Title:

Exhibit D-4

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICER

(Incurrence of Indebtedness)

     The undersigned, being the Chief Financial Officer of Sovran Self Storage, Inc. ("Sovran" and together with Sovran Acquisition Limited Partnership, collectively referred to herein as the "Borrowers "), HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 8.1 of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among the Borrowers, Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

     The Borrowers hereby give the Administrative Agent notice that a Borrower, a Guarantor or a Subsidiary plans to incur Indebtedness for borrowed money which will cause the aggregate amount of Indebtedness for borrowed money incurred since delivery of the most recent compliance certificate to exceed $5,000,000.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9.1, Section 9.2, Section 9.3 and Section 9.11 of the Credit Agreement on a pro forma basis after giving effect to such Indebtedness for borrowed money, all of which data and computations, to the best knowledge and belief of the chief financial officer executing and delivering this compliance certificate on behalf of Sovran, as Borrower Representative (the "Chief Financial Officer"), are true, complete and correct.

     The activities of the Borrower, the Guarantor or the Subsidiary, as applicable, have been reviewed by the Chief Financial Officers and/or by employees or agents under his immediate supervision. The Chief Financial Officer certifies that he is authorized to execute and deliver this compliance certificate on behalf of Sovran, as Borrower Representative.

Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:_______________________________ Name: Title:

Exhibit D-5

COMPLIANCE CERTIFICATE OF
[CHIEF FINANCIAL OFFICER/TREASURER]

(Merger, Consolidation or Reorganization)

     The undersigned, being the [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran"), HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 8.4(a) of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among Sovran, Sovran Acquisition Limited Partnership ("SALP " and together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

     The undersigned hereby gives the Administrative Agent notice that a Borrower, a Guarantor, an Operating Subsidiary or a wholly-owned Subsidiary plans to become a party to a merger, consolidation or reorganization requiring a compliance certificate under Section 8.4(a) of the Credit Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Credit Agreement on a pro forma basis, all of which data and computations, to the best knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate (the "[Chief Financial Officer/Treasurer]"), are true, complete and correct. Furthermore, the undersigned certifies that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

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

     Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:_______________________________ Name: Title:

Exhibit D-6

COMPLIANCE CERTIFICATE OF
[CHIEF FINANCIAL OFFICER/TREASURER]

(Disposition of Unencumbered Property)

     The undersigned [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran") HEREBY CERTIFIES THAT:

     This compliance certificate is furnished pursuant to Section 8.4(b)(i) or Section 8.4(b)(ii) of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Sovran, as Borrower Representative hereby gives the Administrative Agent notice of the intention of a Borrower, a Guarantor, an Operating Subsidiary or a wholly-owned Subsidiary to Sell or to grant an Indebtedness Lien on an Unencumbered Property or other asset pursuant to Section 8.4(b)(i) or Section 8.4(b)(ii) of the Credit Agreement. Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings described in the Credit Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Credit Agreement on a pro forma basis after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, all of which data and computations, to the knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate on behalf of Sovran (the "[Chief Financial Officer"/"Treasurer]"), are true, complete and correct.

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

[(for Section 8.4(b)(ii)) before giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Event of Default exists under any Loan Document; provided, that if such Sale or Indebtedness Lien is to be made while a Default is continuing, such Sale or Indebtedness Lien (together with other Sales and Indebtedness Liens) will cure the Default before it becomes an Event of Default; and if multiple Sales or Indebtedness Liens are contemplated, the Borrowers shall apply the net proceeds of each Sale or Indebtedness Lien to the repayment of the Revolving Credit Loans until such Default has been fully cured. After giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default will exist under any Loan Document.]

     The [Chief Financial Officer/Treasurer] certifies that he is authorized to execute and deliver this Compliance Certificate on behalf of Sovran, as Borrower Representative.

     Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:_______________________________ Name: Title:

Exhibit D-7

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICERS

(Closing Condition)

     Each of the undersigned, being the Chief Financial Officers of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition Limited Partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers"), HEREBY CERTIFIES THAT:

     This Compliance Certificate is furnished pursuant to Section 10.14 of the Revolving Credit and Term Loan Agreement dated as of November 7, 2000 among the Borrowers, Fleet National Bank, individually and as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

     Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 9 of the Credit Agreement, all of which data and computations, to the best knowledge and belief of the chief financial officers executing and delivering this compliance certificate on behalf of the Borrowers (the "Chief Financial Officers"), are true, complete and correct.

     Each of the Chief Financial Officers hereby certifies, in accordance with the provisions of Section 10.14 of the Credit Agreement, that the representations and warranties of the Borrowers contained in the Credit Agreement and in each document and instrument delivered pursuant to or in connection therewith are true as of the date hereof and that no Default or Event of Default has occurred and is continuing on the date hereof.

     Each of the Chief Financial Officers certifies that he is authorized to execute and deliver this compliance certificate on behalf of Sovran or SALP, as the case may be.

     Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By:___________________________________ Name: Title:	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By:__________________________________ Name: Title:

Exhibit E

[Form of Assignment and Assumption Agreement]

ASSIGNMENT AND ASSUMPTION AGREEMENT

Dated as of _____________ ___, 20__

     Reference is made to the Revolving Credit and Term Loan Agreement, dated as of November 7, 2000 (as amended and in effect from time to time, the "Credit Agreement"), among Sovran Self Storage, Inc. ("Sovran"), Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, as Administrative Agent (the "Administrative Agent"), PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent and the lending institutions referred to therein as Lenders (the "Lenders") and certain other parties as stated therein. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

     ___________________________________ (the "Assignor") and ______________________ (the "Assignee") agree as follows:

     1.  Assignment.  Subject to the terms and conditions of this Assignment and Assumption, the Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes without recourse to the Assignor, a $______________ interest in and to the rights, benefits, indemnities and obligations of the Assignor under the Credit Agreement equal to _____% in respect of the Total Revolving Credit Commitment [and ______% in respect of the Term A Loan and _____% in respect of Term B Loan] immediately prior to the Effective Date(as hereinafter defined).

     2.  Assignor's Representations.  The Assignor (i) represents and warrants that (A) it is legally authorized to enter into this Assignment and Assumption Agreement, (B) as of the date hereof, its Revolving Credit Commitment is $__________, its Revolving Credit Commitment Percentage is ________%, the aggregate outstanding principal balance of its Revolving Credit Loans equals $__________ and [its Term A Commitment is $____________, its Term A Commitment Percentage is ___%, its Term B Commitment is $______________, its Term B Commitment Percentage is ___%] [the aggregate outstanding balance of its Term A Loan equals $____________ and the aggregate outstanding balance of its Term B Loan equals $_________] (in each case after giving effect to the assignment contemplated hereby but without giving effect to any contemplated assignments which have not yet become effective), and (C) immediately after giving effect to all assignments which have not yet become effective, the Assignor's Commitment Percentages will be sufficient to give effect to this Assignment and Assumption Agreement, (ii) makes no representation or warranty, express or implied, and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any of the other Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder free and clear of any claim or encumbrance; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by the Borrowers or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations of any of its obligations under the Credit Agreement or any of the other Loan Documents or any other instrument or document delivered or executed pursuant thereto; and (iv) has delivered to the Administrative Agent for return to the Borrowers [the Revolving Credit Note] [the Term A Note] [the Term B Note] delivered to it under the Credit Agreement and requests that the Borrower exchange such [Revolving Credit Note] [Term A Note] [Term B Note] for new [Revolving Credit Note] [Term A Note] [Term B Note] payable to each of the Assignor and Assignee as follows:

Notes Payable to the Order of:	Amount of Revolving Credit Note	Amount of Term A Note	Amount of Term B Note

Assignor	$____________	$_________	$_________
Assignee	$____________	$_________	$_________

     3.  Assignee's Representations.  The Assignee (i) represents and warrants that (A) it is duly and legally authorized to enter into this Assignment and Assumption Agreement, (B) the execution, delivery and performance of this Assignment and Assumption Agreement do not conflict with any provision of law or of the charter or by-laws of the Assignee, or of any agreement binding on the Assignee, (C) all acts, conditions and things required to be done and performed and to have occurred prior to the execution, delivery and performance of this Assignment and Assumption Agreement, and to render the same the legal, valid and binding obligation of the Assignee, enforceable against it in accordance with its terms, have been done and performed and have occurred in due and strict compliance with all applicable laws; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Sections 6.4 and 7.4 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption Agreement; (iii) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Lenders and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) represents and warrants that it is an Eligible Assignee; (v) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Loan Documents as are delegated to the Administrative Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender.

     4.  Effective Date.   The effective date for this Assignment and Assumption Agreement shall be _______ ___, 20__ (the "Effective Date"). Following the execution of this Assignment and Assumption Agreement, each party hereto shall deliver its duly executed counterpart hereof to the Administrative Agent for acceptance by the Administrative Agent and recording in the Register by the Administrative Agent.

     5.  Rights Under Credit Agreement.  Upon such acceptance and recording, from and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Assumption Agreement, have the rights and obligations of a Lender thereunder, and (ii) the Assignor shall, with respect to that portion of its interest under the Credit Agreement assigned hereunder, relinquish its rights and be released from its obligations under the Credit Agreement; provided, however, that the Assignor shall retain its rights to be indemnified pursuant to Section 16 of the Credit Agreement with respect to any claims or actions arising prior to the Effective Date.

     6.  Payments.  Upon such acceptance of this Assignment and Assumption Agreement by the Administrative Agent and such recording, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the rights and interests assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and the Assignee shall make any appropriate adjustments in payments for periods prior to the Effective Date by the Administrative Agent or with respect to the making of this assignment directly between themselves.

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

ASSIGNOR: _____________________________________ By:__________________________________ Name: Title:

ASSIGNOR: _____________________________________ By:__________________________________ Name: Title:

FLEET NATIONAL BANK, as Administrative Agent (as to Section 6) By:__________________________________ Name: Title:

Exhibit F

[Form of Notice of Continuation/Conversion]

____________ ___, 20__

Fleet National Bank, as Administrative Agent Mail Stop: MA DE 10032D 100 Federal Street Boston, Massachusetts 02110 Attn: Scott C. Dow Director

Fleet National Bank,
as Administrative Agent
Agency Services
Fleet Corporate Administration

Mail Stop: [__________]
One Federal Street
Boston, Massachusetts 02110
Attn: [________________]
       [Senior Loan Administrator]

Gentlemen:

     Reference is made to that certain Revolving Credit and Term Loan Agreement dated as of November 7, 2000 (such agreement, as it may be or may have been amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"; capitalized terms used herein without definition shall have the respective meanings assigned to those terms in the Credit Agreement) among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, the institutions from time to time party thereto as Lenders, Fleet National Bank, as Administrative Agent, PNC Bank, National Association, as syndication agent, First Union National Bank, as documentation agent, and certain other parties thereto. The Borrowers hereby give you notice pursuant to Section 2.6 [and 3.5] of the Credit Agreement for the [Revolving Credit Loans] [Term A Loans] [Term B Loans] specified below that they elect to:

     8.1  [Continue such [Revolving Credit Loans] [Term A Loans] [Term B Loans] as LIBOR Rate Loans $____________ in aggregate principal amount of the outstanding LIBOR Rate Loans, the current Interest Period of which ends on ______________, 20__].

     8.2  [Convert such [Revolving Credit Loans] [Term A Loans] [Term B Loans] to Prime Rate Loans] [LIBOR Rate Loans] $______________ in aggregate principal amount of the outstanding [LIBOR Rate Loans], [Prime Rate Loans] the current Interest Period of which ends on _____________].

     8.3  The date for such [continuation] [and] [conversion] shall be _______________.

     8.4  [The Interest Period for such continued or converted (as applicable) LIBOR Rate Loans is requested to be [a _________________ month period].

     The Borrower Representative hereby certifies to the Administrative Agent and each of the Lenders on behalf of each Borrower that it is authorized to execute this notice on behalf of the Borrowers, no Default or Event of Default has occurred and is continuing, on the date hereof there are no other prohibitions under the Credit Agreement to the requested [conversion/continuation], no such prohibitions will exist on the date of the requested [conversion/continuation], the requested [conversion/ continuation] is in accordance with the provisions of Section 2.6 [and Section 3.5] of the Credit Agreement.

     Executed as of this _____ day of _____________, 20__.

SOVRAN SELF STORAGE, INC. By:__________________________________ Name: Title:

Sovran Self Storage, Inc.

Exhibit (12.1) - Statement Re: Computation of Earnings to

Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2000	1999	1998	1997	1996
Earnings:
Net income	$25,707	$25,585	$23,540	$23,119	$15,659
Fixed charges	21,279	15,944	9,925	2,743	2,386
Earnings (1)	46,986	41,529	33,465	25,862	18,045

Fixed charges:
Interest expense	17,497	13,927	9,601	2,166	1,924
Preferred stock dividends	2,955	1,239	-	-	-
Amortization of financing fees	827	778	324	577	462
Fixed charges (2)	$21,279	$15,944	$ 9,925	$ 2,743	$ 2,386

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	2.21	2.60	3.37	9.43	7.56

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) and the Registration Statement (Form S-8 No. 333-42272) pertaining to the 1995 Award and Option Plan and to the 1995 Outside Directors' Stock Option Plan, the Registration Statement (Form S-8 No. 333-42270) pertaining to the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc. and the Registration Statement (Form S-3 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc. of our report dated February 2, 2001 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2000.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated February 2, 2001 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2000.

ERNST & YOUNG LLP

Buffalo, New York
March 28, 2001