Form 10-Q
period 2001-03-31
SOVRAN SELF STORAGE INC
filed 2001-05-11
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

As of May 11, 2001 there were outstanding 12,191,622 shares of the registrants' Common Stock, $.01 par value.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS
	March 31,
	2001	December 31,
(dollars in thousands, except share data)	(unaudited)	2000
Assets
Investment in storage facilities:
Land	$ 110,874	$ 110,874
Building and equipment	454,529	451,847
	565,403	562,721
Less: accumulated depreciation	(48,605)	(45,253)
Investment in storage facilities, net	516,798	517,468
Cash and cash equivalents	2,690	1,421
Accounts receivable	1,254	1,141
Receivable from related parties	2,056	2,007
Notes receivable from joint ventures	27,575	15,772
Investment in joint ventures	4,476	4,033
Prepaid expenses and other assets	5,439	5,297
Total Assets	$ 560,288	$ 547,139
Liabilities
Line of credit	$140,500	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	3,802	4,888
Deferred revenue	3,582	3,221
Accrued dividends	7,042	6,977
Mortgage payable	2,215	2,223
Total Liabilities	262,141	246,309
Minority interest	22,056	23,432

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized, 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,081,595 shares outstanding (12,028,687 at December 31, 2000)	129	128
Additional paid-in capital	285,262	283,745
Unearned restricted stock	(505)	(550)
Dividends in excess of net income	(20,703)	(18,282)
Treasury stock at cost, 792,925 shares (772,700 shares at December 31, 2000)	(16,677)	(16,228)
Total Shareholders' Equity	276,091	277,398

Total Liabilities and Shareholders' Equity	$560,288	$547,139
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except share data)	January 1, 2001 to March 31, 2001	January 1, 2000 to March 31, 2000
Revenues:
Rental income	$ 21,800	$ 21,534
Interest and other income	442	264
Equity in income of joint ventures	43	-
Total revenues	22,285	21,798

Expenses:
Property operations and maintenance	5,168	4,737
Real estate taxes	2,086	2,015
General and administrative	1,598	1,457
Interest	4,063	3,914
Depreciation and amortization	3,648	3,456
Total expenses	16,563	15,579

Income before minority interest	5,722	6,219
Minority interest	(361)	(405)

Net Income	5,361	5,814
Series B preferred stock dividend	(739)	(739)
Net income available to common shareholders	$ 4,622	$ 5,075

Per common share:
Earnings per common share - basic	$ 0.38	$ 0.42

Earnings per common share - diluted	$ 0.38	$ 0.42

Common shares used in basic earnings per share calculation	12,064,973	12,235,084
Common shares used in diluted earnings per share calculation	12,075,717	12,235,322

Dividends declared per common share	$ 0.58	$ 0.57

See notes to financial statements.

SOVRAN SELF STORAGE, INC.

STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2001 to March 31, 2001	January 1, 2000 to March 31, 2000
Operating Activities
Net income	$ 5,361	$ 5,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,648	3,456
Equity in income of joint ventures	(43)	-
Minority interest	361	405
Restricted stock earned	45	24
Changes in assets and liabilities:
Accounts receivable	(113)	(666)
Prepaid expenses and other assets	(431)	(485)
Accounts payable and other liabilities	(1,086)	(149)
Deferred revenue	361	293
Net cash provided by operating activities	8,103	8,692

Investing Activities
Additions to storage facilities	(2,690)	(9,521)
Advances to joint ventures	(12,203)	-
Advances to related parties	(49)	-
Net cash used in investing activities	(14,942)	(9,521)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	1,518	721
Proceeds from line of credit draw down	16,500	12,500
Dividends paid-common stock	(6,977)	(7,010)
Dividends paid-preferred stock	(739)	(739)
Minority interest distributions	(461)	(486)
Purchase of treasury stock	(449)	(3,928)
Redemption of Operating Partnership Units	(1,276)	-
Mortgage principal payments	(8)	(13)
Net cash provided by financing activities	8,108	1,045
Net increase in cash	1,269	216
Cash at beginning of period	1,421	1,032
Cash at end of period	$ 2,690	$ 1,248
Supplemental cash flow information Cash paid for interest	$ 4,273	$ 3,520
Fair value of net liabilities assumed on the Acquisition of storage facilities	-	63

Dividends declared but unpaid were $7,042 at March 31, 2001 and $6,915 at March 31, 2000.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a REIT), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2001, the Company owned 222 self-storage properties in 21 states. The Company also manages 11 properties under an agreement with a joint venture that is 45% owned by the Company.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the Operating Partnership). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the Subsidiary), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.8% ownership interest therein as of March 31, 2001. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Partnership, and the wholly owned Subsidiary. All intercompany transactions and balances have been eliminated.

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended March 31, 2001.

(dollars in thousands)
Cost:
Beginning balance	$ 562,721
Property acquisitions	-
Improvements and equipment additions	2,699
Dispositions	(17)
Ending balance	$ 565,403
Accumulated Depreciation:
Beginning balance	$ 45,253
Additions during the period	3,360
Dispositions	(8)
Ending balance	$ 48,605
4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At March 31, 2001, the Company had a $150 million revolving line of credit of which $140.5 million was drawn. The facility bears interest at LIBOR plus 1.375% and matures November 2003.

The Company also has a $75 million unsecured term note due November 2003 (extendable at the Company's option to November 2005), bearing interest at LIBOR plus 1.75%, and a $30 million term note through November 2001 at LIBOR plus 1.375%.

The Company entered into an interest rate swap agreement on March 29, 2001. Under the swap agreement, the Company receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. Due to the lack of a material fluctuation in the LIBOR rate between the date of the interest rate swap agreement and the March 31, 2001 balance sheet date, the fair value of the swap approximates $0 and no accounting recognition has been made at March 31, 2001. The Company has two outstanding interest rate cap agreements expiring in 2001. Under the first agreement, which is based on a notional amount of $40 million, if the LIBOR rate exceeds 9%, the bank pays the Company the rate in excess of 9% multiplied by the $40 million for the outstanding period. Under the second agreement, which is based on a notional amount of $75 million, if the LIBOR rate exceeds 8.25%, the bank pays the Company the rate in excess of 8.25% multiplied by $75 million for the outstanding period. The calculated fair value of the caps was $0 at March 31, 2001.

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

6.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial is currently scheduled to commence on October 1, 2001. Plaintiff has moved for reconsideration of the new trial order or, in the alternative, to limit the issues to be tried at any new trial. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. Pursuant to that agreement, in April 2001 Messrs. Attea, Myszka, Lannon, and Rogers made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

7.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. During the three months ended March 31, 2001, the Company advanced additional funds to Locke Sovran I, LLC that were used to purchase three storage facilities. At March 31, 2001, the 1 year note receivable from Locke Sovran I, LLC was $27.6 million.

8.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Numerator:
Net income available to common shareholders	$ 4,622	$ 5,075

Denominator:
Denominator for basic earnings per share - weighted average shares	12,065	12,235

Effect of Diluted Securities:
Stock options	11	-
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	12,076	12,235

Basic earnings per common share	$ .38	$ .42
Diluted earnings per common share	$ .38	$ .42

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company operates as a Real Estate Investment Trust ("REIT") and owns or manages a portfolio of 233 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's unsecured credit facility provides availability up to $150 million, of which $140.5 million was drawn on March 31, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

In addition to the credit facility, the Company has two unsecured term notes; one in the amount of $30 million due November 2001 bearing interest at LIBOR plus 1.375% and the other in the amount of $75 million bearing interest at LIBOR plus 1.75%. This note has a maturity date of November 2003, but can be extended through November 2005 at the Company's option.

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

COMMON STOCK REPURCHASE PROGRAM

In 2001, the Company acquired 20,225 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through March 31, 2001 the Company has reacquired 792,925 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 2001, 794,499 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions in the first quarter.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of taxable income. These distributions must be made in the year to which they relate or in the following year if declared before the Company files its federal income-tax return and if it is paid before the first regular dividend of the following year.

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2001, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Company for the three months ended March 31, 2001 with the activities of the Company for the three months ended March 31, 2000.

Total revenues increased from $21,798 for the three months ended March 31, 2000 to $22,285 for the three months ended March 31, 2001, an increase of $487 or 2%. This increase consisted of $842 that was realized as a result of increased rental rates at the 217 properties owned by the Company at January 1, 2000, and $312 resulted from the operations of 5 properties acquired in 2000. These increases were offset by the sale of seven facilities to a joint venture in December 2000 that resulted in a decrease in revenue of $667. Overall, same-store revenues grew 4% for the three-month period ended March 31, 2001 as compared to the same period in 2000.

Property operating and real estate tax expense increased $502 or 7% during the period. $418 related to the operations of its sites operated more than one year, and $84 was a result of absorbing additional expenses from operating the newly acquired properties offset by the sale of seven facilities to a joint venture.

General and administrative expenses increased $141 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Company's customer care center.

Interest expense increased $149 due to an increase in borrowings offset by a reduction of interest rates.

Income before minority interest decreased from $6,219 to $5,722, due primarily to the increases in interest and depreciation and amortization expenses.

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

(in thousands)	Three months ended March 31, 2001	Three months ended March 31, 2000
Net income	$ 5,361	$ 5,814
Minority interest in income	361	405
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	3,391	3,275
Depreciation and amortization from unconsolidated joint ventures	76	-
Preferred dividends	(739)	(739)
Funds from operations allocable to minority interest	(533)	(618)
FFO available to common shareholders	$ 7,917	$ 8,137

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. On March 29, 2001, the Company entered a $50 million interest rate swap agreement. The Company receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. The fair value of the Company's interest rate swap and cap agreements at March 31, 2001 was approximately $0. There have been no other material changes to the Company's exposure to interest rate risk since December 31, 2000.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

A former business associate (Plaintiff) of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon, commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added Messrs. Attea, Myszka, Rogers and Lannon as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial is currently scheduled to commence on October 1, 2001. Plaintiff has moved for reconsideration of the new trial order or, in the alternative, to limit the issues to be tried at any new trial. Messrs. Attea, Myszka, Rogers and Lannon have agreed to indemnify the Company for costs and any loss arising from the lawsuit and their obligation to do so is secured by an escrow arrangement covering shares of the Company's common stock owned by them having a current value substantially in excess of the amount of the damages found by the jury. Pursuant to that agreement, in April 2001 Messrs. Attea, Myszka, Lannon, and Rogers made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. In view of the indemnification agreement and escrow arrangement, the Company does not believe that the lawsuit will have a material adverse effect upon the Company.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
May 11, 2001	By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
Date