Form 10-Q
period 2001-06-30
SOVRAN SELF STORAGE INC
filed 2001-08-10
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

As of August 10, 2001 there were outstanding 12,283,273 shares of the registrants' Common Stock, $.01 par value.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2001 (unaudited)	December 31, 2000
Assets
Investment in storage facilities:
Land	$ 110,874	$ 110,874
Building and equipment	460,182	451,847
	571,056	562,721
Less: accumulated depreciation	(52,003)	(45,253)
Investment in storage facilities, net	519,053	517,468
Cash and cash equivalents	2,744	1,421
Accounts receivable	1,446	1,141
Receivable from related parties	736	2,007
Notes receivable from joint ventures	27,457	15,772
Investment in joint ventures	4,595	4,033
Prepaid expenses and other assets	5,299	5,297
Total Assets	$ 561,330	$ 547,139
Liabilities
Line of credit	$139,000	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	4,873	4,888
Deferred revenue	3,540	3,221
Accrued dividends	7,110	6,977
Mortgage payable	2,207	2,223
Total Liabilities	261,730	246,309
Minority interest	22,013	23,432

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized, 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,250,765 shares outstanding (12,028,687 at December 31, 2000)	130	128
Additional paid-in capital	289,054	283,745
Unearned restricted stock	(1,679)	(550)
Dividends in excess of net income	(22,116)	(18,282)
Accumulated other comprehensive income	290	-
Treasury stock at cost, 792,925 shares (772,700 shares at December 31, 2000)	(16,677)	(16,228)
Total Shareholders' Equity	277,587	277,398

Total Liabilities and Shareholders' Equity	$561,330	$547,139
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	April 1, 2001 to June 30, 2001	April 1, 2000 to June 30, 2000
Revenues:
Rental income	$ 22,131	$ 21,927
Interest and other income	544	362
Equity in income of joint ventures	103	-
Total revenues	22,778	22,289

Expenses:
Property operations and maintenance	4,856	4,595
Real estate taxes	2,119	2,000
General and administrative	1,703	1,482
Interest	3,523	4,278
Depreciation and amortization	3,723	3,526
Total expenses	15,924	15,881

Income before minority interest	6,854	6,408
Minority interest	(418)	(424)

Net Income	6,436	5,984
Series B preferred stock dividend	(739)	(739)
Net income available to common shareholders	$ 5,697	$ 5,245

Per common share:
Earnings per common share - basic	$ 0.47	$ 0.44

Earnings per common share - diluted	$ 0.46	$ 0.44

Common shares used in basic earnings per share calculation	12,194,833	12,026,709
Common shares used in diluted earnings per share calculation	12,273,337	12,028,281

Dividends declared per common share	$ 0.58	$ 0.57

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2001 to June 30, 2001	January 1, 2000 to June 30, 2000
Revenues:
Rental income	$ 43,931	$ 43,461
Interest and other income	986	626
Equity in income of joint ventures	146	-
Total revenues	45,063	44,087

Expenses:
Property operations and maintenance	10,025	9,332
Real estate taxes	4,205	4,015
General and administrative	3,301	2,939
Interest	7,586	8,192
Depreciation and amortization	7,371	6,982
Total expenses	32,488	31,460

Income before minority interest	12,575	12,627
Minority interest	(779)	(829)

Net Income	11,796	11,798
Series B preferred stock dividend	(1,478)	(1,478)
Net income available to common shareholders	$ 10,318	$ 10,320

Per common share:
Earnings per common share - basic	$ 0.85	$ 0.85

Earnings per common share - diluted	$ 0.85	$ 0.85

Common shares used in basic earnings per share calculation	12,130,262	12,130,881
Common shares used in diluted earnings per share calculation	12,181,020	12,131,801

Dividends declared per common share	$ 1.16	$ 1.14

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2001 to June 30, 2001	January 1, 2000 to June 30, 2000
Operating Activities
Net income	$ 11,796	$ 11,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,371	6,982
Equity in income of joint ventures	(146)	-
Minority interest	779	829
Restricted stock earned	171	47
Changes in assets and liabilities:
Accounts receivable	(305)	(655)
Prepaid expenses and other assets	(290)	(426)
Accounts payable and other liabilities	(15)	234
Deferred revenue	319	248
Net cash provided by operating activities	19,680	19,057

Investing Activities
Additions to storage facilities	(8,378)	(14,256)
Advances to joint ventures	(12,101)	-
Receipts from (advances to) related parties	1,271	(486)
Net cash used in investing activities	(19,208)	(14,742)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	4,011	828
Proceeds from line of credit draw down	15,000	19,500
Dividends paid-common stock	(14,019)	(13,925)
Dividends paid-preferred stock	(1,478)	(1,478)
Minority interest distributions	(922)	(972)
Purchase of treasury stock	(449)	(7,371)
Redemption of Operating Partnership Units	(1,276)	-
Mortgage principal payments	(16)	(26)
Net cash provided by (used in) financing activities	851	(3,444)
Net increase in cash	1,323	871
Cash at beginning of period	1,421	1,032
Cash at end of period	$ 2,744	$ 1,903
Supplemental cash flow information Cash paid for interest	$ 7,950	$ 8,249
Fair value of net liabilities assumed on the acquisition of storage facilities	-	84

Dividends declared but unpaid were $7,110 at June 30, 2001 and $6,835 at June 30, 2000.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares of common stock. At June 30, 2001, the Company owned 222 self-storage properties in 21 states. The Company also manages 11 properties under an agreement with a joint venture that is 45% owned by the Company.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 93.9% ownership interest therein as of June 30, 2001. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and the Subsidiary. All intercompany transactions and balances have been eliminated.

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended June 30, 2001.

(dollars in thousands)

Cost:
Beginning balance	$ 562,721
Property acquisitions	-
Improvements and equipment additions	8,490
Dispositions	(155)
Ending balance	$ 571,056
Accumulated Depreciation:
Beginning balance	$ 45,253
Additions during the period	6,793
Dispositions	(43)
Ending balance	$ 52,003

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At June 30, 2001, the Company had a $150 million revolving line of credit of which $139 million was drawn. The facility bears interest at LIBOR plus 1.375% and matures November 2003.

The Company also has a $75 million unsecured term note due November 2003 (extendable at the Company's option to November 2005), bearing interest at LIBOR plus 1.75%, and a $30 million term note through November 2001 at LIBOR plus 1.375%.

The net carrying amount of the Company's debt instruments approximates fair value.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

In order to provide interest rate risk protection the Company entered into an interest rate swap agreement on March 29, 2001, to effectively convert $50 million of variable-rate debt to fixed-rate debt. The $50 million interest rate swap agreement matures in November 2005. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income.

The March 2001 interest rate swap agreement is the only derivative instrument, as defined by SFAS No. 133, held by the Company, as such there was no impact upon adoption of SFAS No. 133 at January 1, 2001. The net impact of the derivative instrument was an increase to other comprehensive income of $290,000 for the period ended June 30, 2001. The fair value of the derivative at June 30, 2001 was a $290,000 asset.

6.	COMMITMENTS AND CONTINGENCIES

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

In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. During the six months ended June 30, 2001, the Company advanced additional funds to Locke Sovran I, LLC that were used to purchase three storage facilities. At June 30, 2001, the 1 year note receivable from Locke Sovran I, LLC was $27.5 million.

9.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Numerator:
Net income available to common shareholders	$ 10,318	$ 10,320

Denominator:
Denominator for basic earnings per share - weighted average shares	12,130	12,131

Effect of Dilutive Securities:
Stock options	51	1
Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercise	12,181	12,132

Basic earnings per common share	$ .85	$ .85
Diluted earnings per common share	$ .85	$ .85

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company operates as a REIT and owns or manages a portfolio of 233 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's unsecured credit facility provides availability up to $150 million, of which $139 million was drawn on June 30, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

The Company also has 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock outstanding. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

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

COMMON STOCK REPURCHASE PROGRAM

In 2001, the Company acquired 20,225 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through June 30, 2001 the Company has reacquired 792,925 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership units ("Units") in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 2001, 794,499 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions in the six months ended June 30, 2001.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2001, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Company as of June 30, 2001 and June 30, 2000.

FOR THE PERIOD JANUARY 1, 2001 THROUGH JUNE 30, 2001, COMPARED TO THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2000 (DOLLARS IN THOUSANDS)

Total revenues increased from $44,087 for the six months ended June 30, 2000 to $45,063 for the six months ended June 30, 2001. The increase was due to improved performance at the Company's core properties and revenue from its joint venture. These increases were offset by the loss of revenue from the sale of seven facilities to a joint venture in December 2000.

Property operating and real estate tax expenses increased $883 mainly due to increased utility, employee benefits and snow plowing costs in the first quarter of 2001, offset by the operating expenses of the seven facilities sold to a joint venture in December 2000.

General and administrative expenses increased $362 as a result of costs associated with managing additional properties and the costs related to the Company's customer care center.

Interest expense decreased $606 due to a reduction of interest rates mainly in the second quarter of 2001 as compared to the second quarter of 2000.

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Company for the three months ended June 30, 2001 with the activities of the Company for the three months ended June 30, 2000.

Total revenues increased from $22,289 for the three months ended June 30, 2000 to $22,778 for the three months ended June 30, 2001, an increase of $489 or 2%. This increase consisted of $880 that was realized as a result of increased rental rates at the 220 properties owned by the Company at April 1, 2000, and $184 resulted from the operations of the properties acquired since April 1, 2000. These increases were offset by the sale of seven facilities to a joint venture that resulted in a decrease in revenue of $575 for the three months. Overall, same-store revenues grew 4.1% for the three-month period ended June 30, 2001 as compared to the same period in 2000.

Property operating and real estate tax expense increased $380 or 5.8% during the period of which $242 related to the operations of its sites operated more than one year.

General and administrative expenses increased $221 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Company's customer care center.

Interest expense decreased $755 due to a reduction of interest rates.

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

(in thousands)	Six months ended June 30, 2001	Six months ended June 30, 2000
Net income	$ 11,796	$ 11,798
Minority interest in income	779	829
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	6,949	6,623
Depreciation and amortization from unconsolidated joint ventures	147	-
Preferred dividends	(1,478)	(1,478)
Funds from operations allocable to minority interest	(1,128)	(1,264)
FFO available to common shareholders	$ 17,065	$ 16,508

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection the Company entered into an interest rate swap agreement in March 2001, to effectively convert $50 million of variable-rate debt to fixed-rate debt. The Company receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. There have been no other material changes to the Company's exposure to interest rate risk since December 31, 2000.

Because all but $50 million of the Company's outstanding debt of $246 million is on a floating rate basis, changes in short term interest rates will have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five year cost of funds.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.)	The Annual Meeting of Shareholders was held on Thursday May 17, 2001.

b.)	Directors	Votes For	Votes Withheld
	Robert J. Attea Kenneth F. Myszka John E. Burns Michael A. Elia Anthony P. Gammie Charles E. Lannon	11,575,214 11,575,214 11,697,905 11,697,905 11,697,905 11,692,478	212,912 212,912 90,221 90,221 90,221 95,648

c.)	Approval of Amendment to the 1995 Award and Option Plan
	Votes For	9,668,523
	Votes Against	1,966,021
	Abstentions	153,576
	Broker Nonvotes	8

d.)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.
	Votes For	11,709,895
	Votes Against	48,264
	Abstentions	29,966
	Broker Nonvotes	3

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
August 10, 2001	By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
Date