Form 10-Q
period 2001-09-30
SOVRAN SELF STORAGE INC
filed 2001-11-14
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

As of November 14, 2001 there were outstanding 12,296,929 shares of the registrants' Common Stock, $.01 par value.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2001 (unaudited)	December 31, 2000
Assets
Investment in storage facilities:
Land	$ 110,874	$ 110,874
Building and equipment	464,212	451,847
	575,086	562,721
Less: accumulated depreciation	(55,502)	(45,253)
Investment in storage facilities, net	519,584	517,468
Cash and cash equivalents	1,232	1,421
Accounts receivable	1,227	1,141
Receivable from related parties	2,707	2,007
Notes receivable from joint ventures	27,532	15,772
Investment in joint ventures	4,659	4,033
Prepaid expenses and other assets	6,066	5,297
Total Assets	$ 563,007	$ 547,139
Liabilities
Line of credit	$142,000	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	8,387	4,888
Deferred revenue	3,068	3,221
Accrued dividends	7,252	6,977
Mortgage payable	2,198	2,223
Total Liabilities	267,905	246,309
Minority interest	19,689	23,432

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized, 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,290,929 shares outstanding (12,028,687 at December 31, 2000)	131	128
Additional paid-in capital	290,051	283,745
Unearned restricted stock	(1,553)	(550)
Dividends in excess of net income	(22,835)	(18,282)
Accumulated other comprehensive income	(2,289)	-
Treasury stock at cost, 792,925 shares (772,700 shares at December 31, 2000)	(16,677)	(16,228)
Total Shareholders' Equity	275,413	277,398

Total Liabilities and Shareholders' Equity	$563,007	$547,139
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except share data)	July 1, 2001 to September 30, 2001	July 1, 2000 to September 30, 2000
Revenues:
Rental income	$ 22,913	$ 23,097
Interest and other income	622	389
Equity in income of joint ventures	80	-
Total revenues	23,615	23,486

Expenses:
Property operations and maintenance	5,200	5,295
Real estate taxes	2,079	2,096
General and administrative	1,593	1,403
Interest	3,216	4,482
Depreciation and amortization	3,789	3,578
Total expenses	15,877	16,854

Income before minority interest	7,738	6,632
Minority interest	(466)	(435)

Net Income	7,272	6,197
Series B preferred stock dividend	(739)	(739)
Net income available to common shareholders	$ 6,533	$ 5,458

Per common share:
Earnings per common share - basic	$ 0.53	$ 0.46

Earnings per common share - diluted	$ 0.53	$ 0.46

Common shares used in basic earnings per share calculation	12,279,982	11,994,737
Common shares used in diluted earnings per share calculation	12,382,764	11,996,549

Dividends declared per common share	$ 0.59	$ 0.58

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2001 to September 30, 2001	January 1, 2000 to September 30, 2000
Revenues:
Rental income	$ 66,844	$ 66,558
Interest and other income	1,609	1,015
Equity in income of joint ventures	226	-
Total revenues	68,679	67,573

Expenses:
Property operations and maintenance	15,226	14,628
Real estate taxes	6,284	6,112
General and administrative	4,893	4,341
Interest	10,802	12,673
Depreciation and amortization	11,160	10,559
Total expenses	48,365	48,313

Income before minority interest	20,314	19,260
Minority interest	(1,246)	(1,265)

Net Income	19,068	17,995
Series B preferred stock dividend	(2,216)	(2,216)
Net income available to common shareholders	$ 16,852	$ 15,779

Per common share:
Earnings per common share - basic	$ 1.38	$ 1.31

Earnings per common share - diluted	$ 1.38	$ 1.31

Common shares used in basic earnings per share calculation	12,180,717	12,085,169
Common shares used in diluted earnings per share calculation	12,252,258	12,086,392

Dividends declared per common share	$ 1.75	$ 1.72

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2001 to September 30, 2001	January 1, 2000 to September 30, 2000
Operating Activities
Net income	$ 19,068	$ 17,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,160	10,559
Equity in income of joint ventures	(226)	-
Minority interest	1,246	1,265
Restricted stock earned	297	92
Changes in assets and liabilities:
Accounts receivable	(86)	(606)
Prepaid expenses and other assets	(1,631)	(1,606)
Accounts payable and other liabilities	1,209	615
Deferred revenue	(153)	(141)
Net cash provided by operating activities	30,884	28,173

Investing Activities
Additions to storage facilities	(12,414)	(17,381)
Advances to joint ventures	(12,160)	-
Advances to related parties	(700)	(1,058)
Net cash used in investing activities	(25,274)	(18,439)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	5,009	1,364
Proceeds from line of credit draw down	18,000	23,500
Dividends paid-common stock	(21,129)	(20,757)
Dividends paid-preferred stock	(2,216)	(2,216)
Minority interest distributions	(1,339)	(1,467)
Purchase of treasury stock	(449)	(7,784)
Redemption of Operating Partnership Units	(3,650)	-
Mortgage principal payments	(25)	(39)
Net cash used in financing activities	(5,799)	(7,399)
Net (decrease) increase in cash	(189)	2,335
Cash at beginning of period	1,421	1,032
Cash at end of period	$ 1,232	$ 3,367
Supplemental cash flow information Cash paid for interest	$ 10,744	$ 12,849
Fair value of net liabilities assumed on the acquisition of storage facilities	-	84

Dividends declared but unpaid were $7,252 at September 30, 2001 and $6,954 at September 30, 2000.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares of common stock. At September 30, 2001, the Company owned 222 self-storage properties in 21 states. The Company also manages 11 properties under an agreement with a joint venture that is 45% owned by the Company.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 94.6% ownership interest therein as of September 30, 2001. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation. The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and the Subsidiary. All intercompany transactions and balances have been eliminated.

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended September 30, 2001.

(dollars in thousands)

Cost:
Beginning balance	$ 562,721
Property acquisitions	-
Improvements and equipment additions	12,530
Dispositions	(165)
Ending balance	$ 575,086
Accumulated Depreciation:
Beginning balance	$ 45,253
Additions during the period	10,298
Dispositions	(49)
Ending balance	$ 55,502

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

At September 30, 2001, the Company had a $150 million revolving line of credit of which $142 million was drawn. The facility bears interest at LIBOR plus 1.375% and matures November 2003.

The Company also has a $75 million unsecured term note due November 2003 (extendable at the Company's option to November 2005), bearing interest at LIBOR plus 1.75%, and a $30 million term note through November 2002 at LIBOR plus 1.375%.

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

In order to provide interest rate risk protection the Company has entered into three interest rate swap agreements, one in March 2001 for $50 million and two in September for $50 million and $30 million, to effectively convert a total of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreement matures in November 2005, the other matures in October 2006, and the $30 million matures in September 2008. The cash flow hedge is considered effective and the gain or loss on the change in fair value is reported in other comprehensive income.

The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company; as such there was no impact upon adoption of SFAS No. 133 at January 1, 2001. The net impact of the derivative instruments was a decrease to other comprehensive income of $2,579,000 for the three-month period ended September 30, 2001. The fair value of the derivative at September 30, 2001 was a $2,289,000 liability.

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

A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company has paid $2,359,174 to the Plaintiff in settlement of all claims. The Founding Shareholders have agreed to indemnify the Company for certain costs and losses arising from the lawsuit. Pursuant to that agreement, in April 2001 the Founding Shareholders made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. Also, in November 2001, the Founding Shareholders redeemed 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000 to repay certain of the costs incurred by the Company. When all additional costs incurred by the Company in connection with the lawsuit are determined, an allocation of those costs may be made among the Company and the Founding Shareholders.

8.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75%, and a 45% interest in Locke Sovran I, LLC. During the nine months ended September 30, 2001, the Company advanced additional funds to Locke Sovran I, LLC that were used to purchase three storage facilities. At September 30, 2001, the 1 year note receivable from Locke Sovran I, LLC was $27.5 million.

9.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Numerator:
Net income available to common shareholders	$ 16,852	$ 15,779

Denominator:
Denominator for basic earnings per share - weighted average shares	12,181	12,085

Effect of Dilutive Securities:
Stock options	71	1
Denominator for diluted earnings per share - adjusted weighted average shares and assumed exercise	12,252	12,086

Basic earnings per common share	$ 1.38	$ 1.31
Diluted earnings per common share	$ 1.38	$ 1.31

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

When used in this discussion and elsewhere in this document, the words "intends," "believes," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which could cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's unsecured credit facility provides availability up to $150 million, of which $142 million was drawn on September 30, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

In addition to the credit facility, the Company has two unsecured term notes; one in the amount of $30 million due November 2002 bearing interest at LIBOR plus 1.375% and the other in the amount of $75 million due November 2003 bearing interest at LIBOR plus 1.75%. The $75 million note can be extended through November 2005 at the Company's option.

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

COMMON STOCK REPURCHASE PROGRAM

In 2001, the Company acquired 20,225 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through September 30, 2001 the Company has reacquired 792,925 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership units ("Units") in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 2001, 705,973 units have been issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. There were no acquisitions during the nine months ended September 30, 2001.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30, 2001, the Company's percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

The following discussion is based on the financial statements of the Company as of September 30, 2001 and September 30, 2000.

FOR THE PERIOD JANUARY 1, 2001 THROUGH SEPTEMBER 30, 2001, COMPARED TO THE PERIOD JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

Total revenues increased from $67,573 for the nine months ended September 30, 2000 to $68,679 for the nine months ended September 30, 2001. The increase was due to improved performance at the Company's core properties and revenue from its joint venture. These increases were offset by the loss of revenue from the sale of seven facilities to a joint venture in December 2000.

Property operating and real estate tax expenses increased $770 mainly due to increased utility, employee benefits and snow plowing costs in the first quarter of 2001, offset by the operating expenses of the seven facilities sold to a joint venture in December 2000.

General and administrative expenses increased $552 as a result of costs associated with managing additional properties and the costs related to the Company's customer care center.

Interest expense decreased $1,871 due to a reduction of interest rates mainly in the second and third quarters of 2001 as compared to the second and third quarters of 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Company for the three months ended September 30, 2001 with the activities of the Company for the three months ended September 30, 2000.

Total revenues increased from $23,486 for the three months ended September 30, 2000 to $23,615 for the three months ended September 30, 2001, an increase of $129. This increase consisted of a 4.0% increase in revenues at the 220 same store facilities as a result of increased rental rates. These increases were offset by the sale of seven facilities to a joint venture that resulted in a decrease in revenues.

Property operating and real estate tax expense decreased $112 due to the seven facilities sold to a joint venture in December 2000 offset by increases in utility and employee benefits expenses.

General and administrative expenses increased $190 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Company's customer care center.

Interest expense decreased $1,266 due to a reduction of interest rates.

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

(in thousands)	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Net income	$ 19,068	$ 17,995
Minority interest in income	1,246	1,265
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	10,470	10,094
Depreciation and amortization from unconsolidated joint ventures	232	-
Preferred dividends	(2,216)	(2,216)
Funds from operations allocable to minority interest	(1,766)	(1,927)
FFO available to common shareholders	$ 27,034	$ 25,211

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks. In order to provide interest rate risk protection the Company entered into an interest rate swap agreement in March 2001, to effectively convert $50 million of variable-rate debt to fixed-rate debt. The Company receives a floating interest rate based upon LIBOR and pays a fixed rate of 5.36% on $50 million notional amount through November 2005. In September 2001, the Company entered into 2 additional interest rate swap agreements. The Company receives a floating interest rate based upon LIBOR and pays a fixed rate of 4.485% on $50 million notional amount through October 2006. Also, the Company receives a floating interest rate based upon LIBOR and pays a fixed rate of 4.805% on $30 million notional amount through September 2008. There have been no other material changes to the Company's exposure to interest rate risk since December 31, 2000.

Because all but $130 million of the Company's outstanding debt of $249 million is on a floating rate basis, changes in short term interest rates will have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company has paid $2,359,174 to the Plaintiff in settlement of all claims. The Founding Shareholders have agreed to indemnify the Company for certain costs and losses arising from the lawsuit. Pursuant to that agreement, in April 2001 the Founding Shareholders made payment to the Company of $1,785,000 in connection with expenses arising from the lawsuit that had previously been advanced by the Company. Also, in November 2001, the Founding Shareholders redeemed 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000 to repay certain of the costs incurred by the Company. When all additional costs incurred by the Company in connection with the lawsuit are determined, an allocation of those costs may be made among the Company and the Founding Shareholders.

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

Sovran Self Storage, Inc.
November 14, 2001	By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
Date