Form 10-K
period 2001-12-31
SOVRAN SELF STORAGE INC
filed 2002-03-28
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes  [ X ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of March 15, 2002, 12,478,365 shares of Common Stock, $.01 par value per share were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $364,519,066 (based on the closing price of the Common Stock on the New York Stock Exchange on March 15, 2002).

Exhibit Index is on Pages 49-50

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 16, 2002 (Part III).

Part I
Item 1.	Business

          Sovran Self Storage, Inc.(the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which acquires, owns and manages self-storage properties. (The self-storage properties owned and/or managed by the Company are hereinafter referred to collectively as the "Properties" and individually as a "Property"). The Company began operations on June 26, 1995. At March 15, 2002, the Company owned and/or managed 253 Properties consisting of approximately 14.4 million net rentable square feet, situated in 21 states. 11 of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Company. As of December 31, 2001, the Properties have a weighted average occupancy of 84% and a weighted average annual rent per occupied square foot of $8.59. The Company is the 5th largest operator of self-storage properties in the United States based on facilities owned and/or managed.

          The Company seeks to increase cash flow and enhance shareholder value through aggressive management of the Properties and selective acquisitions of new self-storage properties. Aggressive property management entails increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving the Properties and, should economic conditions warrant, developing new properties. The Company believes that there continues to be significant opportunities for growth through acquisitions, and constantly seeks to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of the Company's management expertise.

          The Company was formed to continue the business of its predecessor company, which had engaged in the self-storage business since 1985. The Company owns an indirect interest in each of the Properties through a limited partnership (the "Partnership") of which the Company holds in total a 94.92% economic interest and unaffiliated third parties own collectively a 5.08% limited partnership interest at December 31, 2001. The Company believes that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates the Company's ability to acquire properties by using units of the Partnership as currency.

          The Company was incorporated on April 19, 1995 under Maryland law. The Company's principal executive offices are located at 6467 Main Street, Buffalo, New York 14221, and its telephone number is (716) 633-1850.

Industry Overview

          The Company believes that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, some operators, including the Company, also offer outside storage for automobiles, recreational vehicles and boats. The storage sites are usually fenced and well lighted with gates that are either manually operated or automated. All facilities have a full-time manager/leasing agent. Customers have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer's lock, which may be purchased from the Company, and the customer has control of access to the unit.

          The Company believes that the self-storage industry is characterized by a trend toward consolidation, continuing increase in demand, relatively slow growth in supply and a targeted market of primarily residential customers.

          According to published data, of the approximately 32,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors which are leading to a consolidation in the industry. The Company believes that as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

          Demand for self-storage service has grown as indicated by an increase in industry-wide average rents and in industry average occupancy. It is expected to remain strong because of various factors, including population growth, increased mobility, expansion of condominium, townhouse and apartment living, and increasing consumer awareness, particularly by commercial users. Commercial customers tend to rent larger areas for longer terms, are more reliable payers and are less sensitive to price increases. The Company estimates that commercial users account for approximately 30% of its total occupancy, which is substantially higher than the reported industry average of 19%.

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

          Property Managers attend a thorough orientation program and undergo continuous training, which emphasizes telephone skills, closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Company's customized management information system. In addition to frequent contact with Regional Team Leaders and other Company personnel, Property Managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other Property Managers.

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

          The Company's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to the Company's principal office each night. The system also requires a Property Manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Company's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities such as rental rate changes and unit size or number changes are completed only by Regional Team Leaders. The Company's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

Marketing Initiatives

          Responding to the increased customer demand for services, the Company has initiated several programs expected to increase occupancy and profitability. These programs include:

-

Flex-a-Space, an innovative construction design that allows the Company to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer;

-	A Customer Care Center (call center) that services new and existing customers' inquiries. This allows the capture of sales leads that were previously lost;
-	Internet Marketing, providing access to all of the Company's stores via numerous portals and e-mail;
-

Dri-guard, providing humidity-controlled spaces. Through an exclusive agreement, the Company became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-	Uncle Bob's Trucks, provide customers with convenient, affordable access to vehicles to help move their goods, while serving as moving billboards to help advertise; and
-	Corporate Alliance, national marketing program that attracts commercial customers who have multi-market self-storage needs.

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

Competition

          The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property's design to prospective tenants' needs, and the manner in which the property is operated and marketed. The Company believes it competes successfully on these bases. The extent of competition depends in significant part on local market conditions. The Company seeks to locate its facilities so as not to cause its Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

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

          As part of an asset management program, the Company has begun to "spin-off" non-core, slow-growth properties, into joint ventures. In cases were the Company has a less than 50% ownership interest in a joint venture, the Properties of that joint venture are removed from the Company's balance sheet and an investment in the joint venture is recorded. The Company records only its percentage share of the operating results of unconsolidated joint ventures. These ventures may allow the Company to i) increase incremental revenues through management fees, ii) provide strong returns on its equity in the joint venture, and iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, the Company sold seven facilities for approximately $20 million to an unconsolidated joint venture in which the Company retained a 45% interest. In cases where the Company is deemed to have a greater than 50% ownership interest, the joint venture is consolidated with the Company's financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by the Company.

Distribution Policy

          The Company intends to pay regular quarterly distributions to its shareholders. However, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and other such factors as the Board of Directors deems relevant. In order to maintain its qualification as a REIT, the Company must make annual distributions to shareholders of at least 90% of its REIT taxable income (which does not include capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet this requirement.

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

          The Company refinanced a $30 million 1 year term note in 2001 by extending the term until November 2002.

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

Employees

          The Company currently employs a total of 669 employees, including 255 Property Managers, 15 Regional Team Leaders, and 320 part-time employees. At the Company's headquarters, in addition to its 3 executive officers, the Company employs 76 people engaged in various support activities such as accounting and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Item 2.	Properties

          At December 31, 2001, the Company owned and/or managed a total of 241 Properties situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. 11 of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Company.

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

          All but a few of the Properties conduct business under the user-friendly trade name "Uncle BoB's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all of the Properties to the "Uncle BoB's" trade name.

                    The table below provides certain information regarding the Properties included in the Company's consolidated financial statements:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/01	Acres	Units	Bldgs.	Floors	Mgr. Apt.	Construction
Alabama				83%
Birmingham I	1990	36,875	Y		2.7	292	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,225	Y		4.7	391	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	73,750	Y		5.0	607	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,140	Y		4.3	404	6	1	Y	Masonry/Steel Roof
Montgomery II	1984	42,405	Y		2.7	286	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,550	Y		2.4	381	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,580	Y		3.3	293	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,100	Y		5.6	344	8	1	N	Metal Wall/Metal Roof
Arizona				79%
Gilbert-Elliot Rd.	1995	59,010	Y		3.3	631	8	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,076	Y		4.6	632	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y		1.8	390	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y		1.8	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,625	Y		1.9	385	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,431	Y		2.1	439	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,635	Y		2.0	532	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,580	Y		4.6	921	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	71,310	Y		4.3	701	8	1	Y	Masonry Wall/Metal Roof
Connecticut				85%
New Haven	1985	47,680	Y		3.9	392	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,530	Y		10.0	353	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,235	Y		6.0	322	7	1	N	Steel Bldg./Steel Roof
Florida				85%
Lakeland 1	1985	48,055	Y		3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	142,520	Y		18.7	668	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	45,150	Y		4.0	213	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	53,845	Y		4.0	556	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,896	Y		5.0	449	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	39,882	Y		2.7	290	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,520	Y		2.8	594	3	2	Y	Steel Bldg./Steel Roof
Ft. Lauderdale	1985	101,080	Y		7.6	637	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	45,615	Y		3.2	406	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,458	Y		8.3	743	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	108,685	Y		7.5	881	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	57,835	Y		3.4	506	9	1	Y	Steel Bldg./Steel Roof
Melbourne II	1986	56,031	Y		3.4	610	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	54,035	Y		4.4	477	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	64,841	Y		6.1	474	12	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y		2.7	274	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,445	Y		2.6	319	4	1	Y	Masonry/Steel Roof
Tampa I	1989	60,399	Y		3.3	840	6	1	N	Masonry/Steel Roof
Tampa II	1985	56,492	Y		2.9	701	10	1	N	Masonry/Steel Roof
Tampa III	1988	47,296	Y		2.2	640	14	1	N	Masonry/Steel Roof
Orlando II	1986	134,834	Y		8.5	1,346	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,704	Y		1.1	262	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,078	Y		1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	58,015	Y		4.0	547	10	1	Y	Masonry/Steel Roof
West Palm II	1986	30,981	Y		2.3	365	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,052	Y		2.4	259	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	60,010	Y		4.0	579	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,584	Y		4.5	264	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,430	Y		5.9	756	13	1	Y	Masonry Wall/Shingle Roof
Jacksonville IV	1985	37,855	Y		2.7	359	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	53,975	Y		2.9	513	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	52,688	Y		3.2	501	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,426	Y		2.8	372	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	52,895	Y		3.5	452	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	70,200	Y		4.3	715	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,440	Y		5.3	711	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	20,881	Y		1.3	230	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,466	Y		4.0	715	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,558	Y		7.0	1,171	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	77,217	Y		4.0	923	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	63,787	Y		3.6	796	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	89,827	Y		6.2	1,073	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y		1.9	320	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,917	Y		3.1	708	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,582	Y		2.5	692	12	1	Y	Masonry Wall/Metal Roof
Plantation	1982	42,331	Y		2.9	503	4	1&2	Y	Masonry Wall/Metal Roof
Georgia				83%
Savannah	1981	73,085	Y		5.4	612	13	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,915	Y		3.9	536	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y		3.9	373	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	56,745	Y		5.3	408	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,615	Y		3.5	309	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,195	Y		4.2	284	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,900	Y		3.6	447	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro VII	1981	39,160	Y		2.5	332	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,743	Y		3.3	430	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,000	Y		4.0	398	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	40,820	Y		3.2	346	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,318	Y		3.5	361	4	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	55,956	Y		4.6	404	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro X	1988	48,635	Y		6.8	445	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	57,950	Y		14.0	504	11	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,215	Y		2.6	459	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	80,550	Y		5.8	546	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	59,450	Y		6.0	447	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,465	Y		4.9	622	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,100	Y		3.3	443	6	1	Y	Masonry Wall/Metal Roof
Kingsland	1989	66,837	N		4.1	562	12	1	Y	Masonry Wall/Metal Roof
Louisiana				77%
Baton Rouge-Airline	1982	71,920	Y		2.5	422	12	1	Y	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y		2.8	437	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y		3.2	489	7	1	Y	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y		2.4	433	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,835	Y		2.0	427	3	1	Y	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y		3.1	347	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,685	Y		3.4	598	1	1	N	Metal Wall/Metal Roof
Maine				84%
Westbrook	1988	45,740	Y		5.9	475	7	1	Y	Metal Wall/Metal Roof
Saco	1988	53,750	N		4.2	419	12	1	N	Masonry Wall/Metal Roof
Maryland				89%
Salisbury	1979	33,560	Y		3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y		1.9	347	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,573	Y		2.2	531	2	4	Y	Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover	1990	51,738	Y		3.1	673	8	1	Y	Steel Bldg./Steel Roof
Massachusetts				90%
New Bedford	1982	42,338	Y		3.4	376	7	1	Y	Steel Bldg./Steel Roof
Springfield	1986	41,835	Y		4.7	308	5	1	N	Masonry Wall/Shingle Roof
Salem	1979	53,325	Y		2.0	496	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,905	Y		2.0	405	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,315	Y		3.6	439	8	2	N	Masonry Wall/Tar & Gravel Roof
N. Andover	1989	44,630	Y		3.0	523	1	3	N	Masonry & Metal Wall/Metal Roof
Dracut	1986	45,926	N		5.0	403	11	1	Y	Masonry Wall/Metal Roof
Methuen	1984	50,640	N		3.4	383	6	1	Y	Masonry Wall/Metal Roof
Plymouth	1996	95,225	N		7.7	750	14	1	N	Metal Wall/Metal Roof
Sandwich	1984	39,000	N		4.9	360	8	1	N	Metal Wall/Metal Roof
Michigan				81%
Grand Rapids II	1983	43,600	Y		8.0	389	6	1	N	Masonry & Steel Walls
Holland	1978	58,880	Y		8.3	434	10	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	37,628	Y		5.3	279	8	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,711	Y		16.6	1,664	16	1	Y	Masonry Wall/Metal Roof
Mississippi				90%
Jackson I	1990	42,170	Y		2.0	350	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,835	Y		2.1	308	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,948	Y		1.3	422	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	57,775	Y		5.2	479	13	1	Y	Masonry Wall/Metal Roof
New Hampshire				93%
Salem-Policy	1980	62,025	Y		8.7	545	9	1	Y	Masonry Wall/Metal Roof
New York				88%
Middletown	1988	33,865	Y		2.8	337	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	76,270	Y		5.1	535	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y		2.9	406	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,610	Y		3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	54,765	Y		6.2	437	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	72,120	Y		7.5	664	16	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	67,879	Y		3.6	546	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,756	Y		2.7	495	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	66,390	Y		6.1	637	10	1	Y	Metal Wall/Metal Roof
Monroe	1990	36,240	Y		13.3	318	4	1	N	Metal Wall/Metal Roof
North Carolina				76%
Charlotte	1986	37,815	Y		2.9	333	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	88,024	Y		6.2	898	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,230	Y		3.4	404	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y		5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y		2.5	318	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	49,107	Y		5.6	405	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	30,920	Y		2.9	319	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,228	Y		1.0	297	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	9,625	Y		2.5	90	2	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	58,120	Y		2.5	494	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	67,911	Y		5.0	600	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,670	Y		4.7	663	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	51,100	Y		5.0	422	11	1	Y	Metal Wall/Metal Roof
Jacksonville-Gum Branch	1989	62,960	Y		5.0	477	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	43,540	Y		8.4	401	6	1	Y	Masonry Wall/Shingle Roof
Ohio				85%
Youngstown	1980	54,830	Y		5.8	362	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y		6.4	358	9	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	60,890	Y		4.8	453	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,750	Y		3.9	499	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y		3.4	296	12	1	Y	Masonry Wall/Steel Roof
Cleveland III	1986	68,075	Y		3.4	586	12	1	Y	Masonry Wall/Steel Roof
Cleveland IV	1978	65,000	Y		3.5	561	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	74,882	Y		3.1	646	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,150	Y		2.6	378	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,140	Y		4.3	603	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,975	Y		5.7	468	6	1	N	Masonry Wall/Steel Roof
Cleveland IX	1982	54,910	Y		4.4	300	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,852	Y		5.8	370	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y		7.3	495	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y		5.0	545	11	1	N	Masonry Wall/Metal Roof
Batavia	1988	61,818	Y		5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania				91%
Allentown	1983	40,800	Y		6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	38,270	Y		3.0	303	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	48,850	Y		4.1	435	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	59,450	Y		9.2	292	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,365	Y		3.4	504	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,500	Y		4.8	744	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,740	Y		4.1	604	9	1	Y	Masonry Wall/Metal Roof
Rhode Island				92%
East Greenwich	1984	45,770	Y		2.9	410	9	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	25,405	Y		2.0	266	4	1	Y	Metal Wall/Metal Roof
W. Warwick	1986/94	52,551	Y		2.3	485	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,610	Y		3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina				76%
Charleston I	1985	49,584	Y		3.3	408	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,710	Y		3.3	390	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,730	Y		6.0	446	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	40,890	Y		3.5	332	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,770	Y		5.6	451	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y		3.6	348	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y		2.2	331	10	1	Y	Masonry Wall/Steel Roof
Columbia	1985	72,950	N		5.0	806	17	1	Y	Masonry Wall/Steel Roof
Myrtle Beach	1984	61,510	N		4.8	610	12	1	Y	Masonry Wall/Steel Roof
Tennessee				85%
Chattanooga-Lee Hwy	1987	37,877	Y		3.3	397	6	1	Y	Masonry Wall/Metal Roof
Chattanooga-Hwy 58	1985	35,750	Y		2.4	313	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,955	Y		5.7	651	16	1	Y	Masonry Wall/Metal Roof
Texas				85%
Arlington I	1987	45,815	Y		2.3	382	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y		3.8	281	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,875	Y		2.4	333	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	49,570	Y		3.9	483	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	39,870	Y		1.9	283	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y		2.6	485	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,160	Y		2.4	389	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	54,720	Y		5.4	528	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	70,180	Y		6.4	563	5	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,971	Y		6.3	531	1	1	Y	Metal Wall/Steel Roof
Houston-College	1995	35,650	Y		1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,053	Y		5.9	1,101	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	103,171	Y		6.7	1,065	8	1&2	N	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y		3.8	784	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,934	Y		3.1	734	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	75,720	Y		4.1	661	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y		8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,789	Y		2.3	589	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,860	Y		3.0	490	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y		3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,780	Y		3.2	497	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,690	Y		5.0	432	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	72,465	Y		7.0	548	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y		4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,120	Y		7.5	499	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	76,625	Y		7.4	552	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,135	Y		7.2	533	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	52,735	Y		3.0	410	16	1	Y	Metal Wall/Metal Roof
Seabrook	1996	61,645	Y		4.3	547	5	1	Y	Metal Wall/Metal Roof
Virginia				84%
Newport News I	1988	58,275	Y		3.2	475	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,597	Y		3.2	1,137	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,520	Y		2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,275	Y		2.1	351	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	51,985	Y		2.7	525	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,655	Y		4.7	414	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	47,628	Y		5.3	433	10	1	Y	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	43,830	Y		2.3	353	4	1	Y	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,438	Y		1.5	202	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,598	Y		3.2	345	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	37,200	Y		12.0	338	7	1	Y	Metal Wall/Steel Roof
Danville	1988	49,792	Y		3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,450	Y		3.0	526	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	63,955	Y		4.0	553	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y		2.5	553	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	95,991	Y		5.0	881	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,918	Y		5.2	1,251	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	50,289	Y		5.2	473	7	1	N	Masonry Wall/Metal Roof

               Total for all Properties                          12,966,805                        84%             993       113,775   1,877

Item 3.	Legal Proceedings

          A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company paid $2,359,174 to the Plaintiff in settlement of all claims. In addition, legal fees and related expenses totaling $1,686,000 were paid by the Company in connection with the lawsuit, and $781,000 was paid in connection with its own counterclaim against the Plaintiff. Pursuant to their agreement with the Company to pay certain costs and losses arising from the lawsuit, the Founding Shareholders made payment to the Company in April 2001 of $1,785,000 and in November 2001 by the redemption of 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000. The cost to the Company, after indemnification by the Founding Shareholders, was $1.7 million.

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

Quarter 2000	High	Low
1st	20.2500	17.9375
2nd	21.8750	18.8750
3rd	23.0000	18.6250
4th	21.0000	17.8750

2001
1st	24.5000	19.5600
2nd	27.8000	22.3000
3rd	27.7500	24.6500
4th	31.6000	26.5000

          As of March 15, 2002, there were approximately 871 holders of record of the Company's Common Stock.

          The Company has paid quarterly dividends to its shareholders since its inception. Reflected in the table below are the dividends paid in the last two years.

          For federal income tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2001 represent 80.5% ordinary income, 16% return of capital, 1.5% capital gain (20% rate) and 2% capital gain (25% rate).

History of Dividends Declared on Common Stock
1st Quarter, 2000	$0.570 per share
2nd Quarter, 2000	$0.570 per share
3rd Quarter, 2000	$0.580 per share
4th Quarter, 2000	$0.580 per share

1st Quarter, 2001	$0.580 per share
2nd Quarter, 2001	$0.580 per share
3rd Quarter, 2001	$0.590 per share
4th Quarter, 2001	$0.590 per share

Item 6.	Selected Financial Data
	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Operating Data
Total revenues	$ 91,407	$ 92,510	$ 84,256	$ 69,360	$ 49,354
Income before extraordinary item	24,189	25,918	25,585	23,897	23,119
Net income	24,189	25,707	25,585	23,540	23,119
Income per common share before extraordinary item - basic	1.74	1.91	1.96	1.94	1.97
Net income per common share - basic	1.74	1.89	1.96	1.91	1.97
Net income per common share - diluted	1.72	1.89	1.96	1.91	1.96
Dividends declared per common share	2.34	2.30	2.26	2.20	2.12

Balance Sheet Data Investment in storage facilities at cost	$611,289	$562,721	$556,473	$502,502	$333,036
Total assets	567,838	547,139	529,719	490,124	327,073
Total debt	241,190	231,223	203,253	190,059	39,559
Total liabilities	255,999	246,309	218,281	203,439	50,319
Series B preferred stock	28,585	28,585	28,585	-	-

Other Data
Net cash provided by operating activities	$ 40,922	$ 39,428	$ 41,001	$ 35,151	$ 31,159
Net cash used in investing activities	(17,751)	(25,274)	(51,335)	(154,367)	(98,765)
Net cash (used in) provided by financing activities	(22,709)	(13,765)	8,382	119,633	53,486
Funds from operations available to common shareholders (a)	36,829	33,874	35,299	33,932	29,487
(a)

Funds from operations ("FFO") means income (loss) before minority interest and extraordinary item (computed in accordance with GAAP) adjusted as follows: (i) less gain on sale of property, (ii) plus depreciation of real estate assets and amortization of intangible assets exclusive of deferred financing costs, (iii) plus significant non-recurring events (lawsuit settlement in 2001 and unsuccessful debt offering costs in 1998), and (iv) less FFO attributable to minority interest. FFO is a supplemental performance measure for REITs as defined by the National Association of Real Estate Investment Trusts, Inc. FFO is presented because analysts consider FFO to be one measure of the performance of the Company. FFO does not take into consideration scheduled principal payments on debt, capital improvements and other obligations of the Company. Accordingly, FFO is not a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay dividends.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects", "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

Significant Accounting Policies And Estimates

          The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. On an on-going basis, the Company evaluates its estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes its judgment regarding the impairment of the carrying value of its storage facilities is a significant accounting policy. The Company's policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of the storage facility may not be recoverable. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect the Company's operating results and financial position. At December 31, 2001 and 2000, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR

ENDED DECEMBER 31, 2000

          The Company recorded rental revenues of $89.1 million for the year ended December 31, 2001, an increase of $0.9 million or 1% when compared to 2000 rental revenues of $88.2 million. Of this, $3.3 million resulted from a 4% increase in revenues at the 217 core properties considered in same store sales. $0.5 million resulted from the acquisition of 8 stores during 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a $2.9 million decrease from the sale of 7 stores to a joint venture in 2000. Interest and other income increased to $2.3 million in 2001 from $2.1 million in 2000, due to increases in ancillary income from management fees, truck rental and cell towers.

          Property operating and real estate tax expense increased $1.5 million or 5% during the period. Of this, $1.4 million resulted from increased expenses at the 217 core properties considered as same stores. $0.7 million was incurred by the facilities acquired in 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a reduction of $0.6 million from the sale of 7 stores to a joint venture in 2000.

          General and administrative expenses increased $2.2 million in 2001. The increase was primarily a result of a $1.7 million expense in connection with a lawsuit settlement - see discussion in "Legal Proceedings".

          In 2001, interest expense decreased to $13.9 million from $17.5 million as a result of significant decreases in interest rates.

          Depreciation and amortization expense increased to $15.0 million from $14.3 million, primarily as a result of the additional depreciation taken on the real estate assets acquired in 2001 and a full year of depreciation on 2000 acquisitions.

          The Company recorded a $0.1 million loss in 2001 from its ownership interest in two real estate joint ventures.

          Earnings before interest, depreciation and amortization, minority interest and extraordinary loss decreased 7.9% from $59.5 million in 2000 to $54.8 million in 2001 as a result of the aforementioned items.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

          The Company recorded rental revenues of $88.2 million for the year ended December 31, 2000, an increase of $5.8 million or 7% when compared to 1999 rental revenues of $82.4 million. Of this, $3.2 million resulted from the acquisition of 5 stores during 2000 and from having the 1999 acquisitions included for a full year of operations. The additional $2.6 million increase resulted from increased revenues at the 204 core properties considered in same store sales. For this core group, total revenues increased 3.7%, primarily as the result of rental rate increases. Interest and other income increased to $2.1 million in 2000 from $1.2 million in 1999, due to increases in ancillary income from management fees, truck rental and cell towers. A $2.2 million gain was recorded on the sale of 7 stores to a joint venture that is 45% owned by the Company. In 1999, the Company sold 1 store to an unaffiliated entity resulting in a $0.65 million gain.

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

          The Company recorded a $0.2 million loss in 2000 from its ownership interest in two real estate joint ventures.

          Earnings before interest, depreciation and amortization, minority interest and extraordinary loss increased 9.4% from $54.4 million in 1999 to $59.5 million in 2000 as a result of the aforementioned items.

          A $0.2 million extraordinary loss was recorded in 2000 when the Company's credit facility and term note were replaced with a new agreement in November 2000.

PRO FORMA YEAR ENDED DECEMBER 31, 2001 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 2000

          The following unaudited pro forma information shows the results of operations as though the acquisitions and sales of storage facilities in 2001 and 2000 had all occurred as of the beginning of 2000.

	Year Ended December 31,
(Dollars in thousands)	2001	2000
Revenues:
Rental income	$92,175	$89,049
Interest and other income	2,515	1,880
Total revenues	94,690	90,929
Expenses:
Property operations and maintenance	21,238	19,573
Real estate taxes	8,188	7,712
General and administrative	8,076	5,846
Interest	14,543	14,543
Depreciation and amortization	15,536	15,536
Equity in losses of joint ventures	102	177
Total expenses	67,683	63,387
Income before minority interest and extraordinary item	27,007	27,542

Minority interest	(2,473)	(2,611)
Income before extraordinary item	24,534	24,931
Extraordinary loss on extinguishment of debt	-	(211)
Net income	$24,534	$24,720
Series B preferred stock dividend	(2,955)	(2,955)
Net income available to common shareholders	$21,579	$21,765

          Total revenues of $94.7 million in 2001 increased by 4.1% over 2000's revenues of $90.9 million, primarily as a result of rate increases at the stores and increases in other income.

          Operating expenses and real estate taxes in 2001 were $29.4 million, as compared to $27.3 million in 2000, an increase of 7.7%. The increase was due to increased personnel and property tax costs.

          General and administrative costs were determined by the Company's historical costs incurred in the management of properties and increased due to a $1.7 million expense in connection with a lawsuit settlement in 2001.

          Interest expense in both years was determined by adjusting the 2001 expense for borrowings made for acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

          The Company's unsecured credit facility provides availability up to $150 million, of which $134 million was drawn on December 31, 2001. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

          In addition to the credit facility, the Company has two unsecured term notes; one in the amount of $30 million due November 2002 bearing interest at LIBOR plus 1.375% and the other in the a mount of $75 million bearing interest at LIBOR plus 1.75%. The $75 million note has a maturity date of November 2003, but can be extended through November 2005 at the Company's option.

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

          In 2001, the Company acquired 66,753 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors in 1998. Through December 31, 2001 the Company has reacquired 839,453 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

          The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2002. The Company expects to fund its maturing $30 million term note with the availability on its unsecured credit facility and the proceeds received from the sale of 8 properties to Locke Sovran II, LLC (see "Disposition of Properties"). Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital. The Company's outstanding debt as of December 31, 2001, assuming available extensions, matures as follows:

2002: $30 million 2003: $134 million 2005: $75 million

ACQUISITION OF PROPERTIES

          During 2001 the Company used borrowings pursuant to the line of credit to acquire 3 Properties in Massachusetts and Maine comprising 0.2 million square feet from unaffiliated storage operators. An unaffiliated company also contributed 5 properties to a consolidated joint venture, Locke Sovran II, LLC, in exchange for an ownership interest in that joint venture. These Properties are located in Georgia, Massachusetts, and South Carolina. In 2000, 5 facilities totaling 0.2 million square feet were acquired. At December 31, 2001, the Company owned and/or operated 241 self-storage facilities in 21 states. Of these facilities, 11 are managed by the Company for Locke Sovran I, LLC, an unconsolidated joint venture.

DISPOSITION OF PROPERTIES

          During 2001, the Company sold 8 Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          In 2000, the Company sold 7 Properties for approximately $20 million, recognizing a gain of $2.1 million. The gain recognized represents the proportion of the total gain not related to the Company's ongoing ownership interest. The Properties were sold to a joint venture in which the Company retained a 45% interest and whose properties the Company will manage for an ongoing fee. The Company invested $5 million of the proceeds to fund its 45% interest in the venture and received a short-term promissory note of approximately $15 million. The note was repaid in 2001 and the Company used the proceeds to pay down its outstanding line of credit, freeing up working capital for acquisitions and expansions done in 2001.

          The Company may seek to sell additional Properties to similar joint venture programs in 2002.

INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

          In December 2000, the Company contributed 7 self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2001, the Company's share of Locke Sovran I, LLC's income was $163,000, which is recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2001. The majority of the $800,000 investment relates to interest bearing loans made by the Company to the joint venture. For the year ended December 31, 2001, the Company's share of Iskalo Office Holdings, LLC's loss was $305,000. The Company paid rent to Iskalo Office Holdings, LLC of $225,000 and $164,000 in 2001 and 2000, respectively.

A summary of the unconsolidated joint ventures financial statements as of and for the year ended December 31, 2001 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 40,426	$ -
Investment in office building	-	6,341
Other assets	1,957	160
Total Assets	$ 42,383	$ 6,501
Due to the Company	$ 679	$ 800
Mortgage payable	30,500	6,440
Other liabilities	555	167
Total Liabilities	31,734	7,407
Unaffiliated partners' equity (deficiency)	5,465	(482)
Company equity (deficiency)	5,184	(424)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,383	$ 6,501
Income Statement Data:
Total revenues	$ 5,511	$ 474
Total expenses	5,150	1,097
Net income (loss)	$ 361	$ (623)

The Company does not guarantee the debt of either joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2001, the Company had no contracts to acquire additional properties. The Company's consolidated joint venture, Locke Sovran II, LLC had 12 properties under contract at December 31, 2001. All of these properties were purchased by Locke Sovran II, LLC in February 2002 for $25.9 million.

          The Company also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2002 may be applied toward the Company's 2001 distribution requirement.

          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2001, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          At December 31, 2001, the Company has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured credit facility in place through November 2003 enabling the Company to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Company's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Company's debt through the interest rate swap termination dates.

          Because all but $130 million of the Company's outstanding debt of $241 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

          Based upon the Company's indebtedness at December 31, 2001, and taking the interest rate swap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $1.1 million.

INFLATION

          The Company does not believe that inflation has had or will have a direct effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provide the Company with the opportunity to achieve increases in rental income as each lease matures.

SEASONALITY

          The Company's revenues typically have been higher in the third and fourth quarter, primarily because the Company increases its rental rates on most of its storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Company believes that its tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to affect materially distributions to shareholders.

Recent Accounting Pronouncement

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard in 2002. The Company does not expect the adoption of this standard to have a material effect on its results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8.	Financial Statements and Supplementary Data

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except share data)	2001	2000
Assets
Investment in storage facilities:
Land	$ 117,069	$ 110,874
Building and equipment	494,220	451,847
	611,289	562,721
Less: accumulated depreciation	(59,091)	(45,253)
Investment in storage facilities, net	552,198	517,468
Cash and cash equivalents	1,883	1,421
Accounts receivable	1,064	1,141
Receivable from related parties	122	2,007
Notes receivable from joint ventures	679	15,772
Investment in joint ventures	3,659	4,033
Prepaid expenses	2,505	2,030
Other assets	5,728	3,267
Total Assets	$ 567,838	$ 547,139
Liabilities
Line of credit	$134,000	$124,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	4,359	4,888
Deferred revenue	3,157	3,221
Accrued dividends	7,293	6,977
Mortgage payable	2,190	2,223
Total Liabilities	255,999	246,309
Minority interest	34,675	23,432

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,354,961 shares outstanding (12,028,687 at December 31, 2000)	132	128
Additional paid-in capital	293,835	283,745
Unearned restricted stock	(1,978)	(550)
Dividends in excess of net income	(25,746)	(18,282)
Accumulated other comprehensive income	373	-
Treasury stock at cost, 839,453 shares (772,700 shares at December 31, 2000)	(18,037)	(16,228)
Total Shareholders' Equity	277,164	277,398

Total Liabilities and Shareholders' Equity	$567,838	$547,139
See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2001	2000	1999

Revenues
Rental income	$ 89,116	$ 88,208	$ 82,387
Interest and other income	2,291	2,141	1,217
Gain on sale of real estate	-	2,161	652
Total revenues	91,407	92,510	84,256

Expenses
Property operations and maintenance	20,517	19,329	17,035
Real estate taxes	7,981	7,718	7,238
General and administrative	8,026	5,786	5,571
Interest	13,940	17,497	13,927
Depreciation and amortization	15,035	14,273	13,138
Equity in losses of joint ventures	102	177	-
Total expenses	65,601	64,780	56,909

Income before minority interest and extraordinary item	25,806	27,730	27,347
Minority interest	(1,617)	(1,812)	(1,762)

Income before extraordinary item	24,189	25,918	25,585
Extraordinary loss on extinguishment of debt	-	(211)	-
Net Income	$ 24,189	$ 25,707	$ 25,585

Series B preferred stock dividend	(2,955)	(2,955)	(1,239)
Net income available to common shareholders	$ 21,234	$ 22,752	$ 24,346

Per Common Share:
Earnings per common share before extraordinary item - basic	$ 1.74	$ 1.91	$ 1.96
Extraordinary loss	-	(0.02)	-
Earnings per common share - basic	$ 1.74	$ 1.89	$ 1.96
Earnings per common share - diluted	$ 1.72	$ 1.89	$ 1.96

Dividends declared per common share	$ 2.34	$ 2.30	$ 2.26

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	9.85% Series B Preferred Stock Shares	9.85% Series B Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
(dollars in thousands, except share data)
Balance January 1, 1999	-	$ -	12,312,756	$ 124	$ 274,638	$ (418)	$ (9,689)	$ -	$ (1,990)	$262,665
Net proceeds from issuance of Stock through Dividend Reinvestment and Stock Purchase Plan	-	-	279,157	3	6,432	-	-	-	-	6,435
Issuance of 9.85% Series B Cumulative Preferred Stock	1,200,000	28,585	-	-	-	-	-	-	-	28,585
Exercise of stock options	-	-	6,750	-	169	-	-	-	-	169
Issuance of restricted stock	-	-	1,000	-	23	(23)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	102	-	-	-	102
Deferred compensation outside directors	-	-	-	-	22	-	-	-	-	22
Purchase of treasury shares	-	-	(300,500)	-	-	-	-	-	(6,454)	(6,454)
Net income	-	-	-	-	-	-	25,585	-	-	25,585
Dividends	-	-	-	-	-	-	(29,253)	-	-	(29,253)
Balance December 31, 1999	1,200,000	28,585	12,299,163	127	281,284	(339)	(13,357)	-	(8,444)	287,856

Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	108,949	1	2,063	-	-	-	-	2,064
Issuance of restricted stock	-	-	17,075	-	348	(348)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	137	-	-	-	137
Deferred compensation outside directors	-	-	-	-	50	-	-	-	-	50
Purchase of treasury shares	-	-	(396,500)	-	-	-	-	-	(7,784)	(7,784)
Net income	-	-	-	-	-	-	25,707	-	-	25,707
Dividends	-	-	-	-	-	-	(30,632)	-	-	(30,632)
Balance December 31, 2000	1,200,000	$ 28,585	12,028,687	$ 128	$ 283,745	$ (550)	$ (18,282)	$ -	$ (16,228)	$277,398
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	221,303	2	5,207	-	-	-	-	5,209
Exercise of stock options	-	-	52,500	1	1,095	-	-	-	-	1,096
Issuance of restricted stock	-	-	78,365	1	1,851	(1,852)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	424	-	-	-	424
Deferred compensation outside directors	-	-	-	-	69	-	-	-	-	69
Purchase of treasury shares	-	-	(66,753)	-	-	-	-	-	(1,809)	(1,809)
Shares issued from conversion of partnership units	-	-	40,859	-	1,091	-	-	-	-	1,091
Carrying value in excess of redemption value on redeemed partnership units	-	-	-	-	777	-	-	-	-	777
Net income	-	-	-	-	-	-	24,189	-	-	24,189
Increase in fair value of derivatives	-	-	-	-	-	-	-	373	-	373
Total comprehensive income	-	-	-	-	-	-	-	-	-	24,562
Dividends	-	-	-	-	-	-	(31,653)	-	-	(31,653)
Balance December 31, 2001	1,200,000	$ 28,585	12,354,961	$ 132	$ 293,835	$ (1,978)	$ (25,746)	$ 373	$ (18,037)	$277,164

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999

Operating Activities
Net income	$ 24,189	$ 25,707	$ 25,585
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	211	-
Depreciation and amortization	15,035	14,273	13,138
Gain on sale of real estate	-	(2,161)	(652)
Equity in losses of joint ventures	102	177	-
Minority interest	1,617	1,812	1,762
Restricted stock earned	424	137	102
Changes in assets and liabilities:
Accounts receivable	91	20	(73)
Fees receivable from joint ventures	711	(711)	-
Prepaid expenses	(472)	(70)	73
Accounts payable and other liabilities	(626)	203	988
Deferred revenue	(149)	(170)	78
Net cash provided by operating activities	40,922	39,428	41,001

Investing Activities
Additions to storage facilities	(31,483)	(23,390)	(53,090)
Proceeds from sale of real estate	-	-	2,302
Cash distribution from (investment in) joint ventures	272	(514)	(212)
Reimbursement of advances made to joint ventures	14,382	-	-
Receipts from (advances to) related parties	1,885	(1,370)	(287)
Other assets	(2,807)	-	(48)
Net cash used in investing activities	(17,751)	(25,274)	(51,335)

Financing Activities
Net proceeds from sale of common stock	6,374	2,064	6,604
Net proceeds from sale of preferred stock	-	-	28,585
Proceeds from line of credit	10,000	1,000	11,000
Proceeds from term note	-	30,000	-
Financing costs	(398)	(3,388)	-
Dividends paid - common stock	(28,382)	(27,710)	(27,899)
Dividends paid - preferred stock	(2,955)	(2,955)	(1,239)
Minority interest distributions	(1,728)	(1,962)	(1,936)
Purchase of treasury stock	(1,809)	(7,784)	(6,454)
Redemption of operating partnership units	(3,778)	-	(261)
Mortgage principal payments	(33)	(3,030)	(18)

Net cash (used in) provided by financing activities	(22,709)	(13,765)	8,382
Net increase (decrease) in cash	462	389	(1,952)
Cash at beginning of period	1,421	1,032	2,984
Cash at end of period	$ 1,883	$ 1,421	$ 1,032

	Year Ended December 31,
(dollars in thousands)	2001	2000	1999
Supplemental cash flow information
Cash paid for interest	$ 14,416	$ 16,948	$ 13,966
Storage facilities acquired through issuance of an ownership interest in the consolidated joint venture	17,000	-	-
Note receivable from sale of storage facilities to joint venture	-	15,000	-
Investment in joint venture received as part of sale of storage facilities	-	2,834	-
Storage facilities acquired through assumption of mortgage	-	-	2,212
Fair value of net liabilities assumed on the acquisition of storage facilities	165	83	463

Dividends declared but unpaid at December 31, 2001, 2000 and 1999 were $7,293, $6,977, and $7,010, respectively.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sovran Self Storage, Inc. - December 31, 2001

1.  ORGANIZATION

          Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2001, the Company owned and/or managed 241 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 94.92% ownership interest therein as of December 31, 2001. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, a majority owned joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

Cash and Cash Equivalents: The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2001, 2000, and 1999 were $0.4 million, $1.4 million and $0.4 million, respectively.

Interest and Other Income: Consists primarily of interest income, sales of storage-related merchandise (locks and packing supplies), management fees, and commissions from truck rentals.

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

Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property; on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2001 and 2000, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Company's financial position or results of operations.

Other Assets: Included in other assets are intangible assets and a note receivable of $2.8 million. The intangible assets at December 31, 2001, consist primarily of loan acquisition costs of approximately $3.6 million, net of accumulated amortization of approximately $1.1 million; and covenants not to compete of $0.8 million, net of accumulated amortization of $0.8 million. Loan acquisition costs are amortized over the terms of the related debt; and the covenants are amortized over the contract periods. Amortization expense was $1.1 million, $0.9 million and $0.9 million for the periods ended December 31, 2001, 2000 and 1999, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2001, Operating Partnership minority interest ownership was 660,814 Units, or 5.08%.

Income Taxes: The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders' equity.

Derivative Financial Instruments: On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

Recent Accounting Pronouncement: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard in 2002. The Company does not expect the adoption of this standard to have a material effect on its results of operations and financial condition.

Reclassification: Certain amounts from the 2000 financial statements have been reclassified to conform with the current year presentation.

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

(Amounts in thousands, except per share data)	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Numerator: Net income available to common shareholders	$ 21,234	$ 22,752	$ 24,346
Denominator Denominator for basic earnings per share - weighted average shares	12,215	12,067	12,409
Effect of Dilutive Securities: Stock options	101	1	3
Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversion	12,316	12,068	12,412
Basic Earnings per Common Share	$ 1.74	$ 1.89	$ 1.96
Diluted Earnings per Common Share	$ 1.72	$ 1.89	$ 1.96

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2001 and December 31, 2000.

(Dollars in thousands)	2001	2000
Cost:
Beginning balance	$562,721	$556,473
Property acquisitions	30,269	11,239
Improvements and equipment additions	18,527	12,228
Dispositions	(228)	(17,219)
Ending balance	$611,289	$562,721
Accumulated Depreciation:
Beginning balance	$ 45,253	$ 33,453
Additions during the year	13,918	13,352
Dispositions	(80)	(1,552)
Ending balance	$ 59,091	$ 45,253

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

          The Company has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Company's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%. The weighted average interest rate at December 31, 2001 on the Company's credit facility before the effect of interest rate swaps was approximately 3.5% (8.2% at December 31, 2000). At December 31, 2001, there was $16 million available on the line of credit.

          The Company recorded an extraordinary loss on the extinguishment of debt of $211,000 in 2000, representing the unamortized financing costs of credit facilities that were refinanced during 2000.

          The net carrying amount of the Company's debt instruments approximates fair value.

6. DERIVATIVE FINANCIAL INSTRUMENTS

          Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps require the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not changed. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its net present value. The Company enters interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income (AOCI). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2001.

          The Company has entered into three interest rate swap agreements, one in March 2001 for $50 million and two in September 2001 for $50 million and $30 million, to effectively convert a total of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreements matures in November 2005, the other matures in October 2006, and the $30 million swap agreement matures in September 2008.

          The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company; as such there was no impact upon adoption of SFAS No. 133 at January 1, 2001. During 2001, the net reclassification from AOCI to interest expense was $1.1 million based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at December 31, 2001 was a $373,000 asset.

7.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          The following unaudited pro forma information shows the results of operations as though the acquisitions and dispositions of storage facilities in 2001 and 2000 had all occurred as of the beginning of 2000.

	Year ended December 31,
(Dollars in thousands, except share data)	2001	2000
Total revenues	$ 94,690	$ 90,929
Total expenses	(67,683)	(63,387)
Minority interest	(2,473)	(2,611)
Income before extraordinary loss	24,534	24,931
Net Income	$ 24,534	$ 24,720
Net income available to common shareholders	$ 21,579	$ 21,765
Earnings per common share before extraordinary loss - basic	$ 1.75	$ 1.78
Earnings per common share - basic	$ 1.75	$ 1.76
Earnings per common share - diluted	$ 1.73	$ 1.74
Common shares used in basic earnings per share calculation	12,354,961	12,354,961

          Such unaudited pro forma information is based upon the historical consolidated statements of operations of the Company and the acquired entities. It should be read in conjunction with the financial statements of the Company and notes thereto. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above, nor does it purport to represent the results of operations for future periods.

8.  STOCK OPTIONS

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

          The Company established the 1995 Award and Option Plan (the Plan) for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2001, options for 829,050 shares were outstanding under the Plan and 394,610 shares of common stock are available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2001, options for 73,500 shares were outstanding under the Non-employee Plan.

          The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0% for 2001, 6.5% for 2000, and 7.0% for 1999; dividend yield of 10.7% for 2001, 11% for 2000, and 10% for 1999; volatility factor of the expected market price of the Company's common stock of .23 for 2001, and .21 for 2000 and 1999. The average fair value of options granted was $.93 in 2001, $.90 in 2000, and $1.76 in 1999.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2001, 2000 and 1999 follows (in thousands, except for earnings per share information).

	2001	2000	1999
Pro forma net income available to common shareholders	$ 21,046	$ 22,642	$ 24,239
Pro forma earnings per common share - Basic Diluted	$ 1.72 $ 1.71	$ 1.88 $ 1.88	$ 1.95 $ 1.95

The Company has also issued 113,840 shares of restricted stock to employees which vest over four and five year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $30.36. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	639,050	$ 23.67	433,050	$ 25.32	387,600	$ 25.99

Granted	329,500	21.71	212,000	19.19	58,200	27.18
Exercised	(52,500)	20.77	-	-	(6,750)	23.00
Forfeited	(13,500)	20.75	(6,000)	19.06	(6,000)	30.62
Outstanding at end of year	902,550	$ 23.14	639,050	$ 23.67	433,050	$ 25.32
Exercisable at end of year	417,370	$ 24.55	328,743	$ 24.24	305,910	$ 24.27

          Exercise prices for options outstanding as of December 31, 2001 ranged from $19.07 to $29.66. The weighted average remaining contractual life of those options is 6.97 years.

9.  RETIREMENT PLAN

          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan which was effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $63,000, $60,000 and $56,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  SHAREHOLDER RIGHTS PLAN

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

11.  INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

          In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Company's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2001, the Company's share of Locke Sovran I, LLC's income was $163,000 and the amortization of the deferred gain was $40,000, both of which are recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2001. The majority of the $800,000 investment relates to interest bearing loans made by the Company to the joint venture. For the year ended December 31, 2001, the Company's share of Iskalo Office Holdings, LLC's loss was $305,000. The Company paid rent to Iskalo Office Holdings, LLC of $255,000 and $164,000 in 2001 and 2000, respectively.

A summary of the unconsolidated joint ventures financial statements as of and for the year ended December 31, 2001 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 40,426	$ -
Investment in office building	-	6,341
Other assets	1,957	160
Total Assets	$ 42,383	$ 6,501
Due to the Company	$ 679	$ 800
Mortgage payable	30,500	6,440
Other liabilities	555	167
Total Liabilities	31,734	7,407
Unaffiliated partners' equity (deficiency)	5,465	(482)
Company equity (deficiency)	5,184	(424)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,383	$ 6,501
Income Statement Data:
Total revenue	$ 5,511	$ 474
Total expenses	5,150	1,097
Net income (loss)	$ 361	$ (623)

12.  PREFERRED STOCK

          The Company has authorized 10,000,000 shares of preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Cumulative Preferred Stock with a $.01 par value. Upon issuance pursuant to the Shareholder Rights Plan (see note 10), the Series A Junior Preferred Stock will have certain voting, dividend and liquidation preferences over common stock, as described in the Form 8-K filed December 3, 1996.

          On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.8 million after expenses. The Series B Preferred Stock is not redeemable until on, or after July 30, 2004, at which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

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

13.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share data).

2001 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenue	$ 22,242	$ 22,675	$ 23,536	$ 22,954
Net Income	$ 5,361	$ 6,436	$ 7,272	$ 5,120
Net income available to common shareholders	$ 4,622	$ 5,697	$ 6,533	$ 4,382
Net Income Per Common Share (Note 3):
Basic	$ 0.38	$ 0.47	$ 0.53	$ 0.36
Diluted	$ 0.38	$ 0.46	$ 0.53	$ 0.35

2000 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenue	$ 21,798	$ 22,289	$ 23,486	$ 24,937
Income before extraordinary loss	$ 5,814	$ 5,984	$ 6,197	$ 7,923
Net Income	$ 5,814	$ 5,984	$ 6,197	$ 7,712
Net income available to common shareholders	$ 5,075	$ 5,245	$ 5,458	$ 6,974
Net Income Per Common Share (Note 3):
Before extraordinary loss - Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.60
Basic	$ 0.42	$ 0.44	$ 0.46	$ 0.58
Diluted	$ 0.42	$ 0.44	$ 0.46	$ 0.58

The Company's net income in the fourth quarter of 2001 was impacted by a $1.7 million expense in connection with a lawsuit settlement described in Note 15.

14.  COMMITMENTS AND CONTINGENCIES

          The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

15.  LEGAL PROCEEDINGS

          A former business associate (the "Plaintiff") of certain officers and directors of the Company, including Robert J. Attea, Kenneth F. Myszka, David L. Rogers and Charles E. Lannon (the "Founding Shareholders"), commenced a lawsuit against the Company on June 13, 1995 in the United States District Court for the Northern District of Ohio. The Plaintiff subsequently amended the complaint in the lawsuit alleging breach of fiduciary duty, breach of contract, breach of general partnership/joint venture arrangement, breach of duty of good faith, fraud and deceit, and other causes of action including declaratory judgment as to the Plaintiff's continuing interest in the Company. The Plaintiff sought money damages in excess of $15 million, as well as punitive damages and declaratory and injunctive relief (including the imposition of a constructive trust on assets of the Company in which the Plaintiff claimed to have a continuing interest) and an accounting. The amended complaint also added the Founding Shareholders as additional defendants. In April 2000, following trial, the jury rendered a verdict adverse to the Company with respect to the Plaintiff's claims for breach of contract and breach of general partnership/joint venture arrangement and found total compensatory damages in the amount of $6,462,068. The Company filed a post-trial motion for judgment as a matter of law and a motion for a new trial. Although the motion for judgment as a matter of law was denied, the motion for a new trial was granted and a new trial was scheduled. Prior to the commencement of the new trial, the parties agreed to settle the lawsuit and the Company paid $2,359,174 to the Plaintiff in settlement of all claims. In addition, legal fees and related expenses totaling $1,686,000 were paid by the Company in connection with the lawsuit, and $781,000 was paid in connection with its own counterclaim against the Plaintiff. Pursuant to their agreement with the Company to pay certain costs and losses arising from the lawsuit, the Founding Shareholders made payment to the Company in April 2001 of $1,785,000 and in November 2001 by the redemption of 46,528 shares of the Company's common stock owned by them having a market value of approximately $1,360,000. The cost to the Company, after indemnification by the Founding Shareholders, was $1.7 million.

Report of Independent Auditors

The Board of Directors and Shareholders
Sovran Self Storage, Inc.

          We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
January 30, 2002

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Part III
Item 10.	Directors and Executive Officers of the Registrant

          The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance", in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 16, 2002.

Item 11.	Executive Compensation

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held May 16, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held` on May 16, 2002.

Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2002.

Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2001 and 2000.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2001, 2000, and 1999.
	(iii)	Consolidated Statements of Shareholders' Equity for Years Ended December 31, 2001, 2000, and 1999.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000, and 1999.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2001 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

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

3.1(b)

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-A filed December 3, 1996.)

3.1(c)

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock. (Incorporated by reference to Exhibit 1.6 to Registrant's Form 8-A filed July 29, 1999.)

3.2*	Bylaws of the Registrant.

4.1	Shareholder Rights Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed December 3, 1996.)

10.1

Agreement of Limited Partnership of Sovran Acquisition Limited Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form of Registration of Securities of the Partnership on Form 10.).

10.2*	Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Registrant and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Registrant and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Registrant and David L. Rogers

10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended.

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended.

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.9*	Restricted Stock Agreement between the Registrant and David L. Rogers.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*	Form of Pledge Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.12*	Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.

10.14*	Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.15*	Form of Facilities Services Agreement between the Registrant and Williamsville Properties, Inc.

10.16

Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year 2000.)

10.17	Sovran Self Storage, Inc. Deferred Compensation Plan for Directors. (Incorporated by reference to Appendix A to Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.)
10.18	First Amendment to Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein.
12.1	Statement Re: Computation of Earnings to Fixed Charges

21	Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23	Consent of Independent Auditors.
*	Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
(b) Reports on Form 8-K: None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2002	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 27, 2002
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002
/s/ John Burns John Burns	Director	March 27, 2002
/s/ Michael A. Elia Michael A. Elia	Director	March 27, 2002
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 27, 2002
/s/ Charles E. Lannon Charles E. Lannon	Director	March 27, 2002

Sovran Self Storage, Inc.

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2001
	Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA	$ 363	$ 1,679	$ 282	$ 363	$ 1,961	$ 2,324	$ 312	6/26/95
Boston-Metro II	MA	680	1,616	130	680	1,746	2,426	290	6/26/95
E. Providence	RI	345	1,268	147	344	1,416	1,760	237	6/26/95
Charleston I	SC	416	1,516	182	416	1,698	2,114	306	6/26/95
Lakeland I	FL	397	1,424	174	397	1,598	1,995	267	6/26/95
Charlotte	NC	308	1,102	211	308	1,313	1,621	204	6/26/95
Tallahassee I	FL	770	2,734	1,361	770	4,095	4,865	569	6/26/95
Youngstown	OH	239	1,110	282	239	1,392	1,631	249	6/26/95
Cleveland-Metro I	OH	179	836	389	179	1,225	1,404	183	6/26/95
Cleveland-Metro II	OH	701	1,659	210	701	1,869	2,570	316	6/26/95
Tallahassee II	FL	204	734	281	205	1,014	1,219	164	6/26/95
Pt. St. Lucie	FL	395	1,501	225	395	1,726	2,121	319	6/26/95
Deltona	FL	483	1,752	357	483	2,109	2,592	342	6/26/95
Middletown	NY	224	808	688	224	1,496	1,720	203	6/26/95
Buffalo I	NY	423	1,531	795	497	2,252	2,749	383	6/26/95
Rochester I	NY	395	1,404	147	395	1,551	1,946	244	6/26/95
Salisbury	MD	164	760	213	164	973	1,137	153	6/26/95
New Bedford	MA	367	1,325	248	367	1,573	1,940	280	6/26/95
Fayetteville	NC	853	3,057	219	853	3,276	4,129	529	6/26/95
Allentown	PA	199	921	837	203	1,754	1,957	221	6/26/95
Jacksonville I	FL	152	728	231	152	959	1,111	185	6/26/95
Columbia I	SC	268	1,248	209	268	1,457	1,725	238	6/26/95
Rochester II	NY	230	847	226	234	1,069	1,303	170	6/26/95
Savannah I	GA	463	1,684	1,088	463	2,772	3,235	340	6/26/95
Greensboro	NC	444	1,613	322	444	1,935	2,379	313	6/26/95
Raleigh I	NC	649	2,329	314	649	2,643	3,292	424	6/26/95
New Haven	CT	387	1,402	358	387	1,760	2,147	267	6/26/95
Atlanta-Metro I	GA	844	2,021	320	844	2,341	3,185	380	6/26/95
Atlanta-Metro II	GA	302	1,103	167	303	1,269	1,572	236	6/26/95
Buffalo II	NY	315	745	216	315	961	1,276	161	6/26/95
Raleigh II	NC	321	1,150	249	321	1,399	1,720	233	6/26/95
Columbia II	SC	361	1,331	162	374	1,480	1,854	268	6/26/95
Columbia III	SC	189	719	167	189	886	1,075	174	6/26/95
Columbia IV	SC	488	1,188	213	488	1,401	1,889	259	6/26/95
Atlanta-Metro III	GA	430	1,579	185	430	1,764	2,194	322	6/26/95
Orlando I	FL	513	1,930	236	513	2,166	2,679	381	6/26/95
Spartanburg	SC	331	1,209	132	331	1,341	1,672	234	6/26/95
Sharon	PA	194	912	227	194	1,139	1,333	196	6/26/95
Ft. Lauderdale	FL	1,503	3,619	284	1,503	3,903	5,406	667	6/26/95
West Palm I	FL	398	1,035	129	398	1,164	1,562	221	6/26/95
Atlanta-Metro IV	GA	423	1,015	230	424	1,244	1,668	213	6/26/95
Atlanta-Metro V	GA	483	1,166	154	483	1,320	1,803	232	6/26/95
Atlanta-Metro VI	GA	308	1,116	235	308	1,351	1,659	261	6/26/95
Atlanta-Metro VII	GA	170	786	222	174	1,004	1,178	181	6/26/95
Atlanta-Metro VIII	GA	413	999	415	413	1,414	1,827	246	6/26/95
Baltimore I	MD	154	555	190	154	745	899	125	6/26/95
Baltimore II	MD	479	1,742	565	479	2,307	2,786	349	6/26/95
Augusta I	GA	357	1,296	321	357	1,617	1,974	242	6/26/95
Macon I	GA	231	1,081	107	231	1,188	1,419	211	6/26/95
Melbourne I	FL	883	2,104	1,338	883	3,442	4,325	481	6/26/95
Newport News	VA	316	1,471	455	316	1,926	2,242	316	6/26/95
Pensacola I	FL	632	2,962	511	651	3,454	4,105	583	6/26/95
Augusta II	GA	315	1,139	303	315	1,442	1,757	230	6/26/95
Hartford-Metro I	CT	715	1,695	399	715	2,094	2,809	317	6/26/95
Atlanta-Metro IX	GA	304	1,118	406	304	1,524	1,828	244	6/26/95
Alexandria	VA	1,375	3,220	566	1,375	3,786	5,161	576	6/26/95
Pensacola II	FL	244	901	203	244	1,104	1,348	225	6/26/95
Melbourne II	FL	834	2,066	153	834	2,219	3,053	435	6/26/95
Hartford-Metro II	CT	234	861	146	238	1,003	1,241	162	6/26/95
Atlanta-Metro X	GA	256	1,244	143	256	1,387	1,643	254	6/26/95
Norfolk I	VA	313	1,462	520	313	1,982	2,295	284	6/26/95
Norfolk II	VA	278	1,004	198	278	1,202	1,480	233	6/26/95
Birmingham I	AL	307	1,415	224	307	1,639	1,946	261	6/26/95
Birmingham II	AL	730	1,725	343	730	2,068	2,798	325	6/26/95
Montgomery I	AL	863	2,041	270	863	2,311	3,174	375	6/26/95
Jacksonville II	FL	326	1,515	214	326	1,729	2,055	284	6/26/95
Pensacola II	FL	369	1,358	473	369	1,831	2,200	315	6/26/95
Pensacola IV	FL	244	1,128	128	244	1,256	1,500	241	6/26/95
Pensacola V	FL	226	1,046	261	226	1,307	1,533	246	6/26/95
Tampa I	FL	1,088	2,597	391	1,088	2,988	4,076	511	6/26/95
Tampa II	FL	526	1,958	306	526	2,264	2,790	435	6/26/95
Tampa III	FL	672	2,439	293	672	2,732	3,404	476	6/26/95
Jackson I	MS	343	1,580	181	343	1,761	2,104	318	6/26/95
Jackson II	MS	209	964	333	209	1,297	1,506	228	6/26/95
Richmond	VA	443	1,602	405	443	2,007	2,450	332	8/25/95
Orlando II	FL	1,161	2,755	485	1,161	3,240	4,401	519	9/29/95
Birmingham III	AL	424	1,506	377	424	1,883	2,307	344	1/16/96
Macon II	GA	431	1,567	259	431	1,826	2,257	266	12/1/95
Harrisburg I	PA	360	1,641	232	360	1,873	2,233	313	12/29/95
Harrisburg II	PA	627	2,224	285	648	2,488	3,136	401	12/29/95
Syracuse I	NY	470	1,712	169	472	1,879	2,351	291	12/27/95
Ft. Myers	FL	205	912	129	205	1,041	1,246	223	12/28/95
Ft. Myers II	FL	412	1,703	253	413	1,955	2,368	408	12/28/95
Newport News II	VA	442	1,592	117	442	1,709	2,151	261	1/5/96
Montgomery II	AL	353	1,299	163	353	1,462	1,815	235	1/23/96
Charlestown II	SC	237	858	295	232	1,158	1,390	165	3/1/96
Tampa IV	FL	766	1,800	319	766	2,119	2,885	287	3/28/96
Arlington I	TX	442	1,767	172	442	1,939	2,381	275	3/29/96
Arlington II	TX	408	1,662	306	408	1,968	2,376	335	3/29/96
Ft. Worth	TX	328	1,324	119	328	1,443	1,771	212	3/29/96
San Antonio I	TX	436	1,759	363	436	2,122	2,558	319	3/29/96
San Antonio II	TX	289	1,161	308	289	1,469	1,758	225	3/29/96
Syracuse II	NY	481	1,559	1,066	671	2,435	3,106	275	6/5/96
Montgomery III	AL	279	1,014	154	279	1,168	1,447	194	5/21/96
West Palm II	FL	345	1,262	112	345	1,374	1,719	209	5/29/96
Ft. Myers III	FL	229	884	88	229	972	1,201	149	5/29/96
Pittsburgh	PA	545	1,940	167	545	2,107	2,652	292	6/19/96
Lakeland II	FL	359	1,287	822	359	2,109	2,468	255	6/26/96
Springfield	MA	251	917	580	297	1,451	1,748	227	6/28/96
Ft. Myers IV	FL	344	1,254	165	344	1,419	1,763	207	6/28/96
Baltimore III	MD	777	2,770	103	777	2,873	3,650	397	7/26/96
Jacksonville III	FL	568	2,028	617	568	2,645	3,213	347	8/23/96
Jacksonville IV	FL	436	1,635	329	436	1,964	2,400	288	8/26/96
Pittsburgh II	PA	627	2,257	698	631	2,951	3,582	395	8/28/96
Jacksonville V	FL	535	2,033	106	538	2,136	2,674	344	8/30/96
Charlotte II	NC	487	1,754	88	487	1,842	2,329	245	9/16/96
Charlotte III	NC	315	1,131	210	315	1,341	1,656	167	9/16/96
Orlando III	FL	314	1,113	413	314	1,526	1,840	198	10/30/96
Rochester III	NY	704	2,496	165	707	2,658	3,365	327	12/20/96
Youngstown II	OH	600	2,142	86	600	2,228	2,828	285	1/10/97
Akron	OH	413	1,478	100	413	1,578	1,991	196	1/10/97
Cleveland III	OH	751	2,676	453	751	3,129	3,880	384	1/10/97
Cleveland IV	OH	725	2,586	402	725	2,988	3,713	397	1/10/97
Cleveland V	OH	637	2,918	588	641	3,502	4,143	428	1/10/97
Cleveland VI	OH	495	1,781	326	495	2,107	2,602	272	1/10/97
Cleveland VII	OH	761	2,714	493	761	3,207	3,968	432	1/10/97
Cleveland VIII	OH	418	1,921	634	418	2,555	2,973	347	1/10/97
Cleveland IX	OH	606	2,164	205	606	2,369	2,975	298	1/10/97
Grand Rapids II	MI	219	790	590	219	1,380	1,599	162	1/17/97
Holland	MI	451	1,830	823	451	2,653	3,104	348	1/17/97
San Antonio III	TX	474	1,686	122	474	1,808	2,282	228	1/30/97
Universal	TX	346	1,236	123	346	1,359	1,705	168	1/30/97
San Antonio IV	TX	432	1,560	857	432	2,417	2,849	231	1/30/97
Houston-Eastex	TX	634	2,565	144	634	2,709	3,343	322	3/26/97
Houston-Nederland	TX	566	2,279	112	566	2,391	2,957	287	3/26/97
Houston-College	TX	293	1,357	183	293	1,540	1,833	182	3/26/97
Lynchburg-Lakeside	VA	335	1,342	138	335	1,480	1,815	218	3/31/97
Lynchburg-Timberlake	VA	328	1,315	466	328	1,781	2,109	219	3/31/97
Lynchburg-Amherst	VA	155	710	174	152	887	1,039	127	3/31/97
Christiansburg	VA	245	1,120	121	245	1,241	1,486	149	3/31/97
Chesapeake	VA	260	1,043	248	260	1,291	1,551	148	3/31/97
Danville	VA	326	1,488	38	326	1,526	1,852	185	3/31/97
Orlando-W 25th St.	FL	289	1,160	144	290	1,303	1,593	157	3/31/97
Delray I-Mini	FL	491	1,756	420	491	2,176	2,667	263	4/11/97
Savannah II	GA	296	1,196	123	296	1,319	1,615	165	5/8/97
Delray II-Safeway	FL	921	3,282	206	921	3,488	4,409	403	5/21/97
Cleveland X-Avon	OH	301	1,214	223	304	1,434	1,738	173	6/4/97
Dallas-Skillman	TX	960	3,847	795	960	4,642	5,602	598	6/30/97
Dallas-Centennial	TX	965	3,864	854	943	4,740	5,683	583	6/30/97
Dallas-Samuell	TX	570	2,285	373	570	2,658	3,228	370	6/30/97
Dallas-Hargrove	TX	370	1,486	256	370	1,742	2,112	270	6/30/97
Houston-Antione	TX	515	2,074	280	515	2,354	2,869	321	6/30/97
Atlanta-Alpharetta	GA	1,033	3,753	144	1,033	3,897	4,930	496	7/24/97
Atlanta-Marietta	GA	769	2,788	61	771	2,847	3,618	326	7/24/97
Atlanta-Doraville	GA	735	3,429	76	735	3,505	4,240	401	8/21/97
Greensboro-Hilltop	NC	268	1,097	122	268	1,219	1,487	137	9/25/97
GreensboroStgCch	NC	89	376	859	89	1,235	1,324	76	9/25/97
Baton Rouge-Airline	LA	396	1,831	199	396	2,030	2,426	255	10/9/97
Baton Rouge-Airline2	LA	282	1,303	121	282	1,424	1,706	185	11/21/97
Harrisburg-Peiffers	PA	635	2,550	93	637	2,641	3,278	273	12/3/97
Chesapeake-Military	VA	542	2,210	144	542	2,354	2,896	238	2/5/98
Chesapeake-Volvo	VA	620	2,532	139	620	2,671	3,291	274	2/5/98
Virginia Beach Shell	VA	540	2,211	112	540	2,323	2,863	241	2/5/98
Virginia Beach Central	VA	864	3,994	439	864	4,433	5,297	430	2/5/98
Norfolk-Naval Base	VA	1,243	5,019	158	1,243	5,177	6,420	516	2/5/98
Tampa-E. Hillsborough	FL	709	3,235	413	709	3,648	4,357	453	2/4/98
Harriman	NY	843	3,394	152	843	3,546	4,389	348	2/4/98
Greenboro-High Point	NC	397	1,834	289	397	2,123	2,520	210	2/10/98
Lynchburg-Timberlake	VA	488	1,746	190	488	1,936	2,424	182	2/18/98
Salem	MA	733	2,941	466	733	3,407	4,140	336	3/3/98
Chattanooga-Lee Hwy.	TN	384	1,371	212	384	1,583	1,967	179	3/27/98
Chattanooga-Hwy. 58	TN	296	1,198	446	296	1,644	1,940	146	3/27/98
Ft. Oglethorpe	GA	349	1,250	110	349	1,360	1,709	132	3/27/98
Birmingham-Walt	AL	544	1,942	378	544	2,320	2,864	271	3/27/98
East Greenwich	RI	702	2,821	166	702	2,987	3,689	283	3/26/98
Durham-Hillborough	NC	775	3,103	345	775	3,448	4,223	315	4/9/98
Durham-Cornwallis	NC	940	3,763	297	940	4,060	5,000	370	4/9/98
Hendersonville	TN	1,050	4,203	50	1,050	4,253	5,303	402	4/9/98
Salem-Policy	NH	742	2,977	18	742	2,995	3,737	285	4/7/98
Warrem-Elm	OH	522	1,864	122	522	1,986	2,508	214	4/22/98
Warren-Youngstown	OH	512	1,829	32	512	1,861	2,373	173	4/22/98
Waterford-Highland	MI	1,487	5,306	423	1,487	5,729	7,216	528	4/28/98
Indian Harbor	FL	662	2,654	171	662	2,825	3,487	256	6/2/98
Jackson 3 - I55	MS	744	3,021	44	744	3,065	3,809	296	5/13/98
Katy-N. Fry	TX	419	1,524	58	419	1,582	2,001	151	5/20/98
Hollywood-Sheridan	FL	1,208	4,854	141	1,208	4,995	6,203	450	7/1/98
Pompano Beach - Atlantic	FL	944	3,803	108	944	3,911	4,855	352	7/1/98
Pompano Beach - Sample	FL	903	3,643	276	903	3,919	4,822	342	7/1/98
Boca Raton-18th St.	FL	1,503	6,059	237	1,503	6,296	7,799	560	7/1/98
Vero Beach	FL	489	1,813	36	489	1,849	2,338	185	6/12/98
Humble	TX	447	1,790	484	447	2,274	2,721	175	6/16/98
Houston-Old Katy	TX	659	2,680	39	659	2,719	3,378	247	6/19/98
Webster	TX	635	2,302	28	635	2,330	2,965	217	6/19/98
Carrollton	TX	548	1,988	41	548	2,029	2,577	190	6/19/98
Hollywood-N. 21st.	FL	840	3,373	148	840	3,521	4,361	304	8/3/98
San Marcos	TX	324	1,493	162	324	1,655	1,979	144	6/30/98
Austin-McNeil	TX	492	1,995	95	510	2,072	2,582	190	6/30/98
Austin-FM	TX	484	1,951	102	481	2,056	2,537	188	6/30/98
Jacksonville-Center	NC	327	1,329	55	327	1,384	1,711	123	8/6/98
Jacksonville-Gum Branch	NC	508	1,815	136	508	1,951	2,459	169	8/17/98
Jacksonville-N. Marine	NC	216	782	290	216	1,072	1,288	115	9/24/98
Euless	TX	550	1,998	81	550	2,079	2,629	178	9/29/98
N. Richland Hills	TX	670	2,407	31	670	2,438	3,108	205	10/9/98
Batavia	OH	390	1,570	131	390	1,701	2,091	138	11/19/98
Jackson-N. West	MS	460	1,642	220	460	1,862	2,322	206	12/1/98
Katy-Franz	TX	507	2,058	48	507	2,106	2,613	168	12/15/98
W. Warwick	RI	447	1,776	610	447	2,386	2,833	155	2/2/99
Lafayette-Pinhook 1	LA	556	1,951	596	556	2,547	3,103	243	2/17/99
Lafayette-Pinhook 2	LA	708	2,860	121	708	2,981	3,689	221	2/17/99
Lafayette-Ambassador	LA	314	1,095	375	314	1,470	1,784	155	2/17/99
Lafayette-Evangeline	LA	188	652	511	188	1,163	1,351	111	2/17/99
Lafayette-Guilbeau	LA	963	3,896	96	963	3,992	4,955	294	2/17/99
Gilbert-Elliott Rd.	AZ	651	2,600	249	772	2,728	3,500	180	5/18/99
Glendale-59th Ave.	AZ	565	2,596	110	565	2,706	3,271	181	5/18/99
Mesa-Baseline	AZ	330	1,309	71	330	1,380	1,710	95	5/18/99
Mesa-E. Broadway	AZ	339	1,346	98	339	1,444	1,783	97	5/18/99
Mesa-W. Broadway	AZ	291	1,026	87	291	1,113	1,404	76	5/18/99
Mesa-Greenfield	AZ	354	1,405	102	354	1,507	1,861	101	5/18/99
Phoenix-Camelback	AZ	453	1,610	87	453	1,697	2,150	116	5/18/99
Phoenix-Bell	AZ	872	3,476	238	873	3,713	4,586	272	5/18/99
Phoenix-35th Ave.	AZ	849	3,401	146	851	3,545	4,396	233	5/21/99
Westbrook	ME	410	1,626	296	410	1,922	2,332	119	8/2/99
Cocoa	FL	667	2,373	289	670	2,659	3,329	166	9/29/99
Cedar Hill	TX	335	1,521	108	335	1,629	1,964	92	11/9/99
Monroe	NY	276	1,312	31	276	1,343	1,619	68	2/2/00
N. Andover	MA	633	2,573	7	633	2,580	3,213	126	2/15/00
Seabrook	TX	633	2,617	55	633	2,672	3,305	131	3/1/00
Plantation	FL	384	1,422	19	384	1,441	1,825	64	5/2/00
Birmingham-Bessemer	AL	254	1,059	54	254	1,113	1,367	34	11/15/00
Dracut	MA	1,035	3,737	5	1,035	3,742	4,777	8	12/1/01
Methuen	MA	1,024	3,649	4	1,024	3,653	4,677	8	12/1/01
Columbia	SC	883	3,139	5	883	3,144	4,027	7	12/1/01
Myrtle Beach	SC	552	1,970	5	552	1,975	2,527	4	12/1/01
Kingsland	GA	470	1,902	5	470	1,907	2,377	4	12/1/01
Saco	ME	534	1,914	4	534	1,918	2,452	4	12/3/01
Plymouth	MA	1,004	4,584	5	1,008	4,585	5,593	0	12/19/01
Sandwich	MA	670	3,060	1	670	3,061	3,731	0	12/19/01
Corporate Office	NY	0	68	1,785	0	1,853	1,853	404	1/1/95
		$116,547	$432,880	$ 61,862	$117,069	$494,220	$611,289	$ 59,091

	December 31, 2001		December 31, 2000		December 31, 1999
Cost:
Balance at beginning of period		$ 562,721		$ 556,473		$ 502,502
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 30,269 18,527		$ - 11,239 12,228		$ - 45,811 9,959
		48,796		23,467		55,770
Deductions during period: Cost of real estate sold	(228)	(228)	(17,219)	(17,219)	(1,799)	(1,799)

Balance at close of period		$611,289		$562,721		$556,473

Accumulated Depreciation:
Balance at beginning of period		$ 45,253		$ 33,453		$ 21,339
Additions during period: Depreciation expense	$ 13,918	13,918	$ 13,352	13,352	$ 12,259	12,259

Deductions during period:
Accumulated depreciation of real estate sold	(80)	(80)	(1,552)	(1,552)	(145)	(145)
Balance at close of period		$ 59,091		$ 45,253		$ 33,453

Exhibit 10.6

SOVRAN SELF STORAGE, INC.

1995 AWARD AND OPTION PLAN

(AS AMENDED)

1.     Purpose

The purposes of the Plan are to advance the interests of the Company and its stockholders, by providing a long-term incentive compensation program that will be an incentive to the Key Employees of the Company and its Subsidiaries whose contributions are important to the continued success of the Company and its Subsidiaries, and by enhancing their ability to attract and retain in their employ highly qualified persons for the successful conduct of their businesses.

2.     Definitions

2.1     "Acceleration Date" means (i) in the event of a Change in Ownership, the date on which such change occurs, or (ii) with respect to a Participant who is eligible for treatment under paragraph 20 hereof on account of the termination of his employment following a Change in Control, the date on which such termination occurs.

2.2     "Award Notice" means a written notice from the Company to a Participant that sets forth the terms and conditions of Stock Options or Restricted Stock awarded to the Participant under the Plan in addition to those established by this Plan and by the Committee's exercise of its administrative powers.

2.3     "Board" means the Board of Directors of the Company.

2.4     "Cause" means (i) the willful and continued failure by a Key Employee to substantially perform his duties with his employer after written warnings specifically identifying the lack of substantial performance are delivered to him by his employer, or (ii) the willful engaging by a Key Employee in conduct which is materially and demonstrably injurious to the Company or a Subsidiary.

2.5     "Change in Control" shall be deemed to have occurred at such time as (i) after the effective date of the Company's first registration statement on Form S-11, any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a Subsidiary, or any employee benefit plan or plans sponsored by the Company or any Subsidiary, is or has become the "beneficial owner", as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 20% or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors, or (ii) after the effective date of the Company's first registration statement on Form S-11, approval by the stockholders of the Company of (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company would be converted into cash, securities or other property, other than a consolidation or merger of the Company in which the common stockholders of the Company immediately prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before, or (b) any consolidation or merger in which the Company is the continuing or surviving corporation but in which the common stockholders of the Company immediately prior to the consolidation or merger do not hold at least a majority of the outstanding common stock of the continuing or surviving corporation (except where such holders of common stock hold at least a majority of the common stock of the corporation which owns all of the common stock of the Company), or (c) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company, or (iii) individuals who constitute the Board on May 1, 1995 (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to May 1, 1995 whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by specific vote or by approval of the proxy statement of the Company in which such person is named as nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

2.6     "Change in Control Price" means, in respect of a Change in Control, the highest closing price per share paid for the purchase of Common Stock on the New York Stock Exchange ("NYSE") or, if the Common Stock is not then listed on the NYSE, on the principal public trading market for the Common Stock during the ninety (90) day period ending on the date the Change in Control occurs, and in respect of a Change in Ownership, the highest closing price per share paid for the purchase of Common Stock on the NYSE or, if the Common Stock is not then listed on the NYSE, on the principal public trading market for the Common Stock during the ninety (90) day period ending on the date the Change in Ownership occurs.

2.7     "Change in Ownership" means a change which results directly or indirectly in the Company's Common Stock ceasing to be actively traded on a national securities exchange or the National Association of Securities Dealers Automated Quotation System.

2.8     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

2.9     "Committee" means the Compensation Committee of the Board, or such other committee designated by the Board, authorized to administer the Plan. The Committee shall consist of not less than three members, each of whom shall be "disinterested" as defined by Rule 16b-3 under the Exchange Act as amended from time to time.

2.10     "Common Stock" means the common stock, $.01 par value, of the Company.

2.11     "Company" means Sovran Self Storage, Inc., a Maryland corporation.

2.12     "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

2.13     "Fair Market Value" on any date means the average of the high and low sales prices of a share of Common Stock as reflected in the report of consolidated trading of NYSE-listed securities (or, if the Common Stock is not then listed on the NYSE, the principal public trading market for such shares) for that date (or if no shares of Common Stock were traded on the NYSE or such other principal public trading market on that date, the next preceding date that shares of Common Stock were so traded) published in the Midwest Edition of The Wall Street Journal; provided, however, that if no shares of Common Stock have been publicly traded for more than ten (10) days immediately preceding such date, then the Fair Market Value of a share of Common Stock shall be determined by the Committee in such manner as it may deem appropriate.

2.14     "Good Reason" means a good faith determination made by a Participant that there has been any (i) material change by the Company of the Participant's functions, duties or responsibilities which change would cause the Participant's position with the Company to become of less dignity, responsibility, importance, prestige or scope, including, without limitation, the assignment to the Participant of duties and responsibilities inconsistent with his positions, (ii) assignment or reassignment by the Company of the Participant without the Participant's consent, to another place of employment more than 30 miles from the Participant's current place of employment, or (iii) reduction in the Participant's total compensation in a materially greater proportionate amount than other Key Employees similarly situated; provided in each case that the Participant shall specify the event relied upon for such determination by written notice to the Board at any time within six months after the occurrence of such event.

2.15     "Key Employee" means an officer or other key employee of the Company or a Subsidiary as determined by the Committee.

2.16     "Participant" means any individual to whom Stock Options have been awarded by the Committee under this Plan.

2.17     "Plan" means the Sovran Self Storage, Inc. 1995 Award and Option Plan.

2.18     "Restricted Stock" means an award of shares of Company Common Stock subject to restrictions, pursuant to paragraph 9 hereof.

2.19     "Subsidiary" means a corporation or other business entity in which the Company directly or indirectly has an ownership interest of 50 percent or more.

3.     Administration

The Plan shall be administered by the Committee. The Committee shall have the authority to : (a) interpret the Plan; (b) establish such rules and regulations as it deems necessary for the proper administration of the Plan; (c) select Key Employees to receive Stock Options and Restricted Stock under the Plan; (d) determine and modify the form of Stock Options awarded under the Plan, whether non-qualified or incentive stock options, the number of Stock Options awarded to any Key Employee, and all the terms and conditions of Stock Options awarded under the Plan, including the time and conditions of exercise or vesting; (e) determine and modify the number of shares of Restricted Stock awarded to any Key Employee, and all the terms and conditions of Restricted Stock awarded under the Plan, including the applicable restrictions thereon and restriction period therefor; (f) grant waivers of Plan terms and conditions, provided that such waivers are not inconsistent with Section 16 of the Exchange Act and the rules promulgated thereunder; (g) accelerate the vesting of any Stock Option or lapse of restrictions on any shares of Restricted Stock when any such action would be in the best interests of the Company; and (h) take any and all other action it deems advisable for the proper administration of the Plan. All determinations of the Committee shall be made by a majority of its members, and its determinations shall be final, binding and conclusive. The Committee, in its discretion, may delegate its authority and duties under the Plan to the Chief Executive Officer or to other senior officers of the Company under such conditions as the Committee may establish; provided, however, that to the extent required by Section 16 and notwithstanding any other provision of the Plan or an Award Notice only the Committee may select and award Stock Options and Restricted Stock and render other decisions as to the timing, pricing and amount of Stock Options and Restricted Stock to Participants who are subject to Section 16 of the Exchange Act.

4.     Eligibility

Any Key Employee is eligible to become a Participant in the Plan.

5.     Shares Available

The maximum number of shares of Common Stock which shall be available for award of Stock Options (including incentive stock options) and Restricted Stock under the Plan during its term shall not exceed 1,500,000 and the maximum number of shares of Common Stock with respect to which Stock Options and Restricted Stock may be granted to any individual Key Employee during any calendar year shall not exceed 100,000; all subject to adjustment as provided in paragraph 12. Any shares of Common Stock related to Stock Options or Restricted Stock which terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of Common Stock, shall be available again for award under the Plan. Further, if and to the extent permitted in accordance with paragraph 8(d), any shares of Common Stock are used by a Participant for the full or partial payment to the Company of the purchase price of shares of Common Stock upon exercise of a Stock Option, or for any withholding taxes due as a result of such exercise, such shares shall again be available for award under the Plan. The shares of Common Stock available for issuance under the Plan may be authorized and unissued shares or treasury shares.

6.     Term

The Plan shall become effective as of May 1, 1995. No Stock Options shall be exercisable or payable and no restrictions on shares Restricted Stock shall lapse before approval of the Plan has been obtained from the Company's stockholders. Stock Options and Restricted Stock shall not be awarded pursuant to the Plan after April 30, 2005.

7.     Participation

The Committee shall select Participants, determine the type of awards (Stock Options or Restricted Stock) to be awarded, and establish in the related Award Notices the applicable terms and conditions of the Stock Options and Restricted Stock in addition to those set forth in this Plan and any administrative rules issued by the Committee.

8.     Stock Options

(a)     General. Stock Options may be awarded to any Key Employee. These Stock Options may be incentive stock options within the meaning of Section 422 of the Code or non-qualified stock options (i.e., stock options which are not incentive stock options), or a combination of both.

(b)     Terms and Conditions of Stock Options. A Stock Option shall be exercisable in whole or in such installments and at such times as may be determined by the Committee. The price at which Common Stock may be purchased upon exercise of a Stock Option shall be established by the Committee, but such price shall not be less than the Fair Market Value of the Common Stock on the date of the Stock Option's award. An Award Notice evidencing a Stock Option may, in the discretion of the Committee, provide that a Participant who pays the option price of a Stock Option by an exchange of shares of Common Stock previously owned by the Participant shall automatically be issued a new stock option to purchase additional shares of Common Stock equal to the number of shares of Common Stock so exchanged. Such new stock option shall have an option price equal to the Fair Market Value of the Common Stock on the date such new stock option is issued and shall be subject to such other terms and conditions as the Committee deems appropriate.

(c)     Restrictions Relating to Incentive Stock Options. Stock Options awarded in the form of incentive stock options shall, in addition to being subject to all applicable terms and conditions established by the Committee, comply with Section 422 of the Code. Accordingly, the aggregate Fair Market Value (determined at the time the option was awarded) of the Common Stock with respect to which incentive stock options are exercisable for the first time by a Participant during any calendar year (under this Plan or any other plan of the Company or any of its Subsidiaries) shall not exceed $100,000 (or such other limit as may be required by the Code). Also, each incentive stock option shall expire not later than ten years from its date of award. The number of shares of Common Stock that shall be available for incentive stock options awarded under the Plan is 1,500,000.

(d)     Exercise of Stock Options. Upon exercise, the option price of a Stock Option may be paid in cash, or, if permitted by the Committee, in its sole discretion, shares of Common Stock or a combination of cash and shares of Common Stock, or such other consideration as the Committee may deem appropriate. The Committee may establish appropriate methods for accepting Common Stock as consideration for the exercise of a Stock Option, and may impose such conditions as it deems appropriate on the use of such Common Stock to exercise a Stock Option. If the Committee, in its sole discretion, permits the use of shares of Common Stock as consideration for the exercise of a Stock Option, such shares shall be valued at Fair Market Value on the date of exercise. The Committee, in its sole discretion, may establish procedures whereby a Participant, to the extent permitted by and subject to the requirements of Rule 16b-3 under the Exchange Act, Regulation T issued by the Board of Governors of the Federal Reserve System pursuant to the Exchange Act, federal income tax laws, and other federal, state and local tax and securities laws, can exercise a Stock Option or a portion thereof without making a direct payment of the option price to the Company. If the Committee so elects to establish such a cashless exercise program, the Committee shall determine, in its sole discretion and from time to time, such administrative procedures and policies as it deems appropriate. Such procedures and policies shall be binding on any Participant wishing to utilize the cashless exercise program.

9.     Restricted Stock

(a)     General. Shares of Restricted Stock may be awarded to any Key Employee and shall be awarded in such amounts and at such times during the term of the Plan as the Committee shall determine.

(b)     Restrictions on Restricted Stock. Restricted Stock shall be subject to such terms and conditions as the Committee deems appropriate including, but not by way of limitation, restrictions on transferability and continued employment. The Committee may modify or accelerate the delivery of shares of Restricted Stock under such circumstances as it deems appropriate.

(c)     Rights as Stockholders. During the period in which any shares of Restricted Stock are subject to the restrictions imposed under paragraph 9(b), the Committee may, in its discretion, grant to the Participant to whom shares of Restricted Stock have been awarded all or any of the rights of a stockholder with respect to such shares, including, but not by way of limitation, the right to vote such shares and to receive dividends.

(d)     Evidence of Restricted Stock Award. Any shares of Restricted Stock granted under the Plan may be evidenced in such manner as the Committee deems appropriate, including, without limitation, book-entry registration or issuance of a stock certificate or certificates.

10.     Termination of Employment

Subject to paragraph 14, if a Participant's employment with the Company or a Subsidiary terminates for a reason other than death, disability, retirement or an approved reason, all the Participant's unexercised Stock Options and shares of Restricted Stock then subject to restrictions shall be canceled or forfeited as the case may be, unless the Participant's Award Notice provides otherwise. The Committee shall have the authority to promulgate rules and regulations to (i) determine what events constitute disability, retirement, or termination for an approved reason for purposes of the Plan, and (ii) determine the treatment of a Participant under the Plan in the event of his death, disability, retirement, or termination for an approved reason.

11.     Nonassignability

Except as otherwise provided by the Committee, in its sole discretion, in the Award Notice, no Stock Option or share of Restricted Stock awarded under the Plan shall be subject in any manner to alienation, anticipation, sale, transfer (except by will or the laws of descent and distribution), assignment, pledge, or encumbrance and a Participant's Stock Options shall be exercisable during the Participant's lifetime only by him.

12.     Adjustment of Shares Available

(a)     Changes in Stock. In the event of changes in the Common Stock by reason of a Common Stock dividend or stock split-up or combination, appropriate adjustment shall be made by the Committee in the aggregate number of shares available under the Plan, the number of shares with respect to which Stock Options and Restricted Stock may be granted to any individual Key Employee during any calendar year, and the number of shares subject to outstanding Stock Options and Restricted Stock, without, in the case of Stock Options, change in the aggregate purchase price to be paid therefor. Such proper adjustment as may be deemed equitable may be made by the Committee in its discretion to give effect to any other change affecting the Common Stock.

(b)     Changes in Capitalization. In case of a merger or consolidation of the Company with another corporation, a reorganization of the Company, a reclassification of the Common Stock of the Company, a spin-off of a significant asset, or other changes in the capitalization of the Company, appropriate provision shall be made for the protection and continuation of any outstanding Stock Options and shares of Restricted Stock by either (i) the substitution, on an equitable basis, of appropriate stock, stock options or other securities or other consideration, including cash, to which holders of Common Stock of the Company will be entitled pursuant to such transaction or succession of transactions, or (ii) by appropriate adjustment in the number of shares issuable pursuant to the Plan, the number of shares covered by outstanding Stock Options and Restricted Stock and the option price of outstanding Stock Options, as deemed appropriate by the Committee.

13.     Tax Withholding

(a)     Payment by Participant. Each Participant shall pay to the Company an amount sufficient to satisfy all Federal, state and local withholding tax requirements, no later than the date as of which the Company or any Subsidiary is required by law to withhold any Federal, state, or local taxes of any kind with respect to amounts includable in the Participant's gross income for Federal income tax purposes with respect to any Stock Option or Restricted Stock awarded pursuant to the Plan. The Company and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the Participant.

(b)     Payment in Stock. A Participant may elect to have such tax withholding obligation satisfied, in whole or in part, by (i) authorizing the Company to withhold from shares of Common Stock to be issued pursuant to the Plan a number of shares with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due, or (ii) transferring to the Company shares of Common Stock owned by the Participant with an aggregate Fair Market Value (as of the date the withholding is effected) that would satisfy the withholding amount due. With respect to any Participant who is subject to Section 16 of the Exchange Act, the following additional restrictions shall apply:

(A)     the Company (1) shall have been subject to the reporting requirements of Section 13(a) of the Exchange Act for at least a year prior to the election and shall have filed all reports and statements required to be filed pursuant to that Section for that year, and (2) shall have issued on a regular basis public releases of quarterly and annual summary statements of sales and earnings;

(B)     the election to satisfy tax withholding obligations relating to an award of Stock Options or Restricted Stock in the manner permitted by this Section 13(b) shall be made either (1) during the period beginning on the third business day following the date of release of quarterly or annual summary statements of sales and earnings of the Company and ending on the twelfth business day following such date, or (2) at least six months prior to the date as of which the receipt of such an award first becomes a taxable event for Federal income tax purposes;

(C)     such election shall be irrevocable;

(D)     such election shall be subject to the consent or disapproval of the Committee; and

(E)     the Common Stock withheld to satisfy tax withholding must pertain to an award of Stock Options or Restricted Stock which has been held by the Participant for at least six months from the date of grant of such award.

14.     Noncompetition Provision

The Committee may provide in any Award Notice that the Participant shall forfeit all his unexercised Stock Options and shares of Restricted Stock if, (i) in the opinion of the Committee, the Participant, without the written consent of the Company, engages directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, employee, owner, promoter, or otherwise, in any business or activity competitive with the business conducted by the Company or any Subsidiary; or (ii) the Participant performs any act or engages in any activity which in the opinion of the Committee is inimical to the best interests of the Company.

15.     Dividends

If a Participant is granted shares of Restricted Stock, the Committee may include in the Award Notice an entitlement to receive dividends, subject to such terms and conditions as the Committee may establish. Dividends shall be paid in such form and manner (i.e., lump sum or installments), and at such time as the Committee shall determine. All dividends which are not paid currently may, at the Committee's discretion, accrue interest, be reinvested into additional shares of Common Stock and paid to the Participant if and when, and to the extent that, the restrictions on the Restricted Stock lapse.

16.     Amendments of Awards

The Committee may at any time unilaterally amend the Award Notice for any unexercised Stock Option or any share of Restricted Stock then subject to restrictions to the extent it deems appropriate; provided, however, that any such amendment which is adverse to a Participant shall require the Participant's consent.

17.     Regulatory Approvals and Listings

Notwithstanding anything contained in this Plan to the contrary, the Company shall have no obligation to issue or deliver certificates of Common Stock upon the exercise of any Stock Option or award of Restricted Stock prior to (a) the obtaining of any approval from any governmental agency which the Company shall, in its sole discretion, determine to be necessary or advisable, (b) the admission of such shares to listing on the stock exchange on which the Common Stock may be listed, and (c) the completion of any registration or other qualification of said shares under any state or federal law or ruling of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable.

18.     No Right to Continued Employment or Awards

Participation in the Plan shall not give any Key Employee any right to remain in the employ of the Company or any Subsidiary. The Company or, in the case of employment with a Subsidiary, the Subsidiary, reserves the right to terminate any Key Employee at any time. Further, the adoption of this Plan shall not be deemed to give any person any right to be selected as a Participant or to be awarded any Stock Options or shares of Restricted Stock.

19.     Amendment

The Board may suspend or terminate the Plan at any time. In addition, the Board may, from time to time, amend the Plan in any manner, but may not without stockholder approval adopt any amendment which would (a) materially increase the benefits accruing to Participants under the Plan, (b) materially increase the number of shares of Common Stock which may be issued under the Plan (except as specified in paragraph 12), or (c) materially modify the requirements as to eligibility for participation in the Plan.

20.     Change in Control and Change in Ownership

(a)     Background. All Participants shall be eligible for the treatment afforded by this paragraph 20 if there is a Change in Ownership or if their employment terminates within two years following a Change in Control, unless the termination is due to (i) death; (ii) disability entitling the Participant to benefits under his employer's long-term disability plan; (iii) Cause; (iv) resignation by the Participant other than for Good Reason; or (v) retirement entitling the Participant to benefits under his employer's retirement plan.

(b)     Vesting and Lapse of Restrictions. If a Participant is eligible for treatment under this paragraph 20, (i) all of the terms and conditions in effect on any unexercised Stock Options and any restrictions on shares of Restricted Stock shall immediately lapse as of the Acceleration Date; (ii) no other terms or conditions shall be imposed upon any Stock Options or shares of Restricted Stock on or after such date, and in no event shall any Stock Option or share of Restricted Stock be forfeited on or after such date; (iii) all of his unexercised Stock Options and shares of Restricted Stock shall automatically become one hundred percent (100%) vested immediately upon such date; and (iv) all of his unexercised Stock Options and shares of Restricted Stock shall be valued and cashed out on the basis of the Change in Control Price.

(c)     Payment. If a Participant is eligible for treatment under this paragraph 20, whether or not he is still employed by the Company or a Subsidiary, he shall be paid, in a single lump-sum cash payment, as soon as practicable but in no event later than 90 days after the Acceleration Date, for all his outstanding Stock Options (including incentive stock options) and shares of Restricted Stock.

(d)     Section 16 of Exchange Act. Notwithstanding anything contained in this paragraph 20 to the contrary, any Participant who on the Acceleration Date holds any Stock Options or shares of Restricted Stock that have not been outstanding for a period of at least six months from their date of award and who on the Acceleration Date is required to report under Section 16 of the Exchange Act shall not be paid for his Stock Options or Restricted Stock until the first day next following the end of such six-month period.

(e)     Miscellaneous. Upon a Change in Control or a Change in Ownership, (i) the provisions of paragraphs 10, 14 and 16 hereof shall become null and void and of no force and effect insofar as they apply to a Participant who has been terminated under the conditions described in (a) above; and (ii) no action, including, but not by way of limitation, the amendment, suspension or termination of the Plan, shall be taken which would affect the rights of any Participant or the operation of the Plan with respect to any Stock Option or share of Restricted Stock to which the Participant may have become entitled hereunder on or prior to the date of the Change in Control or Change in Ownership or to which he may become entitled as a result of such Change in Control or Change in Ownership.

(f)     Legal Fees. The Company shall pay all legal fees and related expenses incurred by a Participant in seeking to obtain or enforce any payment, benefit or right he may be entitled to under the Plan after a Change in Control or Change in Ownership; provided, however, the Participant shall be required to repay any such amounts to the Company to the extent a court of competent jurisdiction issues a final and non-appealable order setting forth the determination that the position taken by the Participant was frivolous or advanced in bad faith.

21.     No Right, Title or Interest in Company Assets

No Participant shall have any rights as a stockholder as a result of participation in the Plan until the date of issuance of a stock certificate in his name and, in the case of Restricted Stock, such rights are granted to the Participant under paragraphs 9(c) and 15 hereof. To the extent any person acquires a right to receive payments from the Company under this Plan, such rights shall be no greater than the rights of an unsecured creditor of the Company.

22.     Governing Law

The Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the State of New York.

Exhibit 10.7

SOVRAN SELF STORAGE, INC.

1995 OUTSIDE DIRECTORS' STOCK OPTION PLAN

(AS AMENDED)

SECTION 1.

PURPOSE

1.1     The purpose of the "SOVRAN SELF STORAGE, INC. 1995 OUTSIDE DIRECTORS' STOCK OPTION PLAN" (the "Plan") is to foster and promote the long-term financial success of the Company and materially increase stockholder value by enabling the Company to attract and retain the services of outstanding Outside Directors (as defined herein) whose judgment, interest, and special effort is essential to the successful conduct of its operations.

SECTION 2.

DEFINITIONS

2.1     "Annual Award" means an Option for 3,000 shares of Stock.

2.2     "Awards" means Annual Awards and Initial Awards.

2.3     "Board" means the Board of Directors of the Company.

2.4     "Company" means Sovran Self Storage, Inc., a Maryland corporation, and any successor thereto.

2.5     "Disability" means total disability, which if the Outside Director were an employee of the Company, would be treated as a total disability under the terms of the Company's long-term disability plan for employees, as in effect from time to time.

2.6     "Fair Market Value" on any date means the average of the high and low sales prices of a share of Stock as reflected in the report of consolidated trading of New York Stock Exchange-listed securities (or, if the Stock is not then listed on the New York Stock Exchange ("NYSE"), the principal public trading market for such shares) for that date (or if no shares of Stock were traded on the NYSE or such other principal public trading market on that date, the next preceding date that shares of Stock were so traded) published in the Midwest Edition of The Wall Street Journal; provided, however, that if no shares of Stock have been publicly traded for more than ten (10) days immediately preceding such date, then the Fair Market Value of a share of Stock shall be determined by the Board or its authorized Committee in such manner as it may deem appropriate.

2.7     "Initial Award" means an Option for 3,000 shares of Stock.

2.8     "Option" means the right to purchase Stock at a stated price for a specified period of time. All Options granted under the Plan shall be non-statutory options not entitled to special tax treatment under Section 422 of the Internal Revenue Code, as amended.

2.9     "Outside Director" means each person who, on the date of an Initial Award or as of the close of the day on which an Annual Award is granted, is a director of the Company and who, as of such day, is not otherwise an officer or employee of the Company or any of its subsidiaries.

2.10     "Stock" means the common stock of the Company, $.01 par value per share.

SECTION 3.

ELIGIBILITY AND PARTICIPATION

Each Outside Director shall participate in the Plan.

SECTION 4.

STOCK SUBJECT TO PLAN

4.1     Number. The total number of shares of Stock subject to Awards under the Plan may not exceed 100,000 shares, subject to adjustment pursuant to Section 4.3. The shares to be delivered under the Plan may consist, in whole or in part, of treasury Stock or authorized but unissued Stock, not reserved for any other purpose.

4.2     Canceled or Terminated Awards. Any shares of Stock subject to an Option which for any reason is canceled or terminated without the issuance of Stock shall again be available for Awards under the Plan.

4.3     Adjustment in Capitalization. In the event of any Stock dividend or Stock split, recapitalization (including, without limitation, the payment of an extraordinary dividend), merger, consolidation, combination, spin-off, distribution of assets to stockholders, exchange of shares, or other similar corporate change in which the Company survives the transaction, the aggregate number of shares of Stock available for issuance hereunder or subject to Options and the respective exercise prices of outstanding Options shall be appropriately adjusted by the Board or its authorized Committee, whose determination shall be conclusive; provided, however, that any fractional shares resulting from any such adjustment shall be disregarded.

SECTION 5.

STOCK OPTIONS

5.1     Grant of Options.

(a)     Initial Awards. Effective on the later of the date of the completion of the initial public offering of shares of Stock or the date the Outside Director is first elected or appointed to the Board, each Outside Director who has not previously been granted an Initial Award shall be granted an Initial Award.

(b)     Annual Awards. Thereafter, effective as of the close of each annual meeting of the stockholders of the Company, each Outside Director shall be granted an Annual Award.

(c)     Option Agreement. Each Option shall be evidenced by an Option agreement that shall specify the exercise price, the term of the Option, the number of shares of Stock to which the Option pertains and such other matters, not inconsistent herewith, as the Committee deems necessary or appropriate.

(d)     Limitations. All grants of Options under the Plan shall be subject to the availability of shares hereunder, and no Option shall be granted under the Plan to the extent necessary to prevent Outside Directors serving as the administrators of any of the Company's other stock option or employee benefit plans from failing to qualify as "disinterested persons" under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Rule 16b-3").

5.2     Option Price. Each Option granted pursuant to the Plan shall have an exercise price equal to the Fair Market Value of a share of Stock on the date the Option is granted.

5.3     Vesting and Exercise of Options.

(a)     Initial Awards. Options granted pursuant to an Initial Award under this Plan shall vest and become exercisable on the first anniversary of the date of grant.

(b)     Annual Awards. Options granted pursuant to an Annual Award under this Plan shall be immediately vested and exercisable on the date of grant.

(c)     Exercise Period. Options shall terminate and cease to be exercisable on the earlier of (i) the tenth anniversary of the date of the Option's grant, or (ii) the date on which the Outside Director to whom such Option was granted ceases for any reason to serve as a director of the Company; provided, however, that in the event an Outside Director ceases to serve as a director of the Company by reason of the Outside Director's Disability, death or mandatory resignation due to age, the Outside Director, or his or her personal representative, may exercise any outstanding Options not theretofore exercised, to the extent exercisable on the date of such Disability, death or resignation, during the one-year period following such Disability, death or resignation.

5.4     Services as an Employee. Notwithstanding any other provision of the Plan, if an Outside Director becomes an employee of the Company or any of its subsidiaries (a "Former Outside Director"), the Former Outside Director shall be treated as continuing in service for purposes of this Plan, but shall not be eligible to receive Annual Awards while an employee or for one full year thereafter. If during this period of ineligibility the Former Outside Director ceases to be an employee, the provisions of Section 5.3(c) shall continue to be applicable.

5.5     Exercise. Options may be exercised, in whole or in part and only to the extent then exercisable, by giving written notice of exercise to the Company accompanied by full payment of the Option price by one or more of the following methods of payment:

(a)     In cash, by certified or bank check or other instrument acceptable to the Board or its authorized committee;

(b)     In the form of shares of Stock that are not then subject to restrictions under any Company plan, if permitted by the Board or its authorized committee, in its discretion. Such surrendered shares shall be valued at Fair Market Value on the date of exercise; or

(c)     By the Outside Director delivering to the Company a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company cash or a check payable and acceptable to the Company to pay the Option price; provided that in the event the Outside Director chooses to pay the Option price as so provided, the Outside Director and the broker shall comply with such procedures and enter into such agreements of indemnity and other agreements as the Company shall prescribe as a condition of such payment procedure. Payment instruments will be received subject to collection.

SECTION 6.

AMENDMENT, MODIFICATION, AND TERMINATION OF PLAN

The Plan shall be administered in accordance with Rule 16b-3 by the Board or an authorized committee thereof (in which case all references to the Board shall refer to such committee while such committee administers this Plan), which shall make any determination under or interpretation of any provision of the Plan and any Option. Any of the foregoing actions taken by the Board shall be final and conclusive. The Board may terminate or suspend the Plan, and may amend and make such changes in and additions to the Plan (and, with the consent of the applicable Outside Director any outstanding Option) as it may deem proper and in the best interest of the Company; provided, however, that no such action shall adversely affect or impair any Options theretofore granted under the Plan without the consent of the applicable Outside Director; and provided further, however, that no amendment (i) increasing the maximum number of shares of Stock which may be issued under the Plan, except as provided in Section 4.3, (ii) extending the term of the Plan or any Option, (iii) changing the requirements as to eligibility for participation in the Plan, or (iv) otherwise requiring approval of stockholders under Rule 16b-3, shall be adopted without the approval of stockholders. Notwithstanding anything to the contrary herein, the Plan shall not be amended more than once in every six month period, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder.

SECTION 7.

EFFECT OF CERTAIN TRANSACTIONS

In the case of (a) the dissolution or liquidation of the Company, (b) a merger, reorganization or consolidation in which the Company is acquired by another person or in which the Company is not the surviving corporation, or (c) the sale of all or substantially all of the outstanding Stock or assets of the Company to another entity, the Plan and Options issued hereunder shall terminate on the effective date of such dissolution, liquidation, merger, reorganization, consolidation or sale, unless provision is made in such transaction for the assumption of Options theretofore granted under the Plan or the substitution for such Options of a new stock option of the successor corporation or a parent or subsidiary thereof, with appropriate adjustment as to the number and kind of shares and the per share exercise price, such as provided in Section 4.3 of the Plan. In the event of any transaction which will trigger such termination, the Company shall give written notice thereof to the Outside Directors at least twenty days prior to the effective date of such transaction or the record date on which stockholders of the Company entitled to participate in such transaction shall be determined, whichever comes first. In the event of such termination, any unexercised portion of outstanding Options, which is vested and exercisable at that time, shall be exercisable for at least 15 days prior to the date of such termination; provided, however, that in no event shall any Option be exercisable after the applicable expiration date for the Option.

SECTION 8.

MISCELLANEOUS PROVISIONS

8.1     Nontransferability of Awards. No Options may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. All rights with respect to Options granted to an Outside Director shall be exercisable during his lifetime only by him.

8.2     Rights As A Stockholder. An Outside Director or a transferee of an Option shall not have any rights as a stockholder with respect to any shares of Stock issuable upon exercise of an Option until the date of the receipt of payment by the Company. No adjustments pursuant to Section 4.3 shall be made as to any Option for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is after such date.

8.3     No Guarantee of Membership. Nothing in the Plan shall confer upon an Outside Director the right to remain a member of the Board.

8.4     Requirements of Law. The granting of Options and the issuance of shares of Stock upon the exercise of Options shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental or self-regulatory or other agencies as may be required.

8.5     Term of Plan. The Plan shall be effective upon its approval by the stockholders of the Company. The Plan shall continue in effect, unless sooner terminated or suspended pursuant to Section 6, until the tenth anniversary of the date on which it is approved by the stockholders of the Company, so long as the total number of shares of Stock purchased under the Plan or subject to outstanding Options does not exceed the number of shares of Stock specified in Section 4.1, subject to adjustment pursuant to Section 4.3. Notwithstanding the foregoing, each Option granted under the Plan shall remain in effect until such Option has been exercised or has terminated in accordance with its terms and the terms of the Plan.

8.6     Separability. In case any provision of the Plan shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

8.7     Governing Law. The Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the State of New York.

Exhibit 10.18

FIRST AMENDMENT TO

REVOLVING CREDIT AND TERM LOAN AGREEMENT

          This FIRST AMENDMENT TO REVOLVING CREDIT AND TERM LOAN AGREEMENT (this "First Amendment to Credit Agreement") is made as of November 7, 2001, by and among (a) SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran") and SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP", and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), each with a principal place of business at 6467 Main Street, Buffalo, New York 14221, (b) FLEET NATIONAL BANK ("Fleet"), a national banking association having a place of business at 100 Federal Street, Boston, Massachusetts 02110, and the other lending institutions listed on Schedule 1.2 hereto (the "Lenders"), (c) Fleet, as Administrative Agent for itself and the other Lenders, PNC BANK NATIONAL ASSOCIATION, as syndication agent for itself and the other Lenders, FIRST UNION NATIONAL BANK, as documentation agent for itself and the other Lenders, and MANUFACTURERS & TRADERS TRUST CO. and CITIZENS BANK OF RHODE ISLAND as Co-Agents.

          WHEREAS, the Borrowers are primarily engaged in the business of owning, purchasing, developing, constructing, renovating and operating self storage facilities in the United States primarily known as "Uncle BoB's Self Storage";

          WHEREAS, Sovran is a limited partner of SALP, holds in excess of 96% of the partnership interests in SALP, conducts all or substantially all of its business through SALP, and is qualified to elect REIT status for income tax purposes;

          WHEREAS, the Borrowers, the Administrative Agent and the Lenders have entered into that certain Revolving Credit and Term Loan Agreement, dated as of November 7, 2000 (the "Credit Agreement");

          WHEREAS, Sovran Holdings Inc., a Delaware corporation ("Holdings"), is a wholly-owned Subsidiary of Sovran and the sole general partner of SALP and has entered into that certain Guaranty, dated as November 7, 2000 (the "Guaranty"), to guaranty the obligations of the Borrowers under the Credit Agreement;

          WHEREAS, the Borrowers have requested that the Term A Maturity Date be extended until November 7, 2002; and

          WHEREAS, the Administrative Agent and the Lenders with outstanding Term A Loans have consented to such extension and have agreed with the Borrowers to amend the Credit Agreement to reflect such extension, as hereinafter set forth;

          NOW, THEREFORE, for good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

I.   DEFINITIONS. Capitalized terms used herein without definition have the meanings ascribed to them in the Credit Agreement.

Ii.   Amendments to the CREDIT Agreement.

A.  Amendments to &#1671.

               1.   Section 1 to the Credit Agreement is hereby amended by inserting in its correct alphabetical sequence the following definitions:

          "First Amendment to Credit Agreement". The First Amendment to Revolving Credit and Term Loan Agreement, dated as of November 7, 2001, by and among the Borrowers, the Lenders and the Administrative Agent.

               2.   The definition of "Holdings Guaranty" set forth in Section 1 to the Credit Agreement is hereby amended by restating such definition in its entirety as follows:

          "Holdings Guaranty". The Guaranty dated as of November 7, 2000, made by Holdings in favor of the Administrative Agent and the Lenders as reaffirmed by the Reaffirmation of Holdings Guaranty, dated as of November 7, 2001, made by Holdings in favor of the Administrative Agent and the Lenders, pursuant to which Holdings guarantees to the Administrative Agent and the Lenders the unconditional payment and performance of the Obligations."

               3.   The definition of "Loan Documents" set forth in Section 1 to the Credit Agreement is hereby amended by restating such definition in its entirety as follows:

          "Loan Documents". Collectively, this Credit Agreement, the First Amendment to Credit Agreement, the Notes, the Guaranties (including the Holdings Guaranty), the Fee Letter and any and all other agreements, instruments or documents now or hereafter evidencing or otherwise relating to the Loans and executed or delivered by or on behalf of any Borrower or its Subsidiaries or any Guarantor or its Subsidiaries in connection with the Term Loan, or referred to herein or therein and delivered to Administrative Agent or Lenders by or on behalf of any Borrower, any Guarantor or any of their respective Subsidiaries, and all schedules, exhibits and annexes hereto or thereto, as the same may from time to time be amended and in effect, and any other document identified thereon as a "Loan Document" under this Credit Agreement."

               4.   The definition of "Term A Maturity Date" set forth in Section 1 to the Credit Agreement is hereby amended by restating such definition in its entirety as follows:

"Term A Maturity Date". November 7, 2002, or such earlier date on which the Term A Loan shall become due and payable pursuant to the terms hereof.

               5.   Schedule 1.2 to the Credit Agreement is hereby amended by restating such schedule in its entirety in the form attached hereto as Schedule 1.2.

iII.   REPRESENTATIONS AND WARRANTIES.

          Each of the Borrowers hereby represents and warrants as follows:

       A.   Representations in Loan Documents.  Each of the representations and warranties made by or on behalf of the Borrowers or the Guarantor in any of the Loan Documents (including, without limitation, those made in &#1676 of the Credit Agreement) was true and correct when made and is true and correct on and as of the date hereof (except to the extent of changes resulting from transactions contemplated or not prohibited by the Credit Agreement or the other Loan Documents and non-material changes occurring in the ordinary course of business, and except to the extent that such representations and warranties relate expressly to an earlier date) with the same full force and effect as if each of such representations and warranties had been made by the Borrowers and the Guarantor on the date hereof and in this First Amendment to Credit Agreement.

       B.   Defaults.  No Default or Event of Default exists on the date hereof (after giving effect to all of the arrangements and transactions contemplated by this First Amendment to Credit Agreement).

       C.   Binding Effect of Documents.  Each of this First Amendment to Credit Agreement and the Reaffirmation of Holdings Guaranty has been duly executed and delivered by the Borrowers and the Guarantor, as applicable, and is in full force and effect as of the date hereof, and the respective agreements and obligations of the Borrowers and the Guarantor contained herein and therein constitute the legal, valid and binding obligations of the Borrowers and the Guarantor, as applicable, enforceable against them in accordance with their respective terms, subject only to applicable bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and to the fact that the availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

IV.   THIS FIRST AMENDMENT TO CREDIT AGREEMENT

       A.   Ratification, etc. Except as expressly amended hereby or concurrently herewith, the Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed by the Borrowers and the Guarantors, as applicable, in all respects and shall continue in full force and effect. This First Amendment to Credit Agreement and the Credit Agreement shall hereafter be read and construed together as a single document, and all references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended by this First Amendment to Credit Agreement.

       B.   GOVERNING LAW.  THIS FIRST AMENDMENT TO CREDIT AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES EXCEPT FOR SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW YORK AND SHALL TAKE EFFECT AS A SEALED INSTRUMENT IN ACCORDANCE WITH SUCH LAWS.

       C.   Counterparts.  This First Amendment to Credit Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts taken together shall be deemed to constitute one and the same instrument. Complete sets of counterparts shall be lodged with the Administrative Agent.

       D.   Effectiveness. This Amendment Agreement shall become effective upon the satisfaction of each of the following conditions provided, however, that upon satisfaction of all such conditions, the effective date of this Amendment Agreement shall be November 7, 2001, regardless of the date which such conditions are satisfied:

(i) This Amendment Agreement shall have been executed and delivered by the Borrowers and each of the Lenders with outstanding Term A Loans, and shall be in full force and effect.
(ii) The Administrative Agent shall have received executed copies of the Reaffirmation of Holdings Guaranty, in form and substance satisfactory to the Administrative Agent.

               (iii)   The Administrative Agent shall have received from each of the Borrowers and Holdings copies certified as of the effective date hereof by the Secretary of Holdings and Sovran, to be true and complete, of any changes to each of its certificate of limited partnership, agreement of limited partnership (other than for the admission of new limited partners), incorporation documents, by-laws, and/or other organizational documents from the Closing Date of the Credit Agreement to the date hereof, along with any other organization documents of any Borrower (and its general partner, in the case of SALP) or Holdings, as the case may be, and each as in effect on the date of such certification.

               (iv)   All action on the part of the Borrowers and Holdings necessary for the valid execution, delivery and performance by the Borrowers and Holdings of this First Amendment to Credit Agreement and the Reaffirmation of Holdings Guaranty to which either of them is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Administrative Agent shall have been provided. Without limiting the foregoing, the Administrative Agent shall have received from Holdings true copies of the resolutions adopted by its board of directors authorizing the transactions described herein and evidencing the due authorization, execution and delivery of this Amendment Agreement and the Reaffirmation of Holdings Guaranty, by Holdings for itself and as sole general partner of SALP, each certified by the secretary as of a recent date to be true and complete.

               (v)   The Administrative Agent shall have received from each of the Borrowers and Holdings an incumbency certificate, dated as of the date hereof, signed by a duly authorized officer such Person and giving the name of each individual who shall be authorized to sign, in the name and on behalf of such Person, this First Amendment to Credit Agreement and the Reaffirmation of Holdings Guaranty, to which such Person is or is to become a party.

               (vi)   The Administrative Agent shall have received favorable opinions addressed to the Administrative Agent in form and substance satisfactory to the Administrative Agent from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers and their respective Subsidiaries (including Holdings) with respect to New York law, certain matters of Delaware corporate law and Maryland law.

               (vii)   The Administrative Agent shall have received certifications from government officials evidencing the legal existence, good standing and foreign qualification (in New York only) of each Borrower and each Guarantor, along with a certified copy of any changes to the certificate of limited partnership or certificate of incorporation of each Borrower and each Guarantor, all as of the most recent practicable date or shall have received a certificate from each of the Borrowers and the Guarantor certifying that no changes have been made thereto since the Closing Date of the Credit Agreement.

               (viii)   The Borrowers shall have reimbursed the Administrative Agent for all costs and expenses (including legal fees) incurred by the Administrative Agent in connection with the closing of this Amendment Agreement and related Loan Documents.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, each of the undersigned have duly executed this Amendment Agreement under seal as of the date first set forth above.

SOVRAN SELF STORAGE, INC. By: ____________________________________ Name: David L. Rogers Title: Chief Financial Officer
SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., as general partner By: ____________________________________ Name: David L. Rogers Title: Chief Financial Officer
FLEET NATIONAL BANK, individually and as Administrative Agent By: ____________________________________ Name: Title:
PNC BANK, National Association individually and as Syndication Agent By: ____________________________________ Name: Title:
FIRST UNION NATIONAL BANK, Individually and as Documentation Agent By: ____________________________________ Name: Title:
MANUFACTURERS & TRADERS TRUST CO., Individually and as Co-Agent By: ____________________________________ Name: Title:
CITIZENS BANK OF RHODE ISLAND, Individually and as Co-Agent By: ____________________________________ Name: Title:
SUNTRUST BANK By: ____________________________________ Name: Title:
HSBC BANK USA By: ____________________________________ Name: Title:
CHEVY CHASE BANK By: ____________________________________ Name: Title:
ALL FIRST BANK By: ____________________________________ Name: Title:

Schedule 1.2

Lender	Revolving Credit Commitment Amount	Revolving Credit Commitment Percentage	Term A Loan Commitment Amount	Term A Loan Commitment Percentage	Term B Loan Commitment Amount	Term B Loan Commitment Percentage

Fleet National Bank One Hundred Federal Street Boston, MA 02110 Attn: Scott C. Dow John J. Murphy	$20,000,000	13.33%	$15,000,000	50.00%	$10,000,000	13.33%
PNC Bank One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222 Attn: Randy Cornelius	$20,000,000	13.33%	$0.00	0.00%	$10,000,000	13.33%
First Union National Bank One First Union Center 301 South College Street Charlotte, NC 28288 Attn: David Hoagland	$20,000,000	13.33%	$10,000,000	33.33%	$10,000,000	13.33%
Manufacturers & Traders Trust Co. One Fountain Plaza Buffalo, NY 14203 Attn: Paul Pitman	$20,000,000	13.33%	$5,000,000	16.67%	$10,000,000	13.33%
Citizens Bank of Rhode Island One Citizens Plaza Providence, RI 02903 Attn: Craig Schermerhorn	$20,000,000	13.33%	$0.00	0.00%	$10,000,000	13.33%
SunTrust Bank 8245 Boone Boulevard Vienna, VA 22182 Attn: Blake K. Thompson	$13,333,333	8.89%	$0.00	0.00%	$6,666,667	8.89%
HSBC Bank USA One HSBC Center, 27th Floor Buffalo, NY 14203 Attn: Michael J. Maser	$13,333,333	8.89%	$0.00	0.00%	$6,666,667	8.89%
Chevy Chase Bank 8401 Connecticut Avenue Chevy Chase, MD 20815 Attn: Colleen Schick	$13,333,333	8.89%	$0.00	0.00%	$6,666,667	8.89%
Allfirst Bank 25 South Charles Street Baltimore, MD 21201 Attn: Raymond Talabis	$10,000,001	6.67%	$0.00	0.00%	$4,999,999	6.67%
TOTAL	$150,000,000	100%	$30,000,000	100%	$75,000,000	100%

Sovran Self Storage, Inc.

Exhibit (12.1) - Statement Re: Computation of Earnings to

Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2001	2000	1999	1998	1997
Earnings:
Net income	$24,189	$25,707	$25,585	$23,540	$23,119
Fixed charges	17,955	21,279	15,944	9,925	2,743
Earnings (1)	42,144	46,986	41,529	33,465	25,862

Fixed charges:
Interest expense	13,940	17,497	13,927	9,601	2,166
Preferred stock dividends	2,955	2,955	1,239	-	-
Amortization of financing fees	1,060	827	778	324	577
Fixed charges (2)	$17,955	$21,279	$15,944	$ 9,925	$ 2,743

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	2.35	2.21	2.60	3.37	9.43

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) and the Registration Statement (Form S-8 No. 333-42272) pertaining to the 1995 Award and Option Plan and to the 1995 Outside Directors' Stock Option Plan, the Registration Statement (Form S-8 No. 333-42270) pertaining to the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc., the Registration Statement (Form S-3 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc. and the Registration Statement (Form S-8 No. 333-73806) pertaining to the 1995 Award and Option Plan of our report dated January 30, 2002 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 30, 2002 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

ERNST & YOUNG LLP

Buffalo, New York
March 27, 2002