Form 10-Q
period 2002-03-31
SOVRAN SELF STORAGE INC
filed 2002-05-15
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 10, 2002 there were outstanding 12,515,503 shares of the registrant's Common Stock, $.01 par value.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2002 (unaudited)	December 31, 2001
Assets
Investment in storage facilities:
Land	$ 122,533	$ 117,069
Building and equipment	520,302	494,220
	642,835	611,289
Less: accumulated depreciation	(62,865)	(59,091)
Investment in storage facilities, net	579,970	552,198
Cash and cash equivalents	9,175	1,883
Accounts receivable	1,107	1,064
Receivable from related parties	122	122
Notes receivable from joint ventures	710	679
Investment in joint ventures	4,064	3,659
Prepaid expenses	2,853	2,505
Other assets	7,063	5,728
Total Assets	$ 605,064	$ 567,838
Liabilities
Line of credit	$122,000	$134,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	4,775	4,359
Deferred revenue	3,684	3,157
Accrued dividends	7,379	7,293
Mortgage payable	50,181	2,190
Total Liabilities	293,019	255,999
Minority interest - Operating Partnership	14,530	17,590
Minority interest - consolidated joint venture	16,978	17,085

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized, 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,504,753 shares outstanding (12,354,961 at December 31, 2001)	134	132
Additional paid-in capital	297,758	293,835
Unearned restricted stock	(1,818)	(1,978)
Dividends in excess of net income	(27,755)	(25,746)
Accumulated other comprehensive income	1,670	373
Treasury stock at cost, 839,453 shares	(18,037)	(18,037)
Total Shareholders' Equity	280,537	277,164
Total Liabilities and Shareholders' Equity	$605,064	$567,838
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2002 to March 31, 2002	January 1, 2001 to March 31, 2001
Revenues:
Rental income	$ 23,783	$ 21,800
Interest and other income	466	442
Total revenues	24,249	22,242

Expenses:
Property operations and maintenance	5,628	5,168
Real estate taxes	2,326	2,086
General and administrative	2,024	1,598
Interest	3,483	4,063
Depreciation and amortization	4,096	3,648
Equity in losses (income) of joint ventures	5	(43)
Total expenses	17,562	16,520

Income before minority interest	6,687	5,722
Minority interest - Operating Partnership	(302)	(361)
Minority interest - consolidated joint venture	(276)	-

Net Income	6,109	5,361
Series B preferred stock dividend	(739)	(739)
Net income available to common shareholders	$ 5,370	$ 4,622

Per common share:
Earnings per common share - basic	$ 0.43	$ 0.38

Earnings per common share - diluted	$ 0.42	$ 0.38

Common shares used in basic earnings per share calculation	12,434,310	12,064,973
Common shares used in diluted earnings per share calculation	12,666,535	12,075,717

Dividends declared per common share	$ 0.59	$ 0.58

See notes to financial statements.

SOVRAN SELF STORAGE, INC.

STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2002 to March 31, 2002	January 1, 2001 to March 31, 2001
Operating Activities
Net income	$ 6,109	$ 5,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,096	3,648
Equity in income of joint ventures	5	(43)
Minority interest	578	361
Restricted stock earned	160	45
Changes in assets and liabilities:
Accounts receivable	(18)	(113)
Prepaid expenses and other assets	(256)	(431)
Accounts payable and other liabilities	342	(1,086)
Deferred revenue	233	361
Net cash provided by operating activities	11,249	8,103

Investing Activities
Additions to storage facilities	(31,359)	(2,690)
Advances to joint ventures	(441)	(12,203)
Receipts from (advances to) related parties	-	(49)
Net cash used in investing activities	(31,800)	(14,942)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	3,925	1,518
(Payment on) proceeds from line of credit	(12,000)	16,500
Proceeds from mortgage financing	48,000	-
Financing costs	(296)	-
Dividends paid-common stock	(7,379)	(6,977)
Dividends paid-preferred stock	(739)	(739)
Minority interest distributions	(630)	(461)
Purchase of treasury stock	-	(449)
Redemption of Operating Partnership Units	(3,029)	(1,276)
Mortgage principal payments	(9)	(8)
Net cash provided by financing activities	27,843	8,108
Net increase in cash	7,292	1,269
Cash at beginning of period	1,883	1,421
Cash at end of period	$ 9,175	$ 2,690
Supplemental cash flow information Cash paid for interest	$ 3,237	$ 4,273
Fair value of net liabilities assumed on the acquisition of storage facilities	251	-

Dividends declared but unpaid were $7,379 at March 31, 2002 and $7,042 at March 31, 2001.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2002, the Company owned and/or managed 253 self-storage properties under the "Uncle Bob's Self Storage"&#174 trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 95.68% ownership interest therein as of March 31, 2002. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, a majority owned joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the period ended March 31, 2002.

(dollars in thousands)
Cost:
Beginning balance	$ 611,289
Property acquisitions	25,947
Improvements and equipment additions	5,727
Dispositions	(128)
Ending balance	$ 642,835
Accumulated Depreciation:
Beginning balance	$ 59,091
Additions during the period	3,838
Dispositions	(64)
Ending balance	$ 62,865

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Company has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Company's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%. The weighted average interest rate at March 31, 2002 on the Company's credit facility before the effect of interest rate swaps was approximately 3.4%. At March  31, 2002, there was $28 million available on the line of credit.

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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at March 31, 2002 was a $1.7 million asset.

The net carrying amount of the Company's debt instruments approximates fair value.

5.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a value of $80 million. The 10-year note bears interest at 7.19%.

The Company also has a $2 million note secured by a single property.

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

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities in various states, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2002. The majority of the $1.3 million investment relates to interest bearing loans made by the Company to the joint venture.

8.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Numerator:
Net income available to common shareholders	$ 5,370	$ 4,622

Denominator:
Denominator for basic earnings per share - weighted average shares	12,434	12,065

Effect of Diluted Securities:
Stock options	233	11
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	12,667	12,076

Basic earnings per common share	$ .43	$ .38
Diluted earnings per common share	$ .42	$ .38

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company operates as a Real Estate Investment Trust ("REIT") and owns and/or manages a portfolio of 253 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's unsecured credit facility provides availability up to $150 million, of which $122 million was drawn on March 31, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a value of $80 million. The 10-year note bears interest at 7.19%.

The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2002. The Company expects to fund its maturing $30 million term note with the availability on its unsecured credit facility and operating cash flow. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") units in exchange for properties sold by independent owners. By utilizing such OP units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 2002, 563,950 units are outstanding that were issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the three months ended March 31, 2002, the Company's consolidated joint venture (Locke Sovran II, LLC) purchased12 properties for $25.9 million. The properties are located in Houston, TX and Syracuse, NY.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2002, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 1, 2001 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Company for the three months ended March 31, 2002 with the activities of the Company for the three months ended March 31, 2001.

Total revenues increased from $22,242 for the three months ended March 31, 2001 to $24,249 for the three months ended March 31, 2002, an increase of $2,007 or 9%. This increase consisted of $430 that was realized as a result of increased rental rates at the 222 properties owned by the Company at January 1, 2001, and $1,577 resulted from the operations of 20 properties acquired in 2001 and 2002. Overall, same-store revenues grew 2% for the three-month period ended March 31, 2002 as compared to the same period in 2001.

Property operating and real estate tax expense increased $700 or 9.6% during the period. $217 related to the operations of its sites operated more than one year, and $483 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased $426 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Company's customer care center.

Interest expense decreased $580 due to a reduction of interest rates.

Income before minority interest increased from $5,722 to $6,687.

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

(in thousands)	Three months ended March 31, 2002	Three months ended March 31, 2001
Net income	$ 6,109	$ 5,361
Minority interest in income	578	361
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	3,903	3,391
Depreciation and amortization from unconsolidated joint ventures	114	76
Preferred dividends	(739)	(739)
Funds from operations allocable to minority interest in Operating Partnership	(446)	(533)
Funds from operations allocable to minority interest in consolidated joint venture	(460)	-
FFO available to common shareholders	$ 9,059	$ 7,917

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At March 31, 2002, the Company has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured credit facility in place through November 2003 enabling the Company to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Company's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Company's debt through the interest rate swap termination dates.

Because all but $130 million of the Company's outstanding unsecured debt of $227 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

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
May 15, 2002 Date