Form 10-K/A
period 2001-12-31
SOVRAN SELF STORAGE INC
filed 2002-06-27
CIK 944314

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to the
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
(Zip code)

(716) 633-1850

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities Common Stock, $.01 Par Value 9.85% Series B Cumulative Redeemable Preferred Stock, $.01 Par Value	Exchange on which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

                             None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 16, 2002 (Part III).

Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2001 and 2000.
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999.
(iii)	Consolidated Statements of Shareholders' Equity for Years Ended December 31, 2001, 2000 and 1999.
(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999.
(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2001 is included in this Annual Report on Form 10-K.

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

10.2	Omitted.
10.3	Omitted.
10.4	Omitted.
10.5	Omitted.
10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended.
10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended.
10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officers.
10.9*	Restricted Stock Agreement between the Registrant and David L. Rogers.
10.10*	Form of Supplemental Representation, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.
10.11*	Form of Pledge Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.
10.12*	Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.
10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.
10.14*	Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.
10.15*	Form of Facilities Services Agreement between the Registrant and Williamsville Properties, Inc.
10.16

Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year 2000.)

10.17	Sovran Self Storage, Inc. Deferred Compensation Plan for Directors. (Incorporated by reference to Appendix A to Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.)
10.18	First Amendment to Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein.
10.19	Employment Agreement between the Registrant and Robert J. Attea.
10.20	Employment Agreement between the Registrant and Kenneth F. Myszka.
10.21	Employment Agreement between the Registrant and David L. Rogers.
12.1	Statement Re: Computation of Earnings to Fixed Charges.
21	Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.
23	Consent of Independent Auditors.
*	Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
(b)	Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

June 26, 2002	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

EXHIBIT 10.19

EMPLOYMENT AGREEMENT

               THIS EMPLOYMENT AGREEMENT ("Employment Agreement") is entered into as of the 14th day of May, 1999, among Sovran Self Storage, Inc., a Maryland corporation and Sovran Acquisition Limited Partnership, a Delaware limited partnership (the "Corporation" or the "Partnership", respectively and collectively the "Company"), and Robert J. Attea (the "Executive").

W I T N E S S E T H:

                       WHEREAS, the Executive is a valuable employee of the Company, an integral part of its management team and a key participant in the decision making process relative to short-term and long-term planning and policy for the Company;

                       WHEREAS, the Company wishes to attract and retain well-qualified executive and key personnel and to assure continuity of management, which will be essential to its ability to evaluate and respond to any actual or threatened Change in Control (as defined below) in the best interests of shareholders;

                       WHEREAS, the Company understands that any actual or threatened Change in Control will present significant concerns for the Executive with respect to his financial and job security;

                       WHEREAS, the Company wishes to encourage the Executive to continue his career and services with the Company for the period during and after an actual or threatened Change in Control and to assure to the Company the Executive's services during the period in which such a Change in Control is threatened, and to provide the Executive certain financial assurances to enable the Executive to perform the responsibilities of his position without undue distraction and to exercise his judgment without bias due to his personal circumstances; and

                       WHEREAS, the Board of Directors of the Corporation (the "Board") and the Partnership have determined that it would be in the best interests of the Company and its shareholders and partners to assure continuity in the management of the Company in the event of a Change in Control by entering into an employment continuation and noncompete agreement with Executive;

                       NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties agree as follows:

1.	Employment.

                             (a)   The Company hereby employs the Executive as Chairman of the Board and Chief Executive Officer of the Company and the Executive hereby accepts such employment, on the terms and subject to the conditions hereinafter set forth.

                             (b)   During the term of this Employment Agreement and any renewal hereof (all references herein to the term of this Employment Agreement shall include references to the period of renewal hereof, if any), the Executive shall be and have the title of Chairman of the Board and Chief Executive Officer of the Company and shall devote his entire business time and all reasonable efforts to his employment in that capacity with such other duties as may be reasonably requested from time to time by the Board, which duties shall be consistent with his position and with those previously performed by Executive during the one year period prior to the date hereof. Except as hereafter expressly agreed in writing by the Executive, the Executive shall not be required to report to any single individual and shall report only to the Board as an entire body. For service as a director, officer and employee of the Company, the Company agrees that the executive shall be entitled to the full protection of the applicable indemnification provisions of the Articles of Incorporation and By-laws of the Company (including the provisions for advances), as the same may be amended from time to time.

2.	Compensation.

                              The Company will pay Executive the salary and bonus and provide the benefits set forth in Exhibit A to this Employment Agreement.

3.	Term

                                 This Employment Agreement shall have a continuous term until terminated as provided in Paragraph 4.

4.	Termination

                             (a)   This Employment Agreement will terminate upon Executive's death or retirement.

                             (b)   The Company may terminate this Employment Agreement upon at least thirty (30) days' written notice in the event of Executive's "disability." For purposes of this Employment Agreement, the Executive's "disability" shall be deemed to have occurred only after one hundred fifty (150) days in the aggregate during any consecutive twelve (12) month period, or after one hundred twenty (120) consecutive days, during which one hundred fifty (150) or one hundred twenty (120) days, as the case may be, the Executive, by reason of his physical or mental disability or illness, shall have been unable to substantially discharge his duties under this Employment Agreement. The date of disability shall be such one hundred fiftieth (150th) or one hundred twentieth (120th) day, as the case may be. In the event either the Company or the Executive, after receipt of notice of the Executive's disability from the other, disputes whether the Executive's disability shall have occurred, the Executive shall promptly submit to a physical examination by the chief of medicine of any major accredited hospital in the Buffalo, New York area and, unless such physician shall issue his written statement to the effect that in his opinion, based on his diagnosis, the Executive is capable of resuming his employment and devoting his full time and energy to discharging his duties within thirty (30) days after the date of such statement, such permanent disability shall be deemed to have occurred.

                             (c)   The Company may terminate this Employment Agreement for "cause." For purposes of this Employment Agreement, "cause" shall mean

(i)

The Executive's fraud, commission of a felony, commission of an act or series of acts of dishonesty which are materially inimical to the best interests of the Company, or the Executive's willful and substantial failure to perform his duties under this Employment Agreement, which failure has not been cured within a reasonable time (which shall not be less than thirty (30) days) after the Company gives notice thereof to the Executive; or

(ii)

The Executive's material breach of any material provision of this Employment Agreement, which breach, if capable of being cured, has not been cured in all substantial respects within thirty (30) days) after the Company gives notice thereof to the Executive.

(iii)

The Executive's commission of an act of moral turpitude, dishonesty or fraud which, in the good faith determination of the Board, would render his continued employment materially damaging or detrimental to the Company.

                             (d)   The Company may terminate this Employment Agreement without cause by notifying Executive in writing of its election to terminate at least thirty (30) days before the effective date of termination. Executive may, on written notice to the Company, accelerate the effective date of termination to any other date of his choosing up to the date of notice of acceleration.

                             (e)   Executive may terminate this Employment Agreement for "good reason." "Good reason" shall exist if:

(i)	the Company materially changes the Executive's duties and responsibilities as set forth in this Employment Agreement or changes his title or position without his consent;
(ii)	the Executive's place of employment or the principal executive offices of the Company are located more than thirty (30) miles from the geographical center of Williamsville, New York;
(iii)	the Company diminishes the salary, fringe benefits or other compensation being paid to the Executive;
(iv)

there occurs a material breach by the Company of any of its obligations under this Employment Agreement, which breach has not been cured in all material respects within thirty (30) days after the Executive gives notice thereof of the Company;

(v)	the Executive is not elected to the Board at any annual meeting of the Corporation's shareholders;
(vi)	the failure of any successor of the Company to furnish the assurances provided for in Section 7(c).

                             (f)   This Employment Agreement may be terminated by mutual agreement of the Company and the Executive.

                             (g)   Executive may terminate this Employment Agreement at any time with sixty (60) days' written notice to the Company, and the Company may accelerate the effective date of termination to any other date up to the date of notice of acceleration.

                             (h)   The Company will pay Executive on the effective date of termination all unpaid compensation accrued at the rate set forth on Exhibit A through the effective date of termination.

5.	Severance Payments

                             (a)   The Company will make the severance payments specified in Section 5(b) or (c) below if this Employment Agreement is terminated pursuant to Sections 4(d) or (e) hereof. In the event of such termination any outstanding stock options held by Executive shall be deemed to have vested immediately prior to such termination and shall be exercisable at any time during the balance of their original terms. In addition, the benefits referred to in Exhibit A, Section 1(c) shall be continued for a period of thirty-six (36) months after termination of employment.

                             (b)   As severance payments under this Section 5(b), the Company will pay Executive on the first day of the month following the effective date of termination of this Employment Agreement, and on the first day of each of the next succeeding thirty-five (35) months, an amount equal to 1/12th of the sum of the highest (i) salary payments made by the Company to Executive in any calendar year, (ii) bonus and other incentive compensation earned by Executive (whether or not deferred) with respect to services rendered to the Company during any calendar year and (iii) the value of any restricted stock awards during any calendar year.

                             (c)   If this Employment Agreement is terminated pursuant to Section 4(d) or (e) after a "Change in Control" (as hereinafter defined) of the Company has occurred, or if a Change in Control of the Company occurs while the Company is making severance payments to the Executive pursuant to Section 5(b), Executive may elect to receive the severance payments specified in Section 5(b) (or the remaining balance thereof) in a lump sum. This lump sum shall be paid within 30 days after the effective date of termination or, if a change in control occurs after termination, within 30 days after such "Change in Control." For the purposes of this Employment Agreement, a "Change in Control" shall be deemed to have occurred if any of the following have occurred:

(i)

either (A) the Corporation shall receive a report on Schedule 13D, or an amendment to such a report, filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "1934 Act") disclosing that any person (as such term is used in Section 13(d) of the 1934 Act) ("Person"), is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation or (B) the Company has actual knowledge of facts which would require any Person to file such a report on Schedule 13D, or to make an amendment to such a report, with the SEC (or would be required to file such a report or amendment upon the lapse of the applicable period of time specified in Section 13(d) of the 1934 Act) disclosing that such Person is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation;

(ii)

purchase by any Person, other than the Company or a wholly-owned subsidiary of the Company or an employee benefit plan sponsored or maintained by the Company or a wholly-owned subsidiary of the Company, of shares pursuant to a tender or exchange offer to acquire any stock of the Corporation (or securities, including units of limited partnership interests, convertible into stock) for cash, securities or any other consideration provided that, after consummation of the offer, such Person is the beneficial owner (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation (calculated as provided in paragraph (d) of Rule 13d-3 under the 1934 Act in the case of rights to acquire stock);

(iii)

approval by the shareholders of the Corporation of (A) any consolidation or merger of, or other business combination involving, the Corporation in which the Corporation is not to be the continuing or surviving entity or pursuant to which shares of stock of the Corporation would be converted into cash, securities or other property, other than a consolidation or merger or business combination of the Corporation in which holders of its stock immediately prior to the consolidation or merger or business combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger or business combination as immediately before, or (B) any consolidation or merger or business combination in which the Corporation is the continuing or surviving corporation but in which the common shareholders of the Corporation immediately prior to the consolidation or merger or business combination do not hold at least a majority of the outstanding common stock of the continuing or surviving corporation (except where such holders of common stock hold at least a majority of the common stock of the corporation which owns all of the common stock of the Corporation), or (C) any sale, lease, exchange or other transfer by operation of law or otherwise (in one transaction or a series of related transactions) of all or substantially all the assets of the Corporation or the Partnership; or

(iv)

a change in the majority of the members of the Board within a 24-month period unless the election or nomination for election by the Corporation shareholders of each new director was approved by the vote of at least two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

(v)

more than fifty percent (50%) of the assets of the Corporation or the Partnership are sold, transferred or otherwise disposed of, whether by operation of law or otherwise, other than in the usual and ordinary course of its business.

                             (d)   The Company shall also reimburse the Executive (promptly upon documented request), the amount of all legal fees and expenses reasonably incurred by the Executive in connection with any termination of employment as to which the Executive makes a good faith claim for severance compensation hereunder, including all such fees and expenses incurred in contesting or disputing, by arbitration or otherwise, any such termination or in seeking to obtain or enforce any right or benefit provided by this Employment Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") to any payment or benefit provided hereunder.

                             (e)   In the event that the payments or benefits (the "Severance Payments") provided under this Section 5 are determined to be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code, the Company shall pay to the Executive at the times specified in Subsections 5(a) or 5(b), additional amounts (the "Gross-Up Payments") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Severance Payments and on the Gross-Up Payments and any federal, state and local income and FICA tax imposed on the Gross-Up Payments, shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax, (i) any other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the termination of the Executive's employment (whether pursuant to the terms of this Employment Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control or any person affiliated with the Company or such person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company and acceptable to the Executive such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax, (ii) the amount of the Severance Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (a) the total amount of the Severance Payments or (b) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above), and (iii) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of the Executive's employment, the Executive shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and FICA taxes imposed on the Gross-Up Payment being repaid by the Executive if such repayment results in a reduction in Excise Tax and/or a federal, state and local income and FICA tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of the Executive's employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional gross-up payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

                             (f)   Gross-Up Payments shall be made on the date any Severance Payments (other than a Gross-Up Payment) is paid; provided, however, that if the first such day is less than thirty days after termination of the Executive's employment and the amount of the Gross-Up Payment cannot be reasonably estimated on or before such day, such Gross-Up Payment shall be made within 60 days after such termination.

                             (g)   Executive shall be under no obligation to mitigate damages with respect to termination and in the event Executive is employed or receives income from any other source there shall be no offset therefor against the amounts due from the Company hereunder.

6.	Covenants and Confidential Information.

                             (a)   The Executive acknowledges the Company's reliance and expectation of the Executive's continued commitment to performance of his duties and responsibilities during the term of this Employment Agreement. In light of such reliance and expectation on the part of the Company:

(i)

During the term of this Employment Agreement and, during the one-year period following the termination of this Employment Agreement, the Executive shall not: (A) own, manage, control or participate in the ownership, management, or control of, or be employed or engaged by or otherwise affiliated or associated as a consultant, independent contractor or otherwise with, any other corporation, partnership, proprietorship, firm, association or other business entity engaged in the business of, or otherwise engage in the business of, acquiring, owning, developing or managing self-storage facilities; provided, however, that the ownership of not more than one percent (1%) of any class of publicly traded securities of any entity is permitted ; or (B) directly or indirectly or by acting in concert with others, employ or attempt to employ or solicit for any employment competitive with the Company, any Company employees.

(ii)

During and after the term of this Employment Agreement, the Executive shall not, directly or indirectly, disclose, divulge, discuss, copy or otherwise use or suffer to be used in any manner, in competition with, or contrary to the interests of, the Company, any confidential information relating to the Company's operations, properties or otherwise to its particular business or other trade secrets of the Company, it being acknowledged by the Executive that all such information regarding the business of the Company compiled or obtained by, or furnished to, the Executive while the Executive shall have been employed by or associated with the Company is confidential information and the Company's exclusive property; provided, however, that the foregoing restrictions shall not apply to the extent that such information (A) is clearly obtainable in the public domain, (B) becomes obtainable in the public domain, except by reason of the breach by the Executive of the terms hereof, (C) was not acquired by the Executive in connection with his employment or affiliation with the Company, (D) was not acquired by the Executive from the Company or its representatives, or (E) is required to be disclosed by rule or law or by order of a court or governmental body or agency.

                             (b)   The Executive agrees and understands that the remedy at law for any breach by him of this Paragraph 6 will be inadequate and that the damages flowing from such breach are not readily susceptible to being measured in monetary terms. Accordingly, it is acknowledged that, upon adequate proof of the Executive's violation of any legally enforceable provision of this Paragraph 6, the Company shall be entitled to immediate injunctive relief and may obtain a temporary order restraining any threatened or further breach.

                             (c)   The Executive has carefully considered the nature and extent of the restrictions upon him and the rights and remedies conferred upon the Company under this Paragraph 6, and hereby acknowledges and agrees that the same are reasonable in time and territory, are designed to eliminate competition which otherwise would be unfair to the Company, do not stifle the inherent skill and experience of the Executive, would not operate as a bar to the Executive's sole means of support, are fully required to protect the legitimate interests of the Company and do not confer a benefit upon the Company disproportionate to the detriment to the Executive.

7.	Miscellaneous.

                             (a)   The Executive represents and warrants that he is not a party to any agreement, contract or understanding, whether of employment or otherwise, which would restrict or prohibit him from undertaking or performing employment in accordance with the terms and conditions of this Employment Agreement.

                             (b)   The provisions of this Employment Agreement are severable and if any one or more provisions may be determined to be illegal or otherwise unenforceable, in whole or in part, the remaining provisions and any partially unenforceable provision to the extent enforceable in any jurisdiction nevertheless shall be binding and enforceable.

                             (c)   Any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company must, within ten (10) days after Executive's request, furnish its written assurance that it is bound to perform this Employment Agreement in the same manner and to the same extent that the Company would have been required to perform it if no such succession had taken place.

                             (d)   Any controversy or claim arising out of or relating to this Employment Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association then pertaining in the City of Buffalo, New York, and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. The arbitrator or arbitrators shall be deemed to possess the powers to issue mandatory orders and restraining orders in connection with such arbitration; provided, however, that nothing in this Section 7(d) shall be construed so as to deny the Company the right and power to seek and obtain injunctive relief in a court of equity for any breach or threatened breach by the Executive of any of his covenants contained in Section 6 hereof.

                             (e)   Any notice to be given under this Employment Agreement shall be personally delivered in writing or shall have been deemed duly given when received after it is posted in the United States mail, postage prepaid, registered or certified, return receipt requested, and if mailed to the Company, shall be addressed to the principal place of business of the Corporation and the Partnership, attention: President, and if mailed to the Executive, shall be addressed to him at his home address last known on the records of the Company, or at such other address or addresses as either the Company or the Executive may hereafter designate in writing to the other.

                             (f)   The failure of either party to enforce any provision or provisions of this Employment Agreement shall not in any way be construed as a waiver of any such provision or provisions as to any future violations thereof, nor prevent that party thereafter from enforcing each and every other provision of this Employment Agreement. The rights granted the parties herein are cumulative and the waiver of any single remedy shall not constitute a waiver of such party's right to assert all other legal remedies available to it under the circumstances.

                             (g)   This Employment Agreement supersedes all prior employment agreements and understandings between the parties and may not be modified or terminated orally. No modification, termination or attempted waiver shall be valid unless in writing and signed by the party against whom the same is sought to be enforced.

                             (h)   This Employment Agreement shall be governed by and construed according to the laws of the State of New York.

                             (i)   Captions and paragraph headings used herein are for convenience and are not a part of this Employment Agreement and shall not be used in construing it.

                             IN WITNESS WHEREOF, the parties have executed this Employment Agreement on the day and year first set forth above.

/s/ Robert J. Attea Robert J. Attea	SOVRAN SELF STORAGE, INC. By: /s/ Kenneth F. Myszka Title:
SOVRAN ACQUISITION LIMITED PARTNERSHIP By: /s/ Kenneth F. Myszka Title:

EXHIBIT A
1.	Compensation.

                                  During the term of the Employment Agreement the Company shall pay or provide, as the case may be, to the Executive the compensation and other benefits and rights set forth in this Paragraph 1 of this Exhibit A.

                             (a)   The Company shall pay to the Executive a base salary payable in accordance with the Company's usual pay practices (and in the event no less frequently than monthly) of Two Hundred Thousand Dollars ($200,000) per annum, subject to such increase (but not decrease) as may be determined by the Board from time to time, based upon the performance of the Company (on a consolidated basis) and the Executive.

                             (b)   The Executive shall be entitled to participate in the Company's incentive compensation plans for senior executives. The Company shall pay to the Executive incentive compensation, if any, which such Executive is entitled to receive pursuant to such plan for each calendar year not later than 99 days following the end of each calendar year (or at such time as may be provided in such plan), prorated on a per diem basis for partial calendar years of service.

                             (c)   The Company shall provide to the Executive such life, medical, hospitalization and dental insurance for himself, his spouse and eligible family members as may be available to other senior executive officers of the Company (the "Insurance Plans"). The coverage under the Insurance Plans shall be at least as favorable as those under the insurances provided to the Executive by the Company (or it predecessor) on the date on which the Employment Agreement was first entered into, subject to the Executive's continued insurability under the Insurance Plans.

                             (d)   The Executive shall participate in all retirement and other benefit plans of the Company generally available from time to time to employees of the Company and for which Executive qualifies under the terms thereof (and nothing in the Employment Agreement or this Exhibit A shall or shall be deemed to in any way effect the Executive's right and benefits thereunder except as expressly provided herein.

                             (e)   The Executive shall be entitled to such periods of vacation and sick leave allowance each year as are determined by the Compensation Committee of the Board.

                             (f)   The Executive shall be entitled to participate in any equity or other employee benefit plan that is generally available to senior executive officers of the Company. The Executive's participation in and benefits under any such plan shall be on the terms and subject to the conditions specified in the governing document of the particular plan.

                             (g)   The Company shall reimburse the Executive or provide him with an expense allowance during the term of the Employment Agreement for travel, entertainment and other expenses reasonably and necessarily incurred by the Executive in connection with the Company's business. The Executive shall furnish such documentation with respect to reimbursement to be paid hereunder as the Company shall reasonably request.

                             (h)   The Company shall provide the Executive with an automobile allowance as exists from time to time under the Company's policy.

2.	Payment in the Event of Death or Permanent Disability.

                             (a)   In the event of the Executive's death or "disability" (as defined in the Employment Agreement) during the term of the Employment Agreement, the Company shall pay to the Executive (or his successors and assigns in the event of his death) an amount equal to two (2) times the Executive's then effective per annum rate of salary, as determined under Section 1(a), plus a pro rata portion of the incentive compensation for the calendar year in which such death or permanent disability occurs, less, in the case of permanent disability, any amounts paid by the Company or under the Company's disability insurance contracts.

                             (b)   The pro rata portion of the incentive compensation described in Section 2(a) shall be paid when and as provided in Section 1(b). The remainder of the benefit to be paid pursuant to Section 2(a) shall be paid in eight (8) equal quarterly installments beginning within ninety (90) days after the date of death or disability, as the case may be.

                             (c)   Except as otherwise provided in Paragraphs 1(d) and 2(a), in the event of the Executive's death or disability the Executive's employment hereunder shall terminate and the Executive shall be entitled to no further compensation or other benefits under the Employment Agreement, except as to that portion of any unpaid salary and other benefits accrued and earned by him hereunder up to and including the date of such death or permanent disability, as the case may be.

EXHIBIT 10.20

EMPLOYMENT AGREEMENT

                        THIS EMPLOYMENT AGREEMENT ("Employment Agreement") is entered into as of the 14th day of May, 1999, among Sovran Self Storage, Inc., a Maryland corporation and Sovran Acquisition Limited Partnership, a Delaware limited partnership (the "Corporation" or the "Partnership", respectively and collectively the "Company"), and Kenneth F. Myszka (the "Executive").

W I T N E S S E T H:

                        WHEREAS, the Executive is a valuable employee of the Company, an integral part of its management team and a key participant in the decision making process relative to short-term and long-term planning and policy for the Company;

                        WHEREAS, the Company wishes to attract and retain well-qualified executive and key personnel and to assure continuity of management, which will be essential to its ability to evaluate and respond to any actual or threatened Change in Control (as defined below) in the best interests of shareholders;

                        WHEREAS, the Company understands that any actual or threatened Change in Control will present significant concerns for the Executive with respect to his financial and job security;

                        WHEREAS, the Company wishes to encourage the Executive to continue his career and services with the Company for the period during and after an actual or threatened Change in Control and to assure to the Company the Executive's services during the period in which such a Change in Control is threatened, and to provide the Executive certain financial assurances to enable the Executive to perform the responsibilities of his position without undue distraction and to exercise his judgment without bias due to his personal circumstances; and

                        WHEREAS, the Board of Directors of the Corporation (the "Board") and the Partnership have determined that it would be in the best interests of the Company and its shareholders and partners to assure continuity in the management of the Company in the event of a Change in Control by entering into an employment continuation and noncompete agreement with Executive;

                        NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties agree as follows:

1.	Employment.

                                  (a)   The Company hereby employs the Executive as Chief Operating Officer and President of the Company and the Executive hereby accepts such employment, on the terms and subject to the conditions hereinafter set forth.

                                  (b)   During the term of this Employment Agreement and any renewal hereof (all references herein to the term of this Employment Agreement shall include references to the period of renewal hereof, if any), the Executive shall be and have the title of Chief Operating Officer and President of the Company and shall devote his entire business time and all reasonable efforts to his employment in that capacity with such other duties as may be reasonably requested from time to time by the Board, which duties shall be consistent with his position and with those previously performed by Executive during the one year period prior to the date hereof. Except as hereafter expressly agreed in writing by the Executive, the Executive shall not be required to report to any single individual and shall report only to the Board as an entire body. For service as a director, officer and employee of the Company, the Company agrees that the executive shall be entitled to the full protection of the applicable indemnification provisions of the Articles of Incorporation and By-laws of the Company (including the provisions for advances), as the same may be amended from time to time.

2.	Compensation.

                                   The Company will pay Executive the salary and bonus and provide the benefits set forth in Exhibit A to this Employment Agreement.

3.	Term.

                                   This Employment Agreement shall have a continuous term until terminated as provided in Paragraph 4.

4.	Termination.

                                  (a)   This Employment Agreement will terminate upon Executive's death or retirement.

                                  (b)   The Company may terminate this Employment Agreement upon at least thirty (30) days' written notice in the event of Executive's "disability." For purposes of this Employment Agreement, the Executive's "disability" shall be deemed to have occurred only after one hundred fifty (150) days in the aggregate during any consecutive twelve (12) month period, or after one hundred twenty (120) consecutive days, during which one hundred fifty (150) or one hundred twenty (120) days, as the case may be, the Executive, by reason of his physical or mental disability or illness, shall have been unable to substantially discharge his duties under this Employment Agreement. The date of disability shall be such one hundred fiftieth (150th) or one hundred twentieth (120th) day, as the case may be. In the event either the Company or the Executive, after receipt of notice of the Executive's disability from the other, disputes whether the Executive's disability shall have occurred, the Executive shall promptly submit to a physical examination by the chief of medicine of any major accredited hospital in the Buffalo, New York area and, unless such physician shall issue his written statement to the effect that in his opinion, based on his diagnosis, the Executive is capable of resuming his employment and devoting his full time and energy to discharging his duties within thirty (30) days after the date of such statement, such permanent disability shall be deemed to have occurred.

                                  (c)   The Company may terminate this Employment Agreement for "cause." For purposes of this Employment Agreement, "cause" shall mean

(i)

The Executive's fraud, commission of a felony, commission of an act or series of acts of dishonesty which are materially inimical to the best interests of the Company, or the Executive's willful and substantial failure to perform his duties under this Employment Agreement, which failure has not been cured within a reasonable time (which shall not be less than thirty (30) days) after the Company gives notice thereof to the Executive; or

(ii)

The Executive's material breach of any material provision of this Employment Agreement, which breach, if capable of being cured, has not been cured in all substantial respects within thirty (30) days) after the Company gives notice thereof to the Executive.

(iii)

The Executive's commission of an act of moral turpitude, dishonesty or fraud which, in the good faith determination of the Board, would render his continued employment materially damaging or detrimental to the Company.

                                  (d)   The Company may terminate this Employment Agreement without cause by notifying Executive in writing of its election to terminate at least thirty (30) days before the effective date of termination. Executive may, on written notice to the Company, accelerate the effective date of termination to any other date of his choosing up to the date of notice of acceleration.

                                  (e)   Executive may terminate this Employment Agreement for "good reason." "Good reason" shall exist if:

(i)	the Company materially changes the Executive's duties and responsibilities as set forth in this Employment Agreement or changes his title or position without his consent;
(ii)	the Executive's place of employment or the principal executive offices of the Company are located more than thirty (30) miles from the geographical center of Williamsville, New York;
(iii)	the Company diminishes the salary, fringe benefits or other compensation being paid to the Executive;
(iv)

there occurs a material breach by the Company of any of its obligations under this Employment Agreement, which breach has not been cured in all material respects within thirty (30) days after the Executive gives notice thereof of the Company;

(v)	the Executive is not elected to the Board at any annual meeting of the Corporation's shareholders;
(vi)	the failure of any successor of the Company to furnish the assurances provided for in Section 7(c).

                                  (f)   This Employment Agreement may be terminated by mutual agreement of the Company and the Executive.

                                  (g)   Executive may terminate this Employment Agreement at any time with sixty (60) days' written notice to the Company, and the Company may accelerate the effective date of termination to any other date up to the date of notice of acceleration.

                                  (h)   The Company will pay Executive on the effective date of termination all unpaid compensation accrued at the rate set forth on Exhibit A through the effective date of termination.

5.	Severance Payments

                                  (a)   The Company will make the severance payments specified in Section 5(b) or (c) below if this Employment Agreement is terminated pursuant to Sections 4(d) or (e) hereof. In the event of such termination any outstanding stock options held by Executive shall be deemed to have vested immediately prior to such termination and shall be exercisable at any time during the balance of their original terms. In addition, the benefits referred to in Exhibit A, Section 1(c) shall be continued for a period of thirty-six (36) months after termination of employment.

                                  (b)   As severance payments under this Section 5(b), the Company will pay Executive on the first day of the month following the effective date of termination of this Employment Agreement, and on the first day of each of the next succeeding thirty-five (35) months, an amount equal to 1/12th of the sum of the highest (i) salary payments made by the Company to Executive in any calendar year, (ii) bonus and other incentive compensation earned by Executive (whether or not deferred) with respect to services rendered to the Company during any calendar year and (iii) the value of any restricted stock awards during any calendar year.

                                  (c)   If this Employment Agreement is terminated pursuant to Section 4(d) or (e) after a "Change in Control" (as hereinafter defined) of the Company has occurred, or if a Change in Control of the Company occurs while the Company is making severance payments to the Executive pursuant to Section 5(b), Executive may elect to receive the severance payments specified in Section 5(b) (or the remaining balance thereof) in a lump sum. This lump sum shall be paid within 30 days after the effective date of termination or, if a change in control occurs after termination, within 30 days after such "Change in Control." For the purposes of this Employment Agreement, a "Change in Control" shall be deemed to have occurred if any of the following have occurred:

(i)

either (A) the Corporation shall receive a report on Schedule 13D, or an amendment to such a report, filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "1934 Act") disclosing that any person (as such term is used in Section 13(d) of the 1934 Act) ("Person"), is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation or (B) the Company has actual knowledge of facts which would require any Person to file such a report on Schedule 13D, or to make an amendment to such a report, with the SEC (or would be required to file such a report or amendment upon the lapse of the applicable period of time specified in Section 13(d) of the 1934 Act) disclosing that such Person is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation;

(ii)

purchase by any Person, other than the Company or a wholly-owned subsidiary of the Company or an employee benefit plan sponsored or maintained by the Company or a wholly-owned subsidiary of the Company, of shares pursuant to a tender or exchange offer to acquire any stock of the Corporation (or securities, including units of limited partnership interests, convertible into stock) for cash, securities or any other consideration provided that, after consummation of the offer, such Person is the beneficial owner (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation (calculated as provided in paragraph (d) of Rule 13d-3 under the 1934 Act in the case of rights to acquire stock);

(iii)

approval by the shareholders of the Corporation of (A) any consolidation or merger of, or other business combination involving, the Corporation in which the Corporation is not to be the continuing or surviving entity or pursuant to which shares of stock of the Corporation would be converted into cash, securities or other property, other than a consolidation or merger or business combination of the Corporation in which holders of its stock immediately prior to the consolidation or merger or business combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger or business combination as immediately before, or (B) any consolidation or merger or business combination in which the Corporation is the continuing or surviving corporation but in which the common shareholders of the Corporation immediately prior to the consolidation or merger or business combination do not hold at least a majority of the outstanding common stock of the continuing or surviving corporation (except where such holders of common stock hold at least a majority of the common stock of the corporation which owns all of the common stock of the Corporation), or (C) any sale, lease, exchange or other transfer by operation of law or otherwise (in one transaction or a series of related transactions) of all or substantially all the assets of the Corporation or the Partnership; or

(iv)

a change in the majority of the members of the Board within a 24-month period unless the election or nomination for election by the Corporation shareholders of each new director was approved by the vote of at least two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

(v)

more than fifty percent (50%) of the assets of the Corporation or the Partnership are sold, transferred or otherwise disposed of, whether by operation of law or otherwise, other than in the usual and ordinary course of its business.

                                  (d)   The Company shall also reimburse the Executive (promptly upon documented request), the amount of all legal fees and expenses reasonably incurred by the Executive in connection with any termination of employment as to which the Executive makes a good faith claim for severance compensation hereunder, including all such fees and expenses incurred in contesting or disputing, by arbitration or otherwise, any such termination or in seeking to obtain or enforce any right or benefit provided by this Employment Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") to any payment or benefit provided hereunder.

                                  (e)   In the event that the payments or benefits (the "Severance Payments") provided under this Section 5 are determined to be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code, the Company shall pay to the Executive at the times specified in Subsections 5(a) or 5(b), additional amounts (the "Gross-Up Payments") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Severance Payments and on the Gross-Up Payments and any federal, state and local income and FICA tax imposed on the Gross-Up Payments, shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax, (i) any other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the termination of the Executive's employment (whether pursuant to the terms of this Employment Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control or any person affiliated with the Company or such person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company and acceptable to the Executive such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax, (ii) the amount of the Severance Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (a) the total amount of the Severance Payments or (b) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above), and (iii) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of the Executive's employment, the Executive shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and FICA taxes imposed on the Gross-Up Payment being repaid by the Executive if such repayment results in a reduction in Excise Tax and/or a federal, state and local income and FICA tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of the Executive's employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional gross-up payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

                                  (f)   Gross-Up Payments shall be made on the date any Severance Payments (other than a Gross-Up Payment) is paid; provided, however, that if the first such day is less than thirty days after termination of the Executive's employment and the amount of the Gross-Up Payment cannot be reasonably estimated on or before such day, such Gross-Up Payment shall be made within 60 days after such termination.

                                  (g)   Executive shall be under no obligation to mitigate damages with respect to termination and in the event Executive is employed or receives income from any other source there shall be no offset therefor against the amounts due from the Company hereunder.

6.	Covenants and Confidential Information.

                                  (a)   The Executive acknowledges the Company's reliance and expectation of the Executive's continued commitment to performance of his duties and responsibilities during the term of this Employment Agreement. In light of such reliance and expectation on the part of the Company:

(i)

During the term of this Employment Agreement and, during the one-year period following the termination of this Employment Agreement, the Executive shall not: (A) own, manage, control or participate in the ownership, management, or control of, or be employed or engaged by or otherwise affiliated or associated as a consultant, independent contractor or otherwise with, any other corporation, partnership, proprietorship, firm, association or other business entity engaged in the business of, or otherwise engage in the business of, acquiring, owning, developing or managing self-storage facilities; provided, however, that the ownership of not more than one percent (1%) of any class of publicly traded securities of any entity is permitted ; or (B) directly or indirectly or by acting in concert with others, employ or attempt to employ or solicit for any employment competitive with the Company, any Company employees.

(ii)

During and after the term of this Employment Agreement, the Executive shall not, directly or indirectly, disclose, divulge, discuss, copy or otherwise use or suffer to be used in any manner, in competition with, or contrary to the interests of, the Company, any confidential information relating to the Company's operations, properties or otherwise to its particular business or other trade secrets of the Company, it being acknowledged by the Executive that all such information regarding the business of the Company compiled or obtained by, or furnished to, the Executive while the Executive shall have been employed by or associated with the Company is confidential information and the Company's exclusive property; provided, however, that the foregoing restrictions shall not apply to the extent that such information (A) is clearly obtainable in the public domain, (B) becomes obtainable in the public domain, except by reason of the breach by the Executive of the terms hereof, (C) was not acquired by the Executive in connection with his employment or affiliation with the Company, (D) was not acquired by the Executive from the Company or its representatives, or (E) is required to be disclosed by rule or law or by order of a court or governmental body or agency.

                                  (b)   The Executive agrees and understands that the remedy at law for any breach by him of this Paragraph 6 will be inadequate and that the damages flowing from such breach are not readily susceptible to being measured in monetary terms. Accordingly, it is acknowledged that, upon adequate proof of the Executive's violation of any legally enforceable provision of this Paragraph 6, the Company shall be entitled to immediate injunctive relief and may obtain a temporary order restraining any threatened or further breach.

                                  (c)   The Executive has carefully considered the nature and extent of the restrictions upon him and the rights and remedies conferred upon the Company under this Paragraph 6, and hereby acknowledges and agrees that the same are reasonable in time and territory, are designed to eliminate competition which otherwise would be unfair to the Company, do not stifle the inherent skill and experience of the Executive, would not operate as a bar to the Executive's sole means of support, are fully required to protect the legitimate interests of the Company and do not confer a benefit upon the Company disproportionate to the detriment to the Executive.

7.	Miscellaneous.

                                  (a)   The Executive represents and warrants that he is not a party to any agreement, contract or understanding, whether of employment or otherwise, which would restrict or prohibit him from undertaking or performing employment in accordance with the terms and conditions of this Employment Agreement.

                                  (b)   The provisions of this Employment Agreement are severable and if any one or more provisions may be determined to be illegal or otherwise unenforceable, in whole or in part, the remaining provisions and any partially unenforceable provision to the extent enforceable in any jurisdiction nevertheless shall be binding and enforceable.

                                  (c)   Any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company must, within ten (10) days after Executive's request, furnish its written assurance that it is bound to perform this Employment Agreement in the same manner and to the same extent that the Company would have been required to perform it if no such succession had taken place.

                                  (d)   Any controversy or claim arising out of or relating to this Employment Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association then pertaining in the City of Buffalo, New York, and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. The arbitrator or arbitrators shall be deemed to possess the powers to issue mandatory orders and restraining orders in connection with such arbitration; provided, however, that nothing in this Section 7(d) shall be construed so as to deny the Company the right and power to seek and obtain injunctive relief in a court of equity for any breach or threatened breach by the Executive of any of his covenants contained in Section 6 hereof.

                                  (e)   Any notice to be given under this Employment Agreement shall be personally delivered in writing or shall have been deemed duly given when received after it is posted in the United States mail, postage prepaid, registered or certified, return receipt requested, and if mailed to the Company, shall be addressed to the principal place of business of the Corporation and the Partnership, attention: President, and if mailed to the Executive, shall be addressed to him at his home address last known on the records of the Company, or at such other address or addresses as either the Company or the Executive may hereafter designate in writing to the other.

                                  (f)   The failure of either party to enforce any provision or provisions of this Employment Agreement shall not in any way be construed as a waiver of any such provision or provisions as to any future violations thereof, nor prevent that party thereafter from enforcing each and every other provision of this Employment Agreement. The rights granted the parties herein are cumulative and the waiver of any single remedy shall not constitute a waiver of such party's right to assert all other legal remedies available to it under the circumstances.

                                  (g)   This Employment Agreement supersedes all prior employment agreements and understandings between the parties and may not be modified or terminated orally. No modification, termination or attempted waiver shall be valid unless in writing and signed by the party against whom the same is sought to be enforced.

                                  (h)   This Employment Agreement shall be governed by and construed according to the laws of the State of New York.

                                  (i)   Captions and paragraph headings used herein are for convenience and are not a part of this Employment Agreement and shall not be used in construing it.

                       IN WITNESS WHEREOF, the parties have executed this Employment Agreement on the day and year first set forth above.

/s/ Kenneth F. Myszka Kenneth F. Myszka	SOVRAN SELF STORAGE, INC. By: /s/ Robert J. Attea Title:

SOVRAN ACQUISITION LIMITED PARTNERSHIP By SOVRAN HOLDINGS INC. General Partner By: /s/ Robert J. Attea Title:

EXHIBIT A
1.	Compensation.

                                  During the term of the Employment Agreement the Company shall pay or provide, as the case may be, to the Executive the compensation and other benefits and rights set forth in this Paragraph 1 of this Exhibit A.

                                  (a)   The Company shall pay to the Executive a base salary payable in accordance with the Company's usual pay practices (and in the event no less frequently than monthly) of Two Hundred Thousand Dollars ($200,000) per annum, subject to such increase (but not decrease) as may be determined by the Board from time to time, based upon the performance of the Company (on a consolidated basis) and the Executive.

                                  (b)   The Executive shall be entitled to participate in the Company's incentive compensation plans for senior executives. The Company shall pay to the Executive incentive compensation, if any, which such Executive is entitled to receive pursuant to such plan for each calendar year not later than 99 days following the end of each calendar year (or at such time as may be provided in such plan), prorated on a per diem basis for partial calendar years of service.

                                  (c)   The Company shall provide to the Executive such life, medical, hospitalization and dental insurance for himself, his spouse and eligible family members as may be available to other senior executive officers of the Company (the "Insurance Plans"). The coverage under the Insurance Plans shall be at least as favorable as those under the insurances provided to the Executive by the Company (or it predecessor) on the date on which the Employment Agreement was first entered into, subject to the Executive's continued insurability under the Insurance Plans.

                                  (d)   The Executive shall participate in all retirement and other benefit plans of the Company generally available from time to time to employees of the Company and for which Executive qualifies under the terms thereof (and nothing in the Employment Agreement or this Exhibit A shall or shall be deemed to in any way effect the Executive's right and benefits thereunder except as expressly provided herein.

                                  (e)   The Executive shall be entitled to such periods of vacation and sick leave allowance each year as are determined by the Compensation Committee of the Board.

                                  (f)   The Executive shall be entitled to participate in any equity or other employee benefit plan that is generally available to senior executive officers of the Company. The Executive's participation in and benefits under any such plan shall be on the terms and subject to the conditions specified in the governing document of the particular plan.

                                  (g)   The Company shall reimburse the Executive or provide him with an expense allowance during the term of the Employment Agreement for travel, entertainment and other expenses reasonably and necessarily incurred by the Executive in connection with the Company's business. The Executive shall furnish such documentation with respect to reimbursement to be paid hereunder as the Company shall reasonably request.

                                  (h)   The Company shall provide the Executive with an automobile allowance as exists from time to time under the Company's policy.

2.	Payment in the Event of Death or Permanent Disability.

                                  (a)   In the event of the Executive's death or "disability" (as defined in the Employment Agreement) during the term of the Employment Agreement, the Company shall pay to the Executive (or his successors and assigns in the event of his death) an amount equal to two (2) times the Executive's then effective per annum rate of salary, as determined under Section 1(a), plus a pro rata portion of the incentive compensation for the calendar year in which such death or permanent disability occurs, less, in the case of permanent disability, any amounts paid by the Company or under the Company's disability insurance contracts.

                                  (b)   The pro rata portion of the incentive compensation described in Section 2(a) shall be paid when and as provided in Section 1(b). The remainder of the benefit to be paid pursuant to Section 2(a) shall be paid in eight (8) equal quarterly installments beginning within ninety (90) days after the date of death or disability, as the case may be.

                                  (c)   Except as otherwise provided in Paragraphs 1(d) and 2(a), in the event of the Executive's death or disability the Executive's employment hereunder shall terminate and the Executive shall be entitled to no further compensation or other benefits under the Employment Agreement, except as to that portion of any unpaid salary and other benefits accrued and earned by him hereunder up to and including the date of such death or permanent disability, as the case may be.

EXHIBIT 10.21

EMPLOYMENT AGREEMENT

                        THIS EMPLOYMENT AGREEMENT ("Employment Agreement") is entered into as of the 14th day of May, 1999, among Sovran Self Storage, Inc., a Maryland corporation and Sovran Acquisition Limited Partnership, a Delaware limited partnership (the "Corporation" or the "Partnership", respectively and collectively the "Company"), and David L. Rogers (the "Executive").

W I T N E S S E T H:

                        WHEREAS, the Executive is a valuable employee of the Company, an integral part of its management team and a key participant in the decision making process relative to short-term and long-term planning and policy for the Company;

                        WHEREAS, the Company wishes to attract and retain well-qualified executive and key personnel and to assure continuity of management, which will be essential to its ability to evaluate and respond to any actual or threatened Change in Control (as defined below) in the best interests of shareholders;

                        WHEREAS, the Company understands that any actual or threatened Change in Control will present significant concerns for the Executive with respect to his financial and job security;

                        WHEREAS, the Company wishes to encourage the Executive to continue his career and services with the Company for the period during and after an actual or threatened Change in Control and to assure to the Company the Executive's services during the period in which such a Change in Control is threatened, and to provide the Executive certain financial assurances to enable the Executive to perform the responsibilities of his position without undue distraction and to exercise his judgment without bias due to his personal circumstances; and

                        WHEREAS, the Board of Directors of the Corporation (the "Board") and the Partnership have determined that it would be in the best interests of the Company and its shareholders and partners to assure continuity in the management of the Company in the event of a Change in Control by entering into an employment continuation and noncompete agreement with Executive;

                        NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties agree as follows:

1.	Employment.

                                  (a)   The Company hereby employs the Executive as Chief Financial Officer and Secretary of the Company and the Executive hereby accepts such employment, on the terms and subject to the conditions hereinafter set forth.

                                  (b)   During the term of this Employment Agreement and any renewal hereof (all references herein to the term of this Employment Agreement shall include references to the period of renewal hereof, if any), the Executive shall be and have the title of Chief Financial Officer and Secretary of the Company and shall devote his entire business time and all reasonable efforts to his employment in that capacity with such other duties as may be reasonably requested from time to time by the Board, which duties shall be consistent with his position and with those previously performed by Executive during the one year period prior to the date hereof. Except as hereafter expressly agreed in writing by the Executive, the Executive shall only be required to report to senior executive officers of the Company. For service as an officer and employee of the Company, the Company agrees that the executive shall be entitled to the full protection of the applicable indemnification provisions of the Articles of Incorporation and By-laws of the Company (including the provisions for advances), as the same may be amended from time to time.

2.	Compensation.

                                   The Company will pay Executive the salary and bonus and provide the benefits set forth in Exhibit A to this Employment Agreement.

3.	Term.

                              This Employment Agreement shall have a continuous term until terminated as provided in Paragraph 4.

4.	Termination.

                                  (a)   This Employment Agreement will terminate upon Executive's death or retirement.

                                  (b)   The Company may terminate this Employment Agreement upon at least thirty (30) days' written notice in the event of Executive's "disability." For purposes of this Employment Agreement, the Executive's "disability" shall be deemed to have occurred only after one hundred fifty (150) days in the aggregate during any consecutive twelve (12) month period, or after one hundred twenty (120) consecutive days, during which one hundred fifty (150) or one hundred twenty (120) days, as the case may be, the Executive, by reason of his physical or mental disability or illness, shall have been unable to substantially discharge his duties under this Employment Agreement. The date of disability shall be such one hundred fiftieth (150th) or one hundred twentieth (120th) day, as the case may be. In the event either the Company or the Executive, after receipt of notice of the Executive's disability from the other, disputes whether the Executive's disability shall have occurred, the Executive shall promptly submit to a physical examination by the chief of medicine of any major accredited hospital in the Buffalo, New York area and, unless such physician shall issue his written statement to the effect that in his opinion, based on his diagnosis, the Executive is capable of resuming his employment and devoting his full time and energy to discharging his duties within thirty (30) days after the date of such statement, such permanent disability shall be deemed to have occurred.

                                  (c)   The Company may terminate this Employment Agreement for "cause." For purposes of this Employment Agreement, "cause" shall mean

(i)

The Executive's fraud, commission of a felony, commission of an act or series of acts of dishonesty which are materially inimical to the best interests of the Company, or the Executive's willful and substantial failure to perform his duties under this Employment Agreement, which failure has not been cured within a reasonable time (which shall not be less than thirty (30) days) after the Company gives notice thereof to the Executive; or

(ii)

The Executive's material breach of any material provision of this Employment Agreement, which breach, if capable of being cured, has not been cured in all substantial respects within thirty (30) days) after the Company gives notice thereof to the Executive.

(iii)

The Executive's commission of an act of moral turpitude, dishonesty or fraud which, in the good faith determination of the Board, would render his continued employment materially damaging or detrimental to the Company.

                                  (d)   The Company may terminate this Employment Agreement without cause by notifying Executive in writing of its election to terminate at least thirty (30) days before the effective date of termination. Executive may, on written notice to the Company, accelerate the effective date of termination to any other date of his choosing up to the date of notice of acceleration.

                                  (e)   Executive may terminate this Employment Agreement for "good reason." "Good reason" shall exist if:

(i)	the Company materially changes the Executive's duties and responsibilities as set forth in this Employment Agreement or changes his title or position without his consent;
(ii)	the Executive's place of employment or the principal executive offices of the Company are located more than thirty (30) miles from the geographical center of Williamsville, New York;
(iii)	the Company diminishes the salary, fringe benefits or other compensation being paid to the Executive;
(iv)

there occurs a material breach by the Company of any of its obligations under this Employment Agreement, which breach has not been cured in all material respects within thirty (30) days after the Executive gives notice thereof of the Company;

(v)	the failure of any successor of the Company to furnish the assurances provided for in Section 7(c).

                                  (f)   This Employment Agreement may be terminated by mutual agreement of the Company and the Executive.

                                  (g)   Executive may terminate this Employment Agreement at any time with sixty (60) days' written notice to the Company, and the Company may accelerate the effective date of termination to any other date up to the date of notice of acceleration.

                                  (h)   The Company will pay Executive on the effective date of termination all unpaid compensation accrued at the rate set forth on Exhibit A through the effective date of termination.

5.	Severance Payments

                                  (a)   The Company will make the severance payments specified in Section 5(b) or (c) below if this Employment Agreement is terminated pursuant to Sections 4(d) or (e) hereof. In the event of such termination any outstanding stock options held by Executive shall be deemed to have vested immediately prior to such termination and shall be exercisable at any time during the balance of their original terms. In addition, the benefits referred to in Exhibit A, Section 1(c) shall be continued for a period of thirty-six (36) months after termination of employment.

                                  (b)   As severance payments under this Section 5(b), the Company will pay Executive on the first day of the month following the effective date of termination of this Employment Agreement, and on the first day of each of the next succeeding thirty-five (35) months, an amount equal to 1/12th of the sum of the highest (i) salary payments made by the Company to Executive in any calendar year, (ii) bonus and other incentive compensation earned by Executive (whether or not deferred) with respect to services rendered to the Company during any calendar year and (iii) the value of any restricted stock awards during any calendar year.

                                  (c)   If this Employment Agreement is terminated pursuant to Section 4(d) or (e) after a "Change in Control" (as hereinafter defined) of the Company has occurred, or if a Change in Control of the Company occurs while the Company is making severance payments to the Executive pursuant to Section 5(b), Executive may elect to receive the severance payments specified in Section 5(b) (or the remaining balance thereof) in a lump sum. This lump sum shall be paid within 30 days after the effective date of termination or, if a change in control occurs after termination, within 30 days after such "Change in Control." For the purposes of this Employment Agreement, a "Change in Control" shall be deemed to have occurred if any of the following have occurred:

(i)

either (A) the Corporation shall receive a report on Schedule 13D, or an amendment to such a report, filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "1934 Act") disclosing that any person (as such term is used in Section 13(d) of the 1934 Act) ("Person"), is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation or (B) the Company has actual knowledge of facts which would require any Person to file such a report on Schedule 13D, or to make an amendment to such a report, with the SEC (or would be required to file such a report or amendment upon the lapse of the applicable period of time specified in Section 13(d) of the 1934 Act) disclosing that such Person is the beneficial owner, directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation;

(ii)

purchase by any Person, other than the Company or a wholly-owned subsidiary of the Company or an employee benefit plan sponsored or maintained by the Company or a wholly-owned subsidiary of the Company, of shares pursuant to a tender or exchange offer to acquire any stock of the Corporation (or securities, including units of limited partnership interests, convertible into stock) for cash, securities or any other consideration provided that, after consummation of the offer, such Person is the beneficial owner (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of twenty (20) percent or more of the outstanding stock of the Corporation (calculated as provided in paragraph (d) of Rule 13d-3 under the 1934 Act in the case of rights to acquire stock);

(iii)

approval by the shareholders of the Corporation of (A) any consolidation or merger of, or other business combination involving, the Corporation in which the Corporation is not to be the continuing or surviving entity pursuant to which shares of stock of the Corporation would be converted into cash, securities or other property, other than a consolidation or merger or business combination of the Corporation in which holders of its stock immediately prior to the consolidation or merger or business combination have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger or business combination as immediately before, or (B) any consolidation or merger or business combination in which the Corporation is the continuing or surviving corporation but in which the common shareholders of the Corporation immediately prior to the consolidation or merger or business combination do not hold at least a majority of the outstanding common stock of the continuing or surviving corporation (except where such holders of common stock hold at least a majority of the common stock of the corporation which owns all of the common stock of the Corporation), or (C) any sale, lease, exchange or other transfer by operation of law or otherwise (in one transaction or a series of related transactions) of all or substantially all the assets of the Corporation or the Partnership; or

(iv)

a change in the majority of the members of the Board within a 24-month period unless the election or nomination for election by the Corporation shareholders of each new director was approved by the vote of at least two-thirds of the directors then still in office who were in office at the beginning of the 24-month period.

(v)

more than fifty percent (50%) of the assets of the Corporation or the Partnership are sold, transferred or otherwise disposed of, whether by operation of law or otherwise, other than in the usual and ordinary course of its business.

                                  (d)   The Company shall also reimburse the Executive (promptly upon documented request), the amount of all legal fees and expenses reasonably incurred by the Executive in connection with any termination of employment as to which the Executive makes a good faith claim for severance compensation hereunder, including all such fees and expenses incurred in contesting or disputing, by arbitration or otherwise, any such termination or in seeking to obtain or enforce any right or benefit provided by this Employment Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") to any payment or benefit provided hereunder.

                                  (e)   In the event that the payments or benefits (the "Severance Payments") provided under this Section 5 are determined to be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code, the Company shall pay to the Executive at the times specified in Subsections 5(a) or 5(b), additional amounts (the "Gross-Up Payments") such that the net amount retained by the Executive, after deduction of any Excise Tax on the Severance Payments and on the Gross-Up Payments and any federal, state and local income and FICA tax imposed on the Gross-Up Payments, shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax, (i) any other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the termination of the Executive's employment (whether pursuant to the terms of this Employment Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control or any person affiliated with the Company or such person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company and acceptable to the Executive such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax, (ii) the amount of the Severance Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (a) the total amount of the Severance Payments or (b) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above), and (iii) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of the Executive's employment, the Executive shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal, state and local income and FICA taxes imposed on the Gross-Up Payment being repaid by the Executive if such repayment results in a reduction in Excise Tax and/or a federal, state and local income and FICA tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of the Executive's employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional gross-up payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

                                  (f)   Gross-Up Payments shall be made on the date any Severance Payments (other than a Gross-Up Payment) is paid; provided, however, that if the first such day is less than thirty days after termination of the Executive's employment and the amount of the Gross-Up Payment cannot be reasonably estimated on or before such day, such Gross-Up Payment shall be made within 60 days after such termination.

                                  (g)   Executive shall be under no obligation to mitigate damages with respect to termination and in the event Executive is employed or receives income from any other source there shall be no offset therefor against the amounts due from the Company hereunder.

6.	Covenants and Confidential Information.

                                  (a)   The Executive acknowledges the Company's reliance and expectation of the Executive's continued commitment to performance of his duties and responsibilities during the term of this Employment Agreement. In light of such reliance and expectation on the part of the Company:

(i)

During the term of this Employment Agreement and, during the one-year period following the termination of this Employment Agreement, the Executive shall not: (A) own, manage, control or participate in the ownership, management, or control of, or be employed or engaged by or otherwise affiliated or associated as a consultant, independent contractor or otherwise with, any other corporation, partnership, proprietorship, firm, association or other business entity engaged in the business of, or otherwise engage in the business of, acquiring, owning, developing or managing self-storage facilities; provided, however, that the ownership of not more than one percent (1%) of any class of publicly traded securities of any entity is permitted ; or (B) directly or indirectly or by acting in concert with others, employ or attempt to employ or solicit for any employment competitive with the Company, any Company employees.

(ii)

During and after the term of this Employment Agreement, the Executive shall not, directly or indirectly, disclose, divulge, discuss, copy or otherwise use or suffer to be used in any manner, in competition with, or contrary to the interests of, the Company, any confidential information relating to the Company's operations, properties or otherwise to its particular business or other trade secrets of the Company, it being acknowledged by the Executive that all such information regarding the business of the Company compiled or obtained by, or furnished to, the Executive while the Executive shall have been employed by or associated with the Company is confidential information and the Company's exclusive property; provided, however, that the foregoing restrictions shall not apply to the extent that such information (A) is clearly obtainable in the public domain, (B) becomes obtainable in the public domain, except by reason of the breach by the Executive of the terms hereof, (C) was not acquired by the Executive in connection with his employment or affiliation with the Company, (D) was not acquired by the Executive from the Company or its representatives, or (E) is required to be disclosed by rule or law or by order of a court or governmental body or agency.

                                  (b)   The Executive agrees and understands that the remedy at law for any breach by him of this Paragraph 6 will be inadequate and that the damages flowing from such breach are not readily susceptible to being measured in monetary terms. Accordingly, it is acknowledged that, upon adequate proof of the Executive's violation of any legally enforceable provision of this Paragraph 6, the Company shall be entitled to immediate injunctive relief and may obtain a temporary order restraining any threatened or further breach.

                                  (c)   The Executive has carefully considered the nature and extent of the restrictions upon him and the rights and remedies conferred upon the Company under this Paragraph 6, and hereby acknowledges and agrees that the same are reasonable in time and territory, are designed to eliminate competition which otherwise would be unfair to the Company, do not stifle the inherent skill and experience of the Executive, would not operate as a bar to the Executive's sole means of support, are fully required to protect the legitimate interests of the Company and do not confer a benefit upon the Company disproportionate to the detriment to the Executive.

7.	Miscellaneous.

                                  (a)   The Executive represents and warrants that he is not a party to any agreement, contract or understanding, whether of employment or otherwise, which would restrict or prohibit him from undertaking or performing employment in accordance with the terms and conditions of this Employment Agreement.

                                  (b)   The provisions of this Employment Agreement are severable and if any one or more provisions may be determined to be illegal or otherwise unenforceable, in whole or in part, the remaining provisions and any partially unenforceable provision to the extent enforceable in any jurisdiction nevertheless shall be binding and enforceable.

                                  (c)   Any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company must, within ten (10) days after Executive's request, furnish its written assurance that it is bound to perform this Employment Agreement in the same manner and to the same extent that the Company would have been required to perform it if no such succession had taken place.

                                  (d)   Any controversy or claim arising out of or relating to this Employment Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association then pertaining in the City of Buffalo, New York, and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. The arbitrator or arbitrators shall be deemed to possess the powers to issue mandatory orders and restraining orders in connection with such arbitration; provided, however, that nothing in this Section 7(d) shall be construed so as to deny the Company the right and power to seek and obtain injunctive relief in a court of equity for any breach or threatened breach by the Executive of any of his covenants contained in Section 6 hereof.

                                  (e)   Any notice to be given under this Employment Agreement shall be personally delivered in writing or shall have been deemed duly given when received after it is posted in the United States mail, postage prepaid, registered or certified, return receipt requested, and if mailed to the Company, shall be addressed to the principal place of business of the Corporation and the Partnership, attention: President, and if mailed to the Executive, shall be addressed to him at his home address last known on the records of the Company, or at such other address or addresses as either the Company or the Executive may hereafter designate in writing to the other.

                                  (f)   The failure of either party to enforce any provision or provisions of this Employment Agreement shall not in any way be construed as a waiver of any such provision or provisions as to any future violations thereof, nor prevent that party thereafter from enforcing each and every other provision of this Employment Agreement. The rights granted the parties herein are cumulative and the waiver of any single remedy shall not constitute a waiver of such party's right to assert all other legal remedies available to it under the circumstances.

                                  (g)   This Employment Agreement supersedes all prior employment agreements and understandings between the parties and may not be modified or terminated orally. No modification, termination or attempted waiver shall be valid unless in writing and signed by the party against whom the same is sought to be enforced.

                                  (h)   This Employment Agreement shall be governed by and construed according to the laws of the State of New York.

                                  (i)   Captions and paragraph headings used herein are for convenience and are not a part of this Employment Agreement and shall not be used in construing it.

                       IN WITNESS WHEREOF, the parties have executed this Employment Agreement on the day and year first set forth above.

/s/ David L. Rogers David L. Rogers	SOVRAN SELF STORAGE, INC. By: /s/ Robert J. Attea Title: CEO & Chairman of the Board

SOVRAN ACQUISITION LIMITED PARTNERSHIP By SOVRAN HOLDINGS INC. General Partner By: /s/ Robert J. Attea Title: CEO & Chairman of the Board

EXHIBIT A
1.	Compensation.

                                   During the term of the Employment Agreement the Company shall pay or provide, as the case may be, to the Executive the compensation and other benefits and rights set forth in this Paragraph 1 of this Exhibit A.

                                  (a)   The Company shall pay to the Executive a base salary payable in accordance with the Company's usual pay practices (and in the event no less frequently than monthly) of Two Hundred Thousand Dollars ($200,000) per annum, subject to such increase (but not decrease) as may be determined by the Board from time to time, based upon the performance of the Company (on a consolidated basis) and the Executive.

                                  (b)   The Executive shall be entitled to participate in the Company's incentive compensation plans for senior executives. The Company shall pay to the Executive incentive compensation, if any, which such Executive is entitled to receive pursuant to such plan for each calendar year not later than 99 days following the end of each calendar year (or at such time as may be provided in such plan), prorated on a per diem basis for partial calendar years of service.

                                  (c)   The Company shall provide to the Executive such life, medical, hospitalization and dental insurance for himself, his spouse and eligible family members as may be available to other senior executive officers of the Company (the "Insurance Plans"). The coverage under the Insurance Plans shall be at least as favorable as those under the insurances provided to the Executive by the Company (or it predecessor) on the date on which the Employment Agreement was first entered into, subject to the Executive's continued insurability under the Insurance Plans.

                                  (d)   The Executive shall participate in all retirement and other benefit plans of the Company generally available from time to time to employees of the Company and for which Executive qualifies under the terms thereof (and nothing in the Employment Agreement or this Exhibit A shall or shall be deemed to in any way effect the Executive's right and benefits thereunder except as expressly provided herein.

                                  (e)   The Executive shall be entitled to such periods of vacation and sick leave allowance each year as are determined by the Compensation Committee of the Board.

                                  (f)   The Executive shall be entitled to participate in any equity or other employee benefit plan that is generally available to senior executive officers of the Company. The Executive's participation in and benefits under any such plan shall be on the terms and subject to the conditions specified in the governing document of the particular plan.

                                  (g)   The Company shall reimburse the Executive or provide him with an expense allowance during the term of the Employment Agreement for travel, entertainment and other expenses reasonably and necessarily incurred by the Executive in connection with the Company's business. The Executive shall furnish such documentation with respect to reimbursement to be paid hereunder as the Company shall reasonably request.

                                  (h)   The Company shall provide the Executive with an automobile allowance as exists from time to time under the Company's policy.

2.	Payment in the Event of Death or Permanent Disability.

                                  (a)   In the event of the Executive's death or "disability" (as defined in the Employment Agreement) during the term of the Employment Agreement, the Company shall pay to the Executive (or his successors and assigns in the event of his death) an amount equal to two (2) times the Executive's then effective per annum rate of salary, as determined under Section 1(a), plus a pro rata portion of the incentive compensation for the calendar year in which such death or permanent disability occurs, less, in the case of permanent disability, any amounts paid by the Company or under the Company's disability insurance contracts.

                                  (b)   The pro rata portion of the incentive compensation described in Section 2(a) shall be paid when and as provided in Section 1(b). The remainder of the benefit to be paid pursuant to Section 2(a) shall be paid in eight (8) equal quarterly installments beginning within ninety (90) days after the date of death or disability, as the case may be.

                                  (c)   Except as otherwise provided in Paragraphs 1(d) and 2(a), in the event of the Executive's death or disability the Executive's employment hereunder shall terminate and the Executive shall be entitled to no further compensation or other benefits under the Employment Agreement, except as to that portion of any unpaid salary and other benefits accrued and earned by him hereunder up to and including the date of such death or permanent disability, as the case may be.