Form 10-Q
period 2002-06-30
SOVRAN SELF STORAGE INC
filed 2002-08-12
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 9, 2002 there were outstanding 12,949,688 shares of the registrant's Common Stock, $.01 par value.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2002 (unaudited)	December 31, 2001
Assets
Investment in storage facilities:
Land	$ 127,607	$ 117,069
Building and equipment	544,674	494,220
	672,281	611,289
Less: accumulated depreciation	(66,787)	(59,091)
Investment in storage facilities, net	605,494	552,198
Cash and cash equivalents	6,278	1,883
Accounts receivable	1,169	1,064
Receivable from related parties	97	122
Notes receivable from joint ventures	817	679
Investment in joint ventures	4,134	3,659
Prepaid expenses	2,749	2,505
Other assets	5,288	5,728
Total Assets	$ 626,026	$ 567,838
Liabilities
Line of credit	$135,000	$134,000
Term note	105,000	105,000
Accounts payable and accrued liabilities	10,117	4,359
Deferred revenue	3,645	3,157
Accrued dividends	7,583	7,293
Mortgage payable	50,017	2,190
Total Liabilities	311,362	255,999
Minority interest - Operating Partnership	14,512	17,590
Minority interest - consolidated joint venture	16,850	17,085

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized, 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
Common stock $.01 par value, 100,000,000 shares authorized, 12,844,934 shares outstanding (12,354,961 at December 31, 2001)	137	132
Additional paid-in capital	306,772	293,835
Unearned restricted stock	(1,810)	(1,978)
Dividends in excess of net income	(29,432)	(25,746)
Accumulated other comprehensive income	(2,913)	373
Treasury stock at cost, 839,453 shares	(18,037)	(18,037)
Total Shareholders' Equity	283,302	277,164
Total Liabilities and Shareholders' Equity	$626,026	$567,838
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except share data)	April 1, 2002 to June 30, 2002	April 1, 2001 to June 30, 2001
Revenues:
Rental income	$ 24,699	$ 22,131
Interest and other income	572	544
Total revenues	25,271	22,675

Expenses:
Property operations and maintenance	5,592	4,856
Real estate taxes	2,376	2,119
General and administrative	1,974	1,703
Interest	3,895	3,523
Depreciation and amortization	4,202	3,723
Equity in losses (income) of joint ventures	51	(103)
Total expenses	18,090	15,821

Income before minority interest	7,181	6,854
Minority interest - Operating Partnership	(311)	(418)
Minority interest - consolidated joint venture	(225)	-

Net Income	6,645	6,436
Series B preferred stock dividend	(739)	(739)
Net income available to common shareholders	$ 5,906	$ 5,697

Per common share:
Earnings per common share - basic	$ 0.47	$ 0.47

Earnings per common share - diluted	$ 0.46	$ 0.46

Common shares used in basic earnings per share calculation	12,603,818	12,194,833
Common shares used in diluted earnings per share calculation	12,807,202	12,273,337

Dividends declared per common share	$ 0.59	$ 0.58

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except share data)	January 1, 2002 to June 30, 2002	January 1, 2001 to June 30, 2001
Revenues:
Rental income	$ 48,482	$ 43,931
Interest and other income	1,038	986
Total revenues	49,520	44,917

Expenses:
Property operations and maintenance	11,220	10,025
Real estate taxes	4,702	4,205
General and administrative	3,998	3,301
Interest	7,378	7,586
Depreciation and amortization	8,298	7,371
Equity in losses (income) of joint ventures	56	(146)
Total expenses	35,652	32,342

Income before minority interest	13,868	12,575
Minority interest - Operating Partnership	(613)	(779)
Minority interest - consolidated joint venture	(501)	-

Net Income	12,754	11,796
Series B preferred stock dividend	(1,478)	(1,478)
Net income available to common shareholders	$ 11,276	$ 10,318

Per common share:
Earnings per common share - basic	$ 0.90	$ 0.85

Earnings per common share - diluted	$ 0.89	$ 0.85

Common shares used in basic earnings per share calculation	12,519,064	12,130,262
Common shares used in diluted earnings per share calculation	12,736,869	12,181,020

Dividends declared per common share	$ 1.18	$ 1.16

See notes to financial statements.

SOVRAN SELF STORAGE, INC.

STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2002 to June 30, 2002	January 1, 2001 to June 30, 2001
Operating Activities
Net income	$ 12,754	$ 11,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,298	7,371
Equity in income of joint ventures	56	(146)
Minority interest	1,114	779
Restricted stock earned	169	171
Changes in assets and liabilities:
Accounts receivable	(80)	(305)
Prepaid expenses and other assets	(152)	(290)
Accounts payable and other liabilities	2,582	(15)
Deferred revenue	194	319
Net cash provided by operating activities	24,935	19,680

Investing Activities
Additions to storage facilities	(60,633)	(8,378)
Advances to joint ventures	(669)	(12,101)
Receipts from related parties	25	1,271
Net cash used in investing activities	(61,277)	(19,208)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	12,942	4,011
Proceeds from line of credit draw down	1,000	15,000
Proceeds from mortgage financing	48,000	-
Financing costs	(454)	-
Dividends paid-common stock	(14,672)	(14,019)
Dividends paid-preferred stock	(1,478)	(1,478)
Minority interest distributions	(1,399)	(922)
Purchase of treasury stock	-	(449)
Redemption of Operating Partnership Units	(3,029)	(1,276)
Mortgage principal payments	(173)	(16)
Net cash provided by financing activities	40,737	851
Net increase in cash	4,395	1,323
Cash at beginning of period	1,883	1,421
Cash at end of period	$ 6,278	$ 2,744
Supplemental cash flow information Cash paid for interest	$ 7,236	$ 7,950
Fair value of net liabilities assumed on the acquisition of storage facilities	440	-

Dividends declared but unpaid were $7,583 at June 30, 2002 and $7,110 at June 30, 2001.

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2002, the Company owned and/or managed 260 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 95.79% ownership interest therein as of June 30, 2002. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, a majority owned joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

3.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six-month period ended June 30, 2002.

(dollars in thousands)
Cost:
Beginning balance	$ 611,289
Property acquisitions	53,620
Improvements and equipment additions	7,537
Dispositions	(165)
Ending balance	$ 672,281

Accumulated Depreciation:
Beginning balance	$ 59,091
Additions during the period	7,779
Dispositions	(83)
Ending balance	$ 66,787

4.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Company has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375%, a $75 million term loan due November 2003 (extendable, at the Company's option to November 2005) at LIBOR plus 1.75%, and a $30 million term loan due November 2002 at LIBOR plus 1.375%. The weighted average interest rate at June 30, 2002 on the Company's credit facility before the effect of interest rate swaps was approximately 3.4%. At June 30, 2002, there was $15 million available on the line of credit.

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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $3.9 million in 2002. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at June 30, 2002 was a $2.9 million liability.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at June 30, 2002. The majority of the $1.4 million investment relates to interest bearing loans made by the Company to the joint venture.

8.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Numerator:
Net income available to common shareholders	$ 11,276	$ 10,318

Denominator:
Denominator for basic earnings per share - weighted average shares	12,519	12,130

Effect of Diluted Securities:
Stock options	218	51
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	12,737	12,181

Basic earnings per common share	$ 0.90	$ 0.85
Diluted earnings per common share	$ 0.89	$ 0.85

9.	SUBSEQUENT EVENT

On July 3, 2002, the Company entered into an agreement for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock ("Series C Preferred") through a privately negotiated transaction. The Company immediately issued $40 million of the Series C Preferred ("Initial Closing") and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007.

Proceeds from the Initial Closing were partially used to reduce indebtedness that funded the June acquisition of seven self storage properties located in Houston, TX. The remaining proceeds are expected to be used to repay the Company's term loan due November 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company operates as a Real Estate Investment Trust ("REIT") and owns and/or manages a portfolio of 260 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully implement its Uncle Bob's Flex-a-Space strategy; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's unsecured credit facility provides availability up to $150 million, of which $135 million was drawn on June 30, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

On July 3, 2002, the Company entered into an agreement for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock through a privately negotiated transaction. Fitch Ratings assigned a credit rating of BB+ to the Series C Preferred. The Company immediately issued $40 million of the Series C Preferred and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007.

Proceeds from the Initial Closing were partially used to reduce indebtedness that funded the recently closed acquisition of seven self storage properties located in Houston, TX totaling $25.5 million.

The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2002. The Company expects to fund its maturing $30 million term note with the subsequent closings of the Series C Preferred. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 2002, 563,950 Units are outstanding that were issued in exchange for property at the request of the sellers.

ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the six months ended June 30, 2002, the Company purchased 7 properties for $25.9 million and the Company's consolidated joint venture (Locke Sovran II, LLC) purchased 12 properties for $27.7 million. The properties are located in Houston, TX and Syracuse, NY.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2002, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2002, COMPARED TO THE PERIOD JANUARY 1, 2001 THROUGH JUNE 30, 2001 (DOLLARS IN THOUSANDS)

Total revenues increased from $44,917 for the six months ended June 30, 2001, to $49,520 for the six months ended June 30, 2002, an increase of $4,603 or 10.2%. This increase consisted of $869 that was realized as a result of increased rental rates at the 222 properties owned by the Company at January 1, 2001, and $3,734 resulted from the operations of 27 properties acquired in 2001 and 2002. Overall, same-store revenues grew 1.5% for the six-month period ended June 30, 2002 as compared to the same period in 2001.

Property operating and real estate tax expense increased $1,692 or 11.9% during the period. $491 related to the operations of its sites operated more than one year, and $1,201 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased $697 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Company's customer care center.

Interest expense decreased $208 due to a reduction of interest rates.

Income before minority interest increased from $12,575 to $13,868.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

The following discussion compares the activities of the Company for the three months ended June 30, 2002 with the activities of the Company for the three months ended June 30, 2001.

Total revenues increased from $22,675 for the three months ended June 30, 2001 to $25,271 for the three months ended June 30, 2002, an increase of $2,596 or 11.4%. This increase consisted of $438 that was realized as a result of increased rental rates at the 222 properties owned by the Company at January 1, 2001, and $2,158 resulted from the operations of 27 properties acquired in 2001 and 2002. Overall, same-store revenues grew 1.1% for the three-month period ended June 30, 2002 as compared to the same period in 2001. This increase in same store revenues was due to an increase in rental rates offset by a decrease in occupancy.

Property operating and real estate tax expense increased $993 or 14.2% during the period. $274 related to the operations of its sites operated more than one year, and $719 was a result of absorbing additional expenses from operating the newly acquired properties.

General and administrative expenses increased $271 principally as a result of increased administrative costs associated with managing the additional properties and the costs related to the Company's customer care center.

Interest expense increased $372 due to increased borrowings offset by a reduction of interest rates.

Income before minority interest increased from $6,854 to $7,181.

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

(in thousands)	Six months ended June 30, 2002	Six months ended June 30, 2001
Net income	$ 12,754	$ 11,796
Minority interest in income	1,114	779
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	7,862	6,949
Depreciation and amortization from unconsolidated joint ventures	274	147
Preferred dividends	(1,478)	(1,478)
Funds from operations allocable to minority interest in Operating Partnership	(894)	(1,128)
Funds from operations allocable to minority interest in consolidated joint venture	(897)	-
FFO available to common shareholders	$ 18,735	$ 17,065

INFLATION

The Company does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provides the Company with the opportunity to achieve increases in rental income as each lease matures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At June 30, 2002, the Company has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured credit facility in place through November 2003 enabling the Company to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Company's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Company's debt through the interest rate swap termination dates.

Because all but $130 million of the Company's outstanding unsecured debt of $240 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 3, 2002, the Company entered into an agreement for the issuance of $70 million of Series C Convertible Cumulative Preferred Stock through a privately negotiated transaction. The Company immediately issued $40 million of the Series C Preferred and agreed to issue the remaining $30 million of Series C Preferred in up to two subsequent closings with a final closing date of no later than November 30, 2002.

The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred is on parity with the Series B Preferred with respect to dividends and liquidation preferences. The Series C Preferred has a conversion price of $32.60 per share and can be redeemed at the Company's option after five years. In addition, the Company issued warrants to the investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007.

Proceeds from the Initial Closing were partially used to reduce indebtedness that funded the June acquisition of seven self storage properties located in Houston, TX. The remaining proceeds are expected to be used to repay the Company's term loan due November 2002.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.)	The Annual Meeting of Shareholders was held on Thursday May 16, 2002.

b.)	Directors	Votes For	Votes Withheld

	Robert J. Attea	9,929,974	662,483
	Kenneth F. Myszka	9,929,974	662,483
	John E. Burns	10,464,609	127,848
	Michael A. Elia	10,464,073	128,383
	Anthony P. Gammie	10,464,609	127,848
	Charles E. Lannon	10,464,709	127,748

   c.)          The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Votes For	10,358,172
Votes Against	198,704
Abstentions	35,579
Broker Nonvotes	3

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
Exhibit Number	Description
10.1	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as amended
99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2002. A Form 8-K was filed on July 12, 2002, date of report July 3, 2002, regarding the Registrant's entering into a Securities Purchase Agreement for the issuance of 2,800,000 shares of Series C Convertible Cumulative Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
August 12, 2002 Date

Exhibit 10.1

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

SECTION 2.

DEFINITIONS

               2.1     "Annual Award" means an Option for 3,500 shares of Stock.

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

               2.7     "Initial Award" means an Option for 3,500 shares of Stock.

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

SECTION 7.

EFFECT OF CERTAIN TRANSACTIONS

               In the case of (a) the dissolution or liquidation of the Company, (b) a merger, reorganization or consolidation in which the Company is acquired by another person or in which the Company is not the surviving corporation, or (c) the sale of all or substantially all of the outstanding Stock or assets of the Company to another entity, the Plan and Options issued hereunder shall terminate on the effective date of such dissolution, liquidation, merger, reorganization, consolidation or sale, unless provision is made in such transaction for the assumption of Options theretofore granted under the Plan or the substitution for such Options of a new stock option of the successor corporation or a parent or subsidiary thereof, with appropriate adjustment as to the number and kind of shares and the pe r share exercise price, such as provided in Section 4.3 of the Plan. In the event of any transaction which will trigger such termination, the Company shall give written notice thereof to the Outside Directors at least twenty days prior to the effective date of such transaction or the record date on which stockholders of the Company entitled to participate in such transaction shall be determined, whichever comes first. In the event of such termination, any unexercised portion of outstanding Options, which is vested and exercisable at that time, shall be exercisable for at least 15 days prior to the date of such termination; provided, however, that in no event shall any Option be exercisable after the applicable expiration date for the Option.

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

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Self Storage, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          August 12, 2002

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer