Form 10-K
period 2002-12-31
SOVRAN SELF STORAGE INC
filed 2003-03-27
CIK 944314


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

Yes  [ X ]     No  [   ]

          As of June 30, 2002, 12,844,934 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $417,992,897 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2002).

          As of March 14, 2003, 12,838,013 shares of Common Stock, $.01 par value per share, were outstanding.

Exhibit Index is on Pages 51-53

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 15, 2003 (Part III).


Part I
Item 1.	Business

          Sovran Self Storage, Inc.(the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that acquires, owns and manages self-storage properties. (The self-storage properties owned and/or managed by the Company are hereinafter referred to collectively as the "Properties" and individually as a "Property"). The Company began operations on June 26, 1995. At March 15, 2003, the Company owned and/or managed 264 Properties consisting of approximately 15.3 million net rentable square feet, situated in 21 states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Company. As of December 31, 2002, the Properties have a weighted average occupancy rate of 84% and a weighted average annual rent per occupied square foot of $8.61. The Company is the 5th largest operator of self-storage properties in the United States based on facilities owned and/or managed.

          The Company seeks to increase cash flow and enhance shareholder value through aggressive management of the Properties and selective acquisitions of new self-storage properties. Aggressive property management entails increasing rents, increasing occupancy levels, strictly controlling costs, maximizing collections, strategically expanding and improving the Properties and, should economic conditions warrant, developing new properties. The Company believes that there continues to be opportunities for growth through acquisitions, and constantly seeks to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of the Company's management expertise.

          The Company was formed to continue the business of its predecessor company, which had engaged in the self-storage business since 1985. The Company owns an indirect interest in each of the Properties through a limited partnership (the "Partnership") of which the Company holds in total a 95.90% economic interest and unaffiliated third parties own collectively a 4.10% limited partnership interest at December 31, 2002. The Company believes that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates the Company's ability to acquire properties by using units of the Partnership as currency.

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


          The Company believes that the self-storage industry is characterized by a trend toward consolidation and a relatively slow growth in supply. The rate of demand growth, while still positive, slowed in 2002, primarily as a result of slower overall economic conditions. This, combined with rate reductions and discounts offered by much of the competition, has resulted in minimal revenue growth. Spring and summer of 2002 showed negligible improvement in revenue compared to the same periods at the same stores in 2001, while the fourth quarter showed a 3% increase.

          The Company has made a significant investment in technology in the past year, primarily in its call center. This investment has enabled the Company to centralize its sales and marketing efforts and to spot leasing trends and opportunities in a more efficient and responsive manner. The Company expects to gain market share and improve the yield realized on its rental spaces as a result of this call center management system.

          According to published data, of the approximately 35,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions and the potential for savings through economies of scale are factors that are leading to a consolidation in the industry. The Company believes that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

Property Management

          The Company believes that it has developed substantial expertise in managing self-storage facilities. Key elements of the Company's management system include the following:

-	Recruiting, training and retaining capable, aggressive on-site property managers;
-	Motivating property managers by providing incentive-based compensation;
-	Developing and maintaining an integrated marketing plan for each Property; and
-	Performing regular preventative maintenance to avoid significant repair obligations.

          Property managers attend a thorough orientation program and undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with the Company's customized management information system. In addition to frequent contact with Regional Team Leaders and other Company personnel, property managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other property managers.

          The Company annually develops a written marketing plan for each of its Properties that is highly dependent upon local conditions. The focus of each marketing plan is, in part, determined by occupancy rates. If all storage units of the same size at a Property are at or near 90% occupancy, then the plan will generally


include increases in rental rates. If a Property has excess capacity, then the marketing plan will target selected markets such as local military bases, colleges, apartment and condominium complexes, industrial parks, medical centers, retail shopping malls and office suites. The Company primarily uses telephone directories to advertise its services, including a map and, when possible, listing Properties in the same marketplace in a single advertisement. The Company also conducts quarterly surveys of its competitors' practices, which include "shopping" competing facilities.

          The Company's customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to the Company's principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at the Company's principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Regional Team Leaders. The Company's customized management information system permits it to add new facilities to its portfolio with minimal additional overhead expense.

Marketing Initiatives

          Responding to the increased customer demand for services, the Company has initiated several programs expected to increase occupancy and profitability. These programs include:

-	A Customer Care Center (call center) that services new and existing customers' inquiries and facilitates the capture of sales leads that were previously lost;
-	Internet marketing, providing information about all of the Company's stores via numerous portals and e-mail;
-

Dri-guard, providing humidity-controlled spaces. Through an exclusive agreement, the Company became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-	Uncle Bob's Trucks, provide customers with convenient, affordable access to vehicles to help move their goods, while serving as moving billboards to help advertise our storage facilities; and
-

Flex-a-Space, an innovative construction design that allows the Company to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer.

Environmental and Other Regulations

          The Company is subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. The Company has not received notice


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

Insurance

          Each of the Properties is covered by fire, property insurance, including comprehensive liability, all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, the Company maintains a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Company-owned Properties in an aggregate amount believed to be adequate.

Federal Income Tax

          The Company has operated, and intends to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that it will at all times so qualify. To the extent that the Company continues to qualify as a REIT, it will not be taxed, with certain limited exceptions, on the taxable income that is distributed to its shareholders. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements."

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


Investment Policy

          While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with its qualification as a REIT. The Company may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, the Company may look to acquire self-storage properties via a joint-venture partnership or similar entity. The Company may or may not have a significant investment in such a venture, but would use such an opportunity to expand its portfolio of branded and managed properties.

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

          As part of an asset management program, the Company has begun to "spin-off" non-core, slow-growth properties, into joint ventures. In cases where the Company has a less than 50% controlling interest in a joint venture, the Properties of that joint venture are removed from the Company's balance sheet and an investment in the joint venture is recorded. The Company records only its percentage share of the operating results of unconsolidated joint ventures. These ventures may allow the Company to (i) increase incremental revenues through management fees, (ii) provide strong returns on its equity in the joint venture, and (iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, the Company sold seven facilities for approximately $20 million to an unconsolidated joint venture in which the Company retained a 45% interest. In cases where the Company is deemed to have a greater than 50% controlling interest, the joint venture is consolidated with the Company's financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by the Company.

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


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

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at 7.19%. The Company also repaid a $30 million 1 year term note that matured in 2002.

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

Employees

          The Company currently employs a total of 727 employees, including 264 Property Managers, 16 Regional Team Leaders, and 355 assistant managers and part-time employees. At the Company's headquarters, in addition to its 3 executive officers, the Company employs 89 people engaged in various support activities, such as accounting, customer care, and management information systems. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.


Available Information

          The Company files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. The Company files this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company also maintains a web site at http://www.sovranss.com.

Item 2.	Properties

          At December 31, 2002, the Company owned and/or managed a total of 264 Properties situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by the Company.

          The Company's self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of the Company's Properties are fenced with computerized gates and are well lighted. All but thirty-five of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

          All but a few of the Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage" and the remainder are operated under various names acquired with the Properties. The Company intends to convert all of the Properties to the "Uncle Bob's" trade name.


                    The table below provides certain information regarding the Properties included in the Company's consolidated financial statements:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/02	Acres	Units	Bldgs.	Floors	Mgr. Apt.	Construction
Alabama				83%
Birmingham I	1990	36,775	Y		2.7	288	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,225	Y		4.7	391	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	74,004	Y		5.0	613	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,290	Y		4.3	402	6	1	N	Masonry/Steel Roof
Montgomery II	1984	42,146	Y		2.7	294	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,610	Y		2.4	380	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,580	Y		3.3	293	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,070	Y		5.6	345	8	1	N	Metal Wall/Metal Roof
Arizona				80%
Gilbert-Elliot Rd.	1995	66,855	Y		3.3	680	8	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,126	Y		4.6	633	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y		1.8	390	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y		1.8	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,625	Y		1.9	385	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,359	Y		2.1	431	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,605	Y		2.0	532	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,580	Y		4.6	917	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	70,985	Y		4.3	695	8	1	Y	Masonry Wall/Metal Roof
Connecticut				78%
New Haven	1985	47,680	Y		3.9	392	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,570	Y		10.0	354	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,190	Y		6.0	323	7	1	N	Steel Bldg./Steel Roof
Florida				86%
Lakeland 1	1985	47,955	Y		3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	143,405	Y		18.7	677	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	51,380	Y		4.0	273	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	55,742	Y		4.0	535	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,602	Y		5.0	449	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	39,912	Y		2.7	290	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,520	Y		2.8	593	3	2	Y	Steel Bldg./Steel Roof
Ft. Lauderdale	1985	101,235	Y		7.6	638	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	51,585	Y		3.2	404	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,578	Y		8.3	745	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	119,030	Y		7.5	862	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	58,204	Y		3.4	505	9	1	Y	Steel Bldg./Steel Roof
- 10 -
Melbourne II	1986	56,031	Y		3.4	610	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	53,855	Y		4.4	471	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	84,490	Y		6.1	602	12	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y		2.7	274	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,125	Y		2.6	317	4	1	Y	Masonry/Steel Roof
Tampa I	1989	62,857	Y		3.3	865	6	1	N	Masonry/Steel Roof
Tampa II	1985	60,672	Y		2.9	675	10	1	N	Masonry/Steel Roof
Tampa III	1988	48,400	Y		2.2	636	14	1	N	Masonry/Steel Roof
Orlando II	1986	134,869	Y		8.5	1,319	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,704	Y		1.1	259	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,053	Y		1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	57,915	Y		4.0	524	10	1	N	Masonry/Steel Roof
West Palm II	1986	30,937	Y		2.3	364	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,052	Y		2.4	257	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	59,990	Y		4.0	580	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,560	Y		4.5	262	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,430	Y		5.9	739	13	1	Y	Masonry Wall/Shingle Roof
Jacksonville IV	1985	38,205	Y		2.7	352	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	53,975	Y		2.9	493	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	52,388	Y		3.2	496	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,374	Y		2.8	347	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	49,529	Y		3.5	437	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	69,760	Y		4.3	705	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,220	Y		5.3	691	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	20,881	Y		1.3	230	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,208	Y		4.0	713	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,663	Y		7.0	1,172	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	77,062	Y		4.0	923	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	64,167	Y		3.6	798	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	87,782	Y		6.2	990	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y		1.9	321	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,977	Y		3.1	710	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,205	Y		2.5	688	12	1	Y	Masonry Wall/Metal Roof
Plantation	1982	42,311	Y		2.9	503	4	1&2	Y	Masonry Wall/Metal Roof
Georgia				85%
Savannah	1981	72,580	Y		5.4	600	11	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,860	Y		3.9	536	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y		3.9	373	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	56,945	Y		5.3	408	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,220	Y		3.5	308	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,195	Y		4.2	284	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,775	Y		3.6	443	7	1	Y	Steel Bldg./Steel Roof
- 11 -
Atlanta-Metro VII	1981	38,870	Y		2.5	326	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,914	Y		3.3	432	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,000	Y		4.0	398	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	40,850	Y		3.2	347	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,325	Y		3.5	361	4	1	N	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	56,106	Y		4.6	409	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro X	1988	48,635	Y		6.8	445	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	67,550	Y		14.0	570	11	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,365	Y		2.6	458	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	81,040	Y		5.8	560	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	60,375	Y		6.0	448	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,415	Y		4.9	621	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,100	Y		3.3	443	6	1	Y	Masonry Wall/Metal Roof
Kingsland	1989	66,829	Y		4.1	562	12	1	N	Masonry Wall/Metal Roof
Louisiana				83%
Baton Rouge-Airline	1982	71,720	Y		2.5	433	12	1	N	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y		2.8	437	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y		3.2	487	7	1	N	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y		2.4	432	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,860	Y		2.0	417	3	1	N	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y		3.1	347	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,685	Y		3.4	598	1	1	N	Metal Wall/Metal Roof
Maine				88%
Westbrook	1988	45,940	Y		5.9	475	7	1	Y	Metal Wall/Metal Roof
Saco	1988	53,750	Y		4.2	416	12	1	N	Masonry Wall/Metal Roof
Maryland				90%
Salisbury	1979	33,585	Y		3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y		1.9	347	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,645	Y		2.2	535	2	4	Y	Masonry Wall/Tar & Gravel Roof
Baltimore III-Landover	1990	51,357	Y		3.1	666	8	1	Y	Steel Bldg./Steel Roof
Massachusetts				81%
New Bedford	1982	42,338	Y		3.4	376	7	1	N	Steel Bldg./Steel Roof
Springfield	1986	53,614	Y		4.7	403	5	1	N	Masonry Wall/Shingle Roof
Salem	1979	53,445	Y		2.0	500	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,805	Y		2.0	405	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,710	Y		3.6	456	8	2	N	Masonry Wall/Tar & Gravel Roof
N. Andover	1989	44,585	Y		3.0	534	1	3	N	Masonry & Metal Wall/Metal Roof
Dracut	1986	45,926	Y		5.0	403	11	1	N	Masonry Wall/Metal Roof
Methuen	1984	50,640	Y		3.4	383	6	1	N	Masonry Wall/Metal Roof
Plymouth	1996	92,063	N		7.7	750	14	1	N	Metal Wall/Metal Roof
Sandwich	1984	48,000	N		4.9	362	8	1	N	Metal Wall/Metal Roof

- 12 -
Michigan				77%
Grand Rapids II	1983	43,500	Y		8.0	388	6	1	N	Masonry & Steel Walls
Holland	1978	53,100	Y		13.6	434	18	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	58,680	Y		5.3	364	8	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,611	Y		16.6	1,664	16	1	Y	Masonry Wall/Metal Roof
Mississippi				90%
Jackson I	1990	42,100	Y		2.0	351	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,761	Y		2.1	306	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,848	Y		1.3	420	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	57,557	Y		5.2	480	13	1	Y	Masonry Wall/Metal Roof
New Hampshire				87%
Salem-Policy	1980	62,025	Y		8.7	545	9	1	Y	Masonry Wall/Metal Roof
New York				84%
Middletown	1988	33,865	Y		2.8	337	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	75,970	Y		5.1	524	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y		2.9	406	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,510	Y		3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	54,165	Y		6.2	417	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	77,385	Y		7.5	666	16	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	67,824	Y		3.6	544	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,784	Y		2.7	495	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	74,340	Y		6.1	638	10	1	Y	Metal Wall/Metal Roof
Monroe	1998	36,240	Y		13.3	318	4	1	N	Metal Wall/Metal Roof
Syracuse	1987	35,090	Y		2.2	289	12	1	N	Metal Wall/Metal Roof
The Hamptons	1989/95	64,885	N		3.2	775	5	2	N	Metal Wall/Metal Roof
The Hamptons	1998	32,970	N		1.1	311	1	4	N	Metal Wall/Metal Roof
The Hamptons	1997	35,210	N		1.9	428	2	2	N	Metal Wall/Metal Roof
The Hamptons	1994/98	65,000	N		3.7	720	4	2	N	Metal Wall/Metal Roof
North Carolina				74%
Charlotte	1986	37,815	Y		2.9	333	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	87,294	Y		6.2	908	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,180	Y		3.4	404	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y		5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y		2.5	318	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	48,971	Y		5.6	402	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	30,920	Y		2.9	319	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,153	Y		1.0	295	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	35,825	Y		2.5	232	2	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	57,717	Y		2.5	494	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	67,981	Y		5.0	600	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,645	Y		4.7	662	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	51,100	Y		5.0	396	11	1	Y	Metal Wall/Metal Roof
- 13 -
Jacksonville-Gum Branch	1989	62,916	Y		5.0	477	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	47,810	Y		8.4	392	6	1	Y	Masonry Wall/Shingle Roof
Ohio				88%
Youngstown	1980	54,830	Y		5.8	362	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y		6.4	358	9	1	N	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	60,500	Y		4.8	440	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,900	Y		3.9	499	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y		3.4	296	12	1	N	Masonry Wall/Steel Roof
Cleveland III	1986	68,175	Y		3.4	586	12	1	N	Masonry Wall/Steel Roof
Cleveland IV	1978	65,000	Y		3.5	561	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	74,882	Y		3.1	637	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,170	Y		2.6	377	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,270	Y		4.3	595	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,725	Y		5.7	452	6	1	N	Masonry Wall/Steel Roof
Cleveland IX	1982	54,910	Y		4.4	298	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,942	Y		5.8	371	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y		7.3	483	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y		5.0	525	11	1	N	Masonry Wall/Metal Roof
Batavia	1988	61,818	Y		5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania				92%
Allentown	1983	40,800	Y		6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	38,270	Y		3.0	304	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	49,120	Y		4.1	444	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	59,450	Y		9.2	292	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,365	Y		3.4	504	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,780	Y		4.8	743	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,740	Y		4.1	604	9	1	Y	Masonry Wall/Metal Roof
Rhode Island				87%
East Greenwich	1984	45,620	Y		2.9	412	9	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	24,860	Y		2.0	238	4	1	N	Metal Wall/Metal Roof
W. Warwick	1986/94	52,426	Y		2.3	485	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,610	Y		3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina				82%
Charleston I	1985	49,654	Y		3.3	396	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,710	Y		3.3	390	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,690	Y		6.0	447	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	41,190	Y		3.5	330	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,450	Y		5.6	444	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y		3.6	341	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y		2.2	330	10	1	Y	Masonry Wall/Steel Roof
Columbia	1985	73,490	Y		5.0	775	17	1	Y	Masonry Wall/Steel Roof
Myrtle Beach	1984	61,350	Y		4.8	584	12	1	N	Masonry Wall/Steel Roof
- 14 -
Tennessee				82%
Chattanooga-Lee Hwy	1987	37,877	Y		3.3	391	6	1	N	Masonry Wall/Metal Roof
Chattanooga-Hwy 58	1985	35,460	Y		2.4	295	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,955	Y		5.7	651	16	1	Y	Masonry Wall/Metal Roof
Texas				83%
Arlington I	1987	45,815	Y		2.3	382	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y		3.8	280	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,850	Y		2.4	333	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	49,675	Y		3.9	484	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	39,870	Y		1.9	283	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y		2.6	485	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,160	Y		2.4	376	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	54,620	Y		5.4	528	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	83,900	Y		6.4	663	5	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,911	Y		6.3	531	1	1	Y	Metal Wall/Steel Roof
Houston-College	1995	35,650	Y		1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,026	Y		5.9	1,080	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	102,989	Y		6.7	992	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y		3.8	784	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,934	Y		3.1	734	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	75,720	Y		4.1	657	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y		8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,669	Y		2.3	586	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,860	Y		3.0	490	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y		3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,740	Y		3.2	497	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,690	Y		5.0	432	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	72,485	Y		7.0	548	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y		4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,480	Y		7.5	517	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	76,535	Y		7.4	554	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,145	Y		7.2	530	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	52,735	Y		3.0	410	16	1	Y	Metal Wall/Metal Roof
Seabrook	1996	61,245	Y		4.3	539	5	1	Y	Metal Wall/Metal Roof
Houston-Westward	1996	125,854	Y		6.1	1,161	11	1&2	Y	Masonry Wall/Tar-Gravel Roof
Houston-Boone	1996	45,435	Y		2.3	441	4	1	Y	Masonry Wall/Metal Roof
Houston-Cook	1996	60,455	Y		3.0	490	7	1	Y	Masonry Wall/Metal Roof
Houston-Harwin	1996	77,454	Y		2.8	652	3	1&2	Y	Masonry Wall/Tar-Gravel Roof
Houston-Hempstead	1996	99,231	Y		3.5	902	10	1&2	Y	Masonry Wall/Metal Roof
Houston-Kuykendahl	1996	102,600	Y		4.8	789	12	1	Y	Masonry Wall/Metal Roof
Houston-Hwy 249	1996	54,516	Y		2.9	536	4	1	Y	Masonry Wall/Metal Roof
Mesquite-Hwy 80	1996	63,590	Y		6.1	643	6	1&2	Y	Masonry Wall/Tar-Gravel Roof
- 15 -
Mesquite-Franklin	1996	83,705	Y		3.2	753	13	1	Y	Masonry Wall/Metal Roof
Dallas-Plantation	1996	61,865	Y		2.4	507	10	1&2	Y	Masonry Wall/Metal Roof
San Antonio-Hunt	1996	63,695	Y		4.1	580	15	1	Y	Masonry Wall/Metal Roof
Humble	1996	116,120	Y		5.9	805	4	1	N	Metal Wall/Metal Roof
Pasadena	1996	55,675	N		3.2	503	1	1	N	Metal & MasonryWall/Metal Roof
League City	1996	72,520	Y		4.4	573	6	1&2	N	Metal & MasonryWall/Metal Roof
Montgomery	1996	44,400	Y		2.5	391	1	1	N	Metal Wall/Metal Roof
Texas City	1996	55,700	Y		3.4	466	3	1	N	Metal & Masonry Wall/Metal Roof
Houston-Hwy 6	1996	47,475	Y		2.6	432	1	1	N	Metal Wall/Metal Roof
Lumberton	1996	45,290	Y		4.1	391	5	1	N	Metal Wall/Metal Roof
Virginia				85%
Newport News I	1988	58,305	Y		3.2	476	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,470	Y		3.2	1,144	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,430	Y		2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,275	Y		2.1	351	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	51,985	Y		2.7	525	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,625	Y		4.7	413	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	47,628	Y		5.3	433	10	1	N	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	43,830	Y		2.3	353	4	1	N	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,618	Y		1.5	208	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,438	Y		3.2	344	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	43,075	Y		12.0	390	7	1	Y	Metal Wall/Steel Roof
Danville	1988	49,792	Y		3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,505	Y		3.0	526	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	63,250	Y		4.0	533	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y		2.5	553	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	96,031	Y		5.0	881	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,918	Y		5.2	1,250	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	50,145	Y		5.2	473	7	1	N	Masonry Wall/Metal Roof

               Total for all Properties                          14,630,733                        84%             1,078       127,419   2,023


Item 3.	Legal Proceedings

In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, the Company does not believe that any of these matters will have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SSS." Set forth below are the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter 2001	High	Low
1st	24.5000	19.5600
2nd	27.8000	22.3000
3rd	27.7500	24.6500
4th	31.6000	26.5000
Quarter 2002	High	Low
1st	32.0700	28.8000
2nd	34.1700	29.8800
3rd	34.2000	27.9500
4th	30.4900	26.3800

          As of March 15, 2003, there were approximately 1,122 holders of record of the Company's Common Stock.

          The Company has paid quarterly dividends to its shareholders since its inception. Reflected in the table below are the dividends paid in the last two years.

          For federal income tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2002 represent 75% ordinary income and 25% return of capital.


History of Dividends Declared on Common Stock

1st Quarter, 2001	$0.580 per share
2nd Quarter, 2001	$0.580 per share
3rd Quarter, 2001	$0.590 per share
4th Quarter, 2001	$0.590 per share
1st Quarter, 2002	$0.590 per share
2nd Quarter, 2002	$0.590 per share
3rd Quarter, 2002	$0.600 per share
4th Quarter, 2002	$0.600 per share


Item 6.	Selected Financial Data
	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Operating Data
Operating revenues	$ 102,141	$ 91,012	$ 90,152	$ 84,078	$ 69,173
Net income	26,301	24,189	25,707	25,585	23,540
Net income per common share - basic	1.66	1.74	1.89	1.96	1.91
Net income per common share - diluted	1.64	1.72	1.89	1.96	1.91
Dividends declared per common share	2.38	2.34	2.30	2.26	2.20

Balance Sheet Data Investment in storage facilities at cost	$710,841	$611,289	$562,721	$556,473	$502,502
Total assets	652,337	567,838	547,139	529,719	490,124
Total debt	252,452	241,190	231,223	203,253	190,059
Total liabilities	278,755	255,999	246,309	218,281	203,439
Series B preferred stock	28,585	28,585	28,585	28,585	-
Series C preferred stock	67,129	-	-	-	-

Other Data
Net cash provided by operating activities	$ 45,610	$ 40,922	$ 39,428	$ 41,001	$ 35,151
Net cash used in investing activities	(99,244)	(17,751)	(25,274)	(51,335)	(154,367)
Net cash provided by (used in) financing activities	53,814	(22,709)	(13,765)	8,382	119,633
Funds from operations available to common shareholders (1)	37,033	35,148	33,663	35,299	33,078

(1) The Company believes that Funds from Operations ("FFO") provides relevant and meaningful information about its operating performance that is necessary, along with net earnings and cash flows, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions. See the reconciliation of net income to FFO in Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects", "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures and others; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully implement its truck leasing program and Dri-Guard product roll-out; the Company's reliance on its call center; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes which may change the taxability of future income.

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

          The Company believes its judgment regarding the impairment of the carrying value of its storage facilities is a significant accounting policy. The Company's policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of the storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash


flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect the Company's operating results and financial position. At December 31, 2002 and 2001, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on the Company's financial position or results of operations.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO
YEAR ENDED DECEMBER 31, 2001

          The Company recorded rental revenues of $100.0 million for the year ended December 31, 2002, an increase of $10.9 million or 12.2% when compared to 2001 rental revenues of $89.1 million. Of this increase, $1.2 million resulted from a 1.3% increase in revenues at the 222 core properties considered in same store sales. The remaining $9.7 million increase in rental revenues resulted from the acquisition of 23 stores during 2002 and from having the 2001 acquisitions included for a full year of operations. Other income increased $0.2 million due to increased insurance sales and the additional revenue generated by truck rentals.

          Property operating and real estate tax expense increased $5.1 million or 17.7% in 2002 compared to 2001. Of this, $3.5 million was incurred by the facilities acquired in 2002 and from having the 2001 acquisitions included for a full year of operations. The remaining $1.6 million increase was due to increased insurance, personnel, truck expense, and increased property taxes at the 222 core properties considered same stores.

          General and administrative expenses increased $0.6 million or 7.0%. The increase includes additional costs of approximately $2.3 million, which primarily resulted from increased cost in the Company's call center and the increased costs associated with operating the properties acquired in 2002. The 2001 general and administrative expenses included a $1.7 million expense in connection with the lawsuit settlement - see Note 15 of the financial statements. There was no such charge in 2002.

          Depreciation and amortization expense increased to $17.4 million from $15.0 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and a full year of depreciation on 2001 acquisitions.

          Income from operations increased from $39.5 million in 2001 to $42.6 million in 2002 as a result of the aforementioned items.

          Interest expense increased from $13.9 million to $14.7 million as a result of higher rates associated with the mortgage debt incurred on the consolidated joint venture properties and the effect of interest rate swap agreements entered into during 2001.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO
YEAR ENDED DECEMBER 31, 2000

          The Company recorded rental revenues of $89.1 million for the year ended December 31, 2001, an increase of $0.9 million or 1% when compared to 2000 rental revenues of $88.2 million. Of this, $3.3 million resulted from a 4% increase in revenues at the 217 core properties considered in same store sales. $0.5 million resulted from the acquisition of eight stores during 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a $2.9 million decrease from the sale of seven stores to a joint venture in 2000.

          Property operating and real estate tax expense increased $1.5 million or 5% in 2001 compared to 2000. Of this increase, $1.4 million resulted from increased expenses at the 217 core properties considered as same stores. $0.7 million was incurred by the facilities acquired in 2001 and from having the 2000 acquisitions included for a full year of operations. These increases were offset by a reduction of $0.6 million from the sale of seven stores to a joint venture in 2000.

          General and administrative expenses increased $2.2 million or 38.7% in 2001 compared to 2000. The increase was primarily a result of a $1.7 million expense in connection with a lawsuit settlement - see Note 15 of the financial statements.

          Depreciation and amortization expense increased to $15.0 million from $14.3 million, primarily as a result of the additional depreciation taken on the real estate assets acquired in 2001 and a full year of depreciation on 2000 acquisitions.

          Income from operations decreased 8.3% from $43.0 million in 2000 to $39.5 million in 2001 as a result of the aforementioned items.

          In 2001, interest expense decreased to $13.9 million from $17.5 million as a result of significant decreases in interest rates.

          The Company recorded a $0.1 million loss in 2001 from its ownership interest in two real estate joint ventures.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
	For Year Ended December 31,
(dollars in thousands)	2002	2001	2000	1999	1998

Net income	$ 26,301	$ 24,189	$ 25,707	$ 25,585	$ 23,540
Minority interest in income	1,990	1,617	1,812	1,762	1,258
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	16,497	14,122	13,446	12,359	10,110
Gain on sale of real estate	-	-	(2,161)	(652)	-
Share of office building joint venture loss	42	305	-	-	-
Depreciation and amortization from unconsolidated joint ventures	358	328	202	-	-
- 22 -
Preferred stock dividends	(4,863)	(2,955)	(2,955)	(1,239)	-
Funds from operations allocable to minority interest in Operating Partnership	(1,647)	(2,333)	(2,388)	(2,516)	(1,830)
Funds from operations allocable to minority interest in Locke Sovran II	(1,645)	(125)	-	-	-
Funds from operations available to common shareholders	$ 37,033	$ 35,148	$ 33,663	$ 35,299	$ 33,078

          The Company believes that Funds from Operations ("FFO") provides relevant and meaningful information about its operating performance that is necessary, along with net earnings and cash flows, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

          Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

CAPITAL RESOURCES, UNSECURED LINE OF CREDIT AND TERM NOTE

          The Company's unsecured credit facility provides availability up to $150 million, of which $128 million was drawn on December 31, 2002. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

          In addition to the credit facility, the Company has a $75 million unsecured term note bearing interest at LIBOR plus 1.75%. The $75 million note has a maturity date of November 2003, but can be extended through November 2005 at the Company's option.

          The credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at 7.19%.

          Principal maturities of the mortgage for the next five years are as follows: 2003, $0.7 million; 2004, $0.7 million; 2005, $0.8 million; 2006, $0.9 million; and 2007, $0.9 million.


          During 2002, the Company entered into lease agreements, qualifying as capital leases, for trucks to be used at its storage facilities. Principal maturities for capital lease obligations are as follows: 2003, $0.5 million; 2004, $0.5 million; 2005, $0.6 million; and 2006, $0.3 million.

          In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June acquisition of seven self-storage properties and to repay a portion of the line of credit.

          In 2002, the Company acquired 186,617 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. Through December 31, 2002, the Company has reacquired 1,026,070 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

          The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2003. The Company expects to replace its maturing unsecured credit facility with a new unsecured credit facility and medium to long-term unsecured term notes. Future growth is expected to be funded through issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of Properties, private placement solicitation of joint venture equity and other sources of capital. The Company's outstanding unsecured debt as of December 31, 2002, assuming available extensions, matures as follows: 2003, $128 million; and 2005, $75 million.

ACQUISITION OF PROPERTIES

          During 2002, the Company and the consolidated joint venture used borrowings pursuant to the line of credit and a mortgage to acquire 23 Properties in Texas and New York comprising 1.5 million square feet from unaffiliated storage operators. In 2001, three facilities totaling 200,000 square feet were acquired. At December 31, 2002, the Company owned and/or operated 264 self-storage facilities in 21 states. Of these facilities, 11 are managed by the Company for Locke Sovran I, LLC, an unconsolidated joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has operations, or to expand in new markets by acquiring several facilities at once in those new markets.


          At December 31, 2002, the Company had no contracts to acquire additional properties.

          The Company also intends to expand and enhance certain of its existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

DISPOSITION OF PROPERTIES

          During 2001, the Company sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          In 2000, the Company sold seven Properties for approximately $20 million, recognizing a gain of $2.1 million. The gain recognized represents the proportion of the total gain not related to the Company's ongoing ownership interest. The Properties were sold to an unconsolidated joint venture in which the Company retained a 45% interest and whose properties the Company will manage for an ongoing fee. The Company invested $5 million of the proceeds to fund its 45% interest in the venture and received a short-term promissory note of approximately $15 million. The note was repaid in 2001 and the Company used the proceeds to pay down its outstanding line of credit, freeing up working capital for acquisitions and expansions done in 2001.

          The Company may seek to sell additional Properties to similar joint venture programs or third parties in 2003.

INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

          In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2002, the Company's share of Locke Sovran I, LLC's loss was $12,500, which is recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2002. The majority of the $1.6 million investment relates to interest bearing loans made by the Company to the joint venture. For the year ended December 31, 2002, the Company's share of Iskalo Office Holdings, LLC's loss was $42,000. The Company paid rent to Iskalo Office Holdings, LLC of $225,000 in 2002 and 2001.


          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2002 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 40,099	$ -
Investment in office building	-	6,903
Other assets	1,952	471
Total Assets	$ 42,051	$ 7,374
Due to the Company	$ 2,023	$ 1,574
Demand note payable	-	900
Mortgage payable	30,269	5,800
Other liabilities	706	137
Total Liabilities	32,998	8,411
Unaffiliated partners' equity (deficiency)	4,913	(529)
Company equity (deficiency)	4,140	(508)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,051	$ 7,374
Income Statement Data:
Total revenues	$ 5,807	$ 815
Total expenses	5,835	901
Net loss	$ (28)	$ (86)

          The Company does not guarantee the debt of Locke Sovran I, LLC; it does guarantee the $900,000 demand note payable of Iskalo Office Holdings, LLC.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

          As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2003 may be applied toward the Company's 2002 distribution requirement.

          As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In 2002, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

INTEREST RATE RISK

          At December 31, 2002, the Company has three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base


rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured credit facility in place through November 2003 enabling the Company to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Company's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Company's debt through the interest rate swap termination dates.

          Because all but $130 million of the Company's outstanding unsecured debt of $203 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

          Based upon the Company's indebtedness at December 31, 2002, and taking the interest rate swap agreements into account, a 1% increase in interest rates would result in an increase to interest expense of approximately $0.7 million.

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

RECENT ACCOUNTING PRONOUNCEMENT

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. SFAS 144 also extends the reporting of a discontinued operation to a component of an entity. The Company adopted this standard in 2002. The


adoption of this standard had no material effect on the Company's results of operations and financial condition in 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8.	Financial Statements and Supplementary Data

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except share data)	2002	2001
Assets
Investment in storage facilities:
Land	$ 132,853	$ 117,069
Building and equipment	577,988	494,220
	710,841	611,289
Less: accumulated depreciation	(75,344)	(59,091)
Investment in storage facilities, net	635,497	552,198
Cash and cash equivalents	2,063	1,883
Accounts receivable	1,785	1,064
Receivable from related parties	98	122
Receivable from joint ventures	2,023	679
Investment in joint ventures	3,386	3,659
Prepaid expenses	2,719	2,505
Fair value of interest rate swap agreements	-	373
Other assets	4,766	5,355
Total Assets	$ 652,337	$ 567,838
Liabilities
Line of credit	$128,000	$134,000
Term note	75,000	105,000
Accounts payable and accrued liabilities	5,024	4,359
Deferred revenue	3,468	3,157
Fair value of interest rate swap agreements	10,020	-
Accrued dividends	7,791	7,293
Capital lease obligations	1,933	-
Mortgage payable	47,519	2,190
Total Liabilities	278,755	255,999
Minority interest - Operating Partnership	14,277	17,590
Minority interest - consolidated joint venture	16,531	17,085

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	67,129	-
Common stock $.01 par value, 100,000,000 shares authorized, 12,984,339 shares outstanding (12,354,961 at December 31, 2001)	140	132
Additional paid-in capital	317,423	293,835
Unearned restricted stock	(2,134)	(1,978)
Dividends in excess of net income	(35,124)	(25,746)
Accumulated other comprehensive income	(10,020)	373
Treasury stock at cost, 1,026,070 shares (839,453 shares at December 31, 2001)	(23,225)	(18,037)
- 29 -
Total Shareholders' Equity	342,774	277,164

Total Liabilities and Shareholders' Equity	$652,337	$567,838
See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2002	2001	2000

Revenues
Rental income	$ 99,987	$ 89,116	$ 88,208
Other operating income	2,154	1,896	1,944
Total operating revenues	102,141	91,012	90,152

Expenses
Property operations and maintenance	24,284	20,517	19,329
Real estate taxes	9,265	7,981	7,718
General and administrative	8,586	8,026	5,786
Depreciation and amortization	17,392	15,035	14,273
Total operating expenses	59,527	51,559	47,106

Income from operations	42,614	39,453	43,046

Other income (expenses)
Interest expense	(14,664)	(13,940)	(17,708)
Interest income	356	395	197
Minority interest - Operating Partnership	(1,180)	(1,542)	(1,812)
Minority interest - consolidated joint venture	(810)	(75)	-
Equity in losses of joint ventures	(15)	(102)	(177)

Income before gain on sale of real estate	26,301	24,189	23,546
Gain on sale of real estate	-	-	2,161
Net Income	26,301	24,189	25,707
Preferred stock dividends	(5,093)	(2,955)	(2,955)
Net income available to common shareholders	$ 21,208	$ 21,234	$ 22,752

Per Common Share:
Earnings per common share - basic	$ 1.66	$ 1.74	$ 1.89
Earnings per common share - diluted	$ 1.64	$ 1.72	$ 1.89

Dividends declared per common share	$ 2.38	$ 2.34	$ 2.30

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	9.85% Series B Preferred Stock Shares	9.85% Series B Preferred Stock	8.375% Series C Preferred Stock Shares	8.375% Series C Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance January 1, 2000	1,200,000	$ 28,585	-	$ -	12,299,163	$ 127	$ 281,284	$ (339)	$ (13,357)	$ -	$ (8,444)	$ 287,856

Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	108,949	1	2,063	-	-	-	-	2,064
Issuance of restricted stock	-	-	-	-	17,075	-	348	(348)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	137	-	-	-	137
Deferred compensation outside directors	-	-	-	-	-	-	50	-	-	-	-	50
Purchase of treasury shares	-	-	-	-	(396,500)	-	-	-	-	-	(7,784)	(7,784)
Net income	-	-	-	-	-	-	-	-	25,707	-	-	25,707
Dividends	-	-	-	-	-	-	-	-	(30,632)	-	-	(30,632)
Balance December 31, 2000	1,200,000	28,585	-	-	12,028,687	128	283,745	(550)	(18,282)	-	(16,228)	277,398
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	221,303	2	5,207	-	-	-	-	5,209
Exercise of stock options	-	-	-	-	52,500	1	1,095	-	-	-	-	1,096
Issuance of restricted stock	-	-	-	-	78,365	1	1,851	(1,852)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	424	-	-	-	424
Deferred compensation outside directors	-	-	-	-	-	-	69	-	-	-	-	69
Purchase of treasury shares	-	-	-	-	(66,753)	-	-	-	-	-	(1,809)	(1,809)
Shares issued from conversion of partnership units	-	-	-	-	40,859	-	1,091	-	-	-	-	1,091
Carrying value in excess of redemption value on redeemed partnership units	-	-	-	-	-	-	777	-	-	-	-	777
Net income	-	-	-	-	-	-	-	-	24,189	-	-	24,189
Increase in fair value of derivatives	-	-	-	-	-	-	-	-	-	373	-	373
- 32 -
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	24,562
Dividends	-	-	-	-	-	-	-	-	(31,653)	-	-	(31,653)
Balance December 31, 2001	1,200,000	28,585	-	-	12,354,961	132	293,835	(1,978)	(25,746)	373	(18,037)	277,164
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	549,720	6	16,440	-	-	-	-	16,446
Issuance of 8.375% Series C Convertible Preferred Stock	-	-	2,800,000	67,129	-	-	977	-	(230)	-	-	67,876
Exercise of stock options	-	-	-	-	247,775	2	5,646	-	-	-	-	5,648
Issuance of restricted stock	-	-	-	-	18,500	-	586	(586)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	430	-	-	-	430
Deferred compensation outside directors	-	-	-	-	-	-	89	-	-	-	-	89
Purchase of treasury shares	-	-	-	-	(186,617)	-	-	-	-	-	(5,188)	(5,188)
Carrying value less than redemption value on redeemed partnership units	-	-	-	-	-	-	(150)	-	-	-	-	(150)
Net income	-	-	-	-	-	-	-	-	26,301	-	-	26,301
Decrease in fair value of derivatives	-	-	-	-	-	-	-	-	-	(10,393)	-	(10,393)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	15,908
Dividends	-	-	-	-	-	-	-	-	(35,449)	-	-	(35,449)
Balance December 31, 2002	1,200,000	$ 28,585	2,800,000	$ 67,129	12,984,339	$ 140	$ 317,423	$ (2,134)	$ (35,124)	$(10,020)	$ (23,225)	$342,774

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2002	2001	2000

Operating Activities
Net income	$ 26,301	$ 24,189	$ 25,707
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing costs	-	-	211
Depreciation and amortization	17,392	15,035	14,273
Gain on sale of real estate	-	-	(2,161)
Equity in losses of joint ventures	15	102	177
Minority interest	1,990	1,617	1,812
Restricted stock earned	430	424	137
Changes in assets and liabilities:
Accounts receivable	(587)	91	20
Fees receivable from joint ventures	-	711	(711)
Prepaid expenses	13	(472)	(70)
Accounts payable and other liabilities	220	(626)	203
Deferred revenue	(164)	(149)	(170)
Net cash provided by operating activities	45,610	40,922	39,428

Investing Activities
Additions to storage facilities	(97,150)	(31,483)	(23,390)
(Advances) reimbursement of advances to joint ventures	(2,118)	14,654	(514)
Receipts from (advances to) related parties	24	1,885	(1,370)
Other assets	-	(2,807)	-
Net cash used in investing activities	(99,244)	(17,751)	(25,274)

Financing Activities
Net proceeds from sale of common stock	22,034	6,374	2,064
Net proceeds from sale of preferred stock and common stock warrants	67,876	-	-
(Paydown of) proceeds from line of credit	(6,000)	10,000	1,000
(Paydown of) proceeds from term note	(30,000)	-	30,000
Proceeds from mortgage financing	48,000	-	-
Financing costs	(460)	(398)	(3,388)
Dividends paid - common stock	(30,089)	(28,382)	(27,710)
Dividends paid - preferred stock	(4,863)	(2,955)	(2,955)
Distributions from unconsolidated joint venture	1,032	-	-
Minority interest distributions	(2,694)	(1,728)	(1,962)
Purchase of treasury stock	(5,188)	(1,809)	(7,784)
Redemption of operating partnership units	(3,163)	(3,778)	-
Mortgage principal payments	(2,671)	(33)	(3,030)

Net cash provided by (used in) financing activities	53,814	(22,709)	(13,765)
- 34 -
Net increase in cash	180	462	389
Cash at beginning of period	1,883	1,421	1,032
Cash at end of period	$ 2,063	$ 1,883	$ 1,421

	Year Ended December 31,
(dollars in thousands)	2002	2001	2000
Supplemental cash flow information
Cash paid for interest	$ 14,465	$ 14,416	$ 16,948

Capital lease obligations incurred	2,183	-	-
Storage facilities acquired through issuance of an ownership interest in the consolidated joint venture	-	17,000	-
Note receivable from sale of storage facilities to joint venture	-	-	15,000
Investment in joint venture received as part of sale of storage facilities	-	-	2,834
Storage facilities acquired through assumption of mortgage	-	-	-
Fair value of net liabilities assumed on the acquisition of storage facilities	559	165	83

Dividends declared but unpaid at December 31, 2002, 2001 and 2000 were $7,791, $7,293, and $6,977, respectively.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sovran Self Storage, Inc. - December 31, 2002

1.  ORGANIZATION

          Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2002, the Company owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage"® trade name in 21 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership, holding a 95.90% ownership interest therein as of December 31, 2002. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

          The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, which is a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned are reported using the equity method.

          Cash and Cash Equivalents: The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

          Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2002, 2001, and 2000 were $0.6 million, $0.4 million, and $1.4 million, respectively.

          Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), management fees, and commissions from truck rentals.

          Investment in Storage Facilities: Storage facilities are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

          Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value.


Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2002 and 2001, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company's financial position or results of operations.

          Other Assets: Included in other assets are intangible assets of $2.0 million and a note receivable of $2.8 million. The intangible assets at December 31, 2002, consist primarily of loan acquisition costs of approximately $4.0 million, net of accumulated amortization of approximately $2.0 million. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $1.0 million, $1.1 million and $0.9 million for the periods ended December 31, 2002, 2001 and 2000, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

          Stock-Based Compensation: In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share information):

Pro Forma
(dollars in thousands, except per share data)	2002	2001	2000
Net income available to common shareholders as reported	$ 21,208	$ 21,234	$ 22,752
Deduct: Total stock-based employee compensation Expense determined under fair value method for all awards	(202)	(188)	(110)
Pro forma net income available to common shareholders	$ 21,006	$ 21,046	$ 22, 642
Earnings per common share
Basic - as reported	$ 1.66	$ 1.74	$ 1.89
Basic - pro forma	$ 1.65	$ 1.72	$ 1.88
Diluted - as reported	$ 1.64	$ 1.72	$ 1.89
Diluted - pro forma	$ 1.62	$ 1.71	$ 1.88

           Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the


date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0% for 2002, 5.0% for 2001, and 6.5% for 2000; dividend yield of 8.0% for 2002, 10.7% for 2001, and 11% for 2000; volatility factor of the expected market price of the Company's common stock of .21 for 2002, and .23 for 2001 and .21 for 2000. The average fair value of options granted was $1.98 in 2002, $.93 in 2001, and $.90 in 2000.

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

           Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2002, Operating Partnership minority interest ownership was 554,865 Units, or 4.1%.

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

           Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders' equity. Comprehensive income was $15.9 million and $24.6 million and $25.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

           Derivative Financial Instruments: On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.

           Recent Accounting Pronouncement: In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be


Disposed of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS 144 also extends the reporting of a discontinued operation to a component of an entity. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. It rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. The Company adopted this standard in 2002 resulting in reclassification of its 2000 loss on extinguishment of debt of $211,000 from an extraordinary item to interest expense.

           In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a significant impact on the Company's financial results.

           In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company, as the Company continues to apply the provisions of APB 25.

           Reclassification: Certain amounts from the 2001 and 2000 financial statements have been reclassified to conform with the current year presentation.

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


(Amounts in thousands, except per share data)	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
________________________________________________________________________________
Numerator: Net income available to common shareholders	$ 21,208	$ 21,234	$ 22,752
________________________________________________________________________________
Denominator Denominator for basic earnings per share - weighted average shares	12,766	12,215	12,067
Effect of Dilutive Securities: Stock options	179	101	1
________________________________________________________________________________
Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversion	12,945	12,316	12,068
________________________________________________________________________________
Basic Earnings per Common Share	$ 1.66	$ 1.74	$ 1.89
________________________________________________________________________________
Diluted Earnings per Common Share	$ 1.64	$ 1.72	$ 1.89
________________________________________________________________________________

Potential common shares from the Series C Convertible Cumulative Preferred Stock and related warrants, see Note 12, were excluded from the 2002 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2002 and December 31, 2001.

(Dollars in thousands)	2002	2001
____________________________________________________________________
Cost:
Beginning balance	$611,289	$562,721
Property acquisitions	81,819	30,269
Improvements and equipment additions	17,934	18,527
Dispositions	(201)	(228)
____________________________________________________________________
Ending balance	$710,841	$611,289
____________________________________________________________________
- 40 -
Accumulated Depreciation:
Beginning balance	$ 59,091	$ 45,253
Additions during the year	16,344	13,918
Dispositions	(91)	(80)
____________________________________________________________________
Ending balance	$ 75,344	$ 59,091
____________________________________________________________________

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

          The Company has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375% and a $75 million term loan due November 2003 (extendable, at the Company's option, to November 2005) at LIBOR plus 1.75%. The weighted average interest rate at December 31, 2002 on the Company's credit facility before the effect of interest rate swaps was approximately 3.0% (3.5% at December 31, 2001). At December 31, 2002, there was $22 million available on the line of credit.

          The net carrying amount of the Company's debt instruments approximates fair value.

6.  MORTGAGE PAYABLE AND CAPITAL LEASE OBLIGATIONS

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year mortgage bears interest at the fixed rate of 7.19%. The outstanding balance on the mortgage is $47.5 million at December 31, 2002. Principal maturities of the mortgage for the next five years are as follows: 2003, $0.7 million; 2004, $0.7 million; 2005, $0.8 million; 2006, $0.9 million; and 2007, $0.9 million.

          During 2002, the Company entered into lease agreements, qualifying as capital leases, for trucks to be used at its storage facilities. The outstanding balance on these capital lease obligations is $1.9 million at December 31, 2002. Principal maturities for capital lease obligations are as follows: 2003, $0.5 million; 2004, $0.5 million; 2005, $0.6 million; and 2006, $0.3 million.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

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


net present value. The Company enters interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2002 and 2001.

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

          The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company; as such, there was no impact upon adoption of SFAS No. 133 at January 1, 2001. During 2002 and 2001, the net reclassification from AOCI to interest expense was $4.0 million and $1.1 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.5 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at December 31, 2002 was a $10 million liability.

8.  STOCK OPTIONS

          The Company established the 1995 Award and Option Plan (the "Plan") for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2002, options for 647,275 shares were outstanding under the Plan and 383,360 shares of common stock were available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 100,000. The exercise price for options granted under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2002, options for 87,500 shares were outstanding under the Non-employee Plan.


          The Company has also issued 132,340 shares of restricted stock to employees which vest over four and five year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $31.65. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

          A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000
________________________________________________________________________________
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
________________________________________________________________________________
Outstanding at beginning of year:	902,550	$ 23.14	639,050	$ 23.67	433,050	$ 25.32

Granted	80,000	30.92	329,500	21.71	212,000	19.19
Exercised	(247,775)	22.80	(52,500)	20.77	-	-
Forfeited	-	-	(13,500)	20.75	(6,000)	19.06
________________________________________________________________________________
Outstanding at end of year	734,775	$ 23.08	902,550	$ 23.14	639,050	$ 23.67
________________________________________________________________________________
Exercisable at end of year	317,030	$ 25.39	417,370	$ 24.55	328,743	$ 24.24
________________________________________________________________________________

          Exercise prices for options outstanding as of December 31, 2002 ranged from $19.07 to $31.68. The weighted average remaining contractual life of those options is 6.57 years. As disclosed further in Note 12, warrants to purchase 379,166 common shares of the Company at a price of $32.60 per share are outstanding at December 31, 2002.

9.  RETIREMENT PLAN

          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan, which became effective September 1, 1997. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $92,000, $63,000, and $60,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


10.  SHAREHOLDER RIGHTS PLAN

          In November 1996, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $75, subject to adjustment. The Rights will be exercisable only if a person or group has acquired 10% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 10% or more of such outstanding shares of the Company's common stock. If a person or group acquires more than 10% of the then outstanding shares of the Company's common stock, each Right will entitle its holder to receive, upon exercise, common stock having a value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase that number of the acquiring Company's common shares having a market value of twice the Right's exercise price. The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in November 2006 or the time that a person has acquired a 10% position. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the Company's earnings.

11.  INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

          In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Company's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2002, the Company's share of Locke Sovran I, LLC's loss was $12,500 and the amortization of the deferred gain was $40,000, both of which are recorded as equity in losses of joint ventures on the consolidated statements of income.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2002. The majority of the $1.6 million investment relates to interest bearing loans made by the Company to the joint venture. For the year ended December 31, 2002, the Company's share of Iskalo Office Holdings, LLC's loss was $42,000. The Company paid rent to Iskalo Office Holdings, LLC of $255,000 in 2002 and 2001.

          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2002 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$40,099	$ -
Investment in office building	-	6,903
Other assets	1,952	471
Total Assets	$ 42,051	$ 7,374
Due to the Company	$ 2,023	$ 1,574
Demand note payable	-	900
Mortgage payable	30,269	5,800
Other liabilities	706	137
Total Liabilities	32,998	8,411
Unaffiliated partners' equity (deficiency)	4,913	(529)
Company equity (deficiency)	4,140	(508)
Total Liabilities and Partners' Equity (Deficiency)	$ 42,051	$ 7,374
Income Statement Data:
Total revenues	$ 5,807	$ 815
Total expenses	5,835	901
Net loss	$ (28)	$ (86)

         The Company does not guarantee the debt of Locke Sovran I, LLC; it does guarantee the $900,000 demand note payable of Iskalo Office Holdings, LLC.

12.  PREFERRED STOCK

Series A

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

Series B

         On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. The Series B Preferred Stock is not redeemable until on or after July 30, 2004, at which time the Company may redeem the shares at $25.00 per share ($30,000,000 aggregate), plus any accrued and unpaid dividends. The shares may be redeemed only with the proceeds of certain sales of equity securities. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.4625 per annum per share.

         Holders of the Series B Preferred Stock generally have no voting rights. However, if the Company does not pay dividends on the Series B shares for six or more quarterly periods


(whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until all Series B dividends that have accrued are paid.

Series C

         On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million.

         The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company's option on or after November 30, 2007 at $25.00 per share ($70,000,000 aggregate) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.09375 per annum per share.

         Holders of the Series C Preferred generally have no voting rights. However, if the Company does not pay dividends on the Series C Preferred shares for six or more quarterly periods (whether or not consecutive), the holders of the shares, voting as a class with the holders of any other class or series of stock with similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board of Directors until the Series C Preferred dividends are paid.

         In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised. This arrangement expires on November 30, 2007. Based upon the Company's common stock price at December 31, 2002, no amount is currently payable under this arrangement.

         The Company recorded a deemed dividend of $0.2 million in 2002 in connection with the issuance of the Series C Preferred. The deemed dividend represents the calculated value of the beneficial conversion feature that existed on July 3, 2002, the date of issuance of the Series C Preferred. The beneficial conversion feature is calculated as the excess of, on the date of issuance of the Series C Preferred, the fair value of the common stock into which the Series C Preferred is convertible, over the issuance amount allocated to the Series C Preferred.


13.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2002 and 2001 (dollars in thousands, except per share data).

2002 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
__________________________________________
Operating revenue	$ 24,167	$ 25,177	$ 26,249	$ 26,548
Net Income	$ 6,109	$ 6,645	$ 6,837	$ 6,710
Net income available to common shareholders	$ 5,370	$ 5,906	$ 5,049	$ 4,883
Net Income Per Common Share (Note 3):
Basic	$ 0.43	$ 0.47	$ 0.39	$ 0.37
Diluted	$ 0.42	$ 0.46	$ 0.38	$ 0.37

2001 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
__________________________________________
Operating revenue	$ 22,125	$ 22,626	$ 23,435	$ 22,826
Net Income	$ 5,361	$ 6,436	$ 7,272	$ 5,120
Net income available to common shareholders	$ 4,622	$ 5,697	$ 6,533	$ 4,382
Net Income Per Common Share (Note 3):
Basic	$ 0.38	$ 0.47	$ 0.53	$ 0.36
Diluted	$ 0.38	$ 0.46	$ 0.53	$ 0.35

         Quarterly operating revenue amounts disclosed above differ from previously reported amounts due to a reclassification of interest income from operating revenue. The Company's net income in the fourth quarter of 2001 was impacted by a $1.7 million expense in connection with a lawsuit settlement described in Note 15.


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


The Board of Directors and Shareholders
Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
January 28, 2003


Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Part III
Item 10.	Directors and Executive Officers of the Registrant

          The information required is incorporated by reference to "Election of Directors", including "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 15, 2003.

Item 11.	Executive Compensation

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 15, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 15, 2003.

Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003.

Item 14.	Controls and Procedures

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of December 31, 2002. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2002 and 2001.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2002, 2001, and 2000.
	(iii)	Consolidated Statements of Shareholders' Equity for Years Ended December 31, 2002, 2001, and 2000.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001, and 2000.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2002 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

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

3.1(b)*

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-A filed December 3, 1996.)

3.1(c)**	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock.
3.1(d)*

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock. (Incorporated by reference to Exhibit 1.6 to Registrant's Form 8-A filed July 29, 1999.)

- 51 -
3.2**	Bylaws of the Registrant.

4.1*	Shareholder Rights Plan. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed December 3, 1996.)
4.2**	Amendment No. 1 to Shareholders Rights Plan.
4.3**	Form of Investment Warrant Certificate.
4.4**	Placement Certificate.
10.1

Agreement of Limited Partnership of Sovran Acquisition Limited Partnership, as amended. (Incorporated by reference to Exhibit 3.1 of the General Form of Registration of Securities of the Partnership on Form 10.)

10.2*	Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Registrant and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Registrant and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Registrant and David L. Rogers

10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed March 28, 2002.)

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed March 28, 2002.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.9*	Restricted Stock Agreement between the Registrant and David L. Rogers.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*	Form of Pledge Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.12*	Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.
- 52 -
10.14*	Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.15*	Form of Facilities Services Agreement between the Registrant and Williamsville Properties, Inc.

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
10.18

First Amendment to Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein. (Incorporated by reference to the same numbered exhibit to Registrant's Form 10-K filed March 28, 2002.)

10.19**

Securities Purchase Agreement among Registrant, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors.

10.20**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership.
10.21**	Registration Rights Agreement.
10.22	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association.
12.1	Statement Re: Computation of Earnings to Fixed Charges

21	Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23	Consent of Independent Auditors.
99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
**	Incorporated by reference to the same numbered exhibits as filed in the Company's Current Report on Form 8-K, filed July 12, 2002.
(b) Reports on Form 8-K: None.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 27, 2003
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003
/s/ John Burns John Burns	Director	March 27, 2003
/s/ Michael A. Elia Michael A. Elia	Director	March 27, 2003
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 27, 2003
/s/ Charles E. Lannon Charles E. Lannon	Director	March 27, 2003


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Robert J. Attea, certify that:

1.	I have reviewed this annual report on Form 10-K of Sovran Self Storage, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 27, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, David L. Rogers, certify that:

1.	I have reviewed this annual report on Form 10-K of Sovran Self Storage, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          March 27, 2003

/ S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer


Sovran Self Storage, Inc.

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2002
		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA		$ 363	$ 1,679	$ 303	$ 363	$ 1,982	$ 2,345	$ 365	6/26/95
Boston-Metro II	MA		680	1,616	208	680	1,824	2,504	338	6/26/95
E. Providence	RI		345	1,268	186	345	1,454	1,799	278	6/26/95
Charleston I	SC		416	1,516	237	416	1,753	2,169	361	6/26/95
Lakeland I	FL		397	1,424	176	397	1,600	1,997	314	6/26/95
Charlotte	NC		308	1,102	329	308	1,431	1,739	243	6/26/95
Tallahassee I	FL		770	2,734	1,444	770	4,178	4,948	681	6/26/95
Youngstown	OH		239	1,110	288	239	1,398	1,637	299	6/26/95
Cleveland-Metro I	OH		179	836	399	179	1,235	1,414	220	6/26/95
Cleveland-Metro II	OH		701	1,659	384	701	2,043	2,744	377	6/26/95
Tallahassee II	FL		205	734	583	205	1,317	1,522	203	6/26/95
Pt. St. Lucie	FL		395	1,501	259	395	1,760	2,155	374	6/26/95
Deltona	FL		483	1,752	364	483	2,116	2,599	402	6/26/95
Middletown	NY		224	808	703	224	1,511	1,735	256	6/26/95
Buffalo I	NY		423	1,531	1,104	498	2,560	3,058	466	6/26/95
Rochester I	NY		395	1,404	164	395	1,568	1,963	291	6/26/95
Salisbury	MD		164	760	238	164	998	1,162	180	6/26/95
New Bedford	MA		367	1,325	292	367	1,617	1,984	338	6/26/95
Fayetteville	NC		853	3,057	246	853	3,303	4,156	618	6/26/95
Allentown	PA		199	921	855	204	1,771	1,975	268	6/26/95
Jacksonville I	FL		152	728	240	152	968	1,120	222	6/26/95
Columbia I	SC		268	1,248	223	268	1,471	1,739	293	6/26/95
Rochester II	NY		230	847	237	235	1,079	1,314	202	6/26/95
Savannah I	GA		463	1,684	1,287	463	2,971	3,434	436	6/26/95
Greensboro	NC		444	1,613	363	444	1,976	2,420	383	6/26/95
Raleigh I	NC		649	2,329	345	649	2,674	3,323	510	6/26/95
- 57 -
New Haven	CT		387	1,402	367	387	1,769	2,156	314	6/26/95
Atlanta-Metro I	GA		844	2,021	346	844	2,367	3,211	447	6/26/95
Atlanta-Metro II	GA		302	1,103	169	303	1,271	1,574	282	6/26/95
Buffalo II	NY		315	745	541	315	1,286	1,601	197	6/26/95
Raleigh II	NC		321	1,150	254	321	1,404	1,725	278	6/26/95
Columbia II	SC		361	1,331	187	375	1,504	1,879	320	6/26/95
Columbia III	SC		189	719	224	189	943	1,132	210	6/26/95
Columbia IV	SC		488	1,188	226	488	1,414	1,902	309	6/26/95
Atlanta-Metro III	GA		430	1,579	196	430	1,775	2,205	383	6/26/95
Orlando I	FL		513	1,930	273	513	2,203	2,716	448	6/26/95
Spartanburg	SC		331	1,209	152	331	1,361	1,692	284	6/26/95
Sharon	PA		194	912	247	194	1,159	1,353	231	6/26/95
Ft. Lauderdale	FL		1,503	3,619	336	1,503	3,955	5,458	778	6/26/95
West Palm I	FL		398	1,035	138	398	1,173	1,571	260	6/26/95
Atlanta-Metro IV	GA		423	1,015	235	425	1,248	1,673	256	6/26/95
Atlanta-Metro V	GA		483	1,166	172	483	1,338	1,821	276	6/26/95
Atlanta-Metro VI	GA		308	1,116	323	308	1,439	1,747	316	6/26/95
Atlanta-Metro VII	GA		170	786	248	175	1,029	1,204	221	6/26/95
Atlanta-Metro VIII	GA		413	999	429	413	1,428	1,841	303	6/26/95
Baltimore I	MD		154	555	209	154	764	918	153	6/26/95
Baltimore II	MD		479	1,742	579	479	2,321	2,800	412	6/26/95
Augusta I	GA		357	1,296	351	357	1,647	2,004	290	6/26/95
Macon I	GA		231	1,081	195	231	1,276	1,507	251	6/26/95
Melbourne I	FL		883	2,104	1,346	883	3,450	4,333	573	6/26/95
Newport News	VA		316	1,471	527	316	1,998	2,314	383	6/26/95
Pensacola I	FL		632	2,962	732	651	3,675	4,326	704	6/26/95
Augusta II	GA		315	1,139	392	315	1,531	1,846	279	6/26/95
Hartford-Metro I	CT		715	1,695	412	715	2,107	2,822	375	6/26/95
Atlanta-Metro IX	GA		304	1,118	456	304	1,574	1,878	294	6/26/95
Alexandria	VA		1,375	3,220	583	1,375	3,803	5,178	694	6/26/95
Pensacola II	FL		244	901	230	244	1,131	1,375	273	6/26/95
Melbourne II	FL		834	2,066	156	834	2,222	3,056	510	6/26/95
Hartford-Metro II	CT		234	861	179	239	1,035	1,274	198	6/26/95
Atlanta-Metro X	GA		256	1,244	190	256	1,434	1,690	303	6/26/95
Norfolk I	VA		313	1,462	538	313	2,000	2,313	347	6/26/95
Norfolk II	VA		278	1,004	207	278	1,211	1,489	277	6/26/95
Birmingham I	AL		307	1,415	260	307	1,675	1,982	316	6/26/95
Birmingham II	AL		730	1,725	366	730	2,091	2,821	394	6/26/95
Montgomery I	AL		863	2,041	327	863	2,368	3,231	448	6/26/95
Jacksonville II	FL		326	1,515	283	326	1,798	2,124	334	6/26/95
Pensacola II	FL		369	1,358	956	369	2,314	2,683	392	6/26/95
Pensacola IV	FL		244	1,128	135	244	1,263	1,507	285	6/26/95
- 58 -
Pensacola V	FL		226	1,046	437	226	1,483	1,709	300	6/26/95
Tampa I	FL		1,088	2,597	627	1,088	3,224	4,312	613	6/26/95
Tampa II	FL		526	1,958	320	526	2,278	2,804	512	6/26/95
Tampa III	FL		672	2,439	314	672	2,753	3,425	557	6/26/95
Jackson I	MS		343	1,580	189	343	1,769	2,112	375	6/26/95
Jackson II	MS		209	964	398	209	1,362	1,571	281	6/26/95
Richmond	VA		443	1,602	513	443	2,115	2,558	399	8/25/95
Orlando II	FL		1,161	2,755	667	1,162	3,421	4,583	622	9/29/95
Birmingham III	AL		424	1,506	429	424	1,935	2,359	426	1/16/96
Macon II	GA		431	1,567	499	431	2,066	2,497	331	12/1/95
Harrisburg I	PA		360	1,641	311	360	1,952	2,312	376	12/29/95
Harrisburg II	PA	(1)	627	2,224	541	648	2,744	3,392	474	12/29/95
Syracuse I	NY		470	1,712	567	472	2,277	2,749	347	12/27/95
Ft. Myers	FL		205	912	137	205	1,049	1,254	263	12/28/95
Ft. Myers II	FL		412	1,703	303	413	2,005	2,418	488	12/28/95
Newport News II	VA		442	1,592	126	442	1,718	2,160	311	1/5/96
Montgomery II	AL		353	1,299	192	353	1,491	1,844	285	1/23/96
Charlestown II	SC		237	858	322	232	1,185	1,417	210	3/1/96
Tampa IV	FL		766	1,800	485	766	2,285	3,051	347	3/28/96
Arlington I	TX		442	1,767	202	442	1,969	2,411	328	3/29/96
Arlington II	TX		408	1,662	357	408	2,019	2,427	406	3/29/96
Ft. Worth	TX		328	1,324	131	328	1,455	1,783	251	3/29/96
San Antonio I	TX		436	1,759	394	436	2,153	2,589	390	3/29/96
San Antonio II	TX		289	1,161	330	289	1,491	1,780	277	3/29/96
Syracuse II	NY		481	1,559	1,099	671	2,468	3,139	340	6/5/96
Montgomery III	AL		279	1,014	181	279	1,195	1,474	238	5/21/96
West Palm II	FL		345	1,262	141	345	1,403	1,748	249	5/29/96
Ft. Myers III	FL		229	884	91	229	975	1,204	178	5/29/96
Pittsburgh	PA		545	1,940	193	545	2,133	2,678	351	6/19/96
Lakeland II	FL		359	1,287	854	359	2,141	2,500	314	6/26/96
Springfield	MA		251	917	1,211	297	2,082	2,379	295	6/28/96
Ft. Myers IV	FL		344	1,254	189	344	1,443	1,787	246	6/28/96
Baltimore III	MD		777	2,770	110	777	2,880	3,657	472	7/26/96
Jacksonville III	FL		568	2,028	687	568	2,715	3,283	422	8/23/96
Jacksonville IV	FL		436	1,635	386	436	2,021	2,457	354	8/26/96
Pittsburgh II	PA		627	2,257	731	631	2,984	3,615	490	8/28/96
Jacksonville V	FL		535	2,033	161	538	2,191	2,729	416	8/30/96
Charlotte II	NC		487	1,754	92	487	1,846	2,333	295	9/16/96
Charlotte III	NC		315	1,131	228	315	1,359	1,674	205	9/16/96
Orlando III	FL		314	1,113	495	314	1,608	1,922	246	10/30/96
Rochester III	NY		704	2,496	221	707	2,714	3,421	397	12/20/96
Youngstown II	OH		600	2,142	152	600	2,294	2,894	345	1/10/97
- 59 -
Akron	OH		413	1,478	116	413	1,594	2,007	237	1/10/97
Cleveland III	OH		751	2,676	504	751	3,180	3,931	471	1/10/97
Cleveland IV	OH		725	2,586	782	725	3,368	4,093	493	1/10/97
Cleveland V	OH	(1)	637	2,918	660	641	3,574	4,215	557	1/10/97
Cleveland VI	OH		495	1,781	385	495	2,166	2,661	332	1/10/97
Cleveland VII	OH		761	2,714	541	761	3,255	4,016	527	1/10/97
Cleveland VIII	OH		418	1,921	689	418	2,610	3,028	427	1/10/97
Cleveland IX	OH		606	2,164	246	606	2,410	3,016	368	1/10/97
Grand Rapids II	MI		219	790	607	219	1,397	1,616	208	1/17/97
Holland	MI		451	1,830	938	451	2,768	3,219	449	1/17/97
San Antonio III	TX	(1)	474	1,686	149	474	1,835	2,309	275	1/30/97
Universal	TX		346	1,236	134	346	1,370	1,716	207	1/30/97
San Antonio IV	TX		432	1,560	881	432	2,441	2,873	297	1/30/97
Houston-Eastex	TX		634	2,565	833	634	3,398	4,032	407	3/26/97
Houston-Nederland	TX		566	2,279	150	566	2,429	2,995	351	3/26/97
Houston-College	TX		293	1,357	185	293	1,542	1,835	225	3/26/97
Lynchburg-Lakeside	VA		335	1,342	409	335	1,751	2,086	273	3/31/97
Lynchburg-Timberlake	VA		328	1,315	570	328	1,885	2,213	279	3/31/97
Lynchburg-Amherst	VA		155	710	181	152	894	1,046	159	3/31/97
Christiansburg	VA		245	1,120	135	245	1,255	1,500	183	3/31/97
Chesapeake	VA		260	1,043	449	260	1,492	1,752	188	3/31/97
Danville	VA		326	1,488	42	326	1,530	1,856	223	3/31/97
Orlando-W 25th St.	FL		289	1,160	316	290	1,475	1,765	199	3/31/97
Delray I-Mini	FL		491	1,756	494	491	2,250	2,741	333	4/11/97
Savannah II	GA		296	1,196	133	296	1,329	1,625	203	5/8/97
Delray II-Safeway	FL		921	3,282	287	921	3,569	4,490	505	5/21/97
Cleveland X-Avon	OH		301	1,214	234	304	1,445	1,749	213	6/4/97
Dallas-Skillman	TX		960	3,847	823	960	4,670	5,630	748	6/30/97
Dallas-Centennial	TX		965	3,864	894	943	4,780	5,723	730	6/30/97
Dallas-Samuell	TX	(1)	570	2,285	416	570	2,701	3,271	447	6/30/97
Dallas-Hargrove	TX		370	1,486	260	370	1,746	2,116	337	6/30/97
Houston-Antione	TX		515	2,074	295	515	2,369	2,884	399	6/30/97
Atlanta-Alpharetta	GA		1,033	3,753	158	1,033	3,911	4,944	613	7/24/97
Atlanta-Marietta	GA	(1)	769	2,788	79	771	2,865	3,636	408	7/24/97
Atlanta-Doraville	GA		735	3,429	85	735	3,514	4,249	496	8/21/97
Greensboro-Hilltop	NC		268	1,097	138	268	1,235	1,503	172	9/25/97
GreensboroStgCch	NC		89	376	921	89	1,297	1,386	115	9/25/97
Baton Rouge-Airline	LA	(1)	396	1,831	271	396	2,102	2,498	308	10/9/97
Baton Rouge-Airline2	LA		282	1,303	125	282	1,428	1,710	232	11/21/97
Harrisburg-Peiffers	PA		635	2,550	114	637	2,662	3,299	343	12/3/97
Chesapeake-Military	VA		542	2,210	155	542	2,365	2,907	306	2/5/98
Chesapeake-Volvo	VA		620	2,532	554	620	3,086	3,706	354	2/5/98
- 60 -
Virginia Beach Shell	VA		540	2,211	131	540	2,342	2,882	307	2/5/98
Virginia Beach Central	VA		864	3,994	487	864	4,481	5,345	553	2/5/98
Norfolk-Naval Base	VA		1,243	5,019	203	1,243	5,222	6,465	654	2/5/98
Tampa-E. Hillsborough	FL		709	3,235	582	709	3,817	4,526	580	2/4/98
Harriman	NY		843	3,394	238	843	3,632	4,475	451	2/4/98
Greenboro-High Point	NC		397	1,834	345	397	2,179	2,576	271	2/10/98
Lynchburg-Timberlake	VA		488	1,746	256	488	2,002	2,490	235	2/18/98
Salem	MA		733	2,941	607	733	3,548	4,281	437	3/3/98
Chattanooga-Lee Hwy.	TN		384	1,371	219	384	1,590	1,974	234	3/27/98
Chattanooga-Hwy. 58	TN		296	1,198	514	296	1,712	2,008	193	3/27/98
Ft. Oglethorpe	GA		349	1,250	154	349	1,404	1,753	172	3/27/98
Birmingham-Walt	AL		544	1,942	420	544	2,362	2,906	356	3/27/98
East Greenwich	RI		702	2,821	495	702	3,316	4,018	369	3/26/98
Durham-Hillborough	NC		775	3,103	423	775	3,526	4,301	408	4/9/98
Durham-Cornwallis	NC		940	3,763	339	940	4,102	5,042	476	4/9/98
Hendersonville	TN		1,050	4,203	167	1,050	4,370	5,420	514	4/9/98
Salem-Policy	NH		742	2,977	58	742	3,035	3,777	360	4/7/98
Warrem-Elm	OH	(1)	522	1,864	142	522	2,006	2,528	269	4/22/98
Warren-Youngstown	OH		512	1,829	105	512	1,934	2,446	223	4/22/98
Waterford-Highland	MI		1,487	5,306	586	1,487	5,892	7,379	685	4/28/98
Indian Harbor	FL		662	2,654	177	662	2,831	3,493	334	6/2/98
Jackson 3 - I55	MS		744	3,021	56	744	3,077	3,821	378	5/13/98
Katy-N. Fry	TX		419	1,524	60	419	1,584	2,003	194	5/20/98
Hollywood-Sheridan	FL		1,208	4,854	150	1,208	5,004	6,212	589	7/1/98
Pompano Beach - Atlantic	FL		944	3,803	158	944	3,961	4,905	462	7/1/98
Pompano Beach - Sample	FL		903	3,643	290	903	3,933	4,836	450	7/1/98
Boca Raton-18th St.	FL		1,503	6,059	434	1,503	6,493	7,996	735	7/1/98
Vero Beach	FL		489	1,813	38	489	1,851	2,340	237	6/12/98
Humble	TX		447	1,790	516	447	2,306	2,753	243	6/16/98
Houston-Old Katy	TX	(1)	659	2,680	46	659	2,726	3,385	314	6/19/98
Webster	TX		635	2,302	35	635	2,337	2,972	278	6/19/98
Carrollton	TX		548	1,988	44	548	2,032	2,580	245	6/19/98
Hollywood-N. 21st.	FL		840	3,373	218	840	3,591	4,431	408	8/3/98
San Marcos	TX		324	1,493	302	324	1,795	2,119	201	6/30/98
Austin-McNeil	TX		492	1,995	115	510	2,092	2,602	247	6/30/98
Austin-FM	TX		484	1,951	105	481	2,059	2,540	244	6/30/98
Jacksonville-Center	NC		327	1,329	61	327	1,390	1,717	162	8/6/98
Jacksonville-Gum Branch	NC		508	1,815	153	508	1,968	2,476	224	8/17/98
Jacksonville-N. Marine	NC		216	782	314	216	1,096	1,312	160	9/24/98
Euless	TX		550	1,998	109	550	2,107	2,657	233	9/29/98
N. Richland Hills	TX		670	2,407	33	670	2,440	3,110	268	10/9/98
Batavia	OH		390	1,570	136	390	1,706	2,096	194	11/19/98
- 61 -
Jackson-N. West	MS		460	1,642	306	460	1,948	2,408	283	12/1/98
Katy-Franz	TX		507	2,058	78	507	2,136	2,643	224	12/15/98
W. Warwick	RI		447	1,776	639	447	2,415	2,862	217	2/2/99
Lafayette-Pinhook 1	LA		556	1,951	736	556	2,687	3,243	346	2/17/99
Lafayette-Pinhook 2	LA		708	2,860	129	708	2,989	3,697	299	2/17/99
Lafayette-Ambassador	LA		314	1,095	440	314	1,535	1,849	219	2/17/99
Lafayette-Evangeline	LA		188	652	564	188	1,216	1,404	166	2/17/99
Lafayette-Guilbeau	LA		963	3,896	106	963	4,002	4,965	399	2/17/99
Gilbert-Elliott Rd.	AZ		651	2,600	601	772	3,080	3,852	258	5/18/99
Glendale-59th Ave.	AZ		565	2,596	114	565	2,710	3,275	253	5/18/99
Mesa-Baseline	AZ		330	1,309	79	330	1,388	1,718	131	5/18/99
Mesa-E. Broadway	AZ		339	1,346	117	339	1,463	1,802	136	5/18/99
Mesa-W. Broadway	AZ		291	1,026	106	291	1,132	1,423	107	5/18/99
Mesa-Greenfield	AZ		354	1,405	103	354	1,508	1,862	140	5/18/99
Phoenix-Camelback	AZ		453	1,610	140	453	1,750	2,203	163	5/18/99
Phoenix-Bell	AZ		872	3,476	262	872	3,738	4,610	385	5/18/99
Phoenix-35th Ave.	AZ		849	3,401	163	849	3,564	4,413	326	5/21/99
Westbrook	ME		410	1,626	315	410	1,941	2,351	172	8/2/99
Cocoa	FL		667	2,373	433	667	2,806	3,473	245	9/29/99
Cedar Hill	TX		335	1,521	123	335	1,644	1,979	148	11/9/99
Monroe	NY		276	1,312	31	276	1,343	1,619	105	2/2/00
N. Andover	MA		633	2,573	72	633	2,645	3,278	195	2/15/00
Seabrook	TX		633	2,617	82	633	2,699	3,332	206	3/1/00
Plantation	FL		384	1,422	78	384	1,500	1,884	108	5/2/00
Birmingham-Bessemer	AL		254	1,059	74	254	1,133	1,387	65	11/15/00
Dracut	MA	(1)	1,035	3,737	25	1,035	3,762	4,797	105	12/1/01
Methuen	MA	(1)	1,024	3,649	38	1,024	3,687	4,711	101	12/1/01
Columbia	SC	(1)	883	3,139	99	883	3,238	4,121	91	12/1/01
Myrtle Beach	SC	(1)	552	1,970	126	552	2,096	2,648	59	12/1/01
Kingsland	GA	(1)	470	1,902	335	470	2,237	2,707	64	12/1/01
Saco	ME	(1)	534	1,914	13	534	1,927	2,461	54	12/3/01
Plymouth	MA		1,004	4,584	39	1,004	4,623	5,627	117	12/19/01
Sandwich	MA	(1)	670	3,060	66	670	3,126	3,796	80	12/19/01
Syracuse	NY	(1)	294	1,203	166	294	1,369	1,663	32	2/5/02
Houston-Westward	TX	(1)	853	3,434	227	855	3,659	4,514	82	2/13/02
Houston-Boone	TX	(1)	250	1,020	22	251	1,041	1,292	26	2/13/02
Houston-Cook	TX	(1)	285	1,160	41	286	1,200	1,486	30	2/13/02
Houston-Harwin	TX	(1)	449	1,816	32	451	1,846	2,297	44	2/13/02
Houston-Hempstead	TX	(1)	545	2,200	38	546	2,237	2,783	53	2/13/02
Houston-Kuykendahl	TX	(1)	517	2,090	35	519	2,123	2,642	51	2/13/02
Houston-Hwy 249	TX	(1)	299	1,216	233	301	1,447	1,748	31	2/13/02
Mesquite-Hwy 80	TX	(1)	463	1,873	22	465	1,893	2,358	45	2/13/02
- 62 -
Mesquite-Franklin	TX	(1)	734	2,956	36	736	2,990	3,726	70	2/13/02
Dallas-Plantation	TX	(1)	394	1,595	41	395	1,635	2,030	40	2/13/02
San Antonio-Hunt	TX	(1)	381	1,545	32	383	1,575	1,958	38	2/13/02
Humble-5250 FM	TX		919	3,696	8	919	3,704	4,623	47	6/19/02
Pasadena	TX		612	2,468	9	612	2,477	3,089	32	6/19/02
League City	TX		689	3,159	3	689	3,162	3,851	40	6/19/02
Montgomery	TX		817	3,286	14	817	3,300	4,117	42	6/19/02
Texas City	TX		817	3,286	10	817	3,296	4,113	42	6/19/02
Houston-Hwy 6	TX		407	1,650	10	407	1,660	2,067	21	6/19/02
Lumberton	TX		817	3,287	38	817	3,325	4,142	42	6/19/02
The Hamptons	NY		2,207	8,866	1	2,207	8,867	11,074	0	12/16/02
The Hamptons	NY		1,131	4,564	1	1,131	4,565	5,696	0	12/16/02
The Hamptons	NY		635	2,918	1	635	2,919	3,554	0	12/16/02
The Hamptons	NY		1,251	5,744	3	1,252	5,746	6,998	0	12/16/02
Corporate Office	NY		0	68	4,459	0	4,527	4,527	887	1/1/95
			$132,314	$497,912	$ 80,615	$132,853	$577,988	$710,841	$ 75,344

(1) These properties are encumbered through one mortgage loan with an outstanding balance of $47.5 million at December 31, 2002.


	December 31, 2002		December 31, 2001		December 31, 2000
Cost:
Balance at beginning of period		$ 611,289		$ 562,721		$ 556,473
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 81,819 17,934		$ - 30,269 18,527		$ - 11,239 12,228
		99,753		48,796		23,467
Deductions during period: Cost of real estate sold	(201)	(201)	(228)	(228)	(17,219)	(17,219)

Balance at close of period		$710,841		$611,289		$562,721

Accumulated Depreciation:
Balance at beginning of period		$ 59,091		$ 45,253		$ 33,453
Additions during period: Depreciation expense	$ 16,344	16,344	$ 13,918	13,918	$ 13,352	13,352

Deductions during period:
Accumulated depreciation of real estate sold	(91)	(91)	(80)	(80)	(1,552)	(1,552)
Balance at close of period		$ 75,344		$ 59,091		$ 45,253


Sovran Self Storage, Inc.

Exhibit (10.22) - Promissory Note Between Locke Sovran II, LLC

and PNC Bank, National Association

Loan No. 94-0928992

PROmissory NOTE

$48,000,000.00

New York
February 12, 2002

          FOR VALUE RECEIVED, LOCKE SOVRAN II L.L.C., a New York limited liability company ("Borrower"), having its principal place of business at 6467 Main Street, Buffalo, New York 14221, promises to pay to the order of PNC Bank, National Association ("Lender"), at the following address: 210 West 10th Street, 6th Floor, Kansas City, Missouri 64105, or such other place as the holder hereof may from time to time designate in writing, the principal sum of FORTY EIGHT MILLION AND NO/100 DOLLARS ($48,000,000.00) in lawful money of the United States of America, with interest thereon to be computed from the date of disbursement under this Promissory Note (this "Note") at the Applicable Interest Rate (hereinafter defined), and to be paid in installments as follows:

               A.   A payment, on the date of disbursement, representing interest from the date of disbursement through the last day of the calendar month in which such disbursement is made;

               B.   A constant payment of $345,093.99 (the "Monthly Debt Service Payment Amount") (based upon an amortization schedule assuming a 360 day year consisting of 12 months of 30 days each) on the first day of April, 2002 and on the first day of each calendar month thereafter up to and including the first day of February, 2012; and

               C.   The balance of said principal sum, all unpaid interest thereon and all other amounts owed pursuant to this Note, the Security Instrument (hereinafter defined), the Other Security Documents (hereinafter defined), or otherwise in connection with the loan evidenced by this Note (the "Loan") shall be due and payable on the first day of March, 2012 (the "Maturity Date").

All payments to be made by Borrower to Lender shall be deemed received by Lender only upon Lender's actual receipt of same.

          1.   Applicable Interest Rate. Interest accruing on the principal sum of this Note shall be calculated based upon a per annum interest rate divided by 360 days resulting in a per diem interest amount that will accrue for each calendar day in a year of 365 days (366 days in a leap year). The


term "Applicable Interest Rate" as used in this Note shall mean, from the date of this Note through and including the Maturity Date, a rate of Seven and 19/100th percent (7.19%) per annum (the "Initial Interest Rate").

          2.   Application. All payments on this Note shall be applied at any time and from time to time in the following order: (i) the payment or reimbursement of any expenses (including but not limited to late charges), costs or obligations (other than the principal hereof and interest hereon) for which Borrower shall be obligated or Lender entitled pursuant to the provisions hereof or of the Security Instruments or the Other Security Documents, (ii) the payment of accrued but unpaid interest thereon, (iii) the payment of unpaid escrow amounts required herein, in the Security Instruments or in the Other Security Documents, and (iv) the payment of all or any portion of the principal balance then outstanding hereunder, in either the direct or inverse order of maturity, at Lender's option.

          3.  Late Charge. If any part of the Debt (hereinafter defined) is not actually received by Lender by close of business on the fifth (5th) day after the date on which it was due, Borrower shall pay to Lender an amount (the "Late Charge") equal to the lesser of five percent (5%) of such unpaid portion of the missed payment or the maximum amount permitted by applicable law, to defray the expenses incurred by Lender in handling and processing such delinquent payment and to compensate Lender for the loss of the use of such delinquent payment. All such Late Charges shall be automatically due and payable without notice or demand and shall be secured by the Security Instruments and the Other Security Documents.

          4.   Security; Defined Terms; Incorporation by Reference. This Note is secured by the Security Instrument and the Other Security Documents. The term "Security Instrument" as used in this Note shall mean each of the eleven (11) Mortgages, Security Agreements, Assignments of Leases and Rents and Fixture Filings, and the one (1) Deed of Trust, Security Agreement Assignment of Leases and Rents and Fixture Filing, and the two (2) Deeds to Secure Debt, Security Agreements and Assignments of Leases and Rents executed and delivered by Borrower contemporaneously with this Note and which secure the Debt (sometimes referred to individually as an "Individual Security Instrument" and sometimes referred to collectively as the "Security Instruments"). The term "Other Security Documents" means all documents other than this Note or the Security Instruments now or hereafter executed and/or delivered by Borrower and/or others and to or in favor of Lender, which wholly or partially secure, evidence or guarantee payment of the Debt, provide for any indemnity in favor of or payment to Lender related to the Debt, this Note or the Mortgaged Property (as defined in Paragraph 21(d) below), provide for any escrow/holdback arrangements or for any actions to be completed by Borrower subsequent to the date hereof, or are otherwise related to the loan evidenced by this Note, including, without limitation, the Lockbox Agreement (as defined in Paragraph 21(a)(i) below). All amounts due and payable under this Note, together with all sums due under the Security Instruments and the Other Security Documents, including any applicable Prepayment Consideration (hereinafter defined) and all applicable attorney fees and costs, are collectively referred to herein as the "Debt." Where appropriate, the singular number shall include the plural, the plural shall include the singular, and the words "Lender" and "Borrower" shall include their respective successors, assigns, heirs, personal representatives, executors and administrators.


          5.   Prepayment/Defeasance.

          (a)   When Permitted. Prior to December 1, 2011 (the "Early Payment Date"), Borrower shall not have the right to prepay all or any portion of the Debt at any time during the term of this Note (except for any prepayment permitted under the Security Instruments in the event of a casualty or condemnation). No Prepayment Consideration (hereinafter defined) will be due from any prepayment of this Note (in whole but not in part) on or after the Early Payment Date. In the event of a prepayment on or after such date, Borrower shall pay, together with the amount of such prepayment, an amount equal to (i) all accrued and unpaid interest, and (ii) any other sums due under this Note, the Security Instruments or any Other Security Document. Additionally, any such prepayment not actually received by Lender before 5:00 p.m., central time, on the 5th day of any calendar month must also include the interest which would have accrued on the amount of such prepayment during the entire calendar month in which the prepayment is made.

          (b)   Notice. Borrower may give written notice to Lender specifying the date, which date must be on or after the Early Payment Date, on which a full prepayment of the Debt is to be made (the date of any prepayment hereunder, whether pursuant to such notice or not, and whether voluntary or involuntary, being herein called the "Prepayment Date"). The Prepayment Date so designated must fall within the first ten (10) calendar days of a month during the term of this Note. Lender shall receive this notice not more than sixty (60) days and not less than thirty (30) days prior to the Prepayment Date. If any such notice of prepayment is given, the entire Debt, including any applicable Prepayment Consideration (as defined below), shall be due and payable on the Prepayment Date.

          (c)   Prepayment After Event of Default. If following the occurrence of any Event of Default, Borrower shall tender payment of an amount sufficient to satisfy the Debt at any time prior to or after a sale of the Mortgaged Property, either through foreclosure or the exercise of the other remedies available to Lender under the Security Instruments or the Other Security Documents, such tender by Borrower shall be deemed to be a voluntary prepayment under this Note in the amount tendered and in such case Borrower shall also pay to Lender, with respect to the amount tendered, the applicable Prepayment Consideration set forth in this Note, which Prepayment Consideration shall be immediately due and payable. Lender shall not be obligated to accept any such prepayment of this Note unless it is accompanied by an amount (the "Prepayment Consideration") equal to the greater of: (x) one percent (1%) of the outstanding principal balance of this Note at the time of prepayment; or (y) the Yield Maintenance Amount (hereinafter defined).

          Lender shall not be obligated to accept any such tender unless it is accompanied by all Prepayment Consideration due in connection therewith. Borrower acknowledges that the Prepayment Consideration is a bargained for consideration and not a penalty, and Borrower recognizes that Lender would incur substantial additional costs and expenses in the event of a prepayment of the Debt and that the Prepayment Consideration compensates Lender for such costs and expenses (including without limitation, the loss of lender's investment opportunity during the period from the date such tender is accepted until the Maturity Date). Borrower agrees that Lender shall not, as a condition to receiving the Prepayment Consideration, be obligated to actually reinvest


the amount prepaid in any treasury obligation or in any other manner whatsoever. Except as otherwise set forth in the Security Instruments, no Prepayment Consideration will be due for involuntary prepayments resulting from any Casualty (as defined in each Security Instrument) or Condemnation (as defined in each Security Instrument).

          Yield Maintenance Amount. The "Yield Maintenance Amount" shall mean the present value, as of the Prepayment Date, of the remaining scheduled payments of principal and interest from the Prepayment Date through the Maturity Date (including any balloon payment) determined by discounting such payments at the Discount Rate (hereinafter defined), less the amount of principal being prepaid. The term "Discount Rate" shall mean the rate which, when compounded monthly, is equivalent to the Treasury Rate (hereinafter defined) when compounded semi-annually. The term "Treasury Rate" shall mean the yield calculated by the linear interpolation of the yields, as reported in Federal Reserve Statistical Release H.15-Selected Interest Rates under the heading U.S. Government Securities/Treasury Constant Maturities for the week ending prior to the Prepayment Date, of U.S. Treasury constant maturities with maturity dates (one longer and one shorter) most nearly approximating the Maturity Date. (In the event Release H.15 is no longer published, Lender shall select a comparable publication to determine the Treasury Rate.) Lender shall notify Borrower of the amount and the basis of determination of the required Prepayment Consideration.

          (d)   Defeasance. Any provision hereof to the contrary notwithstanding, at any time during the Defeasance Period (as defined below), Borrower may obtain a release of the Mortgaged Property from the lien of the Security Instruments only upon the satisfaction of the following conditions:

             (i)   not less than thirty (30) days prior written notice shall be given to Lender specifying a date (the "Defeasance Date") on which the Defeasance Collateral (as defined below) is to be delivered, such date being the first day of the month;

             (ii)   all accrued and unpaid interest and all other sums due under this Note, the Security Instruments and the Other Security Documents up to the Defeasance Date, including, without limitation, all reasonable costs and expenses incurred by Lender or its agents in connection with such defeasance, including, without limitation, any legal fees and expenses incurred in connection with obtaining and reviewing the Defeasance Collateral, the preparation of the Defeasance Security Agreement (as defined below) and related documentation, accountant fees, and investment advisor fees, all of which shall be paid in full on or prior to the Defeasance Date;

             (iii)   no Event of Default, and no event or condition that, with the giving of notice or passage of time or both, would constitute an Event of Default, shall exist either at the time Borrower gives notice of the Defeasance Date to Lender or on the Defeasance Date;

             (iv)   Borrower shall deliver to Lender on or before the Defeasance Date direct, non-callable obligations of the United States of America in such form and amount that provide for the payments prior, but as close as possible, to all successive regularly scheduled monthly payment dates, including the Maturity Date, with such payments being equal to or greater than the amount of the corresponding monthly payment required to be paid under this Note (hereafter, "Scheduled


Defeasance Payments") for the balance of the term hereof and the amount required to be paid on the Maturity Date (such obligations are collectively and singularly referred to herein as "Defeasance Collateral") each of which shall be duly endorsed by the holder thereof as directed by Lender or accompanied by a written instrument of transfer in form and substance wholly satisfactory to Lender (including, without limitation, such instrument as may be required by the depository institution holding such securities or the issuer thereof, as the case may be, to effectuate book-entry transfers and pledges through the book-entry facilities of such institution) in order to perfect a first priority security interest in such Defeasance Collateral in favor of Lender. The Defeasance Collateral may be purchased by Lender on Borrower's behalf, in which case Borrower shall deposit with Lender at least three days before the Defeasance Date a sum sufficient, in Lender's sole and absolute discretion, to purchase the Defeasance Collateral. Any sums in excess of the amount necessary to purchase the Defeasance Collateral shall be remitted to Borrower upon release of the Mortgaged Property.

             (v)   Borrower shall deliver the following to Lender, at Borrower's cost, on or prior to the Defeasance Date:

                  (A)   a pledge and security agreement, in form and substance satisfactory to Lender in its sole discretion, creating a first priority security interest in favor of Lender in the Defeasance Collateral (the "Defeasance Security Agreement");

                  (B)   a certificate of Borrower certifying that all of the requirements hereunder for a defeasance have been satisfied;

                  (C)   an opinion of counsel for Borrower in form and substance and delivered by counsel satisfactory to Lender in its sole discretion stating, among other things, (x) that Lender has a perfected first priority security interest in the Defeasance Collateral, (y) that the Defeasance Security Agreement is enforceable against Borrower in accordance with its terms and (z) that the defeasance will not cause the entity which holds this Note to fail to qualify as a "real estate mortgage investment conduit" (a "REMIC"), within the meaning of Section 860D of the Internal Revenue Code of 1986, as amended from time to time or any successor statute (the "Code");

                  (D)   an opinion of an independent certified public accountant acceptable to Lender representing and warranting to Lender that the Defeasance Collateral will generate monthly amounts equal to or greater than the Scheduled Defeasance Payments including the amount required to be paid on the Maturity Date of this Note, and such other approvals required by Lender;

                  (E)   evidence in writing from each of the Rating Agencies (as defined below) to the effect that such release will not result in a qualification, downgrade or withdrawal of any rating in effect immediately prior to the Defeasance Date for any securities or "Pass-Through Certificates" issued pursuant to the terms of a trust and servicing agreement in the event that this Note or any interest therein is included in a REMIC or other securitization vehicle;

                  (F)   such other certificates, opinions, documents or instruments as Lender may reasonably require; and


                  (G)   upon approval by Lender of the schedule of Defeasance Collateral to be delivered to Lender, Borrower shall (i) pay Lender a nonrefundable fee, in an amount reasonably determined by Lender, as compensation for the review, analysis and processing of the defeasance request; and (ii) if required by Lender, deposit with Lender an amount estimated by Lender to be sufficient to fund all other fees, costs and expenses related to the defeasance, including Lender's reasonable attorneys' fees and expenses and rating agency fees, if any and expenses together with all expenses and costs associated with the release of the lien on the Mortgaged Property. Borrower shall be responsible for all fees, costs and expenses associated with the defeasance which, if not covered by the above deposit, shall be paid to Lender no later than the Defeasance Date.

          Upon compliance with the foregoing requirements relating to the delivery of the Defeasance Collateral, the Mortgaged Property shall be released from the lien of the Security Instruments and the Defeasance Collateral shall constitute collateral which shall secure this Note and the Debt.

          The "Defeasance Period" shall mean the period of time: (1) commencing on the date which is the later to occur of: (A) two years after the "start-up day", within the meaning of Section 860(G)(a)(9) of the Code, of the REMIC that holds this Note; and (B) three (3) years after the date of the first regularly scheduled monthly payment due hereunder, and (2) ending on the Early Payment Date. The "Rating Agencies" shall mean, collectively, Standard & Poor's Ratings Service, a division of The McGraw Hill Companies, Inc., Fitch IBCA, Inc., Moody's Investors Service, Inc. or Duff and Phelps Credit Rating Co., and their respective successors and assigns, to the extent each of the foregoing performed credit rating services for the REMIC or other securitization vehicle which owns this Note.

          (e)   Successor Borrower. In connection with a defeasance under this Section, Borrower shall establish or designate a successor entity (the "Successor Borrower") which shall be a single purpose entity approved by Lender in its sole discretion. Borrower shall transfer and assign all obligations, rights and duties under and to this Note together with the Defeasance Collateral to such Successor Borrower. Such Successor Borrower shall assume the obligations under this Note and the Security Instrument and Borrower shall be relieved of its obligations under such documents except for any such representations that specifically survive the defeasance. Borrower shall pay $1,000 to any such Successor Borrower as consideration for assuming the obligations under this Note and the Security Instrument. Borrower shall pay all costs and expenses incurred by Lender, including Lender's attorneys' fees and expenses, incurred in connection with establishment of the Successor Borrower.

          (f)   Defeasance Collateral Account. All cash from interest and principal payments paid on the Defeasance Collateral shall be paid over to Lender for each Scheduled Defeasance Payment and applied first to accrued and unpaid interest and then to principal. Any cash from interest and principal paid on the Defeasance Collateral not needed to pay accrued and unpaid interest or principal shall be retained in a designated account established by Borrower or Successor Borrower as the case may be, (the "Defeasance Collateral Account") which shall constitute additional collateral for the loan evidenced hereby. The Defeasance Collateral Account shall contain only cash from interest and principal paid on the Defeasance Collateral. Borrower or Successor Borrower, as applicable, shall be the owner of the Defeasance Collateral Account and shall report all income


accrued thereon for federal, state and local income tax purposes and shall pay all costs and expenses associated with opening and maintaining the account and may pay all costs and expenses associated with maintaining the Successor Borrower from such account. Lender shall have no responsibility to fund any Scheduled Defeasance Payments and shall not be liable in any way by reason of any insufficiency in the Defeasance Collateral Account. Upon an assumption by Successor Borrower acceptable to Lender, Borrower shall be relieved of its obligations under this Note and the Defeasance Security Agreement and, to the extent such documents relate to the Mortgaged Property, the Other Security Documents.

          (g)   Release of Security Instruments Following Defeasance. Upon compliance with the requirements hereunder for a defeasance, the Mortgaged Property shall be released from the lien of each of the Security Instruments and the Other Security Documents, and the Defeasance Collateral shall constitute collateral securing this Note. Lender will, at Borrower's expense, execute and deliver any agreements reasonably requested by Borrower to release the lien of the Security Instruments from the Mortgaged Property.

          (h)   Purchase of Defeasance Collateral. In the event of purchase by Lender of the Defeasance Collateral, such purchase may, in Lender's sole and absolute discretion be through an affiliate of Lender or a third party entity. Borrower shall be responsible for the payment of any brokerage or other transaction fees in connection with such purchase.

          6.   Default. An "Event of Default" shall occur if:

          (a)   Borrower fails to make the full and punctual payment of any amount payable hereunder or under any of the Security Instruments or Other Security Documents on a monthly basis, which failure is not cured on or before the fifth (5th) day after the date of written notice from Lender to Borrower of such failure;

          (b)   Borrower fails to pay the entire outstanding principal balance hereunder, together with all accrued and unpaid interest, on the date when due, whether on the Maturity Date, upon acceleration or prepayment or otherwise; or

          (c)   an Event of Default (as defined in any of the Security Instruments or any of the Other Security Documents) has occurred under any of the Security Instruments and/or Other Security Documents.

          7.   Acceleration. The whole of the Debt, including without limitation, the principal sum of this Note, all accrued interest and all other sums due under this Note, the Security Instruments and the Other Security Documents, together with any applicable Prepayment Consideration, shall become immediately due and payable at the option of Lender, without notice, at any time following the occurrence of an Event of Default.

          8.   Default Interest. Upon the occurrence of an Event of Default (including without limitation, the failure of Borrower to pay the Debt in full on the Maturity Date), Lender shall be entitled to


receive and Borrower shall pay interest on the entire unpaid principal balance at the rate (the "Default Rate") equal to the greater of: (a) four percent (4%) above the Applicable Interest Rate; or (b) four percent (4%) above the Prime Rate (hereinafter defined) in effect at the time of the occurrence of the Event of Default; provided, however, that notwithstanding the foregoing, in no event shall the Default Rate exceed the Maximum Rate (hereinafter defined). The term "Prime Rate" shall mean the prime rate reported in the Money Rates section of The Wall Street Journal for the date (the "Default Rate Calculation Date") upon which the Event of Default occurred, or if no publication occurs upon such date, then the date of publication immediately preceding the date of the Event of Default. In the event that The Wall Street Journal should cease or temporarily interrupt publication, the term "Prime Rate" shall mean the daily average prime rate published upon the Default Rate Calculation Date in another business newspaper, or business section of a newspaper, of national standing chosen by Lender. In the event that a prime rate is no longer generally published or is limited, regulated or administered by a governmental or quasi-governmental body, then Lender shall select a comparable interest rate index which is readily available and verifiable to Borrower but is beyond Lender's control. The Default Rate shall be computed from the occurrence of the Event of Default until the actual payment in full of the Debt. This charge shall be added to the Debt, and shall be deemed secured by the Security Instruments. This clause, however, shall not be construed as an agreement or privilege to extend the Maturity Date, nor as a waiver of any other right or remedy accruing to Lender by reason of the occurrence of any Event of Default.

          9.   Attorney Fees. In the event that Lender employs attorney(s) to collect the Debt, to enforce the provisions of this Note or to protect or foreclose the security herefor, Borrower agrees to pay Lender's attorney fees and disbursements, whether or not suit be brought. Such fees shall be immediately due and payable.

          10.   Limit of Validity. This Note is subject to the express condition that at no time shall Borrower be obligated or required to pay interest or other charges on the Debt at a rate which may subject Lender to civil or criminal liability as a result of such rate exceeding the maximum interest rate which Borrower is permitted to pay by applicable law (the "Maximum Rate"). If by the terms of this Note, Borrower is at any time required or obligated to pay interest or other charges on the Debt at a rate in excess of the Maximum Rate, the rate of interest due under this Note shall be deemed to be immediately reduced to the Maximum Rate and any previous payments in excess of the Maximum Rate shall be deemed to have been payments in reduction of principal and not on account of the interest due hereunder.

          11.   No Oral Amendments. This Note may not be modified, amended, waived, extended, changed, discharged or terminated orally or by any act or failure to act on the part of Borrower or Lender, but only by an agreement in writing signed by the party against whom enforcement of any modification, amendment, waiver, extension, change, discharge or termination is sought.

          12.   Exculpation. Subject to the provisions of this Section, Borrower's liability under this Note, the Security Instruments or the Other Security Documents shall only extend to the Mortgaged Property and other collateral given to secure the Debt, and Lender shall not enforce such liability against any other asset, property or funds of Borrower or any person or entity constituting Borrower;


provided, however, the foregoing shall not: (a) impair the right of lender to bring suit and obtain personal, recourse judgment against any person or entity (including Borrower or any person or entity constituting Borrower) relating to any losses sustained by Lender in connection with any fraud, intentional misrepresentation, waste, or misappropriation of tenant security deposits or rents collected more than one (1) month in advance by Borrower; (b) impair the right of Lender to name, and obtain a judgment against any person or entity (including Borrower or any person or entity constituting Borrower) to the extent required by law to either obtain a judgment of specific performance with respect to any of the provisions of this Note, the Security Instruments or any of the Other Security Documents, or to foreclose the Security Instruments and obtain title to the Mortgaged Property and other collateral given to secure the Debt; (c) affect the validity or enforceability of, or impair the right of Lender to bring suit and obtain personal, recourse judgment against any person or entity (including Borrower or any person or entity constituting Borrower) to enforce any guaranty, indemnity or release of liability made by such person or entity (whether made in this Note, the Security Instruments, any of the Other Security Documents or in any other separate agreement); (d) impair the right of Lender to obtain the appointment of a receiver; (e) impair the enforcement of any Assignment of Leases and Rents executed in connection herewith; or (f) affect the validity or enforceability of, or impair the right of Lender to bring suit and obtain personal, recourse judgment against any person or entity (including Borrower or any person or entity constituting Borrower) relating to any losses sustained by Lender in connection with any of the provisions of this Note, the Security Instruments or any of the Other Security Documents requiring that: (i) any person or entity maintain any insurance over any of the Mortgaged Property, or (ii) any insurance proceeds or condemnation awards be paid to Lender; or (g) impair the right of Lender to bring suit and obtain personal, recourse judgment against any person or entity (including Borrower or any person or entity constituting Borrower) for the full amount of the Debt if the Mortgaged Property or any part thereof shall become an asset in: (i) a voluntary bankruptcy or insolvency proceeding, or (ii) an involuntary bankruptcy or insolvency proceeding: (A) which is commenced by any person or entity controlling, controlled by or under common control with borrower (the "Borrowing Group") or (B) in which any member of the Borrowing Group objects to a motion by Lender for relief from any stay or injunction from the foreclosure of the Security Instruments or any other remedial action permitted under this Note, the Security Instruments or any of the Other Security Documents. Items (a) through (g) above are collectively the "Non-Recourse Exceptions". Borrower's liability under the Non-Recourse Exceptions, excepting item (g), shall be limited to the amount of any losses or damages sustained by Lender in connection with such Non-Recourse Exceptions. Nothing herein shall be deemed to be a waiver of any right which Lender may have under Sections 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the Debt secured by the Security Instruments or to require that all of the Mortgaged Property and other collateral given to secure the Debt shall continue to secure all of the Debt.

          13.   Assignment. This Note may be freely transferred and assigned by Lender, its successors, endorsees and assigns. Borrower's right to transfer its rights and obligations with respect to the Debt, and to be released from liability under this Note, shall be governed by the Security Instruments.


          14.   Applicable Law, Jurisdiction. This Note shall be governed and construed in accordance with the laws of the state in which the real property encumbered by the Security Instrument is located. Borrower hereby submits to personal jurisdiction in the state courts located in said state and the federal courts of the United States of America located in said state for the enforcement of Borrower's obligations hereunder and waives any and all personal rights under the law of any other state to object to jurisdiction within such state for the purposes of any action, suit, proceeding or litigation to enforce such obligations of Borrower.

          15.   Joint and Several Liability. If Borrower consists of more than one person or entity, the obligations and liabilities of each such person or entity shall be joint and several.

          16.   Waiver of Presentment, Etc. Borrower and all others who may become liable for the payment of all or any part of the Debt do hereby severally waive presentment and demand for payment, notice of dishonor, protest, notice of protest, and notice of intent to accelerate the maturity hereof (and of such acceleration), except to the extent that specific notices are required by this Note, the Security Instruments or the Other Security Documents.

          17.   No Waiver. Any failure by Lender to insist upon strict performance by Borrower of any of the provisions of this Note, the Security Instruments or the Other Security Documents shall not be deemed to be a waiver of any of the terms or provisions of this Note, the Security Instruments or the Other Security Documents, and Lender shall have the right thereafter to insist upon strict performance by Borrower of any and all of the terms and provisions of this Note, the Security Instruments or the Other Security Documents.

          18.   Notices. Except as otherwise specified herein, any notice, consent, request or other communication required or permitted to be given hereunder shall be in writing, addressed to the other party as set forth below (or to such other address or person as either party or person entitled to notice may by notice to the other party specify), and shall be: (a) personally delivered; (b) delivered by Federal Express or other comparable overnight delivery service; or (c) transmitted by United States certified mail, return receipt requested with postage prepaid; to:

Lender:	PNC Bank, National Association 210 West 10th Street, 6th Floor Kansas City, Missouri 64105
Borrower:	Locke Sovran II L.L.C. 6467 Main Street Buffalo, New York 14221

Unless otherwise specified, all notices and other communications shall be deemed to have been duly given on the first to occur of actual receipt of the same or: (i) the date of delivery if personally delivered; (ii) one (1) business day after depositing the same with the delivery service if by overnight delivery service; and (iii) three (3) days following posting if transmitted by mail. Borrower must prominently display Lender's Loan Number on all notices or communications to Lender.


          19.   Severability. If any term, covenant or condition of this Note is held to be invalid, illegal or unenforceable in any respect, this Note shall be construed without such provision.

          20.   Time of the Essence. Time shall be of the essence in the performance of all obligations of Borrower hereunder.

          21.   Additional Terms and Provisions. Certain additional and supplemental terms and provisions of this Note are set forth in this paragraph. The terms and provisions of this paragraph control and supersede any conflicting terms and provisions contained in this Note.

               (a)   Anything herein to the contrary notwithstanding, if Lender determines, in its sole discretion, at any time during the calendar month immediately preceding the Maturity Date that the Loan will not be paid as required on the Maturity Date, Lender shall have the option to forbear from exercising its rights under this Note, the Security Instruments and the Other Security Documents to foreclose upon the Mortgaged Property (an "Optional Lender Forbearance"). In such event, Lender shall notify Borrower of such decision and the following shall occur:

     (i)   On the first day of the month immediately following the Maturity Date and on the first day of each calendar month thereafter, Borrower shall pay to Lender an amount (each a "Property Cash Flow Payment Amount") equal to the greater of (a) the Monthly Debt Service Payment Amount and (b) Gross Income (as defined in the Security Agreement and Lockbox Agreement (the "Lockbox Agreement") executed contemporaneously herewith) received by it in connection with the Mortgaged Property.

     (ii)   Each Property Cash Flow Payment Amount paid after the Maturity Date shall be applied in accordance with the Lockbox Agreement. Interest accrued at the Adjusted Interest Rate and not paid shall be deferred and added to the indebtedness evidenced by this Note.

     (iii)   Lender's decision to forbear from exercising its rights under this Note, the Security Instruments and the Other Security Documents shall be revocable at any time by Lender without notice to Borrower. Upon any such revocation, Lender shall be entitled to pursue any and all remedies available to it under this Note, the Security Instruments, the Other Security Documents, at law or in equity.

(iv) Anything herein to the contrary notwithstanding, Borrower shall have the right to pay the Loan in full on the Maturity Date.

               (b)   Paragraph 1 is amended to add the following at the end of said paragraph: "In the case of an Optional Lender Forbearance as provided herein, the term "Applicable Interest Rate" shall mean the Adjusted Interest Rate from and after the Maturity Date through and including the date this Note is paid in full. The term "Adjusted Interest Rate" shall mean the greater of (x) the Initial


Interest Rate plus four percent (4.0%); or (y) the Yield Rate on the then-current on-the-run 10-year U.S. Treasury Obligation (the "Specified U.S. Treasury Security") plus four percent (4.0%). The term "Yield Rate" shall mean the yield rate for the Specified U.S. Treasury Security as such yield rate is reported in the Wall Street Journal on the fifth (5th) business day preceding the Maturity Date. In the event that no such yield rate is published for the Specified U.S. Treasury Security, then the nearest equivalent U.S. Treasury Security shall be selected at Lender's sole discretion, and the yield rate therefor shall be the "Yield Rate". If the publication of such yield rates in the Wall Street Journal is discontinued, Lender shall determine such yield rates from another source selected by Lender."

               (c)   Paragraph 2 is amended to insert the following at the beginning of the first sentence: "Except as set forth in the Lockbox Agreement (as defined in Paragraph 21(a)(i) below)."

               (d)   For purposes hereof the term "Mortgaged Property" shall mean the "Mortgaged Property" (as defined in the Security Instruments taken collectively), and the term "Individual Property" shall mean each "Mortgaged Property" (as defined in each "Individual Security Instrument"). With respect to Borrower and the Mortgaged Property, nothing contained herein or in any of the Security Instruments or the other Security Documents shall be construed as requiring Lender to resort to any Individual Property for the satisfaction of any of the Debt in preference or priority to any other Individual Property, and Lender may seek satisfaction out of all of the Mortgaged Property or any part thereof, in its absolute discretion in respect of the Debt. In addition, Lender shall have the right from time to time to partially foreclose the Security Instrument in any manner and for any amounts secured by the Security Instruments then due and payable as determined by Lender in its sole discretion including, without limitation, the following circumstances: (i) in the event Borrower defaults beyond any applicable grace period in the payment of one or more scheduled payments of principal and interest, Lender may foreclose one or more of the Security Instruments to recover such delinquent payments, or (ii) in the event Lender elects to accelerate less than the entire outstanding principal balance of the Loan, Lender may foreclose one or more of the Security Instruments to recover so much of the principal balance of the Loan as Lender may accelerate and such other sums secured by one or more of the Security Instruments as Lender may elect. Notwithstanding one or more partial foreclosures, the Mortgaged Property shall remain subject to the Security Instruments to secure payment of sums secured by the Security Instruments and not previously recovered.

               (e)   Borrower acknowledges that Lender has made the Loan to Borrower upon the security of its collective interest in the Mortgaged Property and in reliance upon the aggregate of each Individual Property constituting the Mortgaged Property taken together being of greater value as collateral security than the sum of each Individual Property constituting the Mortgaged Property taken separately. Borrower agrees that: (i) an Event of Default under any of the Security Instruments shall constitute an Event of Default under this Note and under each of the other Individual Security Instruments; (ii) an Event of Default under this Note or the Other Security Documents shall constitute an Event of Default under each Security Instrument; (iii) each Individual Security Instrument shall constitute security for the Note as if a single blanket lien were placed on all


of the Mortgaged Property as security for the Note; and (iv) such cross-defaulting shall in no event be deemed to constitute a fraudulent conveyance.

               (f)   Anything herein to the contrary notwithstanding, Borrower shall not have the right to obtain the release of any Individual Property from the lien of any Security Instrument or the Other Security Documents pursuant to Paragraph 5(d) unless Borrower simultaneously obtains the release of all of the Mortgaged Property.

               (g)   The first sentence of Paragraph 14 is amended to read as follows: "This Note shall be governed and constructed in accordance with the internal laws of the State of New York without regard to principles of conflicts of laws."

               (h)   The following sentence is added as the fourth sentence of Paragraph 8: "The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate charged by banks including, without limitation, Lender."

          BORROWER AND LENDER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON THE LOAN EVIDENCED BY THIS NOTE OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE, THE SECURITY INSTRUMENTS OR ANY OF THE OTHER SECURITY DOCUMENTS, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENT (WHETHER VERBAL OR WRITTEN) OR ACTION OF BORROWER OR LENDER. THIS PROVISION IS A MATERIAL INDUCEMENT FOR LENDER'S MAKING OF THE LOAN SECURED BY THE SECURITY INSTRUMENTS AND THE OTHER SECURITY DOCUMENTS.

           IN WITNESS WHEREOF, Borrower has duly executed this Promissory Note as a sealed instrument to be effective the day and year first above written.

"BORROWER"

LOCKE SOVRAN II L.L.C., a New York limited
liability company, by its Manager

By: LOCKE SOVRAN II MANAGER, INC., a
Delaware corporation

By:________________________________________
     Michael J. Rogers, Vice President


ACKNOWLEDGMENT (IN NEW YORK STATE)

THE STATE OF NEW YORK	:
:
COUNTY OF ERIE	:

          On the 12th day of February, in the year 2002, before me, the undersigned, a Notary Public in and for said State, personally appeared MICHAEL J. ROGERS personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity as Vice President of Locke Sovran II Manager, Inc., a Delaware corporation, the Manager of Locke Sovran II L.L.C., a New York limited liability company, on behalf of said corporation and limited liability company, and that by his signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument.

______________________________________ (Signature and Office of Individual Taking Acknowledgment)


Pay to the order of ____________________________________________, without recourse.

PNC BANK, NATIONAL ASSOCIATION By:___________________________________ Jeannette Butler, Vice President


Sovran Self Storage, Inc.
Exhibit (12.1) - Statement Re: Computation of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2002	2001	2000	1999	1998
Earnings:
Net income available to common shareholders	$21,208	$21,234	$22,752	$24,346	$23,540
Fixed charges	20,805	17,955	21,279	15,944	9,925
Earnings (1)	42,013	39,189	44,031	40,290	33,465

Fixed charges:
Interest expense	14,664	13,940	17,497	13,927	9,601
Preferred stock dividends	5,093	2,955	2,955	1,239	-
Amortization of financing fees	1,048	1,060	827	778	324
Fixed charges (2)	$20,805	$17,955	$21,279	$15,944	$ 9,925

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	2.02	2.18	2.07	2.53	3.37


Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Annual Report of Sovran Self Storage, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          March 27, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer


Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) and the Registration Statement (Form S-8 No. 333-42272) pertaining to the 1995 Award and Option Plan and to the 1995 Outside Directors' Stock Option Plan, the Registration Statement (Form S-8 No. 333-42270) pertaining to the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc., the Registration Statement (Form S-3 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc., the Registration Statement (Form S-8 No. 333-73806) pertaining to the 1995 Award and Option Plan, and the Registration Statement (Form S-3 No. 333-97715) pertaining to the Series C Convertible Cumulative Preferred Stock; Common Stock underlying the Series C Convertible Cumulative Preferred Stock; Common Stock Warrants and Common Stock underlying the Common Stock Warrants of our report dated January 28, 2003 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 28, 2003 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

ERNST & YOUNG LLP

Buffalo, New York
March 27, 2003