Form 10-Q
period 2003-03-31
SOVRAN SELF STORAGE INC
filed 2003-05-12
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number: 1-13820

SOVRAN SELF STORAGE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	16-1194043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6467 Main Street
Buffalo, NY 14221
(Address of principal executive offices) (Zip code)

(716) 633-1850
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

As of May 9, 2003 there were outstanding 13,005,056 shares of the registrant's Common Stock, $.01 par value.


PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
	March 31, 2003	December 31,
(dollars in thousands, except share data)	(unaudited)	2002
Assets
Investment in storage facilities:
Land	$ 133,228	$ 132,853
Building and equipment	580,891	577,988
	714,119	710,841
Less: accumulated depreciation	(79,771)	(75,344)
Investment in storage facilities, net	634,348	635,497
Cash and cash equivalents	6,020	2,063
Accounts receivable	1,418	1,785
Receivable from related parties	98	98
Receivable from joint ventures	2,167	2,023
Investment in joint ventures	3,292	3,386
Prepaid expenses	2,695	2,719
Other assets	4,518	4,766
Total Assets	$ 654,556 =======	$ 652,337 =======
Liabilities
Line of credit	$136,000	$128,000
Term note	75,000	75,000
Accounts payable and accrued liabilities	3,566	5,024
Deferred revenue	3,905	3,468
Fair value of interest rate swap agreements	10,116	10,020
Accrued dividends	7,774	7,791
Capital lease obligations	1,803	1,933
Mortgage payable	47,337	47,519
Total Liabilities	285,501	278,755
Minority interest - Operating Partnership	14,230	14,277
Minority interest - consolidated joint venture	16,308	16,531

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	67,129	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 12,955,556 shares outstanding (12,984,339 at December 31, 2002)	141	140
Additional paid-in capital	320,395	317,423
Unearned restricted stock	(2,025)	(2,134)
Dividends in excess of net income	(38,417)	(35,124)
Accumulated other comprehensive loss	(10,116)	(10,020)
Treasury stock at cost, 1,171,886 shares (1,026,070 shares at December 31, 2002)	(27,175)	(23,225)
Total Shareholders' Equity	338,517	342,774
Total Liabilities and Shareholders' Equity	$654,556 =======	$652,337 =======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except share data)	January 1, 2003 to March 31, 2003	January 1, 2002 to March 31, 2002
Revenues:
Rental income	$ 26,468	$ 23,783
Other operating income	587	384
Total revenues	27,055	24,167

Expenses:
Property operations and maintenance	6,842	5,628
Real estate taxes	2,638	2,326
General and administrative	2,310	2,024
Depreciation and amortization	4,680	4,096
Total operating expenses	16,470	14,074

Income from operations	10,585	10,093
Other income (expense):
Interest expense	(3,557)	(3,483)
Interest income	104	82
Minority interest - Operating Partnership	(286)	(302)
Minority interest - consolidated joint venture	(163)	(276)
Equity in income (losses) of joint ventures	2	(5)
Net Income	6,685	6,109
Preferred stock dividends	(2,204)	(739)
Net income available to common shareholders	$ 4,481 =======	$ 5,370 ========

Per common share:
Earnings per common share - basic	$ 0.35 ========	$ 0.43 ========

Earnings per common share - diluted	$ 0.34 ========	$ 0.42 ========

Common shares used in basic earnings per share calculation	12,970,273	12,434,310
Common shares used in diluted earnings per share calculation	13,066,565	12,666,535

Dividends declared per common share	$ 0.60 ==========	$ 0.59 ==========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2003 to March 31, 2003	January 1, 2002 to March 31, 2002
Operating Activities
Net income	$ 6,685	$ 6,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,680	4,096
Equity in (income) losses of joint ventures	(2)	5
Minority interest	449	578
Restricted stock earned	109	160
Changes in assets and liabilities:
Accounts receivable	367	(18)
Prepaid expenses	24	(256)
Accounts payable and other liabilities	(1,458)	342
Deferred revenue	437	233
Net cash provided by operating activities	11,291	11,249

Investing Activities
Additions to storage facilities	(3,283)	(31,359)
Advances to joint ventures	(171)	(441)
Net cash used in investing activities	(3,454)	(31,800)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	2,973	3,925
Proceeds from (paydown of) line of credit	8,000	(12,000)
Proceeds from mortgage financing	-	48,000
Financing costs	-	(296)
Dividends paid-common stock	(7,791)	(7,379)
Dividends paid-preferred stock	(2,204)	(739)
Distributions from unconsolidated joint venture	123	-
Minority interest distributions	(719)	(630)
Purchase of treasury stock	(3,950)	-
Redemption of Operating Partnership Units	-	(3,029)
Mortgage and capital lease principal payments	(312)	(9)
Net cash (used in) provided by financing activities	(3,880)	27,843
Net increase in cash	3,957	7,292
Cash at beginning of period	2,063	1,883
Cash at end of period	$ 6,020 ========	$ 9,175 =========
Supplemental cash flow information Cash paid for interest	$ 3,557	$ 3,237
Fair value of net liabilities assumed on the acquisition of storage facilities	-	251

Dividends declared but unpaid were $7,774 at March 31, 2003 and $7,379 at March 31, 2002.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2003, the Company owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage"Registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership holding a 95.89% ownership interest therein as of March 31, 2003. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned or controlled are reported using the equity method.

3.	STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share information):

Three Months Ended March 31,
(dollars in thousands, except per share data)	2003	2002
Net income available to common shareholders as reported	$ 4,481	$ 5,370
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(44)	(45)
Pro forma net income available to common shareholders	$ 4,437	$ 5,325
Earnings per common share
Basic - as reported	$ 0.35	$ 0.43
Basic - pro forma	$ 0.34	$ 0.43
Diluted - as reported	$ 0.34	$ 0.42
Diluted - pro forma	$ 0.34	$ 0.42
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the three-month period ended March 31, 2003.

(dollars in thousands)
Cost:
Beginning balance	$ 710,841
Property acquisitions	-
Improvements and equipment additions	3,291
Dispositions	(13)
Ending balance	$ 714,119
Accumulated Depreciation:
Beginning balance	$ 75,344
Additions during the period	4,433
Dispositions	(6)
Ending balance	$ 79,771
5.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Company has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375% and a $75 million term loan due November 2003 (extendable, at the Company's option to November 2005) at LIBOR plus 1.75%. The weighted average interest rate at March 31, 2003 on the Company's credit facility before the effect of interest rate swaps was approximately 2.8%. At March 31, 2003, there was $14 million available on the line of credit.

The Company has entered into three interest rate swap agreements, one in March 2001 for $50 million and two in September 2001 for $50 million and $30 million, to effectively convert a total


of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreements matures in November 2005, the other matures in October 2006, and the $30 million swap agreement matures in September 2008.

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.6 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at March 31, 2003 was a $10.1 million liability.

6.	MORTGAGES PAYABLE AND CAPITAL LEASE OBLIGATIONS

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $6.6 million and $7.4 million for the three months ended March 31, 2003 and 2002, respectively.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2003. The majority of the $1.6 million investment relates to interest bearing loans made by the Company to the joint venture.


A summary of the unconsolidated joint ventures' operating statements as for the three-months ended March 31, 2003 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 1,494	$ 232
Total expenses	1,510	233
Net loss	$ (16) =======	$ (1) ======

The Company does not guarantee the debt of Locke Sovran I, LLC; it does guarantee a $900,000 demand note payable of Iskalo Office Holdings, LLC.

10.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company deducts preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Numerator:
Net income available to common shareholders	$ 4,481	$ 5,370

Denominator:
Denominator for basic earnings per share - weighted average shares	12,970	12,434

Effect of Dilutive Securities:
Stock options	97	233
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	13,067	12,667

Basic earnings per common share	$ 0.35	$ 0.43
Diluted earnings per common share	$ 0.34	$ 0.42

Potential common shares from the Series C Convertible Preferred Stock and related warrants were excluded from the 2003 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company operates as a Real Estate Investment Trust ("REIT") and owns and/or manages a portfolio of 264 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

 The Company's unsecured credit facility provides availability up to $150 million, of which $136 million was drawn on March 31, 2003. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

In addition to the credit facility, the Company has a $75 million unsecured term note bearing interest at LIBOR plus 1.75%. The $75 million note has a maturity date of November 2003, but can be extended through November 2005 at the Company's option.

The credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).


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

In 2003, the Company acquired 145,816 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. Through March 31, 2003, the Company has reacquired 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

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

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of March 31, 2003, 554,865 Units are outstanding that were issued in exchange for property at the request of the sellers.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the three months ended March 31, 2003, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 THROUGH MARCH 31, 2003, COMPARED TO THE PERIOD JANUARY 1, 2002 THROUGH MARCH 31, 2002 (DOLLARS IN THOUSANDS)

The Company recorded rental revenues of $26.5 million for the quarter ended March 31, 2003, an increase of $2.7 million or 11.3% when compared to 2002 rental revenues of $23.8 million. Of this increase, $1.1 million resulted from a 4.4% increase in revenues at the 241 core properties considered in same store sales. The remaining $1.6 million increase in rental revenues resulted from the acquisition of 23 stores during 2002. Other income increased $0.2 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.5 million or 19.2% in 2003 compared to 2002. Of this, $0.6 million was related to the facilities acquired in 2002. The remaining $0.9 million increase was due to increased insurance, personnel, truck, and snow removal expenses and increased property taxes at the 241 core properties considered same stores.

General and administrative expenses increased $0.3 million or 14.1%. The increase primarily resulted from increased cost in the Company's call center and the increased costs associated with operating the properties acquired in 2002.

Depreciation and amortization expense increased to $4.7 million from $4.1 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002.

Income from operations increased from $10.1 million in 2002 to $10.6 million in 2003 as a result of the aforementioned items.

Interest expense increased from $3.5 million to $3.6 million as a result of the mortgage debt incurred in February 2002 on the consolidated joint venture properties.

The increase in preferred stock dividends and the reduction in net income available to common shareholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.


FUNDS FROM OPERATIONS

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

(in thousands)	Three months ended March 31, 2003	Three months ended March 31, 2002
Net income	$ 6,685	$ 6,109
Minority interest in income	449	578
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	4,438	3,903
Depreciation and amortization from unconsolidated joint ventures	91	114
Preferred stock dividends	(2,204)	(739)
Funds from operations allocable to minority interest in Operating Partnership	(381)	(446)
Funds from operations allocable to minority interest in consolidated joint venture	(387)	(460)
FFO available to common shareholders	$ 8,691 ======	$ 9,059 ========

INFLATION

The Company does not believe that inflation has had or will have a direct adverse effect on its operations. Substantially all of the leases at the facilities allow for monthly rent increases, which provides the Company with the opportunity to achieve increases in rental income as each lease matures.


SEASONALITY

The Company's revenues typically have been higher in the third and fourth quarters, primarily because the Company increases its rental rates on most of its storage units at the beginning of May and, to a lesser extent, because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, the Company believes that its tenant mix, diverse geographical locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, the Company does not expect seasonality to materially affect distributions to shareholders.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At March 31, 2003, the Company has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured credit facility in place through November 2003 enabling the Company to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Company's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Company's debt through the interest rate swap termination dates.

Because all but $130 million of the Company's outstanding unsecured debt of $211 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption " Quantitative and Qualitative Disclosures About Market Risk " in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" above.


ITEM 4.	controls and procedures

As of March 31, 2003, an evaluation was performed under the supervision and with participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.

ITEM 5.	OTHER INFORMATION

No disclosure required.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed subsequent to the first quarter of 2003
The Company furnished a Current Report on Form 8-K dated May 7, 2003, attaching a press release announcing earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
May 12, 2003 Date

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

Date:          May 12, 2003

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

Date:          May 12, 2003

/ S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer


Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Self Storage, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          May 12, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer