Form 10-Q
period 2003-06-30
SOVRAN SELF STORAGE INC
filed 2003-08-11
CIK 944314

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 8, 2003 there were outstanding 13,389,747 shares of the registrant's Common Stock, $.01 par value.


PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
(dollars in thousands, except share data)	June 30, 2003 (unaudited)	December 31, 2002
Assets
Investment in storage facilities:
Land	$ 133,229	$ 132,853
Building and equipment	586,399	577,988
	719,628	710,841
Less: accumulated depreciation	(84,184)	(75,344)
Investment in storage facilities, net	635,444	635,497
Cash and cash equivalents	7,154	2,063
Accounts receivable	1,489	1,785
Receivable from related parties	99	98
Receivable from joint ventures	2,032	2,023
Investment in joint ventures	3,227	3,386
Prepaid expenses	2,893	2,719
Other assets	5,799	4,766
Total Assets	$ 658,137 ======	$ 652,337 ======
Liabilities
Line of credit	$131,000	$128,000
Term note	75,000	75,000
Accounts payable and accrued liabilities	6,934	5,024
Deferred revenue	3,790	3,468
Fair value of interest rate swap agreements	11,323	10,020
Accrued dividends	7,948	7,791
Capital lease obligations	3,202	1,933
Mortgage payable	47,170	47,519
Total Liabilities	286,367	278,755
Minority interest - Operating Partnership	14,218	14,277
Minority interest - consolidated joint venture	16,073	16,531

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	67,129	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 13,220,972 shares outstanding (12,984,339 at December 31, 2002)	144	140
Additional paid-in capital	327,042	317,423
Unearned restricted stock	(1,916)	(2,134)
Dividends in excess of net income	(41,007)	(35,124)
Accumulated other comprehensive loss	(11,323)	(10,020)
Treasury stock at cost, 1,171,886 shares (1,026,070 shares at December 31, 2002)	(27,175)	(23,225)
Total Shareholders' Equity	341,479	342,774
Total Liabilities and Shareholders' Equity	$658,137 ======	$652,337 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	April 1, 2003 to June 30, 2003	April 1, 2002 to June 30, 2002
Revenues:
Rental income	$ 27,224	$ 24,699
Other operating income	697	478
Total revenues	27,921	25,177

Expenses:
Property operations and maintenance	6,914	5,592
Real estate taxes	2,518	2,376
General and administrative	2,356	1,974
Depreciation and amortization	4,671	4,202
Total operating expenses	16,459	14,144

Income from operations	11,462	11,033
Other income (expense):
Interest expense	(3,562)	(3,895)
Interest income	104	94
Minority interest - Operating Partnership	(321)	(311)
Minority interest - consolidated joint venture	(152)	(225)
Equity in income (losses) of joint ventures	31	(51)
Net Income	7,562	6,645
Preferred stock dividends	(2,204)	(739)
Net income available to common shareholders	$ 5,358 =======	$ 5,906 ========

Per common share:
Earnings per common share - basic	$ 0.41 ========	$ 0.47 ========

Earnings per common share - diluted	$ 0.41 ========	$ 0.46 ========

Common shares used in basic earnings per share calculation	13,060,212	12,603,818
Common shares used in diluted earnings per share calculation	13,184,273	12,807,202

Dividends declared per common share	$ 0.60 ==========	$ 0.59 ==========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2003 to June 30, 2003	January 1, 2002 to June 30, 2002
Revenues:
Rental income	$ 53,691	$ 48,482
Other operating income	1,283	862
Total revenues	54,974	49,344

Expenses:
Property operations and maintenance	13,754	11,220
Real estate taxes	5,157	4,702
General and administrative	4,666	3,998
Depreciation and amortization	9,351	8,298
Total operating expenses	32,928	28,218

Income from operations	22,046	21,126
Other income (expense):
Interest expense	(7,118)	(7,378)
Interest income	207	176
Minority interest - Operating Partnership	(607)	(613)
Minority interest - consolidated joint venture	(315)	(501)
Equity in income (losses) of joint ventures	33	(56)
Net Income	14,246	12,754
Preferred stock dividends	(4,409)	(1,478)
Net income available to common shareholders	$ 9,837 =======	$ 11,276 ========

Per common share:
Earnings per common share - basic	$ 0.76 ========	$ 0.90 =======

Earnings per common share - diluted	$ 0.75 =======	$ 0.89 =======

Common shares used in basic earnings per share calculation	13,015,243	12,519,064
Common shares used in diluted earnings per share calculation	13,125,419	12,736,869

Dividends declared per common share	$ 1.20 =========	$ 1.18 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2003 to June 30, 2003	January 1, 2002 to June 30, 2002
Operating Activities
Net income	$ 14,246	$ 12,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,351	8,298
Equity in (income) losses of joint ventures	(33)	56
Minority interest	922	1,114
Restricted stock earned	218	169
Changes in assets and liabilities:
Accounts receivable	296	(80)
Prepaid expenses	(174)	(152)
Accounts payable and other liabilities	1,910	2,582
Deferred revenue	322	194
Net cash provided by operating activities	27,058	24,935

Investing Activities
Additions to storage facilities	(7,273)	(60,633)
Advances to joint ventures	(9)	(669)
(Advances to) receipts from related parties	(1)	25
Other assets	(1,529)	-
Net cash used in investing activities	(8,812)	(61,277)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	9,625	12,942
Proceeds from line of credit	3,000	1,000
Proceeds from mortgage financing	-	48,000
Financing costs	-	(454)
Dividends paid-common stock	(15,565)	(14,672)
Dividends paid-preferred stock	(4,409)	(1,478)
Distributions from unconsolidated joint venture	192	-
Minority interest distributions	(1,439)	(1,399)
Purchase of treasury stock	(3,950)	-
Redemption of Operating Partnership Units	-	(3,029)
Mortgage and capital lease principal payments	(609)	(173)
Net cash (used in) provided by financing activities	(13,155)	40,737
Net increase in cash	5,091	4,395
Cash at beginning of period	2,063	1,883
Cash at end of period	$ 7,154 ========	$ 6,278 =========
Supplemental cash flow information Cash paid for interest	$ 7,178	$ 7,236
Fair value of net liabilities assumed on the acquisition of storage facilities	-	440

Dividends declared but unpaid were $7,948 at June 30, 2003 and $7,583 at June 30, 2002.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2003, the Company owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage" Registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner and the Company is a limited partner of the Operating Partnership. The Company controls the operations of the Operating Partnership as a result of holding a 95.97% ownership interest therein as of June 30, 2003. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share information):

Six Months Ended June 30,
(dollars in thousands, except per share data)	2003	2002
Net income available to common shareholders as reported	$ 9,837	$ 11,276
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(88)	(90)
Pro forma net income available to common shareholders	$ 9,749	$ 11,186
Earnings per common share
Basic - as reported	$ 0.76	$ 0.90
Basic - pro forma	$ 0.75	$ 0.89
Diluted - as reported	$ 0.75	$ 0.89
Diluted - pro forma	$ 0.74	$ 0.88
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six-month period ended June 30, 2003.

(dollars in thousands)
Cost:
Beginning balance	$ 710,841
Property acquisitions	-
Improvements and equipment additions	8,828
Dispositions	(41)
Ending balance	$ 719,628
Accumulated Depreciation:
Beginning balance	$ 75,344
Additions during the period	8,856
Dispositions	(16)
Ending balance	$ 84,184
5.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Company has a $150 million revolving line of credit due November 2003 at LIBOR plus 1.375% and a $75 million term loan due November 2003 (extendable, at the Company's option to November 2005) at LIBOR plus 1.75%. The weighted average interest rate at June 30, 2003 on the Company's credit facility before the effect of interest rate swaps was approximately 2.8%. At June 30, 2003, there was $19 million available on the line of credit.

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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.6 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at June 30, 2003 was a $11.3 million liability.

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $12.9 million and $9.5 million for the six months ended June 30, 2003 and 2002, respectively.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at June 30, 2003. The majority of the $1.6 million investment relates to interest bearing loans made by the Company to the joint venture.


A summary of the unconsolidated joint ventures' operating statements as for the six-months ended June 30, 2003 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 3,052	$ 467
Total expenses	3,040	451
Net income	$ 12 ======	$ 16 =====

The Company does not guarantee the debt of Locke Sovran I, LLC; it does guarantee a $900,000 demand note payable of Iskalo Office Holdings, LLC.

10.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company deducts preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Numerator:
Net income available to common shareholders	$ 9,837	$ 11,276

Denominator:
Denominator for basic earnings per share - weighted average shares	13,015	12,519

Effect of Dilutive Securities:
Stock options	110	218
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	13,125	12,737

Basic earnings per common share	$ 0.76	$ 0.90
Diluted earnings per common share	$ 0.75	$ 0.89

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's unsecured credit facility provides availability up to $150 million, of which $131 million was drawn on June 30, 2003. The facility matures in November 2003 and bears interest at LIBOR plus 1.375%.

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

During 2002 and 2003, the Company entered into lease agreements, qualifying as capital leases, for trucks to be used at its storage facilities.

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

In 2003, the Company acquired 145,816 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. Through June 30, 2003, the Company has reacquired 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company expects to continue reacquiring shares.

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

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of June 30, 2003, 554,865 Units are outstanding that were issued in exchange for property at the request of the sellers.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the six months ended June 30, 2003, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 THROUGH JUNE 30, 2003, COMPARED TO THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2002 (DOLLARS IN THOUSANDS)

The Company recorded rental revenues of $53.7 million for the six months ended June 30, 2003, an increase of $5.2 million or 10.7% when compared to 2002 rental revenues of $48.5 million. Of this increase, $2.0 million resulted from a 4.1% increase in revenues at the 241 core properties considered in same store sales. The remaining $3.2 million increase in rental revenues resulted from the acquisition of 23 stores during 2002. Other income increased $0.4 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $3.0 million or 18.8% in 2003 compared to 2002. Of this, $1.3 million was related to the facilities acquired in 2002. The remaining $1.7 million increase was due to increased insurance, personnel, truck, and snow removal expenses and increased property taxes at the 241 core properties considered same stores.

General and administrative expenses increased $0.7 million or 16.7%. The increase primarily resulted from increased cost in the Company's call center and the increased costs associated with operating the properties acquired in 2002.

Depreciation and amortization expense increased to $9.4 million from $8.3 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002.

Income from operations increased from $21.1 million in 2002 to $22.0 million in 2003 as a result of the aforementioned items.

Interest expense decreased from $7.4 million to $7.1 million as a result of the paying down of short term debt with proceeds from the issuance of Series C Preferred Stock.

The increase in preferred stock dividends and the reduction in net income available to common shareholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.


THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002 (DOLLARS IN THOUSANDS)

The Company recorded rental revenues of $27.2 million for the quarter ended June 30, 2003, an increase of $2.5 million or 10.2% when compared to 2002 rental revenues of $24.7 million. Of this increase, $0.9 million resulted from a 3.4% increase in revenues at the 253 core properties considered in same store sales for the quarter. The remaining $1.6 million increase in rental revenues resulted from the acquisition of 11 stores during 2002. Other income increased $0.2 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.5 million or 18.4% in 2003 compared to 2002. Of this, $0.7 million was related to the facilities acquired in 2002. The remaining $0.8 million increase was due to increased insurance, personnel, and truck expenses at the 253 core properties considered same stores.

General and administrative expenses increased $0.4 million or 19.4%. The increase primarily resulted from increased cost in the Company's call center and the increased costs associated with operating the properties acquired in 2002.

Depreciation and amortization expense increased to $4.7 million from $4.2 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002.

Income from operations increased from $11.0 million in 2002 to $11.5 million in 2003 as a result of the aforementioned items.

Interest expense decreased from $3.9 million to $3.6 million as a result of the paying down of short term debt with proceeds from the issuance of Series C Preferred Stock.

The increase in preferred stock dividends and the reduction in net income available to common shareholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

FUNDS FROM OPERATIONS

The Company believes that Funds from Operations ("FFO") provides relevant and meaningful information about its operating performance that is necessary, along with net earnings and cash flows, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  We believe that, to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.


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

(in thousands)	Six months ended June 30, 2003	Six months ended June 30, 2002
Net income	$ 14,246	$ 12,754
Minority interest in income	922	1,114
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	8,877	7,862
Depreciation and amortization from unconsolidated joint ventures	225	274
Preferred stock dividends	(4,409)	(1,478)
Funds from operations allocable to minority interest in Operating Partnership	(789)	(894)
Funds from operations allocable to minority interest in consolidated joint venture	(769)	(897)
FFO available to common shareholders	$ 18,303 ======	$ 18,735 ======

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


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At June 30, 2003, the Company has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured credit facility in place through November 2003 enabling the Company to borrow funds at rates of LIBOR plus 1.375% and 1.75%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2003 on $50 million at 6.735%, on another $50 million at 5.86%, and on $30 million at 6.555%. Upon renewal or replacement of the credit facility, the Company's total interest may change dependent on the terms it negotiates with its lenders; however, the LIBOR base rates have been contractually fixed on $130 million of the Company's debt through the interest rate swap termination dates.

Because all but $130 million of the Company's outstanding unsecured debt of $206 million is on a floating rate basis, changes in short term interest rates could have a significant impact on the Company's earnings and funds from operations. Should the Company enter into further rate swap agreements, earnings could be negatively affected, as short-term rates are presently significantly below the five and seven year cost of funds.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption " Quantitative and Qualitative Disclosures About Market Risk " in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 4.	controls and procedures

As of June 30, 2003, an evaluation was performed under the supervision and with participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.)	The Annual Meeting of Shareholders was held on Thursday May 15, 2003.

b.)	Directors	Votes For	Votes Withheld

	Robert J. Attea	11,396,706	358,402
	Kenneth F. Myszka	11,396,802	358,306
	John E. Burns	11,592,299	162,809
	Michael A. Elia	11,591,786	163,322
	Anthony P. Gammie	11,591,988	163,119
	Charles E. Lannon	11,417,392	337,716

   c.)          Approval of amendment to the 1995 Outside Directors' Stock Option Plan.
Votes For	10,958,699
Votes Against	672,320
Abstentions	124,081
Broker Nonvotes	9


   d.)          The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.
Votes For	11,629,836
Votes Against	69,382
Abstentions	55,887
Broker Nonvotes	4

ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed subsequent to the second quarter of 2003
The Company furnished a Current Report on Form 8-K dated August 7, 2003, attaching a press release announcing earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
August 11, 2003 Date

Exhibit 31.1

             Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             I, Robert J. Attea, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sovran Self Storage, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     August 11, 2003

/S/ Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer

Exhibit 31.2

            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the
Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            I, David L. Rogers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sovran Self Storage, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     August 11, 2003

/S/ David L. Rogers David L. Rogers Secretary, Chief Financial Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Self Storage, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          August 11, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer