Form 10-Q
period 2003-09-30
SOVRAN SELF STORAGE INC
filed 2003-11-12
CIK 944314


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003 there were outstanding 13,839,279 shares of the registrant's Common Stock, $.01 par value.


PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
(dollars in thousands, except share data)	September 30, 2003 (unaudited)	December 31, 2002
Assets
Investment in storage facilities:
Land	$ 134,256	$ 132,853
Building and equipment	594,859	577,988
	729,115	710,841
Less: accumulated depreciation	(88,767)	(75,344)
Investment in storage facilities, net	640,348	635,497
Cash and cash equivalents	13,770	2,063
Accounts receivable	1,549	1,785
Receivable from related parties	95	98
Receivable from joint ventures	2,110	2,023
Investment in joint ventures	3,196	3,386
Prepaid expenses	3,534	2,719
Other assets	7,803	4,766
Total Assets	$ 672,405 ======	$ 652,337 ======
Liabilities
Line of credit	$ 9,000	$128,000
Term note	200,000	75,000
Accounts payable and accrued liabilities	9,208	5,024
Deferred revenue	3,509	3,468
Fair value of interest rate swap agreements	9,365	10,020
Accrued dividends	8,237	7,791
Capital lease obligations	3,072	1,933
Mortgage payable	47,001	47,519
Total Liabilities	289,392	278,755
Minority interest - Operating Partnership	13,862	14,277
Minority interest - consolidated joint venture	15,880	16,531

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	67,129	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 13,666,773 shares outstanding (12,984,339 at December 31, 2002)	148	140
Additional paid-in capital	340,192	317,423
Unearned restricted stock	(1,807)	(2,134)
Dividends in excess of net income	(44,436)	(35,124)
Accumulated other comprehensive loss	(9,365)	(10,020)
Treasury stock at cost, 1,171,886 shares (1,026,070 shares at December 31, 2002)	(27,175)	(23,225)
Total Shareholders' Equity	353,271	342,774
Total Liabilities and Shareholders' Equity	$672,405 ======	$652,337 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	July 1, 2003 to September 30, 2003	July 1, 2002 to September 30, 2002
Revenues:
Rental income	$ 28,373	$ 25,679
Other operating income	817	652
Total revenues	29,190	26,331

Expenses:
Property operations and maintenance	7,600	6,319
Real estate taxes	2,546	2,271
General and administrative	2,509	2,278
Depreciation and amortization	4,819	4,403
Total operating expenses	17,474	15,271

Income from operations	11,716	11,060
Other income (expense):
Interest expense	(3,707)	(3,826)
Interest income	104	82
Write-off of unamortized financing fees	(713)	-
Minority interest - Operating Partnership	(286)	(280)
Minority interest - consolidated joint venture	(165)	(208)
Equity in income of joint ventures	64	9
Net Income	7,013	6,837
Preferred stock dividends	(2,204)	(1,788)
Net income available to common shareholders	$ 4,809 ========	$ 5,049 ========

Per common share:
Earnings per common share - basic	$ 0.36 ========	$ 0.39 ========

Earnings per common share - diluted	$ 0.35 =======	$ 0.38 ========

Common shares used in basic earnings per share calculation	13,426,533	12,961,626
Common shares used in diluted earnings per share calculation	13,551,836	13,123,911

Dividends declared per common share	$ 0.6025 ==========	$ 0.6000 ==========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2003 to September 30, 2003	January 1, 2002 to September 30, 2002
Revenues:
Rental income	$ 82,064	$ 74,161
Other operating income	2,100	1,690
Total revenues	84,164	75,851

Expenses:
Property operations and maintenance	21,354	17,539
Real estate taxes	7,703	6,973
General and administrative	7,175	6,276
Depreciation and amortization	14,170	12,701
Total operating expenses	50,402	43,489

Income from operations	33,762	32,362
Other income (expense):
Interest expense	(10,825)	(11,380)
Interest income	311	258
Write-off of unamortized financing fees	(713)	-
Minority interest - Operating Partnership	(893)	(893)
Minority interest - consolidated joint venture	(480)	(709)
Equity in income (losses) of joint ventures	97	(47)
Net Income	21,259	19,591
Preferred stock dividends	(6,613)	(3,266)
Net income available to common shareholders	$ 14,646 ========	$ 16,325 ========

Per common share:
Earnings per common share - basic	$ 1.11 ========	$ 1.29 =======

Earnings per common share - diluted	$ 1.10 =======	$ 1.27 =======

Common shares used in basic earnings per share calculation	13,152,339	12,666,585
Common shares used in diluted earnings per share calculation	13,267,558	12,865,883

Dividends declared per common share	$ 1.8025 =========	$ 1.7800 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2003 to September 30, 2003	January 1, 2002 to September 30, 2002
Operating Activities
Net income	$ 21,259	$ 19,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,170	12,701
Write-off of unamortized financing fees	713	-
Equity in (income) losses of joint ventures	(97)	47
Minority interest	1,373	1,602
Restricted stock earned	326	254
Changes in assets and liabilities:
Accounts receivable	236	(236)
Prepaid expenses	(813)	(922)
Accounts payable and other liabilities	3,783	2,977
Deferred revenue	14	2
Net cash provided by operating activities	40,964	36,016

Investing Activities
Additions to storage facilities	(16,029)	(64,394)
Advances to joint ventures	(87)	(911)
Receipts from related parties	3	27
Other assets	(1,529)	-
Net cash used in investing activities	(17,642)	(65,278)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	23,137	19,487
Proceeds from sale of preferred stock	-	38,143
Paydown of line of credit and term notes	(203,000)	(38,000)
Proceeds from line of credit and term notes	209,000	-
Proceeds from mortgage financing	-	48,000
Financing costs	(3,616)	(460)
Dividends paid-common stock	(23,513)	(22,255)
Dividends paid-preferred stock	(6,613)	(3,036)
Distributions from unconsolidated joint venture	287	-
Minority interest distributions	(2,124)	(2,115)
Purchase of treasury stock	(3,950)	-
Redemption of Operating Partnership Units	(315)	(3,249)
Mortgage and capital lease principal payments	(908)	(2,442)
Net cash (used in) provided by financing activities	(11,615)	34,073
Net increase in cash	11,707	4,811
Cash at beginning of period	2,063	1,883
Cash at end of period	$ 13,770 ========	$ 6,694 =========
Supplemental cash flow information Cash paid for interest	$ 10,484	$ 10,996
Fair value of net liabilities assumed on the acquisition of storage facilities	68	440

Dividends declared but unpaid were $8,237 at September 30, 2003 and $7,833 at September 30, 2002.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At September 30, 2003, the Company owned and/or managed 265 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner and the Company is a limited partner of the Operating Partnership. The Company controls the operations of the Operating Partnership as a result of holding a 96.17% ownership interest therein as of September 30, 2003. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned or controlled are reported using the equity method.

3.	STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock on that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share information):

Nine Months Ended September 30,
(dollars in thousands, except per share data)	2003	2002
Net income available to common shareholders as reported	$ 14,646	$ 16,325
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(132)	(135)
Pro forma net income available to common shareholders	$ 14,514	$ 16,190
Earnings per common share
Basic - as reported	$ 1.11	$ 1.29
Basic - pro forma	$ 1.10	$ 1.28
Diluted - as reported	$ 1.10	$ 1.27
Diluted - pro forma	$ 1.09	$ 1.26
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the nine-month period ended September 30, 2003.

(dollars in thousands)
Cost:
Beginning balance	$ 710,841
Property acquisitions	5,207
Improvements and equipment additions	13,146
Dispositions	(79)
Ending balance	$ 729,115
Accumulated Depreciation:
Beginning balance	$ 75,344
Additions during the period	13,450
Dispositions	(27)
Ending balance	$ 88,767
5.	UNSECURED LINE OF CREDIT AND TERM NOTE

The Company had a $150 million revolving line of credit at LIBOR plus 1.375% and a $75 million term loan due November 2003 at LIBOR plus 1.75%. The facility was scheduled to mature November 2003; the facility was paid off on September 4, 2003 with the proceeds of the new debt agreements described below.

On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. The new agreement provides for a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20


million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. At September 30, 2003, there was $66 million available on the revolving line of credit excluding the amount available on the expansion feature.

The Company recorded an expense of $713,000 during the three months ended September 30, 2003, representing the unamortized financing costs relating to the credit facilities that were replaced by the new credit arrangements.

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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.6 million in 2003. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements at September 30, 2003 was a $9.4 million liability.

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $21.9 million and $9.6 million for the nine months ended September 30, 2003 and 2002, respectively.

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


The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at September 30, 2003. The majority of the $1.6 million investment relates to interest bearing loans made by the Company to the joint venture.

A summary of the unconsolidated joint ventures' operating statements as for the nine-months ended September 30, 2003 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 4,652	$ 725
Total expenses	4,580	653
Net income	$ 72 ======	$ 72 =====

The Company does not guarantee the debt of Locke Sovran I, LLC; it does guarantee a $900,000 demand note payable of Iskalo Office Holdings, LLC.

10.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company deducts preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Numerator:
Net income available to common shareholders	$ 14,646	$ 16,325

Denominator:
Denominator for basic earnings per share - weighted average shares	13,152	12,667

Effect of Dilutive Securities:
Stock options	116	199
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	13,268	12,866

Basic earnings per common share	$ 1.11	$ 1.29
Diluted earnings per common share	$ 1.10	$ 1.27

Potential common shares from the Series C Convertible Preferred Stock and related warrants were excluded from the diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

The Company operates as a Real Estate Investment Trust ("REIT") and owns and/or manages a portfolio of 265 self-storage facilities, providing storage space for business and personal use to customers in 21 states. The Company's investment objective is to increase cash flow and enhance shareholder value by aggressively managing its portfolio, to expand and enhance the facilities in that portfolio and to selectively acquire new properties in geographic areas that will either complement or efficiently grow the portfolio.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects", "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures and others; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully implement its truck leasing program and Dri-Guard product roll-out; the Company's reliance on its call center; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes that may change the taxability of future income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a $150 million revolving line of credit at LIBOR plus 1.375% and a $75 million term loan due November 2003 at LIBOR plus 1.75%. The facility was scheduled to mature November 2003; the facility was paid off on September 4, 2003 with the proceeds of the new debt agreements described below.

On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. The Company's new unsecured line of credit provides availability up to $75 million (expandable to $100 million), of which $9 million was drawn on September 30, 2003. The revolving line of credit facility matures in September 2006 and bears interest at a variable rate equal to LIBOR plus 1.375%. The Company also entered into a $100 million term note through September 2008 at a variable rate equal to LIBOR plus 1.50%,


In addition to the line of credit and term note mentioned above, the Company also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-), Moody's (Baa3), and Fitch (BBB-).

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at a fixed rate of 7.19%.

During 2002 and 2003, the Company entered into lease agreements, which qualify as capital leases, for trucks to be used at its storage facilities.

In July 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+).

On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of the line of credit.

From January 1, 2003 through September 30, 2003, the Company acquired 145,816 shares of its common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2003, the Company has reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

The Company believes that its internally generated cash flows and borrowing capacity under the credit facility will be sufficient to fund ongoing operations, capital improvements, dividends, and share repurchases for the year 2003. Future growth is expected to be funded through with the availability under the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

UMBRELLA PARTNERSHIP REIT

The Company was formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, has the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, the Company may partially defer the seller's income-tax liability and obtain more favorable pricing or terms. As of September 30, 2003, 544,865 Units are outstanding that were issued in exchange for property at the request of the sellers.


ACQUISITION OF PROPERTIES

The Company's external growth strategy is to increase the number of facilities it owns by acquiring suitable facilities in markets in which it already has an operating presence or to expand into new markets by acquiring several facilities at once in those new markets. During the nine months ended September 30, 2003, the Company purchased one property in Dallas, Texas for $5.2 million.

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

As a REIT, the Company must derive at least 95% of its total gross income from income related to real property, interest and dividends. In the nine months ended September 30, 2003, the Company's percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable the Company to maintain its REIT designation.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 THROUGH SEPTEMBER 30, 2003, COMPARED TO THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2002

The Company recorded rental revenues of $82.1 million for the nine months ended September 30, 2003, an increase of $7.9 million or 10.7% when compared to 2002 rental revenues of $74.2 million. Of this increase, $3.7 million resulted from a 5.0% increase in revenues at the 241 core properties considered in same store sales. The remaining $4.2 million increase in rental revenues resulted from the acquisition of 23 stores during 2002 and the one store purchased in 2003. Other income increased $0.4 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $4.5 million or 18.5% in 2003 compared to 2002. Of this, $1.2 million was related to the facilities acquired in 2002 and 2003. The remaining $3.3 million increase was due to increased insurance, personnel, truck expenses, and increased property taxes at the 241 core properties considered same stores.

General and administrative expenses increased $0.9 million or 14.3%. The increase primarily resulted from increased cost in the Company's call center and the increased costs associated with operating the properties acquired in 2002 and 2003.

Depreciation and amortization expense increased to $14.2 million from $12.7 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and 2003.

Income from operations increased from $32.4 million in 2002 to $33.8 million in 2003 as a result of the aforementioned items.


Interest expense decreased from $11.4 million to $10.8 million as a result of the paying down of short term debt with proceeds from the issuance of Series C Preferred Stock offset by higher interest costs relating to the refinanced debt.

The Company recorded an expense of $713,000 during the three months ended September 30, 2003, representing the unamortized financing costs of the credit facilities that were refinanced.

The increase in preferred stock dividends and the reduction in net income available to common shareholders was a result of the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

The Company recorded rental revenues of $28.4 million for the quarter ended September 30, 2003, an increase of $2.7 million or 10.5% when compared to 2002 rental revenues of $25.7 million. Of this increase, $1.9 million resulted from a 7.4% increase in rental revenues at the 253 core properties considered in same store sales for the quarter. The remaining $0.8 million increase in rental revenues resulted from the acquisition of 11 stores during 2002 and the one store purchased in 2003. Other income increased $0.2 million due to additional revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.6 million or 18.1% in 2003 compared to 2002. Of this, $0.2 million was related to the facilities acquired in 2002 and 2003. The remaining $1.4 million increase was due to increased insurance, personnel, and truck expenses at the 253 core properties considered same stores.

General and administrative expenses increased $0.2 million or 10.1%. The increase primarily resulted from increased cost in the Company's call center and the increased costs associated with operating the properties acquired in 2002 and 2003.

Depreciation and amortization expense increased to $4.8 million from $4.4 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and 2003.

Income from operations increased from $11.1 million in 2002 to $11.7 million in 2003 as a result of the aforementioned items.

Interest expense decreased $0.1 million to $3.7 million as a result of the paying down of short term debt with proceeds from the 2002 issuance of Series C Preferred Stock offset by higher interest costs relating to the refinanced debt in 2003.

The Company recorded an expense of $713,000 during the three months ended September 30, 2003, representing the unamortized financing costs of the credit arrangements that were replaced by the new credit arrangements entered into by the Company in September 2003.

The increase in preferred stock dividends and the reduction in net income available to common shareholders resulted from the issuance of the 8.375% Series C Convertible Cumulative Preferred Stock in July and November of 2002.

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

(in thousands)	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net income	$ 21,259	$ 19,591
Minority interest in income	1,373	1,602
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	13,553	12,038
Depreciation and amortization from unconsolidated joint ventures	337	380
Write-off of unamortized financing fees	713	-
Preferred stock dividends	(6,613)	(3,036)
Funds from operations allocable to minority interest in Operating Partnership	(1,161)	(1,268)
Funds from operations allocable to minority interest in consolidated joint venture	(1,165)	(1,323)
FFO available to common shareholders	$ 28,296 ======	$ 27,984 ======

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company manages its exposure to interest rate changes by entering into interest rate swap and cap agreements. At September 30, 2003, the Company has three outstanding interest rate swap agreements. The first, entered in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The Company has an unsecured revolving line of credit in place through September 2006 and unsecured term notes through September 2008 and September 2013 enabling the Company to borrow funds at variable interest rates equal to LIBOR plus 1.375% and 1.50%. Accordingly, as a result of the above described interest rate swap agreements, the Company has fixed its interest rate through November 2005 on $9 million at 6.735%, on another $40 million at 6.86% through November 2005, on another $50 million at 5.985% through September 2006, and on $30 million at 6.305% through September 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption " Quantitative and Qualitative Disclosures About Market Risk " in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" above.


ITEM 4.	controls and procedures

As of September 30, 2003, an evaluation was performed under the supervision and with participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No disclosure required.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

No disclosure required.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No disclosure required.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No disclosure required.


ITEM 5.	OTHER INFORMATION

No disclosure required.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
Exhibit Number	Description
10.23	Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein.
10.24	Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed subsequent to the second quarter of 2003
The Company furnished a Current Report on Form 8-K dated November 10, 2003, attaching a press release announcing earnings for the quarter ended September 30, 2003.
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

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
November 11, 2003 Date

Exhibit 10.23

Execution Version

AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT

among

SOVRAN SELF STORAGE, INC. AND
SOVRAN ACQUISITION LIMITED PARTNERSHIP

and

FLEET NATIONAL BANK

and

OTHER LENDERS WHICH ARE OR MAY BECOME
PARTIES TO THIS CREDIT AGREEMENT

and

FLEET NATIONAL BANK,
AS ADMINISTRATIVE AGENT

with
FLEET SECURITIES, INC.,
AS SOLE LEAD ARRANGER AND BOOKRUNNER

MANUFACTURERS AND TRADERS TRUST COMPANY,
as syndication agent

and

SUNTRUST BANK,

and

PNC BANK, NATIONAL ASSOCIATION
as Co-documentation agentS

Dated as of September 4, 2003

TABLE OF CONTENTS

Section	Page

EXHIBITS

A-1	Form of Revolving Credit Note
A-2	Form of Term Loan Note
B	Form of Subsidiary Guaranty
C	Form of Revolving Credit Loan Request
D	Forms of Compliance Certificate
E	Form of Assignment and Assumption Agreement
F	Form of Notice of Continuation/Conversion

Schedules to Revolving Credit Agreement

SCHEDULE 1.2	Lenders' Commitments
SCHEDULE 7.1(b)	Sovran Acquisition Limited Partnership
SCHEDULE 7.3	Partially Owned Real Estate Companies
SCHEDULE 7.7	Litigation
SCHEDULE 7.15	Certain Transactions
SCHEDULE 7.18	Environmental Matters
SCHEDULE 7.19	Subsidiaries
SCHEDULE 7.24	Changes to Title Policies
SCHEDULE 8.16	Form of Lease
SCHEDULE 9.3(d)	Existing Investments

AMENDED AND RESTATED
REVOLVING CREDIT AND TERM LOAN AGREEMENT

          This AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT is made as of the 4th day of September, 2003, by and among SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran") and SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP", and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), each with a principal place of business at 6467 Main Street, Buffalo, New York 14221, FLEET NATIONAL BANK ("Fleet"), a national banking association having a place of business at 100 Federal Street, Boston, Massachusetts, 02110, and the other lending institutions listed on Schedule 1.2 hereto or which may become parties hereto pursuant to Section 19 (individually, a "Lender" and collectively, the "Lenders"), FLEET NATIONAL BANK, as administrative agent for itself and the other Lenders (the "Administrative Agent"), Manufacturers and Traders Trust Company ("M&T Bank"), as syndication agent for itself and the other Lenders, and SUNTRUST BANK, a Georgia banking corporation ("SunTrust Bank"), and PNC BANK, NATIONAL ASSOCIATION ("PNC Bank"), as co-documentation agents.

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

          C.   Pursuant to that certain Revolving Credit and Term Loan Agreement, by and among the Borrowers, the Administrative Agent and the certain lenders party thereto, dated as of November 7, 2000 (as amended and in effect prior to the Restatement Date, the "Existing Credit Agreement"), the Lenders extended to the Borrowers a revolving credit facility in an aggregate principal amount not to exceed $150,000,000 and term A and B loan facilities in the aggregate principal amount of $105,000,000. The Borrowers have requested that the Lenders amend and restate such revolving credit and term loan facilities, with a revolving credit facility in an aggregate principal amount not to exceed $75,000,000 (increasing up to $100,000,000 pursuant to the terms hereof), with a sublimit for letters of credit of $10,000,000 and a term loan facility in an aggregate principal amount of $100,000,000. The Lenders are agreeable to providing such an amended and restated revolving credit and term loan facility to the Borrowers, with such facility to be on the terms and conditions set forth in this Credit Agreement.

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

          Administration Fee. See Section 4.1.

          Administrative Agent. Fleet National Bank acting as administrative agent for the Lenders, or any successor agent, as permitted by Section 15.

          Administrative Agent's Head Office. The Agent's office located at 100 Federal Street, Boston, Massachusetts, 02110, or at such other location as the Agent may designate from time to time pursuant to Section 20 hereof, or the office of any successor Agent permitted under Section 15 hereof.

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

S&P Rating	Moody's Rating	Third Rating	Applicable Margin for Revolving Credit Loans which are LIBOR Rate Loans	Applicable Margin for Revolving Credit Loans which are Prime Rate Loans

No rating or less than BB+	No rating or less than Ba1	No rating or less than BB+/Ba1 equivalent	2.00%	0.50%
BB+	Ba1	BB+/Ba1 equivalent	1.625%	0.125%
BBB-	Baa3	BBB-/Baa3 equivalent	1.375%	0.00%
BBB	Baa2	BBB/Baa2 equivalent	1.250%	0.00%
BBB+	Baa1	BBB+/Baa1 equivalent	1.125%	0.00%
A- or higher	A3 or higher	A-/A3 equivalent or higher	1.000%	0.00%

          Assignment and Assumption. See Section 19.1.

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

          Capitalized Unencumbered Property Value. As of any date of determination with respect to an Unencumbered Property, an amount equal to Adjusted Unencumbered Property NOI for such Unencumbered Property for the most recent two (2) complete fiscal quarters multiplied by two (2), with the product being divided by nine and three-quarters percent (9.75%). The calculation of Capitalized Unencumbered Property Value shall be adjusted as set forth in Section 10.13 hereof.

          CERCLA. See Section 7.18.

          Closing Fee. See Section 4.1.

          Code. The Internal Revenue Code of 1986, as amended and in effect from time to time.

          Commitment. With respect to each Lender, its Revolving Credit Commitment or Term Commitment, as applicable. "Commitments" shall refer, collectively, with respect to each Lender, to such Lender's Revolving Credit Commitment and/or Term Commitment, as applicable.

          Commitment Fee. See Section 2.3(d).

          Commitment Percentage. With respect to each Lender, its Revolving Credit Commitment Percentage or Term Commitment Percentage, as applicable. "Commitment Percentages" shall refer collectively, with respect to each Lender, to such Lender's Revolving Credit Commitment Percentage and/or Term Commitment Percentage, as applicable.

          Completed Revolving Credit Loan Request. A loan request accompanied by all information required to be supplied under the applicable provisions of Section 2.4.

          Consolidated or consolidated. With reference to any term defined herein, shall mean that term applied to the accounts of Sovran and its subsidiaries (including the Guarantors) or SALP and its subsidiaries, as the case may be, consolidated in accordance with GAAP.

          Consolidated Adjusted EBITDA. For any period, an amount equal to the consolidated net income of the Borrowers and their respective Subsidiaries for such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from the sale of real property or interests therein, debt restructurings and other extraordinary items (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of a Borrower's default under an agreement to purchase or lease Real Estate) (b) minority interest attributable to a Borrower or a Guarantor and (c) income taxes; plus (x) interest expense and (y) depreciation and amortization, minus a recurring capital expense reserve in an amount equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of all Real Estate; all after adjustments for unconsolidated partnerships, joint ventures and other entities. The calculation of Consolidated Adjusted EBITDA shall be further adjusted as set forth in Section 10.13 hereof.

          Consolidated Assumed Amortizing Unsecured Debt Service Charges. As of any date of determination, an amount equal to the assumed interest and principal payments for an imputed six month period on all Unsecured Indebtedness of the Borrowers and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding on such date based upon a two hundred and forty (240) month mortgage style amortization schedule and an annual interest rate equal to the greater of (x) the sum of two percent (2%) plus the imputed ten (10) year United States Treasury bill yield as of such date based upon published quotes for Treasury bills having ten (10) years to maturity and (y) 7.5%. For example, if the imputed ten (10) year United States Treasury bill yield as of such date were 6% and the total amount of Unsecured Indebtedness of the Borrowers and their respective Subsidiaries on such date were $100,000, Consolidated Assumed Amortizing Unsecured Debt Service Charges would be equal to $5,019 (e.g. six month period, at $10,038 per annum).

          Consolidated Capitalized Value. As of any date of determination, an amount equal to Revised Consolidated Adjusted EBITDA for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by nine and three-quarters percent (9.75%). The calculation of Consolidated Capitalized Value shall be adjusted as set forth in Section 10.13 hereof.

          Consolidated Debt Service Charges. With respect to the Borrowers and their respective Subsidiaries and for any period, the sum, without duplication, of (a) Consolidated Total Interest Expense for such period plus (b) any and all scheduled repayments of principal (excluding balloon payments of principal due upon the stated maturity of an Indebtedness) during such period in respect of Indebtedness that becomes due and payable or that are to become due and payable during such period pursuant to any agreement or instrument to which the Borrowers or any of their respective Subsidiaries is a party relating to (i) the borrowing of money or the obtaining of credit, including the issuance of notes or bonds, (ii) the deferred purchase price of assets (other than trade payables incurred in the ordinary course of business), (iii) in respect of any Synthetic Leases or any Capitalized Leases, (iv) in respect of any reimbursement obligations in respect of letters of credit due and payable during such period, and (v) Indebtedness of the type referred to above of another Person guaranteed by the Borrowers or any of their respective Subsidiaries. Demand obligations shall be deemed to be due and payable during any fiscal period during which such obligations are outstanding.

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

          Consolidated Tangible Net Worth. As of any date of determination, the Consolidated Capitalized Value minus Consolidated Total Liabilities.

          Consolidated Total Interest Expense. For any period, the aggregate amount of interest required to be paid or accrued by the Borrowers and their respective Subsidiaries during such period on all Indebtedness of the Borrowers and their respective Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of any Capitalized Lease or any Synthetic Lease, and including commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money; provided that such fees paid in connection with the borrowing of money may be amortized over the period of the applicable loan.

          Consolidated Total Liabilities. As of any date of determination, all liabilities of the Borrowers and their respective Subsidiaries determined on a consolidated basis in accordance with GAAP and classified as such on the consolidated balance sheet of the Borrowers and their respective Subsidiaries, and all Indebtedness of the Borrowers and their respective Subsidiaries, whether or not so classified. The calculation of Consolidated Total Liabilities shall be adjusted as set forth in Section 10.13 hereof.

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

          Conversion Request. A notice given by the Borrower Representative to the Administrative Agent of its election to convert or continue a Loan in accordance with Section 2.5 or Section 3.4, as applicable.

          Credit Agreement. This Amended and Restated Revolving Credit and Term Loan Agreement, including the Schedules and Exhibits hereto, as the same may be from time to time amended and in effect.

          Daily Unused Revolving Credit Commitment. The daily difference between (a) the Total Revolving Credit Commitment and (b) the sum of the principal amount of Revolving Credit Loans outstanding for each such day hereunder plus the sum of the Maximum Drawing Amount and all Unpaid Reimbursement Obligations.

          default. When used with reference to this Credit Agreement or any other Loan Document, any of the events or conditions specified in Section 13.1, whether or not any requirement for the giving of notice, the lapse of time or both, has been satisfied.

          Default. As of the relevant time of determination, an event or occurrence which:

(i) requires notice and time to cure to become an Event of Default and as to which notice has been given to the Borrowers by the Administrative Agent; or

          (ii)   has occurred and will become an Event of Default (without notice) if such event remains uncured after any grace period specified in Section 13.1 or, in the case of matters referred to in Section 13.1(k), in the other applicable Loan Document(s).

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

          Documentation Agent. PNC Bank and SunTrust Bank acting as co-documentation agents for the Lenders, or any successor agents, as permitted by Section 15.

          Dollars or $. Dollars in lawful currency of the United States of America.

          Drawdown Date. The date on which any Loan is made or is to be made, and the date on which any Loan is converted or continued in accordance with Section 2.5 or Section 3.4.

          Duff & Phelps. Duff & Phelps Credit Rating Co. or any successor thereto.

          Eligible Assignee. Any of (a) a commercial bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having total assets in excess of $1,000,000,000; (b) a commercial bank organized under the laws of any other country (including the central bank of such country) which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting with respect to this Credit Agreement through a branch or agency located in the United States of America and complies with the requirements set forth in Section 4.2(c) hereof; (c) a financial institution acceptable to the Administrative Agent which is regularly engaged in making, purchasing or investing in loans and having total assets in excess of $1,000,000,000 and complies with the requirements set forth in Section 4.2(c) hereof, to the extent applicable; and (d) a Lender or any Affiliate thereof.

          Employee Benefit Plan. Any employee benefit plan within the meaning of Section 3(3) of ERISA maintained or contributed to by any Borrower or any ERISA Affiliate, other than a Multiemployer Plan.

          Environmental Laws. See Section 7.18(a).

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

          Event of Default. See Section 13.1.

          Executive Order. See Section 7.25.

          Existing Credit Agreement. As defined in the Recitals hereto.

          Fee Letter. See Section 4.1.

          Fitch. Fitch IBCA Inc., or any successor thereto.

          Fleet. As defined in the preamble hereto.

          Foreign Assets Control Regulations. See Section 7.25.

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

          Guarantors. Collectively, Holdings and any other Affiliate of a Borrower executing a Guaranty, provided, however, when the context so requires, Guarantor shall refer to Holdings or such Affiliate, as appropriate. Any Guarantor that is the owner of an Unencumbered Property shall be a wholly-owned Subsidiary, provided that, from and after the release of the Guaranty of any Subsidiary Guarantor pursuant to Section 6 below, such Subsidiary Guarantor shall no longer be considered a "Guarantor" for purposes of this Credit Agreement.

          Hazardous Substances. See Section 7.18(b).

          Holdings. As defined in the preamble hereto.

          Holdings Guaranty. The Guaranty dated as of the date hereof made by Holdings in favor of the Administrative Agent and the Lenders pursuant to which Holdings guarantees to the Administrative Agent and the Lenders the unconditional payment and performance of the Obligations.

          Indebtedness. With respect to any Person, all obligations, contingent and otherwise, that in accordance with GAAP should be classified upon such Person's balance sheet as liabilities, including, without limitation: (a) all obligations for borrowed money and similar monetary obligations, whether direct or indirect; (b) all liabilities secured by any mortgage, pledge, negative pledge, security interest, lien, charge, or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; (c) all obligations (i) under any Capitalized Lease or (ii) under any Synthetic Lease or (iii) which are "off balance sheet" transactions having the same practical effect as to such Person's financial position as a transaction that would be a liability of such Person on the balance sheet; (d) all obligations to purchase, redeem, retire, or otherwise acquire for value any shares of capital stock of any class issued by such Person or any rights to acquire such shares; (e) all obligations under any forward contract, futures contract, swap, option or other financing arrangement, the value of which is dependent upon interest rates, currency exchange rates, commodities, any Borrower's or Guarantor's present or future beneficial interest, shares or security trading value, or other indices; (f) the amount of payments received by such person in any forward equity transaction by which such payments are received by such Person in consideration for the sale of stock or partnership units in such Person when the delivery and/or the determination of the amount of the stock or units so sold occurs later than one (1) month after such Person receives such payment, but only to the extent that the obligation to deliver such stock or units is not payable solely in the stock or units of such Person; (g) all guarantees for borrowed money, endorsements and other contingent obligations, whether direct or indirect, in respect of indebtedness or obligations of others, including any obligation to supply funds (including partnership obligations and capital requirements) to or in any manner to invest in, directly or indirectly, the debtor, to purchase indebtedness, or to assure the owner of indebtedness against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the indebtedness held by such owner or otherwise, and the reimbursement obligations in respect of any letters of credit, bankers' acceptances or similar facilities issued for the account of such Person; (h) all obligations evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (i) all obligations issued or assumed as the deferred purchase price of property or services (including securities repurchase agreements but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business which are not overdue or which are being contested in good faith); (j) all sales of (i) accounts or general intangibles for money due or to become due, (ii) chattel paper, instruments or documents creating or evidencing a right to payment of money or (iii) other receivables (collectively "receivables"), whether pursuant to a purchase facility or otherwise, other than in connection with the disposition of the business operations relating thereto or a disposition of defaulted receivables for collection and not as a financing arrangement, and together with any obligation to pay any discount, interest, fees, indemnities, penalties, recourse, expenses or other amounts in connection therewith; and (k) all obligations in respect of Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent that such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent that the terms of such Indebtedness provide that such Person is not liable therefor and such terms are enforceable under applicable law. The calculation of Indebtedness of any Person shall be adjusted as set forth in Section 10.13.

          Indebtedness Lien. See Section 8.4(b).

          Indemnified Lender's(s') Group. See Section 17.

          Intercreditor Agreement. The intercreditor agreement dated as of September 4, 2003 among the Administrative Agent on behalf of the Lenders and the Noteholders (as defined therein).

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

          Interest Period. With respect to each Loan, (a) initially, the period commencing on the Drawdown Date of such Loan and ending on the last day of one of the following periods (as selected by the Borrowers in a Completed Revolving Credit Loan Request or as otherwise in accordance with the terms of this Credit Agreement): (i) for any Prime Rate Loan, the last day of the calendar month, and (ii) for any LIBOR Rate Loan, 1, 2, 3, or 6 months (provided that the Interest Period for LIBOR Rate Loans may be shorter than 1 month in order to consolidate 2 or more LIBOR Rate Loans); and (b) thereafter, each period commencing at the end of the last day of the immediately preceding Interest Period applicable to such Loan and ending on the last day of the applicable period set forth in (a) above as selected by the Borrowers in a Conversion Request or as otherwise in accordance with this Credit Agreement; provided that all of the foregoing provisions relating to Interest Periods are subject to the following:

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

          (C)   if the Borrowers shall fail to give notice of conversion or continuation as provided in Section 2.5 or Section 3.4, the Borrowers shall be deemed to have requested a conversion of the affected LIBOR Rate Loan into a Prime Rate Loan on the last day of the then current Interest Period with respect thereto;

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

          Joint Venture Ownership Interest Value. As of any date of determination, an amount equal to the pro rata share of Revised Consolidated Adjusted EBITDA attributable to the Borrowers from Partially-Owned Entities for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by nine and three-quarters percent (9.75%).

          Lead Arranger. Fleet Securities, Inc. acting as sole lead arranger and bookrunner for the facility.

          Leases. Leases, licenses and agreements, whether written or oral, relating to the use or occupation of space in or on the Buildings or on the Real Estate by persons other than the Borrower, its Subsidiaries or any Partially-Owned Entity.

          Lenders. Collectively, Fleet and any other lenders which may provide additional commitments and become parties to this Credit Agreement, and any other Person who becomes an assignee of any rights of a Lender pursuant to Section 19 or a Person who acquires all or substantially all of the stock or assets of a Lender.

          Letter of Credit. See Section 5.1.

          Letter of Credit Application. See Section 5.1.

          Letter of Credit Fee. See Section 5.10.

          Letter of Credit Participation. See Section 5.4.

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

          LIBOR Rate. For any Interest Period with respect to a LIBOR Rate Loan, the rate of interest equal to (i) the rate determined by the Administrative Agent at which Dollar deposits for such Interest Period are offered based on information presented on Page 3750 of the Dow Jones Market Service (formerly known as the Telerate Service) as of 11:00 a.m. London time on the second LIBOR Business Day prior to the first day of such Interest Period divided by (ii) a number equal to 1.00 minus the Eurocurrency Reserve Rate. If the rate described above does not appear on the Dow Jones Market Service on any applicable interest determination date, the LIBOR Rate shall be the rate (rounded upward, if necessary, to the nearest one hundred-thousandth of a percentage point), determined on the basis of the offered rates for deposits in Dollars for a period of time comparable to such LIBOR Rate Loan which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time, on the second LIBOR Business Day prior to the first day of such Interest Period as selected by the Administrative Agent. The principal London office of each of the four major London banks will be requested to provide a quotation of its Dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in Dollars to leading European banks for a period of time comparable to such Interest Period offered by major banks in New York City at approximately 11:00 a.m. New York City time, on the second LIBOR Business Day prior to the first day of such Interest Period. In the event that the Administrative Agent is unable to obtain any such quotation as provided above, it will be considered that the LIBOR Rate pursuant to a LIBOR Rate Loan cannot be determined.

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

          Lien. See Section 9.2.

          Loan Documents. Collectively, this Credit Agreement, the Notes, the Letter of Credit Applications, the Letters of Credit, the Guaranties, the Intercreditor Agreement, the Fee Letter and any and all other agreements, instruments or documents now or hereafter evidencing or otherwise relating to the Loans and executed or delivered by or on behalf of any Borrower or its Subsidiaries or any Guarantor or its Subsidiaries in connection with the Loans, or referred to herein or therein and delivered to the Administrative Agent or the Lenders by or on behalf of any Borrower, any Guarantor or any of their respective Subsidiaries, and all schedules, exhibits and annexes hereto or thereto, as the same may from time to time be amended and in effect, and any other document identified thereon as a "Loan Document" under this Credit Agreement.

          Loans. The Revolving Credit Loans and the Term Loan.

          M&T Bank. As defined in the preamble hereto.

          Maturity Date. The Revolving Credit Loan Maturity Date or the Term Maturity Date, as applicable.

          Maximum Drawing Amount. The maximum aggregate amount that the beneficiaries may at any time draw under outstanding Letters of Credit, as such aggregate amount may be reduced from time to time pursuant to the terms of the Letters of Credit.

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

          Note Purchase Agreement. That certain Note Purchase Agreement dated as of September 4, 2003 by and among the Borrowers and the notepurchasers thereunder or any successors thereto, as such agreement may be amended, renewed, restated, replaced, refunded, or refinanced from time to time and any successor note purchase agreements.

          Notes. Collectively, the Revolving Credit Notes and Term Notes.

          Obligations. All indebtedness, obligations and liabilities of the Borrowers and their Subsidiaries to any of the Lenders and the Administrative Agent, individually or collectively, under this Credit Agreement or any of the other Loan Documents or in respect of any of the Loans made or the Reimbursement Obligations incurred, or any of the Notes, Letter of Credit Applications, Letters of Credit, or other instruments at any time evidencing any thereof, whether existing on the date of this Credit Agreement or arising or incurred hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise.

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

          Permitted Liens. Liens, security interests and other encumbrances permitted by Section 9.2.

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

          Prime Rate. The higher of (a) the variable annual rate of interest designated from time to time by Fleet at its head office in Boston, Massachusetts or any successor Agent at its principal office, as its "prime rate" (which is a reference rate and does not necessarily represent the lowest or best rate being charged to any customer) or (b) one half of one percent (1/2%) above the overnight federal funds effective rate as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. Any change in the Prime Rate during an Interest Period shall result in a corresponding change on the same day in the rate of interest accruing from and after such day on the unpaid balance of principal of the Prime Rate Loans, if any, applicable to such Interest Period, effective on the day of such change in the Prime Rate.

          Prime Rate Loans. Those Loans bearing interest calculated by reference to the Prime Rate.

          RCRA. See Section 7.18.

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

          Reimbursement Obligation. The Borrower's obligation to reimburse the Administrative Agent and the Lenders on account of any drawing under any Letter of Credit as provided in Section 5.6.

          REIT. A "real estate investment trust", as such term is defined in Section 856 of the Code.

          Release. See Section 7.18(c)(iii).

          Required Lenders. As of any date, one or more Lenders holding at least sixty-six and two-thirds percent (66 2/3%) of the sum of (a) the outstanding principal amount of the Term Loan plus (b) the amount of the Total Revolving Credit Commitments (or if the Revolving Credit Commitments have been terminated, then the outstanding principal of the Revolving Credit Loans plus aggregate participations in the Maximum Drawing Amount and all Unpaid Reimbursement Obligations) provided that if no principal amount of any Loan is outstanding, "Required Lenders" shall mean one or more Lenders whose aggregate Revolving Credit Commitments constitutes at least sixty-six and two-thirds percent (66 2/3%) of the Total Revolving Credit Commitment.

          Restatement Date. September 4, 2003, which is the date on which all of the conditions set forth in Section 11 have been satisfied.

          Revised Consolidated Adjusted EBITDA. For any period, Consolidated Adjusted EBITDA for such period; plus actual general and administrative expenses of the Borrowers and their Subsidiaries for such period to the extent included in Consolidated Adjusted EBITDA, minus an implied, management fee in an amount equal to five percent (5%) of consolidated total revenues from Real Estate.

          Revolving Credit Commitment. With respect to each Lender, the amount set forth on Schedule 1.2 attached hereto as the amount of such Lender's commitment to make a portion of the Revolving Credit Loan to the Borrowers and to participate in the issuance, extension and renewal of Letters of Credit, as the same may be increased or reduced from time to time pursuant to the terms hereof; or if such commitment is terminated pursuant to the provisions hereof, zero.

          Revolving Credit Commitment Percentage. With respect to each Lender, the percentage set forth on Schedule 1.2 hereto as such Lender's percentage of the Total Revolving Credit Commitment and any changes thereto from time to time.

          Revolving Credit Loan Maturity Date. September 4, 2006.

          Revolving Credit Loan(s). Each and every revolving credit loan made or to be made by the Lenders to the Borrowers pursuant to Section 2.

          Revolving Credit Notes. Collectively, the separate promissory notes of the Borrowers in favor of each Lender in substantially the form of Exhibit A-1 hereto, in the aggregate principal amount of the Total Revolving Credit Commitment, dated as of the date hereof or as of such later date as any Person becomes a Lender under this Credit Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.

          Revolving Credit Note Record. A Record with respect to the Revolving Credit Notes.

          S&P. Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., and its successors.

          SALP. As defined in the preamble hereto.

          SARA. See Section 7.18.

          SEC. The United States Security and Exchange Commission.

          SEC Filings. Collectively, (a) Sovran's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and (b) Sovran's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the SEC pursuant to the Exchange Act.

          Sell or Sale. See Section 9.4(b).

          Sovran. As defined in the preamble hereto.

          Sovran Treasury Stock: See Section 9.7(a).

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

          SunTrust Bank. As defined in the preamble hereto.

          Syndication Agent. M&T Bank, acting as syndication agent for the Lenders, or any successor agent, as permitted by Section 15.

          Synthetic Lease. Any lease of goods or other property, whether real or personal, which is treated as an operating lease under GAAP and as a loan or financing for U.S. income tax purposes.

          Term Commitment. With respect to each Lender, the amount set forth on Schedule 1 attached hereto as the amount of such Lender's commitment to make a portion of the Term Loan to the Borrowers, as the same may be reduced from time to time pursuant to the terms hereof; or if such commitment is terminated pursuant to the provisions hereof, zero.

          Term Commitment Percentage. With respect to each Lender, the percentage set forth on Schedule 1.2 hereto as such Lender's percentage of the Total Term Commitment and any changes thereto from time to time.

          Term Loan. The term loan made by the Lenders to the Borrowers on the Restatement Date pursuant to Section 3.1.

          Term Maturity Date. September 4, 2008, or such earlier date on which the Term Loan shall become due and payable pursuant to the terms hereof.

          Term Note Record. A Record with respect to a Term Note.

          Term Notes. Collectively, the separate promissory notes of the Borrowers in favor of each of the Lenders with respect to the Term Loan in substantially the form of Exhibit A-2 hereto, in the aggregate principal amount of the Total Term Loan Commitment, dated as of the date hereof or as of such later date as any Person becomes a Lender under this Credit Agreement, and completed with appropriate insertions, as each of such notes may be amended and/or restated from time to time.

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

          Total Revolving Credit Commitment. As of any date, the sum of the then-current Revolving Credit Commitments of the Lenders to provide Revolving Credit Loans. The Total Revolving Credit Commitment in effect on the Restatement Date is $75,000,000.

          Total Term Loan Commitment. As of any date, the sum of the then-current Term Loan Commitments of the Lenders to provide the Term Loan. The Total Term Loan Commitment in effect on the Restatement Date is $100,000,000.

          Tower Lease. A Lease with a communication carrier or a tower development firm pursuant to which such carrier or firm will occupy a portion of a self-storage property for the purpose of using and/or constructing a monopole or tower or other structure thereon to which will be attached communications equipment and antennae, provided that any such Lease shall contain a relocation clause permitting relocation of the demised premises on the Real Estate site where the demised premises are located to allow re-use or re-development of such Real Estate site, and further provided that such relocation clause shall not be required (i) in any Tower Lease in existence as of the date hereof, or (ii) in any pre-existing Tower Lease on Real Estate hereinafter acquired.

          Trading With The Enemy Act. See Section 7.25.

          Type. As to any Loan, its nature as a Prime Rate Loan or a LIBOR Rate Loan.

          Unanimous Lender Approval. The written consent of each Lender that is a party to this Credit Agreement at the time of reference.

          Unencumbered Property. Any Real Estate located in the contiguous United States that on any date of determination: (a) is not subject to any Liens (including any such Lien imposed by the organizational documents of the owner of such asset, but excluding Permitted Liens), (b) is not the subject of any matter that materially adversely affects the value of such Real Estate, (c) is not the subject of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event, (d) has been improved with a Building or Buildings which (1) have been issued a certificate of occupancy (where available) or is otherwise lawfully occupied for its intended use, (2) are fully operational, and (3) subsequent to the date that is twenty-four (24) months after the acquisition date of such Real Estate, have an average rent-paying occupancy rate (by net rentable square feet) of at least 75% for the two most recently ended consecutive fiscal quarters, (e) is wholly owned by a Borrower or a Guarantor that is a wholly-owned Subsidiary and (f) has not been designated by the Borrowers in writing to the Administrative Agent as Real Estate that is not an Unencumbered Property because of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event or the Borrower's intention to subject such Unencumbered Property to an Indebtedness Lien or to Sell such Unencumbered Property pursuant to Section 9.4(b) hereof, which designation shall not be permitted during the continuance of a Default (other than if such designation during a Default is made in conjunction with such Real Estate's being the subject of a Sale or Indebtedness Lien under Section 9.4(b)(ii) and in compliance therewith) or an Event of Default and shall be accompanied by a compliance certificate in the form of Exhibit D attached hereto.

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

          Uniform Customs. See Section 5.3.

          Unimproved Land. Any Real Estate consisting of raw land which is unimproved by Buildings.

          Unpaid Reimbursement Obligations. Any Reimbursement Obligation for which the Borrowers have not reimbursed the Administrative Agent and the Lenders on the date specified in, and in accordance with, Section 5.6.

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

          (x)   Any provision granting any right to any Borrower or Guarantor during the continuance of (a) an Event of Default shall not modify, limit, waive or estopp the rights of the Lenders during the continuance of such Event of Default, including the rights of the Lenders to accelerate the Loans under Section 13.1 and the rights of the Lenders under Section 13.2 or 13.3, or (b) a Default, shall not extend the time for curing same or modify any otherwise applicable notice regarding same.

          Section 2.   THE REVOLVING CREDIT FACILITY.

          Section 2.1.   Commitment to Lend. Subject to the provisions of Section 2.4 and the other terms and conditions set forth in this Credit Agreement, each of the Lenders severally agrees to lend to the Borrowers and the Borrowers may borrow, repay, and reborrow from each Lender from time to time from the Restatement Date up to but not including the Revolving Credit Maturity Date upon notice by the Borrower Representative to the Administrative Agent given in accordance with Section 2.4 hereof, such sums as are requested by the Borrower Representative up to a maximum aggregate principal amount outstanding (after giving effect to all amounts requested) at any one time equal to such Lender's Revolving Credit Commitment minus such Lender's Revolving Credit Commitment Percentage of the sum of (a) the Maximum Drawing Amount and (b) all Unpaid Reimbursement Obligations; provided that the sum of (x) the outstanding amount of the Revolving Credit Loans (after giving effect to all amounts requested) plus (y) the Maximum Drawing Amount plus (z) all Unpaid Reimbursement Obligations, shall not at any time exceed the Total Revolving Credit Commitment in effect at such time.

          The Revolving Credit Loans shall be made pro rata in accordance with each Lender's Revolving Credit Commitment Percentage. Each request for a Revolving Credit Loan made pursuant to Section 2.4 hereof shall constitute a representation and warranty by the Borrowers that the conditions set forth in Section 11 have been satisfied as of the Restatement Date and that the conditions set forth in Section 12 have been satisfied on the date of such request and will be satisfied on the proposed Drawdown Date of the requested Revolving Credit Loan, provided that the making of such representation and warranty by the Borrowers shall not limit the right of any Lender not to lend if such conditions have not been met. No Revolving Credit Loan shall be required to be made by any Lender unless all of the conditions contained in Section 11 have been satisfied as of the Restatement Date and all of the conditions set forth in Section 12 have been met at the time of any request for a Revolving Credit Loan.

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

          Section 2.3.   Interest on Revolving Credit Loans; Fees.

                         (a)   Interest on Prime Rate Loans. Except as otherwise provided in Section 4.10, each Revolving Credit Loan that is a Prime Rate Loan shall bear interest for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto (unless earlier paid in accordance with Section 2.8) at a rate equal to the Prime Rate plus the Applicable Margin for Revolving Credit Loans which are Prime Rate Loans.

                         (b)   Interest on LIBOR Rate Loans. Except as otherwise provided in Section 4.10, each Revolving Credit Loan that is a LIBOR Rate Loan shall bear interest for the period commencing with the Drawdown Date thereof and ending on the last day of the Interest Period with respect thereto (unless earlier paid in accordance with Section 2.8) at a rate equal to the LIBOR Rate determined for such Interest Period plus the Applicable Margin for Revolving Credit Loans which are LIBOR Rate Loans.

                         (c)   Interest Payments. The Borrowers jointly and severally unconditionally promise to pay interest on each Revolving Credit Loan in arrears on each Interest Payment Date with respect thereto.

                         (d)   Commitment Fee. The Borrowers jointly and severally agree to pay to the Administrative Agent, for the accounts of the Lenders in accordance with their respective Revolving Credit Commitment Percentages, a commitment fee (the "Commitment Fee") in an amount equal to: (i) one-quarter of one percent (0.250%) per annum on the Daily Unused Revolving Credit Commitment, if the Daily Unused Revolving Credit Commitment exceeds 67% of the Total Revolving Credit Commitment, (ii) fifteen hundredths of one percent (0.15%) per annum on the Daily Unused Revolving Credit Commitment, if the Daily Unused Revolving Credit Commitment exceeds 33% of the Total Revolving Credit Commitment but is less than or equal to 67% of the Total Revolving Credit Commitment, or (iii) one-eighth of one percent (0.125%) per annum on the Daily Unused Revolving Credit Commitment, if the Daily Unused Revolving Credit Commitment is less than or equal to 33% of the Total Revolving Credit Commitment. The Commitment Fee shall be payable quarterly in arrears on the fifteenth (15th) day of January, April, July and October, calculated for the immediately preceding calendar quarter (or portion thereof) commencing on the first such date following the Restatement Date, with a final payment on the Revolving Credit Maturity Date or any earlier date on which the Revolving Credit Commitments shall terminate.

          Section 2.4.   Requests for Revolving Credit Loans.

          The following provisions shall apply to each request by the Borrowers for a Revolving Credit Loan:

                      (i)   The Borrower Representative shall submit a Completed Revolving Credit Loan Request to the Administrative Agent as provided in this Section 2.4. Except as otherwise provided herein, each Completed Revolving Credit Loan Request shall be in a minimum amount of $2,000,000 or an integral multiple of $500,000 in excess thereof. Each Completed Revolving Credit Loan Request shall be irrevocable and binding on the Borrowers and shall obligate the Borrowers to accept the Revolving Credit Loans requested from the Lenders on the proposed Drawdown Date, unless such Completed Revolving Credit Loan Request is withdrawn (x) in the case of a request for a Revolving Credit Loan that is a LIBOR Rate Loan, at least four (4) Business Days prior to the proposed Drawdown Date for such Revolving Credit Loan, and (y) in the case of a request for a Revolving Credit Loan that is a Prime Rate Loan, at least two (2) Business Days prior to the proposed Drawdown Date for such Revolving Credit Loan.

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

(iv) No Lender shall be obligated to fund any Revolving Credit Loan unless:
(a) a Completed Revolving Credit Loan Request has been timely received by the Administrative Agent as provided in subsection (i) above; and

      (b)   both before and after giving effect to the Revolving Credit Loan to be made pursuant to the Completed Revolving Credit Loan Request, all of the conditions contained in Section 11 shall have been satisfied as of the Restatement Date and all of the conditions set forth in Section 12 shall have been met, including, without limitation, the condition under Section 12.1 that there be no Default or Event of Default under this Credit Agreement; and

      (c)   the Administrative Agent shall have received a certificate in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative setting forth computations evidencing compliance with the covenants contained in Sections 10.1, 10.2, 10.3 and 10.11 on a pro forma basis after giving effect to such requested Revolving Credit Loan, and, certifying that, both before and after giving effect to such requested Revolving Credit Loan, no Default or Event of Default exists or will exist under this Credit Agreement or any other Loan Document, and that after taking into account such requested Revolving Credit Loan, no default will exist as of the Drawdown Date or thereafter.

                      (v)   The Administrative Agent will use good faith efforts to cause the Completed Revolving Credit Loan Request to be delivered to each Lender in accordance with Section 15.12 and in any event on the same day or the Business Day following the day a Completed Revolving Credit Loan Request is received by the Administrative Agent.

          Section 2.5.   Conversion Options.

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

                         (b)   Any Revolving Credit Loan of any Type may be continued as such upon the expiration of the Interest Period with respect thereto (i) in the case of Prime Rate Loans, automatically and (ii) in the case of LIBOR Rate Loans by compliance by the Borrower Representative with the notice provisions contained in Section 2.5(a); provided that no LIBOR Rate Loan may be continued as such when any Default or Event of Default has occurred and is continuing but shall be automatically converted to a Prime Rate Loan on the last day of the first Interest Period relating thereto ending during the continuance of any Default or Event of Default. The Administrative Agent shall notify the Lenders promptly when any such automatic conversion contemplated by this Section 2.5(b) is scheduled to occur.

                         (c)   In the event that the Borrower Representative does not notify the Administrative Agent of its election hereunder with respect to the continuation of any Revolving Credit Loan which is a LIBOR Rate Loan as such, the affected LIBOR Rate Loan shall automatically be converted to a Prime Rate Loan at the end of the applicable Interest Period.

                         (d)   The Borrowers may not request or elect a LIBOR Rate Loan pursuant to Section 2.4, elect to convert a Prime Rate Loan to a LIBOR Rate Loan pursuant to Section 2.5(a), or elect to continue a LIBOR Rate Loan pursuant to Section 2.5(b) if, after giving effect thereto, there would be greater than seven (7) LIBOR Rate Loans then outstanding (including both Revolving Credit Loans and Term Loan). Any Loan Request for a LIBOR Rate Loan that would create greater than seven (7) LIBOR Rate Loans outstanding shall be deemed to be a Loan Request for a Prime Rate Loan.

                         (e)   The Administrative Agent will use good faith efforts to cause any notice of continuation or conversion delivered under this Section 2.5 to be delivered to each Lender in accordance with Section 15.12 and in any event on the same day or the Business Day following the day such notice is received by the Administrative Agent.

          Section 2.6.   Funds for Revolving Credit Loans.

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

          Section 2.7.    Repayment of the Revolving Credit Loans at Maturity.  The Borrowers jointly and severally promise to pay on the Revolving Credit Maturity Date, and there shall become absolutely due and payable on the Revolving Credit Maturity Date, all unpaid principal of the Revolving Credit Loans outstanding on such date, together with any and all accrued and unpaid interest thereon, the unpaid balance of the Commitment Fee accrued through such date, and any and all other unpaid amounts due under this Credit Agreement, the Revolving Credit Notes or any other of the Loan Documents.

          Section 2.8.   Optional Repayments of Revolving Credit Loans.  The Borrowers shall have the right, at their election, to prepay the outstanding amount of the Revolving Credit Loans, in whole or in part, at any time without penalty or premium; provided that the outstanding amount of any Revolving Credit Loans that are LIBOR Rate Loans may not be prepaid unless the Borrowers pay any LIBOR Breakage Costs for each LIBOR Rate Loan so prepaid at the time of such prepayment. The Borrower Representative shall give the Administrative Agent, no later than 10:00 a.m., New York City time, at least two (2) Business Days' prior written notice of any prepayment pursuant to this Section 2.8 of any Revolving Credit Loans that are Prime Rate Loans, and at least four (4) LIBOR Business Days' notice of any proposed prepayment pursuant to this Section 2.8 of Revolving Credit Loans that are LIBOR Rate Loans, specifying the proposed date of prepayment of Revolving Credit Loans and the principal amount to be prepaid. Each such partial prepayment of the Revolving Credit Loans shall be in an amount of $2,000,000 or integral multiple of $500,000 in excess thereof, or, if less, the outstanding balance of the Revolving Credit Loans then being repaid, shall be accompanied by the payment of all charges outstanding on all Revolving Credit Loans so prepaid and of all accrued interest on the principal prepaid to the date of payment, and shall be applied, in the absence of instruction by the Borrower Representative, first to the principal of Revolving Credit Loans that are Prime Rate Loans and then to the principal of Revolving Credit Loans that are LIBOR Rate Loans, at the Administrative Agent's option.

           Section 2.9.   Mandatory Repayments of Revolving Credit Loans.  If at any time the sum of the outstanding amount of the Revolving Credit Loans, the Maximum Drawing Amount and all Unpaid Reimbursement Obligations exceeds the lesser of (i) Total Revolving Credit Commitment and (ii) the maximum amount that permits compliance with the terms of Section 10 hereof, the Borrowers shall immediately pay the amount of such excess to the Administrative Agent for application: first, to any Unpaid Reimbursement Obligations; second, to the Revolving Credit Loans (first to Prime Rate Loans, then to LIBOR Rate Loans in direct order of Interest Period maturities); and third, to provide to the Administrative Agent cash collateral for Reimbursement Obligations as contemplated by Section 5.6(b) and (c). Each payment of any Unpaid Reimbursement Obligations or prepayment of Revolving Credit Loans shall be allocated among the Lenders, in proportion, as nearly as practicable, to each Reimbursement Obligation or (as the case may be) the respective unpaid principal amount of each Lender's Revolving Credit Note, with adjustments to the extent practicable to equalize any prior payments or repayments not exactly in proportion.

          Section 2.10.   Optional Extension of Revolving Credit Loan Maturity Date.  The Borrowers may on one (1) occasion, by notice to the Administrative Agent given at least one hundred twenty (120) days prior to the then scheduled Revolving Credit Loan Maturity Date, extend such Revolving Credit Loan Maturity Date for an additional one (1) year period, provided that (i) no Default or Event of Default shall have occurred and be continuing at the time of such notice or such extension, (ii) all of the representations and warranties of the Borrowers contained in Section 7 of this Agreement and in any other Loan Document (other than representations and warranties which expressly speak as of a different date) shall be true and correct in all material respects at the time of such request and at the time of such extension, and (iii) that simultaneously with the giving of such notice, the Borrowers shall pay to the Administrative Agent, for the account of the Lenders, an extension fee equal to 0.25% of the Total Revolving Credit Commitment then outstanding.

          Section 2.11.   Increase of Commitment to Lend.  Unless a Default or an Event of Default has occurred and is continuing, the Borrowers may request, by written notice to the Administrative Agent on one (1) occasion on or before the Revolving Credit Loan Maturity Date, that the Total Revolving Credit Commitment be increased by an amount lesser than or equal to $25,000,000 (such that the Total Revolving Credit Commitment shall at no time exceed $100,000,000); provided that (a) the Borrowers shall not have requested the one-year extension of the Revolving Credit Loan Maturity Date pursuant to Section 2.10, (b) any Lender which is a party to this Credit Agreement prior to such request for such increase, at its sole discretion, may elect to increase its Revolving Credit Commitment but shall not have any obligation to so increase its Revolving Credit Commitment, and (c) in the event that each Lender does not elect to increase its Revolving Credit Commitment, the Loan Arranger shall use commercially reasonable efforts to locate additional lenders, subject to the Borrowers' approval of such lenders (such approval not to be unreasonably withheld) willing to hold commitments for the requested increase. In the event that Lenders commit to such increase, (i) the Revolving Credit Commitment of each such Lender shall be increased (or, in the case of a new lender not previously party hereto, added to the Revolving Credit Commitments), (ii) the pro rata share of each of the Lenders shall be adjusted subject to the payment of any LIBOR Breakage Costs, (iii) new Revolving Credit Notes shall be issued, (iv) the Borrowers shall make such borrowings and repayments as shall be necessary to effect the reallocation of the Revolving Credit Commitments, and (v) other changes shall be made by way of supplement, amendment or restatement of any of the Loan Documents as may be necessary or desirable to reflect the aggregate amount, if any, by which Lenders have agreed to increase their respective Revolving Credit Commitments or any other lenders have agreed to make new commitments pursuant to this Section 2.11 (including the modification of Schedule 1.2 to reflect the increase), in each case notwithstanding anything in Section 26 to the contrary, without the consent of any Lender other than those Lenders increasing their Revolving Credit Commitments (it being understood that the Administrative Agent shall execute any such supplement, amendment or restatement as may be reasonably requested by the Borrower and necessary or desirable in connection with an increase in the Revolving Credit Commitment permitted pursuant to this Section 2.11). The fees payable by the Borrowers upon such increase in the Revolving Credit Commitments shall be agreed upon by the Loan Arranger and the Borrowers at the time of such increase.

          Notwithstanding the foregoing, nothing in this Section 2.11 shall constitute or be deemed to constitute an agreement by any Lender to increase its Revolving Credit Commitment hereunder.

          Section 3.   THE TERM LOAN FACILITIES.

          Section 3.1.   Commitment to Lend.  Subject to the terms and conditions set forth in this Credit Agreement, each of the Lenders severally agrees to lend to the Borrowers on the Restatement Date an amount equal to such Lender's Term Commitment set forth opposite such Lender's name on Schedule 1.2 hereto. The entire amount of the Term Loan shall be borrowed on the Restatement Date.

          Section 3.2.   The Term Notes.  The Term Loan shall be evidenced by the Term Notes. A Term Note shall be payable to the order of each Lender in an aggregate principal amount equal to such Lender's Term Commitment. The Borrowers irrevocably authorize each Lender to make or cause to be made at or about the time of such Lender's receipt of any payment of principal on such Lender's Term Note an appropriate notation on such Lender's Term Note of the receipt of such payment. The outstanding amount of the Term Loan set forth on such Lender's Term Note Record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Lender, but the failure to record, or any error in so recording, any such amount on such Lender's Term Note Record shall not limit or otherwise affect the obligations of the Borrowers hereunder or under any Term Note to make payments of principal of or interest on any Term Note when due. Upon receipt of an affidavit of an officer of any Lender as to the loss, theft, destruction or mutilation of any Term Note or any other security document which is not of public record, and, in the case of any such loss, theft, destruction or mutilation, upon surrender and cancellation of such Term Note or other security document, the Borrowers will issue, in lieu thereof, a replacement Term Note or other security document in the same principal amount thereof and otherwise of like tenor.

          Section 3.3.   Interest on Term Loan.

                         (a)   Except as otherwise provided in Section 4.10, the outstanding amount of the Term Loan shall bear interest during each Interest Period relating to all or any portion of the Term Loan at the following rates:

                        (i)   To the extent that all or any portion of the Term Loan bears interest during such Interest Period at the Prime Rate, the Term Loan or such portion shall bear interest during such Interest Period at a rate equal to the Prime Rate.

                        (ii)   To the extent that all or any portion of the Term Loan bears interest during such Interest Period at the LIBOR Rate, the Term Loan or such portion shall bear interest during such Interest Period at a rate equal to the LIBOR Rate for such Interest Period plus the greater of (A) one and one-half percent (1.50%) per annum and (B) the Applicable Margin for Revolving Credit Loans which are LIBOR Rate Loans.

                         (b)   Interest Payments. The Borrowers jointly and severally unconditionally promise to pay interest on the Term Loan in arrears on each Interest Payment Date with respect thereto.

          Section 3.4.   Conversion Options.  The provisions of Section 2.5 shall apply mutatis mutandis with respect to all or any portion of the Term Loan so that the Borrowers may have the same interest rate options with respect to all or any portion of the Term Loan as they would be entitled to with respect to the Revolving Credit Loans.

          Section 3.5.   Repayment of the Term Loan at Maturity.  The Borrowers jointly and severally promise to pay on the Term Maturity Date, and there shall become absolutely due and payable on the Term Maturity Date, all unpaid principal of the Term Loan outstanding on such date, together with any and all accrued and unpaid interest thereon, and any and all other unpaid amounts due under this Credit Agreement, the Term Notes or any other of the Loan Documents in respect of the Term Loan.

          Section 3.6.   Optional Repayments of Term Loan.  The Borrowers shall have the right, at their election, to prepay the outstanding amount of the Term Loan, in whole or in part, at any time on or after September 4, 2004, subject to (a) the Borrower Representative having given at least thirty (30) days' prior written notice to the Administrative Agent of such prepayment, and (b) the payment, simultaneously with such prepayment, of (i) LIBOR Breakage Costs for the Term Loan to the extent that it is a LIBOR Rate Loan; and (ii) a prepayment premium calculated based on the amount of the Term Loan so prepaid, in the amount of (x) 1% of such amount, if such prepayment is made in the period from September 4, 2004 through September 4, 2005, (y) .5% of such amount, if such prepayment is made in the period from September 4, 2005 through September 4, 2007, and (z) 0% of such amount, if such prepayment is made thereafter. Each such partial prepayment of the Term Loan shall be in an amount of $5,000,000 or integral multiple of $500,000 in excess thereof, or, if less, shall be accompanied by the payment of all charges outstanding on the Term Loan and of all accrued interest on the principal of the Term Loan prepaid to the date of payment, and shall be applied, in the absence of instruction by the Borrower Representative, first to the principal of the Term Loan to the extent that it is a Prime Rate Loan and then to the principal of the Term Loan to the extent that it is a LIBOR Rate Loan, at the Administrative Agent's option. No amount of the Term Loan that is prepaid may be re-borrowed.

          Section 4.   CERTAIN GENERAL PROVISIONS.

          Section 4.1   Fees.  The Borrowers jointly and severally agree to pay to the Administrative Agent an administration fee (the "Administration Fee"), and a closing fee (the "Closing Fee"), as set forth in that certain letter agreement dated as of July 2, 2003, between the Borrower Representative and the Administrative Agent (the "Fee Letter").

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

                         (c)   Each Lender that is not incorporated or organized under the laws of the United States of America or a state thereof or the District of Columbia (a "Non-U.S. Lender") agrees that, prior to the first date on which any payment is due to it hereunder, it will deliver to the Borrower Representative and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form W-8BEN or Form W-8ECI or successor applicable form, as the case may be, certifying in each case that such Non-U.S. Lender is entitled to receive payments under this Credit Agreement and the Notes payable to it, without deduction or withholding of any United States federal income taxes. Each Non-U.S. Lender that so delivers a Form W-8BEN or Form W-8ECI pursuant to the preceding sentence further undertakes to deliver to each of the Borrower Representative and the Administrative Agent two further copies of Form W-8BEN or Form W-8ECI or successor applicable form, or other manner of certification, as the case may be, on or before the date that any such letter or form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower Representative, and such extensions or renewals thereof as may reasonably be requested by the Borrower Representative, certifying in the case of a Form W-8BEN or Form W-8ECI that such Non-U.S. Lender is entitled to receive payments under this Credit Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless in any such case an event (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Non-U.S. Lender from duly completing and delivering any such form with respect to it and such Non-U.S. Lender advises the Borrower Representative that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

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

          Section 4.3.   Computations.  All computations of interest on the Loans and of other fees to the extent applicable shall be made on the basis of a 360-day year and the actual number of days elapsed. Except as otherwise provided in the definition of the term "Interest Period" with respect to LIBOR Rate Loans, whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension. The outstanding amount of the Loans as reflected on the Note Records from time to time shall constitute prima facie evidence of the principal amount thereof absent manifest error; but the failure to record, or any error in so recording, any such amount on such Lender's Term Note Record shall not affect the obligations of the Borrowers hereunder or under any Term Note to make payments of principal of and interest on any Term Note when due.

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

          Section 4.6.   Additional Costs, Etc.  If any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to any Lender or the Administrative Agent by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall:

                         (a)   subject any Lender or the Administrative Agent to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Credit Agreement, the other Loan Documents, such Lender's Commitments or the Loans (other than taxes based upon or measured by the income or profits of such Lender or the Administrative Agent), or

                         (b)   materially change the basis of taxation (except for changes in taxes on income or profits) of payments to any Lender of the principal of or the interest on any Loans or any other amounts payable to the Administrative Agent or any Lender under this Credit Agreement or the other Loan Documents, or

                         (c)   impose or increase or render applicable (other than to the extent specifically provided for elsewhere in this Credit Agreement) any special deposit, reserve, assessment, liquidity, capital adequacy or other similar requirements (whether or not having the force of law) against assets held by, or deposits in or for the account of, or loans by, or commitments of an office of any Lender, or

                         (d)   impose on any Lender or the Administrative Agent any other conditions or requirements with respect to this Credit Agreement, the other Loan Documents, any Letters of Credit, the Loans, such Lender's Commitments, or any class of loans, or commitments of which any of the Loans or such Lender's Commitments form a part;

and the result of any of the foregoing is

(i) to increase the cost to any Lender of making, funding, issuing, renewing, extending or maintaining any of the Loans or such Lender's Commitments, or any Letter of Credit, or

                   (ii)   to reduce the amount of principal, interest, Reimbursement Obligation or other amount payable to such Lender or the Administrative Agent hereunder on account of such Lender's Commitments or any of the Loans, or

                   (iii)   to require such Lender or the Administrative Agent to make any payment or to forego any interest or Reimbursement Obligation or other sum payable hereunder, the amount of which payment or foregone interest or Reimbursement Obligation or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by such Lender or the Administrative Agent from the Borrowers hereunder, then, and in each such case, the Borrowers will, within thirty (30) days of demand made by such Lender or (as the case may be) the Administrative Agent at any time and from time to time and as often as the occasion therefor may arise, pay to such Lender such additional amounts as such Lender shall determine in good faith to be sufficient to compensate such Lender for such additional cost, reduction, payment or foregone interest or Reimbursement Obligation or other sum, provided that such Lender is generally imposing similar charges on its other similarly situated borrowers.

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

          Section 4.8.   Certificate.  A certificate setting forth any additional amounts payable pursuant to Sections 4.5, 4.6 or 4.7 and a brief explanation of such amounts (including the calculation thereof) which are due, submitted by any Lender or the Administrative Agent to the Borrower Representative, shall be prima facie evidence that such amounts are due and owing.

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

          Section 4.14.   Replacement of Lenders.  If any Lender (an "Affected Lender") (i) makes demand upon the Borrowers for (or if the Borrowers are otherwise required to pay) amounts pursuant to Sections 4.5, 4.6 or 4.7, or (ii) is unable to make or maintain LIBOR Rate Loans as a result of a condition described in Section 4.5, the Borrower Representative may, within 90 days of receipt of such demand, notice (or the occurrence of such other event causing the Borrowers to be required to pay such compensation or causing Section 4.5 to be applicable) as the case may be, by notice (a "Replacement Notice") in writing to the Administrative Agent and such Affected Lender (A) request the Affected Lender to cooperate with the Borrowers in obtaining a replacement lender satisfactory to the Administrative Agent and the Borrowers (the "Replacement Lender"); (B) request the non-Affected Lenders to acquire and assume all of the Affected Lender's Loans and Revolving Credit Commitment as provided herein, but none of such Lenders shall be under an obligation to do so; or (C) designate a Replacement Lender which is an Eligible Assignee and is reasonably satisfactory to the Administrative Agent other than when an Event of Default has occurred and is continuing and absolutely satisfactory to the Administrative Agent when an Event of Default has occurred and is continuing. If any satisfactory Replacement Lender shall be obtained, and/or any of the non-Affected Lenders shall agree to acquire and assume all of the Affected Lender's Loans and Revolving Credit Commitment, then such Affected Lender shall assign, in accordance with Section 19, all of its Revolving Credit Commitment, Loans, Letter of Credit Participations, Notes and other rights and obligations under this Credit Agreement and all other Loan Documents to such Replacement Lender or non-Affected Lenders, as the case may be, in exchange for payment of the principal amount so assigned and all interest and fees accrued on the amount so assigned, plus all other Obligations then due and payable to the Affected Lender; provided, however, that (x) such assignment shall be in accordance with the provisions of Section 19, shall be without recourse, representation or warranty and shall be on terms and conditions reasonably satisfactory to such Affected Lender and such Replacement Lender and/or non-Affected Lenders, as the case may be, and (y) prior to any such assignment, the Borrowers shall have paid to such Affected Lender all amounts properly demanded and unreimbursed under Sections 4.5, 4.6 and 4.9.

          Section 5.   LETTERS OF CREDIT.

          Section 5.1.   Commitment to Issue Letters of Credit.  Subject to the terms and conditions hereof and the execution and delivery by the Borrowers of a letter of credit application on the Administrative Agent's customary form (a "Letter of Credit Application"), the Administrative Agent on behalf of the Lenders and in reliance upon the agreement of the Lenders set forth in Section 5.1(d) and upon the representations and warranties of the Borrowers contained herein, agrees, in its individual capacity, to issue, extend and renew for the account of the Borrowers one or more standby letters of credit (individually, a "Letter of Credit"), in such form as may be requested from time to time by the Borrowers and agreed to by the Administrative Agent; provided, however, that, at all times, after giving effect to such request, (a) the sum of the aggregate Maximum Drawing Amount and all Unpaid Reimbursement Obligations shall not exceed $10,000,000 at any one time, and (b) the sum of (i) the aggregate Maximum Drawing Amount, (ii) all Unpaid Reimbursement Obligations, and (iii) the amount of all Revolving Credit Loans outstanding shall not exceed the Total Revolving Credit Commitment at any time. Notwithstanding the foregoing, the Administrative Agent shall have no obligation to issue any Letter of Credit to support or secure any Indebtedness of the Borrowers or any of their Subsidiaries to the extent that such Indebtedness was incurred prior to the proposed issuance date of such Letter of Credit, unless in any such case the Borrowers demonstrate to the satisfaction of the Administrative Agent that (x) such prior incurred Indebtedness was then fully secured by a prior perfected and unavoidable security interest in collateral provided by the Borrowers or such Subsidiary to the proposed beneficiary of such Letter of Credit or (y) such prior incurred Indebtedness was then secured or supported by a letter of credit issued for the account of the Borrowers or such Subsidiary and the reimbursement obligation with respect to such letter of credit was fully secured by a prior perfected and unavoidable security interest in collateral provided to the issuer of such letter of credit by the Borrowers or such Subsidiary.

          5.2   Letter of Credit Applications.  Each Letter of Credit Application shall be completed to the satisfaction of the Administrative Agent. In the event that any provision of any Letter of Credit Application shall be inconsistent with any provision of this Credit Agreement, then the provisions of this Credit Agreement shall, to the extent of any such inconsistency, govern.

          5.3   Terms of Letters of Credit.  Each Letter of Credit issued, extended or renewed hereunder shall, among other things, (a) provide for the payment of sight drafts for honor thereunder when presented in accordance with the terms thereof and when accompanied by the documents described therein, and (b) have an expiry date no later than the date which is fourteen (14) days (or, if the Letter of Credit is confirmed by a confirmer or otherwise provides for one or more nominated persons, forty-five (45) days) prior to the Revolving Credit Loan Maturity Date. Each Letter of Credit so issued, extended or renewed shall be subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 or any successor version thereto adopted by the Administrative Agent in the ordinary course of its business as a letter of credit issuer and in effect at the time of issuance of such Letter of Credit (the "Uniform Customs") or, in the case of a standby Letter of Credit, either the Uniform Customs or the International Standby Practices (ISP98), International Chamber of Commerce Publication No. 590, or any successor code of standby letter of credit practices among banks adopted by the Administrative Agent in the ordinary course of its business as a standby letter of credit issuer and in effect at the time of issuance of such Letter of Credit.

          5.4   Reimbursement Obligations of Lenders.  Each Lender severally agrees that it shall be absolutely liable, without regard to the occurrence of any Default or Event of Default or any other condition precedent whatsoever, to the extent of such Lender's Revolving Credit Commitment Percentage, to reimburse the Administrative Agent on demand for the amount of each draft paid by the Administrative Agent under each Letter of Credit to the extent that such amount is not reimbursed by the Borrowers pursuant to Section 5.6 (such agreement for a Lender being called herein the "Letter of Credit Participation" of such Lender).

          5.5   Participations of Lenders.  Each such payment made by a Lender shall be treated as the purchase by such Lender of a participating interest in the Borrowers' Reimbursement Obligation under Section 5.6 in an amount equal to such payment. Each Lender shall share in accordance with its participating interest in any interest which accrues pursuant to Section 5.6.

          5.6   Reimbursement Obligation of the Borrowers.  In order to induce the Administrative Agent to issue, extend and renew each Letter of Credit and the Lenders to participate therein, the Borrowers hereby agree to reimburse or pay to the Administrative Agent, for the account of the Administrative Agent or (as the case may be) the Lenders, with respect to each Letter of Credit issued, extended or renewed by the Administrative Agent hereunder,

          (a)   except as otherwise expressly provided in Section 5.6(b), on each date that any draft presented under such Letter of Credit is honored by the Administrative Agent, or the Administrative Agent otherwise makes a payment with respect thereto, (i) the amount paid by the Administrative Agent under or with respect to such Letter of Credit, and (ii) the amount of any taxes, fees, charges or other costs and expenses whatsoever incurred by the Administrative Agent or any Lender in connection with any payment made by the Administrative Agent or any Lender under, or with respect to, such Letter of Credit (it being understood that such payment to the Administrative Agent shall, subject to the satisfaction of the conditions set forth herein, be made from the proceeds of a Revolving Credit Loan made to the Borrowers pursuant to Section 2.4);

          (b)   upon the reduction (but not termination) of the Total Revolving Credit Commitment to an amount less than the Maximum Drawing Amount on all Letters of Credit, an amount equal to such difference, which amount shall be held by the Administrative Agent for the ratable benefit of the Lenders and the Administrative Agent as cash collateral for all Reimbursement Obligations; and

          (c)   upon the termination of the Total Revolving Credit Commitment, or the acceleration of the Reimbursement Obligations with respect to all Letters of Credit in accordance with Section 13, an amount equal to the then Maximum Drawing Amount on all Letters of Credit, which amount shall be held by the Administrative Agent for the ratable benefit of the Lenders and the Administrative Agent as cash collateral for all Reimbursement Obligations.

Each such payment shall be made to the Administrative Agent at the Administrative Agent's Head Office in immediately available funds or (in the case of clause (a) of this Section 5.6) from the direct application of the proceeds of a Revolving Credit Loan made pursuant to Section 2.4 hereof. In the event that the obligations of the Borrowers under Section 5.6(a) can not, in compliance with the provisions of this Credit Agreement, be satisfied in full by the making of a Revolving Credit Loan pursuant to Section 2.4, the Administrative Agent shall so notify the Borrowers, in which case the obligations of the Borrowers under Section 5.6(a) shall be immediately due and payable to the Administrative Agent. Interest on any and all amounts remaining unpaid by the Borrowers under this Section 5.6 at any time from the date such amounts become due and payable (whether as stated in this Section 5.6, by acceleration or otherwise) until payment in full (whether before or after judgment) shall be payable to the Administrative Agent on demand at the rate then in effect for overdue principal on the Revolving Credit Loans.

          5.7  Letter of Credit Payments.  If any draft shall be presented or other demand for payment shall be made under any Letter of Credit, the Administrative Agent shall notify the Borrowers of the date and amount of the draft presented or demand for payment and of the date and time when it expects to pay such draft or honor such demand for payment. If the Borrowers fail to reimburse the Administrative Agent as provided in Section 5.6 on or before the date that such draft is paid or other payment is made by the Administrative Agent, the Administrative Agent may at any time thereafter notify the Lenders of the amount of any such Unpaid Reimbursement Obligation. No later than 3:00 p.m. (Boston time) on the Business Day next following the receipt of such notice, each Lender shall make available to the Administrative Agent, at the Administrative Agent's Head Office, in immediately available funds, such Lender's Revolving Credit Commitment Percentage of such Unpaid Reimbursement Obligation, together with an amount equal to the product of (a) the average, computed for the period referred to in clause (c) below, of the weighted average interest rate paid by the Administrative Agent for federal funds acquired by the Administrative Agent during each day included in such period, times (b) the amount equal to such Lender's Revolving Credit Commitment Percentage of such Unpaid Reimbursement Obligation, times (c) a fraction, the numerator of which is the number of days that elapse from and including the date the Administrative Agent paid the draft presented for honor or otherwise made payment to the date on which such Lender's Revolving Credit Commitment Percentage of such Unpaid Reimbursement Obligation shall become immediately available to the Administrative Agent, and the denominator of which is 360. The responsibility of the Administrative Agent to the Borrowers and the Lenders shall be only to determine that the documents (including each draft) delivered under each Letter of Credit in connection with such presentment shall be in conformity in all material respects with such Letter of Credit.

          5.8  Obligations Absolute.  The Borrowers' obligations under this Section 5 shall be absolute and unconditional under any and all circumstances and irrespective of the occurrence of any Default or Event of Default or any condition precedent whatsoever or any setoff, counterclaim or defense to payment which the Borrowers may have or have had against the Administrative Agent, any Lender or any beneficiary of a Letter of Credit. The Borrowers further agree with the Administrative Agent and the Lenders that the Administrative Agent and the Lenders shall not be responsible for, and the Borrowers' Reimbursement Obligations under Section 5.6 shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, or any dispute between or among the Borrowers, the beneficiary of any Letter of Credit or any financing institution or other party to which any Letter of Credit may be transferred or any claims or defenses whatsoever of the Borrowers against the beneficiary of any Letter of Credit or any such transferee. The Administrative Agent and the Lenders shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit. The Borrowers agree that any action taken or omitted by the Administrative Agent or any Lender under or in connection with each Letter of Credit and the related drafts and documents, if done in good faith, shall be binding upon the Borrowers and shall not result in any liability on the part of the Administrative Agent or any Lender to the Borrowers.

          5.9  Reliance by Issuer.  To the extent not inconsistent with Section 5.8, the Administrative Agent shall be entitled to rely, and shall be fully protected in relying upon, any Letter of Credit, draft, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Credit Agreement unless it shall first have received such advice or concurrence of the Required Lenders as it reasonably deems appropriate or it shall first be indemnified to its reasonable satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Credit Agreement in accordance with a request of the Required Lenders, and such request and any action taken or failure to act pursuant thereto shall be binding upon the Lenders and all future holders of the Revolving Credit Notes or of a Letter of Credit Participation.

          5.10  Letter of Credit Fee.  The Borrowers shall pay a fee, quarterly in arrears on the first Business Day of the following quarter, (a "Letter of Credit Fee") to the Administrative Agent in respect of each Letter of Credit an amount equal to the product of (i) the Applicable Margin for Revolving Credit Loans which are LIBOR Rate Loans and (ii) the face amount of such Letter of Credit. The Letter of Credit Fee shall be for the accounts of the Lenders in accordance with their respective Revolving Credit Commitment Percentages. The Borrowers shall, on the date of issuance or any extension or renewal of any Letter of Credit, pay a fee equal to $1500 for each Letter of Credit for the account of the Administrative Agent, as a fronting fee. In respect of each Letter of Credit, the Borrowers shall also pay to the Administrative Agent for the Administrative Agent's own account, at such other time or times as such charges are customarily made by the Administrative Agent, including the Administrative Agent's customary issuance, amendment, negotiation or document examination and other administrative fees as in effect from time to time.

          Section 6.   GUARANTIES.  Each of the Guarantors will jointly and severally guaranty all of the Obligations pursuant to its Guaranty. The Obligations are full recourse obligations of each Borrower and each Guarantor, and all of the respective assets and properties of each Borrower and each Guarantor shall be available for the payment in full in cash and performance of the Obligations. Other than during the continuance of a Default or an Event of Default, at the request of the Borrower Representative, the Guaranty of any Subsidiary Guarantor shall be released by the Administrative Agent if and when all of the Real Estate owned by such Subsidiary Guarantor shall cease to be Unencumbered Properties pursuant to the terms of this Credit Agreement. The Administrative Agent will use good faith efforts to cause notice of the addition or release of any Guarantor to be delivered to each Lender in accordance with Section 15.12 and in any event on the same day or the Business Day following the day such notice is received by the Administrative Agent.

          Section 7.   REPRESENTATIONS AND WARRANTIES.  Each of the Borrowers for itself and for each of the other Borrowers and for each Guarantor insofar as any such statements relate to such Guarantor represents and warrants to the Administrative Agent and the Lenders all of the statements contained in this Section 7.

          Section 7.1.   Authority; Etc.

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

                         (b)   Capitalization.

                (i)   The outstanding equity of SALP is comprised of a general partner interest and limited partner interests, all of which have been duly issued and are outstanding and fully paid and non-assessable as set forth in Schedule 7.1(b) hereto. All of the issued and outstanding general partner interests of SALP are owned and held of record by Holdings; all of the limited partner interests of SALP are owned and held of record as set forth in Schedule 7.1(b) hereto. Except as set forth in the Agreement of Limited Partnership of SALP or as disclosed in Schedule 7.1(b) hereto, as of the Restatement Date there are no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in SALP. Except as disclosed in Schedule 7.1(b), there are no outstanding commitments, options, warrants, calls or other agreements (whether written or oral) binding on SALP or Sovran which require or could require SALP or Sovran to sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any equity interests of SALP. No general partnership interests of SALP are subject to any restrictions on transfer or any partner agreements, voting agreements, trust deeds, irrevocable proxies, or any other similar agreements or interests (whether written or oral).

                (ii)   As of the Restatement Date, the authorized capital stock of, or any other equity interests in Holdings are as set forth in Schedule 7.1(b), and the issued and outstanding voting and non-voting shares of the common stock of Holdings, and all of the other equity interests in Holdings, all of which have been duly issued and are outstanding and fully paid and non-assessable, are owned and held of record by Sovran. Except as disclosed in Schedule 7.1(b), as of the Restatement Date there are no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in Holdings, and there are no outstanding options, warrants, or other similar rights to acquire any shares of any class in the capital of or any other equity interests in Holdings. As of the Restatement Date there are no outstanding commitments, options, warrants, calls or other agreements or obligations (whether written or oral) binding on Holdings to issue, sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any shares of any class in the capital of or other equity interests in Holdings. No shares of, or equity interests in Holdings held by Sovran are subject to any restrictions on transfer pursuant to any of Holding's applicable charter, by-laws or any shareholder agreements, voting agreements, voting trusts, trust agreements, trust deeds, irrevocable proxies or any other similar agreements or instruments (whether written or oral).

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

          Section 7.2.   Governmental Approvals.  The execution, delivery and performance by each Borrower of this Credit Agreement and by each Borrower and each Guarantor of the other Loan Documents to which such Borrower or such Guarantor is or is to become a party and the transactions contemplated hereby and thereby do not require (i) the approval or consent of any governmental agency or authority other than those already obtained, or (ii) filing with any governmental agency or authority, other than filings which will be made with the SEC when and as required by law.

          Section 7.3.   Title to Properties; Leases.

          The Borrowers, the Guarantors and their respective Subsidiaries each has good title to all of its respective properties, assets and rights of every name and nature purported to be owned by it, including, without limitation, that:

                         (a)   As of the Restatement Date (with respect to Unencumbered Properties designated as such on the Restatement Date) or the date of designation as an Unencumbered Property (with respect to Unencumbered Properties acquired and/or designated as such after the Restatement Date), and in each case to the best of its knowledge thereafter, a Borrower or (if after the Restatement Date) a Guarantor holds good and clear record and marketable fee simple title to the Unencumbered Properties, subject to no rights of others, including any mortgages, conditional sales agreements, title retention agreements, liens or encumbrances, except for Permitted Liens.

                         (b)   Each of the Borrowers and each of the then Guarantors will, as of the Restatement Date, own all of the assets as reflected in the financial statements of the Borrowers described in Section 7.4 or acquired since the date of such financial statements (except property and assets sold or otherwise disposed of in the ordinary course of business since that date).

                         (c)   Each of the direct or indirect interests of the Borrowers or Holdings in any Partially-Owned Entity is set forth on Schedule 7.3 hereto, including the type of entity in which the interest is held, the percentage interest owned by such Borrower or Holdings in such entity, the capacity in which such Borrower or Holdings holds the interest, and such Borrower's or Holdings' ownership interest therein.

          Section 7.4.   Financial Statements.  The following financial statements have been furnished to each of the Lenders:

                         (a)   The audited consolidated balance sheet of Sovran and its Subsidiaries (including, without limitation, SALP) as of December 31, 2002 and their related consolidated income statements for the fiscal year ended December 31, 2002 and the unaudited consolidated balance sheet of Sovran and its Subsidiaries as of June 30, 2003 and their related consolidated income statements for the fiscal quarter then ended, certified by the chief financial officer of Sovran. Such balance sheet and income statements have been prepared in accordance with GAAP and fairly present the financial condition of Sovran and its Subsidiaries as of the close of business on the dates thereof and the results of operations for the fiscal periods then ended. There are no contingent liabilities of Sovran as of such dates involving material amounts, known to the officers of the Borrowers, not disclosed in said financial statements and the related notes thereto.

                         (b)   The SEC Filings.

          Section 7.5   Fiscal Year.  The Borrowers and their respective Subsidiaries each has a fiscal year which is the twelve months ending on December 31 of each calendar year.

          Section 7.6.   Franchises, Patents, Copyrights, Etc.  Each Borrower, each Guarantor and each of their respective Subsidiaries possesses all franchises, patents, copyrights, trademarks, trade names, licenses and permits, and rights in respect of the foregoing, adequate for the conduct of their respective businesses substantially as now conducted without known conflict with any rights of others, including all Permits.

          Section 7.7.   Litigation.  Except as stated on Schedule 7.7 there are no actions, suits, proceedings or investigations of any kind pending or threatened against any Borrower, any Guarantor or any of their respective Subsidiaries before any court, tribunal or administrative agency or board that, if adversely determined, might, either individually or in the aggregate, materially adversely affect the properties, assets, financial condition or business of such Borrower, such Guarantor or their respective Subsidiaries or materially impair the right of such Borrower, such Guarantor or their respective Subsidiaries to carry on their respective businesses substantially as now conducted by them, or result in any substantial liability not adequately covered by insurance, or for which adequate reserves are not maintained, as reflected in the applicable financial statements of the Borrowers, or which question the validity of this Credit Agreement or any of the other Loan Documents, or any action taken or to be taken pursuant hereto or thereto.

          Section 7.8.   No Materially Adverse Contracts, Etc.  None of any Borrower, any Guarantor or any of their respective Subsidiaries is subject to any charter, corporate, partnership or other legal restriction, or any judgment, decree, order, rule or regulation that has or is expected in the future to have a materially adverse effect on their respective businesses, assets or financial conditions. None of any Borrower, any Guarantor or any of their respective Subsidiaries is a party to any contract or agreement that has or is expected, in the judgment of their respective officers, to have any materially adverse effect on the respective businesses of such Borrower, such Guarantor or any of their respective Subsidiaries.

          Section 7.9.   Compliance With Other Instruments, Laws, Etc.  None of any Borrower, any Guarantor or any of their respective Subsidiaries is in violation of any provision of its partnership agreement, charter documents, bylaws or other organizational documents, as the case may be, or any respective agreement or instrument to which it may be subject or by which it or any of its properties may be bound or any decree, order, judgment, statute, license, rule or regulation, in any of the foregoing cases in a manner that could result, individually or in the aggregate, in the imposition of substantial penalties or materially and adversely affect the financial condition, properties or businesses of such Borrower, such Guarantor or any of their respective Subsidiaries.

          Section 7.10.  Tax Status.

                         (a)   (i) Each of the Borrowers, the Guarantors and their respective Subsidiaries (A) has timely made or filed all federal, state and local income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject, (B) has paid all taxes and other governmental assessments and charges shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and by appropriate proceedings, and (C) has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply, and (ii) there are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the respective officers of the Borrowers and the Guarantors and their respective Subsidiaries know of no basis for any such claim. Except as in accordance with Section 8.5(f), the Borrowers do not intend to treat any of the Loans, Letters of Credit and/or related transactions hereunder as being a "reportable transaction" (within the meaning of Treasury Regulation 1.6011-4).

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

          Section 7.11.   No Event of Default; No Materially Adverse Changes.  No default, Default or Event of Default has occurred and is continuing. Since June 30, 2003, there has occurred no materially adverse change in the businesses, assets, operations, conditions (financial or otherwise) or prospects of Sovran and its Subsidiaries or SALP and its Subsidiaries as shown on or reflected in the consolidated balance sheet of Sovran and its Subsidiaries as at June 30, 2003, or the consolidated statement of income for the fiscal quarter then ended, other than changes in the ordinary course of business that have not had any materially adverse effect either individually or in the aggregate on the businesses, assets, operations, conditions (financial or otherwise) or prospects of Sovran, SALP or any of their respective Subsidiaries.

          Section 7.12.   Investment Company Acts.  None of any Borrower, any Guarantor or any of their respective Subsidiaries is an "investment company", or an "affiliated company" or a "principal underwriter" of an "investment company", as such terms are defined in the Investment Company Act of 1940.

          Section 7.13.   Absence of UCC Financing Statements, Etc.  Except for Permitted Liens, as of the Restatement Date there will be no financing statement, security agreement, chattel mortgage, real estate mortgage, equipment lease, financing lease, option, encumbrance or other document filed or recorded with any filing records, registry, or other public office, that purports to cover, affect or give notice of any present or possible future lien or encumbrance on, or security interest in, any Unencumbered Property. Neither any Borrower nor any Guarantor has pledged or granted any lien on or security interest in or otherwise encumbered or transferred any of their respective interests in any Subsidiary (including in the case of Sovran, its interests in SALP, and in the case of any Borrower, its interests in the Operating Subsidiaries) or in any Partially-Owned Entity.

          Section 7.14.   Absence of Liens.  A Borrower or a Guarantor is the owner of the Unencumbered Properties free from any lien, security interest, encumbrance and any other claim or demand, except for Permitted Liens.

          Section 7.15.   Certain Transactions.  Except as set forth on Schedule 7.15, none of the officers, partners, directors, or employees of any Borrower or any Guarantor or any of their respective Subsidiaries is presently a party to any transaction with any Borrower, any Guarantor or any of their respective Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, partner, director or such employee or, to the knowledge of the Borrowers, any corporation, partnership, trust or other entity in which any officer, partner, director, or any such employee or natural Person related to such officer, partner, director or employee or other Person in which such officer, partner, director or employee has a direct or indirect beneficial interest has a substantial interest or is an officer, director, trustee or partner.

          Section 7.16.   Employee Benefit Plans.

                    7.16.1.   In General.  Each Employee Benefit Plan and each Guaranteed Pension Plan has been maintained and operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions and the bonding of fiduciaries and other persons handling plan funds as required by Section 412 of ERISA. The Borrowers have heretofore delivered to the Administrative Agent the most recently completed annual report, Form 5500, with all required attachments, and actuarial statement required to be submitted under Section 103(d) of ERISA, with respect to each Guaranteed Pension Plan.

                    7.16.2   Terminability of Welfare Plans.  No Employee Benefit Plan, which is an employee welfare benefit plan within the meaning of Section 3(1) or Section 3(2)(B) of ERISA, provides benefit coverage subsequent to termination of employment, except as required by Title I, Part 6 of ERISA or the applicable state insurance laws. The Borrowers may terminate each such Plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) in the discretion of the Borrowers without liability to any Person other than for claims arising prior to termination.

                    7.16.3.Guaranteed Pension Plans.  Each contribution required to be made to a Guaranteed Pension Plan, whether required to be made to avoid the incurrence of an accumulated funding deficiency, the notice or lien provisions of Section 302(f) of ERISA, or otherwise, has been timely made. No waiver of an accumulated funding deficiency or extension of amortization periods has been received with respect to any Guaranteed Pension Plan, and neither any Borrower or any Guarantor nor any ERISA Affiliate is obligated to or has posted security in connection with an amendment to a Guaranteed Pension Plan pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code. No liability to the PBGC (other than required insurance premiums, all of which have been paid) has been incurred by any Borrower or any Guarantor or any ERISA Affiliate with respect to any Guaranteed Pension Plan and there has not been any ERISA Reportable Event (other than an ERISA Reportable Event as to which the requirement of thirty (30) days notice has been waived), or any other event or condition which presents a material risk of termination of any Guaranteed Pension Plan by the PBGC. Based on the latest valuation of each Guaranteed Pension Plan (which in each case occurred within twelve months of the date of this representation), and on the actuarial methods and assumptions employed for that valuation, the aggregate benefit liabilities of all such Guaranteed Pension Plans within the meaning of Section 4001 of ERISA did not exceed the aggregate value of the assets of all such Guaranteed Pension Plans, disregarding for this purpose the benefit liabilities and assets of any Guaranteed Pension Plan with assets in excess of benefit liabilities, by more than $500,000.

                    7.16.4.   Multiemployer Plans.  Neither any Borrower nor any Guarantor nor any ERISA Affiliate has incurred any material liability (including secondary liability) to any Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan under Section 4201 of ERISA or as a result of a sale of assets described in Section 4204 of ERISA. Neither any Borrower nor any Guarantor nor any ERISA Affiliate has been notified that any Multiemployer Plan is in reorganization or insolvent under and within the meaning of Section 4241 or Section 4245 of ERISA or is at risk of entering reorganization or becoming insolvent, or that any Multiemployer Plan intends to terminate or has been terminated under Section 4041A of ERISA.

          Section 7.17.   Regulations U and X.  The proceeds of the Loans and the Letters of Credit shall be used for the purposes described in Section 8.12. No portion of any Loan is to be used, and no portion of any Letter of Credit is to be obtained, for the purpose of purchasing or carrying any "margin security" or "margin stock" in violation of (and, as such terms are used in) Regulations U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R. Parts 221 and 224.

          Section 7.18.   Environmental Compliance.  The Borrowers have caused environmental assessments to be conducted and/or taken other steps to investigate the past and present environmental condition and usage of the Real Estate and the operations conducted thereon. Based upon such assessments and/or investigation, the Borrowers have determined that:

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

                           (c)   Except as set forth on Schedule 7.18, (i) no portion of the Real Estate has been used for the handling, processing, storage or disposal of Hazardous Substances except in accordance with applicable Environmental Laws; and no underground tank or other underground storage receptacle for Hazardous Substances is located on any portion of any Real Estate except in accordance with applicable Environmental Laws, (ii) in the course of any activities conducted by the Borrowers, the Guarantors, their respective Subsidiaries or the operators of their respective properties, or any ground or space tenants on any Real Estate, no Hazardous Substances have been generated or are being used on such Real Estate except in accordance with applicable Environmental Laws, (iii) there has been no present or past releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping (a "Release") or threatened Release of Hazardous Substances on, upon, into or from the Real Estate, (iv) there have been no Releases on, upon, from or into any real property in the vicinity of any of the Real Estate which, through soil or groundwater contamination, may have come to be located on such Real Estate, and (v) any Hazardous Substances that have been generated on any of the Real Estate during ownership thereof by a Borrower or a Guarantor or any of their respective Subsidiaries have been transported off-site only by carriers having an identification number issued by the EPA, treated or disposed of only by treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities have been and are, to the best of the Borrowers' knowledge, operating in compliance with such permits and applicable Environmental Laws; any of which events described in clauses (i) through (v) above would have a material adverse effect on the business, assets or financial condition of any Borrower, any Guarantor or any of their respective Subsidiaries, or constitutes a Disqualifying Environmental Event with respect to any Unencumbered Property. Notwithstanding that the representations contained herein are limited to the knowledge of the Borrowers, any such limitation shall not affect the covenants specified in Section 8.11 or elsewhere in this Credit Agreement.

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

          Section 7.19.   Subsidiaries.  Schedule 7.19 sets forth all of the respective Subsidiaries of Sovran or SALP, and Schedule 7.19 will be updated to reflect any subsequent Guarantor and its Subsidiaries, if any.

          Section 7.20.   Loan Documents.  All of the representations and warranties of the Borrowers and the Guarantors made in this Credit Agreement and in the other Loan Documents or any document or instrument delivered to the Administrative Agent or the Lenders pursuant to or in connection with any of such Loan Documents are true and correct in all material respects and do not include any untrue statement of a material fact or omit to state a material fact required to be stated or necessary to make such representations and warranties not materially misleading.

          Section 7.21.   REIT Status.  Sovran has not taken any action that would prevent it from maintaining its qualification as a REIT for its tax year ended December 31, 2003, or from maintaining such qualification at all times during the term of the Loans. Sovran is not a "pension held REIT" within the meaning of Section 856(h)(3)(D) of the Code.

          Section 7.22.   Subsequent Guarantors.  The foregoing representations and warranties in Section 7.3 through Section 7.20, as the same are true, correct and applicable to Guarantors existing on the Restatement Date, shall be true, correct and applicable to each subsequent Guarantor.

          Section 7.23.   Trading Status.  No security of Sovran traded on the New York Stock Exchange has been suspended from trading.

          Section 7.24.   Title Policies.  To the best of the Borrowers' knowledge, except as set forth on Schedule 7.24 hereto, each of the Title Policies delivered to the Administrative Agent pursuant to Section 11.5 with respect to an Unencumbered Property remains true and correct in all material respects as of the Restatement Date.

          Section 7.25.   Foreign Assets Control Regulations, Etc.  None of the requesting or borrowing of the Loans, the requesting or issuance, extension or renewal of any Letters of Credit or the use of the proceeds of any thereof will violate the Trading With the Enemy Act (50 U.S.C. Section  1 et seq., as amended) (the "Trading With the Enemy Act") or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) (the "Foreign Assets Control Regulations") or any enabling legislation or executive order relating thereto (which for the avoidance of doubt shall include, but shall not be limited to (a) Executive Order 13224 of September 21, 2001 Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49079 (2001)) (the "Executive Order") and (b) the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Public Law 107-56)). Furthermore, neither the Borrowers nor any of their Subsidiaries or other Affiliates (a) is or will become a "blocked person" as described in the Executive Order, the Trading With the Enemy Act or the Foreign Assets Control Regulations or (b) engages or will engage in any dealings or transactions, or be otherwise associated, with any such "blocked person".

          Section 8.   AFFIRMATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS.  Each of the Borrowers for itself and on behalf of each of the Guarantors (if and to the extent expressly included in Subsections contained in this Section) covenants and agrees that, so long as any Loan, Unpaid Reimbursement Obligation, Letter of Credit or Note is outstanding or the Lenders have any obligation to make any Loans or the Administrative Agent has any obligation to issue, extend or renew any Letters of Credit:

          Section 8.1.   Punctual Payment.  The Borrowers will duly and punctually pay or cause to be paid the principal and interest on the Loans and all Reimbursement Obligations and all interest, fees, charges and other amounts provided for in this Credit Agreement and the other Loan Documents, all in accordance with the terms of this Credit Agreement and the Notes, and the other Loan Documents.

          Section 8.2.   Maintenance of Office.  Each of the Borrowers and the Guarantors will maintain its chief executive office in Buffalo, New York, or at such other place in the contiguous United States of America as each of them shall designate upon written notice to the Administrative Agent to be delivered within five (5) days of such change, where notices, presentations and demands to or upon the Borrowers and the Guarantors, as the case may be, in respect of the Loan Documents may be given or made.

          Section 8.3.   Records and Accounts.  Each of the Borrowers and the Guarantors will (a) keep, and cause each of its Subsidiaries to keep, true and accurate records and books of account in which full, true and correct entries will be made in accordance with GAAP, (b) maintain adequate accounts and reserves for all taxes (including income taxes), contingencies, depreciation and amortization of its properties and the properties of its Subsidiaries and (c) at all times engage Ernst & Young LLP or other Accountants as the independent certified public accountants of Sovran, SALP and their respective Subsidiaries and will not permit more than thirty (30) days to elapse between the cessation of such firm's (or any successor firm's) engagement as the independent certified public accountants of Sovran, SALP and their respective Subsidiaries and the appointment in such capacity of a successor firm as Accountants.

          Section 8.4.   Financial Statements, Certificates and Information.  The Borrowers will deliver to the Administrative Agent:

                  (a)   as soon as practicable, but in any event not later than ninety (90) days after the end of each of its fiscal years:

                (i)   in the case of SALP, if prepared, the audited consolidated balance sheet of SALP and its subsidiaries at the end of such year, and the related audited consolidated statements of income, funds available for distribution and cash flows for the year then ended, in each case (except for cash flow statements) with supplemental consolidating schedules provided by SALP; and

                (ii)   in the case of Sovran, the audited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 8.6 or Section 8.7 hereof) balance sheet of Sovran and its subsidiaries (including, without limitation, SALP and its subsidiaries) at the end of such year, and the related audited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 8.6 or Section 8.7 hereof) statements of income, funds available for distribution, and cash flows for the year then ended;

each setting forth in comparative form the figures for the previous fiscal year and all such statements to be in reasonable detail, prepared in accordance with GAAP, and, in each case, accompanied by an auditor's report prepared without qualification by the Accountants, together with a written statement from such Accountants to the effect that, in making the examination necessary to said certification, they have obtained no knowledge of any facts or circumstances that would cause Sovran not to continue to qualify as a REIT for federal income tax purposes, or, if such accountants shall have obtained knowledge of any such facts or circumstances, they shall make disclosure thereof in such statement;

                           (b)   as soon as practicable, but in any event not later than forty-five (45) days after the end of each of its fiscal quarters:

                         (i)   in the case of SALP, if prepared, copies of the unaudited consolidated balance sheet of SALP and its subsidiaries as at the end of such quarter, and the related unaudited consolidated statements of income, funds available for distribution and cash flows for the portion of SALP's fiscal year then elapsed, with supplemental consolidating schedules (except with respect to cash flow statements) provided by SALP; and

                         (ii)   in the case of Sovran, copies of the unaudited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 8.6 or Section 8.7 hereof) balance sheet of Sovran and its subsidiaries (including, without limitation, SALP and its subsidiaries) as at the end of such quarter, and the related unaudited consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 8.6 or Section 8.7 hereof) statements of income, funds available for distribution and cash flows for the portion of Sovran's fiscal year then elapsed;

all in reasonable detail and prepared in accordance with GAAP, together with a certification by the principal financial officer of SALP or Sovran, as applicable, that the information contained in such financial statements fairly presents the financial position of SALP or Sovran (as the case may be) and its subsidiaries on the date thereof (subject to year-end adjustments);

                           (c)   simultaneously with the delivery of the financial statements referred to in subsections (a) and (b) above, a statement in the form of Exhibit D hereto signed by the chief financial officer of SALP or Sovran, as applicable, and (if applicable) reconciliations to reflect changes in GAAP since June 30, 2003; and, in the case of Sovran, setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof;

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

          Section 8.5.   Notices.

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

                           (e)   Acquisition and Disposition of Real Estate. The Borrower Representative shall notify the Administrative Agent in writing within seven (7) Business Days of the acquisition and, for so long as the Term Loan is outstanding hereunder, the disposition of any Real Estate by any Borrower, any Guarantor, any of their respective Subsidiaries or any Partially-Owned Entity (whether or not such acquisition was made with proceeds of the Loans), which notice shall include, with respect to such Real Estate, its owner (if other than SALP), its address, a brief description, a summary of occupancy levels, a proforma and historic (if available) income statement and a summary of the key business terms of such acquisition (including sources and uses of funds for such acquisition), a summary of the principal terms of any financing for such Real Estate, and a statement as to whether such Real Estate qualifies as an Unencumbered Property.

                           (f)   Notices Concerning Tax Treatment. In the event either of the Borrowers determines to take any action inconsistent with its intention to not treat any of the Loans, Letters of Credit and/or related transactions hereunder as a "reportable transaction" (within the meaning of Treasury Regulation Section 1.6011-4), it will promptly notify the Administrative Agent in writing thereof and will provide the Administrative Agent with a duly completed copy of IRS Form 8886 or any successor form. The Borrowers acknowledge that one or more of the Lenders may treat its Loans and Letter of Credit Participations as part of a transaction that is subject to Treasury Regulation Section 1.6011-4 or Section 301.6112-1, and the Administrative Agent and such Lender or Lenders, as applicable, will file such IRS forms and maintain such lists and other records as they may determine is required by such Treasury Regulations.

                           (g)   Notice to Lenders. The Administrative Agent will use good faith efforts to cause any notice delivered under this Section 8.5 to be delivered to each Lender in accordance with Section 15.12 and in any event on the same day or the Business Day following the day such notice is received by the Administrative Agent.

          Section 8.6.   Existence of SALP, Holdings and Subsidiary Guarantors; Maintenance of Properties.  SALP for itself and for Holdings and each Subsidiary Guarantor (insofar as any such statements relate to Holdings or such Subsidiary Guarantor) will do or cause to be done all things necessary to, and shall, preserve and keep in full force and effect its existence as a limited partnership, corporation or another legally constituted entity, and will do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries, and will not, and will not cause or permit any of its Subsidiaries to, convert to a limited liability company or a limited liability partnership. SALP shall be the owner of substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to own any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. SALP (a) will cause all necessary repairs, renewals, replacements, betterments and improvements to be made to all Real Estate owned or controlled by it or by any of its Subsidiaries or any Subsidiary Guarantor, all as in the judgment of SALP or such Subsidiary or such Subsidiary Guarantor may be necessary so that the business carried on in connection therewith may be properly conducted at all times, subject to the terms of the applicable Leases and partnership agreements or other entity charter documents, (b) will cause all of its other properties and those of its Subsidiaries and the Subsidiary Guarantors used or useful in the conduct of its business or the business of its Subsidiaries or such Subsidiary Guarantor to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, and (c) will, and will cause each of its Subsidiaries and each Subsidiary Guarantor to, continue to engage exclusively in the business of owning and operating self storage facilities, which self storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Credit Agreement shall prevent the Borrowers from entering into Tower Leases or occasional non-material Leases of retail or office space incidental to the Borrowers' owning and operating self storage facilities; and provided further that nothing in this Section 8.6 shall prevent any Borrower from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of SALP, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of the Borrowers and their respective Subsidiaries on a consolidated basis. Holdings shall at all times be a wholly-owned Subsidiary of Sovran and the sole general partner of SALP and shall be the owner of at least 1% of the outstanding partnership interests in SALP.

          Section 8.7.   Existence of Sovran; Maintenance of REIT Status of Sovran; Maintenance of Properties.  Sovran will do or cause to be done all things necessary to preserve and keep in full force and effect its existence as a Maryland corporation. Sovran will at all times maintain its status as a REIT and not to take any action which could lead to its disqualification as a REIT. Sovran shall at all times maintain its listing on the New York Stock Exchange. Sovran will continue to operate as a fully-integrated, self-administered and self-managed real estate investment trust which, together with its Subsidiaries (including, without limitation SALP) owns and operates an improved property portfolio comprised exclusively of self-storage facilities. Sovran will not engage in any business other than the business of acting as a REIT and serving as a limited partner of SALP and as a member, partner or stockholder of other Persons as permitted by this Credit Agreement. Sovran shall conduct all or substantially all of its business operations through SALP, and shall not own real estate assets outside of its interests in SALP. Sovran shall cause SALP to own substantially all of the Real Estate owned by the Borrowers and their respective Subsidiaries and shall not permit any Subsidiary of any Borrower to become the owner of any Real Estate without the prior written consent of the Required Lenders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. Sovran shall do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries. Sovran shall (a) cause all of its properties and those of its Subsidiaries used or useful in the conduct of its business or the business of its Subsidiaries to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, (b) cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of Sovran may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times, and (c) cause SALP and each of its Subsidiaries to continue to engage exclusively in the business of owning and operating self storage facilities, which self-storage facilities shall be known primarily as "Uncle BoB's Self Storage"; provided that nothing in this Section 8.7 shall prevent Sovran from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of Sovran, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of Sovran and its Subsidiaries on a consolidated basis.

          Section 8.8.   Insurance.  Each Borrower will, and will cause each Guarantor to, maintain with respect to its properties, and will cause each of its Subsidiaries to maintain with financially sound and reputable insurers, insurance with respect to such properties and its business against such casualties and contingencies as shall be in accordance with the general practices of businesses having similar operations and real estate portfolios in similar geographic areas and in amounts, containing such terms, in such forms and for such periods as may be reasonable and prudent.

          Section 8.9.   Taxes.  Each Borrower will, and will cause each Guarantor to, pay or cause to be paid real estate taxes, other taxes, assessments and other governmental charges against the Real Estate before the same become delinquent and will duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue, all taxes, assessments and other governmental charges imposed upon its sales and activities, or any part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies that if unpaid might by law become a lien or charge upon any of the Real Estate; provided that any such tax, assessment, charge, levy or claim need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if such Borrower or such Guarantor shall have set aside on its books adequate reserves with respect thereto; and provided further that such Borrower or such Guarantor will pay all such taxes, assessments, charges, levies or claims forthwith upon the commencement of proceedings to foreclose any lien that may have attached as security therefor. If requested by the Administrative Agent, the Borrowers will provide evidence of the payment of real estate taxes, other taxes, assessments and other governmental charges against the Real Estate in the form of receipted tax bills or other form reasonably acceptable to the Administrative Agent.

          Section 8.10.   Inspection of Properties and Books.  Each Borrower will, and will cause each Guarantor to, permit the Lenders, through the Administrative Agent or any of the Lenders' other designated representatives, to visit and inspect any of the properties of any Borrower, any Guarantor or any of their respective Subsidiaries, to examine the books of account of the Borrowers, the Guarantors and their respective Subsidiaries (and to make copies thereof and extracts therefrom) and to discuss the affairs, finances and accounts of the Borrowers, the Guarantors and their respective Subsidiaries with, and to be advised as to the same by, its officers, all at such reasonable times and intervals as the Administrative Agent may reasonably request; provided that the Borrowers shall only be responsible for the costs and expenses incurred by the Administrative Agent in connection with such inspections after the occurrence and during the continuance of an Event of Default. The Administrative Agent and each Lender agrees to keep any non-public information delivered or made available by the Borrowers to it confidential from anyone other than persons employed or retained by the Administrative Agent or such Lender (including, without limitation, employees, officers, attorneys and other advisors) who, in the reasonable determination of the Administrative Agent or such Lender, reasonably need to know such information and who are or are expected to become engaged in evaluating, approving, structuring or administering the Loans or rendering legal advice in connection with the Loans; provided such employees, officers, attorneys and other advisors agree to keep such information confidential in accordance with this Section 8.10; and provided further that nothing herein shall prevent the Administrative Agent or any Lender or persons employed or retained by the Administrative Agent or such Lender from disclosing such information (i) to any other Lender, (ii) to any other person if reasonably incidental to the administration of the Loans, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority, (v) which has been publicly disclosed other than as a result of a disclosure by the Administrative Agent or any Lender which is not permitted by this Credit Agreement, (vi) in connection with any litigation to which the Administrative Agent, any Lender, or their respective Affiliates may be a party, (vii) to the extent reasonably required in connection with the exercise of any remedy hereunder, (viii) to the Administrative Agent's or such Lender's Affiliates, legal counsel and independent auditors, (ix) to any actual or proposed participant or Eligible Assignee of all or part of its rights hereunder, and (x) as otherwise required by law. Notwithstanding anything herein to the contrary, the Administrative Agent and each Lender may disclose to any and all Persons, without limitation of any kind, any information with respect to "tax treatment" and "tax structure" (in each case, within the meaning of Treasury Regulation Section 1.6011.4) of the transactions contemplated hereby and all materials of any kind (including opinions or other tax analyses) that are provided to the Administrative Agent or such Lender relating to such tax treatment and tax structure.

          Section 8.11.   Compliance with Laws, Contracts, Licenses, and Permits.  Each Borrower will, and will cause each Guarantor to, comply with, and will cause each of their respective Subsidiaries to comply with (a) all applicable laws and regulations now or hereafter in effect wherever its business is conducted, including, without limitation, all Environmental Laws and all applicable federal and state securities laws, (b) the provisions of its partnership agreement and certificate or corporate charter and other charter documents and by-laws, as applicable, (c) all material agreements and instruments to which it is a party or by which it or any of its properties may be bound (including the Real Estate and the Leases) and (d) all applicable decrees, orders, and judgments. If at any time while any Loan or Note is outstanding or the Lenders have any obligation to make Loans hereunder, any Permit shall become necessary or required in order that any Borrower may fulfill any of its obligations hereunder, the Borrowers and the Guarantors will immediately take or cause to be taken all reasonable steps within the power of the Borrowers or the Guarantors, as applicable, to obtain such Permit and furnish the Administrative Agent with evidence thereof.

          Section 8.12.   Use of Proceeds.  Subject at all times to the other provisions of this Credit Agreement the Borrowers will use the proceeds of the Loans and Letters of Credit to be obtained solely to finance (a) the acquisition, renovation and construction of self storage facilities, (b) the repayment of Indebtedness, (c) stock repurchases in accordance with Section 9.7(a) and (d) general working capital needs.

          Section 8.13.   Acquisition of Unencumbered Properties.  In addition to the requirements of Section 8.5(e), the Borrowers shall, within seven (7) Business Days of the acquisition of an Unencumbered Property or the qualification of any Real Estate as an Unencumbered Property, deliver to the Administrative Agent a copy of the Title Policy and the final environmental site assessment for such Unencumbered Property. Such Title Policies and environmental site assessments, as well as insurance certificates, shall not be forwarded to the Lenders by the Administrative Agent, but shall be available for inspection by the Lenders at the Administrative Agent's Head Office; provided that upon any Lender's reasonable request, and at such Lender's sole cost and expense, the Administrative Agent shall provide copies of the Title Policies and environmental site assessment for any specifically requested Unencumbered Property.

          Section 8.14.   Additional Guarantors; Solvency of Guarantors.

                          (a)   If, after the Restatement Date, a Subsidiary of any Borrower acquires any Real Estate in accordance with Section 8.6 and Section 8.7 that otherwise qualifies as an Unencumbered Property but is owned by a Person other than a then Borrower or Guarantor, the Borrowers shall cause such Person (which Person must be or become a wholly-owned Subsidiary of SALP or Sovran) to execute and deliver a Guaranty to the Administrative Agent and the Lenders in substantially the form of Exhibit B hereto prior to such Real Estate's becoming an Unencumbered Property hereunder. Such Guaranty shall evidence consideration and equivalent value. The Borrowers will not permit any Guarantor that owns any Unencumbered Properties to have any Subsidiaries.

                          (b)   The Borrowers shall cause each of the Subsidiary Guarantors to remain solvent and shall provide each of the Subsidiary Guarantors with such funds and assets as such Subsidiary Guarantor shall require in the operation of its business, all in consideration of such Guarantor's execution and delivery of its Guaranty.

          Section 8.15.   Further Assurances.  Each Borrower will, and will cause each Guarantor to, cooperate with, and to cause each of its Subsidiaries to cooperate with, the Administrative Agent and the Lenders and execute such further instruments and documents as the Lenders or the Administrative Agent shall reasonably request to carry out to their satisfaction the transactions contemplated by this Credit Agreement and the other Loan Documents.

          Section 8.16.   Form of Lease.  The Borrowers shall cause every lease for self storage space at an Unencumbered Property to be substantially in the form of Schedule 8.16 with such changes as required by applicable law or competitive market conditions generally applicable to self storage facilities in the market of such Unencumbered Property, provided, however, Leases of storage space to tower development firms or communications carriers (who are also entering into or have entered into Tower Leases or are subtenants under Tower Leases), with such space to be used to store equipment for use in connection with a tower or monopole located or to be located on the site, may be on such terms as may be reasonably negotiated by the Borrowers and containing the relocation clauses as and when required in Tower Leases in accordance with the terms of this Credit Agreement.

          Section 8.17.   Environmental Indemnification.  The Borrowers jointly and severally covenant and agree that they will indemnify and hold the Administrative Agent and each Lender, and each of their respective Affiliates, harmless from and against any and all claims, expense, damage, loss or liability incurred by the Administrative Agent or any Lender (including all reasonable costs of legal representation incurred by the Administrative Agent or any Lender, but excluding, as applicable, for the Administrative Agent or a Lender any claim, expense, damage, loss or liability as a result of the gross negligence or willful misconduct of the Administrative Agent or such Lender or any of their respective Affiliates) relating to (a) any Release or threatened Release of Hazardous Substances on any Real Estate; (b) any violation of any Environmental Laws with respect to conditions at any Real Estate or the operations conducted thereon; (c) the investigation or remediation of off-site locations at which any Borrower, any Guarantor or any of their respective Subsidiaries or their predecessors are alleged to have directly or indirectly disposed of Hazardous Substances; or (d) any action, suit, proceeding or investigation brought or threatened with respect to any Hazardous Substances relating to Real Estate (including, but not limited to, claims with respect to wrongful death, personal injury or damage to property). It is expressly acknowledged by each Borrower that this covenant of indemnification shall survive the payment of the Loans and shall inure to the benefit of the Administrative Agent and the Lenders and their respective Affiliates, their respective successors, and their respective assigns under the Loan Documents permitted under this Credit Agreement.

          Section 8.18.   Response Actions.  Each Borrower covenants and agrees that if any Release or disposal of Hazardous Substances shall occur or shall have occurred on any Real Estate owned by it or any of its Subsidiaries, such Borrower will cause the prompt containment and removal of such Hazardous Substances and remediation of such Real Estate as necessary to comply with all Environmental Laws or to preserve the value of such Real Estate.

          Section 8.19.   Environmental Assessments.  If the Required Lenders have reasonable grounds to believe that a Disqualifying Environmental Event has occurred with respect to any Unencumbered Property, after reasonable notice by the Administrative Agent, whether or not a Default or an Event of Default shall have occurred, the Required Lenders may determine that the affected Real Estate no longer qualifies as an Unencumbered Property; provided that prior to making such determination, the Administrative Agent shall give the Borrower Representative reasonable notice and the opportunity to obtain one or more environmental assessments or audits of such Unencumbered Property prepared by a hydrogeologist, an independent engineer or other qualified consultant or expert approved by the Administrative Agent, which approval will not be unreasonably withheld, to evaluate or confirm (i) whether any Release of Hazardous Substances has occurred in the soil or water at such Unencumbered Property and (ii) whether the use and operation of such Unencumbered Property materially complies with all Environmental Laws (including not being subject to a matter that is a Disqualifying Environmental Event). Such assessment will then be used by the Administrative Agent to determine whether a Disqualifying Environmental Event has in fact occurred with respect to such Unencumbered Property. All such environmental assessments shall be at the sole cost and expense of the Borrowers.

          Section 8.20.   Employee Benefit Plans.

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

          Section 8.21.   No Amendments to Certain Documents.  The Borrowers will not, and will not permit any Guarantor to, at any time cause or permit its certificate of limited partnership, agreement of limited partnership, articles of incorporation, by-laws or other charter documents, as the case may be, to be modified, amended or supplemented in any respect whatever, without (in each case) the express prior written consent or approval of the Required Lenders in their sole discretion, if such changes would affect Sovran's REIT status or otherwise materially adversely affect the rights of the Administrative Agent and the Lenders hereunder or under any other Loan Document.

          Section 8.22.   Exclusive Credit Facility.  The Borrowers will at all times use this Credit Agreement as the Borrower's exclusive revolving credit agreement and will not at any time during the term of this Credit Agreement permit any other revolving credit agreement to be maintained by any Borrower or any Guarantor.

          Section 8.23.   Management.  Except by reason of death or incapacity, at least two (2) of the Key Management Individuals (as hereinafter defined) shall remain active in the executive and/or operational management, in their current positions and with their current responsibilities (or more senior positions with requisite greater responsibilities), of Sovran; provided, however, if at least two (2) of the Key Management Individuals are not so active in such positions and with such responsibilities (except by reason of death or incapacity as aforesaid), then within ninety (90) days of the occurrence of such event, Sovran shall propose and appoint such individual(s) of comparable experience, reputation and otherwise reasonably acceptable to the Required Lenders to such position(s) such that, after such appointment, such acceptable replacement individuals, together with the Key Management Individuals remaining so active with Sovran in such positions and with such responsibilities, total at least two (2). For purposes hereof, "Key Management Individuals" shall mean and include Robert J. Attea, Kenneth F. Myszka and David L. Rogers.

            Section 9.   CERTAIN NEGATIVE COVENANTS OF THE BORROWERS AND THE GUARANTORS.  Each Borrower for itself and on behalf of the Guarantors covenants and agrees that, so long as any Loan, Unpaid Reimbursement Obligation, Letter of Credit or Note is outstanding or any of the Lenders has any obligation to make any Loans or the Administrative Agent has any obligation to issue, extend or renew any Letters of Credit:

          Section 9.1.   Restrictions on Indebtedness.

          The Borrowers and the Guarantors may, and may permit their respective Subsidiaries to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, any Indebtedness other than the specific Indebtedness which is prohibited under this Section 9.1 and with respect to which each of the Borrowers and the Guarantors will not, and will not permit any Subsidiary to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, singularly or in the aggregate as follows:

                          (a)   Indebtedness (excluding the Obligations) which is incurred under a revolving credit facility or line of credit with another financial institution;

                          (b)   Indebtedness which would result in a Default or Event of Default under Section 10 hereof or under any other provision of this Credit Agreement;

                          (c)   An aggregate amount in excess of $1,000,000 at any one time in respect of taxes, assessments, governmental charges or levies and claims for labor, materials and supplies for which payment therefor is required to be made in accordance with the provisions of Section 8.9 and has not been timely made;

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

          The terms and provisions of this Section 9.1 are in addition to, and not in limitation of, the covenants set forth in Section 10 of this Credit Agreement.

          Notwithstanding anything contained herein to the contrary, the Borrowers and the Guarantors will not, and will not permit any Subsidiary to, incur any Indebtedness for borrowed money which, together with other Indebtedness for borrowed money incurred by any Borrower, any Guarantor, and any Subsidiary since the date of the most recent compliance certificate delivered to the Administrative Agent in accordance with this Credit Agreement, exceeds $5,000,000 in the aggregate unless the Borrowers shall have delivered a compliance certificate in the form of Exhibit D hereto to the Administrative Agent evidencing covenant compliance at the time of delivery of the certificate and on a pro-forma basis after giving effect to such proposed Indebtedness. The Administrative Agent will use good faith efforts to cause any compliance certificate delivered under this Credit Agreement to be delivered to each Lender in accordance with Section 15.12 and in any event on the same day or the Business Day following the day such compliance certificate is received by the Administrative Agent.

          Section 9.2.   Restrictions on Liens, Etc.  None of any Borrower, any Guarantor, any Operating Subsidiary and any wholly-owned Subsidiary will: (a) create or incur or suffer to be created or incurred or to exist any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest of any kind upon any of its property or assets of any character whether now owned or hereafter acquired, or upon the income or profits therefrom; (b) transfer any of such property or assets or the income or profits therefrom for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to payment of its general creditors; (c) acquire, or agree or have an option to acquire, any property or assets upon conditional sale or other title retention or purchase money security agreement, device or arrangement; (d) suffer to exist for a period of more than thirty (30) days after the same shall have been incurred any Indebtedness or claim or demand against it that if unpaid might by law or upon bankruptcy or insolvency, or otherwise, be given any priority whatsoever over its general creditors; or (e) sell, assign, pledge or otherwise transfer any accounts, contract rights, general intangibles, chattel paper or instruments, with or without recourse (the foregoing items (a) through (e) being sometimes referred to in this Section 9.2 collectively as "Liens"), provided that the Borrowers, the Guarantors and any Subsidiary may create or incur or suffer to be created or incurred or to exist:

                          (i)   Liens securing taxes, assessments, governmental charges or levies or claims for labor, material and supplies, the Indebtedness with respect to which is not prohibited by Section 9.1(d);

                          (ii)   deposits or pledges made in connection with, or to secure payment of, worker's compensation, unemployment insurance, old age pensions or other social security obligations; and deposits with utility companies and other similar deposits made in the ordinary course of business;

                          (iii)   Liens (other than affecting the Unencumbered Properties) in respect of judgments or awards, the Indebtedness with respect to which is not prohibited by Section 9.1(e);

                          (iv)   encumbrances on properties consisting of easements, rights of way, covenants, restrictions on the use of real property and defects and irregularities in the title thereto; landlord's or lessor's Liens under Leases to which any Borrower, any Guarantor, or any Subsidiary is a party or bound; purchase options granted at a price not less than the market value of such property; and other minor Liens or encumbrances on properties, none of which interferes materially and adversely with the use of the property affected in the ordinary conduct of the business of the owner thereof, and which matters (x) do not individually or in the aggregate have a material adverse effect on the business of any Borrower, any Guarantor or any of their respective Subsidiaries or (y) do not make title to such property unmarketable by the conveyancing standards in effect where such property is located;

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

                          (ix)   Liens securing Indebtedness for the purchase price of capital assets (other than Real Estate but including Indebtedness in respect of Capitalized Leases for equipment and other equipment leases) to the extent not otherwise prohibited by Section 9.1; and

                          (x)   other Liens (other than affecting the Unencumbered Properties) in connection with any Indebtedness permitted under Section 9.1 which do not otherwise result in a Default or Event of Default under this Credit Agreement.

          Notwithstanding the foregoing provisions of this Section 9.2, the failure of any Unencumbered Property to comply with the covenants set forth in this Section 9.2 shall result in such Unencumbered Property's disqualification as Unencumbered Property under this Credit Agreement, but such disqualification shall not by itself constitute a Default or Event of Default, unless such disqualification causes a Default or an Event of Default under another provision of this Credit Agreement.

          Section 9.3.   Restrictions on Investments.  No Borrower, Guarantor, or Subsidiary will make or permit to exist or to remain outstanding any Investment except Investments in:

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

                          (d)   Investments existing on the Restatement Date and listed on Schedule 9.3(d) hereto;

                          (e)   So long as no Default or Event of Default has occurred and is continuing or would occur after giving effect thereto, acquisitions of Real Estate consisting of self storage facilities, warehouses and mini-warehouses and the equity of Persons whose primary operations consist of the ownership, development, operation and management of self storage facilities, warehouses and mini-warehouses; provided, however that (i) the Borrowers shall not, and shall not permit any Guarantor or any of its Subsidiaries to, acquire any such Real Estate without the prior written consent of the Administrative Agent if the environmental investigation for such Real Estate determines that the potential environmental remediation costs and other environmental liabilities associated with such Real Estate exceed $200,000; and (ii) the Borrowers shall not permit any of their Subsidiaries which is not a Borrower or a Guarantor, or which does not become a Borrower or a Guarantor, to acquire any Unencumbered Property, and in all cases such Guarantor shall be a wholly-owned Subsidiary of SALP or Sovran;

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

                          (h)   any other Investments made in the ordinary course of business and consistent with past business practices in an aggregate amount not to exceed $10,000,000 outstanding at any time;

                          (i)   interest rate hedges in connection with Indebtedness;

                          (j)   shares of so-called "money market funds" registered with the SEC under the Investment Company Act of 1940 which maintain a level per-share value, invest principally in marketable direct or guaranteed obligations of the United States of America and agencies and instrumentalities thereof, and have total assets in excess of $50,000,000; and

                          (k)   Investments consisting of Distributions (including, without limitation, the Sovran Treasury Stock held by Sovran) permitted under Section 9.7(a) hereof. At no time shall the Sovran Treasury Stock ever constitute more than 25% (by value) of the consolidated assets of Sovran, for purposes of Regulations U and X of the Board of Governors of the Federal Reserve System (as referred to in Section 7.17 hereof). For the avoidance of doubt, Sovran Treasury Stock shall not be deemed to constitute an asset of the Borrowers for any other purpose hereunder.

          Section 9.4.   Merger, Consolidation and Disposition of Assets.

          None of any Borrower, any Guarantor, any Operating Subsidiary or any wholly-owned Subsidiary will:

                          (a)   Become a party to any merger, consolidation or reorganization without the prior written consent of the Lenders, except that so long as no Default or Event of Default has occurred and is continuing, or would occur after giving effect thereto, the merger, consolidation or reorganization of one or more Persons with and into any Borrower, any Guarantor, or any wholly-owned Subsidiary, shall be permitted if such action is not hostile, any Borrower, any Guarantor, or any wholly-owned Subsidiary, as the case may be, is the surviving entity and such merger, consolidation or reorganization does not cause a breach of Section 8.23; provided that for any such merger, consolidation or reorganization (other than (w) the merger or consolidation of one or more Subsidiaries of SALP with and into SALP, (x) the merger or consolidation of two or more Subsidiaries of SALP, (y) the merger or consolidation of one or more Subsidiaries of Sovran with and into Sovran, or (z) the merger or consolidation of two or more Subsidiaries of Sovran), the Borrowers shall provide to the Administrative Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

                          (b)   Sell, transfer or otherwise dispose of (collectively and individually, "Sell" or a "Sale") or grant a Lien to secure Indebtedness (an "Indebtedness Lien") on any of its now owned or hereafter acquired assets without obtaining the prior written consent of the Required Lenders except for:

                        (i)   the Sale of or granting of an Indebtedness Lien on any Unencumbered Property so long as no Default or Event of Default has then occurred and is continuing, or would occur and be continuing after giving effect to such Sale or Indebtedness Lien; provided, that prior to any Sale of any Unencumbered Property or the granting of an Indebtedness Lien on any Unencumbered Property under this clause (i), the Borrowers shall provide to the Administrative Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto; and

                        (ii)   the Sale of or the granting of an Indebtedness Lien on any of its now owned or hereafter acquired assets (other than any Unencumbered Property) so long as no Event of Default has then occurred and is continuing and no Default or Event of Default would occur and be continuing after giving effect to such Sale or Indebtedness Lien and all other Sales (to be) made and Indebtedness Liens (to be) granted under this clause (ii); provided, that (x) if such Sale or Indebtedness Lien is made or granted under this clause (ii) while a Default is continuing, such Sale or Indebtedness Lien (together with other Sales and Indebtedness Liens under this clause (ii)) cures (or would cure) such Default before it becomes an Event of Default, (y) if multiple Sales or grantings of Indebtedness Liens are undertaken pursuant to the foregoing subclause (x) to cure a Default, the Borrowers shall apply the net proceeds of each such Sale or Indebtedness Lien remaining after application to such cure to the repayment of the Loans until such Default has been fully cured, and (z) prior to the Sale of any asset or the granting of an Indebtedness Lien on any asset under this clause (ii), the Borrowers shall provide to the Administrative Agent a statement in the form of Exhibit D hereto signed by the chief financial officer or treasurer of the Borrower Representative and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof and certifying that no Default or Event of Default would occur and be continuing after giving effect to all such proposed Sales or Indebtedness Liens and all liabilities, fixed or contingent, pursuant thereto.

          Section 9.5.   Sale and Leaseback.  The Borrowers will not, and will not permit any Guarantor or any of their respective Subsidiaries to, enter into any arrangement, directly or indirectly, whereby any Borrower, any Guarantor or any of their respective Subsidiaries shall sell or transfer any property owned by it in order then or thereafter to lease such property.

          Section 9.6.   Compliance with Environmental Laws.  No Borrower, Guarantor, or Subsidiary will do any of the following: (a) use any of the Real Estate or any portion thereof as a facility for the handling, processing, storage or disposal of Hazardous Substances except for quantities of Hazardous Substances used in the ordinary course of business and in compliance with all applicable Environmental Laws, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances except in full compliance with Environmental Laws, (c) generate any Hazardous Substances on any of the Real Estate except in full compliance with Environmental Laws, or (d) conduct any activity at any Real Estate or use any Real Estate in any manner so as to cause a Release or a violation of any Environmental Law; provided that a breach of this covenant shall result in the exclusion of the affected Real Estate from the calculation of the covenants set forth in Section 10, but shall only constitute an Event of Default under Section 13.1(c) hereof if such breach has a material adverse effect on the Borrowers and their Subsidiaries, taken as a whole, or materially impairs the ability of the Borrowers to fulfill their obligations to the Lenders under this Credit Agreement.

          Section 9.7.   Distributions. (a) The Borrowers will not in any period of four (4) consecutive completed fiscal quarters make (i) (x) if the Leverage Ratio is less than or equal to 45% at such time, (A) any Distributions in such period in excess of 105% of Funds from Operations for such period, or (B) any Distributions, excluding Distributions in connection with the purchase, redemption or retirement of capital stock of Sovran, in such period in excess of 90% of Funds from Operations for such period, and (y) if the Leverage Ratio exceeds 45% but is less than or equal to 50% at such time, any Distributions in such period in excess of 90% of Funds from Operations for such period, or (ii) any Distributions during any period when any Event of Default has occurred and is continuing; provided, however, that the Borrowers may at all times make Distributions to the extent (after taking into account all available funds of Sovran from all other sources) required in order to enable Sovran to continue to qualify as a REIT; and provided further that, subject to the requirements Section 9.3(k), the Borrowers will not at any time from the Restatement Date through the latest Maturity Date make Distributions in connection with the purchase, redemption or retirement of capital stock of Sovran that exceed (x) $6,000,000 in any fiscal quarter, (y) $15,000,000 in the aggregate in any fiscal year or (z) the sum of $50,000,000 plus an amount equal to 121/2% of the net equity proceeds to Sovran resulting from the sale of any equity securities of Sovran in the aggregate. Such repurchased Sovran capital stock shall be then either held by Sovran as treasury stock ("Sovran Treasury Stock"), reissued, or cancelled. In the event that Sovran or SALP raises equity during the term of this Credit Agreement, the permitted percentage of Distributions will be adjusted based on the total declared distribution per share and partnership units over the most recent four (4) quarters to Funds From Operations per weighted average share and partnership unit based on the most recent four (4) quarters.

          (b)   Sovran will not, during any period when any Event of Default has occurred and is continuing, make any Distributions in excess of the Distributions required to be made by Sovran in order to maintain its status as a REIT.

          Section 9.8.   Employee Benefit Plans.  None of any Borrower, any Guarantor or any ERISA Affiliate will

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

          Section 9.9.   Fiscal Year.  The Borrowers will not, and will not permit the Guarantors or any of their respective Subsidiaries to, change the date of the end of its fiscal year from that set forth in Section 7.5.

          Section 9.10.   Negative Pledge.  From and after the date hereof, neither any Borrower nor any Guarantor will, and will not permit any Subsidiary to, enter into any agreement containing any provision prohibiting the creation or assumption of any Lien upon its properties (other than prohibitions on liens for particular assets (other than an Unencumbered Property) set forth in a security instrument in connection with Indebtedness for such assets and the granting or effect of such liens does not otherwise constitute a Default or Event of Default), revenues or assets, whether now owned or hereafter acquired, or restricting the ability of the Borrowers or the Guarantors to amend or modify this Credit Agreement or any other Loan Document.

            Section 10.   FINANCIAL COVENANTS OF THE BORROWERS.  Each of the Borrowers covenants and agrees that, so long as any Loan or Note is outstanding or any Lender has any obligation to make any Loan:

          Section 10.1.   Leverage Ratio.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the Leverage Ratio to exceed 50%.

          Section 10.2.   Secured Indebtedness.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Secured Indebtedness to exceed 25% of Consolidated Capitalized Value.

          Section 10.3.   Tangible Net Worth.  As at the end of any fiscal quarter or any other date of measurement, the Borrowers shall not permit Consolidated Tangible Net Worth to be less than the sum of (a) $315,000,000, plus (b) 80% of the sum of (i) the Net Cash Proceeds received by Sovran in connection with any offering of stock in Sovran and (ii) the aggregate value of operating units issued by SALP in connection with asset or stock acquisitions (valued at the time of issuance by reference to the terms of the agreement pursuant to which such units are issued), in each case after the Restatement Date and on or prior to the date such determination of Consolidated Tangible Net Worth is made.

          Section 10.4.   Debt Service Coverages.

          (a)   As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Debt Service Charges.

          (b)   As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than one and eight-tenths (1.8) times the sum of (i) Consolidated Debt Service Charges, and (ii) Preferred Dividends for the two (2) most recent complete, consecutive fiscal quarters.

          Section 10.5.   Unimproved Land.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the book value of Unimproved Land to exceed 10% of Consolidated Capitalized Value.

          Section 10.6.   Construction-in-Process.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the aggregate Budgeted Project Costs of all Construction-in-Process to exceed 10% of Consolidated Capitalized Value.

          Section 10.7.   Promissory Notes.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed 10% of Consolidated Capitalized Value.

          Section 10.8.   Unimproved Land, Construction-in-Process and Notes.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit (a) the sum of (i) the book value of Unimproved Land, plus (ii) the aggregate Budgeted Project Costs of all Construction-in-Process, plus (iii) the book value of Indebtedness of third parties to the Borrowers or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed (b) 20% of Consolidated Capitalized Value.

          Section 10.9.   Joint Venture Ownership Interest.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Joint Venture Ownership Interest Value to exceed 10% of Consolidated Capitalized Value.

          Section 10.10.   Unhedged Variable Rate Debt.  As at the end of any fiscal quarter, the Borrowers shall not permit the value of Unhedged Variable Rate Indebtedness to exceed 20% of Consolidated Capitalized Value for any two (2) consecutive fiscal quarters.

          Section 10.11.   Unsecured Indebtedness.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit Consolidated Unsecured Indebtedness to exceed 45% of aggregate Capitalized Unencumbered Property Value for all Unencumbered Properties.

          Section 10.12.   Unencumbered Property Debt Service Coverage.  As at the end of any fiscal quarter or other date of measurement, the Borrowers shall not permit the aggregate Adjusted Unencumbered Property NOI for all Unencumbered Properties for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Assumed Amortizing Unsecured Debt Service Charges.

          Section 10.13.   Covenant Calculations.

                            (a)   For purposes of the calculations to be made pursuant to Sections 10.1-10.12 (and the defined terms relevant thereto, including, without limitation, those relating to "debt service"), references to Indebtedness or liabilities of the Borrowers shall mean Indebtedness or liabilities (including, without limitation, Consolidated Total Liabilities) of the Borrowers, plus (but without double-counting):

                        (i)   all Indebtedness or liabilities of the Operating Subsidiaries, the Guarantors and any other wholly-owned Subsidiary (excluding any such Indebtedness or liabilities owed to the Borrowers or any Guarantor),

                        (ii)   all Indebtedness or liabilities of each Partially-Owned Entity (including Capitalized Leases), but only to the extent, if any, that said Indebtedness or liability (or a portion thereof) is Recourse to any of the Borrowers, the Guarantors or their respective Subsidiaries or any of their respective assets (other than their respective interests in such Partially-Owned Entity), and

                        (iii)   Indebtedness or liabilities of each Partially-Owned Entity to the extent of the pro-rata share of such Indebtedness or liability allocable to any of the Borrowers, the Guarantors or their respective Subsidiaries, if the Indebtedness or liability of such Partially-Owned Entity (or a portion thereof) is Without Recourse to such Person or its assets (other than its interest in such Partially-Owned Entity).

                            (b)   For purposes of Sections 10.1, 10.2, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and all defined terms and calculations using such terms) shall be adjusted to (i) deduct the actual results of any Real Estate disposed of by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, and (ii) include the pro forma results of any Real Estate acquired by a Borrower, a Guarantor or any of their respective Subsidiaries during the relevant fiscal period, with such pro forma results being calculated by (x) using the Borrowers' pro forma projections for such acquired property, subject to the Administrative Agent's reasonable approval, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for less than one complete fiscal quarter or (y) using the actual results for such acquired property and adjusting such results for the appropriate period of time required by the applicable financial covenant, if such property has been owned by a Borrower, a Guarantor or any of their respective Subsidiaries for at least one complete fiscal quarter.

                            (c)   For purposes of Sections 10.1-10.12 hereof, Consolidated Adjusted EBITDA (and the defined terms and calculations using such term) shall be adjusted, to the extent applicable, to include the pro rata share of results attributable to the Borrowers from unconsolidated Subsidiaries of the Borrowers and their respective Subsidiaries and from unconsolidated Partially-Owned Entities.

            Section 11.   CONDITIONS TO THE RESTATEMENT DATE.  The obligations of the Lenders to make the Term Loan and the initial Revolving Credit Loans, and the Administrative Agent to issue any Letters of Credit, shall be subject to the satisfaction of the following conditions precedent on or prior to September 4, 2003:

          Section 11.1.   Loan Documents.  Each of the Loan Documents shall have been duly executed and delivered by the respective parties thereto and shall be in full force and effect.

          Section 11.2.   Certified Copies of Organization Documents.  The Administrative Agent shall have received from each Borrower and Holdings a copy, certified as of the Restatement Date by a duly authorized officer of such Person (or its general partner, in the case of SALP), to be true and complete, of each of its certificate of limited partnership, agreement of limited partnership, incorporation documents, by-laws, and/or other organizational documents as in effect on the Restatement Date, along with any other organization documents of any Borrower (and its general partner, in the case of SALP) or Holdings, as the case may be, and each as in effect on the date of such certification.

          Section 11.3.   By-laws; Resolutions.  All action on the part of the Borrowers and Holdings necessary for the valid execution, delivery and performance by the Borrowers and Holdings of this Credit Agreement and the other Loan Documents to which either of them is or is to become a party shall have been duly and effectively taken, and evidence thereof satisfactory to the Lenders shall have been provided to the Administrative Agent. Without limiting the foregoing, the Administrative Agent shall have received from Holdings true copies of its by-laws and the resolutions adopted by its board of directors authorizing the transactions described herein and evidencing the due authorization, execution and delivery of the Loan Documents to which SALP and Holdings are a party, each certified by the secretary as of a recent date to be true and complete.

          Section 11.4.   Incumbency Certificate; Authorized Signers.  The Administrative Agent shall have received from each of the Borrowers and Holdings an incumbency certificate, dated as of the Restatement Date, signed by a duly authorized officer such Person and giving the name of each individual who shall be authorized: (a) to sign, in the name and on behalf of such Person, each of the Loan Documents to which such Person is or is to become a party; (b) in the case of the Borrower Representative, to make Loan Requests and Conversion Requests on behalf of the Borrowers; and (c) in the case of the Borrower Representative, to give notices and to take other action on behalf of the Borrowers and the Guarantors under the Loan Documents.

          Section 11.5.   Title Policies.  The Administrative Agent (on behalf of the Lenders) shall have received copies of the Title Policies for all Real Estate which are Unencumbered Properties as of the Restatement Date.

          Section 11.6.   Certificates of Insurance.  The Administrative Agent shall have received (a) current certificates of insurance as to all of the insurance maintained by each Borrower and their respective Subsidiaries on the Real Estate (including flood insurance if necessary) from the insurer or an independent insurance broker, identifying insurers, types of insurance, insurance limits, and policy terms; and (b) such further information and certificates from the Borrowers, their insurers and insurance brokers as the Administrative Agent may reasonably request.

          Section 11.7.   Environmental Site Assessments.  The Administrative Agent shall have received environmental site assessments from a hydrogeologist, environmental engineer, qualified consultant or other expert and in form and substance satisfactory to the Administrative Agent, covering all Unencumbered Properties and all other real property in respect of which any Borrower or any of its Subsidiaries may have material liability, whether contingent or otherwise, for dumping or disposal of Hazardous Substances or otherwise with respect to Environmental Laws, such site assessments to be dated as of a recent date.

          Section 11.8.   Opinion of Counsel Concerning Organization and Loan Documents.  Each of the Lenders and the Agents shall have received favorable opinions addressed to the Lenders and the Agents in form and substance satisfactory to the Lenders and the Agents from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers and their respective Subsidiaries with respect to New York law and certain matters of Delaware corporate law and Maryland corporate law.

          Section 11.9.   Tax and Securities Law Compliance.  Each of the Lenders and the Agents shall also have received from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, as counsel to the Borrowers, a favorable opinion addressed to the Lenders and the Agents, in form and substance satisfactory to each of the Lenders and the Agents, with respect to the qualification of Sovran as a REIT and certain other tax and securities laws matters.

          Section 11.10.  Guaranties.  Each of the Guaranties to be executed and delivered on the Restatement Date shall have been duly executed and delivered by the Guarantor thereunder.

          Section 11.11.   Certifications from Government Officials; UCC-11 Reports.  The Administrative Agent shall have received (i) certifications from government officials evidencing the legal existence, good standing and foreign qualification of each Borrower and each Guarantor, along with a certified copy of the certificate of limited partnership or certificate of incorporation of each Borrower and each Guarantor, all as of the most recent practicable date; and (ii) UCC-11 search results from the appropriate jurisdictions for each Borrower and each Guarantor with respect to the Unencumbered Properties.

          Section 11.12.   Proceedings and Documents.  All proceedings in connection with the transactions contemplated by this Credit Agreement, the other Loan Documents and all other documents incident thereto shall be satisfactory in form and substance to each of the Lenders and to the Administrative Agent's counsel, and the Administrative Agent, each of the Lenders and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Administrative Agent may reasonably request.

          Section 11.13.   Fees.  The Borrowers shall have paid to the Administrative Agent, for the accounts of the Lenders or for its own account, as applicable, all of the fees and expenses that are due and payable as of the Restatement Date in accordance with this Credit Agreement and the Fee Letter.

          Section 11.14.   Compliance Certificate.  The Borrowers shall have delivered a compliance certificate in the form of Exhibit D hereto evidencing compliance with the covenants set forth in Section 10 hereof.

          Section 11.15.   Existing Indebtedness.  The existing of record indebtedness of the Borrowers under the Existing Credit Agreement shall have been satisfied in full or will be satisfied in full with the proceeds of the Term Loan and the initial Revolving Credit Loan.

          Section 11.16.   Subsequent Guarantors.  As a condition to the effectiveness of any subsequent Guaranty, each subsequent Guarantor shall deliver such documents, agreements, instruments and opinions as the Administrative Agent shall require as to such Guarantor and the Unencumbered Property owned by such Guarantor that are analogous to the deliveries made by the Guarantors as of the Restatement Date pursuant to Section 11.2 through Section 11.8, Section 11.10 and Section 11.11.

            Section 12.   CONDITIONS TO ALL BORROWINGS.  The obligations of the Lenders to make any Loan, including the Revolving Credit Loan and the Term Loan, and of the Administrative Agent to issue, extend or renew any Letter of Credit, in each case whether on or after the Restatement Date, shall also be subject to the satisfaction of the following conditions precedent:

          Section 12.1.   Representations True; No Event of Default; Compliance Certificate.  Each of the representations and warranties of the Borrowers and the Guarantors contained in this Credit Agreement, the other Loan Documents or in any document or instrument delivered pursuant to or in connection with this Credit Agreement shall be true as of the date as of which they were made and shall also be true at and as of the time of the making of each Loan or the issuance, extension or renewal of such Letter of Credit, with the same effect as if made at and as of that time except to the extent that such representations and warranties relate expressly to an earlier date); and no Default or Event of Default under this Credit Agreement shall have occurred and be continuing on the date of any Loan Request or on the Drawdown Date of any Loan. Each of the Lenders shall have received a certificate of the Borrowers signed by an authorized officer of the Borrower Representative as provided in Section 2.4(iv)(c).

          Section 12.2.   No Legal Impediment.  No change shall have occurred in any law or regulations thereunder or interpretations thereof that in the reasonable opinion of the Administrative Agent or any Lender would make it illegal for any Lender to make such Loan or to participate in the issuance, extension or renewal of such Letter of Credit.

          Section 12.3.   Governmental Regulation.  Each Lender shall have received such statements in substance and form reasonably satisfactory to such Lender as such Lender shall require for the purpose of compliance with any applicable regulations of the Comptroller of the Currency or the Board of Governors of the Federal Reserve System.

          Section 13.   EVENTS OF DEFAULT; ACCELERATION; ETC.

          Section 13.1.   Events of Default and Acceleration.  If any of the following events ("Events of Default") shall occur:

                           (a)   the Borrowers shall fail to pay any principal of the Loans or any Reimbursement Obligation when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment (including, without limitation, amounts due under Section 3.5);

                           (b)   the Borrowers shall fail to pay any interest on the Loans, the Commitment Fee or any other sums due hereunder or under any of the other Loan Documents (including, without limitation, amounts due under Section 8.17) when the same shall become due and payable, whether at the stated date of maturity or any accelerated date of maturity or at any other date fixed for payment, and such failure continues for five (5) days;

                           (c)   any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to comply with any of their respective covenants contained in Sections 8.1, 8.6, 8.7, 8.8, 8.9, 8.12, 8.21, 8.22, 8.23, 9 or 10;

                           (d)   any Borrower or any Guarantor or any of their respective Subsidiaries shall fail to perform any other term, covenant or agreement contained herein or in any other Loan Document (other than those specified elsewhere in this Section 13) and such failure continues for thirty (30) days;

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

                           (f)   any Borrower or any Guarantor or any of their respective Subsidiaries shall (i) fail to pay at maturity, or within any applicable period of grace, any obligation for borrowed money or credit received or in respect of any Capitalized Leases (x) in respect of any Recourse obligations or credit or (y) in respect of any Without Recourse obligations or credit which total in an aggregate amount in excess of $7,500,000, or (ii) fail to observe or perform any material term, covenant or agreement contained in any agreement by which it is bound, evidencing or securing borrowed money or credit received or in respect of any Capitalized Leases (x) in respect of any Recourse obligations or credit or (y) in respect of any Without Recourse obligations or credit in an aggregate amount in excess of $7,500,000, in either case for such period of time (after the giving of appropriate notice if required) as would permit the holder or holders thereof or of any obligations issued thereunder to accelerate the maturity thereof; or an "Event of Default" shall occur and be continuing under the Note Purchase Agreement that permits acceleration.

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

                           (l)   any Borrower or any ERISA Affiliate incurs any liability to the PBGC or a Guaranteed Pension Plan pursuant to Title IV of ERISA in an aggregate amount exceeding $500,000, or any Borrower or any ERISA Affiliate is assessed withdrawal liability pursuant to Title IV of ERISA by a Multiemployer Plan requiring aggregate annual payments exceeding $500,000, or any of the following occurs with respect to a Guaranteed Pension Plan: (i) an ERISA Reportable Event, or a failure to make a required installment or other payment (within the meaning of Section 302(f)(1) of ERISA), provided that the Administrative Agent determines in its reasonable discretion that such event (A) could be expected to result in liability of any Borrower or any of their respective Subsidiaries to the PBGC or such Guaranteed Pension Plan in an aggregate amount exceeding $500,000, and (B) could constitute grounds for the termination of such Guaranteed Pension Plan by the PBGC, for the appointment by the appropriate United States District Court of a trustee to administer such Guaranteed Pension Plan or for the imposition of a lien in favor of such Guaranteed Pension Plan; or (ii) the appointment by a United States District Court of a trustee to administer such Guaranteed Pension Plan; or (iii) the institution by the PBGC of proceedings to terminate such Guaranteed Pension Plan; or

                           (m)  (i)  any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of (a) 20% or more of the outstanding shares of common stock of Sovran, or (b) 33% or more in the aggregate of the outstanding limited partnership interests of SALP (other than by Sovran and its wholly-owned Subsidiaries); (ii) Holdings ceasing to be the sole general partner and sole investment manager of SALP; (iii) Sovran and its wholly-owned Subsidiaries cease to beneficially own 100% of the capital stock of Holdings; or (iv) during any period of twelve consecutive calendar months, individuals who were directors of Sovran on the first day of such period (together with directors whose election by the Board of Directors or whose nomination for election by Sovran's stockholders was approved by a vote of at least two-thirds of the members of the Board of Directors then in office who either were members of the Board of Directors on the Restatement Date or whose election or nomination for election was previously so approved) shall cease to constitute a majority of the board of directors of Sovran;

then, and in any such event, so long as the same may be continuing, the Administrative Agent may, and upon the request of the Required Lenders shall, by notice in writing to the Borrowers, declare all amounts owing with respect to this Credit Agreement, the Notes and the other Loan Documents to be, and they shall thereupon forthwith become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by each Borrower and each Guarantor; provided that in the event of any Event of Default specified in Section 13.1(g) or Section 13.1(h), all such amounts shall become immediately due and payable automatically and without any requirement of notice from any of the Lenders or the Administrative Agent or action by the Lenders or the Administrative Agent.

          Section 13.2.   Termination of Commitments.  If any one or more Events of Default specified in Section 13.1(g) or Section 13.1(h) shall occur, any unused portion of the Commitments hereunder shall forthwith terminate and the Lenders shall be relieved of all obligations to make Loans to the Borrowers. If any other Event of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Loans pursuant to Section 13.1, the Administrative Agent may, and upon the request of the Required Lenders shall, by notice to the Borrowers, terminate the unused portion of the credit hereunder, and upon such notice being given such unused portion of the credit hereunder shall terminate immediately and each of the Lenders shall be relieved of all further obligations to make Loans. No such termination of the credit hereunder shall relieve any Borrower or any Guarantor of any of the Obligations or any of its existing obligations to the Lenders arising under other agreements or instruments.

          Section 13.3.   Remedies.  In the event that one or more Events of Default shall have occurred and be continuing, whether or not the Lenders shall have accelerated the maturity of the Loans pursuant to Section 13.1, the Required Lenders if owed any amount with respect to the Loans or the Reimbursement Obligations may direct the Administrative Agent to proceed to protect and enforce the rights and remedies of the Administrative Agent and the Lenders under this Credit Agreement, the Notes, any or all of the other Loan Documents or under applicable law by suit in equity, action at law or other appropriate proceeding (including for the specific performance of any covenant or agreement contained in this Credit Agreement or the other Loan Documents or any instrument pursuant to which the Obligations are evidenced and the obtaining of the appointment of a receiver) and, if any amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right or remedy of the Administrative Agent and the Lenders under the Loan Documents or applicable law. No remedy herein conferred upon the Lenders or the Administrative Agent or the holder of any Note or purchaser of any Letter of Credit Participation is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or under any of the other Loan Documents or now or hereafter existing at law or in equity or by statute or any other provision of law.

          Section 13.4.   Distribution of Proceeds.  In the event that, following the occurrence or during the continuance of any Default or Event of Default, the Administrative Agent or any Lender, as the case may be, receives any monies from the Borrowers or in connection with the enforcement of any the Guaranties, such monies shall be distributed for application as follows:

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

          Section 14.   SET OFF.  Borrowers and each Guarantor hereby grants to the Administrative Agent, for the ratable benefit of the Lenders, a continuing lien, security interest and right of setoff as security for all liabilities and obligations to the Lenders, whether now existing or hereafter arising, upon and against all deposits, credits, collateral and property, now or hereafter in the possession, custody, safekeeping or control of the Administrative Agent or any entity under the control of FleetBoston Financial Corporation and its successors and assigns or in transit to any of them. Without demand or notice to the extent permitted by applicable law, during the continuance of any Event of Default, any deposits (general or specific, time or demand, provisional or final, regardless of currency, maturity, or the branch at which such deposits are held, but specifically excluding tenant security deposits, other fiduciary accounts and other segregated escrow accounts required to be maintained by any of the Borrowers for the benefit of any third party) or other sums credited by or due from any of the Lenders to any of the Borrowers or any other property of any of the Borrowers in the possession of the Administrative Agent or a Lender may be applied to or set off against the payment of the Obligations. ANY AND ALL RIGHTS TO REQUIRE THE ADMINISTRATIVE AGENT OR ANY LENDER TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES THE LOANS, PRIOR TO EXERCISING ITS RIGHT OF SETOFF WITH RESPECT TO SUCH DEPOSITS, CREDITS OR OTHER PROPERTY OF ANY BORROWER OR GUARANTOR, ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED. Each of the Lenders agrees with each other Lender that (a) if pursuant to any agreement between such Lender and any Borrower (other than this Credit Agreement or any other Loan Document), an amount to be set off is to be applied to Indebtedness of any Borrower to such Lender, other than with respect to the Obligations, such amount shall be applied ratably to such other Indebtedness and to the Obligations, and (b) if such Lender shall receive from any Borrower, whether by voluntary payment, exercise of the right of setoff, counterclaim, cross action, enforcement of the Obligations by proceedings against such Borrower at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, and shall retain and apply to the payment of the Note or Notes held by such Lender any amount in excess of its ratable portion of the payments received by all of the Lenders with respect to the Notes held by, and Reimbursement Obligations owed to, all of the Lenders, such Lender will make such disposition and arrangements with the other Lenders with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise, as shall result in each Lender receiving in respect of the Notes held by it or Reimbursement Obligations owed it, its proportionate payment as contemplated by this Credit Agreement; provided that if all or any part of such excess payment is thereafter recovered from such Lender, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest. Notwithstanding the foregoing, no Lender shall exercise a right of setoff if such exercise would limit or prevent the exercise of any other remedy or other recourse against any Borrower.

          Section 15.   THE AGENTS.

          Section 15.1.   Authorization.  (a)  The Administrative Agent is authorized to take such action on behalf of each of the Lenders and to exercise all such powers as are hereunder and under any of the other Loan Documents and any related documents delegated to the Administrative Agent, together with such powers as are reasonably incident thereto, including, without limitation, to enter into the Intercreditor Agreement as agent for the Lenders (to which the the Lenders agree to be bound), provided that no duties or responsibilities not expressly assumed herein or therein shall be implied to have been assumed by the Administrative Agent. The relationship between the Administrative Agent and the Lenders is and shall be that of agent and principal only, and nothing contained in this Credit Agreement or any of the other Loan Documents shall be construed to constitute the Administrative Agent as a trustee or fiduciary for any Lender.

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

          Section 15.2   Employees and Agents.  The Administrative Agent may exercise its powers and execute its duties by or through employees or agents and shall be entitled to take, and to rely on, advice of counsel concerning all matters pertaining to its rights and duties under this Credit Agreement and the other Loan Documents. The Administrative Agent may utilize the services of such Persons as the Administrative Agent in its sole discretion may reasonably determine, and all reasonable fees and expenses of any such Persons shall be paid by the Borrowers if so provided in Section 16 hereof.

          Section 15.3.   No Liability.  Neither the Administrative Agent, nor any of its shareholders, directors, officers or employees nor any other Person assisting them in their duties nor any agent or employee thereof, shall be liable for any waiver, consent or approval given or any action taken, or omitted to be taken, in good faith by it or them hereunder or under any of the other Loan Documents, or in connection herewith or therewith, or be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Administrative Agent may be liable for losses due to its willful misconduct or gross negligence.

          Section 15.4.   No Representations.  The Administrative Agent shall not be responsible for the execution or validity or enforceability of this Credit Agreement, the Notes, or any of the other Loan Documents or for the validity, enforceability or collectibility of any such amounts owing with respect to the Notes, or for any recitals or statements, warranties or representations made herein or in any of the other Loan Documents or in any certificate or instrument hereafter furnished to it by or on behalf of any Guarantor or any Borrower or any of their respective Subsidiaries, or be bound to ascertain or inquire as to the performance or observance of any of the terms, conditions, covenants or agreements in this Credit Agreement or the other Loan Documents. The Administrative Agent shall not be bound to ascertain whether any notice, consent, waiver or request delivered to it by any Borrower or any Guarantor or any holder of any of the Notes shall have been duly authorized or is true, accurate and complete. The Administrative Agent has not made nor does it now make any representations or warranties, express or implied, nor does it assume any liability to the Lenders, with respect to the credit worthiness or financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any of the Subsidiaries or any tenant under a Lease or any other entity. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based upon such information and documents as it has deemed appropriate, made its own credit analysis and decision to enter into this Credit Agreement.

          Section 15.5.   Payments.

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

                          (c)   Notwithstanding anything to the contrary contained in this Credit Agreement or any of the other Loan Documents, any Lender that fails (i) to make available to the Administrative Agent its pro rata share of any Loan or to purchase any Letter of Credit Participation or (ii) to comply with the provisions of Section 14 with respect to making dispositions and arrangements with the other Lenders, where such Lender's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Lenders, in each case as, when and to the full extent required by the provisions of this Credit Agreement, or to adjust promptly such Lender's outstanding principal and its pro rata Revolving Credit Commitment Percentage as provided in Section 2.1, shall be deemed delinquent (a "Delinquent Lender") and shall be deemed a Delinquent Lender until such time as such delinquency is satisfied. A Delinquent Lender shall be deemed to have assigned any and all payments due to it from the Borrowers, whether on account of outstanding Loans, Unpaid Reimbursement Obligations, interest, fees or otherwise, to the remaining nondelinquent Lenders for application to, and reduction of, their respective pro rata shares of all outstanding Loans and Unpaid Reimbursement Obligations. The Delinquent Lender hereby authorizes the Administrative Agent to distribute such payments to the nondelinquent Lenders in proportion to their respective pro rata shares of all outstanding Loans and Unpaid Reimbursement Obligations. If not previously satisfied directly by the Delinquent Lender, a Delinquent Lender shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Loans and Unpaid Reimbursement Obligations of the nondelinquent Lenders, the Lenders' respective pro rata shares of all outstanding Loans and Unpaid Reimbursement Obligations have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

          Section 15.6.   Holders of Notes.  The Administrative Agent may deem and treat the payee of any Notes or the purchaser of any Letter of Credit Participation as the absolute owner or purchaser thereof for all purposes hereof until it shall have been furnished in writing with a different name by such payee or by a subsequent holder, assignee or transferee.

          Section 15.7.   Indemnity.  The Lenders ratably and severally agree hereby to indemnify and hold harmless each Agent and its Affiliates from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs, expenses (including any expenses for which such Agent has not been reimbursed by the Borrowers as required by Section 16), and liabilities of every nature and character arising out of or related to this Credit Agreement, the Notes, or any of the other Loan Documents or the transactions contemplated or evidenced hereby or thereby, or such Agent's or any Affiliate's actions taken hereunder or thereunder, except to the extent that any of the same shall be directly caused by such Agent's or any Affiliate's willful misconduct or gross negligence.

          Section 15.8.   Agents as Lenders.  In its individual capacity as a Lender, Fleet, M&T Bank, SunTrust Bank and PNC Bank shall each have the same obligations and the same rights, powers and privileges in respect to its Commitments and the Loans made by it, and as the holder of any of the Notes and as the purchaser of any Letter of Credit Participations, as it would have were it not also an Agent.

          Section 15.9.   Notification of Defaults and Events of Default.  Each Lender hereby agrees that, upon learning of the existence of a default, Default or an Event of Default, it shall (to the extent notice has not previously been provided) promptly notify the Administrative Agent thereof. The Administrative Agent hereby agrees that upon receipt of any notice under this Section 15.9 it shall promptly notify the other Lenders of the existence of such default, Default or Event of Default.

          Section 15.10.   Duties in the Case of Enforcement.  In case one or more Events of Default have occurred and shall be continuing, and whether or not acceleration of the Obligations shall have occurred, the Administrative Agent shall, if (a) so requested by the Required Lenders and (b) the Lenders have provided to the Administrative Agent such additional indemnities and assurances against expenses and liabilities as the Administrative Agent may reasonably request, proceed to enforce the provisions of this Credit Agreement and exercise all or any such other legal and equitable and other rights or remedies as it may have in respect of enforcement of the Lenders' rights against the Borrowers and the Guarantors under this Credit Agreement and the other Loan Documents. The Required Lenders may direct the Administrative Agent in writing as to the method and the extent (other than when such direction requires Unanimous Lender Approval under Section 26) of any such enforcement, the Lenders (including any Lender which is not one of the Required Lenders) hereby agreeing to ratably and severally indemnify and hold the Administrative Agent harmless from all liabilities incurred in respect of all actions taken or omitted in accordance with such directions, provided that the Administrative Agent need not comply with any such direction to the extent that the Administrative Agent reasonably believes the Administrative Agent's compliance with such direction to be unlawful or commercially unreasonable in any applicable jurisdiction.

          Section 15.11.   Successor Agents.  Fleet, or any successor Administrative Agent, may resign as Administrative Agent at any time by giving written notice thereof to the Lenders and to the Borrowers. In addition, the Required Lenders may remove the Administrative Agent in the event of the Administrative Agent's gross negligence or willful misconduct or in the event that the sum of the Administrative Agent's outstanding principal of Term Loan and its Revolving Credit Commitment is reduced below the lesser of (a) $20,000,000, or (b) an amount equal to ten percent (10%) of (i) the outstanding principal of Term Loan, plus (ii) the Total Revolving Credit Commitment. Any such resignation or removal shall be effective upon appointment and acceptance of a successor Administrative Agent, as hereinafter provided. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Administrative Agent, which is a Lender under this Credit Agreement, provided that so long as no Default or Event of Default has occurred and is continuing the Borrowers shall have the right to approve any successor Administrative Agent, which approval shall not be unreasonably withheld. If, in the case of a resignation by the Administrative Agent, no successor Administrative Agent shall have been so appointed by the Required Lenders and approved by the Borrowers, and shall have accepted such appointment, within thirty (30) days after the retiring Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint any one of the other Lenders as a successor Administrative Agent. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Administrative Agent, and the retiring or removed Administrative Agent shall be discharged from all further duties and obligations as Administrative Agent under this Credit Agreement. After any Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 15 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Credit Agreement.

          Section 15.12.   Notices.  Any notices or other information required hereunder to be provided to the Administrative Agent shall be forwarded by the Administrative Agent to each of the Lenders on the same day (if practicable) and, in any case, on the next Business Day following the Administrative Agent's receipt thereof.

          Section 15.13.   Administrative Agent May File Proofs of Claim.

          (a)   In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial, administrative or like proceeding or any assignment for the benefit of creditors relative to the Borrowers or any of their Subsidiaries, the Administrative Agent (irrespective of whether the principal of any Loan, Reimbursement Obligation or Unpaid Reimbursement Obligation shall then be due and payable as herein expressed or by declaration or otherwise and irrespective of whether the Administrative Agent shall have made any demand on the Borrowers) shall be entitled and empowered, by intervention in such proceeding, under any such assignment or otherwise:

      (i)   to file and prove a claim for the whole amount of the principal and interest owing and unpaid in respect of the Loans, Reimbursement Obligations or Unpaid Reimbursement Obligations and all other Obligations that are owing and unpaid and to file such other documents as may be necessary or advisable in order to have the claims of the Lenders and the Administrative Agent (including any claim for the reasonable compensation, expenses, disbursements and advances of the Lenders and the Administrative Agent and their respective agents and counsel and all other amounts due the Lenders and the Administrative Agent under Sections 2.3, 3.3, 4.1, 5.10, and 16) allowed in such proceeding or under any such assignment; and

      (ii)   for itself and for the ratable benefit of the Lenders, to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same in accordance with the provisions of this Credit Agreement.

          (b)   Any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such proceeding or under any such assignment is hereby authorized by each Lender to make such payments to the Administrative Agent and, in the event that the Administrative Agent shall consent to the making of such payments directly to the Lenders, nevertheless to pay to the Administrative Agent any amount due for the reasonable compensation, expenses, disbursements and advances of the Administrative Agent and its agents and counsel, and any other amounts due the Administrative Agent under Sections 2.3, 3.3, 4.1, 5.10, and 16.

          (c)   Nothing contained herein shall authorize the Administrative Agent to consent to or accept or adopt on behalf of any Lender any plan of reorganization, arrangement, adjustment or composition affecting the Obligations owed to such Lender or the rights of any Lender or to authorize the Administrative Agent to vote in respect of the claim of any Lender in any such proceeding or under any such assignment.

          Section 16.   EXPENSES.  The Borrowers jointly and severally agree to pay (a) the reasonable costs of producing and reproducing this Credit Agreement, the other Loan Documents and the other agreements and instruments mentioned herein, (b) the reasonable fees, expenses and disbursements of the Administrative Agent's outside counsel or any local counsel to the Administrative Agent incurred in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, each closing hereunder, and amendments, modifications, approvals, consents or waivers hereto or hereunder, (c) the fees, expenses and disbursements of the Administrative Agent incurred by the Administrative Agent in connection with the preparation, administration or interpretation of the Loan Documents and other instruments mentioned herein, any amendments, modifications, approvals, consents or waivers hereto or hereunder, or the cancellation of any Loan Document upon payment in full in cash of all of the Obligations or pursuant to any terms of such Loan Document for providing for such cancellation, including, without limitation, the fees and disbursements of the Administrative Agent's counsel in preparing the documentation, (d) the fees, costs, expenses and disbursements of each of the Agents and its Affiliates incurred in connection with the syndication and/or participations of the Loans, including, without limitation, costs of preparing syndication materials and photocopying costs, which syndication costs and expenses shall be payable by the Borrowers regardless of whether the Loans are ultimately syndicated, (e) all reasonable expenses (including reasonable attorneys' fees and costs, which attorneys may be employees of any Lender or the Administrative Agent, and the fees and costs of appraisers, engineers, investment bankers, surveyors or other experts retained by any Lender or the Administrative Agent in connection with any such enforcement proceedings) incurred by any Lender or the Administrative Agent in connection with (i) the enforcement of or preservation of rights under any of the Loan Documents against any Borrower or any of its Subsidiaries or any Guarantor or the administration thereof after the occurrence and during the continuance of a Default or Event of Default (including, without limitation, expenses incurred in any restructuring and/or "workout" of the Loans), and (ii) subject to the limitation set forth in Section 17 hereof, any litigation, proceeding or dispute whether arising hereunder or otherwise, in any way related to any Lender's or the Administrative Agent's relationship with any Borrower or any of its Subsidiaries or any Guarantor, (f) all reasonable fees, expenses and disbursements of the Administrative Agent incurred in connection with UCC searches and (g) all costs incurred by the Administrative Agent in the future in connection with its inspection of the Unencumbered Properties after the occurrence and during the continuance of an Event of Default. The covenants of this Section 16 shall survive payment or satisfaction of payment of amounts owing with respect to the Notes.

          Section 17.   INDEMNIFICATION.  The Borrowers jointly and severally agree to indemnify and hold harmless each of the Agents and Lenders and the shareholders, directors, agents, counsel, professional advisors, officers, subsidiaries and Affiliates of each of the Agents and Lenders (each group consisting of an Agent or a Lender and its respective shareholders, directors, agents, counsel, professional advisors, officers, subsidiaries and Affiliates being an "Indemnified Lender's Group") from and against any and all claims, actions and suits, whether groundless or otherwise, and from and against any and all liabilities, losses, settlement payments, obligations, damages and expenses of every nature and character, arising out of this Credit Agreement or any of the other Loan Documents or the transactions contemplated hereby or thereby or which otherwise arise in connection with the financing, including, without limitation, (a) any actual or proposed use by any Borrower or any of its Subsidiaries of the proceeds of any of the Loans, (b) any Borrower or any of its Subsidiaries or any Guarantor entering into or performing this Credit Agreement or any of the other Loan Documents or the transactions contemplated by this Credit Agreement or any of the other Loan Documents, or (c) pursuant to Section 8.17 hereof, in each case including, without limitation, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding, provided, however, that the Borrowers shall not be obligated under this Section 17 to indemnify any Person for liabilities arising from the gross negligence or willful misconduct of such Person or of any other Person in the Indemnified Lender's Group of which such Person is a member (but such indemnification shall continue to apply to all other Persons including all other Indemnified Lender's Groups). Each Person to be indemnified under this Section 17 shall give the Borrowers notice of any claim as to which it is seeking indemnification under this Section 17 promptly after becoming aware of the same (which shall constitute notice for all Indemnified Lender's Groups), but such Person's failure to give prompt notice shall not affect the obligations of the Borrowers under this Section 17 unless such failure prejudices the legal rights of the Borrowers regarding such indemnity. In litigation, or the preparation therefor, the Borrowers shall be entitled to select counsel reasonably acceptable to the Required Lenders, and the Lenders (as approved by the Required Lenders) shall be entitled to select their own supervisory counsel and, in addition to the foregoing indemnity, the Borrowers agree to pay promptly the reasonable fees and expenses of each such counsel if (i) in the reasonable opinion of the Agent, use of counsel of the Borrowers' choice could reasonably be expected to give rise to a conflict of interest, (ii) the Borrowers shall not have employed counsel reasonably satisfactory to the Agent and the Lenders within a reasonable time after notice of the institution of any such litigation or proceeding or (iii) the Borrower Representative authorizes each Agent and Lender to employ separate counsel at the Borrowers' expense. If and to the extent that the obligations of the Borrowers under this Section 17 are unenforceable for any reason, the Borrowers hereby agree to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law. The provisions of this Section 17 shall survive the repayment of the Loans and the termination of the obligations of the Lenders hereunder and shall continue in full force and effect as long as the possibility of any such claim, action, cause of action or suit exists.

          Section 18.   SURVIVAL OF COVENANTS, ETC.  All covenants, agreements, representations and warranties made herein, in the Notes, in any of the other Loan Documents or in any documents or other papers delivered by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto shall be deemed to have been relied upon by the Lenders and the Agents, notwithstanding any investigation heretofore or hereafter made by any of them, and shall survive the making by the Lenders of any of the Loans, as herein contemplated, and shall continue in full force and effect so long as any Letter of Credit or any amount due under this Credit Agreement or the Notes or any of the other Loan Documents remains outstanding or any Lender has any obligation to make any Loans or the Administrative Agent has any obligation to issue, extend or renew any Letter of Credit, and for such further time as may be otherwise expressly specified in this Credit Agreement. The indemnification obligations of the Borrowers provided herein and in the other Loan Documents shall survive the full repayment of amounts due and the termination of the obligations of the Lenders hereunder and thereunder to the extent provided herein and therein. All statements contained in any certificate or other paper delivered to any Lender or Agent at any time by or on behalf of any Borrower or any of its Subsidiaries or any Guarantor pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by such Borrower or such Subsidiary or such Guarantor hereunder.

          Section 19.   ASSIGNMENT; PARTICIPATIONS; ETC.

          Section 19.1.   Conditions to Assignment by Lenders.  Except as provided herein, each Lender may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Credit Agreement (including all or a portion of its Commitment Percentages and Commitments and the same portion of the Loans at the time owing to it, and the Notes held by it); provided that (a) the Administrative Agent and, unless an Event of Default shall have occurred and be continuing, the Borrower Representative, each shall have the right to approve any Eligible Assignee (except such approval shall not be required for Eligible Assignees described in clause (d) in the definition thereof), which approval shall not be unreasonably withheld or delayed, (b) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Credit Agreement, (c) each such assignment shall be in a minimum amount of $5,000,000 or an integral multiple of $1,000,000 in excess thereof, (d) unless the assigning Lender shall have assigned its entire Revolving Credit Commitment, each Lender shall have at all times an amount of its Revolving Credit Commitment of not less than $5,000,000 and (e) the parties to such assignment shall execute and deliver to the Administrative Agent, for recording in the Register (as hereinafter defined), an assignment and assumption, substantially in the form of Exhibit E hereto (an "Assignment and Assumption"), together with any Notes subject to such assignment. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Assumption, which effective date shall be at least five (5) Business Days after the execution thereof, (i) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Assumption, have the rights and obligations of a Lender hereunder and thereunder, and (ii) the assigning Lender shall, to the extent provided in such assignment and upon payment to the Administrative Agent of the registration fee referred to in Section 19.3, be released from its obligations under this Credit Agreement.

          Section 19.2.   Certain Representations and Warranties; Limitations; Covenants.  By executing and delivering an Assignment and Assumption, the parties to the assignment thereunder confirm to and agree with each other and the other parties hereto as follows: (a) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, the assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant hereto; (b) the assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by any Borrower or any of its Subsidiaries or any Guarantor or any other Person primarily or secondarily liable in respect of any of the Obligations of any of their obligations under this Credit Agreement or any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (c) such assignee confirms that it has received a copy of this Credit Agreement, together with copies of the most recent financial statements referred to in Section 7.4 and Section 8.4 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Assumption; (d) such assignee will, independently and without reliance upon the assigning Lender, the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Credit Agreement; (e) such assignee represents and warrants that it is an Eligible Assignee; (f) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Credit Agreement and the other Loan Documents as are delegated to the Administrative Agent by the terms hereof or thereof, together with such powers as are reasonably incidental thereto; (g) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Credit Agreement are required to be performed by it as a Lender; and (h) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Assumption.

          Section 19.3.   Register.  The Administrative Agent shall maintain a copy of each Assignment and Assumption delivered to it and a register or similar list (the "Register") for the recordation of the names and addresses of the Lenders and the Commitment Percentages of, and principal amount of the Loans owing to, the Lenders from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Credit Agreement. The Register shall be available for inspection by the Borrowers and the Lenders at any reasonable time and from time to time upon reasonable prior notice. Upon each such recordation, the assigning Lender agrees to pay to the Administrative Agent a registration fee in the sum of $3,500.

          Section 19.4.   New Revolving Credit Notes.  Upon its receipt of an Assignment and Assumption executed by the parties to such assignment, together with each Note subject to such assignment, the Administrative Agent shall (a) record the information contained therein in the Register, and (b) give prompt notice thereof to the Borrowers and the Lenders (other than the assigning Lender). Within five (5) Business Days after receipt of such notice, the Borrowers, at its own expense, (i) shall execute and deliver to the Administrative Agent, in exchange for each surrendered Note, a new Note to the order of such Eligible Assignee in an amount equal to the amount assumed by such Eligible Assignee pursuant to such Assignment and Assumption and, if the assigning Lender has retained some portion of its obligations hereunder, a new Note to the order of the assigning Lender in an amount equal to the amount retained by it hereunder and (ii) shall deliver an opinion from counsel to the Borrowers in substantially the form delivered on the Restatement Date pursuant to Section 11.8 as to the enforceability of such new Notes. Such new Notes shall provide that they are replacements for the surrendered Notes, shall be in an aggregate principal amount equal to the aggregate principal amount of the surrendered Notes, shall be dated the effective date of such Assignment and Assumption and shall otherwise be in substantially the form of the assigned Notes. The surrendered Notes shall be cancelled and returned to the Borrowers.

          Section 19.5.   Participations.  Each Lender may sell participations to one or more banks or other entities in all or a portion of such Lender's rights and obligations under this Credit Agreement and the other Loan Documents; provided that (a) each such participation shall be in an amount of not less than $5,000,000, (b) any such sale or participation shall not affect the rights and duties of the selling Lender hereunder to the Borrowers and the Administrative Agent and the Lender shall continue to exercise all approvals, disapprovals and other functions of a Lender, (c) the only rights granted to the participant pursuant to such participation arrangements with respect to waivers, amendments or modifications of, or approvals under, the Loan Documents shall be the rights to approve waivers, amendments or modifications that would reduce the principal of or the interest rate on any Loans, extend the term or increase the amount of the Commitments of such Lender as it relates to such participant, reduce the amount of any fees to which such participant is entitled or extend any regularly scheduled payment date for principal or interest, and (d) no participant shall have the right to grant further participations or assign its rights, obligations or interests under such participation to other Persons without the prior written consent of the Administrative Agent.

          Section 19.6.   Pledge by Lender.  Notwithstanding any other provision of this Credit Agreement, any Lender at no cost to the Borrowers may at any time pledge all or any portion of its interest and rights under this Credit Agreement (including any Obligations owing to it and all or any portion of Notes held by it) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341 and in accordance with Regulation A of the Federal Reserve Board or U.S. Treasury Regulation 31 CFR Section 203.14. No such pledge or the enforcement thereof shall release the pledgor Lender from its obligations hereunder or under any of the other Loan Documents.

          Section 19.7.   No Assignment by Borrowers.  None of the Borrowers shall assign or transfer any of its rights or obligations under any of the Loan Documents without prior Unanimous Lender Approval.

          Section 19.8.   Disclosure.  The Borrowers agree that, in addition to disclosures made in accordance with standard banking practices, any Lender may disclose information obtained by such Lender pursuant to this Credit Agreement to assignees or participants and potential assignees or participants hereunder; provided that such assignees or potential assignees shall be Eligible Assignees. Any such disclosed information shall be treated by any assignee or participant with the same standard of confidentiality set forth in Section 8.10 hereof.

          Section 19.9.   Syndication.  The Borrowers acknowledge that the Administrative Agent intends, and shall have the right, by itself or through its Affiliates, to syndicate or enter into co-lending arrangements with respect to the Loans and the Total Revolving Credit Commitment pursuant to this Section 19, and the Borrowers agree to cooperate with the Administrative Agent's and its Affiliate's syndication and/or co-lending efforts, such cooperation to include, without limitation, the provision of information reasonably requested by potential syndicate members.

            Section 20.   NOTICES, ETC.  Except as otherwise expressly provided in this Credit Agreement, all notices and other communications made or required to be given pursuant to this Credit Agreement or the Notes or any Letter of Credit Applications shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier, or sent by facsimile and confirmed by delivery via courier or postal service, addressed as follows:

                        (a)   if to any Borrower or any Guarantor, to the Borrower Representative at Sovran Self Storage, Inc., 6467 Main Street, Buffalo, New York 14221, Attention: Mr. David L. Rogers, Chief Financial Officer, with a copy to Phillips, Lytle, Hitchcock, Blaine & Huber LLP, One HSBC Center, Buffalo, New York 14203, Attention: Mr. Raymond H. Seitz, or to such other address for notice as the Borrower Representative or any Guarantor shall have last furnished in writing to the Administrative Agent;

                        (b)   if to the Administrative Agent, at Mail Stop MA DE 1009A, 100 Federal Street, Boston, Massachusetts 02110, Attention: Scott C. Dow, Director, and John J. Murphy, Director, or such other address for notice as the Administrative Agent shall have last furnished in writing to the Borrowers, with a copy to Stephen M. Miklus, Esq., Bingham McCutchen LLP, 150 Federal Street, Boston, Massachusetts 02110, or at such other address for notice as the Administrative Agent shall last have furnished in writing to the Person giving the notice; and additionally, for any Completed Revolving Credit Loan Request, to Agency Services, Fleet Corporate Administration, Mail Stop MA OF D5P, One Federal Street, Boston, Massachusetts 02110, Attention: Balsam Nashed, Senior Loan Administrator; and

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

          Section 21.   GOVERNING LAW; CONSENT TO JURISDICTION AND SERVICE.  THIS CREDIT AGREEMENT AND EACH OF THE OTHER LOAN DOCUMENTS, EXCEPT AS OTHERWISE SPECIFICALLY PROVIDED THEREIN, ARE CONTRACTS UNDER THE LAWS OF THE STATE OF NEW YORK AND SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AND THE GUARANTORS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS CREDIT AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS OR THE GUARANTORS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 20. THE BORROWERS AND EACH OF THE GUARANTORS HEREBY WAIVES ANY OBJECTION THAT EITHER OF THEM MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

          Section 22.   HEADINGS.  The captions in this Credit Agreement are for convenience of reference only and shall not define or limit the provisions hereof.

          Section 23.   COUNTERPARTS.  This Credit Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Credit Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

          Section 24.   ENTIRE AGREEMENT, ETC.  The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Credit Agreement nor any term hereof may be changed, waived, discharged or terminated, except as provided in Section 26.

          Section 25.   WAIVER OF JURY TRIAL AND CERTAIN DAMAGE CLAIMS.  EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS, EACH OF THE GUARANTORS, THE AGENT AND EACH OF THE LENDERS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ITS RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS CREDIT AGREEMENT, THE NOTES OR ANY OF THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY. EXCEPT TO THE EXTENT EXPRESSLY PROHIBITED BY LAW, EACH OF THE BORROWERS AND EACH OF THE GUARANTORS HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT ANY OF THEM MAY HAVE TO CLAIM OR RECOVER IN ANY LITIGATION REFERRED TO IN THE PRECEDING SENTENCE ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. EACH OF THE BORROWERS AND THE GUARANTORS (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY LENDER OR THE AGENT HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH LENDER OR THE AGENT WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (B) ACKNOWLEDGE THAT THE AGENT AND THE LENDERS HAVE BEEN INDUCED TO ENTER INTO THIS CREDIT AGREEMENT AND THE OTHER LOAN DOCUMENTS TO WHICH THEY ARE PARTIES BY, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS CONTAINED HEREIN.

          Section 26.   CONSENTS, AMENDMENTS, WAIVERS, ETC.  Except as otherwise expressly provided in this Credit Agreement, any consent or approval required or permitted by this Credit Agreement may be given, and any term of this Credit Agreement or of any of the other Loan Documents may be amended, and the performance or observance by any Borrower or any Guarantor of any terms of this Credit Agreement or the other Loan Documents or the continuance of any default, Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Required Lenders.

          Notwithstanding the foregoing, the unanimous consent of the Lenders under the Term Loan or the Revolving Credit Loan, as applicable, solely to the extent that such Lenders are directly affected thereby, shall be required for any amendment, modification or waiver of this Credit Agreement that:

                (i)   reduces or forgives any principal of any unpaid Loan or Reimbursement Obligations or any interest thereon (including any interest "breakage" costs) or any fees due any Lender hereunder, or permits any prepayment not otherwise permitted hereunder; or

(ii) changes the unpaid principal amount of, or the rate of interest on, any Loan; or

                (iii)   changes the date fixed for any payment of principal of or interest on any Loan (including, without limitation, any extension of any Maturity Date, except for the one-year extension thereof as permitted under Section 2.10 hereof) or any fees payable hereunder; or

                (iv)   changes the amount of any Lender's Commitment (other than pursuant to an assignment permitted under Section 19.1 hereof) or increases the amount of the Total Revolving Credit Commitment (except for the increases in the Total Revolving Credit Commitment to an amount not to exceed $100,000,000 as provided in Section 2.11); or

(v) amends any of the provisions governing funding contained in Section 2 hereof; or

(vi) with respect to the Lenders under the Term Loan, any alteration to Section 3.5 hereof;

and Unanimous Lender Approval shall be required for any amendment, modification or waiver of this Credit Agreement that:

(i) releases or reduces the liability of any Guarantor pursuant to its Guaranty other than as provided in Section 6; or

(ii) modifies this Section 26 or any other provision herein or in any other Loan Document which by the terms thereof expressly requires Unanimous Lender Approval; or

                (iii)   changes the rights, duties or obligations of the Administrative Agent specified in Section 15 hereof (provided that no amendment or modification to such Section 15 or to the fee payable to the Administrative Agent under this Credit Agreement may be made without the prior written consent of the Administrative Agent); or

(iv) changes the definitions of Required Lenders or Unanimous Lender Approval.

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

          Section 27.   SEVERABILITY.  The provisions of this Credit Agreement are severable, and if any one clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Credit Agreement in any jurisdiction.

          Section 28.   TRANSITIONAL ARRANGEMENTS.

          Section 28.1.   Existing Credit Agreement Superseded.  This Credit Agreement shall on the Restatement Date supersede the Existing Credit Agreement in its entirety, except as provided in this Section 28. On the Restatement Date, the rights and obligations of the parties evidenced by the Existing Credit Agreement shall be evidenced by this Agreement and the other Loan Documents, the "Loans" as defined in the Existing Credit Agreement shall be converted to Loans as defined herein.

          Section 28.2.   Return and Cancellation of Notes.  As soon as reasonably practicable after its receipt of its Notes hereunder on the Restatement Date, each Lender hereunder which was a lender under the Existing Credit Agreement, will promptly return to the Borrowers, marked "Substituted" or "Cancelled", as the case may be, any promissory notes of the Borrowers held by such Lender pursuant to the Existing Credit Agreement.

          Section 28.3.   Interest and Fees Under Superseded Agreement.  All interest and fees and expenses, if any, owing or accruing under or in respect of the Existing Credit Agreement through the Restatement Date shall be calculated as of the Restatement Date (prorated in the case of any fractional periods), and shall be paid on the Restatement Date.

SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers Name: David L. Rogers Title: Chief Financial Officer

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By: /s/ David L. Rogers Name: David L. Rogers Title: Chief Financial Officer

FLEET NATIONAL BANK, individually and as Administrative Agent By: /s/ John J. Murphy Name: John J. Murphy Title: Director

MANUFACTURERS AND TRADERS TRUST COMPANY individually and as Syndication Agent By: /s/ Jerome J. Jacobi Name: Jerome J. Jacobi Title: Vice President

SUNTRUST BANK, a Georgia banking corporation, individually and as Co- Documentation Agent By: /s/ Blake K. Thompson Name: Blake K. Thompson Title: Vice President

PNC BANK, NATIONAL ASSOCIATION, individually and as Co-Documentation Agent By: /s/ James A. Colella Name: James A. Colella Title: Vice President

CITIZENS BANK OF RHODE ISLAND By: /s/ Craig E. Schermerhorn Name: Craig E. Schermerhorn Title: Vice President

CHEVY CHASE BANK, F.S.B. By: /s/ Eric A. Lawrence Name: Eric A. Lawrence Title: Group Vice President

HSBC BANK USA By: /s/ Patrick G. Harrigan Name: Patrick G. Harrigan Title: Vice President

BANK ONE, NA By: /s/ Patricia Leung Name: Patricia Leung Title: Director, Capital Markets

COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES By: /s/ R. William Knickerbocker Name: R. William Knickerbocker Title: Vice President

By: /s/ David M. Schwarz Name: David M. Schwarz Title: Senior Vice President

[Remainder of page intentionally left blank]

Schedule 1.2

Lenders' Commitments
Lender	Revolving Credit Commitment	Revolving Credit Commitment Percentage	Term Commitment	Term Commitment Percentage

Fleet National Bank 100 Federal Street Boston, MA 02110 Attn: John J. Murphy	$10,500,000	14.00%	$16,500,000	16.50%
Manufacturers and Traders Trust Company 1 Fountain Plaza, 12th Floor Buffalo, NY 14203 Attn: Jerome J. Jacobi	$10,000,000	13.33%	$15,500,000	15.50%
PNC Bank, National Association One PNC Plaza 249 Fifth Avenue Pittsburgh, PA 15222 Attn: James A. Colella	$ 9,000,000	12.00%	$13,500,000	13.50%
SunTrust Bank 8245 Boone Blvd., Suite 820 Vienna, VA 22182 Attn: Blake K. Thompson	$ 9,000,000	12.00%	$13,500,000	13.50%
Citizens Bank of Rhode Island One Citizens Plaza Providence, RI 02903 Attn: Craig Schermerhorn	$ 8,000,000	10.67%	$12,500,000	12.50%
Chevy Chase Bank, F.S.B. 7501 Wisconsin Ave., 12th Floor Chevy Chase, MD 20815 Attn: Marie Nwofer	$12,000,000	16.00%	$ 3,000,000	3.00%
HSBC Bank USA One HSBC Center Buffalo, NY 14203 Attn: Kathy Kasper	$ 5,500,000	7.33%	$ 8,500,000	8.50%
Bank One, NA 21 South Clark Street Chicago, Illinois 60670 Attn: Patricia Leung	$ 5,500,000	7.33%	$ 8,500,000	8.50%
Commerzbank AG, New York and Grand Cayman Branches 2 World Financial Center New York, NY 10281 Attn: David Schwartz Bill Knickerbocker	$ 5,500,000	7.33%	$ 8,500,000	8.50%
Exhibit A-1

[Form of Revolving Credit Note]

REVOLVING CREDIT NOTE

$______________	_______ ___, 20__

          FOR VALUE RECEIVED, the undersigned SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran"), and the undersigned SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), hereby jointly and severally promise to pay to the order of _______________, [a national banking association] (the "Lender") at the Administrative Agent's Head Office (as defined in the Credit Agreement defined below)

          (a)   prior to or on the Revolving Credit Loan Maturity Date the principal amount of _________________ Dollars ($_______________) or, if less, the aggregate unpaid principal amount of Revolving Credit Loans advanced by the Lender to the Borrowers pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrowers, the Lender, Fleet National Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, PNC Bank and SunTrust Bank, as co-documentation agents, and certain other parties thereto; and

(b) interest on the principal balance hereof from time to time outstanding at the times and at the rate provided in the Credit Agreement.

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

          THIS REVOLVING CREDIT NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS REVOLVING CREDIT NOTE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 20 OF THE CREDIT AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

          This Revolving Credit Note shall be deemed to take effect as a sealed instrument under the laws of the State of New York.

          IN WITNESS WHEREOF, each of the undersigned has caused this Revolving Credit Note to be sealed and signed in its corporate or partnership name by its duly authorized officer as of the day and year first above written.
WITNESS: _________________________	SOVRAN SELF STORAGE, INC. By: ______________________________ Name: Title:

WITNESS: _________________________	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By: ______________________________ Name:

Title: Date	Amount of Loan	Amount of Principal Paid or Prepaid	Balance of Principal Unpaid	Notation Made By:

Exhibit A-2

[Form of Term Loan Note]

TERM NOTE

$__________	____________ ___, 20__

          FOR VALUE RECEIVED, the undersigned SOVRAN SELF STORAGE, INC., a Maryland corporation ("Sovran"), and the undersigned SOVRAN ACQUISITION LIMITED PARTNERSHIP, a Delaware limited partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers" and individually as a "Borrower"), hereby jointly and severally promise to pay to the order of _____________, [a national banking association] (the "Lender") at the Administrative Agent's Head Office (as defined in the Credit Agreement defined below):

          (a)   prior to or on the Term Maturity Date the principal amount of __________ Dollars ($__________) which principal amount is the portion of the Term Loan advanced by the Lender to the Borrowers pursuant to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 4, 2003 (as amended and in effect from time to time, the "Credit Agreement") among the Borrowers, the Lender, Fleet National Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, PNC Bank and SunTrust Bank, as co-documentation agents, and certain other parties thereto;

(b) the principal outstanding hereunder from time to time at the times provided in the Credit Agreement; and

          (c)   interest from the date hereof on the principal balance hereof from time to time outstanding at the times and at the rate or rates provided in the Credit Agreement and any other sums or fees due thereunder, all in accordance with the Credit Agreement.

          This Term Note evidences borrowings under and has been issued by the Borrowers in accordance with the terms of the Credit Agreement. The Lender and any holder hereof pursuant to the Credit Agreement or by operation of law is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrower contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Term Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

          The Borrowers irrevocably authorize the Lender to make or cause to be made, at or about the time of the Drawdown Date of the Term Loan or at the time of receipt of any payment of principal of this Term Note, an appropriate notation on the grid attached to this Term Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Term Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Term Loan set forth on the grid attached to this Term Note, or the continuation of such grid, or any other similar record, including computer records, maintained by the Lender with respect to the Term Loan shall be prima facie evidence of the principal amount thereof owing and unpaid to the Lender, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrowers hereunder or under the Term Loan Agreement to make payments of principal of and interest on this Term Note when due to the extent of the unpaid principal and interest amount as of any date of determination.

          The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Term Note on the terms and conditions specified in the Credit Agreement.

          If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Term Note and all of the unpaid interest accrued thereon and any other charges or amounts due under any of the Loan Documents may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

          No delay or omission on the part of Fleet or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of Fleet or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.

          The Borrowers and every endorser and guarantor of this Term Note or the obligations represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Term Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

          THIS TERM NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS TERM NOTE MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK, NEW YORK OR ANY FEDERAL COURT SITTING IN NEW YORK, NEW YORK AND CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURTS AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN SECTION 20 OF THE CREDIT AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

          This Term Note shall be deemed to take effect as a sealed instrument under the laws of the State of New York.

          IN WITNESS WHEREOF, each of the undersigned has caused this Term Note to be sealed and signed in its corporate or partnership name by its duly authorized officer as of the day and year first above written.
WITNESS: _________________________	SOVRAN SELF STORAGE, INC. By: ______________________________ Name: Title:

WITNESS: _________________________	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By: ______________________________ Name:

Date	Amount of Term Loan	Amount of Principal Paid or Prepaid	Balance of Principal Unpaid	Notation Made By:

Exhibit B

[FORM OF SUBSIDIARY GUARANTY]

GUARANTY

          Guaranty, dated as of ___________ __, 20__ by _______________, a _____________ ____________ (the "Guarantor"), in favor of each of the Agents and the Lenders (each as defined herein) and Fleet National Bank, as administrative agent (in such capacity, the "Administrative Agent") for itself and for the other financial institutions (collectively, the "Lenders") which are or may become parties to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among Sovran Self Storage, Inc., a Maryland corporation ("Sovran"), Sovran Acquisition Limited Partnership, a Delaware limited partnership (together with Sovran, collectively referred to herein as the "Borrowers"), the Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent (in such capacity, the "Syndication Agent"), SunTrust Bank and PNC Bank, as co-documentation agents (in such capacity, the "Documentation Agent", and collectively with the Administrative Agent and the Syndication Agent, the "Agents") and the Lenders, as the same may hereafter be amended from time to time (the "Credit Agreement"). Capitalized terms used herein without definition shall have the meanings ascribed to them in the Credit Agreement.

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

     (b)   Guarantor shall not be required to pay any additional amounts to any Lender that is not incorporated or organized under the laws of the United States of America or a state thereof or the District of Columbia (a "Non-U.S. Lender") in respect of United States Federal withholding tax to the extent that (i) the obligation to withhold amounts with respect to United States Federal withholding tax existed on the date such Non-U.S. Lender became a party to the Credit Agreement or, with respect to payments to a different lending office designated by the Non-U.S. Lender as its applicable lending office (a "New Lending Office"), the date such Non-U.S. Lender designated such New Lending Office with respect to the Loans (as defined in the Credit Agreement); provided, however, that this clause (i) shall not apply to any transferee or New Lending Office as a result of an assignment, transfer or designation made at the request of the Borrowers; and provided further, however, that this clause (i) shall not apply to the extent the indemnity payment or additional amounts any transferee, or Lender through a New Lending Office, would be entitled to receive without regard to this clause (i) do not exceed the indemnity payment or additional amounts that the entity making the assignment or transfer to such transferee, or Lender making the designation of such New Lending Office, would have been entitled to receive in the absence of such assignment, transfer or designation; or (ii) the obligation to pay such additional amounts would not have arisen but for a failure by such Non-U.S. Lender to deliver completed copies of United States Internal Revenue Service Form 1001 or 4224 or to comply with all the other requirements of Section 4.2(c) of the Credit Agreement.

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

          7.   Representations and Warranties; Covenants. The Guarantor hereby makes and confirms the representations and warranties made on its behalf by the Borrowers pursuant to Section 7 of the Credit Agreement, as if such representations and warranties were set forth herein. The Guarantor hereby agrees to perform the covenants set forth in Sections 8 and 9 of the Credit Agreement (to the extent such covenants expressly apply to the Guarantor) as if such covenants were set forth herein. The Guarantor acknowledges that it is, on a collective basis with the Borrowers and all other "Guarantors" (as defined in the Credit Agreement), bound by the covenants set forth in Section 9 of the Credit Agreement. The Guarantor hereby confirms that it shall be bound by all acts or omissions of the Borrower Representative pursuant to the Credit Agreement.

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

Phillips, Lytle, Hitchcock, Blaine & Huber LLP One HSBC Center Buffalo, New York 14203 Attention: Raymond H. Seitz, Esq.

or at such other address for notice as the Guarantor shall last have furnished in writing to the Administrative Agent; and

(b) if to the Administrative Agent, at

Fleet National Bank Mail Stop: MA DE 100 08H 100 Federal Street Boston, Massachusetts 02110 Attention: Mr. Scott C. Dow and Mr. John J. Murphy

or such other address for notice as the Administrative Agent shall last have furnished in writing to the Guarantor, with a copy to:

Bingham McCutchen LLP 150 Federal Street Boston, Massachusetts 02110 Attention: Stephen M. Miklus, Esq.

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

GUARANTOR: _____________________________ By: ______________________________ Name: Title:

Exhibit C

[Form of Revolving Credit Loan Request]

Fleet National Bank, as Administrative Agent Mail Stop: MA DE 100 08H 100 Federal Street Boston, Massachusetts 02110 Attn: John Murphy Director

Fleet National Bank,
as Administrative Agent
Agency Services
Fleet Corporate Administration
Mail Stop: MA DE 10008E
One Federal Street
Boston, Massachusetts 02110
Attn:  Balsam Nashed
          Senior Loan Administrator

REVOLVING CREDIT LOAN REQUEST

          This Loan Request is made pursuant to Section 2.4 of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among Sovran Self Storage, Inc., a Maryland corporation ("Sovran"), Sovran Acquisition Limited Partnership, a Delaware limited partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Loan Request have the meanings given them in the Credit Agreement.

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

SOVRAN SELF STORAGE, INC. By: ______________________________ Name: Title:

Exhibit D-1

COMPLIANCE CERTIFICATE OF [CHIEF
FINANCIAL OFFICER/TREASURER]

(Loan Request)

          The undersigned [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran"), as the Borrower Representative (as defined in the Credit Agreement defined below) HEREBY CERTIFIES THAT:

          This compliance certificate is furnished pursuant to Section 2.4(iv)(c) and/or Section 12.1 of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10.1, Section 10.2, Section 10.3 and Section 10.11 of the Credit Agreement on a pro-forma basis after giving effect to the requested Revolving Credit Loan, all of which data and computations, to the knowledge and belief of the [chief financial officer/treasurer] executing and delivering this Compliance Certificate on behalf of Sovran, as Borrower Representative (the ["Chief Financial Officer"/"Treasurer"]), are true, complete and correct.

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

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICER

(Sovran Financial Statements)

          The undersigned Chief Financial Officer of Sovran Self Storage, Inc., ("Sovran") HEREBY CERTIFIES THAT:

          This compliance certificate is furnished pursuant to Section 8.4(c) of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

          As required by Section 8.4(c) of the Credit Agreement, the consolidated (and consolidating, if required under the Credit Agreement) financial statements of Sovran and its respective subsidiaries (as defined in the Credit Agreement) for the [year] [quarter] ended ______, 20__ (the "Financial Statements") prepared in accordance with GAAP (subject, in the case of quarterly statements, to year-end adjustments none of which are anticipated to be materially adverse, except as specifically disclosed in this compliance certificate) accompany this Compliance Certificate. The Financial Statements present fairly the financial position of Sovran and its subsidiaries as at the date thereof and the results of operations of Sovran and its subsidiaries for the period covered thereby.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10 of the Credit Agreement, all of which data and computations, to the knowledge and belief of the chief financial officer executing and delivering this Compliance Certificate on behalf of Sovran, as Borrower Representative (the "Chief Financial Officer"), are true, complete and correct.

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

SOVRAN SELF STORAGE, INC. By: ______________________________ Name: Title:

Exhibit D-3

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICER

(SALP Financial Statements)

          The undersigned Chief Financial Officer of Sovran Acquisition Limited Partnership ("SALP") HEREBY CERTIFIES THAT:

          This compliance certificate is furnished pursuant to Section 8.4(c) of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among SALP, Sovran Self Storage, Inc. (together with SALP, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

          As required by Section 8.4(c) of the Credit Agreement, financial statements of SALP and its subsidiaries (as defined in the Credit Agreement) for the [year] [quarter] ended ______, 20__ (the "Financial Statements") prepared in accordance with GAAP (subject, in the case of quarterly statements, to year-end adjustments none of which are anticipated to be materially adverse, except as specifically disclosed in this compliance certificate) accompany this compliance certificate. The Financial Statements delivered herewith present fairly the financial position of SALP and its subsidiaries as at the date thereof and the results of operations of SALP and its subsidiaries for the period covered thereby.

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

          This compliance certificate is furnished pursuant to Section 9.1 of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among the Borrowers, Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

          The Borrowers hereby give the Administrative Agent notice that a Borrower, a Guarantor or a Subsidiary plans to incur Indebtedness for borrowed money which will cause the aggregate amount of Indebtedness for borrowed money incurred since delivery of the most recent compliance certificate to exceed $5,000,000.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10.1, Section 10.2, Section 10.3 and Section 10.11 of the Credit Agreement on a pro forma basis after giving effect to such Indebtedness for borrowed money, all of which data and computations, to the best knowledge and belief of the chief financial officer executing and delivering this compliance certificate on behalf of Sovran, as Borrower Representative (the "Chief Financial Officer"), are true, complete and correct.

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

COMPLIANCE CERTIFICATE OF
[CHIEF FINANCIAL OFFICER/TREASURER]

(Merger, Consolidation or Reorganization)

          The undersigned, being the [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran"), HEREBY CERTIFIES THAT:

          This compliance certificate is furnished pursuant to Section 9.4(a) of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among Sovran, Sovran Acquisition Limited Partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

          The undersigned hereby gives the Administrative Agent notice that a Borrower, a Guarantor, an Operating Subsidiary or a wholly-owned Subsidiary plans to become a party to a merger, consolidation or reorganization requiring a compliance certificate under Section 9.4(a) of the Credit Agreement.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10 of the Credit Agreement on a pro forma basis, all of which data and computations, to the best knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate (the "[Chief Financial Officer/Treasurer]"), are true, complete and correct. Furthermore, the undersigned certifies that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

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

COMPLIANCE CERTIFICATE OF
[CHIEF FINANCIAL OFFICER/TREASURER]

(Disposition of Unencumbered Property)

          The undersigned [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran") HEREBY CERTIFIES THAT:

          This compliance certificate is furnished pursuant to Section 8.4(b)(i) or Section 8.4(b)(ii) of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among Sovran, Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Sovran, as Borrower Representative hereby gives the Administrative Agent notice of the intention of a Borrower, a Guarantor, an Operating Subsidiary or a wholly-owned Subsidiary to Sell or to grant an Indebtedness Lien on an Unencumbered Property or other asset pursuant to Section 9.4(b)(i) or Section 9.4(b)(ii) of the Credit Agreement. Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings described in the Credit Agreement.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10 of the Credit Agreement on a pro forma basis after giving effect to such proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, all of which data and computations, to the knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate on behalf of Sovran (the "[Chief Financial Officer"/"Treasurer]"), are true, complete and correct.

          The activities of the Borrowers, the Guarantor, the Operating Subsidiary or the wholly-owned Subsidiary, as applicable, have been reviewed by the [Chief Financial Officer/Treasurer] and/or by employees or agents under his immediate supervision. Based upon such review, to the best knowledge and belief of the [Chief Financial Officer/Treasurer],

[(for Section 9.4(b)(i)) both before and after giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default exists or will exist under any Loan Document.]

[(for Section 9.4(b)(ii)) before giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Event of Default exists under any Loan Document; provided, that if such Sale or Indebtedness Lien is to be made while a Default is continuing, such Sale or Indebtedness Lien (together with other Sales and Indebtedness Liens) will cure the Default before it becomes an Event of Default; and if multiple Sales or Indebtedness Liens are contemplated, the Borrowers shall apply the net proceeds of each Sale or Indebtedness Lien to the repayment of the Revolving Credit Loans until such Default has been fully cured. After giving effect to the proposed Sale or Indebtedness Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default will exist under any Loan Document.]

          The [Chief Financial Officer/Treasurer] certifies that he is authorized to execute and deliver this Compliance Certificate on behalf of Sovran, as Borrower Representative.

          Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By: ______________________________ Name: Title:

Exhibit D-7

COMPLIANCE CERTIFICATE
OF CHIEF FINANCIAL OFFICERS

(Closing Condition)

          Each of the undersigned, being the Chief Financial Officers of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition Limited Partnership ("SALP" and together with Sovran, collectively referred to herein as the "Borrowers"), HEREBY CERTIFIES THAT:

          This Compliance Certificate is furnished pursuant to Section 11.14 of the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 among the Borrowers, Fleet National Bank, individually and as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and certain other parties as provided therein (as the same may now or hereafter be amended from time to time, the "Credit Agreement"). Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings given them in the Credit Agreement.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10 of the Credit Agreement, all of which data and computations, to the best knowledge and belief of the chief financial officers executing and delivering this compliance certificate on behalf of the Borrowers (the "Chief Financial Officers"), are true, complete and correct.

          Each of the Chief Financial Officers hereby certifies, in accordance with the provisions of Section 11.14 of the Credit Agreement, that the representations and warranties of the Borrowers contained in the Credit Agreement and in each document and instrument delivered pursuant to or in connection therewith are true as of the date hereof and that no Default or Event of Default has occurred and is continuing on the date hereof.

          Each of the Chief Financial Officers certifies that he is authorized to execute and deliver this compliance certificate on behalf of Sovran or SALP, as the case may be.

          Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By: __________________________ Name: Title:	SOVRAN ACQUISITION LIMITED PARTNERSHIP By: Sovran Holdings Inc., its general partner By: __________________________ Name: Title:

Exhibit E

[Form of Assignment and Assumption Agreement]

ASSIGNMENT AND ASSUMPTION AGREEMENT

Dated as of _____________ ___, 20__

          Reference is made to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 4, 2003 (as amended and in effect from time to time, the "Credit Agreement"), among Sovran Self Storage, Inc. ("Sovran"), Sovran Acquisition Limited Partnership (together with Sovran, collectively referred to herein as the "Borrowers"), Fleet National Bank, as Administrative Agent (the "Administrative Agent"), Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents and the lending institutions referred to therein as Lenders (the "Lenders") and certain other parties as stated therein. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

          ____________________________________ (the "Assignor") and ______________________ (the "Assignee") agree as follows:

          1.   Assignment.  Subject to the terms and conditions of this Assignment and Assumption, the Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes without recourse to the Assignor, a $______________ interest in and to the rights, benefits, indemnities and obligations of the Assignor under the Credit Agreement equal to _____% in respect of the Total Revolving Credit Commitment [and ______% in respect of the Term Loan] immediately prior to the Effective Date (as hereinafter defined).

          2.   Assignor's Representations.  The Assignor (i) represents and warrants that (A) it is legally authorized to enter into this Assignment and Assumption Agreement, (B) as of the date hereof, its Revolving Credit Commitment is $__________, its Revolving Credit Commitment Percentage is ________%, the aggregate outstanding principal balance of its Revolving Credit Loans equals $__________ and [its Term Commitment is $______________, its Term Commitment Percentage is _____%] [the aggregate outstanding balance of its Term Loan equals $__________________] (in each case after giving effect to the assignment contemplated hereby but without giving effect to any contemplated assignments which have not yet become effective), and (C) immediately after giving effect to all assignments which have not yet become effective, the Assignor's Commitment Percentages will be sufficient to give effect to this Assignment and Assumption Agreement, (ii) makes no representation or warranty, express or implied, and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any of the other Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder free and clear of any claim or encumbrance; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by the Borrowers or any of its Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations of any of its obligations under the Credit Agreement or any of the other Loan Documents or any other instrument or document delivered or executed pursuant thereto; and (iv) has delivered to the Administrative Agent for return to the Borrowers [the Revolving Credit Note] [the Term Note] delivered to it under the Credit Agreement and requests that the Borrower exchange such [Revolving Credit Note] [Term Note] for new [Revolving Credit Note] [Term Note] payable to each of the Assignor and Assignee as follows:

Notes Payable to the Order of:	Amount of Revolving Credit Note	Amount of Term Note

Assignor	$____________	$____________
Assignee	$____________	$____________

          3.   Assignee's Representations.  The Assignee (i) represents and warrants that (A) it is duly and legally authorized to enter into this Assignment and Assumption Agreement, (B) the execution, delivery and performance of this Assignment and Assumption Agreement do not conflict with any provision of law or of the charter or by-laws of the Assignee, or of any agreement binding on the Assignee, (C) all acts, conditions and things required to be done and performed and to have occurred prior to the execution, delivery and performance of this Assignment and Assumption Agreement, and to render the same the legal, valid and binding obligation of the Assignee, enforceable against it in accordance with its terms, have been done and performed and have occurred in due and strict compliance with all applicable laws; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Sections 7.4 and 8.4 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption Agreement; (iii) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Lenders and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) represents and warrants that it is an Eligible Assignee; (v) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Loan Documents as are delegated to the Administrative Agent by the terms thereof, together with such powers as are reasonably incidental thereto; and (vi) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender.

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

          5.   Rights Under Credit Agreement.  Upon such acceptance and recording, from and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Assumption Agreement, have the rights and obligations of a Lender thereunder, and (ii) the Assignor shall, with respect to that portion of its interest under the Credit Agreement assigned hereunder, relinquish its rights and be released from its obligations under the Credit Agreement; provided, however, that the Assignor shall retain its rights to be indemnified pursuant to Section 17 of the Credit Agreement with respect to any claims or actions arising prior to the Effective Date.

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
ASSIGNOR: _________________________________ By: ______________________________ Name: Title:
ASSIGNOR: _________________________________ By: ______________________________ Name: Title:
FLEET NATIONAL BANK, as Administrative Agent (as to Section 6) By: ______________________________ Name: Title:

Exhibit F

[Form of Notice of Continuation/Conversion]

____________ ___, 20__

Fleet National Bank, as Administrative Agent Mail Stop: MA DE 100 08H 100 Federal Street Boston, Massachusetts 02110 Attn: John Murphy Director

Fleet National Bank,
as Administrative Agent
Agency Service
Fleet Corporate Administration
Mail Stop: MA DE 10008E
One Federal Street
Boston, Massachusetts 02110
Attn:  Balsam Nashed
          Senior Loan Administrator

Ladies and Gentlemen:

          Reference is made to that certain Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 (such agreement, as it may be or may have been amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"; capitalized terms used herein without definition shall have the respective meanings assigned to those terms in the Credit Agreement) among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, the institutions from time to time party thereto as Lenders, Fleet National Bank, as Administrative Agent, Manufacturers and Traders Trust Company, as syndication agent, SunTrust Bank and PNC Bank, as co-documentation agents, and certain other parties thereto. The Borrowers hereby give you notice pursuant to Section 2.5 [and 3.4] of the Credit Agreement for the [Revolving Credit Loans] [Term Loans] specified below that they elect to:

          8.1.   [Continue such [Revolving Credit Loans] [Term Loans] as LIBOR Rate Loans $____________ in aggregate principal amount of the outstanding LIBOR Rate Loans, the current Interest Period of which ends on ______________, 20__].

          8.2.   [Convert such [Revolving Credit Loans] [Term Loans] to Prime Rate Loans] [LIBOR Rate Loans] $___________ in aggregate principal amount of the outstanding [LIBOR Rate Loans], [Prime Rate Loans] the current Interest Period of which ends on _____________].

          8.3.   The date for such [continuation] [and] [conversion] shall be _______________.

          8.4.   [The Interest Period for such continued or converted (as applicable) LIBOR Rate Loans is requested to be [a _________________ month period].

          The Borrower Representative hereby certifies to the Administrative Agent and each of the Lenders on behalf of each Borrower that it is authorized to execute this notice on behalf of the Borrowers, no Default or Event of Default has occurred and is continuing, on the date hereof there are no other prohibitions under the Credit Agreement to the requested [conversion/continuation], no such prohibitions will exist on the date of the requested [conversion/continuation], the requested [conversion/ continuation] is in accordance with the provisions of Section 2.5 [and Section 3.4] of the Credit Agreement.

          Executed as of this _____ day of _____________, 20__.

SOVRAN SELF STORAGE, INC. By: ______________________________ Name: Title:

Exhibit 10.24

EXECUTION COPY

=====================================================================

SOVRAN SELF STORAGE INC.
SOVRAN ACQUISITION LIMITED PARTNERSHIP

$80,000,000 6.26% Senior Guaranteed Notes, Series A,
due September 4, 2013
and
$20,000,000 Floating Rate Senior Guaranteed Notes, Series B,
due September 4, 2013

________________

NOTE PURCHASE AGREEMENT
________________

DATED AS OF SEPTEMBER 4, 2003

=====================================================================

ssnpa903.doc

Schedule A	-	Information Relating To Purchasers

Schedule B	-	Defined Terms

Schedule 5.4	-	Subsidiaries of the Obligors, Ownership of Subsidiary Stock and Affiliates

Schedule 5.5	-	Financial Statements

Schedule 5.15	-	Existing Debt; Liens; Future Liens

Schedule 10.3	-	Investments

Exhibit 1-A	-	Form of 6.26% Senior Guaranteed Note, Series A, due September 4, 2013

Exhibit 1-B	-	Form of Floating Rate Senior Guaranteed Note, Series B, due September 4, 2013

Exhibit 2.2(a)	-	Form of Subsidiary Guaranty

Exhibit 2.2(b)	-	Form of Intercreditor Agreement

Exhibit 4.4(a)	-	Form of Opinion of Counsel to the Obligors and Subsidiary Guarantors

Exhibit 4.4(b)	-	Form of Opinion of Special Counsel to the Purchasers

Exhibit 10.1	-	Compliance Certificate

Exhibit 10.4(a)	-	Compliance Certificate

Exhibit 10.4(b)	-	Compliance Certificate

SOVRAN SELF STORAGE INC.
SOVRAN ACQUISITION LIMITED PARTNERSHIP

6467 MAIN STREET
BUFFALO, NEW YORK 14221-5890

$80,000,000 6.26% SENIOR GUARANTEED NOTES, SERIES A, DUE SEPTEMBER 4, 2013
and
$20,000,000 FLOATING RATE SENIOR GUARANTEED NOTES, SERIES B, DUE SEPTEMBER 4, 2013

Dated as of
September 4, 2003

To the Purchasers listed in
the attached Schedule A:

Ladies and Gentlemen:

          SOVRAN SELF STORAGE INC., a Maryland corporation ("Sovran") and Sovran Acquisition Limited Partnership, a Delaware limited partnership ("SALP" and together with Sovran, the "Obligors"), jointly and severally agree with the Purchasers listed in the attached Schedule A (the "Purchasers") to this Note Purchase Agreement (this "Agreement") as follows:

SECTION 1.     AUTHORIZATION OF NOTES; INTEREST RATE

          Section 1.1. Authorization. The Obligors will authorize the issue and sale in two series of $100,000,000 aggregate principal amount of their Senior Guaranteed Notes, of which (a) $80,000,000 aggregate principal amount shall be their 6.26% Senior Guaranteed Notes, Series A, due September 4, 2013 (the "Series A Notes") and (b) $20,000,000 aggregate principal amount shall be their Floating Rate Senior Guaranteed Notes, Series B, due September 4, 2013 (the "Series B Notes" and together with the Series A Notes, the "Notes," such term to include any such notes issued in substitution therefor pursuant to Section 13 of this Agreement). The Notes shall be substantially in the form set out in Exhibit 1-A and 1-B, respectively, with such changes therefrom, if any, as may be approved by the Purchasers and the Obligors. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

          Section 1.2. Series B Notes. The Series B Notes shall bear interest from the date of issue at a floating rate equal to the Adjusted LIBOR Rate from time to time, payable semi-annually on the fourth day of each March and September in each year (commencing March 4, 2004) and at maturity (each such date being referred to as an "Interest Payment Date") and to bear interest on overdue principal (including any overdue required or optional prepayment of principal) and LIBOR Breakage Amount, if any, and (to the extent legally enforceable) on any overdue installment of interest at the Series B Default Rate, whether by acceleration or otherwise, until paid.

          Interest on the Series B Notes shall be computed for the actual number of days elapsed on the basis of a year consisting of 360 days.

          The Adjusted LIBOR Rate shall be determined by the Obligors, and notice thereof shall be given to the holders of the Series B Notes, together with such information as the holders of the Series B Notes may reasonably request for verification (including in all events, a facsimile transmission of the relevant screen and calculations), on the second Business Day preceding each Interest Period. In the event that the holders of more than 50% in aggregate principal amount of the outstanding Series B Notes do not concur with such determination by the Obligors, as evidenced by notice to the Obligors by such holders within ten (10) Business Days after receipt by such holders of the notice delivered by the Obligors pursuant to the previous sentence, the determination of Adjusted LIBOR Rate shall be made by the holders of the Series B Notes, in accordance with the provisions of this Agreement and shall be conclusive and binding absent manifest error.

          Section 1.3. Inability to Determine Interest Rate. If prior to the first day of any Interest Period, the Obligors shall have determined in good faith that, by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining LIBOR for such Interest Period, the Obligors shall forthwith give notice thereof by telephone and telecopy to the holders of the Series B Notes as soon as practicable but at least two Business Days prior to the first day of such Interest Period so affected and the interest rate on the Notes shall convert automatically to an interest rate per annum that is equal to the sum of (i) 1.50% and (ii) the rate of interest publicly announced from time to time by JP Morgan Chase Bank, NA, in New York City as its "prime" or "base" rate. Thereafter, any change in the interest rate on the Notes due to a change in such "prime" or "base" rate shall be effective on the effective date of such change in such "prime" or "base" rate. Upon the Obligors determining in good faith that the circumstances preventing the ascertainment of LIBOR no longer exist, the interest rate on the Notes shall convert automatically back to an interest rate per annum equal to the Adjusted LIBOR Rate for the then current interest period.

          Section 1.4. Illegality. Notwithstanding any other provision herein, if the adoption of or any change in any Requirement of Law or in the interpretation or application thereof occurring after the Closing shall make it unlawful for any holder of Notes to hold Series B Notes bearing interest at a rate based on LIBOR as contemplated by this Agreement, (a) such holder of Series B Notes shall promptly give written notice of such circumstances to the Obligors (which notice shall be withdrawn whenever such circumstances no longer exist) and (b) until such time as it shall no longer be unlawful for such holder to pay interest in respect of such Series B Notes or hold such Series B Notes, the obligation of such holder hereunder to pay interest in respect of such Series B Notes or hold such Series B Notes at such rate shall forthwith be canceled and the rate on such Notes shall convert automatically to a rate determined in accordance with Section 1.3 on the respective last days of the then current Interest Periods with respect to such Series B Notes or within such earlier period as required by law. If any such conversion occurs on a day which is not the last day of the then current Interest Period with respect thereto, the Obligors shall pay to such holder of Notes the LIBOR Breakage Amount, if any.

          Section 1.5. Requirements of Law. If the adoption of or any change in any Requirement of Law or in the interpretation or application thereof applicable to any holder of Series B Notes, or compliance by any holder of Series B Notes with any request or directive (whether or not having the force of law) from any Governmental Authority, in each case made subsequent to the Closing:

           (a)   shall subject such holder of Series B Notes to any tax of any kind whatsoever with respect to any Series B Notes (or any interest payment in respect thereof) purchased by it or its obligation to make a payment for any Series B Notes, or change the basis of taxation of payments to such holder in respect thereof (except for changes in taxes measured by or imposed upon the overall net income, or franchise tax (imposed in lieu of such net income tax), of such holder);

           (b)   shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, such holder of Series B Notes which is not otherwise included in the determination of the LIBOR hereunder; or

(c) shall impose on the holder of Notes any other condition (excluding any tax of any kind whatsoever);

and the result of any of the foregoing is to increase the cost to such holder of Series B Notes, by an amount which such holder deems to be material, of purchasing, paying any amounts in respect of or holding the Notes or to reduce any amount receivable hereunder in respect thereof, then, in any such case, upon notice to the Obligors from such holder, in accordance herewith, the Obligors shall be obligated to promptly pay such holder of Series B Notes, upon its demand, any additional amounts necessary to compensate such holder of Series B Notes on an after-tax basis for such increased cost or reduced amount receivable. If any holder of Series B Notes becomes entitled to claim any additional amounts pursuant to this Section 1.5, it shall provide prompt notice thereof to the Obligors, certifying (x) that one of the events described in this Section 1.5 has occurred and describing in reasonable detail the nature of such event, (y) as to the increased cost or reduced amount resulting from such event and (z) as to the additional amount demanded by such holder of Series B Notes and a reasonably detailed explanation of the calculation thereof. Such a certificate as to any additional amounts payable pursuant to this Section 1.5 submitted by a holder of Notes to the Obligors shall be conclusive and binding on such holder and the Obligors in the absence of manifest error. This covenant shall survive the termination of this Agreement and the payment of the Series B Notes and all other amounts payable hereunder and thereunder. Failure or delay on the part of any holder of any Series B Note to demand compensation pursuant to this Section 1.5 shall not constitute a waiver of such holder's right to demand such compensation; provided that the Obligors shall not be required to compensate any holder pursuant to this Section 1.5 for any increased costs or reductions incurred more than 90 days prior to the date that such holder notifies the Obligors of the change in any Requirement of Law giving rise to such increased costs or reductions and of such holder's intention to claim compensation therefor.

SECTION 2.     SALE AND PURCHASE OF NOTES; SUBSIDIARY GUARANTY.

          Section 2.1. Notes. Subject to the terms and conditions of this Agreement, the Obligors will issue and sell to each Purchaser and each Purchaser will purchase from the Obligors, at the Closing provided for in Section 3, Notes in the respective series and in the principal amount specified opposite such Purchaser's name in Schedule A at the purchase price of 100% of the principal amount thereof. The obligations of each Purchaser hereunder are several and not joint obligations and each Purchaser shall have no obligation and no liability to any Person for the performance or nonperformance by any other Purchaser hereunder.

          Section 2.2. Subsidiary Guaranty. The payment by the Obligors of all amounts due with respect to the Notes and the performance by the Obligors of their respective obligations under this Agreement will be absolutely and unconditionally guaranteed by the Subsidiary Guarantors pursuant to the Subsidiary Guaranty. Payments under the Subsidiary Guaranty and certain other Guaranties of the Subsidiary Guarantors shall be shared in accordance with the terms of the Intercreditor Agreement.

SECTION 3.     CLOSING.

          The sale and purchase of the Notes to be purchased by each Purchaser shall occur at the offices of Chapman and Cutler, 111 West Monroe Street, Chicago, Illinois 60603 at 10:00 a.m. Chicago time, at a closing (the "Closing") on September 4, 2003 or on such other Business Day thereafter on or prior to September 5, 2003 as may be agreed upon by the Obligors and the Purchasers. At the Closing the Obligors will deliver to each Purchaser the Notes to be purchased by such Purchaser in the form of a single Note for each series to be so purchased (or such greater number of Notes in denominations of at least $100,000 as such Purchaser may request) dated the date of the Closing and registered in such Purchaser's name (or in the name of such Purchaser's nominee), against delivery by such Purchaser to the Obligors or their order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Obligors to Account Number 017365461, at M&T Bank in Buffalo, New York, ABA Number 022 0000 46 ref: Sovran Acquisition LP. If at the Closing the Obligors shall fail to tender such Notes to any Purchaser as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to any Purchaser's satisfaction, such Purchaser shall, at such Purchaser's election, be relieved of all further obligations under this Agreement, without thereby waiving any rights such Purchaser may have by reason of such failure or such nonfulfillment.

SECTION 4.     CONDITIONS TO CLOSING.

          The obligation of each Purchaser to purchase and pay for the Notes to be sold to such Purchaser at the Closing is subject to the fulfillment to such Purchaser's satisfaction, prior to or at the Closing, of the following conditions:

          Section 4.1. Representations and Warranties.

          (a)   Representations and Warranties of the Obligors. The representations and warranties of each Obligor in this Agreement shall be correct when made and at the time of Closing.

          (b)   Representations and Warranties of the Subsidiary Guarantors. The representations and warranties of the Subsidiary Guarantors in the Subsidiary Guaranty shall be correct when made and at the time of Closing.

          Section 4.2. Performance; No Default. Each Obligor and each Subsidiary Guarantor shall have performed and complied with all agreements and conditions contained in this Agreement and the Subsidiary Guaranty required to be performed or complied with by it prior to or at the Closing, and after giving effect to the issue and sale of the Notes (and the application of the proceeds thereof as contemplated by Section 5.14), no Default or Event of Default shall have occurred and be continuing. Neither of the Obligors nor any of their Subsidiaries shall have entered into any transaction since the date of the Memorandum that would have been prohibited by Section 10 hereof had such Sections applied since such date.

          Section 4.3. Compliance Certificates.

          (a)   Officer's Certificate of the Obligors. Each Obligor shall have delivered to such Purchaser an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1(a), 4.2 and 4.9 have been fulfilled.

          (b)   Secretary's Certificate of the Obligors. Each Obligor shall have delivered to such Purchaser a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Notes and this Agreement.

          (c)   Officer's Certificate of the Subsidiary Guarantors. Each Subsidiary Guarantor shall have delivered to such Purchaser an Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in section 4.1(b), 4.2 and 4.9 have been fulfilled.

          (d)   Secretary's Certificate of the Subsidiary Guarantors. Each Subsidiary Guarantor shall have delivered to such Purchaser a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Subsidiary Guaranty.

          Section 4.4. Opinions of Counsel. Such Purchaser shall have received opinions in form and substance satisfactory to such Purchaser, dated the date of the Closing (a) from Phillips, Lytle, Hitchcock, Blaine & Huber LLP, counsel for the Obligors and the Guarantors, covering the matters set forth in Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as such Purchaser or such Purchaser's counsel may reasonably request (and the Obligors hereby instruct their counsel to deliver such opinion to such Purchaser), and (b) from Chapman and Cutler LLP, the Purchasers' special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(b) and covering such other matters incident to such transactions as such Purchaser may reasonably request.

          Section 4.5. Purchase Permitted by Applicable Law, Etc. On the date of Closing each purchase of Notes shall (a) be permitted by the laws and regulations of each jurisdiction to which each Purchaser is subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (b) not violate any applicable law or regulation (including, without limitation, Regulation T, U or X of the Board of Governors of the Federal Reserve System) and (c) not subject any Purchaser to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by any Purchaser, such Purchaser shall have received an Officer's Certificate certifying as to such matters of fact as such Purchaser may reasonably specify to enable such Purchaser to determine whether such purchase is so permitted.

          Section 4.6. Related Transactions. The Obligors shall have consummated the sale of the entire principal amount of the Notes scheduled to be sold on the date of Closing pursuant to this Agreement.

          Section 4.7. Payment of Special Counsel Fees. Without limiting the provisions of Section 15.1, the Obligors shall have paid on or before the Closing, the fees, charges and disbursements of the Purchasers' special counsel referred to in Section 4.4 to the extent reflected in a statement of such counsel rendered to the Obligors at least one Business Day prior to the Closing.

          Section 4.8. Private Placement Number. A Private Placement Number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for each series of the Notes.

          Section 4.9. Changes in Corporate Structure. Neither of the Obligors shall have changed its jurisdiction of incorporation or been a party to any merger or consolidation or shall have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

          Section 4.10. Subsidiary Guaranty. The Subsidiary Guaranty shall have been duly authorized, executed and delivered by each Subsidiary Guarantor, shall constitute the legal, valid and binding contract and agreement of each Subsidiary Guarantor and such Purchaser shall have received a true, correct and complete copy thereof.

          Section 4.11. Intercreditor Agreement. The Intercreditor Agreement shall have been executed and delivered by each of the Purchasers and the banks which are parties to the Bank Credit Agreement and any other creditor which shall have the benefit of a Guaranty by a Subsidiary Guarantor.

          Section 4.12. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to such Purchaser and such Purchaser's special counsel, and such Purchaser and such Purchaser's special counsel shall have received all such counterpart originals or certified or other copies of such documents as such Purchaser or such Purchaser's special counsel may reasonably request.

SECTION 5.     REPRESENTATIONS AND WARRANTIES OF THE OBLIGORS.

          The Obligors, jointly and severally, represent and warrant to each Purchaser that:

          Section 5.1. Organization; Power and Authority. Sovran is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. SALP is a limited partnership duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign partnership and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each Obligor has the corporate or partnership, as the case may be, power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Agreement and the Notes and to perform the provisions hereof and thereof.

          Section 5.2. Authorization, Etc. This Agreement and the Notes have been duly authorized by all necessary corporate or partnership, as the case may be, action on the part of each Obligor, and this Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of each Obligor enforceable against each Obligor in accordance with its terms, except as such enforceability may be limited by (a) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (b) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          Section 5.3. Disclosure. The Obligors, through their agent, Fleet Securities Inc., has delivered to each Purchaser a copy of a Private Placement Memorandum, dated July 2003 (the "Memorandum"), relating to the transactions contemplated hereby. The Memorandum fairly describes, in all material respects, the general nature of the business and principal properties of the Obligors and their Subsidiaries. This Agreement, the Memorandum, the documents, certificates or other writings delivered to the Purchasers by or on behalf of the Obligors in connection with the transactions contemplated hereby and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Since December 31, 2002, there has been no change in the financial condition, operations, business, properties or prospects of the Obligors or any of their Subsidiaries except changes that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. There is no fact known to either Obligor that could reasonably be expected to have a Material Adverse Effect that has not been set forth herein or in the Memorandum or in the other documents, certificates and other writings delivered to each Purchaser by or on behalf of the Obligors specifically for use in connection with the transactions contemplated hereby.

          Section 5.4. Organization and Ownership of Shares of Subsidiaries; Affiliates. (a) Schedule 5.4 contains (except as noted therein) complete and correct lists of (i) each Obligor's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Obligors and each other Subsidiary, and all other Investments of each Obligor and their Subsidiaries, (ii) each Obligor's Affiliates, other than Subsidiaries, and (iii) each Obligor's directors and senior officers.

          (b)   All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Obligors and their Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Obligors or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.4).

          (c)   Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

          (d)   No Subsidiary is a party to, or otherwise subject to, any legal restriction or any agreement (other than this Agreement, the agreements listed on Schedule 5.4 and customary limitations imposed by corporate law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to the Obligors or any of their Subsidiaries that owns outstanding shares of capital stock or similar equity interests of such Subsidiary.

          Section 5.5. Financial Statements. The Obligors have delivered to each Purchaser copies of the financial statements of the Obligors and their Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Obligors and their Subsidiaries as of the respective dates specified in such financial statements and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

          Section 5.6. Compliance with Laws, Other Instruments, Etc. The execution, delivery and performance by each Obligor of this Agreement and the Notes will not (a) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of either Obligor or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, partnership agreement or any other agreement or instrument to which either Obligor or any Subsidiary is bound or by which either Obligor or any Subsidiary or any of their respective properties may be bound or affected, (b) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to either Obligor or any Subsidiary, or (c) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to either Obligor or any Subsidiary.

          Section 5.7. Governmental Authorizations, Etc. No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by either Obligor of this Agreement or the Notes.

          Section 5.8. Litigation; Observance of Agreements, Statutes and Orders. (a) There are no actions, suits or proceedings pending or, to the knowledge of either Obligor, threatened against or affecting either Obligor or any Subsidiary or any property of either Obligor or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

          (b)   Neither of the Obligors nor any of their Subsidiaries is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

          Section 5.9. Taxes. Each of the Obligors and their Subsidiaries have filed all tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (a) the amount of which is not individually or in the aggregate Material or (b) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which such Obligor or such Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. Neither of the Obligors knows of any basis for any other tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of the Obligors and their Subsidiaries in respect of federal, state or other taxes for all fiscal periods are adequate. The federal income tax liabilities of the Obligors and their Subsidiaries have been determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended December 31, 2002.

          Section 5.10. Title to Property; Leases. The Obligors and their Subsidiaries have good and sufficient title to their respective properties that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by either of the Obligors or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement. All leases that individually or in the aggregate are Material are valid and subsisting and are in full force and effect in all material respects.

          Section 5.11. Licenses, Permits, Etc. (a) The Obligors and their Subsidiaries own or possess all licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known conflict with the rights of others.

          (b)   To the best knowledge of each Obligor, no product of either Obligor or any of their Subsidiaries infringes in any material respect any license, permit, franchise, authorization, patent, copyright, service mark, trademark, trade name or other right owned by any other Person.

          (c)   To the best knowledge of each Obligor, there is no Material violation by any Person of any right of either Obligor or any of their Subsidiaries with respect to any patent, copyright, service mark, trademark, trade name or other right owned or used by either Obligor or any of their Subsidiaries.

          Section 5.12. Compliance with ERISA. (a) Each Obligor and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither of the Obligors nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by either Obligor or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of either Obligor or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

          (b)   The present value of the aggregate benefit liabilities under each of the Plans which are subject to Title IV of ERISA (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities by more than $500,000 in the aggregate for all Plans. The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

          (c)   Neither of the Obligors nor any of their ERISA Affiliates has incurred any withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

          (d)   The expected post-retirement benefit obligation (determined as of the last day of each Obligor's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of each Obligor and its Subsidiaries is not Material.

          (e)   The execution and delivery of this Agreement and the issuance and sale of the Notes hereunder will not involve any transaction that is subject to the prohibitions of Section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by each Obligor in the first sentence of this Section 5.12(e) is made in reliance upon and subject to the accuracy of each Purchaser's representation in Section 6.2 as to the sources of the funds to be used to pay the purchase price of the Notes to be purchased by such Purchaser.

          Section 5.13. Private Offering by the Obligors. Neither the Obligors nor anyone acting on the Obligors' behalf has offered the Notes, the Subsidiary Guaranty or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any Person other than the Purchasers and not more than forty (40) other Institutional Investors, each of which has been offered the Notes and the Subsidiary Guaranty in connection with a private sale for investment. Neither of the Obligors nor anyone acting on their behalf has taken, or will take, any action that would subject the issuance or sale of the Notes or the Subsidiary Guaranty to the registration requirements of Section 5 of the Securities Act.

          Section 5.14. Use of Proceeds; Margin Regulations. The Obligors will apply the proceeds of the sale of the Notes for general corporate purposes of the Obligors and their Subsidiaries (including the repayment of Debt of the Obligors and their Subsidiaries). No part of the proceeds from the sale of the Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System (12 CFR 221), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve either Obligor in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 1% of the value of the consolidated assets of the Obligors and their Subsidiaries and the Obligors do not have any present intention that margin stock will constitute more than 1% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation U.

          Section 5.15. Existing Debt; Liens. (a) Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Debt and Liens, if any, of the Obligors and their Subsidiaries as of September 4, 2003, since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Debt of the Obligors or their Subsidiaries. Neither of the Obligors nor any Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Debt of the Obligors or such Subsidiary, and no event or condition exists with respect to any Debt of the Obligors or any Subsidiary, that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Debt to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

          (b)   Except as disclosed in Schedule 5.15, neither of the Obligors nor any Subsidiary has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 10.2.

          Section 5.16. Foreign Assets Control Regulations, Etc. Neither the sale of the Notes by the Obligors hereunder nor their use of the proceeds thereof will violate (i) the Trading with the Enemy Act, as amended, (ii) any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto, (iii) Executive Order 13224, 66 Fed Reg 49, 079 (2001), issued by the President of the United States (Executive Order Blocking Property and Prohibiting Transactions With Persons Who Commit, Threaten to Commit, or Support Terrorism) (and neither Obligor nor any Subsidiary is a "blocked person" as described in Section 1 of such Executive Order or engages in any dealings or transactions with or is otherwise associated with, any such blocked person) or (iv) the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot Act) Act of 2001, Public Law 107-56 (October 26, 2001).

          Section 5.17. Status under Certain Statutes. Neither of the Obligors nor any of their Subsidiaries is an "investment company" registered or required to be registered under the Investment Company Act of 1940, as amended, or is subject to regulation under the Public Utility Holding Company Act of 1935, as amended, the ICC Termination Act of 1995, as amended, or the Federal Power Act, as amended.

          Section 5.18. Environmental Matters. Neither of the Obligors nor any of their Subsidiaries has knowledge of any claim or has received any notice of any claim, and no proceeding has been instituted asserting any claim against either of the Obligors or any of their Subsidiaries or any of their respective real properties now or formerly owned, leased or operated by any of them, or any Locke Property, or other assets, nor, to the knowledge of either of the Obligors or any of their Subsidiaries, has any such proceeding been instituted against any real properties now or formerly owned by either of the Obligors or any of their Subsidiaries, or any Locke Property, alleging damage to the environment or any violation of any Environmental Laws, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect. Except as otherwise disclosed to each Purchaser in writing:

          (a)   neither of the Obligors nor any of their Subsidiaries has knowledge of any facts which would give rise to any claim, public or private, for violation of Environmental Laws or damage to the environment emanating from, occurring on or in any way related to real properties or to other assets now or formerly owned, leased or operated by any of them or any Locke Property, or their use, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect;

          (b)   neither of the Obligors nor any of their Subsidiaries has stored any Hazardous Substances on real properties now or formerly owned, leased or operated by any of them or any Locke Property, or has disposed of any Hazardous Substances in each case in a manner contrary to any Environmental Laws and in any manner that could reasonably be expected to result in a Material Adverse Effect;

          (c)   all buildings on all real properties now owned, leased or operated by the Obligors or any of their Subsidiaries or any Locke Property, are in compliance with applicable Environmental Laws, except where failure to comply could not reasonably be expected to result in a Material Adverse Effect; and

          (d)   A phase I environmental site assessment was prepared for each Locke Property and the results of each such phase I environmental site assessment indicated (i) no suggested remediation in excess of $10,000 in aggregate amount for all such Locke Properties and (ii) no need, requirement or suggestion for a phase II environmental site assessment on any such Locke Property.

          Section 5.19. Solvency. The fair value of the business and assets of each of the Obligors and each Subsidiary Guarantor exceeds the amount that will be required to pay its respective liabilities (including, without limitation, contingent, subordinated, unmatured and unliquidated liabilities on existing debts, as such liabilities may become absolute and matured), in each case after giving effect to the transactions contemplated by this Agreement (including, without limitation, the use of the proceeds of the sale of the Notes). Neither the Obligors nor the Subsidiary Guarantors, after giving effect to the transactions contemplated by this Agreement, will be engaged in any business or transaction, or about to engage in any business or transaction, for which such Person has unreasonably small assets or capital (within the meaning of the Uniform Fraudulent Transfer Act, the Uniform Fraudulent Conveyance Act and Section 548 of the Federal Bankruptcy Code), and neither the Obligors nor any Subsidiary Guarantor has any intent to
(a) hinder, delay or defraud any entity to which any of them is, or will become, on or after the date of Closing, indebted, or

(b) incur debts that would be beyond any of their ability to pay as they mature.

          Section 5.20. Pari Passu Obligations.

          (a)   The Notes. The Notes rank equally and ratably with all unsecured and unsubordinated obligations of the Company generally, but subject to the right of any Person having preferred rights, whether such rights arise by contract, statute, law (or the operation thereof) or otherwise.

          (b)   The Subsidiary Guaranty. The Subsidiary Guaranty ranks equally and ratably with all unsecured and unsubordinated obligations of each of the Subsidiary Guarantors generally, but subject to the right of any Person having preferred rights, whether such rights arise by contract, statute, law (or the operation thereof) or otherwise.

SECTION 6.     REPRESENTATIONS OF THE PURCHASER.

          Section 6.1. Purchase for Investment. Each Purchaser represents that it is purchasing the Notes for its own account or for one or more separate accounts maintained by it or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of such Purchaser's or such pension or trust funds' property shall at all times be within such Purchaser's or such pension or trust funds' control. Each Purchaser understands that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Obligors are not required to register the Notes.

          Section 6.2. Source of Funds. Each Purchaser represents that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by it to pay the purchase price of the Notes to be purchased by it hereunder:

          (a)   the Source is an "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption ("PTE") 95-60 (issued July 12, 1995) and there is no employee benefit plan, treating as a single plan all plans maintained by the same employer or employee organization, with respect to which the amount of the general account reserves and liabilities for all contracts held by or on behalf of such plan, exceeds ten percent (10%) of the total reserves and liabilities of such general account (exclusive of separate account liabilities) plus surplus, as set forth in the NAIC Annual Statement for such Purchaser most recently filed with such Purchaser's state of domicile; or

          (b)   the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as such Purchaser prior to the execution and delivery of this Agreement has disclosed to the Obligors in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

          (c)   the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in either Obligor and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Obligors in writing pursuant to this paragraph (c) prior to the execution and delivery of this Agreement; or

(d) the Source is a governmental plan; or

          (e)   the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which prior to the execution and delivery of this Agreement has been identified to the Obligors in writing pursuant to this paragraph (e); or

(f) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA; or

          (g)   the Source is an insurance company separate account maintained solely in connection with the fixed contractual obligations of the insurance company under which the amounts payable, or credited, to any employee benefit plan (or its related trust) and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account.

If any Purchaser or any subsequent transferee of the Notes indicates that such Purchaser or such transferee is relying on any representation contained in paragraph (b), (c) or (e) above, the Obligors shall deliver on the date of issuance of such Notes and on the date of any applicable transfer a certificate, which shall either state that (i) they are neither a party in interest nor a "disqualified person" (as defined in Section 4975(e)(2) of the Code), with respect to any plan identified pursuant to paragraphs (b) or (e) above, or (ii) with respect to any plan, identified pursuant to paragraph (c) above, neither they nor any "affiliate" (as defined in Section V(c) of the QPAM Exemption) has at such time, and during the immediately preceding one year, exercised the authority to appoint or terminate said QPAM as manager of any plan identified in writing pursuant to paragraph (c) above or to negotiate the terms of said QPAM's management agreement on behalf of any such identified plan. As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

SECTION 7.     INFORMATION AS TO OBLIGORS.

          Section 7.1. Financial and Business Information. The Obligors shall deliver to each holder of Notes that is an Institutional Investor:

                  (a)   Quarterly Statements - within 45 days after the end of each quarterly fiscal period in each fiscal year of Sovran and SALP, respectively (other than the last quarterly fiscal period of each such fiscal year), duplicate copies of,

(i) in the case of Sovran

      (A)   a consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 9.4(a) or (b) hereof) balance sheet of Sovran and its Subsidiaries as at the end of such quarter, and

      (B)   consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 9.4(a) or (b) hereof) statements of income, funds available for distribution and cash flows of Sovran and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter,

(ii) in the case of SALP
(A) a consolidated balance sheet of SALP and its Subsidiaries as at the end of such quarter, and

       (B)   consolidated statements of income, funds available for distribution and cash flows of SALP and its Subsidiaries for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified by a Senior Financial Officer of the respective Obligor as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments;

(b) Annual Statements - within 90 days after the end of each fiscal year of Sovran and SALP, respectively, duplicate copies of,
(i) in the case of Sovran

      (A)   a consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 9.4(a) or (b) hereof) balance sheet of Sovran and its Subsidiaries, as at the end of such year, and

      (B)   consolidated and consolidating (for Subsidiaries which own Real Estate, if any Subsidiary becomes the owner of Real Estate pursuant to Section 9.4(a) or (b) hereof) statements of income, funds available for distribution and cash flows of Sovran and its Subsidiaries, for such year,

(ii) in the case of SALP
(A) a consolidated balance sheet of SALP and its Subsidiaries, as at the end of such year, and
(B) consolidated statements of income, funds available for distribution and cash flows of SALP and its Subsidiaries, for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied

          (A)   by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances,

          (B)   a certificate of such accountants stating that they have reviewed this Agreement and stating further whether, in making their audit, they have become aware of any condition or event that then constitutes a Default or an Event of Default, and, if they are aware that any such condition or event then exists, specifying the nature and period of the existence thereof (it being understood that such accountants shall not be liable, directly or indirectly, for any failure to obtain knowledge of any Default or Event of Default unless such accountants should have obtained knowledge thereof in making an audit in accordance with generally accepted auditing standards or did not make such an audit),

          (c)   SEC and Other Reports - promptly upon their becoming available, one copy of (i) each financial statement, report, notice or proxy statement sent by either Obligor or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by either Obligor or any Subsidiary with the Securities and Exchange Commission and of all press releases and other statements made available generally by either Obligor or any Subsidiary to the public concerning developments that are Material;

          (d)   Notice of Default or Event of Default - promptly, and in any event within five Business Days after a Responsible Officer of either Obligor becomes aware of the existence of any Default or Event of Default or that any Person has given any notice or taken any action with respect to a claimed default hereunder or that any Person has given any notice or taken any action with respect to a claimed default of the type referred to in Section 11(g) without regard to any dollar limitations in such Section 11(g), a written notice specifying the nature and period of existence thereof and what action the Obligors are taking or propose to take with respect thereto;

          (e)   ERISA Matters - promptly, and in any event within five Business Days after a Responsible Officer of either Obligor becomes aware of any of the following, a written notice setting forth the nature thereof and the action, if any, that either Obligor or an ERISA Affiliate proposes to take with respect thereto:

     (i)   with respect to any Plan, any reportable event, as defined in Section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date thereof; or

     (ii)   the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by either Obligor or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or

     (iii)   Any event, transaction or condition that could result in the incurrence of any liability by either Obligor or any ERISA Affiliate pursuant to Title I or IV of ERISA or the imposition of a penalty or excise tax under the provisions of the Code relating to employee benefit plans, or the imposition of any Lien on any of the rights, properties or assets of either Obligor or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, could reasonably be expected to have a Material Adverse Effect;

          (f)   Notices from Governmental Authority - promptly, and in any event within 30 days of receipt thereof, copies of any notice to either Obligor or any Subsidiary from any federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect; and

          (g)   Requested Information - with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of either Obligor or any of their Subsidiaries or relating to the ability of either Obligor to perform its obligations hereunder and under the Notes or the ability of any Subsidiary Guarantor to perform its obligations under the Subsidiary Guaranty as from time to time may be reasonably requested by any such holder of Notes.

          Section 7.2. Officer's Certificate. Each set of financial statements delivered to a holder of Notes pursuant to Section 7.1(a) or Section 7.1(b) hereof shall be accompanied by a certificate of a Senior Financial Officer of each of the Obligors setting forth:

(a)     Covenant Compliance - the information (including detailed calculations) required in order to establish whether the Obligors were in compliance with the requirements of Section 10.1 through Section 10.19 hereof, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence); and

(b)     Event of Default - a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Obligors and their Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of either Obligor or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Obligors shall have taken or proposes to take with respect thereto.

          Section 7.3. Inspection. Each Obligor shall permit the representatives of each holder of Notes that is an Institutional Investor:

(a)     No Default - if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to the Obligors, to visit the principal executive offices of the Obligors, to discuss the affairs, finances and accounts of the Obligors and their Subsidiaries with the Obligors' officers, and (with the consent of the Obligors, which consent will not be unreasonably withheld) their independent public accountants, and (with the consent of the Obligors, which consent will not be unreasonably withheld) to visit the other offices and properties of the Obligors and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

(b)     Default - if a Default or Event of Default then exists, at the expense of the Obligors, to visit and inspect any of the offices or properties of the Obligors or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Obligors authorize said accountants to discuss the affairs, finances and accounts of the Obligors and their Subsidiaries), all at such times and as often as may be requested.

SECTION 8.     PAYMENT OF THE NOTES.

          Section 8.1. Required Payments. As provided therein, the entire principal amount of each series of Notes shall become due and payable on September 4, 2013.

          Section 8.2. Optional Prepayments. (a) The Obligors may, at their option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Series A Notes, in an amount not less than 10% of the aggregate principal amount of the Series A Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, together with interest accrued thereon to the date of such prepayment, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount.

          (b)   The Obligors may, at their option upon notice as provided below, on any Interest Payment Date on or after September 4, 2006, prepay the outstanding Series B Notes, either in whole or in part (but if in part then in an amount not less than 10% of the aggregate principal amount of the Series B Notes then outstanding), at 100% of the principal amount so prepaid, together with interest accrued thereon to the date of such prepayment, together with a premium equal to the Floating Rate Premium Amount and an amount equal to the LIBOR Breakage Amount.

          The Obligors will give each holder of Notes written notice of each optional prepayment under this Section 8.2 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes to be prepaid on such date, the principal amount of each Note held by such holder to be prepaid (determined in accordance with Section 8.4), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and, in the case of the Series A Notes, shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Obligors shall deliver to each holder of Series A Notes a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

          Section 8.3. Prepayment of Notes Upon Change of Control.

          (a)   Condition to the Company's Action. Within ten (10) Business Days after a Change of Control, the Obligors shall have given to each holder of Notes written notice containing and constituting an offer to prepay Notes as described in subparagraph (b) of this Section 8.3, accompanied by the certificate described in subparagraph (e) of this Section 8.3.

          (b)   Offer to Prepay Notes. The offer to prepay Notes contemplated by subparagraph (a) of this Section 8.3 shall be an offer to prepay, in accordance with and subject to this Section 8.3, all, but not less than all, the Notes held by each holder (in this case only, "holder" in respect of any Note registered in the name of a nominee for a disclosed beneficial owner shall mean such beneficial owner) on the date specified in such offer (the "Proposed Prepayment Date") that is not less than 30 days and not more than 60 days after the date of such offer (if the Proposed Prepayment Date shall not be specified in such offer, the Proposed Prepayment Date shall be the first Business Day which is at least 45 days after the date of such offer).

          (c)   Acceptance; Rejection. A holder of Notes may accept the offer to prepay made pursuant to this Section 8.3 by causing a notice of such acceptance to be delivered to the Obligors at least 10 days prior to the Proposed Prepayment Date. A failure by a holder of Notes to respond to an offer to prepay made pursuant to this Section 8.3 shall be deemed to constitute a acceptance of such offer by such holder.

          (d)   Prepayment. Prepayment of the Notes to be prepaid pursuant to this Section 8.3 shall be at 100% of the principal amount of such Notes, plus the Make-Whole Amount determined for the date of prepayment with respect to such principal amount in the case of the Series A Notes and the Floating Rate Premium Amount and LIBOR Breakage Amount (if any) in the case of the Series B Notes, together with interest on such Notes accrued to the date of prepayment. On the Business Day preceding the date of prepayment, the Obligors shall deliver to each holder of Notes being prepaid a statement showing the Make-Whole Amount due in connection with such prepayment and setting forth the details of the computation of such amount.

          (e)   Officer's Certificate. Each offer to prepay the Notes pursuant to this Section 8.3 shall be accompanied by a certificate, executed by a Senior Financial Officer of the Obligors and dated the date of such offer, specifying: (i) the Proposed Prepayment Date; (ii) that such offer is made pursuant to this Section 8.3; (iii) the principal amount of each Note offered to be prepaid; (iv) the estimated Make-Whole Amount, if any, (v) the interest that would be due on each Note offered to be prepaid, accrued to the Proposed Prepayment Date; (vi) that the conditions of this Section 8.3 have been fulfilled; and (vii) in reasonable detail, the nature and date of the Change of Control.

          Section 8.4. Allocation of Partial Prepayments. In the case of each partial prepayment of the Notes (other than any partial prepayment under Section 8.3), the principal amount of the Notes to be prepaid shall be allocated (a) among all of the series of Notes eligible for prepayment at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment and (b) among all of the Notes of a given series at the time outstanding in proportion, as nearly as practicable, to the unpaid principal amounts thereof not theretofore called for prepayment.

          Section 8.5. Maturity; Surrender, Etc. In the case of each prepayment of Notes pursuant to this Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Obligors shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Obligors and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

          Section 8.6. Purchase of Notes. The Obligors will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes. The Obligors will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

          Section 8.7. Make-Whole Amount. The term "Make-Whole Amount" means with respect to any Series A Note an amount equal to the excess, if any, of the Discounted Value of the Called Principal of such Note, over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

          "Called Principal" means, with respect to any Series A Note, the principal of such Note that is to be prepaid pursuant to Section 8.2 or 8.3 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

          "Discounted Value" means, with respect to the Called Principal of any Series A Note, the amount obtained by discounting the amount of such Called Principal and interest payable in respect thereof from, in the case of the Called Principal, the maturity date in respect of such Note to the Settlement Date and, in the case of such interest, the scheduled dates of payment hereunder in respect thereof to the Settlement Date, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on such Series A Note is payable) equal to the Reinvestment Yield with respect to such Called Principal.

          "Reinvestment Yield" means, with respect to the Called Principal of any Series A Note, 0.25% plus the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as "PX-1" on the Bloomberg Financial Market Screen (or such other display as may replace "PX-1" on the Bloomberg Financial Market Screen) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly on a straight line basis between (1) the actively traded U.S. Treasury security with the maturity closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with the maturity closest to and less than the Remaining Average Life.

          "Remaining Average Life" means, with respect to the Called Principal of any Series A Note, the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the maturity date of the Series A Note in respect thereof.

          "Settlement Date" means, with respect to the Called Principal of any Series A Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.2 or 8.3 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

SECTION 9.     AFFIRMATIVE COVENANTS.

          The Obligors, jointly and severally, covenant that so long as any of the Notes are outstanding:

          Section 9.1. Compliance with Law. Each Obligor will, and will cause each of its Subsidiaries to, comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

          Section 9.2. Insurance. Each Obligor will, and will cause each of its Subsidiaries to, maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

          Section 9.3. Payment of Taxes and Claims. Each Obligor will, and will cause each of its Subsidiaries to, file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes, assessments, charges and levies have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of such Obligor or any Subsidiary not permitted by Section 10.2, provided that neither Obligor nor any of its Subsidiaries need pay any such tax, assessment, charge, levy or claim if (i) the amount, applicability or validity thereof is contested by such Obligor or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and such Obligor or such Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of such Obligor or such Subsidiary or (ii) the non-filing or nonpayment, as the case may be, of all such taxes, assessments, charges, levies and claims in the aggregate could not reasonably be expected to have a Material Adverse Effect.

          Section 9.4. Existence of SALP, Sovran Holdings and Subsidiary Guarantors; Maintenance of Properties. (a) SALP for itself and for Holdings and each Subsidiary Guarantor (insofar as any such statements relate to Holdings or such Subsidiary Guarantor) will do or cause to be done all things necessary to, and shall, preserve and keep in full force and effect its, Holdings, and each Subsidiary Guarantor's existence as a limited partnership, corporation or another legally constituted entity, and will do or cause to be done all things necessary to preserve and keep in full force all of its, Holdings, and each Subsidiary Guarantor's rights and franchises and those of its Subsidiaries, and it, Holdings and each Subsidiary Guarantor will not, and it will not cause or permit any of its Subsidiaries to, convert to a limited liability company or a limited liability partnership. SALP shall be the owner of substantially all of the Real Estate owned by the Obligors and their respective Subsidiaries and shall not permit any Subsidiary of any Obligor to own any Real Estate without the prior written consent of the Required Holders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. SALP (i) will cause all necessary repairs, renewals, replacements, betterments and improvements to be made to all Real Estate owned or controlled by it or by any of its Subsidiaries or any Subsidiary Guarantor, all as in the judgment of SALP or such Subsidiary or such Subsidiary Guarantor may be necessary so that the business carried on in connection therewith may be properly conducted at all times, subject to the terms of the applicable Leases and partnership agreements or other entity organizational documents, (ii) will cause all of its other properties and those of its Subsidiaries and the Subsidiary Guarantors used or useful in the conduct of its business or the business of its Subsidiaries or such Subsidiary Guarantor to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, and (iii) will, and will cause each of its Subsidiaries and each Subsidiary Guarantor to, continue to engage exclusively in the business of owning and operating self storage facilities, which self storage facilities shall be known primarily as "Uncle Bob's Self Storage; provided that nothing in this Agreement shall prevent the Obligors from entering into Tower Leases or occasional non-material Leases of retail or office space incidental to he Obligors' owning and operating self storage facilities; and provided, further, that nothing in this Section 9.4 shall prevent SALP from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of SALP, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of the Obligors and their respective Subsidiaries on a consolidated basis. Holdings shall at all times be a wholly-owned Subsidiary of Sovran and the sole general partner of SALP and shall be the owner of at least 1% of the outstanding partnership interests in SALP.

          (b)   Sovran will do or cause to be done all things necessary to preserve and keep in full force and effect its existence as a Maryland corporation. Sovran will at all times maintain its status as a REIT and not take any action which could lead to its disqualification as a REIT. Sovran shall at all times maintain its listing on the New York Stock Exchange. Sovran will continue to operate as a fully-integrated, self-administered and self-managed real estate investment trust which, together with its Subsidiaries (including, without limitation, SALP) owns and operates an improved property portfolio comprised exclusively of self-storage facilities. Sovran will not engage in any business other than the business of acting as a REIT and serving as a limited partner of SALP and as a member, partner or stockholder of other Persons as permitted by this Agreement. Sovran shall conduct all or substantially all of its business operations through SALP, and shall not own real estate assets outside of its interests in SALP. Sovran shall cause SALP to own substantially all of the Real Estate owned by the Obligors and their respective Subsidiaries and shall not permit any Subsidiary of any Obligor to become the owner of any Real Estate without the prior written consent of the Required Holders, and then only in specific circumstances outside of the ordinary course of business. In any such case, such Subsidiary shall be wholly-owned by Sovran or SALP and shall become a Subsidiary Guarantor. Sovran shall do or cause to be done all things necessary to preserve and keep in full force all of its rights and franchises and those of its Subsidiaries. Sovran shall (i) cause all of its properties and those of its Subsidiaries used or useful in the conduct of its business or the business of its Subsidiaries to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment, (ii) cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of Sovran may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times, and (iii) cause SALP and each of its Subsidiaries to continue to engage exclusively in the business of owning and operating self-storage facilities, which self-storage facilities shall be known primarily as "Uncle Bob's Self-Storage"; provided that nothing in this Section 9.4 shall prevent Sovran from discontinuing the operation and maintenance of any of its properties or any of those of its Subsidiaries if such discontinuance is, in the judgment of Sovran, desirable in the conduct of its or their business and such discontinuance does not cause a Default or an Event of Default hereunder and does not in the aggregate materially adversely affect the business of Sovran and its Subsidiaries on a consolidated basis.

          Section 9.5. Additional Subsidiary Guarantors. The Obligors will cause any Subsidiary which is required by the terms of the Bank Credit Agreement (or any other agreement pursuant to which Debt for borrowed money of an Obligor or any Subsidiary is outstanding) to become a party to, or otherwise guarantee, Debt outstanding under the Bank Credit Agreement or such other agreement, to enter into the Subsidiary Guaranty and deliver to each of the holders of the Notes (concurrently with the incurrence of any such obligation pursuant to the Bank Credit Agreement or such other agreement) the following items:
(a) a joinder agreement in respect of the Subsidiary Guaranty;

          (b)   a certificate signed by an authorized Responsible Officer of the Obligors making representations and warranties to the effect of those contained in Sections 5.4, 5.6 and 5.7, with respect to such Subsidiary and the Subsidiary Guaranty, as applicable;

          (c)   an opinion of counsel (who may be in-house counsel for the Obligors) addressed to each of the holders of the Notes satisfactory to the Required Holders, to the effect that the Subsidiary Guaranty has been duly authorized, executed and delivered by such additional Subsidiary Guarantor and that the Subsidiary Guaranty constitutes the legal, valid and binding contract and agreement of such Subsidiary Guarantor enforceable in accordance with its terms, except as an enforcement of such terms may be limited by bankruptcy, insolvency, fraudulent conveyance and similar laws affecting the enforcement of creditors' rights generally and by general equitable principles; and

          (d)   a counterpart of the Intercreditor Agreement, signed by such Subsidiary Guarantor and each of the holders of Debt of the Obligors or a Subsidiary which is a beneficiary of the Guaranty or the obligation of such Subsidiary Guarantor.

          Section 9.6. Management. Except by reason of death or incapacity, the Obligors will at all times cause at least two (2) of the Key Management Individuals (as hereinafter defined) to remain active in the executive and/or operational management, in their current positions and with their current responsibilities (or more senior positions with requisite greater responsibilities), of Sovran; provided, however, if at least two (2) of the Key Management Individuals are not so active in such positions and with such responsibilities (except by reason of death or incapacity as aforesaid), then within ninety (90) days of the occurrence of such event, Sovran shall propose and appoint such individual(s) of comparable experience, reputation and otherwise reasonably acceptable to the Required Holders to such position(s) such that, after such appointment, such acceptable replacement individuals, together with the Key Management Individuals remaining so active with Sovran in such positions and with such responsibilities, total at least two (2). For purposes hereof, "Key Management Individuals" shall mean and include Robert J. Attea, Kenneth F. Myszka and David L. Rogers.

SECTION 10.     NEGATIVE COVENANTS.

          The Obligors, jointly and severally, covenant that so long as any of the Notes are outstanding:

          Section 10.1. Restrictions on Debt. The Obligors and the Subsidiary Guarantors may, and may permit their respective Subsidiaries to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, any Debt other than the specific Debt which is prohibited under this Section 10.1 and with respect to which each of the Obligors and the Subsidiary Guarantors will not, and will not permit any Subsidiary to, create, incur, assume, guarantee or be or remain liable for, contingently or otherwise, singularly or in the aggregate as follows:

          (a)   Debt which is incurred under a revolving credit facility or line of credit with another financial institution other than under the Bank Credit Agreement;

          (b)   Debt which would result in a Default or Event of Default under any provision of this Agreement;

          (c)   An aggregate amount in excess of $1,000,000 at any one time in respect of taxes, assessments, governmental charges or levies and claims for labor, materials and supplies for which payment therefor is required to be made in accordance with the provisions of Section 9.3 and has not been timely made;

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

          The terms and provisions of this Section 10.1 are in addition to, and not in limitation of, the other covenants set forth in Section 10 of this Agreement.

          Notwithstanding anything contained herein to the contrary, the Obligors and the Subsidiary Guarantors will not, and will not permit any Subsidiary to, incur any Debt for borrowed money which, together with other Debt for borrowed money incurred by any Obligor, any Subsidiary Guarantor, and any Subsidiary since the date of the most recent compliance certificate delivered to the holders of the Notes in accordance with this Agreement, exceeds $5,000,000 in the aggregate unless the Obligors shall have delivered a compliance certificate in the form of Exhibit 10.1 hereto to the holders of the Notes evidencing covenant compliance at the time of delivery of the certificate and on a pro-forma basis after giving effect to such proposed Debt.

          Section 10.2. Restrictions on Liens, Etc. None of any Obligor, any Subsidiary Guarantor, any Operating Subsidiary and any Wholly-Owned Subsidiary will: (a) create or incur or suffer to be created or incurred or to exist any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest of any kind upon any of its property or assets of any character whether now owned or hereafter acquired, or upon the income or profits therefrom; (b) transfer any of such property or assets or the income or profits therefrom for the purpose of subjecting the same to the payment of Debt or performance of any other obligation in priority to payment of its general creditors; (c) acquire, or agree or have an option to acquire, any property or assets upon conditional sale or other title retention or purchase money security agreement, device or arrangement; (d) suffer to exist for a period of more than thirty (30) days after the same shall have been incurred any Debt or claim or demand against it that if unpaid might by law or upon bankruptcy or insolvency, or otherwise, be given any priority whatsoever over its general creditors; or (e) sell, assign, pledge or otherwise transfer any accounts, contract rights, general intangibles, chattel paper or instruments, with or without recourse (the foregoing items (a) through (e) being sometimes referred to in this Section 10.2 collectively as "Liens"), provided that the Obligors, the Subsidiary Guarantors and any Subsidiary may create or incur or suffer to be created or incurred or to exist:
(i) Liens securing taxes, assessments, governmental charges or levies or claims for labor, material and supplies, the Debt with respect to which is not prohibited by Section 10.1(c);

          (ii)   deposits or pledges made in connection with, or to secure payment of, worker's compensation, unemployment insurance, old age pensions or other social security obligations; and deposits with utility companies and other similar deposits made in the ordinary course of business;

(iii) Liens (other than affecting the Unencumbered Properties) in respect of judgments or awards, the Debt with respect to which is not prohibited hereunder;

          (iv)   encumbrances on properties consisting of easements, rights of way, covenants, restrictions on the use of real property and defects and irregularities in the title thereto; landlord's or lessor's Liens under Leases to which any Obligor, any Subsidiary Guarantor, or any Subsidiary is a party or bound; purchase options granted at a price not less than the market value of such property; and other minor Liens or encumbrances on properties, none of which interferes materially and adversely with the use of the property affected in the ordinary conduct of the business of the owner thereof, and which matters (x) do not individually or in the aggregate have a material adverse effect on the business of any Obligor, any Subsidiary Guarantor or any of their respective Subsidiaries or (y) do not make title to such property unmarketable by the conveyance standards in effect where such property is located;

          (v)   any Leases (excluding Synthetic Leases) entered into good faith with Persons that are not Affiliates; provided that Leases with Affiliates on market terms and with monthly market rent payments required to be paid are Permitted Liens;

          (vi)   Liens and other encumbrances or rights of others which exist as of the date of Closing and which do not otherwise constitute a breach of this Agreement; provided that nothing in this clause (vi) shall be deemed or construed to permit an Unencumbered Property to be subject to a Lien to secure Debt;

          (vii)   as to Real Estate which is acquired after the date of this Agreement, Liens and other encumbrances or rights of others which exist on the date of acquisition and which do not otherwise constitute a breach of this Agreement; provided that nothing in this clause (vii) shall be deemed or construed to permit an Unencumbered Property to be subject to a Lien to secure Debt;

          (viii)   Liens affecting the Unencumbered Properties in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal, so long as execution is not levied thereunder or in respect of which, at the time, a good faith appeal or proceeding for review is being prosecuted, and in respect of which a stay of execution shall have been obtained pending such appeal or review; provided that the Obligors shall have obtained a bond or insurance with respect thereto to the Required Holders' reasonable satisfaction, and, provided further, such Lien does not constitute a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event;

          (ix)   Liens securing Debt for the purchase price of capital assets (other than Real Estate but including Debt in respect of Capitalized Leases for equipment and other equipment leases) to the extent not otherwise prohibited by Section 10.1; and

(x) other Liens (other than affecting the Unencumbered Properties) which do not otherwise result in a Default or Event of Default under this Agreement.

          Notwithstanding the foregoing provisions of this Section 10.2, the failure of any Unencumbered Property to comply with the covenants set forth in this Section 10.2 shall result in such Unencumbered Property's disqualification as Unencumbered Property under this Agreement, but such disqualification shall not by itself constitute a Default or Event of Default, unless such disqualification causes a Default or an Event of Default under another provision of this Agreement.

          Section 10.3. Restrictions on Investments. No Obligor, Subsidiary Guarantor, or Subsidiary will make or permit to exist or to remain outstanding any Investment except Investments in:

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

          (d)   Investments existing on the date of Closing and listed on Schedule 10.3 hereto;

          (e)   So long as no Default or Event of Default has occurred and is continuing or would occur after giving effect thereto, acquisitions of Real Estate consisting of self storage facilities, warehouses and mini-warehouses and the equity of Persons whose primary operations consist of the ownership, development, operation and management of self storage facilities, warehouses and mini-warehouses; provided, however that (i) the Obligors shall not, and shall not permit any Subsidiary Guarantor or any of its Subsidiaries to, acquire any such Real Estate without the prior written consent of the Required Holders if the environmental investigation for such Real Estate determines that the potential environmental remediation costs and other environmental liabilities associated with such Real Estate exceed $200,000; and (ii) the Obligors shall not permit any of their Subsidiaries which is not a Subsidiary Guarantor, or which does not become a Subsidiary Guarantor, to acquire any Unencumbered Property, and in all cases such Subsidiary Guarantor shall be a wholly-owned Subsidiary of SALP or Sovran;

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

          (h)   any other Investments made in the ordinary course of business and consistent with past business practices in an aggregate amount not to exceed $10,000,000 outstanding at any time;

          (i)   interest rate hedges in connection with Debt;

          (j)   shares of so-called "money market funds" registered with the SEC under the Investment Company Act of 1940 which maintain a level per-share value, invest principally in marketable direct or guaranteed obligations of the United States of America and agencies and instrumentalities thereof, and have total assets in excess of $50,000,000; and

          (k)   Investments consisting of Distributions (including, without limitation, the Sovran Treasury Stock held by Sovran) permitted under Section 10.7(a) hereof. At no time shall the Sovran Treasury Stock ever constitute more than 25% (by value) of the consolidated assets of Sovran, for purposes of Regulations U, T and X of the Board of Governors of the Federal Reserve System. For the avoidance of doubt, Sovran Treasury Stock shall not be deemed to constitute an asset of the Obligors for any other purpose hereunder.

          Section 10.4. Merger, Consolidation and Disposition of Assets. None of any Obligor, any Subsidiary Guarantor, any Operating Subsidiary or any Wholly-Owned Subsidiary will:

          (a)   Become a party to any merger, consolidation or reorganization without the prior written consent of the Required Holders, except that so long as no Default or Event of Default has occurred and is continuing, or would occur after giving effect thereto, the merger, consolidation or reorganization of one or more Persons with and into any Obligor, any Subsidiary Guarantor, or any Wholly-Owned Subsidiary, shall be permitted if such action is not hostile, any Obligor, any Subsidiary Guarantor, or any Wholly-Owned Subsidiary, as the case may be, is the surviving entity and such merger, consolidation or reorganization does not cause a breach of Section 9.6; provided that for any such merger, consolidation or reorganization (other than (w) the merger or consolidation of one or more Subsidiaries of SALP with and into SALP, (x) the merger or consolidation of two or more Subsidiaries of SALP, (y) the merger or consolidation of one or more Subsidiaries of Sovran with and into Sovran, or (z) the merger or consolidation of two or more Subsidiaries of Sovran), the Obligors shall provide to the holders of Notes a statement in the form of Exhibit 10.4(a) hereto signed by the chief financial officer or treasurer of the Obligors and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

          (b)   Sell, transfer or otherwise dispose of (collectively and individually, "Sell" or a "Sale") or grant a Lien to secure Debt (a "Debt Lien") on any of its now owned or hereafter acquired assets without obtaining the prior written consent of the Required Holders except for:

          (i)   the Sale of or granting of a Debt Lien on any Unencumbered Property so long as no Default or Event of Default has then occurred and is continuing, or would occur and be continuing after giving effect to such Sale or Debt Lien; provided, that prior to any Sale of any Unencumbered Property or the granting of a Debt Lien on any Unencumbered Property under this clause (i), the Obligors shall provide to the holders of Notes a statement in the form of Exhibit 10.4(b) hereto signed by the chief financial officer or treasurer of the Obligors and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof and certifying that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such proposed Sale or Debt Lien and all liabilities, fixed or contingent, pursuant thereto; and

          (ii)   the Sale of or the granting of a Debt Lien on any of its now owned or hereafter acquired assets (other than any Unencumbered Property) so long as no Event of Default has then occurred and is continuing and no Default or Event of Default would occur and be continuing after giving effect to such Sale or Debt Lien and all other Sales (to be) made and Debt Liens (to be) granted under this clause (ii); provided, that (x) if such Sale or Debt Lien is made or granted under this clause (ii) while a Default is continuing, such Sale or Debt Lien (together with other Sales and Debt Liens under this clause (ii)) cures (or would cure) such Default before it becomes an Event of Default, (y) if multiple Sales or grantings of Debt Liens are undertaken pursuant to the foregoing subclause (x) to cure a Default, the Obligors shall apply the net proceeds of each such Sale or Debt Lien remaining after application to such cure to the repayment of the Notes in accordance with Section 8.2 hereof until such Default has been fully cured, and (z) prior to the Sale of any asset or the granting of a Debt Lien on any asset under this clause (ii), the Obligors shall provide to the holders of the Notes a statement in the form of Exhibit 10.4(b) hereto signed by the chief financial officer or treasurer of the Obligors and setting forth in reasonable detail computations evidencing compliance with the covenants contained in Section 10 hereof and certifying that no Default or Event of Default would occur and be continuing after giving effect to all such proposed Sales or Debt Liens and all liabilities, fixed or contingent, pursuant thereto.

          Section 10.5. Sale and Leaseback. The Obligors will not, and will not permit any Subsidiary Guarantor or any of their respective Subsidiaries to, enter into any arrangement, directly or indirectly, whereby any Obligor, any Subsidiary Guarantor or any of their respective Subsidiaries shall sell or transfer any property owned by it in order then or thereafter to lease such property.

          Section 10.6. Compliance with Environmental Laws. No Obligor, Subsidiary Guarantor, or Subsidiary will do any of the following: (a) use any of the Real Estate or any portion thereof as a facility for the handling, processing, storage or disposal of Hazardous Substances except for quantities of Hazardous Substances used in the ordinary course of business and in compliance with all applicable Environmental Laws, (b) cause or permit to be located on any of the Real Estate any underground tank or other underground storage receptacle for Hazardous Substances except in full compliance with Environmental Laws, (c) generate any Hazardous Substances on any of the Real Estate except in full compliance with Environmental Laws, or (d) conduct any activity at any Real Estate or use any Real Estate in any manner so as to cause a Release or a violation of any Environmental Law; provided that a breach of this covenant shall result in the exclusion of the affected Real Estate from the calculation of the covenants set forth in Section 10, but shall only constitute an Event of Default under Section 11(c) hereof if such breach has a Material Adverse Effect.

          Section 10.7. Distributions. (a) The Obligors will not in any period of four (4) consecutive completed fiscal quarters make (i) (x) if the Leverage Ratio is less than or equal to 45% at such time, (A) any Distributions in such period in excess of 105% of Funds from Operations for such period, or (B) any Distributions, excluding Distributions in connection with the purchase, redemption or retirement of capital stock of Sovran, in such period in excess of 90% of Funds from Operations for such period, and (y) if the Leverage Ratio exceeds 45% but is less than or equal to 50% at such time, any Distributions in such period in excess of 90% of Funds from Operations for such period, or (ii) any Distributions during any period when any Default or Event of Default has occurred and is continuing; provided, however, that the Obligors may at all times make Distributions to the extent (after taking into account all available funds of Sovran from all other sources) required in order to enable Sovran to continue to qualify as a REIT; and provided further that the Obligors will not at any time from the date of Closing through September 4, 2013 make Distributions in connection with the purchase, redemption or retirement of capital stock of Sovran that exceed the sum of (x) $6,000,000 in any fiscal quarter, (y) $15,000,000 in the aggregate in any fiscal year or (z) $50,000,000 plus an amount equal to 12-1/2% of the net equity proceeds to Sovran resulting from the sale of any equity securities of Sovran in the aggregate for the term of the Notes. Such repurchased Sovran capital stock shall be then either held by Sovran as treasury stock ("Sovran Treasury Stock"), reissued, or cancelled. In the event that Sovran or SALP raises equity, the permitted percentage of Distributions will be adjusted based on the total declared distribution per share and partnership units over the most recent four (4) quarters to Funds From Operations per weighted average share and partnership unit based on the most recent four (4) quarters.

          (b)   Sovran will not, during any period when any Default or Event of Default has occurred and is continuing, make any Distributions in excess of the Distributions required to be made by Sovran in order to maintain its status as a REIT.

          Section 10.8. Leverage Ratio. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit the Leverage Ratio to exceed 50%.

          Section 10.9. Secured Debt. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit Consolidated Secured Debt to exceed 25% of Consolidated Capitalized Value.

          Section 10.10. Consolidated Tangible Net Worth. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit Consolidated Tangible Net Worth to be less than the sum of (a) $315,000,000, plus (b) 80% of the sum of (i) the Net Cash Proceeds received by Sovran in connection with any offering of stock in Sovran and (ii) the aggregate value of operating units issued by SALP in connection with asset or stock acquisitions (valued at the time of issuance by reference to the terms of the agreement pursuant to which such units are issued), in each case after the date of Closing and on or prior to the date such determination of Consolidated Tangible Net Worth is made.

          Section 10.11. Debt Service Coverages. (a) As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Debt Service Charges for the two (2) most recent, complete, consecutive fiscal quarters.

          (b)   As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit Consolidated Adjusted EBITDA for the two (2) most recent, complete, consecutive fiscal quarters to be less than one and eight-tenths (1.8) times the sum of (i) Consolidated Debt Service Charges and (ii) Preferred Dividends for the two (2) most recent complete, consecutive fiscal quarters.

          Section 10.12. Unimproved Land. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit the book value of Unimproved Land to exceed 10% of Consolidated Capitalized Value.

          Section 10.13. Construction-in-Process. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit the aggregate Budgeted Project Costs of all Construction-in-Process to exceed 10% of Consolidated Capitalized Value.

          Section 10.14. Promissory Notes. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit the book value of Debt of third parties to the Obligors or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed 10% of Consolidated Capitalized Value.

          Section 10.15. Unimproved Land, Construction-in-Process and Notes. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit (a) the sum of (i) the book value of Unimproved Land, plus (ii) the aggregate Budgeted Project Costs of all Construction-in-Process, plus (iii) the book value of Debt of third parties to the Obligors or their Subsidiaries for borrowed money or other liquid or liquifiable obligations, whether secured or unsecured, to exceed (b) 20% of Consolidated Capitalized Value.

          Section 10.16. Joint Venture Ownership Interest. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit Joint Venture Ownership Interest Value to exceed 10% of Consolidated Capitalized Value.

          Section 10.17. Unhedged Variable Rate Debt. As at the end of any fiscal quarter and any other date of measurement, the Obligors shall not permit the value of Unhedged Variable Rate Debt to exceed 20% of Consolidated Capitalized Value.

          Section 10.18. Unsecured Debt. As at the end of any fiscal quarter or other date of measurement, the Obligors shall not permit Consolidated Unsecured Debt to exceed 45% of aggregate Capitalized Unencumbered Property Value for all Unencumbered Properties.

          Section 10.19. Unencumbered Property Debt Service Coverage. As at the end of any fiscal quarter or other date of measurement, the Obligors shall not permit the aggregate Adjusted Unencumbered Property NOI for all Unencumbered Properties for the two (2) most recent, complete, consecutive fiscal quarters to be less than two (2) times Consolidated Assumed Amortizing Unsecured Debt Service Charges.

          Section 10.20. Covenant Calculations. (a) For purposes of the calculations to be made pursuant to Sections 10.8-10.19 (and the defined terms relevant thereto, including, without limitation, those relating to "debt service"), references to Debt or liabilities of the Obligors shall mean Debt or liabilities (including, without limitation, Consolidated Total Liabilities) of the Obligors, plus (but without double-counting):

          (i)   all Debt or liabilities of the Operating Subsidiaries, the Subsidiary Guarantors and any other Wholly-Owned Subsidiary (excluding any such Debt or liabilities owed to the Obligors or any Subsidiary Guarantor),

          (ii)   all Debt or liabilities of each Partially-Owned Entity (including Capitalized Leases), but only to the extent, if any, that said Debt or liability is Recourse to any of the Obligors, the Subsidiary Guarantors or their respective Subsidiaries or any of their respective assets (other than their respective interests in such Partially-Owned Entity), and

          (iii)   Debt or liabilities of each Partially-Owned Entity to the extent of the pro-rata share of such Debt or liability allocable to any of the Obligors, the Subsidiary Guarantors or their respective Subsidiaries, if the Debt or liability of such Partially-Owned Entity (or a portion thereof) is Without Recourse to such Person or its assets (other than its interest in such Partially-Owned Entity).

          (b)   For purposes of Sections 10.8, 10.9, 10.10, 10.11 through 10.19 hereof, Consolidated Adjusted EBITDA and Adjusted Unencumbered Property NOI (and all defined terms and calculations using such terms) shall be adjusted to (i) deduct the actual results of any Real Estate disposed of by an Obligor, a Subsidiary Guarantor or any of their respective Subsidiaries during the relevant fiscal period, and (ii) include the pro forma results of any Real Estate acquired by an Obligor, a Subsidiary Guarantor or any of their respective Subsidiaries during the relevant fiscal period, with such pro forma results being calculated by (x) using the Obligors' pro forma projections for such acquired property, subject to the Required Holder's reasonable approval, if such property has been owned by an Obligor, a Subsidiary Guarantor or any of their respective Subsidiaries for less than one complete fiscal quarter or (y) using the actual results for such acquired property and adjusting such results for the appropriate period of time required by the applicable financial covenant, if such property has been owned by an Obligor, a Subsidiary Guarantor or any of their respective Subsidiaries for at least one complete fiscal quarter.

          (c)   For purposes of Sections 10.8 through 10.19 hereof, Consolidated Adjusted EBITDA (and the defined terms and calculations using such term) shall be adjusted, to the extent applicable, to include the pro rata share of results attributable to the Obligors from unconsolidated Subsidiaries of the Obligors and their respective Subsidiaries and from unconsolidated Partially-Owned Entities.

          Section 10.21. Nature of Business. The Obligors will not, and will not permit any Subsidiary to, engage in any business, if, as a result, when taken as a whole, the general nature of the business of the Obligors and their Subsidiaries would be substantially changed from the general nature of the business of the Obligors and their Subsidiaries on the date of this Agreement.

          Section 10.22. Transactions with Affiliates. The Obligors will not, and will not permit any Subsidiary to, enter into, directly or indirectly, any transaction or Material group of related transactions (including, without limitation, the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than an Obligor or another Subsidiary), except in the ordinary course and pursuant to the reasonable requirements of such Obligor's or such Subsidiary's business and upon fair and reasonable terms no less favorable to such Obligor or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

SECTION 11.     EVENTS OF DEFAULT.

          An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

           (a)   the Obligors default in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

(b) the Obligors default in the payment of any interest on any Note for more than five Business Days after the same becomes due and payable; or
(c) the Obligors default in the performance of or compliance with the terms of Section 7.1(d) or any term contained in Section 10; or

           (d)   the Obligors default in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) and such default is not remedied within 30 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii) the Obligors receiving written notice of such default from any holder of a Note (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or

           (e)   for any reason any provision of any Subsidiary Guaranty ceases to be in full force and effect, including, without limitation, a determination by any Governmental Authority that any Subsidiary Guaranty is invalid, void or unenforceable and which, in each case, could reasonably be expected to have a Material Adverse Effect, or any Subsidiary Guarantor shall contest or deny in writing the enforceability of any its obligations under any Subsidiary Guaranty; or

           (f)   any representation or warranty made in writing by or on behalf of an Obligor or by any officer of an Obligor in this Agreement or by any Subsidiary Guarantor in the Subsidiary Guaranty or by any of their respective officers in any writing furnished in connection with the transactions contemplated hereby or thereby proves to have been false or incorrect in any material respect on the date as of which made; or

           (g)   (i) either Obligor, any Subsidiary or any Subsidiary Guarantor is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Debt other than the Notes that is outstanding in an aggregate principal amount of at least $7,500,000 beyond any period of grace provided with respect thereto, or (ii) either Obligor, any Subsidiary or any Subsidiary Guarantor is in default in the performance of or compliance with any term of any instrument, mortgage, indenture or other agreement relating to any Debt other than the Notes in an aggregate principal amount of at least $7,500,000 or any other condition exists, and as a consequence of such default or condition such Debt has become, or has been declared (or one or more Persons are entitled to declare such Debt to be), due and payable before its stated maturity or before its regularly scheduled dates of payment, or (iii) as a consequence of the occurrence or continuation of any event or condition (other than the passage of time or the right of the holder of Debt to convert such Debt into equity interests or the exercise by either Obligor or any Subsidiary of a contractual right to prepay such Debt), either Obligor, any Subsidiary or any Subsidiary Guarantor has become obligated to purchase or repay Debt other than the Notes before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $7,500,000 or (iv) any event shall occur which results in a demand to SALP from any Joint Venture Lender for any single payment (or group of related payments) under any Locke Indemnity Agreement which exceeds $1,000,000; or

           (h)   either Obligor, any Subsidiary or any Subsidiary Guarantor (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

           (i)   a court or governmental authority of competent jurisdiction enters an order appointing, without consent by either Obligor, any of its Subsidiaries or any Subsidiary Guarantor, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the such Obligors, any of its Subsidiaries or any Subsidiary Guarantor, or any such petition shall be filed against such Obligors, any of its Subsidiaries or any Subsidiary Guarantor and such petition shall not be dismissed within 60 days; or

           (j)   a final judgment or judgments for the payment of money aggregating in excess of $1,000,000 are rendered against one or more of the Obligors, their Subsidiaries or any Subsidiary Guarantor and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

           (k)   if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under section 4042 of ERISA to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified either Obligor or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $500,000, (iv) either Obligor or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) either Obligor or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) either Obligor or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of either Obligor or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, could reasonably be expected to have a Material Adverse Effect.

As used in Section 11(k), the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in section 3 of ERISA.

SECTION 12.     REMEDIES ON DEFAULT, ETC.

          Section 12.1. Acceleration. (a) If an Event of Default with respect to either Obligor described in paragraph (h) or (i) of Section 11 (other than an Event of Default described in clause (i) of paragraph (h) or described in clause (vi) of paragraph (h) by virtue of the fact that such clause encompasses clause (i) of paragraph (h)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

          (b)   If any other Event of Default has occurred and is continuing, the Required Holders may at any time at its or their option, by notice or notices to the Obligors, declare all the Notes then outstanding to be immediately due and payable.

          (c)   If any Event of Default described in paragraph (a) or (b) of Section 11 has occurred and is continuing, any holder or holders of Notes at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Obligors, declare all the Notes held by such holder or holders to be immediately due and payable.

          Upon any Note's becoming due and payable under this Section 12.1, whether automatically or by declaration, such Note will forthwith mature and the entire unpaid principal amount of such Note, plus (i) all accrued and unpaid interest thereon and (ii) the LIBOR Breakage Amount to the holders of the Series B Notes and (iii) the Make-Whole Amount to the holders of the Series A Notes and the Floating Rate Premium Amount to the holders of the Series B Notes, in each case, determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Obligors acknowledge, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Obligors (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Obligors in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

          Section 12.2. Other Remedies. If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

          Section 12.3. Rescission. At any time after any Notes have been declared due and payable pursuant to clause (b) or (c) of Section 12.1, the Required Holders, by written notice to the Obligors, may rescind and annul any such declaration and its consequences if (a) the Obligors have paid all overdue interest on the Notes, all principal of and Make-Whole Amount and Floating Rate Premium Amount and LIBOR Breakage Amount, if any, on any Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of the Notes at the Series A Default Rate or Series B Default Rate, respectively, (b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to any Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

          Section 12.4. No Waivers or Election of Remedies, Expenses, Etc. No course of dealing and no delay on the part of any holder of any Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Obligors under Section 15, the Obligors will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, the reasonable attorneys' fees, expenses and disbursements for the holders as set forth in Section 15.

SECTION 13.     REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.

          Section 13.1. Registration of Notes. The Obligors shall keep at the principal executive office of Sovran a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Obligors shall not be affected by any notice or knowledge to the contrary. The Obligors shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

          Section 13.2. Transfer and Exchange of Notes. Upon surrender of any Note at the principal executive office of Sovran for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or its attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Obligors shall execute and deliver not more than 5 Business Days following surrender of such Note, at the Obligors' expense (except as provided below), one or more new Notes (as requested by the holder thereof) of the same series in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit 1-A or 1-B, as applicable. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Obligors may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $100,000, provided that if necessary to enable the registration of transfer by a holder of its entire holding of Notes, one Note may be in a denomination of less than $100,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2, provided that such holder may (in reliance upon information provided by the Obligors, which shall not be unreasonably withheld) make a representation to the effect that the purchase by such holder of any Note will not constitute a non-exempt prohibited transaction under Section 406(a) of ERISA.

          Section 13.3. Replacement of Notes. Upon receipt by the Obligors of evidence reasonably satisfactory to them of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

                      (a)   in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the holder of such Note is, or is a nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least $50,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

                      (b)   in the case of mutilation, upon surrender and cancellation thereof,

the Obligors at their own expense shall execute and deliver not more than five Business Days following satisfaction of such conditions, in lieu thereof, a new Note of the same series, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

SECTION 14.     PAYMENTS ON NOTES.

          Section 14.1. Place of Payment. Subject to Section 14.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in New York at the principal office of the Obligors in such jurisdiction. The Obligors may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Obligors in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

          Section 14.2. Home Office Payment. So long as any Purchaser or such Purchaser's nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, the Obligors will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose for such Purchaser on Schedule A hereto or, by such other method or at such other address as such Purchaser shall have from time to time specified to the Obligors in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Obligors made concurrently with or reasonably promptly after payment or prepayment in full of any Note, such Purchaser shall surrender such Note for cancellation, reasonably promptly after any such request, to Sovran at its principal executive office or at the place of payment most recently designated by the Obligors pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by any Purchaser or such Person's nominee, such Person will, at its election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Obligors in exchange for a new Note or Notes pursuant to Section 13.2. The Obligors will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note.

SECTION 15.     EXPENSES, ETC.

          Section 15.1. Transaction Expenses. Whether or not the transactions contemplated hereby are consummated, the Obligors will pay all costs and expenses (including reasonable attorneys' fees of one special counsel for the Purchasers and, if reasonably required, local or other counsel) incurred by the Purchasers and the holders of Notes in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement, the Notes or the Subsidiary Guaranty (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement, the Notes or the Subsidiary Guaranty or in responding to any subpoena or other legal process or informal investigative demand by any Governmental Authority issued in connection with this Agreement, the Notes or the Subsidiary Guaranty, or by reason of being a holder of any Note, (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of an Obligor or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby and by the Notes, or by the Subsidiary Guaranty and (c) the reasonable cost and expenses incurred in connection with the initial filing of this Agreement, all related documents and financial information, all subsequent annual and interim filings of documents and financial information related hereto with the Securities Valuation Office of the National Association of Insurance Commissioners or any successor organization succeeding to the authority thereof. The Obligors will pay, and will save each Purchaser and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by the Purchasers).

          Section 15.2. Survival. The obligations of the Obligors under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement, the Notes or the Subsidiary Guaranty, and the termination of this Agreement or the Subsidiary Guaranty.
SECTION 16.	SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.

          All representations and warranties contained herein shall survive the execution and delivery of this Agreement and the Notes, the purchase or transfer by any Purchaser of any such Note or portion thereof or interest therein and the payment of any Note may be relied upon by any subsequent holder of any such Note, regardless of any investigation made at any time by or on behalf of any Purchaser or any other holder of any such Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Obligors pursuant to this Agreement or the Subsidiary Guaranty shall be deemed representations and warranties of the Obligors under this Agreement. Subject to the preceding sentence, this Agreement, the Notes and the Subsidiary Guaranty embody the entire agreement and understanding between the Purchasers, the Obligors and the Subsidiary Guarantors and supersede all prior agreements and understandings relating to the subject matter hereof.

SECTION 17.     AMENDMENT AND WAIVER.

          Section 17.1. Requirements. This Agreement and the Notes may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Obligors and the Required Holders, except that (i) no amendment or waiver of any of the provisions of Section 1, 2, 3, 4, 5, 6 or 21 hereof, or any defined term (as it is used therein), will be effective as to any holder of Notes unless consented to by such holder of Notes in writing, and (ii) no such amendment or waiver may, without the written consent of all of the holders of Notes at the time outstanding affected thereby, (A) subject to the provisions of Section 12 relating to acceleration or rescission, change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount, Floating Rate Premium Amount or LIBOR Breakage Amount on, the Notes, (B) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (C) amend any of Sections 8, 11(a), 11(b), 12, 17 or 20.

          Section 17.2. Solicitation of Holders of Notes.

          (a)   Solicitation. The Obligors will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof, the Notes or the Subsidiary Guaranty. The Obligors will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

          (b)   Payment. The Obligors will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by such holder of Notes of any waiver or amendment of any of the terms and provisions hereof or the Subsidiary Guaranty unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

          Section 17.3. Binding Effect, Etc. Any amendment or waiver consented to as provided in this Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Obligors without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Obligors and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

          Section 17.4. Notes Held by Obligors, Etc. Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement or the Notes, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Obligors or any of their Affiliates shall be deemed not to be outstanding.

SECTION 18.     NOTICES.

          All notices and communications provided for hereunder shall be in writing and sent (a) by telefacsimile if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

          (i)   if to a Purchaser or such Purchaser's nominee, to such Purchaser or such Purchaser's nominee at the address specified for such communications in Schedule A to this Agreement, or at such other address as such Purchaser or such Purchaser's nominee shall have specified to the Obligors in writing pursuant to this Section 18;

(ii) if to any other holder of any Note, to such holder at such address as such other holder shall have specified to the Obligors in writing pursuant to this Section 18, or

          (iii)   if to the Obligors, to Sovran at its address set forth at the beginning hereof to the attention David L. Rogers, Chief Financial Officer, with a copy to Raymond H. Seitz, Esq., Phillips, Lytle, Hitchcock, Blaine & Huber LLP, 3400 HSBC Center, Buffalo, New York 14203, or at such other address as the Obligors shall have specified to the holder of each Note in writing.

Notices under this Section 18 will be deemed given only when actually received.

SECTION 19.     REPRODUCTION OF DOCUMENTS.

          This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by each Purchaser at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to each Purchaser, may be reproduced by such Purchaser by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and such Purchaser may destroy any original document so reproduced. The Obligors agree and stipulate that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by such Purchaser in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 19 shall not prohibit the Obligors or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

SECTION 20.     CONFIDENTIAL INFORMATION.

          For the purposes of this Section 20, "Confidential Information" means information delivered to any Purchaser by or on behalf of the Obligors or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by such Purchaser as being confidential information of the Obligors or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to such Purchaser prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by such Purchaser or any Person acting on such Purchaser's behalf, (c) otherwise becomes known to such Purchaser other than through disclosure by the Obligors or any Subsidiary or (d) constitutes financial statements delivered to such Purchaser under Section 7.1 that are otherwise publicly available. Each Purchaser will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by such Purchaser in good faith to protect confidential information of third parties delivered to such Purchaser, provided that such Purchaser may deliver or disclose Confidential Information to (i) such Purchaser's directors, trustees, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by such Purchaser's Notes), (ii) such Purchaser's financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 20, (iii) any other holder of any Note, (iv) any Institutional Investor to which such Purchaser sells or offers to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (v) any Person from which such Purchaser offers to purchase any security of an Obligor (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (vi) any federal or state regulatory authority having jurisdiction over such Purchaser, (vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about such Purchaser's investment portfolio, or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to such Purchaser, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which such Purchaser is a party or (z) if an Event of Default has occurred and is continuing, to the extent such Purchaser may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under such Purchaser's Notes, this Agreement and the Subsidiary Guaranty. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this Section 20 as though it were a party to this Agreement. On reasonable request by the Obligors in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Obligors embodying the provisions of this Section 20. Notwithstanding anything to the contrary set forth herein or in any other written or oral understanding or agreement to which the parties hereto are parties or by which they are bound, the parties acknowledge and agree that (i) any obligations of confidentiality contained herein and therein do not apply and have not applied from the commencement of discussions between the parties to the tax treatment and tax structure of the transaction (and any related transactions or arrangements), and (ii) each party (and each of its employees, representatives, or other agents) may disclose to any and all persons, without limitation of any kind, the tax treatment and tax structure of the transaction and all materials of any kind (including opinions or other tax analyses) that are provided to such party relating to such tax treatment and tax structure, all within the meaning of U.S. Treasury Regulations Section 1.6011-4.

SECTION 21.     SUBSTITUTION OF PURCHASER.

          Each Purchaser shall have the right to substitute any one of such Purchaser's Affiliates as the purchaser of the Notes that such Purchaser has agreed to purchase hereunder, by written notice to the Obligors, which notice shall be signed by both such Purchaser and such Purchaser's Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "Purchaser" is used in this Agreement (other than in this Section 21), such word shall be deemed to refer to such Affiliate in lieu of such Purchaser. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to such Purchaser all of the Notes then held by such Affiliate, upon receipt by the Obligors of notice of such transfer, wherever the word "Purchaser" is used in this Agreement (other than in this Section 21), such word shall no longer be deemed to refer to such Affiliate, but shall refer to such Purchaser, and such Purchaser shall have all the rights of an original holder of the Notes under this Agreement.

SECTION 22.     MISCELLANEOUS.

          Section 22.1. Successors and Assigns. All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

          Section 22.2. Payments Due on Non-Business Days. Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-Whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

          Section 22.3. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

          Section 22.4. Construction. Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

          Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting or other accounting computation is required to be made by the Obligors for the purposes of this Agreement, the same shall be done by the Obligors in accordance with GAAP, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.

          Section 22.5. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

          Section 22.6. Governing Law. This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.
* * * * *

          The execution hereof by the Purchasers shall constitute a contract among the Obligors and the Purchasers for the uses and purposes hereinabove set forth. This Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.
Very truly yours, SOVRAN SELF STORAGE INC. By: _________________________________________ Name: ___________________________________ Title: ____________________________________

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: _________________________________________ Name: ____________________________________ Title: _____________________________________

Accepted as of the date first written above.

METROPOLITAN LIFE INSURANCE COMPANY By: Name: Title:

Accepted as of the date first written above.

GENERAL AMERICAN LIFE INSURANCE COMPANY By: Metropolitan Life Insurance Company, as Investment Manager By: ___________________________________ Name: Title:

Accepted as of the date first written above.

PRINCIPAL LIFE INSURANCE COMPANY

By:   Principal Global Investors, LLC
         a Delaware limited liability company,
         its authorized signatory

By: ___________________________________
      Name:
      Title:

By: ___________________________________
      Name:
      Title:

Accepted as of the date first written above.

CALHOUN & CO., as nominee for Comerica
    Bank & Trust, National Association, Trustee
    to the Trust created by Trust Agreement
    dated October 1, 2002

By: ____________________________________
         Its:

[Scottish Annuity & Life - Lincoln]

CALHOUN & CO., as nominee for Comerica
    Bank & Trust, National Association, Trustee
    to the Trust created by Trust Agreement
    dated October 1, 2002

By: ____________________________________
         Its:

[Scottish Annuity & Life - 5YR]

CALHOUN & CO., as nominee for Scottish Re
    (Dublin) Ltd / Scottish Re (US) Inc Reserve
    Credit Trust Account

By: ____________________________________
         Its:

[Scottish Annuity & Life - Dublin]

Accepted as of the date first written above.

MELLON BANK, N.A., solely in its capacity as
    Custodian for Aviva Life-Principal Glob Priv
    General Account Universal Life (as directed
    by the Principal Global Investors, LLC), and
    not in its individual capacity (MAC & CO) -
    Nominee Name

By: ____________________________________
         Its:

MELLON BANK, N.A., solely in its capacity as
    Custodian for Aviva Life-Principal Glob Priv
    EG Convertible Securities (as directed by the
    Principal Global Investors, LLC), and not in
    its individual capacity (MAC & CO) -
    Nominee Name

By: ____________________________________
         Its:

MELLON BANK, N.A., solely in its capacity as
    Custodian for Aviva Life-Principal Glob Priv
    Gen Acct Wealth Transfer 2000 (as directed
    by the Principal Global Investors, LLC), and
    not in its individual capacity (MAC & CO) -
    Nominee Name

By: ____________________________________
         Its:

Accepted as of the date first written above.

AIG ANNUITY INSURANCE COMPANY
THE VARIABLE ANNUITY INSURANCE COMPANY
AMERICAN INTERNATIONAL LIFE ASSURANCE
    COMPANY OF NEW YORK
AIG LIFE INSURANCE COMPANY

By:   AIG Global Investment Corp., investment
         adviser

         By: _______________________________________
               Name:
               Title:

Accepted as of the date first written above.

WACHOVIA SECURITIES, INC. By: Its:

Information Relating to Purchasers

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

METROPOLITAN LIFE INSURANCE COMPANY One Madison Avenue New York, New York 10010-3690	$20,000,000	$10,000,000

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Sovran Self Storage Inc., 6.26% Senior Guaranteed Notes, Series A, due 2013, PPN 84611# AA 9, and/or Floating Rate Senior Guaranteed Notes, Series B, due 2013, PPN 84611# AB 7, principal, premium or interest") to:
JP Morgan Chase Bank ABA #021000021 Account Number 002-2-410591 Account Name: Metropolitan Life Insurance Company

Notices

All notices and communications, including notices with respect to payments and written confirmation of each such payment, to be addressed:
Metropolitan Life Insurance Company Investments, Private Placements 10 Park Avenue Morristown, New Jersey 07962-1902 Attention: Director Fax Number: (973) 355-4250

with a copy (other than with respect to deliveries of financial statements) to:

Metropolitan Life Insurance Company 10 Park Avenue Morristown, New Jersey 07962-1902 Attention: Chief Counsel - Securities Investments (PRIV) Fax Number: (973) 355-4338

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 13-5581829

Schedule A
(to Note Purchase Agreement)

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

GENERAL AMERICAN LIFE INSURANCE COMPANY c/o Metropolitan Life Insurance Company One Madison Avenue New York, New York 10010-3690	$10,000,000	$0

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Sovran Self Storage Inc., 6.26% Senior Guaranteed Notes, Series A, due 2013, PPN 84611# AA 9, principal, premium or interest") to:
JP Morgan Chase Bank ABA #021-000-021 Account Number 323-8-90946 Account Name: General American Life Insurance Company

Notices

All notices and communications, including notices with respect to payments and written confirmation of each such payment, to be addressed:

General American Life Insurance Company
c/o Metropolitan Life Insurance Company
Investments, Private Placements
10 Park Avenue
Morristown, New Jersey 07962-1902
Attention: Director
Fax Number: (973) 355-4250

with a copy (other than with respect to deliveries of financial statements) to:

General American Life Insurance Company
c/o Metropolitan Life Insurance Company
10 Park Avenue
Morristown, New Jersey 07962-1902
Attention: Chief Counsel - Securities Investments (PRIV)
Fax Number: (973) 355-4338

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 43-0285930

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

PRINCIPAL LIFE INSURANCE COMPANY c/o Principal Capital Management, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$2,250,000 $1,125,000 $375,000	$10,000,000

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:
ABA #073000228 Wells Fargo Bank Iowa, N.A. 7th and Walnut Streets Des Moines, Iowa 50309 For credit to Principal Life Insurance Company Account No. 0000014752 OBI PFGSE (S) B0066335&66336()

With sufficient information (including interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All notices with respect to payments to:

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0960 Attention: Investment Accounting - Securities Telefacsimile: (515) 248-2643 Confirmation: (515) 248-2766

All other notices and communications (including Annual Financials) to:

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Fixed Income - Securities Telefacsimile: (515) 248-2490 Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 42-0127290

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

SCOTTISH ANNUITY & LIFE HOLDINGS LINCOLN, LTD. c/o Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$775,000	$0

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:

Comerica Bank / Trust Operations
AC: 2158598530
BNF: Scottish Annuity & Life Holdings, Ltd.
AC: 011000734950
BBI: Trade Settlement (313) 222-3111
Bank Routing Number: 072000096
OBI PFGSE (S) B0066335()

With sufficient information (including interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All notices with respect to payments to:

Scottish Annuity & Life - Lincoln
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0960
Attention: Investment Accounting - Securities
Telefacsimile: (515) 248-2643
Confirmation: (515) 248-2766

All other notices and communications (including Annual Financials) to:

Scottish Annuity & Life - Lincoln
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0800
Attention: Fixed Income - Securities
Telefacsimile: (515) 248-2490
Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: Calhoun & Co.

Taxpayer I.D. Number: 23-2038295

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

SCOTTISH ANNUITY & LIFE - 5 YR c/o Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$550,000	$0

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:

Comerica Bank / Trust Operations
AC: 2158598530
BNF: Scottish Annuity & Life Holdings, Ltd.
AC: 011000782327
BBI: Trade Settlement (313) 222-3111
Bank Routing Number: 072000096
OBI PFGSE (S) B0066335()

With sufficient information (including interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All notices with respect to payments to:

Scottish Annuity & Life - 5 YR
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0960
Attention: Investment Accounting - Securities
Telefacsimile: (515) 248-2643
Confirmation: (515) 248-2766

All other notices and communications (including Annual Financials) to:

Scottish Annuity & Life - 5 YR
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0800
Attention: Fixed Income - Securities
Telefacsimile: (515) 248-2490
Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: Calhoun & Co.

Taxpayer I.D. Number: 23-2038295

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

SCOTTISH ANNUITY & LIFE - DUBLIN c/o Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$550,000	$0

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:

Comerica Bank / Trust Operations
AC: 2158598530
BNF: Scottish Annuity & Life Holdings, Ltd.
AC: 011000807854
BBI: Trade Settlement (313) 222-3111
Bank Routing Number: 072000096
OBI PFGSE (S) B0066335()

With sufficient information (including interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All notices with respect to payments to:

Scottish Annuity & Life - Dublin
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0960
Attention: Investment Accounting - Securities
Telefacsimile: (515) 248-2643
Confirmation: (515) 248-2766

All other notices and communications (including Annual Financials) to:

Scottish Annuity & Life - Dublin
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0800
Attention: Fixed Income - Securities
Telefacsimile: (515) 248-2490
Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: Calhoun & Co.

Taxpayer I.D. Number: 23-2038295

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

AVIVA LIFE INSURANCE COMPANY c/o Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$300,000	$0

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:

Mellon Bank (Boston Safe Deposit) ABA No. 011001234 DDA#: 125261 For Acct: Aviva Life-Principal Glob Priv General Account Universal Life Account: AVAF2010512 OBI PFGSE (S) B0066335()

With sufficient information (including CUSIP number, interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All notices with respect to payments to:

Aviva Life Insurance Company
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0960
Attention: Investment Accounting - Securities
Telefacsimile: (515) 248-2643
Confirmation: (515) 248-2766

All other notices and communications (including Annual Financials) to:

Aviva Life Insurance Company
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0800
Attention: Fixed Income - Securities
Telefacsimile: (515) 248-2490
Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: MAC & CO

Taxpayer I.D. Number: 04-2235236

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

AVIVA LIFE INSURANCE COMPANY c/o Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$1,000,000	$0

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:

Mellon Bank (Boston Safe Deposit) ABA No. 011001234 DDA#: 125261 For Acct: Aviva Life-Principal Glob Priv EG Convertible Securities Account: AVAF2011412 OBI PFGSE (S) B0066335()

With sufficient information (including CUSIP number, interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All other notices and communications (including Annual Financials) to:

Aviva Life Insurance Company
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0960
Attention: Investment Accounting - Securities
Telefacsimile: (515) 248-2643
Confirmation: (515) 248-2766

All other notices and communications to:

Aviva Life Insurance Company
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0800
Attention: Fixed Income - Securities
Telefacsimile: (515) 248-2490
Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: MAC & CO

Taxpayer I.D. Number: 04-2235236

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

AVIVA LIFE INSURANCE COMPANY c/o Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800	$575,000	$0

Payments

All payments on or in respect of the Notes to be made by 12:00 noon (New York City time) by wire transfer of immediately available funds to:

Mellon Bank (Boston Safe Deposit) ABA No. 011001234 DDA#: 125261 For Acct: Aviva Life-Principal Glob Priv Gen Acct Wealth Transfer 2000 Account: AVAF2010612 OBI PFGSE (S) B0066335()

With sufficient information (including CUSIP number, interest rate, maturity date, interest amount, principal amount and premium amount, if applicable) to identify the source and application of such funds.

All other notices and communications (including Annual Financials) to:

Aviva Life Insurance Company
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0960
Attention: Investment Accounting - Securities
Telefacsimile: (515) 248-2643
Confirmation: (515) 248-2766

All other notices and communications to:

Aviva Life Insurance Company
c/o Principal Global Investors, LLC
801 Grand Avenue
Des Moines, Iowa 50392-0800
Attention: Fixed Income - Securities
Telefacsimile: (515) 248-2490
Confirmation: (515) 248-3495

and

Principal Global Investors, LLC 801 Grand Avenue Des Moines, Iowa 50392-0800 Attention: Accounting Telefacsimile: (515) 283-5961

Name of Nominee in which Notes are to be issued: MAC & CO

Taxpayer I.D. Number: 04-2235236

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

AIG ANNUITY INSURANCE COMPANY c/o AIG Global Investment Corp. 175 Water Street, 25th Floor New York, New York 10038 Attn: David Moore Ph: (212) 458-2176 Fax: (2120 458-2254	$10,000,000	$0

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Sovran Self Storage Inc., 6.26% Senior Guaranteed Notes, Series A, due 2013, PPN 84611# AA 9, principal, premium or interest") to:

ABA #011000028 State Street Bank and Trust Company Boston, Massachusetts 02101 Re: AIG Annuity Insurance Company AC-7215-132-7 OBI=PPN # and description of payment Fund Number PA WE1B

Notices

All notices of payment on or in respect of the Notes and written confirmation of each such payment to:

AIG Annuity Insurance Company and PA WE1B c/o State Street Bank Corporation Insurance Services 801 Pennsylvania Kansas City, Missouri 64105 Facsimile Number: (816) 691-3619

Duplicate payment notices and all other correspondences to be addressed to AIG Annuity Insurance Company and PA WE1B as first provided above with a copy to:
AIG Global Investment Corp. Legal Department - Investment Management

2929 Allen Parkway, Suite A36-01 Houston, Texas 77019-2155 Facsimile Number: (713) 831-2328

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 75-0770838

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

THE VARIABLE ANNUITY LIFE INSURANCE COMPANY c/o AIG Global Investment Corp. 175 Water Street, 25th Floor New York, New York 10038 Attn: David Moore Ph: (212) 458-2176 Fax: (2120 458-2254	$7,500,000	$0

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Sovran Self Storage Inc., 6.26% Senior Guaranteed Notes, Series A, due 2013, PPN 84611# AA 9, principal, premium or interest") to:

ABA #011000028 State Street Bank and Trust Company Boston, Massachusetts 02101 Re: The Variable Annuity Life Insurance Company AC-0125-821-9 OBI=PPN Number and description of payment Fund Number PA 54

Notices

All notices of payment on or in respect of the Notes and written confirmation of each such payment to:

The Variable Annuity Life Insurance Company and PA 54 c/o State Street Bank Corporation Insurance Services 801 Pennsylvania Kansas City, Missouri 64105 Facsimile Number: (816) 691-3619

Duplicate payment notices and all other correspondences to be addressed to The Variable Annuity Life Insurance Company and PA 54 at the address first provided above with a copy to:
AIG Global Investments Corporation Legal Department - Investment Management

2929 Allen Parkway, Suite A36-01 Houston, Texas 77019-2155 Facsimile Number: (713) 831-2328

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 74-1625348

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

AMERICAN INTERNATIONAL LIFE ASSURANCE COMPANY OF NEW YORK c/o AIG Global Investment Corp. 175 Water Street, 25th Floor New York, New York 10038 Attn: David Moore Ph: (212) 458-2176 Fax: (2120 458-2254	$5,000,000	$0

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Sovran Self Storage Inc., 6.26% Senior Guaranteed Notes, Series A, due 2013, PPN 84611# AA 9, principal, premium or interest") to:

ABA#011001234 / BOS SAFE DEP
Federal Reserve Bank of Boston
Boston, Massachusetts
DDA #169064
Cost Center 1178
Account Name: AI Life Assurance Company of New York
Account Number: AGIFLNY0372
OIG=PPN #________ and description of payment
Principal $__________ I $__________

Notices

All notices on or in respect to the Notes and written confirmation of each such payment to be addressed to:

AIG Global Investment Group 160 Water Street, 15th Floor New York, New York 10038 Attention: Jennifer Lee / Kathleen Cosgrove Telephone: (212) 820-4899 / 4913 Facsimile: (212) 820-4925
Duplicate payment notices and all other correspondences to be addressed to American International Life Assurance Company of New York as first provided above with a copy to:

AIG Global Investment Corporation Legal Department - Investment Management 2929 Allen Parkway, Suite A36-01 Houston, Texas 77019-2155 Facsimile Number: (713) 831-2328

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 13-6101875

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

AIG LIFE INSURANCE COMPANY c/o AIG Global Investment Corp. 175 Water Street, 25th Floor New York, New York 10038 Attn: David Moore Ph: (212) 458-2176 Fax: (2120 458-2254	$5,000,000	$0

Payments

All payments on or in respect of the Certificates/Notes shall be by bank wire transfer of Federal or other immediately available funds to:

ABA#011001234 / BOS SAFE DEP
Federal Reserve Bank of Boston
Boston, MA
DDA #169064
Cost Center 1178
Account Name: AIG Life Insurance Company
Account Number: AGIFALI0392
OIG=PPN #84611# AA 9, description of payment
Principal $__________ I $__________

Notices

All notices on or in respect to the Notes and written confirmation of each such payment to be addressed to:

AIG Global Investment Group 160 Water Street, 15th Floor New York, New York 10038 Attention: Jennifer Lee / Kathleen Cosgrove Telephone: (212) 820-4899 / 4913 Facsimile: (212) 820-4925

Duplicate payment notices and all other correspondences to be addressed to AIG Life Insurance Company as first provided above with a copy to:
AIG Global Investment Corporation Legal Department - Investment Management

2929 Allen Parkway, Suite A36-01 Houston, Texas 77019-2155 Facsimile Number: (713) 831-2328

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 25-1118523

NAME AND ADDRESS OF PURCHASER	PRINCIPAL AMOUNT OF SERIES A NOTES TO BE PURCHASED	PRINCIPAL AMOUNT OF SERIES B NOTES TO BE PURCHASED

WACHOVIA SECURITIES, INC. 301 South College Street Charlotte, NC 28288-5640	$15,000,000	$0

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Sovran Self Storage Inc., 6.26% Senior Guaranteed Notes, Series A, due 2013, PPN 84611# AA 9, principal, premium or interest") to:
BK of NYC ABA #021000018 BNF GLA111569 WCF

Notices

All notices and communications including notices of payments on or in respect of the Notes and written confirmation of each such payment to be addressed as first provided above.

Name of Nominee in which Notes are to be issued: None

Taxpayer I.D. Number: 34-1542819

DEFINED TERMS

          As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

          "Adjusted Unencumbered Property NOI" means, with respect to any fiscal period for any Unencumbered Property, the net income of such Unencumbered Property during such period, as determined in accordance with GAAP, before deduction of (a) gains (or losses) from debt restructurings or other extraordinary items (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of an Obligor's default under an agreement to purchase or lease Real Estate) relating to such Unencumbered Property, and (b) income taxes; plus (x) interest expense relating to such Unencumbered Property and (y) depreciation and amortization relating to such Unencumbered Property; minus a recurring capital expense reserve equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of such Unencumbered Property.

          "Adjusted LIBOR Rate" shall mean, for any Interest Period, LIBOR plus 150 basis points.

          "Affiliate" means, at any time, and with respect to any Person, (a) any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person, and (b) any Person beneficially owning or holding, directly or indirectly, 10% or more of any class of voting or equity interests of either Obligor or any Subsidiary or any Person of which either Obligor and such Obligor's Subsidiaries beneficially own or hold, in the aggregate, directly or indirectly, 10% or more of any class of voting or equity interests. As used in this definition, "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of an Obligor.

          "Bank Credit Agreement" shall mean that certain Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 by and among the Obligors, Fleet National Bank, as Administrative Agent and lender, and the other financial institutions which are party thereto, as such agreement may be amended, renewed, replaced, refunded or refinanced from time to time and any successor bank credit facility which constitutes the primary bank credit facility of the Obligors.

          "Budgeted Project Costs" means, with respect to Construction-In-Process, the total budgeted project cost of such Construction-In-Process shown on schedules submitted to the holders of Notes from time to time; provided that for Construction-In-Process owned by any Partially-Owned Entity, the Budgeted Project Cost of such Construction-In-Process shall be the applicable Obligor's pro-rata share of the total budgeted project cost of such Construction-In-Process (based on the greater of (x) such Obligor's percentage equity interest in such Partially-Owned Entity or (y) the Obligor's obligation to provide or liability for providing funds to such Partially-Owned Entity).

Schedule B
(to Note Purchase Agreement)

          "Building" means, individually and collectively, the buildings, structures and improvements now or hereafter located on the Real Estate and intended for income production.

          "Business Day" means for the purposes of any provision of this Agreement, any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York are required or authorized to be closed.

          "Capitalized Leases" means leases under which any Obligor or any of its Subsidiaries or any Partially-Owned Entity is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with GAAP.

          "Capitalized Unencumbered Property Value" means, as of any date of determination with respect to an Unencumbered Property, an amount equal to Adjusted Unencumbered Property NOI for such Unencumbered Property for the most recent two (2) complete fiscal quarters multiplied by two (2), with the product being divided by 9.75%. The calculation of Capitalized Unencumbered Property Value shall be adjusted as set forth in Section 10.20 hereof.

          "Change of Control" means (i) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of (a) 20% or more of the outstanding shares of common stock of Sovran; or (b) 33% or more in the aggregate of the outstanding limited partnership interests of SALP (other than by Sovran and its Wholly-Owned Subsidiaries); or (ii) Holdings ceasing to be the sole general partner and sole investment manager of SALP; or (iii) Sovran and its Wholly-Owned Subsidiaries cease to beneficially own 100% of the capital stock of Holdings; or (iv) during any period of twelve consecutive calendar months, individuals who were directors of Sovran on the first day of such period (together with directors whose election by the Board of Directors or whose nomination for election by Sovran's stockholders was approved by a vote of at least two-thirds of the members of the Board of Directors then in office who either were members of the Board of Directors on the date of Closing or whose election or nomination for election was previously so approved) shall cease to constitute a majority of the board of directors of Sovran.

          "Closing" is defined in Section 3.

          "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

          "Confidential Information" is defined in Section 20.

          "Consolidated Adjusted EBITDA" means, for any period, an amount equal to the consolidated net income of the Obligors and their respective Subsidiaries for such period, as determined in accordance with GAAP, excluding (a) gains (or losses) from the sale of real property or interests therein, debt restructurings and other extraordinary items, (provided such exclusion shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of an Obligor's default under an agreement to purchase or lease Real Estate), (b) minority interest attributable to an Obligor or a Subsidiary Guarantor, and (c) income taxes; plus (x) interest expense and (y) depreciation and amortization, minus a recurring capital expense reserve in an amount equal to ten cents ($0.10) per net rentable square foot multiplied by the total net rentable square feet of all Real Estate; all after adjustments for unconsolidated partnerships, joint ventures and other entities. The calculation of Consolidated Adjusted EBITDA shall be further adjusted as set forth in Section 10.20 hereof.

          "Consolidated Assumed Amortizing Unsecured Debt Service Charges" means as of any date of determination, an amount equal to the assumed interest and principal payments for an imputed six month period on all Unsecured Debt of the Obligors and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding on such date based upon a two hundred and forty (240) month mortgage style amortization schedule and an annual interest rate equal to the greater of (x) the sum of two percent (2%) plus the imputed ten (10) year United States Treasury note yield as of such date based upon published quotes for Treasury bills having ten (10) years to maturity and (y) 7.5%. For example, if the imputed ten (10) year United States Treasury note yield as of such date were 6% and the total amount of Unsecured Debt of the Obligors and their respective Subsidiaries on such date were $100,000, Consolidated Assumed Amortizing Unsecured Debt Service Charges would be equal to $5,019 (e.g., six month period, at $10,038 per annum).

          "Consolidated Capitalized Value" means as of any date of determination, an amount equal to Revised Consolidated Adjusted EBITDA for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by 9.75%. The calculation of Consolidated Capitalized Value shall be adjusted as set forth in Section 10.20 hereof.

          "Consolidated Debt Service Charges" means with respect to the Obligors and their Subsidiaries and for any period, the sum, without duplication, of (a) Consolidated Total Interest Expense for such period plus (b) any and all scheduled repayments of principal (excluding balloon payments of principal due upon the stated maturity of any Debt) during such period in respect of Indebtedness that becomes due and payable or that are to become due and payable during such period pursuant to any agreement or instrument to which the Obligors or any of their Subsidiaries is a party relating to (i) the borrowing of money or the obtaining of credit, including the issuance of notes or bonds, (ii) the deferred purchase price of assets (other than trade payables incurred in the ordinary course of business), (iii) in respect of any Synthetic Leases or any Capitalized Leases, (iv) in respect of any reimbursement obligations in respect of letters of credit due and payable during such period, and (v) Debt of the type referred to above of another Person guaranteed by the Obligors or any of their Subsidiaries. Demand obligations shall be deemed to be due and payable during any fiscal period during which such obligations are outstanding.

          "Consolidated Secured Debt" means as of any date of determination, the aggregate principal amount of all Debt of the Obligors and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date and which is secured by a Lien on properties or other assets of such Persons, without regard to Recourse.

          "Consolidated Tangible Net Worth" means as of any date of determination, the Consolidated Capitalized Value minus Consolidated Total Liabilities.

          "Consolidated Total Interest Expense" means, for any period, the aggregate amount of interest required to be paid or accrued by the Obligors and their Subsidiaries during such period on all Debt of the Obligors and their Subsidiaries outstanding during all or part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of any Capitalized Lease or any Synthetic Lease, and including commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money; provided that such fees paid in connection with the borrowing of money may be amortized over the period of the applicable loan.

          "Consolidated Total Liabilities" means as of any date of determination, all liabilities of the Obligors and their respective Subsidiaries determined on a consolidated basis in accordance with GAAP and classified as such on the consolidated balance sheet of the Obligors and their respective Subsidiaries, and all Debt of the Obligors and their respective Subsidiaries, whether or not so classified. The calculation of Consolidated Total Liabilities shall be adjusted as set forth in Section 10.20 hereof.

          "Consolidated Unsecured Debt" means as of any date of determination, the aggregate principal amount of all Unsecured Debt of the Obligors and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, which is outstanding at such date, including, without limitation, all obligations under the Bank Credit Agreement, determined on a consolidated basis in accordance with GAAP, without regard to Recourse.

          "Construction-In-Process" means any Real Estate for which any Obligor, any Subsidiary Guarantor, any of the Obligors' Subsidiaries or any Partially-Owned Entity is actively pursuing construction, renovation, or expansion of Buildings, all pursuant to such Person's ordinary course of business.

          "Debt" means, with respect to any Person, all obligations, contingent and otherwise, that in accordance with GAAP should be classified upon such Person's balance sheet as liabilities, including, without limitation: (a) all obligations for borrowed money and similar monetary obligations, whether direct or indirect; (b) all liabilities secured by any mortgage, pledge, negative pledge, security interest, lien, charge, or other encumbrance existing on property owned or acquired subject thereto, whether or not the liability secured thereby shall have been assumed; (c) all obligations (i) under any Capitalized Lease or (ii) under any Synthetic Lease or (iii) which are "off balance sheet" transactions having the same practical effect as to such Person's financial position as a transaction that would be a liability of such Person on the balance sheet; (d) all obligations to purchase, redeem, retire, or otherwise acquire for value any shares of capital stock of any class issued by such Person or any rights to acquire such shares; (e) all obligations under any forward contract, futures contract, swap, option or other financing arrangement, the value of which is dependent upon interest rates, currency exchange rates, commodities, any Obligor's or Subsidiary Guarantor's present or future beneficial interest, shares or security trading value, or other indices; (f) the amount of payments received by such person in any forward equity transaction by which such payments are received by such Person in consideration for the sale of stock or partnership units in such Person when the delivery and/or the determination of the amount of the stock or units so sold occurs later than one (1) month after such Person receives such payment, but only to the extent that the obligation to deliver such stock or units is not payable solely in the stock or units of such Person; (g) all guarantees for borrowed money, endorsements and other contingent obligations, whether direct or indirect, in respect of Debt or obligations of others, including any obligation to supply funds (including partnership obligations and capital requirements) to or in any manner to invest in, directly or indirectly, the debtor, to purchase Debt, or to assure the owner of Debt against loss, through an agreement to purchase goods, supplies, or services for the purpose of enabling the debtor to make payment of the Debt held by such owner or otherwise, and the reimbursement obligations in respect of any letters of credit, bankers' acceptances or similar facilities issued for the account of such Person; (h) all obligations evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses; (i) all obligations issued or assumed as the deferred purchase price of property or services (including securities repurchase agreements but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business which are not overdue or which are being contested in good faith); (j) all sales of (i) accounts or general intangibles for money due or to become due, (ii) chattel paper, instruments or documents creating or evidencing a right to payment of money or (iii) other receivables (collectively "receivables"), whether pursuant to a purchase facility or otherwise, other than in connection with the disposition of the business operations relating thereto or a disposition of defaulted receivables for collection and not as a financing arrangement, and together with any obligation to pay any discount, interest, fees, indemnities, penalties, recourse, expenses or other amounts in connection therewith; and (k) all obligations in respect of Debt of any other entity (including any partnership in which such Person is a general partner) to the extent that such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent that the terms of such Debt provide that such person is not liable therefor and such terms are enforceable under applicable law. The calculation of Debt of any Person shall be adjusted as set forth in Section 10.20.

          "Debt Lien" (see Section 10.4(b)).

          "Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

          "Disqualifying Building Event" means any structural or repair and maintenance matter (other than a Release) as to any Building or any Real Estate that in the Required Noteholders' reasonable opinion will require the expenditure of $250,000 or more to remedy or complete such matter and the remediation or completion of which is required by prudent real estate ownership or operation.

          "Disqualifying Environmental Event" means any Release or threatened Release of Hazardous Substances, any violation of Environmental Laws or any other similar environmental event with respect to a Real Estate that causes (y) the occupancy or rent of such Real Estate to be adversely affected, as compared to what otherwise would have been the occupancy or rent of such Real Estate in the absence of such environmental event or (z) such Real Estate to no longer be financeable on a secured, long-term debt basis under the then generally accepted underwriting standards of national institutional lenders.

          "Disqualifying Legal Event" means any violation or non-compliance with any applicable law, statute, rule or regulation (other than an Environmental Law) with respect to any Real Estate, which requires cure or compliance for prudent real estate ownership or operation.

           "Distribution" means, with respect to:

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

          "Environmental Laws" means any and all federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including but not limited to those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

          "ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with either Obligor under section 414 of the Code.

          "Event of Default" is defined in Section 11.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended.

          "Floating Rate Premium Amount" shall mean, in connection with any prepayment of the Notes pursuant to Sections 8.2 or 8.3 or acceleration pursuant to Section 12.1, an amount equal to the applicable percentage of the principal amount of the Notes or portion thereof to be prepaid as follows:

IF PREPAID DURING THE 12-MONTH PERIOD ENDING SEPTEMBER 4	APPLICABLE PREMIUM

2007	3.0%
2008	2.0%
2009	1.0%
2010 and thereafter	0.0%

          "Funds from Operations" means, with respect to any fiscal period of the Obligors, an amount, without double-counting, equal to the consolidated net income of the Obligors and their respective Subsidiaries, as determined in accordance with GAAP, before deduction of real estate related depreciation and amortization, and excluding gains (or losses) from the sale of real property or interests therein (provided such deduction shall not include extraordinary items that include liquidated damages, compensatory damages or other obligations arising out of a Obligor's default under an agreement to purchase or lease Real Estate), debt restructurings or other extraordinary items, and after adjustments for unconsolidated partnerships, joint ventures or other entities (such adjustments to be calculated to reflect Funds from Operations on the same basis, to the extent that such Funds from Operations attributable to unconsolidated partnerships, joint ventures and other entities are not subject to the claims of any other Person).

          "GAAP" means generally accepted accounting principles as in effect from time to time in the United States of America.

          "Governmental Authority" means

(a) the government of

(i) the United States of America or any state or other political subdivision thereof, or

(ii) any jurisdiction in which either Obligor or any Subsidiary conducts all or any part of its business, or which has jurisdiction over any properties of either Obligor and any Subsidiary, or

(b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

          "Guaranty" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any Debt, dividend or other obligation of any other

Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such Person:

          (a)   to purchase such Debt or obligation or any property constituting security therefor primarily for the purpose of assuring the owner of such Debt or obligation of the ability of any other Person to make payment of the Debt or obligation;

          (b)   to advance or supply funds (i) for the purchase or payment of such Debt or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such Debt or obligation;

          (c)   to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such Debt or obligation of the ability of any other Person to make payment of the Debt or obligation; or

(d) otherwise to assure the owner of such Debt or obligation against loss in respect thereof.

          In any computation of the Debt or other liabilities of the obligor under any Guaranty, the Debt or other obligations that are the subject of such Guaranty shall be assumed to be direct obligations of such obligor, provided that the amount of such Debt outstanding for purposes of this Agreement shall not be deemed to exceed the maximum amount of Debt that is the subject of such Guaranty.

          "Hazardous Substances" means any and all pollutants, toxic or hazardous wastes or any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, release, discharge, spillage, seepage, or filtration of which is or shall be restricted, prohibited or penalized by any applicable law (including, without limitation, asbestos, urea formaldehyde foam insulation and polychlorinated biphenyls).

          "holder" means, with respect to any Note, the Person in whose name such Note is registered in the register maintained by the Obligors pursuant to Section 13.1.

          "Holdings" means Sovran Holdings Inc., a Delaware corporation.

          "Institutional Investor" means (a) any original purchaser of a Note, (b) any holder of more than 10% of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

          "Intercreditor Agreement" means the Intercreditor Agreement in substantially the form attached hereto as Exhibit 2.2(b) among the Purchasers, the banks under the Bank Credit Agreement and the beneficiaries of Guaranties executed by the Subsidiary Guarantors.

          "Interest Payment Dates" shall mean the fourth day of each March and September in each year.

          "Interest Period" shall mean each period commencing on (i) the date of Closing and (ii) thereafter, commencing on an Interest Payment Date, and, in each case, continuing up to, but not including, the next Interest Payment Date.

          "Investments" means all expenditures made and all liabilities incurred (contingently or otherwise, but without double-counting): (i) for the acquisition of stock, partnership or other equity interests or Debt of, or for loans, advances, capital contributions or transfers of property to, any Person; and (ii) for the acquisition of any other obligations of any Person. In determining the aggregate amount of Investments outstanding at any particular time: (a) there shall be included as an Investment all interest accrued with respect to Debt constituting an Investment unless and until such interest is paid; (b) there shall be deducted in respect of each such Investment any amount received as a return of capital (but only by repurchase, redemption, retirement, repayment, liquidating dividend or liquidating distribution); (c) there shall not be deducted in respect of any Investment any amounts received as earnings on such Investment, whether as dividends, interest or otherwise, except that accrued interest included as provided in the foregoing clause (a) may be deducted when paid; and (d) there shall not be deducted from the aggregate amount of Investments any decrease in the value thereof.

          "Joint Venture Lender" shall mean PNC Bank, National Association, GMAC Commercial Mortgage Corporation or any other lender who pursuant to any amendment, waiver, modification, refinancing or other replacement becomes a beneficiary of any Locke Indemnity Agreement.

          "Joint Venture Ownership Interest Value" means as of any date of determination, an amount equal to the pro rata share of Revised Consolidated Adjusted EBITDA attributable to the Obligors from Partially-Owned Entities for the most recent two (2) completed fiscal quarters multiplied by two (2), with the product being divided by nine and three-quarters percent (9.75%).

          "Leases" means leases, licenses and agreements, whether written or oral, relating to the use or occupation of space in or on the Buildings or on the Real Estate by persons other than the Obligors, its Subsidiaries or any Partially-Owned Entity.

          "Leverage Ratio" means as at the end of any fiscal quarter or other date of measurement, the ratio, of Consolidated Total Liabilities to Consolidated Capitalized Value, expressed in percentage terms by using Consolidated Capitalized Value as the denominator and Consolidated Total Liabilities as the numerator.

          "LIBOR" shall mean, for any Interest Period, the rate per annum (rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) for deposits in U.S. Dollars for a 180-day period which appears on the Telerate Page 3750 published by the British Bankers Association or any successor page or source thereto, effective as of 11:00 a.m. (London, England time) two (2) Business Days prior to the beginning of such Interest Period (or three (3) Business Days prior to the beginning of the first Interest Period).

          "LIBOR Breakage Amount" shall mean any loss, cost or expense reasonably incurred by any holder of a Note as a result of any payment or prepayment of any Note on a day other than a regularly scheduled Interest Payment Date for such Note or at the scheduled maturity, and any loss or expense arising from the liquidation or reemployment of funds obtained by it or from fees payable to terminate the deposits from which such funds were obtained. Each holder shall determine the LIBOR Breakage Amount with respect to the principal amount of its Notes then being paid or prepaid (or required to be paid or prepaid) by written notice to the Company setting forth such determination in reasonable detail not less than one (1) Business Day in the case of any payment required by Sections 8.2, 8.3 or 12.1. Each such determination shall be conclusive absent manifest error.

          "Lien" (see Section 10.2).

          "Locke Indemnity Agreement" means that certain Environmental Indemnity Agreement dated as of November 28, 2001 by SALP in favor of GMAC Commercial Mortgage Corporation ("GMAC"), that certain Guaranty of Recourse Obligations of Borrower dated as of November 28, 2001 by SALP for the benefit of GMAC and that certain Non-Recourse Indemnification Agreement dated as of February 12, 2002 by SALP for the benefit of PNC Bank, National Association, and any amendment, waiver, modification, refinancing or other replacement from time to time of any such agreements.

          "Locke Property" means all parcels of real property owned by Locke Sovran I L.L.C. and Locke Sovran II L.L.C. as of the date hereof.

          "Make-Whole Amount" is defined in Section 8.7.

          "Material" means material in relation to the business, operations, affairs, financial condition, assets or properties of the Obligors and their Subsidiaries taken as a whole.

          "Material Adverse Effect" means a material adverse effect on (a) the business, operations, affairs, financial condition, assets or properties of the Obligors and their Subsidiaries taken as a whole, or (b) the ability of the Obligors to perform their respective obligations under this Agreement and the Notes, (c) the ability of any Subsidiary Guarantor to perform its obligations under the Subsidiary Guaranty, or (d) the validity or enforceability of this Agreement, the Subsidiary Guaranty or the Notes.

          "Memorandum" is defined in Section 5.3.

          "Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in Section 4001(a)(3) of ERISA).

          "Net Cash Proceeds" means the net cash proceeds received by any Person in respect of any asset sale, equity issuance or debt issuance less (i) all reasonable out-of-pocket fees, commissions and other expenses incurred in connection with such sale or issuance, including the amount (estimated in good faith by such Person) of income, franchise, sales and other applicable taxes required to be paid by such Person in connection with such sale or issuance; (ii) repayment of Debt that is required to be repaid in connection with such asset sale to the extent permitted under this Agreement; and (iii) required amounts to be provided by the Obligors or any Subsidiary, as the case may be, as a reserve, in accordance with generally accepted accounting principles, against any liabilities associated with such asset sale, including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities under any indemnification obligations associated with any such asset sale and consented to by the Required Holders or otherwise permitted hereunder.

          "Notes" is defined in Section 1.

          "Obligor Representative" means Sovran, acting on behalf of all of the Obligors. The holders of the Notes shall be entitled to rely, and all of the Obligors hereby agree that the holders of the Notes may so rely, on any notice given or received or action taken or not taken by Sovran as being authorized by each of the Obligors.

          "Officer's Certificate" means, with respect to an Obligor, a certificate of a Senior Financial Officer or of any other officer of such Obligor whose responsibilities extend to the subject matter of such certificate.

          "Operating Subsidiaries" means any Subsidiaries of an Obligor that, at any time of reference, provide management, construction, design or other services (excluding any such Subsidiary which may provide any such services which are only incidental to that Subsidiary's ownership of one or more Real Estate).

          "Partially-Owned Entity(ies)" means any of the partnerships, joint ventures and other entities owning real estate assets in which SALP and/or Sovran collectively, directly or indirectly through its full or partial ownership of another entity, own less than 100% of the equity interests, whether or not such entity is required in accordance with GAAP to be consolidated with Sovran for financial reporting purposes.

          "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

          "Permitted Liens" means liens, security interests and other encumbrances permitted by Section 10.2.

          "Person" means an individual, partnership, corporation, limited liability company, association, trust, unincorporated organization, or a government or agency or political subdivision thereof.

          "Plan" means an "employee benefit plan" (as defined in Section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by an Obligor or any ERISA Affiliate or with respect to which an Obligor or any ERISA Affiliate may have any liability.

          "Preferred Dividends" means any dividend, distribution, redemption or payment upon liquidation paid to one class of stockholders of the capital stock of any Person in priority to that to be paid to any other class of stockholders of the capital stock of such Person, including any such dividends paid on preferred operating partnership units.

          "property" or "properties" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

          "Purchasers" means the purchasers of the Notes named in Schedule A hereto.

          "QPAM Exemption" means Prohibited Transaction Class Exemption 84-14 issued by the United States Department of Labor.

          "Real Estate" means the fixed and tangible properties consisting of land, buildings and/or other improvements owned in fee simple by any Obligor, by any Subsidiary Guarantor or by any other entity in which an Obligor is the holder of an equity interest at the relevant time of reference thereto, including, without limitation, (i) the Unencumbered Properties at such time of reference, and (ii) the real estate assets owned by each of the Partially-Owned Entities at such time of reference.

          "Recourse" means with reference to any obligation or liability, any liability or obligation that is not Without Recourse to the obligor thereunder, directly or indirectly. For purposes hereof, a Person shall not be deemed to be "indirectly" liable for the liabilities or obligations of an obligor solely by reason of the fact that such Person has an ownership interest in such obligor, provided that such Person is not otherwise legally liable, directly or indirectly, for such obligor's liabilities or obligations (e.g., by reason of a guaranty or contribution obligation, by operation of law or by reason of such Person's being a general partner of such obligor).

          "REIT" mean a "real estate investment trust", as such term is defined in Section 856 of the Code.

          "Release" means any actual or threatened releasing, spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, disposing or dumping of Hazardous Substances.

          "Required Holders" means, at any time, the holders of more than 50% in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by an Obligor or any of its Affiliates).

          "Requirement of Law" means, as to any Person, the certificate of incorporation and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

          "Responsible Officer" means, with respect to an Obligor, any Senior Financial Officer and any other officer of such Obligor with responsibility for the administration of the relevant portion of this Agreement.

          "Revised Consolidated Adjusted EBITDA" means for any period, Consolidated Adjusted EBITDA for such period; plus actual general and administrative expenses of the Obligors and their Subsidiaries for such period to the extent deducted from Consolidated Adjusted EBITDA, minus an implied, management fee in an amount equal to five percent (5%) of consolidated total revenues from Real Estate.

          "SALP" means Sovran Acquisition Limited Partnership, a Delaware limited partnership.

          "Securities Act" means the Securities Act of 1933, as amended from time to time.

          "Sell or Sale" (see Section 10.4).

          "Senior Financial Officer" means, with respect to an Obligor, the chief financial officer, principal accounting officer, treasurer or comptroller of such Obligor.

          "Series A Default Rate" means that rate of interest that is the greater of (i) 2.00% per annum above the rate of interest stated in clause (a) of the first paragraph of the Series A Notes or (ii) 2.00% over the rate of interest publicly announced by JP Morgan Chase Bank, NA in New York, New York as its "base" or "prime" rate.

          "Series A Notes" is defined in Section 1.

          "Series B Default Rate" means that rate of interest that is 2.00% per annum plus the Adjusted LIBOR Rate.

          "Series B Notes" is defined in Section 1.

          "Sovran" means Sovran Self Storage Inc., a Maryland corporation.

          "Sovran Treasury Stock" (see Section 10.7(a)).

          "Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of an Obligor.

          "Subsidiary Guarantor" means Sovran Holdings, Inc. and each Subsidiary of an Obligor that subsequent to the date of Closing becomes a party to the Subsidiary Guaranty in accordance with Section 9.5 of this Agreement.

          "Subsidiary Guaranty" means the Subsidiary Guaranty delivered pursuant to Section 2.2 and each other Subsidiary Guaranty hereafter executed and delivered by a Subsidiary of an Obligor, each to be in substantially the form of Exhibit 2.2(a) hereto.

          "Synthetic Lease" means any lease of goods or other property, whether real or personal, which is treated as an operating lease under GAAP and as a loan or financing for U.S. income tax purposes.

          "Tower Lease" means a lease with a communication carrier or a tower development firm pursuant to which such carrier or firm will occupy a portion of a self-storage property for the purpose of using and/or constructing a monopole or tower or other structure thereon to which will be attached communications equipment and antennae, provided that any such Lease shall contain a relocation clause permitting relocation of the demised premises on the Real Estate site where the demised premises are located to allow re-use or re-development of such Real Estate site, and further provided that such relocation clause shall not be required (i) in any Tower Lease in existence as of the date hereof, or (ii) in any pre-existing Tower Lease on Real Estate hereinafter acquired.

          "Unencumbered Property" means any Real Estate located in the contiguous United States that on any date of determination: (a) is not subject to any Liens (including any such Lien imposed by the organizational documents of the owner of such asset, but excluding Permitted Liens), (b) is not the subject of any matter that materially adversely affects the value of such Real Estate, (c) is not the subject of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event, (d) has been improved with a Building or Buildings which (1) have been issued a certificate of occupancy (where available) or is otherwise lawfully occupied for its intended use, (2) are fully operational and (3) subsequent to the date that is twenty-four (24) months after the acquisition date of such Real Estate, have an average rent-paying occupancy rate (by net rentable square feet) of at least 75% for the two most recently ended consecutive fiscal quarters, (e) is wholly owned by an Obligor or a Subsidiary Guarantor that is a Wholly-Owned Subsidiary and (f) has not been designated by the Obligors in writing to the holders of Notes as Real Estate that is not an Unencumbered Property because of a Disqualifying Environmental Event, a Disqualifying Building Event or a Disqualifying Legal Event or the Obligor's intention to subject such Unencumbered Property to an Debt Lien or to Sell such Unencumbered Property pursuant to Section 10.4(b) hereof, which designation shall not be permitted during the continuance of a Default (other than if such designation during a Default is made in conjunction with such Real Estate's being the subject of a Sale or Debt Lien under Section 10.4(b)(ii) and in compliance therewith) or an Event of Default and shall be accompanied by a compliance certificate in the form of Exhibit 10.4(b) attached hereto.

          "Unhedged Variable Rate Debt" means all Debt of the Obligors and their respective Subsidiaries for borrowed money or in respect of reimbursement obligations for letters of credit, guaranty obligations or Capitalized Leases, whether direct or contingent, including, to the extent applicable, the obligations under the Bank Credit Agreement, which bears interest at one or more variable rates and is not subject to an interest rate hedging arrangement having a minimum term of one (1) year and having other terms reasonably acceptable to the Required Holders.

          "Unimproved Land" means any Real Estate consisting of raw land which is unimproved by Buildings.

          "Unsecured Debt" mean all Debt of any Person that is not secured by a Lien on any asset of such Person.

          "Wholly-Owned Subsidiary" means, at any time, any Subsidiary one hundred percent (100%) of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of the Obligors and the Obligors' other Wholly-Owned Subsidiaries at such time.

          "Without Recourse" or "without recourse" means, with reference to any obligation or liability, any obligation or liability for which the obligor thereunder is not liable or obligated other than as to its interest in a designated Real Estate or other specifically identified asset only (which asset is not interests in another Person), subject to such limited exceptions to the non-recourse nature of such obligation or liability, such as fraud, misappropriation, misapplication and environmental indemnities, as are usual and customary in like transactions involving institutional lenders at the time of the incurrence of such obligation or liability.

SUBSIDIARIES OF THE OBLIGORS,
OWNERSHIP OF SUBSIDIARY STOCK
AND AFFILIATES

       (i)   Subsidiaries:

SOVRAN HOLDINGS, INC.
1. SHAREHOLDER	SHARES AUTHORIZED	SHARES ISSUED
Sovran Self Storage, Inc. 6467 Main Street Williamsville, NY 14221	1,500	100

       (ii)   Additional Affiliates
Locke Sovran Manager I, LLC - 49% owned by SALP

Locke Sovran Manager II, LLC - 49% owned by SALP

Locke Sovran I, LLC - 45% owned by SALP and 2% owned by Locke Sovran Manager I, LCC

Locke Sovran II, LLC - 49% owned by SALP and 2% owned by Locke Sovran Manager II, LLC

Iskalo Office Holdings, LLC - 49% owned by SALP

       (iii)   Directors and Executive Officers of the Obligors:
A.	Sovran

	Directors:	Robert J. Attea
Kenneth F. Myszka
Michael A. Elia
John E. Burns
Anthony P. Gammie
Charles E. Lannon

	Officers:	Robert J. Attea	Chief Executive Officer
		Kenneth F. Myszka	President, Chief Operating Officer
		David L. Rogers	Chief Financial Officer, Treasurer and Secretary

Schedule 5.4

(to Note Purchase Agreement)

B.	SALP

	Officers and Directors:	None. SALP is managed by Sovran Holdings as sole General Partner.

(i) Sovran Holdings

	Directors:	Robert J. Attea
Kenneth F. Myszka
Charles E. Lannon

	Officers:	Robert J. Attea	Chief Executive Officer
		Kenneth F. Myszka	President, Chief Operating Officer
		David L. Rogers	Chief Financial Officer, Treasurer
and Secretary

S-5.4-2

FINANCIAL STATEMENTS

          Consolidated Balance Sheet of the Obligors and its Subsidiaries, and Consolidated Statements of Operations, Stockholders' Equity and Cash Flows and Notes thereto as of June 30, 2003 and for the year ended December 31, 2002.

Schedule 5.5

(to Note Purchase Agreement)

EXISTING DEBT; LIENS; FUTURE LIENS
AS OF SEPTEMBER 4, 2003

          Sovran and SALP are the borrowers (collectively, the "Borrowers") under a Revolving Credit and Term Loan Agreement dated as of November 7, 2000, as amended, with Fleet National Bank as Administrative Agent, PNC Bank National Association as Syndication Agent and First Union Bank as Documentation Agent, and Manufacturers and Traders Trust Co. and Citizens Bank of Rhode Island as Co-Agents and the Lenders party thereto ("Current Fleet Agreement") pursuant to which the Borrowers can borrow up to $150,000,000 in Revolving Credit Loans and $75,000,000 in Term Loans. Holdings is a guarantor of all of the Indebtedness under the Current Fleet Agreement. The Current Fleet Agreement is being refinanced in its entirety under an Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 4, 2003 with Fleet National Bank as Administrative Agent, Manufacturers and Traders Trust Company as Syndication Agent, and PNC Bank and SunTrust Bank as Co-Documentation Agents and the Lenders party thereto ("New Fleet Loan Agreement") pursuant to which the Borrowers can initially borrow $100,000,000 in five-year Term Loans and up to $75,000,000 in the aggregate outstanding at any one time in three-year Revolving Credit Loans, with a $10,000,000 sublimit for Letters of Credit and with an option to increase the amount of Revolving Credit Loans to $100,000,000. Holdings is a guarantor of all of the indebtedness under the New Fleet Loan Agreement.

          SALP is a co-indemnitor with Locke Sovran I L.L.C. ("Locke Sovran I") under an Environmental Indemnity Agreement dated as of November 28, 2001 in favor of GMAC Commercial Mortgage Corporation ("GMAC Mortgage") in connection with a $30,500,000 securitized loan (the "Securitized Loan") from GMAC Mortgage to Locke Sovran I secured by mortgages granted by Locke Sovran I to GMAC Mortgage. SALP is also a guarantor under a Guaranty of Recourse Obligations of Borrower dated as of November 28, 2001 in connection with the Securitized Loan.

          SALP is also an indemnitor under a Non-Recourse Indemnification Agreement dated as of February 12, 2002 in favor of PNC Bank, National Association in connection with a $48,000,000 securitized loan to Locke Sovran II L.L.C. by PNC Bank, National Association, dated as of February 12, 2002.

Schedule 5.15

(to Note Purchase Agreement)

INVESTMENTS

Locke Sovran Manager I, LLC - 49% owned by SALP

Locke Sovran Manager II, LLC - 49% owned by SALP

Locke Sovran I, LLC - 45% owned by SALP and 2% owned by Locke Sovran Manager I, LCC

Locke Sovran II, LLC - 49% owned by SALP and 2% owned by Locke Sovran Manager II, LLC

Iskalo Office Holdings, LLC - 49% owned by SALP

Schedule 10.3

(to Note Purchase Agreement)

[FORMS OF SERIES A NOTE]

SOVRAN SELF STORAGE INC.
SOVRAN ACQUISITION LIMITED PARTNERSHIP

6.26% SENIOR GUARANTEED NOTE, SERIES A, DUE SEPTEMBER 4, 2013

No. [_______]	[Date]
$[__________]	PPN ________

          For Value Received, the undersigned, Sovran Self Storage Inc. (herein called "Sovran"), a corporation organized and existing under the laws of the State of Maryland, and Sovran Acquisition Limited Partnership, a Delaware limited partnership (herein called "SALP"; and, together with Sovran, the "Obligors") hereby, jointly and severally, promise to pay to [_____________________] or registered assigns, the principal sum of [______________] Dollars on September 4, 2013 with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of 6.26% per annum from the date hereof, payable semi-annually, on the fourth day of March and September in each year and at maturity, commencing with the March 4 or September 4 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semi-annually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 8.26% or (ii) 2% over the rate of interest publicly announced by JP Morgan Chase Bank, NA from time to time in New York, New York as its "base" or "prime" rate.

          Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at the principal office of the Obligors in New York or at such other place as the Obligors shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.

          This Note is one of a series of Senior Guaranteed Notes (herein called the "Notes") issued pursuant to the Note Purchase Agreement, dated as of September 4, 2003 (as from time to time amended or modified, the "Note Purchase Agreement"), between the Obligors and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

          This Note is a registered Note of the same series and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note of the same series for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due

Exhibit 1-A
(to Note Purchase Agreement)

presentment for registration of transfer, the Obligors may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Obligors will not be affected by any notice to the contrary.

          This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

          Pursuant to the Subsidiary Guaranty dated as of September 4, 2003, certain Subsidiaries of the Obligors have absolutely and unconditionally guaranteed payment in full of the principal of, Make-Whole Amount, if any, and interest on this Note and the performance by the Obligors of their obligations contained in the Note Purchase Agreement all as more fully set forth in said Subsidiary Guaranty.

          If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

          This Note shall be construed and enforced in accordance with, and the rights of the issuer and holder hereof shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

SOVRAN SELF STORAGE INC. By: ___________________________________ Name: _____________________________ Title: _____________________________

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: ___________________________________ Name: _____________________________ Title: _____________________________

E-1-A-2

[FORMS OF SERIES B NOTE]

SOVRAN SELF STORAGE INC.
SOVRAN ACQUISITION LIMITED PARTNERSHIP

FLOATING SENIOR GUARANTEED NOTE, SERIES B, DUE SEPTEMBER 4, 2013

No. [_______]	[Date]
$[__________]	PPN ________

          For Value Received, the undersigned, Sovran Self Storage Inc. (herein called "Sovran"), a corporation organized and existing under the laws of the State of Maryland, and Sovran Acquisition Limited Partnership, a Delaware limited partnership (herein called "SALP"; and, together with Sovran, the "Obligors") hereby, jointly and severally, promise to pay to [_____________________] or registered assigns, the principal sum of [______________] Dollars on September 4, 2013 with interest (computed for the actual number of days elapsed on the basis of a year consisting of 360-days) (a) on the unpaid balance thereof at a floating rate equal to the Adjusted LIBOR Rate (as defined in the Note Purchase Agreement referred to below) from the date hereof, payable semi-annually, on the fourth day of March and September in each year and at maturity, commencing with the March 4 or September 4 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any LIBOR Breakage Amount (as defined in the Note Purchase Agreement referred to below), payable semi-annually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the Series B Default Rate (as defined in the Note Purchase Agreement).

          Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at the principal office of the Obligors in New York or at such other place as the Obligors shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreement referred to below.

          This Note is one of a series of Senior Guaranteed Notes (herein called the "Notes") issued pursuant to the Note Purchase Agreement, dated as of September 4, 2003 (as from time to time amended or modified, the "Note Purchase Agreement"), between the Obligors and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

          This Note is a registered Note of the same series and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note of the same series for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due

Exhibit 1-B
(to Note Purchase Agreement)

presentment for registration of transfer, the Obligors may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Obligors will not be affected by any notice to the contrary.

          This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

          Pursuant to the Subsidiary Guaranty dated as of September 4, 2003, certain Subsidiaries of the Obligors have absolutely and unconditionally guaranteed payment in full of the principal of, Make-Whole Amount, if any, and interest on this Note and the performance by the Obligors of their obligations contained in the Note Purchase Agreement all as more fully set forth in said Subsidiary Guaranty.

          If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

          This Note shall be construed and enforced in accordance with, and the rights of the issuer and holder hereof shall be governed by, the law of the State of New York excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

SOVRAN SELF STORAGE INC. By: ___________________________________ Name: _____________________________ Title: _____________________________

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: ___________________________________ Name: _____________________________ Title: _____________________________

E-1-B-2

FORM OF SUBSIDIARY GUARANTY

Exhibit 2.2(a)
(to Note Purchase Agreement)

FORM OF INTERCREDITOR AGREEMENT

Exhibit 2.2(b)

(to Note Purchase Agreement)

FORM OF OPINION OF COUNSEL TO THE OBLIGORS
AND SUBSIDIARY GUARANTORS

          The closing opinion of Phillips, Lytle, Hitchcock, Blaine & Huber LLP, Counsel to the Obligors and Subsidiary Guarantors, which is called for by Section 4.4 of the Note Purchase Agreement, shall be dated the date of Closing and addressed to the Purchasers, shall be satisfactory in scope and form to each Purchaser and shall be to the effect that:

          1.   Sovran is a corporation, duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the corporate power and the corporate authority to execute and perform the Note Purchase Agreement and to issue the Notes and has the full corporate power and the corporate authority to conduct the activities in which it is now engaged and is duly licensed or qualified and is in good standing as a foreign corporation in each jurisdiction in which the character of the properties owned or leased by it or the nature of the business transacted by it makes such licensing or qualification necessary except in jurisdictions where the failure to be so qualified or licensed would not have a material adverse effect on the business of Sovran.

          2.   SALP is a limited partnership, duly organized and validly existing under the laws of its jurisdiction of organization, has the corporate power and the corporate authority to execute and perform the Note Purchase Agreement and to issue the Notes and has the full partnership power and the partnership authority to conduct the activities in which it is now engaged and is duly licensed or qualified and is in good standing as a foreign corporation in each jurisdiction in which the character of the properties owned or leased by it or the nature of the business transacted by it makes such licensing or qualification necessary except in jurisdictions where the failure to be so qualified or licensed would not have a material adverse effect on the business of SALP.

          3.   Each Subsidiary Guarantor is a corporation, limited partnership, business trust, limited liability company, or similar legal entity, duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly licensed or qualified and is in good standing in each jurisdiction in which the character of the properties owned or leased by it or the nature of the business transacted by it makes such licensing or qualification necessary except in jurisdictions where the failure to be so qualified or licensed would not have a Material Averse Effect on the business of such Subsidiary Guarantor and has the requisite corporate, partnership, or other similar legal entity, power and authority to execute and perform the Subsidiary Guaranty and has the full corporate, partnership, or similar legal entity, power and authority to conduct the activities in which it is now engaged. All of the issued and outstanding shares of capital stock, limited or general partnership interest, limited liability company membership interests, or similar outstanding equity interests of each such Subsidiary Guarantor have been duly issued, are fully paid and non-assessable and are owned by an Obligor, by one or more Subsidiaries, or by the Obligors and one or more Subsidiaries.

          4.   The Note Purchase Agreement and the Subsidiary Guaranty constitutes the legal, valid and binding contract of the Obligors and each Subsidiary Guarantor, as the case may be,

Exhibit 4.4(a)

(to Note Purchase Agreement)

enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law).

          5.   The Notes constitute the legal, valid and binding obligations of each Obligor enforceable in accordance with their terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law).

          6.   The issuance and sale of the Notes by the Obligors and the execution, delivery and performance by the Obligors and each Subsidiary Guarantor of the Note Purchase Agreement, the Notes and the Subsidiary Guaranty, as the case may be, do not violate any provision of any law or other rule or regulation of any Governmental Authority applicable to the Obligors or such Subsidiary Guarantor or conflict with or result in any breach of any of the provisions of or constitute a default under or result in the creation or imposition of any Lien upon any of the property of the Obligors or such Subsidiary Guarantor pursuant to the provisions of the Certificate of Incorporation or By-laws, certificate of limited partnership or partnership agreement, or equivalent constituent or organizational document, as the case may be, of the Obligors or such Subsidiary Guarantor or any agreement or other instrument known to such counsel to which an Obligor or a Subsidiary Guarantor is a party or by which an Obligor or a Subsidiary Guarantor may be bound.

          7.   No approval, consent or withholding of objection on the part of, or filing, registration or qualification with, any governmental body, Federal or state, is necessary in connection with the execution and delivery of the Note Purchase Agreement, the Notes or the Subsidiary Guaranty.

          8.   The issuance, sale and delivery of the Notes and the execution and delivery of the Subsidiary Guaranty by the Subsidiary Guarantors under the circumstances contemplated by the Note Purchase Agreement and the Subsidiary Guaranty do not, under existing law, require the registration of the Notes or the Subsidiary Guaranty under the Securities Act of 1933, as amended, or the qualification of an indenture under the Trust Indenture Act of 1939, as amended.

          9.   Neither of the issuance of the Notes nor the application of the proceeds of the sale of the Notes will violate or result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulation issued pursuant thereto, including, without limitation, Regulation T, U or X of the Board of Governors of the Federal Reserve System.

          10.   Neither of the Obligors nor any Subsidiary Guarantor is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

E-4.4(a)-2

          11.   There are no actions, suits or proceedings pending or, to the knowledge of such counsel after due inquiry, threatened against or affecting an Obligor or any Subsidiary Guarantor in any court or before any governmental authority or arbitration board or tribunal which, if adversely determined, would have a materially adverse effect on the properties, business, profits or condition, (financial or otherwise) of the Obligors and their Subsidiaries or the ability of the Obligors and the Subsidiary Guarantor to perform their obligations under the Note Purchase Agreement, the Notes and the Subsidiary Guaranty, as the case may be, or on the legality, validity or enforceability of the Obligors' and the Subsidiary Guarantors' obligations under the Note Purchase Agreement, the Notes or the Subsidiary Guaranty. To the knowledge of such counsel, neither of the Obligors nor any Subsidiary is in default with respect to any court or governmental authority, or arbitration board or tribunal.

          The opinion of Phillips, Lytle, Hitchcock, Blaine & Huber LLP shall cover such other matters relating to the sale of the Notes as each Purchaser may reasonably request. With respect to matters of fact on which such opinion is based, such counsel shall be entitled to rely on appropriate certificates of public officials and other officers of the Obligors and the Subsidiary Guarantors.

E-4.4(a)-3

FORM OF OPINION OF SPECIAL COUNSEL
TO THE PURCHASERS

          The closing opinion of Chapman and Cutler, special counsel to the Purchasers, called for by Section 4.4 of the Note Purchase Agreement, shall be dated the date of Closing and addressed to each Purchaser, shall be satisfactory in form and substance to each Purchaser and shall be to the effect that:

          1.   Sovran is a corporation, validly existing and in good standing under the laws of its jurisdiction of incorporation and has the corporate power and the corporate authority to execute and deliver the Note Purchase Agreement and to issue the Notes.

          2.   The Note Purchase Agreement has been duly authorized by all necessary corporate action on the part of Sovran, has been duly executed and delivered by Sovran and constitutes the legal, valid and binding contract of Sovran enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law).

          3.   The Notes have been duly authorized by all necessary corporate action on the part of Sovran, and the Notes being delivered on the date hereof have been duly executed and delivered by Sovran and constitute the legal, valid and binding obligations of Sovran enforceable in accordance with their terms, subject to bankruptcy, insolvency, fraudulent conveyance and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law).

          4.   The issuance, sale and delivery of the Notes and the execution and delivery of the Subsidiary Guaranty under the circumstances contemplated by the Note Purchase Agreement and the Subsidiary Guaranty do not, under existing law, require the registration of the Notes or the Subsidiary Guaranty under the Securities Act of 1933, as amended, or the qualification of an indenture under the Trust Indenture Act of 1939, as amended.

          The opinion of Chapman and Cutler shall also state that the opinion of Phillips, Lytle, Hitchcock, Blaine & Huber LLP, special counsel to the Obligors and the Subsidiary Guarantors, are satisfactory in scope and form to Chapman and Cutler and that, in their opinion, the Purchasers are justified in relying thereon. With respect to matters of fact upon which such opinion is based, Chapman and Cutler may rely on appropriate certificates of public officials and officers of the Obligors and the other Subsidiary Guarantors and upon representations of the Obligors and the Purchasers delivered in connection with the issuance and sale of the Notes.

          In rendering the opinion set forth in paragraph 1 above, Chapman and Cutler may rely, as to matters referred to in paragraph 1, solely upon an examination of the Certificate of Incorporation certified by, and a certificate of good standing of Sovran from, the Secretary of State of the State of Maryland, the Bylaws of Sovran and the general business corporation law of

Exhibit 4.4(b)

(to Note Purchase Agreement)

the State of Maryland. The opinion of Chapman and Cutler is limited to the laws of the State of New York and the Federal laws of the United States.

E-4.4(b)-2

COMPLIANCE CERTIFICATE OF CHIEF FINANCIAL OFFICER

(Incurrence of Indebtedness)

          The undersigned, being the Chief Financial Officer of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition Limited Partnership ("SALP," and together with Sovran, collectively referred to herein as the "Obligors"), Hereby Certifies That:

          This compliance certificate is furnished pursuant to Section 10.1 of the Note Purchase Agreement dated as of September 4, 2003 among the Obligors and the Purchasers listed on Schedule A thereto (as the same may now or hereafter be amended from time to time, the "Note Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Note Agreement.

          The Obligors hereby give the holders of the Notes notice that an Obligor, a Subsidiary Guarantor or a Subsidiary plans to incur Debt for borrowed money which will cause the aggregate amount of Debt for borrowed money incurred since delivery of the most recent compliance certificate to exceed $5,000,000.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Obligors' compliance with the covenants contained in Sections 10.8, 10.9, 10.10 and Section 10.18 of the Note Agreement on a pro forma basis after giving effect to such Debt for borrowed money, all of which data and computations, to the best knowledge and belief of the chief financial officer executing and delivering this compliance certificate on behalf of the Obligors (the "Chief Financial Officer"), are true, complete and correct.

          The activities of the Obligors, the Subsidiary Guarantor or the Subsidiary, as applicable, have been reviewed by the Chief Financial Officer and/or by employees or agents under his immediate supervision. The Chief Financial Officer certifies that he is authorized to execute and deliver this compliance certificate on behalf of each Obligor.

Exhibit 10.1

(to Note Purchase Agreement)

          Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By: ___________________________________ Name: ____________________________________ Title: ____________________________________

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: ___________________________________ Name: ____________________________________ Title: ____________________________________

10.1-2

COMPLIANCE CERTIFICATE OF
[CHIEF FINANCIAL OFFICER/TREASURER]

(Merger, Consolidation or Reorganization)

          The undersigned, being the [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition Limited Partnership ("SALP" and together with Sovran, the "Obligors"), Hereby Certifies That:

          This compliance certificate is furnished pursuant to Section 10.4(a) of the Note Purchase Agreement dated as of September 4, 2003 among the Obligors and the Purchasers listed on Schedule A thereto (as the same may now or hereafter be amended from time to time, the "Note Agreement"). Unless otherwise defined herein, the terms used in this compliance certificate and Schedule 1 attached hereto have the meanings given them in the Note Agreement.

          The undersigned hereby gives the holders of Note notice that an Obligor, a Subsidiary Guarantor, an Operating Subsidiary or a Wholly-Owned Subsidiary plans to become a party to a merger, consolidation or reorganization requiring a compliance certificate under Section 10.4(a) of the Note Agreement.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Borrowers' compliance with the covenants contained in Section 10 of the Note Agreement on a pro forma basis, all of which data and computations, to the best knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate (the "[Chief Financial Officer/Treasurer]"), are true, complete and correct. Furthermore, the undersigned certifies that no Default or Event of Default has occurred and is continuing, or would occur and be continuing after giving effect to such merger, consolidation or reorganization and all liabilities, fixed or contingent, pursuant thereto;

          The activities of the Obligors, the Subsidiary Guarantor, the Operating Subsidiary or the Wholly-Owned Subsidiary, as applicable, have been reviewed by the [Chief Financial Officer/Treasurer] and/or by employees or agents under his immediate supervision. The [Chief Financial Officer/Treasurer] certifies that he is authorized to execute and deliver this compliance certificate on behalf of each Obligor.

          Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORATE, INC. By: ___________________________________ Name: ____________________________________ Title: ____________________________________

Exhibit 10.4(a)

(to Note Purchase Agreement)

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: ___________________________________ Name: ____________________________________ Title: ____________________________________

10.4(a)-2

COMPLIANCE CERTIFICATE OF
[CHIEF FINANCIAL OFFICER/TREASURER]

(Disposition of Unencumbered Property)

          The undersigned [Chief Financial Officer/Treasurer] of Sovran Self Storage, Inc. ("Sovran") and Sovran Acquisition Limited Partnership ("SALP" and together with Sovran, the "Obligors") Hereby Certifies That:

          This compliance certificate is furnished pursuant to Section 10.4(b)(i) or Section 10.4(b)(ii) of the Note Agreement dated as of September 4, 2003 among the Obligors and the Purchasers listed on Schedule A thereto (as the same may now or hereafter be amended from time to time, the "Note Agreement"). The Obligors hereby give the holders of the Notes notice of the intention of an Obligor, a Subsidiary Guarantor, an Operating Subsidiary or a Wholly-Owned Subsidiary to Sell or to grant a Debt Lien on an Unencumbered Property or other asset pursuant to Section 10.4(b)(i) or Section 10.4(b)(ii) of the Note Agreement. Unless otherwise defined herein, the terms used in this Compliance Certificate and Schedule 1 attached hereto have the meanings described in the Note Agreement.

          Schedule 1 attached hereto sets forth the financial data and computations evidencing the Obligors' compliance with the covenants contained in Section 10 of the Note Agreement on a pro forma basis after giving effect to such proposed Sale or Debt Lien and all liabilities, fixed or contingent, pursuant thereto, all of which data and computations, to the knowledge and belief of the [chief financial officer/treasurer] executing and delivering this compliance certificate on behalf of the Obligors (the "[Chief Financial Officer"/"Treasurer]"), are true, complete and correct.

          The activities of the Obligors, the Subsidiary Guarantor, the Operating Subsidiary or the Wholly-Owned Subsidiary, as applicable, have been reviewed by the [Chief Financial Officer/Treasurer] and/or by employees or agents under his immediate supervision. Based upon such review, to the best knowledge and belief of the [Chief Financial Officer/Treasurer],

[(for Section 10.4(b)(i)) both before and after giving effect to the proposed Sale or Debt Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default exists or will exist under any Note Agreement.]

[(for Section 10.4(b)(ii)) before giving effect to the proposed Sale or Debt Lien and all liabilities, fixed or contingent, pursuant thereto, no Event of Default exists under any Note Agreement; provided, that if such Sale or Debt Lien is to be made while a Default is continuing, such Sale or Debt Lien (together with other Sales and Debt Liens) will cure the Default before it becomes an Event of Default; and if multiple Sales or Debt Liens are contemplated, the Obligors shall apply the net proceeds of each Sale or Debt Lien to the repayment of the Notes until such Default has been fully cured. After giving effect to the proposed Sale or Debt Lien and all liabilities, fixed or contingent, pursuant thereto, no Default or Event of Default will exist under the Note Agreement.]

Exhibit 10.4(b)

(to Note Purchase Agreement)

          The [Chief Financial Officer/Treasurer] certifies that he is authorized to execute and deliver this Compliance Certificate on behalf of each Obligor.

          Executed as of this __ day of ___________, 20__.

SOVRAN SELF STORAGE, INC. By: ___________________________________ Name: Title:

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: ___________________________________ Name: Title:

10.4(b)-2

          The execution hereof by the Purchasers shall constitute a contract among the Obligors and the Purchasers for the uses and purposes hereinabove set forth. This Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.

Very truly yours, SOVRAN SELF STORAGE INC. By: /s/ David L. Rogers Name: David L. Rogers Title: Chief Financial Officer

SOVRAN ACQUISITION LIMITED PARTNERSHIP By: /s/ David L. Rogers Name: David L. Rogers Title: Chief Financial Officer

Accepted as of the date first written above.

METROPOLITAN LIFE INSURANCE COMPANY By: /s/ Timothy L. Powell Name: Timothy L. Powell Title: Director

Accepted as of the date first written above.

GENERAL AMERICAN LIFE INSURANCE COMPANY By: Metropolitan Life Insurance Company, as Investment Manager By: /s/ Timothy L. Powell Name: Timothy L. Powell Title: Director

Accepted as of the date first written above.

PRINCIPAL LIFE INSURANCE COMPANY

By:    Principal Global Investors, LLC
          a Delaware limited liability company,
          its authorized signatory

By:    /s/  John G. Henry
       Name:  John G. Henry
      Title:    Counsel

By:    /s/  James C. Fifield
      Name:  James C. Fifield
      Title:    Counsel

Accepted as of the date first written above.

CALHOUN & Co., as nominee for Comerica
    Bank & Trust, National Association, Trustee
     to the Trust created by Trust Agreement
    dated October 1, 2002

By:    /s/  Annette Lawson
      Its:  Trust Analyst

[Scottish Annuity & Life - Lincoln]

CALHOUN & Co., as nominee for Comerica
    Bank & Trust, National Association, Trustee
     to the Trust created by Trust Agreement
     dated October 1, 2002

By:    /s/  Annette Lawson
      Its:  Trust Analyst

[Scottish Annuity & Life - 5YR]

CALHOUN & Co., as nominee for Scottish Re

    (Dublin) Ltd / Scottish Re (US) Inc Reserve

    Credit Trust Account

By:    /s/  Annette Lawson
      Its:  Trust Analyst

[Scottish Annuity & Life - Dublin]

Accepted as of the date first written above.

MELLON BANK, N.A., solely in its capacity as
    Custodian for Aviva Life-Principal Glob Priv
    General Account Universal Life (as directed
    by the Principal Global Investors, LLC), and
    not in its individual capacity (MAC & CO) -
    Nominee Name

By:    /s/  Bernadette Rist

      Its:  Authorized Signatory

MELLON BANK, N.A., solely in its capacity as
    Custodian for Aviva Life-Principal Glob Priv
    EG Convertible Securities (as directed by the
    Principal Global Investors, LLC), and not in
    its individual capacity (MAC & CO) -
    Nominee Name

By:    /s/  Bernadette Rist

      Its:  Authorized Signatory

MELLON BANK, N.A., solely in its capacity as
    Custodian for Aviva Life-Principal Glob Priv
    Gen Acct Wealth Transfer 2000 (as directed
    by the Principal Global Investors, LLC), and
    not in its individual capacity (MAC & CO) -
    Nominee Name

By:    /s/  Bernadette Rist
      Its:  Authorized Signatory

Accepted as of the date first written above.

AIG ANNUITY INSURANCE COMPANY
THE VARIABLE ANNUITY INSURANCE COMPANY
AMERICAN INTERNATIONAL LIFE ASSURANCE
    COMPANY OF NEW YORK
AIG LIFE INSURANCE COMPANY

By:  AIG Global Investment Corp., investment
        adviser

       By:    /s/  J. David Moore
              Name:  J. David Moore
              Title:    Vice President

Accepted as of the date first written above.

WACHOVIA SECURITIES, INC. By: /s/ Michael Thompson Its: Vice President

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:     November 11, 2003

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:     November 11, 2003

/S/ David L. Rogers David L. Rogers Secretary, Chief Financial Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               In connection with the Quarterly Report of Sovran Self Storage, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          November 11, 2003

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer

BFLO Doc. # 1289349.8