Form 10-K
SOVRAN SELF STORAGE INC
filed 2004-03-12
CIK 944314


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes  [ X ]     No  [   ]

          As of June 30, 2003, 13,220,972 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $396,845,757 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2003).

          As of March 1, 2004, 14,697,522 shares of Common Stock, $.01 par value per share, were outstanding.

Exhibit Index is on Pages 51-54

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 13, 2004 (Part III).


Part I

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures and others; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully extend its truck leasing program and Dri-Guard product roll-out; the Company's reliance on its call center; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes that may change the taxability of future income.

Item 1.	Business

          Sovran Self Storage, Inc. is a self-administered and self-managed real estate investment trust ("REIT") that acquires, owns and manages self-storage properties. We refer to the self-storage properties owned and/or managed by us as "Properties". We began operations on June 26, 1995. At March 1, 2004, we owned and/or managed 265 Properties consisting of approximately 15.5 million net rentable square feet, situated in 21 states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by us. We are the 5th largest operator of self-storage properties in the United States based on facilities owned and/or managed. Our Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

          We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. We own an indirect interest in each of the Properties through a limited partnership (the "Partnership"). In total, we own a 96.35% economic interest in the Operating Partnership and unaffiliated third parties own collectively a 3.65% limited partnership interest at December 31, 2003. We believe that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates our ability to acquire properties by using units of the Partnership as currency.

          We were incorporated on April 19, 1995 under Maryland law. Our principal executive offices are located at 6467 Main Street, Buffalo, New York 14221, our telephone number is (716) 633-1850 and our web site is www.sovranss.com.

          We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: increasing rents, increasing


occupancy levels, controlling costs, maximizing collections and strategically expanding and improving the Properties. Should economic conditions warrant, we may develop new properties. We believe that there continues to be opportunities for growth through acquisitions, and constantly seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of our expertise.

Industry Overview

          We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities are usually fenced and well lighted with gates that are either manually operated or automated and have a full-time manager/leasing agent. Customers have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer's lock, and the customer has sole control of access to the unit.

          According to published data, of the approximately 37,000 facilities in the United States, less than 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to a consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

Property Management

         We believe that we have developed substantial expertise in managing self-storage facilities. Key elements of our management system include the following:

Personnel:

          Property managers attend a thorough orientation program and undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with our customized management information system. In addition to frequent contact with Regional Team Leaders and other Company personnel, property managers receive periodic newsletters regarding a variety of operational issues, and from time to time attend "roundtable" seminars with other property managers.

Marketing and Sales:

          Responding to the increased customer demand for services, we have initiated several programs expected to increase occupancy and profitability. These programs include:

-	A Customer Care Center (call center) that services new and existing customers' inquiries and facilitates the capture of sales leads that were previously lost;


-	Internet marketing, providing information about all of our stores via numerous portals and e-mail;
-

Dri-guard, providing humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture;

-	Uncle Bob's Trucks, provide customers with convenient, affordable access to vehicles to help move their goods, while serving as moving billboards to help advertise our storage facilities; and
-

Flex-a-Space, an innovative construction design that allows us to easily reconfigure walls by using a track and roller mechanism, enabling customized storage space to fit the individual needs of the customer.

Ancillary Income:

          Our stores are essentially retail operations and we have in excess of 100,000 customers. As a convenience to those customers, we sell items, such as locks, boxes, tarps, etc. to make their storage experience easier. We also offer renters insurance through a third party carrier, on which we earn a commission. Income from truck rentals, billboards and cell towers is also earned by our Company.

Information Systems:

          Our customized computer system performs billing, collections and reservation functions for each Property, and also tracks information used in developing marketing plans based on occupancy levels, and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Regional Team Leaders. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.

Property maintenance:

          All of our properties are subject to regular and routine maintenance procedures, designed to maintain the structure and appearance of our buildings and grounds. A staff headquartered in our principal office is responsible for the upkeep of the properties, and all maintenance service is contracted through local providers, such as lawn service, snowplowing, pest control, gate maintenance, HVAC repairs, paving, painting, roofing, etc. A codified set of specifications has been designed and is applied to all work performed on our Uncle Bob's stores. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel and overhead absorption.

Environmental and Other Regulations

          We are subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. We have not received notice from any governmental


authority or private party of any material environmental noncompliance, claim, or liability in connection with any of the Properties, and are not aware of any environmental condition with respect to any of the Properties that could have a material adverse effect on our financial condition or results of operations.

          The Properties are also generally subject to the same types of local regulations governing other real property, including zoning ordinances. We believe that the Properties are in substantial compliance with all such regulations.

Insurance

          Each of the Properties is covered by fire, property insurance, including comprehensive liability, and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring free title to the Company-owned Properties in an aggregate amount believed to be adequate.

Federal Income Tax

          We operate, and intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), but no assurance can be given that it will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - REIT Qualification and Distribution Requirements."

Competition

          The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property's design to prospective customers' needs, and the manner in which the property is operated and marketed. We believe we compete successfully on these bases. The extent of competition depends in significant part on local market conditions. We seek to locate facilities so as not to cause our Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

          Several of our competitors, including Public Storage Management, Inc., Shurgard Incorporated, U-Haul International, and Storage USA, Inc., are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

          While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with our qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the


disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire self-storage properties via a joint-venture partnership or similar entity. We may or may not have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties.

          Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, we also may invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Disposition Policy

          We periodically review the assets comprising our portfolio. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of our portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT.

          As part of an asset management program, we have begun to "spin-off" non-core, slow-growth properties, into joint ventures. In cases where we have a less than 50% controlling interest in a joint venture, the Properties of that joint venture are removed from our balance sheet and an investment in the joint venture is recorded. We record only our percentage share of the operating results of unconsolidated joint ventures. These ventures may allow us to (i) increase incremental revenues through management fees, (ii) provide strong returns on our equity in the joint venture, and (iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, we sold seven facilities for approximately $20 million to an unconsolidated joint venture in which we retained a 45% interest. All eleven properties in the unconsolidated joint venture are managed by us under an agreement. In cases where we are deemed to have a greater than 50% controlling interest, the joint venture is consolidated with our financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by us. On February 20, 2004, we sold our facility in Allentown, PA to an independent operator.

Distribution Policy

          We intend to pay regular quarterly distributions to our shareholders. However, future distributions by us will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. In order to maintain its qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income (which does not include capital gains). Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet this requirement.

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


Borrowing Policy

          Our Board of Directors currently limit the amount of debt that may be incurred by us to less than 50% of the sum of market value of the issued and outstanding Common and Preferred Stock plus the Company's debt (Market Capitalization). We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

          On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. The new agreements provide for a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%.

          To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the revolving line of credit, preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole. For additional information regarding borrowings, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements filed herewith.

Employees

          We currently employ a total of 824 employees, including 265 Property Managers, 17 Regional Team Leaders, and 449 assistant managers and part-time employees. At our headquarters, in addition to the 3 executive officers, we employ 90 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

          The Company files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K,


quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission. In addition, our code of ethics is available free of charge at our website http://www.sovranss.com.

          Also, copies of our annual report will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn: Investor Relations, 6467 Main Street, Buffalo, NY 14221.

Item 2.	Properties

          At December 31, 2003, we owned and/or managed a total of 266 Properties situated in twenty-one states in the Eastern and Midwestern United States, Arizona and Texas. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by us.

          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. All but thirty-six of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage units. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage units are secured by a lock furnished by the customer to provide the customer with control of access to the unit.

          At March 1, 2004, all but two of the Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage" and we intend to convert those to the "Uncle Bob's" name on or before September 1, 2004.


                    The table below provides certain information regarding the Properties included in our consolidated financial statements:

Location	Year Built	Sq. Ft.	Uncle Bob's Trade Name	State Occupancy at 12/31/03	Acres	Units	Bldgs.	Floors	Mgr. Apt.	Construction
Alabama				90%
Birmingham I	1990	36,775	Y		2.7	288	9	1	Y	Masonry/Steel Roof
Birmingham II	1990	52,135	Y		4.7	388	8	1	Y	Masonry/Steel Roof
Montgomery I	1982	74,119	Y		5.0	614	16	1	Y	Masonry/Steel Roof
Birmingham III	1970	72,290	Y		4.3	402	6	1	N	Masonry/Steel Roof
Montgomery II	1984	42,166	Y		2.7	294	10	1	N	Masonry/Steel Roof
Montgomery III	1988	41,610	Y		2.4	381	9	1	Y	Steel Bldg./Steel Roof
Birmingham-Walt	1984	64,580	Y		3.3	293	6	1	Y	Masonry Wall/Metal Roof
Birmingham-Bessemer	1998	44,070	Y		5.6	345	8	1	N	Metal Wall/Metal Roof
Arizona				79%
Gilbert-Elliot Rd.	1995	66,845	Y		3.3	679	9	1	Y	Masonry Wall/Metal Roof
Glendale-59th Ave.	1997	67,076	Y		4.6	632	7	1	Y	Masonry Wall/Metal Roof
Mesa-Baseline	1986	39,100	Y		1.8	388	11	1	Y	Masonry Wall/Metal Roof
Mesa-E. Broadway	1986	38,825	Y		1.8	368	5	1	Y	Masonry Wall/Metal Roof
Mesa-W. Broadway	1976	36,655	Y		1.9	369	5	1	Y	Masonry Wall/Metal Roof
Mesa-Greenfield	1986	48,343	Y		2.1	407	8	1	N	Masonry Wall/Metal Roof
Phoenix-Camelback	1984	43,355	Y		2.0	526	7	1	Y	Masonry Wall/Metal Roof
Phoenix-Bell	1984	96,630	Y		4.6	915	7	1	Y	Metal Wall/Metal Roof
Phoenix-35th Ave.	1996	70,050	Y		4.3	659	8	1	Y	Masonry Wall/Metal Roof
Connecticut				73%
New Haven	1985	47,680	Y		3.9	392	5	1	N	Masonry Wall/Steel Roof
Hartford-Metro I	1988	56,570	Y		10.0	354	10	1	N	Steel Bldg./Steel Roof
Hartford-Metro II	1992	39,190	Y		6.0	323	7	1	N	Steel Bldg./Steel Roof
Florida				91%
Lakeland 1	1985	47,985	Y		3.5	434	11	1	Y	Masonry Wall/Steel Roof
Tallahassee I	1973	139,880	Y		18.7	710	21	1	Y	Masonry Wall/Tar & Gravel Roof
Tallahassee II	1975	51,270	Y		4.0	274	7	1	Y	Masonry Wall/Tar & Gravel Roof
Port St. Lucie	1985	55,842	Y		4.0	531	12	1	N	Steel Bldg./Steel Roof
Deltona	1984	63,602	Y		5.0	449	5	1	Y	Masonry Wall/Shingle Roof
Jacksonville I	1985	40,032	Y		2.7	294	14	1	Y	Masonry Wall/Tar & Gravel Roof
Orlando I	1988	50,520	Y		2.8	591	3	2	Y	Steel Bldg./Steel Roof


Ft. Lauderdale	1985	101,085	Y	7.6	638	7	1	Y	Steel Bldg./Steel Roof
West Palm 1	1985	45,569	Y	3.2	406	6	1	N	Steel Bldg./Steel Roof
Melbourne I	1986	83,539	Y	8.3	746	11	1	Y	Masonry Wall/Shingled Roof
Pensacola I	1983	119,405	Y	7.5	855	13	1	Y	Steel Bldg./Steel Roof
Pensacola II	1986	58,204	Y	3.4	505	9	1	Y	Steel Bldg./Steel Roof
Melbourne II	1986	56,031	Y	3.4	610	11	1	N	Steel Bldg./Steel Roof
Jacksonville II	1987	53,855	Y	4.4	471	11	1	Y	Masonry/Steel Roof
Pensacola III	1986	84,380	Y	6.1	600	14	1	N	Steel Bldg./Steel Roof
Pensacola IV	1990	38,850	Y	2.7	275	9	1	Y	Masonry/Steel Roof
Pensacola V	1990	39,125	Y	2.6	318	4	1	Y	Masonry/Steel Roof
Tampa I	1989	65,425	Y	3.3	863	6	1	N	Masonry/Steel Roof
Tampa II	1985	60,470	Y	2.9	665	10	1	N	Masonry/Steel Roof
Tampa III	1988	50,251	Y	2.2	635	14	1	N	Masonry/Steel Roof
Orlando II	1986	133,935	Y	8.5	1,309	20	1	Y	Masonry Wall/Steel Roof
Ft. Myers I	1988	27,724	Y	1.1	253	6	2	Y	Steel Bldg./Steel Roof
Ft. Myers II	1991/94	23,043	Y	1.9	299	2	1	Y	Masonry/Steel Roof
Tampa IV	1985	58,215	Y	4.0	525	10	1	N	Masonry/Steel Roof
West Palm II	1986	30,937	Y	2.3	363	9	1	Y	Masonry/Steel Roof
Ft. Myers III	1986	36,052	Y	2.4	257	9	1	Y	Masonry/Steel Roof
Lakeland II	1988	59,950	Y	4.0	581	9	1	N	Masonry Wall/Steel Roof
Ft. Myers IV	1987	59,624	Y	4.5	262	4	1	Y	Masonry/Steel Roof
Jacksonville III	1987	102,430	Y	5.9	734	13	1	Y	Masonry Wall/Shingle Roof
Jacksonville IV	1985	38,205	Y	2.7	349	7	1	Y	Steel Bldg./Steel Roof
Jacksonville V	1987/92	54,037	Y	2.9	501	13	2	Y	Steel Bldg./Masonry Wall/Steel Roof
Orlando III	1975	54,388	Y	3.2	503	8	2	N	Masonry Wall/Steel Roof
Orlando IV-W 25th St.	1984	38,354	Y	2.8	326	6	1	Y	Steel Bldg/Steel Roof
Delray I-Mini	1969	49,549	Y	3.5	441	3	1	Y	Masonry Wall/Concrete Roof
Delray II-Safeway	1980	69,760	Y	4.3	696	17	1	Y	Masonry Wall/Concrete Roof
Tampa-E. Hillborough	1985	84,470	Y	5.3	687	16	1	Y	Masonry Wall/Metal Roof
Ft. Myers-Mall	1991/94	22,211	Y	1.3	223	4	1	Y	Masonry/Steel Roof
Indian Harbor-Beach	1985	66,211	Y	4.0	716	15	1	N	Masonry Wall/Metal Roof
Hollywood-Sheridan	1988	130,733	Y	7.0	1,172	21	1	Y	Masonry Wall/Concrete Roof
Pompano Beach-Atlantic	1985	75,222	Y	4.0	925	17	1	N	Masonry Wall/Concrete Roof
Pompano Beach-Sample	1988	64,117	Y	3.6	793	14	1	N	Masonry Wall/Metal Roof
Boca Raton-18th St.	1991	87,782	Y	6.2	990	8	1	N	Masonry Wall/Metal Roof
Vero Beach	1997	34,450	Y	1.9	321	2	1	N	Masonry Wall/Metal Roof
Hollywood-N. 21st	1987	58,881	Y	3.1	711	11	1	Y	Masonry Wall/Metal Roof
Cocoa	1982	75,115	Y	2.5	689	12	1	Y	Masonry Wall/Metal Roof


Plantation	1982	42,171	Y		2.9	503	4	1&2	Y	Masonry Wall/Metal Roof
Georgia				85%
Savannah	1981	73,480	Y		5.4	606	11	1	Y	Masonry Wall/Steel Roof
Atlanta-Metro I	1988	69,890	Y		3.9	537	5	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro II	1988	45,300	Y		3.9	371	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro III	1988	57,035	Y		5.3	410	9	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro IV	1989	42,220	Y		3.5	307	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro V	1988	44,165	Y		4.2	283	3	1	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VI	1986	50,775	Y		3.6	444	7	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro VII	1981	38,900	Y		2.5	327	9	2	Y	Masonry Wall/Tar & Gravel Roof
Atlanta-Metro VIII	1975	46,914	Y		3.3	432	6	2	Y	Masonry Wall/Tar & Gravel Roof
Augusta I	1988	52,000	Y		4.0	398	13	1	Y	Steel Bldg./Steel Roof
Macon I	1989	41,030	Y		3.2	353	14	1	Y	Steel Bldg./Steel Roof
Augusta II	1987	46,325	Y		3.5	361	4	1	N	Masonry Wall/Steel Roof
Atlanta-Metro IX	1988	56,196	Y		4.6	411	6	1	Y	Steel Bldg./Steel Roof
Atlanta-Metro X	1988	46,815	Y		6.8	376	9	1	N	Steel Bldg./Steel Roof
Macon II	1989/94	67,670	Y		14.0	574	12	1	Y	Steel Bldg./Steel Roof
Savannah II	1988	49,365	Y		2.6	456	8	1	Y	Masonry Wall/Steel Roof
Atlanta-Alpharetta	1994	80,790	Y		5.8	559	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Marietta-Roswell	1996	59,475	Y		6.0	447	8	1&2	Y	Steel Bldg./Steel Roof
Atlanta-Doraville	1995	68,820	Y		4.9	638	8	1&2	Y	Steel & Masonry Bldg./Steel Roof
Ft. Oglethorpe	1989	45,642	Y		3.3	453	6	1	Y	Masonry Wall/Metal Roof
Kingsland	1989	66,885	Y		4.1	547	12	1	N	Masonry Wall/Metal Roof
Louisiana				84%
Baton Rouge-Airline	1982	71,720	Y		2.5	432	12	1	N	Masonry Wall/Metal Roof
Baton Rouge-Airline 2	1985	44,895	Y		2.8	437	9	1	N	Masonry Wall/Steel Roof
Lafayette-Pinhook 1	1980	56,625	Y		3.2	485	7	1	N	Masonry Wall/Metal Roof
Lafayette-Pinhook 2	1992/94	47,025	Y		2.4	432	2	1	Y	Metal Wall/Metal Roof
Lafayette-Ambassador	1975	33,835	Y		2.0	413	3	1	N	Masonry Wall/Shingle Roof
Lafayette-Evangeline	1977	34,630	Y		3.1	346	3	1	Y	Masonry Wall/Metal Roof
Lafayette-Guilbeau	1994	63,685	Y		3.4	593	1	1	N	Metal Wall/Metal Roof
Maine				92%
Westbrook	1988	45,820	Y		5.9	471	7	1	Y	Metal Wall/Metal Roof
Saco	1988	53,750	Y		4.2	416	12	1	N	Masonry Wall/Metal Roof
Maryland				90%
Salisbury	1979	33,585	Y		3.0	416	10	1	N	Masonry Wall/Tar & Gravel Roof
Baltimore I-Frederick	1984	21,233	Y		1.9	341	2	3	N	Masonry Wall/Shingled Roof
Baltimore II-Gaithersburg	1988	60,595	Y		2.2	534	2	4	Y	Masonry Wall/Tar & Gravel Roof


Baltimore III-Landover	1990	51,226	Y		3.1	666	8	1	Y	Steel Bldg./Steel Roof
Massachusetts				82%
New Bedford	1982	42,308	Y		3.4	375	7	1	N	Steel Bldg./Steel Roof
Springfield	1986	53,614	Y		4.7	399	10	1&2	N	Masonry Wall/Shingle Roof
Salem	1979	53,325	Y		2.0	496	2	2	Y	Steel Wall/Metal Roof
Boston-Metro I	1980	37,815	Y		2.0	403	3	2	Y	Masonry Wall/Tar & Gravel Roof
Boston-Metro II	1986	38,575	Y		3.6	452	8	2	N	Masonry Wall/Tar & Gravel Roof
N. Andover	1989	44,555	Y		3.0	533	1	3	N	Masonry & Metal Wall/Metal Roof
Dracut	1986	45,926	Y		5.0	403	11	1	N	Masonry Wall/Metal Roof
Methuen	1984	50,400	Y		3.4	383	6	1	N	Masonry Wall/Metal Roof
Plymouth	1996	92,127	Y		7.7	753	14	1	N	Metal Wall/Metal Roof
Sandwich	1984	47,970	Y		4.9	361	8	1	N	Metal Wall/Metal Roof
Michigan				78%
Grand Rapids II	1983	43,500	Y		8.0	387	6	1	N	Masonry & Steel Walls
Holland	1978	58,735	Y		13.6	429	18	1	Y	Masonry Wall/Steel Roof
Holland-Paw Paw	1978	53,610	Y		5.3	369	9	1	Y	Masonry Wall/Steel Roof
Waterford-Highland	1978	136,316	Y		16.6	1,648	16	1	Y	Masonry Wall/Metal Roof
Mississippi				92%
Jackson I	1990	42,100	Y		2.0	351	6	1	Y	Masonry/Steel Roof
Jackson II	1990	38,761	Y		2.1	306	9	1	Y	Masonry/Steel Roof
Jackson III-155	1995	61,948	Y		1.3	420	2	1	N	Metal Wall/Metal Roof
Jackson-N. West	1984	57,497	Y		5.2	477	13	1	Y	Masonry Wall/Metal Roof
New Hampshire				87%
Salem-Policy	1980	62,955	Y		8.7	547	9	1	Y	Masonry Wall/Metal Roof
New York				84%
Middletown	1988	33,865	Y		2.8	337	4	1	N	Steel Bldg./Steel Roof
Buffalo I	1981	83,865	Y		5.1	600	10	1	Y	Steel Bldg./Steel Roof
Rochester I	1981	41,834	Y		2.9	406	5	1	Y	Steel Bldg./Steel Roof
Rochester II	1980	29,510	Y		3.5	242	9	1	N	Masonry Wall/Shingle Roof
Buffalo II	1984	62,025	Y		6.2	495	12	1	Y	Steel Bldg./Steel Roof
Syracuse 1	1987	77,715	Y		7.5	677	17	1	N	Steel Bldg./Steel Roof
Syracuse II	1983	78,279	Y		3.6	632	10	1	Y	Steel Bldg./Shingled Roof
Rochester III	1990	66,639	Y		2.7	493	1	1	N	Masonry Wall/Shingle Roof
Harriman	1989/95	74,340	Y		6.1	638	10	1	Y	Metal Wall/Metal Roof
Monroe	1998	36,240	Y		13.3	312	4	1	N	Metal Wall/Metal Roof
Syracuse	1987	35,060	Y		2.2	287	12	1	N	Metal Wall/Metal Roof


The Hamptons	1989/95	64,885	Y		3.2	775	5	2	N	Metal Wall/Metal Roof
The Hamptons	1998	33,150	Y		1.1	317	1	2	N	Metal Wall/Metal Roof
The Hamptons	1997	35,210	Y		1.9	429	2	2	N	Metal Wall/Metal Roof
The Hamptons	1994/98	64,900	Y		3.7	718	4	2	N	Metal Wall/Metal Roof
North Carolina				80%
Charlotte	1986	37,815	Y		2.9	332	6	1	Y	Steel Bldg./Steel Roof
Fayetteville	1980	84,228	Y		6.2	859	12	1	Y	Steel Bldg./Steel Roof
Greensboro	1986	45,180	Y		3.4	404	5	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Raleigh I	1985	58,410	Y		5.0	540	8	2	Y	Steel Bldg./Steel Roof
Raleigh II	1985	33,125	Y		2.5	318	8	1	Y	Steel Bldg./Steel Roof
Charlotte II	1995	49,006	Y		5.6	400	7	1	Y	Masonry Wall/Steel Roof
Charlotte III	1995	30,920	Y		2.9	314	6	1	Y	Masonry Wall/Steel Roof
Greensboro-Hilltop	1995	32,153	Y		1.0	292	7	1	N	Metal Wall/Metal Roof
Greensboro-StageCoach	1997	36,125	Y		2.5	233	3	1	N	Metal Wall/Metal Roof
Greensboro-High Point	1993	57,567	Y		2.5	492	9	1	N	Steel Wall/Metal Roof
Durham-Hillborough	1988/91	68,031	Y		5.0	600	5	1	Y	Metal Wall/Metal Roof
Durham-Cornwallis	1990/96	78,645	Y		4.7	662	9	1	Y	Masonry Wall/Metal Roof
Jacksonville-Center	1995	52,000	Y		5.0	396	11	1	Y	Metal Wall/Metal Roof
Jacksonville-Gum Branch	1989	62,900	Y		5.0	475	14	1	Y	Metal Wall/Metal Roof
Jacksonville-N. Marine	1985	47,810	Y		8.4	379	6	1	Y	Masonry Wall/Shingle Roof
Ohio				89%
Youngstown	1980	54,830	Y		5.8	357	5	1	Y	Steel Bldg./Steel Roof
Cleveland-Metro I	1980	49,200	Y		6.4	358	9	1	N	Steel Bldg./Steel Roof
Cleveland-Metro II	1987	65,900	Y		4.8	489	4	1	Y	Steel Bldg./Steel Roof
Youngstown	1988	55,750	Y		3.9	495	7	1	Y	Masonry Wall/Steel Roof
Akron	1990	38,320	Y		3.4	296	12	1	N	Masonry Wall/Steel Roof
Cleveland III	1986	68,535	Y		3.4	586	12	1	N	Masonry Wall/Steel Roof
Cleveland IV	1978	72,750	Y		3.5	643	5	1	Y	Masonry Wall/Steel Roof
Cleveland V	1979	75,212	Y		3.1	638	9	1&2	Y	Masonry Wall/Steel Roof
Cleveland VI	1979	47,221	Y		2.6	379	8	1	Y	Masonry Wall/Steel Roof
Cleveland VII	1977	70,170	Y		4.3	591	13	1	Y	Masonry Wall/Steel Roof
Cleveland VIII	1970	47,605	Y		5.7	438	6	1	N	Masonry Wall/Steel Roof
Cleveland IX	1982	54,880	Y		4.4	297	5	1	N	Masonry Wall/Steel Roof
Cleveland 10-Avon	1989	46,898	Y		5.8	374	6	1	N	Metal Wall/Metal Roof
Warren-Elm	1986	60,200	Y		7.3	477	8	1	Y	Masonry Wall/Metal Roof
Warren-Youngstown	1986	58,987	Y		5.0	521	11	1	N	Masonry Wall/Metal Roof


Batavia	1988	61,818	Y		5.5	547	9	1	N	Metal Wall/Steel Roof
Pennsylvania				94%
Allentown	1983	40,800	Y		6.3	341	7	1	Y	Masonry Wall/Shingle Roof
Sharon	1975	37,940	Y		3.0	294	5	1	Y	Steel Bldg./Steel Roof
Harrisburg I	1983	49,120	Y		4.1	444	9	1	Y	Masonry Wall/Steel Roof
Harrisburg II	1985	59,365	Y		9.2	292	10	1	Y	Masonry Wall/Steel Roof
Pittsburgh	1990	57,365	Y		3.4	504	6	1	Y	Steel Bldg./Steel Roof
Pittsburgh II	1983	102,330	Y		4.8	746	4	2	Y	Masonry Wall/Shingled Roof
Harrisburg-Peiffers	1984	63,740	Y		4.1	604	9	1	Y	Masonry Wall/Metal Roof
Rhode Island				89%
East Greenwich	1984	45,600	Y		2.9	411	9	1	Y	Metal Wall/Metal Roof
Frenchtown	1988	31,310	Y		2.0	309	4	1	N	Metal Wall/Metal Roof
W. Warwick	1986/94	52,376	Y		2.3	484	4	1	N	Metal Wall/Steel Roof
Providence	1984	38,550	Y		3.7	386	7	1	Y	Masonry Wall/Tar & Gravel Roof
South Carolina				82%
Charleston I	1985	49,654	Y		3.3	397	11	1	Y	Steel Bldg./Mas. Wall/Steel Roof
Columbia I	1985	47,800	Y		3.3	393	7	1	Y	Steel Bldg./Steel Roof
Columbia II	1987	58,480	Y		6.0	444	8	1	N	Steel Bldg./Steel Roof
Columbia III	1989	41,390	Y		3.5	329	5	2	Y	Steel Bldg./Steel Roof
Columbia IV	1986	57,360	Y		5.6	441	7	1	Y	Steel Bldg./Steel Roof
Spartanburg	1989	40,450	Y		3.6	341	6	1	Y	Steel Bldg./Steel Roof
Charlestown II	1985	40,318	Y		2.2	331	10	1	Y	Masonry Wall/Steel Roof
Columbia	1985	73,550	Y		5.0	777	17	1	Y	Masonry Wall/Steel Roof
Myrtle Beach	1984	62,087	Y		4.8	588	12	1	N	Masonry Wall/Steel Roof
Tennessee				78%
Chattanooga-Lee Hwy	1987	37,937	Y		3.3	393	6	1	N	Masonry Wall/Metal Roof
Chattanooga-Hwy 58	1985	35,460	Y		2.4	295	4	1	Y	Masonry Wall/Metal Roof
Hendersonville	1986/97	93,955	Y		5.7	651	16	1	Y	Masonry Wall/Metal Roof
Texas				78%
Arlington I	1987	45,815	Y		2.3	382	7	1	Y	Masonry Wall/Steel Roof
Arlington II	1986	67,220	Y		3.8	280	11	1	Y	Masonry Wall/Steel Roof
Ft. Worth	1986	40,850	Y		2.4	333	3	1	Y	Masonry Wall/Asphalt Roof
San Antonio I	1986	48,200	Y		3.9	414	12	1	Y	Masonry Wall/Steel Roof
San Antonio II	1986	39,870	Y		1.9	283	7	1	Y	Masonry Wall/Steel Roof
San Antonio III	1981	48,782	Y		2.6	469	5	1	Y	Masonry Wall/Steel Roof
Universal	1985	35,160	Y		2.4	375	8	1	Y	Masonry Wall/Steel Roof
San Antonio IV	1995	62,870	Y		5.4	592	11	1	Y	Steel Bldg./Steel Roof
Houston-Eastex	1993/95	83,650	Y		6.4	660	6	1	Y	Metal Wall/Steel Roof
Houston-Nederland	1995	61,731	Y		6.3	531	1	1	Y	Metal Wall/Steel Roof


Houston-College	1995	35,650	Y	1.8	316	1	1	Y	Metal Wall/Steel Roof
Dallas-Skillman	1975	121,026	Y	5.9	1,080	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Centennial	1977	102,637	Y	6.7	994	8	1&2	Y	Masonry Wall/Steel Roof
Dallas-Samuell	1975	79,046	Y	3.8	784	6	1&2	Y	Masonry Wall/Steel Roof
Dallas-Hargrove	1975	71,879	Y	3.1	734	5	1&2	Y	Masonry Wall/Steel Roof
Houston-Antoine	1984	76,620	Y	4.1	657	9	1	Y	Metal Wall/Metal Roof
Katy	1994	43,995	Y	8.6	437	10	1	Y	Metal Wall/Metal Roof
Humble	1986	63,599	Y	2.3	583	6	1	Y	Masonry Wall/Metal Roof
Houston-Old Katy	1996	52,860	Y	3.0	490	19	1	Y	Masonry Wall/Shingle Roof
Webster-Hwy 3	1997	55,350	Y	3.3	536	6	1	Y	Masonry Wall/Metal Roof
Carrollton	1997	51,315	Y	3.2	490	5	1	Y	Masonry Wall/Metal Roof
San Marcos	1994	61,590	Y	5.0	428	18	1	N	Metal Wall/Metal Roof
Austin-McNeil	1994	73,115	Y	7.0	561	19	1	Y	Metal Wall/Metal Roof
Austin-FM	1996	59,910	Y	4.9	388	9	1	Y	Metal Wall/Metal Roof
Euless	1996	93,480	Y	7.5	517	9	1	Y	Metal Wall/Metal Roof
N. Richland Hills	1996	86,890	Y	7.4	613	11	1	Y	Metal Wall/Metal Roof
Katy-Franz	1993	67,235	Y	7.2	531	10	1	Y	Metal Wall/Metal Roof
Cedar Hill	1985	52,735	Y	3.0	410	16	1	Y	Metal Wall/Metal Roof
Seabrook	1996	61,225	Y	4.3	511	5	1	Y	Metal Wall/Metal Roof
Houston-Westward	1996	125,844	Y	6.1	1,160	11	1&2	Y	Masonry Wall/Tar-Gravel Roof
Houston-Boone	1996	45,460	Y	2.3	430	4	1	Y	Masonry Wall/Metal Roof
Houston-Cook	1996	60,455	Y	3.0	490	7	1	Y	Masonry Wall/Metal Roof
Houston-Harwin	1996	77,454	Y	2.8	650	3	1&2	Y	Masonry Wall/Tar-Gravel Roof
Houston-Hempstead	1996	99,153	Y	3.5	888	10	1&2	Y	Masonry Wall/Metal Roof
Houston-Kuykendahl	1996	102,550	Y	4.8	789	12	1	Y	Masonry Wall/Metal Roof
Houston-Hwy 249	1996	54,996	Y	2.9	537	4	1	Y	Masonry Wall/Metal Roof
Mesquite-Hwy 80	1996	63,440	Y	6.1	640	6	1&2	Y	Masonry Wall/Tar-Gravel Roof
Mesquite-Franklin	1996	83,705	Y	3.2	753	13	1	Y	Masonry Wall/Metal Roof
Dallas-Plantation	1996	61,865	Y	2.4	507	10	1&2	Y	Masonry Wall/Metal Roof
San Antonio-Hunt	1996	63,645	Y	4.1	579	15	1	Y	Masonry Wall/Metal Roof
Humble	1996	115,595	Y	5.9	802	4	1	N	Metal Wall/Metal Roof
Pasadena	1996	55,360	Y	3.2	500	1	1	N	Metal & MasonryWall/Metal Roof
League City	1996	72,070	Y	4.4	552	6	1&2	N	Metal & MasonryWall/Metal Roof
Montgomery	1996	44,400	Y	2.5	391	1	1	N	Metal Wall/Metal Roof
Texas City	1996	55,700	Y	3.4	466	3	1	N	Metal & Masonry Wall/Metal Roof
Houston-Hwy 6	1996	47,475	Y	2.6	432	1	1	N	Metal Wall/Metal Roof
Lumberton	1996	45,040	Y	4.1	386	5	1	N	Metal Wall/Metal Roof
Dallas-Duncanville	1995/99	81,735	N	5.0	635	16	1	Y	Masonry Wall/Metal Roof
Dallas-Harry Hines	1998/01	66,363	N	2.5	480	1	1	Y	Masonry Wall/Metal Roof


Virginia				87%
Newport News I	1988	58,305	Y		3.2	476	7	1	Y	Steel Bldg./Steel Roof
Alexandria	1984	76,240	Y		3.2	1,142	4	2	Y	Masonry Wall/Tar & Gravel Roof
Norfolk I	1984	50,430	Y		2.7	379	7	1	Y	Steel Bldg./Steel Roof
Norfolk II	1989	45,275	Y		2.1	351	4	1	Y	Masonry Wall/Steel Roof
Richmond	1987	51,615	Y		2.7	523	5	1	Y	Masonry Wall/Steel Roof
Newport News II	1988/93	63,535	Y		4.7	412	8	1	Y	Steel Bldg./Steel Roof
Lynchburg-Lakeside	1982	58,278	Y		5.3	533	10	1	N	Masonry Wall/Steel Roof
Lynchburg-Timberlake	1985	43,830	Y		2.3	353	4	1	N	Masonry Wall/Steel Roof
Lynchburg-Amherst	1987	23,618	Y		1.5	208	3	1	N	Masonry Wall/Metal Roof
Christiansburg	1985/90	37,468	Y		3.2	345	6	1	Y	Masonry Wall/Metal Roof
Chesapeake	1988/95	43,225	Y		12.0	395	8	1	Y	Metal Wall/Steel Roof
Danville	1988	49,792	Y		3.2	408	8	1	N	Steel Wall/Metal Roof
Chesapeake-Military	1996	58,505	Y		3.0	526	3	1	N	Masonry Wall/Metal Roof
Chesapeake-Volvo	1995	73,975	Y		4.0	630	4	1	N	Masonry Wall/Metal Roof
Virginia Beach-Shell	1991	52,626	Y		2.5	553	5	1	N	Masonry Wall/Metal Roof
Virginia Beach-Central	1993/95	96,031	Y		5.0	881	6	1	N	Masonry Wall/Metal Roof
Norfolk-Naval Base	1975	126,358	Y		5.2	1,244	11	1	N	Masonry Wall/Metal Roof
Lynchburg-Timberlake	1990/96	50,165	Y		5.2	472	7	1	N	Masonry Wall/Metal Roof
Total for all Properties		14,853,829		85%	1,085	128,792	2,054


Item 3.	Legal Proceedings

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

Quarter 2002	High	Low
1st	32.0700	28.8000
2nd	34.1700	29.8800
3rd	34.2000	27.9500
4th	30.4900	26.3800
Quarter 2003	High	Low
1st	29.0100	25.4100
2nd	31.5000	27.9600
3rd	33.4800	30.2300
4th	37.5600	32.6000

          As of March 1, 2004, there were approximately 1,122 holders of record of the Company's Common Stock.

          We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

          For federal income tax purposes distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2003 represent 65% ordinary income and 35% return of capital.


History of Dividends Declared on Common Stock
1st Quarter, 2002	$0.5900 per share
2nd Quarter, 2002	$0.5900 per share
3rd Quarter, 2002	$0.6000 per share
4th Quarter, 2002	$0.6000 per share
1st Quarter, 2003	$0.6000 per share
2nd Quarter, 2003	$0.6000 per share
3rd Quarter, 2003	$0.6025 per share
4th Quarter, 2003	$0.6025 per share


Item 6.	Selected Financial Data
	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001	2000	1999

Operating Data
Operating revenues	$ 113,161	$ 102,141	$ 91,012	$ 90,152	$ 84,078
Net income	28,423	26,301	24,189	25,707	25,585
Net income per common share - basic	1.47	1.66	1.74	1.89	1.96
Net income per common share - diluted	1.46	1.64	1.72	1.89	1.96
Dividends declared per common share	2.41	2.38	2.34	2.30	2.26

Balance Sheet Data Investment in storage facilities at cost	$739,836	$710,841	$611,289	$562,721	$556,473
Total assets	683,457	652,337	567,838	547,139	529,719
Total debt	255,819	252,452	241,190	231,223	203,253
Total liabilities	285,876	278,755	255,999	246,309	218,281
Series B preferred stock	28,585	28,585	28,585	28,585	28,585
Series C preferred stock	67,129	67,129	-	-	-

Other Data
Net cash provided by operating activities	$ 52,073	$ 45,610	$ 40,922	$ 39,428	$ 41,001
Net cash used in investing activities	(31,271)	(99,244)	(17,751)	(25,274)	(51,335)
Net cash (used in) provided by financing activities	(2,764)	53,814	(22,709)	(13,765)	8,382
Funds from operations available to common shareholders (1)	37,615	37,033	35,148	33,663	35,299

(1) We believe that Funds from Operations ("FFO") provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an understanding of our operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  We believe that to further understand our performance, FFO should be considered along with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

          When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures and others; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully extend its truck leasing program and Dri-Guard product roll-out; the Company's reliance on its call center; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes that may change the taxability of future income.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. We base these estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of our storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the


undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2003 and 2002, no assets had been determined to be impaired under this policy, and, accordingly, this policy had no impact on our financial position or results of operations.

          Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations.

          Qualification as a REIT: We operate, and intend to continue to operate, as a REIT under the Internal Revenue Code of 1986 (the Code), but no assurance can be given that it will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. If we fail to qualify as a REIT, any requirement to pay federal income taxes could have a material adverse impact on our financial conditions and results of operations.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO
YEAR ENDED DECEMBER 31, 2002

          We recorded rental revenues of $110.2 million for the year ended December 31, 2003, an increase of $10.2 million or 10.2% when compared to 2002 rental revenues of $100.0 million. Of this increase, $4.8 million resulted from a 5% increase in rental revenues at the 230 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2002). The increase in same store rental revenues was achieved primarily through rate increases on select units, and improved responsiveness to customer demand created by our centralized call center and the availability of rental trucks at 158 of our stores. Occupancy levels grew slightly, and while the extensive discounting and promotional advertising seen in 2002 diminished, the storage industry as a whole was affected by a sluggish economy and a steady increase in supply of new storage units. The remaining $5.4 million increase in rental revenues resulted from the acquisition of two stores during 2003 and from having the 2002 acquisitions included for a full year of operations. Other income increased $0.8 million due to increased insurance sales and the additional revenue generated by truck rentals.

          Property operating and real estate tax expense increased $5.6 million or 16.7% in 2003 compared to 2002. Of this, $1.7 million was incurred by the facilities acquired in 2003 and from having the 2002 acquisitions included for a full year of operations. The remaining $3.9 million increase was due to increased insurance, personnel, truck expense, maintenance, and increased property taxes at the 230 core properties considered same stores. While the trend of the past three years has been one of increasing operating costs, we expect this to subside in 2004 and 2005, as many of the new initiatives (increased store hours, truck availability and enhanced security and communication technologies) are now in place and related costs should not increase significantly. Nonetheless, the expenses related to operating a self-storage facility have increased substantially since 2001, and while current operating margins are expected to be sustained, it is not likely that much improvement will be seen in the coming years as a result of cost reductions.


          General and administrative expenses increased $1.0 million or 12.0%. The increase primarily resulted from increased cost in our call center, new training center, and the increased costs associated with operating the properties acquired in 2003 and 2002.

          Depreciation and amortization expense increased to $19.0 million from $17.4 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2003 and a full year of depreciation on 2002 acquisitions.

          Income from operations increased from $42.6 million in 2002 to $45.4 million in 2003 as a result of the aforementioned items.

          Interest expense increased from $14.7 million to $15.1 million as a result of higher interest rates associated with the fixed rate debt entered into in September 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO
YEAR ENDED DECEMBER 31, 2001

          Rental revenues were $100.0 million for the year ended December 31, 2002, an increase of $10.9 million or 12.2% when compared to 2001 rental revenues of $89.1 million. Of this increase, $1.2 million resulted from a 1.3% increase in revenues at the 222 core properties considered in same store sales. The remaining $9.7 million increase in rental revenues resulted from the acquisition of 23 stores during 2002 and from having the 2001 acquisitions included for a full year of operations. Other income increased $0.2 million due to increased insurance sales and the additional revenue generated by truck rentals.

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

          General and administrative expenses increased $0.6 million or 7.0%. The increase includes additional costs of approximately $2.3 million, which primarily resulted from increased cost in our call center and the increased costs associated with operating the properties acquired in 2002. The 2001 general and administrative expenses included a $1.7 million expense in connection with the lawsuit settlement - see Note 15 of the financial statements. There was no such charge in 2002.

          Depreciation and amortization expense increased to $17.4 million from $15.0 million, primarily as a result of additional depreciation taken on real estate assets acquired in 2002 and a full year of depreciation on 2001 acquisitions.

          Income from operations increased from $39.5 million in 2001 to $42.6 million in 2002 as a result of the aforementioned items.


          Interest expense increased from $13.9 million to $14.7 million as a result of higher rates associated with the mortgage debt incurred on the consolidated joint venture properties and the effect of interest rate swap agreements entered into during 2001.


RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
	For Year Ended December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Net income	$28,423	$ 26,301	$ 24,189	$ 25,707	$ 25,585
Minority interest in income	1,790	1,990	1,617	1,812	1,762
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	18,149	16,497	14,122	13,446	12,359
Gain on sale of real estate	-	-	-	(2,161)	(652)
Depreciation and amortization from unconsolidated joint ventures	460	400	633	202	-
Write-off of unamortized financing fees	713	-	-	-	-
Preferred stock dividends	(8,818)	(4,863)	(2,955)	(2,955)	(1,239)
Funds from operations allocable to minority interest in Operating Partnership	(1,563)	(1,647)	(2,333)	(2,388)	(2,516)
Funds from operations allocable to minority interest in Locke Sovran II	(1,539)	(1,645)	(125)	-	-
Funds from operations available to common shareholders	$37,615	$ 37,033	$ 35,148	$ 33,663	$ 35,299

          We believe that Funds from Operations ("FFO") provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an understanding of our operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  We believe that to further understand our performance, FFO should be considered along with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

          Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2006, at which time our revolving line of credit matures.


          Cash flows from operating activities were $52.1 million, $45.6 million and $40.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase for each year is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization.

          On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. Our new unsecured line of credit provides availability up to $75 million (expandable to $100 million), of which $9 million was drawn on December 31, 2003. The revolving line of credit facility matures in September 2006 and bears interest at a variable rate equal to LIBOR plus 1.375%. We also entered into a $100 million term note through September 2008 at a variable rate equal to LIBOR plus 1.50%.

          In addition to the line of credit and term note mentioned above, we also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.

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

          Principal maturities of the mortgage for the next five years are as follows: 2004, $0.7 million; 2005, $0.8 million; 2006, $0.9 million; 2007, $0.9 million; and 2008, $1.0 million.

In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+). We have the ability to retire our Series B Preferred Stock issue at any time after July 31, 2004. Should market conditions be favorable, and if by so doing our capital position would be enhanced, it is expected that this issue would be redeemed at a total cost of $30 million. If we elect to redeem this stock, we would use the proceeds from our Dividend Reinvestment and Direct Stock Purchase Plan to fund the redemption. In accordance with Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", we would expect to record a reduction of approximately $1.4 million from net income to arrive at net income available to common shareholders relating to the difference between the Series B Preferred Stock carrying value and the expected redemption amount should the issue be redeemed.

          On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. We immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of the line of credit.


          From January 1, 2003 through December 31, 2003, we acquired 145,816 shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2003, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

          During 2003, we issued approximately 1,421,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $42 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

          Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

CONTRACTUAL OBLIGATIONS

          The following table summarizes our future contractual obligations:

Payments due by period
Contractual obligations	Total	2004	2005-2006	2007-2008	2009 and thereafter

Line of credit	$9.0 million	-	$9.0 million	-	-
Term notes	$200.0 million	-	-	$100.0 million	$100.0 million
Building lease	$2.8 million	$0.4 million	$0.8 million	$0.8 million	$0.8 million
Total	$211.8 million	$0.4 million	$9.8 million	$100.8 million	$100.8 million

          The above amounts for the line of credit and term notes exclude interest.

ACQUISITION OF PROPERTIES

          During 2003, we used operating cash flow and borrowings pursuant to the line of credit to acquire two Properties in Texas comprising 148,098 square feet from unaffiliated storage operators. In 2002, we along with the consolidated joint venture used borrowings pursuant to the line of credit and a mortgage to acquire 23 Properties comprising 1.5 million square feet. At December 31, 2003, we owned and/or operated 266 self-storage facilities in 21 states. Of these facilities, 11 are managed by us for Locke Sovran I, LLC, an unconsolidated joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2003, we had no contracts to acquire additional properties.


          We also intend to expand and enhance certain of our existing facilities by building additional storage buildings on presently vacant land and by installing climate control and enhanced security systems at selected sites.

DISPOSITION OF PROPERTIES

          During 2001, we sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          In 2000, we sold seven Properties for approximately $20 million, recognizing a gain of $2.1 million. The gain recognized represents the proportion of the total gain not related to our ongoing ownership interest. The Properties were sold to an unconsolidated joint venture in which we retained a 45% interest and whose properties we manage for an ongoing fee. We invested $5 million of the proceeds to fund our 45% interest in the venture and received a short-term promissory note of approximately $15 million. The note was repaid in 2001 and we used the proceeds to pay down our outstanding line of credit, freeing up working capital for acquisitions and expansions done in 2001.

          We may seek to sell additional Properties to similar joint venture programs or third parties in 2004. On February 20, 2004, we sold our facility in Allentown, PA to an independent operator resulting in a gain of approximately $0.9 million and, at March 1, 2004, have negotiated agreements to sell two of our properties in Ohio to another independent operator.

INVESTMENT IN JOINT VENTURES

          Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which operates 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.

          In December 2000, we contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2003, our share of Locke Sovran I, LLC's income was $86,000, which is recorded as equity in income of joint ventures on the consolidated statements of income. We manage the storage facilities for Locke Sovran I, LLC and received fees of $311,000, $290,000, and $413,000, for the years ended 2003, 2002, and 2001, respectively.

          We also have a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2003. The majority of the $1.0 million investment relates to interest bearing loans made by us to the joint venture. For the year ended December 31, 2003, our share of Iskalo Office Holdings, LLC's income was $59,000. We paid rent to Iskalo Office Holdings, LLC of $393,000 in 2003 and $225,000 in 2002 and 2001. Also, during 2003 the Company purchased a tract of land from Iskalo Office Holdings, LLC for $1.2 million.

          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2003 is as follows:


(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 39,333	$ -
Investment in office building	-	6,051
Other assets	1,691	392
Total Assets	$ 41,024	$ 6,443
Due to the Company	$ 2,133	$ 1,418
Mortgage payable	30,018	5,800
Other liabilities	692	90
Total Liabilities	32,843	7,308
Unaffiliated partners' equity (deficiency)	4,445	(458)
Company equity (deficiency)	3,736	(407)
Total Liabilities and Partners' Equity (deficiency)	$ 41,024	$ 6,443
Income Statement Data:
Total revenues	$ 6,224	$ 994
Total expenses	6,032	873
Net income	$ 192	$ 121

          We do not expect to have material future cash outlays relating to these joint ventures and we do not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

          As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2004 may be applied toward our 2003 distribution requirement.

          As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2003, our percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation.


INTEREST RATE RISK

          At December 31, 2003, we have three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2006 enabling us to borrow funds at rates of LIBOR plus 1.375%, an unsecured term note at rates of LIBOR plus 1.5% through September 2008, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above described interest rate swap agreements, we have fixed our interest rate through November 2005 on $9 million at 6.735%, and $41 million at 6.86%, through October 2006 on $50 million at 5.985%, and through September 2008 on $29 million at 6.305%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $129 million of our debt through the interest rate swap termination dates.

          Through November 2005, all of our $209 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $209 million at December 31, 2003, a 1% increase in interest rates would have no effect on our interest expense.

INFLATION

          We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.

SEASONALITY

          Our revenues typically have been higher in the third and fourth quarters, primarily because we increase rental rates on most of our storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to affect materially distributions to shareholders.

RECENT ACCOUNTING PRONOUNCEMENT

          In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i)


the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

          In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-Special Purpose Entities created prior to February 1, 2003, but do not expect a material impact to our financial position, results of operations, and cash flows.

          Effective June 2003, the Company adopted FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (Statement No. 150). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) SFAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150", which defers certain provisions of Statement No. 150 as they apply to mandatorily redeemable noncontrolling interests. The deferral is expected to remain in effect while those issues are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the Business Combination project. Adoption of Statement No. 150 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.


Item 8.	Financial Statements and Supplementary Data

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2003	2002
Assets
Investment in storage facilities:
Land	$ 136,424	$ 132,853
Building and equipment	603,412	577,988
	739,836	710,841
Less: accumulated depreciation	(92,498)	(75,344)
Investment in storage facilities, net	647,338	635,497
Cash and cash equivalents	20,101	2,063
Accounts receivable	1,641	1,785
Receivable from related parties	95	98
Receivable from joint ventures	2,133	2,023
Investment in joint ventures	2,926	3,386
Prepaid expenses	3,144	2,719
Other assets	6,079	4,766
Total Assets	$ 683,457	$ 652,337
Liabilities
Line of credit	$9,000	$128,000
Term notes	200,000	75,000
Accounts payable and accrued liabilities	10,132	4,788
Deferred revenue	3,498	3,468
Fair value of interest rate swap agreements	7,835	10,256
Accrued dividends	8,592	7,791
Capital lease obligations	-	1,933
Mortgage payable	46,819	47,519
Total Liabilities	285,876	278,755
Minority interest - Operating Partnership	13,671	14,277
Minority interest - consolidated joint venture	15,713	16,531

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	67,129	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 14,259,863 shares outstanding (12,984,339 at December 31, 2002)	154	140
Additional paid-in capital	356,875	317,423
Unearned restricted stock	(1,722)	(2,134)


Dividends in excess of net income	(48,069)	(35,124)
Accumulated other comprehensive income (loss)	(7,580)	(10,020)
Treasury stock at cost, 1,171,886 shares (1,026,070 shares at December 31, 2002)	(27,175)	(23,225)
Total Shareholders' Equity	368,197	342,774

Total Liabilities and Shareholders' Equity	$683,457	$652,337
See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001

Revenues
Rental income	$ 110,223	$ 99,987	$ 89,116
Other operating income	2,938	2,154	1,896
Total operating revenues	113,161	102,141	91,012

Expenses
Property operations and maintenance	29,021	24,284	20,517
Real estate taxes	10,118	9,265	7,981
General and administrative	9,616	8,586	8,026
Depreciation and amortization	18,980	17,392	15,035
Total operating expenses	67,735	59,527	51,559

Income from operations	45,426	42,614	39,453

Other income (expenses)
Interest expense	(15,102)	(14,664)	(13,940)
Interest income	416	356	395
Write-off of unamortized financing fees due to debt retirement	(713)	-	-
Minority interest - Operating Partnership	(1,176)	(1,180)	(1,542)
Minority interest - consolidated joint venture	(614)	(810)	(75)
Equity in income (losses) of joint ventures	186	(15)	(102)

Net Income	28,423	26,301	24,189
Preferred stock dividends	(8,818)	(5,093)	(2,955)
Net income available to common shareholders	$ 19,605	$ 21,208	$ 21,234

Per Common Share:
Earnings per common share - basic	$ 1.47	$ 1.66	$ 1.74
Earnings per common share - diluted	$ 1.46	$ 1.64	$ 1.72

Dividends declared per common share	$ 2.41	$ 2.38	$ 2.34

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	9.85% Series B Preferred Stock Shares	9.85% Series B Preferred Stock	8.375% Series C Preferred Stock Shares	8.375% Series C Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Treasury Stock	Total Equity
Balance January 1, 2001	1,200,000	$ 28,585	-	$ -	12,028,687	$ 128	$ 283,745	$ (550)	$ (18,282)	$ -	$ (16,228)	$ 277,398
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	221,303	2	5,207	-	-	-	-	5,209
Exercise of stock options	-	-	-	-	52,500	1	1,095	-	-	-	-	1,096
Issuance of restricted stock	-	-	-	-	78,365	1	1,851	(1,852)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	424	-	-	-	424
Deferred compensation outside directors	-	-	-	-	-	-	69	-	-	-	-	69
Purchase of treasury shares	-	-	-	-	(66,753)	-	-	-	-	-	(1,809)	(1,809)
Shares issued from conversion of partnership units	-	-	-	-	40,859	-	1,091	-	-	-	-	1,091
Carrying value in excess of redemption value on redeemed partnership units	-	-	-	-	-	-	777	-	-	-	-	777
Net income	-	-	-	-	-	-	-	-	24,189	-	-	24,189
Increase in fair value of derivatives	-	-	-	-	-	-	-	-	-	373	-	373
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	24,562
Dividends	-	-	-	-	-	-	-	-	(31,653)	-	-	(31,653)
Balance December 31, 2001	1,200,000	28,585	-	-	12,354,961	132	293,835	(1,978)	(25,746)	373	(18,037)	277,164
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	549,720	6	16,440	-	-	-	-	16,446
Issuance of 8.375% Series C Convertible Preferred Stock	-	-	2,800,000	67,129	-	-	977	-	(230)	-	-	67,876
Exercise of stock options	-	-	-	-	247,775	2	5,646	-	-	-	-	5,648
Issuance of restricted stock	-	-	-	-	18,500	-	586	(586)	-	-	-	-


Earned portion of restricted stock	-	-	-	-	-	-	-	430	-	-	-	430
Deferred compensation outside directors	-	-	-	-	-	-	89	-	-	-	-	89
Purchase of treasury shares	-	-	-	-	(186,617)	-	-	-	-	-	(5,188)	(5,188)
Carrying value less than redemption value on redeemed partnership units	-	-	-	-	-	-	(150)	-	-	-	-	(150)
Net income	-	-	-	-	-	-	-	-	26,301	-	-	26,301
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	(10,393)	-	(10,393)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	15,908
Dividends	-	-	-	-	-	-	-	-	(35,449)	-	-	(35,449)
Balance December 31, 2002	1,200,000	28,585	2,800,000	67,129	12,984,339	140	317,423	(2,134)	(35,124)	$(10,020)	$ (23,225)	$342,774
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	1,098,230	11	34,588	-	-	-	-	34,599
Exercise of stock options	-	-	-	-	323,110	3	7,726	-	-	-	-	7,729
Earned portion of restricted stock	-	-	-	-	-	-	-	412	-	-	-	412
Deferred compensation outside directors	-	-	-	-	-	-	96	-	-	-	-	96
Value of Series C Preferred Stock placement certificate	-	-	-	-	-	-	(2,958)	-	-	-	-	(2,958)
Purchase of treasury shares	-	-	-	-	(145,816)	-	-	-	-	-	(3,950)	(3,950)
Net income	-	-	-	-	-	-	-	-	28,423	-	-	28,423
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	2,440	-	2,440
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	30,863
Dividends	-	-	-	-	-	-	-	-	(41,368)	-	-	(41,368)
Balance December 31, 2003	1,200,000	$ 28,585	2,800,000	$ 67,129	14,259,863	$ 154	$ 356,875	$ (1,722)	$ (48,069)	$ (7,580)	$ (27,175)	$368,197

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2003	2002	2001

Operating Activities
Net income	$ 28,423	$ 26,301	$ 24,189
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing costs	713	-	-
Depreciation and amortization	18,980	17,392	15,035
Equity in (income) losses of joint ventures	(186)	15	102
Minority interest	1,790	1,990	1,617
Restricted stock earned	411	430	424
Changes in assets and liabilities:
Accounts receivable	144	(587)	91
Fees receivable from joint ventures	-	-	711
Prepaid expenses	(420)	13	(472)
Accounts payable and other liabilities	2,310	220	(626)
Deferred revenue	(92)	(164)	(149)
Net cash provided by operating activities	52,073	45,610	40,922

Investing Activities
Acquisition of storage facilities	(8,187)	(79,216)	(12,956)
Improvements and equipment additions	(22,977)	(17,934)	(18,527)
(Advances) reimbursement of advances to joint ventures	(110)	(2,118)	14,654
Receipts from related parties	3	24	1,885
Other assets	-	-	(2,807)
Net cash used in investing activities	(31,271)	(99,244)	(17,751)

Financing Activities
Net proceeds from sale of common stock	42,425	22,034	6,374
Net proceeds from sale of preferred stock and common stock warrants	-	67,876	-
Proceeds from line of credit	9,000	-	10,000
Paydown of line of credit	(128,000)	(6,000)	-
Proceeds from term notes	200,000	-	-
Paydown of term notes	(75,000)	(30,000)	-
Proceeds from mortgage financing	-	48,000	-
Financing costs	(2,927)	(460)	(398)
Dividends paid - common stock	(31,750)	(30,089)	(28,382)
Dividends paid - preferred stock	(8,818)	(4,863)	(2,955)
Distributions from unconsolidated joint venture	646	1,032	-
Minority interest distributions	(2,752)	(2,694)	(1,728)


Purchase of treasury stock	(3,950)	(5,188)	(1,809)
Redemption of operating partnership units	(462)	(3,163)	(3,778)
Mortgage principal and capital lease payments	(1,176)	(2,671)	(33)
Net cash (used in) provided by financing Activities	(2,764)	53,814	(22,709)
Net increase in cash	18,038	180	462
Cash at beginning of period	2,063	1,883	1,421
Cash at end of period	$ 20,101	$ 2,063	$ 1,883

	Year Ended December 31,
(dollars in thousands)	2003	2002	2001
Supplemental cash flow information
Cash paid for interest	$ 13,344	$ 14,465	$ 14,416

Capital lease obligations incurred	1,529	2,183	-
Capital lease obligations discharged	(2,986)	-	-
Storage facilities acquired through issuance of an ownership interest in the consolidated joint venture	-	-	17,000
Fair value of net liabilities assumed on the acquisition of storage facilities	212	559	165

Dividends declared but unpaid at December 31, 2003, 2002 and 2001 were $8,592, $7,791, and $7,293, respectively.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sovran Self Storage, Inc. - December 31, 2003

1.  ORGANIZATION

          Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At December 31, 2003, the Company owned and/or managed 266 self-storage properties under the "Uncle Bob's Self Storage" Registered trade name in 21 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership, holding a 96.35% ownership interest therein as of December 31, 2003. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

          The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, which is a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that are not majority owned are reported using the equity method.

          Cash and Cash Equivalents: The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

          Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2003, 2002, and 2001 were $0.6 million, $0.6 million, and $0.4 million, respectively.

          Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), management fees, insurance commissions, and truck rentals.

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

          Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash


flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2003 and 2002, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company's financial position or results of operations.

          Other Assets: Included in other assets are intangible assets of $3.3 million and a note receivable of $2.8 million. The intangible assets at December 31, 2003, consist primarily of loan acquisition costs of approximately $3.6 million, net of accumulated amortization of approximately $0.3 million. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $0.9 million, $1.0 million and $1.1 million for the periods ended December 31, 2003, 2002 and 2001, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

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

Pro Forma
(dollars in thousands, except per share data)	2003	2002	2001
Net income available to common shareholders as reported	$ 19,605	$ 21,208	$ 21,234
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(200)	(202)	(188)
Pro forma net income available to common shareholders	$ 19,405	$ 21,006	$ 21,046
Earnings per common share
Basic - as reported	$ 1.47	$ 1.66	$ 1.74
Basic - pro forma	$ 1.45	$ 1.65	$ 1.72
Diluted - as reported	$ 1.46	$ 1.64	$ 1.72
Diluted - pro forma	$ 1.44	$ 1.62	$ 1.71

           Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5% for 2003, 4.0% for 2002, and 5.0% for 2001;


dividend yield of 7.0% for 2003, 8.0% for 2002, and 10.7% for 2001; volatility factor of the expected market price of the Company's common stock of .19 for 2003, and .21 for 2002 and .23 for 2001. The average fair value of options granted was $2.21 in 2003, $1.98 in 2002, and $.93 in 2001.

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

           Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2003, Operating Partnership minority interest ownership was 540,745 Units, or 3.65%.

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

           Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders' equity. Comprehensive income was $30.9 million, $15.9 million and $24.6 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

          Recent Accounting Pronouncements: In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an


entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The Company is currently evaluating the impact of adopting FIN 46-R applicable to entities that are not special purpose entities created prior to February 1, 2003 but does not expect a material impact.

          Effective June 2003, the Company adopted FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (Statement No. 150). Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability. Many of these instruments were previously classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB issued FASB Staff Position (FSP) SFAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150", which defers certain provisions of Statement No. 150 as they apply to mandatorily redeemable noncontrolling interests. The deferral is expected to remain in effect while those issues are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the Business Combination project. Adoption of Statement No. 150 did not have a material effect on the Company's consolidated financial statements.

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

(Amounts in thousands, except per share data)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
________________________________________________________________________________
Numerator: Net income available to common shareholders	$ 19,605	$ 21,208	$ 21,234
________________________________________________________________________________


Denominator Denominator for basic earnings per share - weighted average shares	13,346	12,766	12,215
Effect of Dilutive Securities: Stock options and warrants	127	179	101
________________________________________________________________________________
Denominator for diluted earnings per share - adjusted weighted - average shares and assumed conversion	13,473	12,945	12,316
________________________________________________________________________________
Basic Earnings per Common Share	$ 1.47	$ 1.66	$ 1.74
________________________________________________________________________________
Diluted Earnings per Common Share	$ 1.46	$ 1.64	$ 1.72
________________________________________________________________________________

          Potential common shares from the Series C Convertible Cumulative Preferred Stock, see Note 12, were excluded from the 2003 and 2002 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2003 and December 31, 2002.

(Dollars in thousands)	2003	2002
____________________________________________________________________
Cost:
Beginning balance	$710,841	$611,289
Acquisition of storage facilities	9,842	81,819
Improvements and equipment additions	22,977	17,934
Dispositions	(3,824)	(201)
____________________________________________________________________
Ending balance	$739,836	$710,841
____________________________________________________________________
Accumulated Depreciation:
Beginning balance	$ 75,344	$ 59,091
Additions during the year	18,079	16,344
Dispositions	(925)	(91)
____________________________________________________________________
Ending balance	$ 92,498	$ 75,344
____________________________________________________________________


          During 2003 the Company acquired two storage facilities, one in August for $5.2 million and one in October for $4.6 million. Substantially all of the purchase price of these two facilities was allocated to land and building and the operating results of the acquired facilities have been included in the Company's operations since the respective acquisition dates.

5.  UNSECURED LINE OF CREDIT AND TERM NOTE

          The Company had a $150 million revolving line of credit at LIBOR plus 1.375% and a $75 million term loan due November 2003 at LIBOR plus 1.75%. The facility was scheduled to mature November 2003; the facility was paid off in 2003 with the proceeds of the new debt agreements described below.

          On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. The new agreements provide for a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at December 31, 2003 on the Company's line of credit before the effect of interest rate swaps was approximately 2.5% (3.0% at December 31, 2002). At December 31, 2003, there was $66 million available on the revolving line of credit excluding the amount available on the expansion feature.

          The Company recorded an expense of $713,000 during 2003, representing the unamortized financing costs relating to the credit facilities that were replaced by the new credit arrangements.

          The net carrying amount of the Company's debt instruments approximates fair value.

6.  MORTGAGE PAYABLE AND CAPITAL LEASE OBLIGATIONS

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year mortgage bears interest at the fixed rate of 7.19%. The outstanding balance on the mortgage is $46.8 million at December 31, 2003. Principal maturities of the mortgage for the next five years are as follows: 2004, $0.7 million; 2005, $0.8 million; 2006, $0.9 million; 2007, $0.9 million; and 2008, $1.0 million.

          During 2002, the Company entered into lease agreements, qualifying as capital leases, for trucks to be used at its storage facilities. On December 31, 2003, the Company purchased the entity from which it was leasing the trucks. The purchase price of $3.3 million was allocated to the cost of the trucks. This purchase resulted in the discharge of the capital lease obligations.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

          Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps require the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an


amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2003 and 2002.

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

          The 2001 interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company; as such, there was no impact upon adoption of SFAS No. 133 at January 1, 2001. During 2003, 2002, and 2001, the net reclassification from AOCI to interest expense was $4.8 million, $4.0 million and $1.1 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.8 million in 2004. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $7.8 million and $10.3 million at December 31, 2003, and 2002 respectively.

8.  STOCK OPTIONS

          The Company established the 1995 Award and Option Plan (the "Plan") for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value at the date of grant. As of December 31, 2003, options for 368,165 shares were outstanding under the Plan and options for 365,360 shares of common stock were available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the annual granting of options to purchase 3,500 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted


under the Non-employee Plan is equal to fair market value at date of grant. As of December 31, 2003, options for 75,500 shares were outstanding under the Non-employee Plan and options for 48,500 shares of common stock were available for future issuance.

          The Company has also issued 132,340 shares of restricted stock to employees which vest over four to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $31.65. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

          A summary of the Company's stock option activity and related information for the years ended December 31 follows:

	2003		2002		2001
________________________________________________________________________________
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
________________________________________________________________________________
Outstanding at beginning of year:	734,775	$ 23.08	902,550	$ 23.14	639,050	$ 23.67

Granted	32,000	30.42	80,000	30.92	329,500	21.71
Exercised	(323,110)	23.92	(247,775)	22.80	(52,500)	20.77
Forfeited	-	-	-	-	(13,500)	20.75
________________________________________________________________________________
Outstanding at end of year	443,665	$ 24.71	734,775	$ 23.08	902,550	$ 23.14
________________________________________________________________________________
Exercisable at end of year	174,415	$ 26.27	317,030	$ 25.39	417,370	$ 24.55
________________________________________________________________________________

          At December 31, 2003, there were 245,500 options outstanding at exercise prices ranging from $19.07 to $24.99 and 198,165 options outstanding at exercise prices ranging from $25.00 to $33.40. The weighted average remaining contractual life of those options is 6.67 years. As disclosed further in Note 12, warrants to purchase 379,166 common shares of the Company at a price of $32.60 per share are outstanding at December 31, 2003.

9.  RETIREMENT PLAN

          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $119,000, $92,000, and $63,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

          In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% that was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Company's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the year ended December 31, 2003, the Company's share of Locke Sovran I, LLC's income was $86,000 and the amortization of the deferred gain was $40,000, both of which are recorded as equity in income of joint ventures on the consolidated statements of income. The Company manages the storage facilities for Locke Sovran I, LLC and received fees of $311,000, $290,000, and $413,000, for the years ended 2003, 2002, and 2001, respectively.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2003. The $1.0 million investment relates to interest bearing loans made by the Company to the joint venture less the Company's share of losses incurred to date. For the year ended December 31, 2003, the Company's share of Iskalo Office Holdings, LLC's income was $59,000. The Company paid rent to Iskalo Office Holdings, LLC of $393,000 in 2003 and $255,000 in 2002 and 2001. Also, during 2003 the Company purchased a tract of land from Iskalo Office Holdings, LLC for $1.2 million.


          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2003 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 39,333	$ -
Investment in office building	-	6,051
Other assets	1,691	392
Total Assets	$ 41,024	$ 6,443
Due to the Company	$ 2,133	$ 1,418
Mortgage payable	30,018	5,800
Other liabilities	692	90
Total Liabilities	32,843	7,308
Unaffiliated partners' equity (deficiency)	4,445	(458)
Company equity (deficiency)	3,736	(407)
Total Liabilities and Partners' Equity (deficiency)	$ 41,024	$ 6,443
Income Statement Data:
Total revenues	$ 6,224	$ 994
Total expenses	6,032	873
Net income	$ 192	$ 121

          The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

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


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

Series C

         On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses.

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

         In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised. This arrangement expires on November 30, 2007. Based upon the Company's common stock price at December 31, 2003, the Company has recorded a $3.0 million liability relating to the placement certificate arrangement.

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


13.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (dollars in thousands, except per share data).

2003 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
__________________________________________
Operating revenue	$ 27,055	$ 27,921	$ 29,190	$ 28,995
Net Income	$ 6,685	$ 7,562	$ 7,013	$ 7,163
Net income available to common shareholders	$ 4,481	$ 5,358	$ 4,809	$ 4,957
Net Income Per Common Share
Basic	$ 0.35	$ 0.41	$ 0.36	$ 0.36
Diluted	$ 0.34	$ 0.41	$ 0.35	$ 0.35

2002 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
__________________________________________
Operating revenue	$ 24,167	$ 25,177	$ 26,249	$ 26,548
Net Income	$ 6,109	$ 6,645	$ 6,837	$ 6,710
Net income available to common shareholders	$ 5,370	$ 5,906	$ 5,049	$ 4,883
Net Income Per Common Share
Basic	$ 0.43	$ 0.47	$ 0.39	$ 0.37
Diluted	$ 0.42	$ 0.46	$ 0.38	$ 0.37

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


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


The Board of Directors and Shareholders
Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the management of Sovran Self Storage, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Buffalo, New York
January 28, 2004


Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9a.	Controls and Procedures

         The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part III
Item 10.	Directors and Executive Officers of the Registrant

          The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 13, 2004, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.

Item 11.	Executive Compensation

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 13, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 13, 2004.

Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004.


Item 14.	Principal Accountant Fees and Services

         The information required herein is incorporated by reference to "Appointment of Independent Accountants" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004.

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2003 and 2002.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2003, 2002, and 2001.
	(iii)	Consolidated Statements of Shareholders' Equity for Years Ended December 31, 2003, 2002, and 2001.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002, and 2001.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2003 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

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


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

10.2*	Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Registrant and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Registrant and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Registrant and David L. Rogers.

10.6	Sovran Self Storage, Inc. 1995 Award and Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed March 28, 2002.)

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed March 28, 2002.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.9*	Restricted Stock Agreement between the Registrant and David L. Rogers.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.


10.11*	Form of Pledge Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.12*	Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.

10.14*	Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.15*	Form of Facilities Services Agreement between the Registrant and Williamsville Properties, Inc.
10.19**

Securities Purchase Agreement among Registrant, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors.

10.20**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership.
10.21**	Registration Rights Agreement.
10.22	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association. (Incorporated by reference to the same numbered exhibit to Registrant's Form 10-K filed March 27, 2003.)
10.23 ***	Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein.
10.24 ***	Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein.
12.1	Statement Re: Computation of Earnings to Fixed Charges.

21	Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.


32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.
**	Incorporated by reference to the same numbered exhibits as filed in the Company's Current Report on Form 8-K, filed July 12, 2002.
***	Incorporated by reference to the same numbered exhibits as filed in the Company's Quarterly Report on Form 10-Q, filed November 12, 2003.
(b) Reports on Form 8-K: The Company furnished a Current Report on Form 8-K dated November 10, 2003, attaching a press release announcing earnings for the quarter ended September 30, 2003.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2004	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 12, 2004
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004
/s/ John Burns John Burns	Director	March 12, 2004
/s/ Michael A. Elia Michael A. Elia	Director	March 12, 2004
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 12, 2004
/s/ Charles E. Lannon Charles E. Lannon	Director	March 12, 2004


Sovran Self Storage, Inc.

Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2003
		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accumulated Depreciation	Acquired

Boston-Metro I	MA		$ 363	$ 1,679	$ 329	$ 363	$ 2,008	$ 2,371	$ 420	6/26/95
Boston-Metro II	MA		680	1,616	223	680	1,839	2,519	389	6/26/95
E. Providence	RI		345	1,268	216	344	1,485	1,829	322	6/26/95
Charleston I	SC		416	1,516	294	416	1,810	2,226	416	6/26/95
Lakeland I	FL		397	1,424	193	397	1,617	2,014	363	6/26/95
Charlotte	NC		308	1,102	424	308	1,526	1,834	292	6/26/95
Tallahassee I	FL		770	2,734	1,693	770	4,427	5,197	814	6/26/95
Youngstown	OH		239	1,110	301	239	1,411	1,650	342	6/26/95
Cleveland-Metro I	OH		179	836	409	179	1,245	1,424	260	6/26/95
Cleveland-Metro II	OH		701	1,659	530	701	2,189	2,890	436	6/26/95
Tallahassee II	FL		204	734	689	204	1,423	1,627	244	6/26/95
Pt. St. Lucie	FL		395	1,501	305	395	1,806	2,201	428	6/26/95
Deltona	FL		483	1,752	445	483	2,197	2,680	465	6/26/95
Middletown	NY		224	808	707	224	1,515	1,739	309	6/26/95
Buffalo I	NY		423	1,531	1,443	497	2,900	3,397	561	6/26/95
Rochester I	NY		395	1,404	193	395	1,597	1,992	340	6/26/95
Salisbury	MD		164	760	243	164	1,003	1,167	209	6/26/95
New Bedford	MA		367	1,325	321	367	1,646	2,013	398	6/26/95
Fayetteville	NC		853	3,057	370	853	3,427	4,280	711	6/26/95
Allentown	PA		199	921	868	203	1,785	1,988	317	6/26/95
Jacksonville I	FL		152	728	267	152	995	1,147	254	6/26/95
Columbia I	SC		268	1,248	232	268	1,480	1,748	349	6/26/95
Rochester II	NY		230	847	238	234	1,081	1,315	234	6/26/95
Savannah I	GA		463	1,684	1,330	463	3,014	3,477	534	6/26/95
Greensboro	NC		444	1,613	381	444	1,994	2,438	453	6/26/95


Raleigh I	NC	649	2,329	391	649	2,720	3,369	598	6/26/95
New Haven	CT	387	1,402	433	387	1,835	2,222	363	6/26/95
Atlanta-Metro I	GA	844	2,021	356	844	2,377	3,221	513	6/26/95
Atlanta-Metro II	GA	302	1,103	175	303	1,277	1,580	322	6/26/95
Buffalo II	NY	315	745	793	315	1,538	1,853	238	6/26/95
Raleigh II	NC	321	1,150	277	321	1,427	1,748	320	6/26/95
Columbia II	SC	361	1,331	309	374	1,627	2,001	372	6/26/95
Columbia III	SC	189	719	319	189	1,038	1,227	249	6/26/95
Columbia IV	SC	488	1,188	314	488	1,502	1,990	357	6/26/95
Atlanta-Metro III	GA	430	1,579	199	430	1,778	2,208	439	6/26/95
Orlando I	FL	513	1,930	283	513	2,213	2,726	517	6/26/95
Spartanburg	SC	331	1,209	153	331	1,362	1,693	333	6/26/95
Sharon	PA	194	912	255	194	1,167	1,361	264	6/26/95
Ft. Lauderdale	FL	1,503	3,619	426	1,503	4,045	5,548	893	6/26/95
West Palm I	FL	398	1,035	161	398	1,196	1,594	300	6/26/95
Atlanta-Metro IV	GA	423	1,015	251	424	1,265	1,689	297	6/26/95
Atlanta-Metro V	GA	483	1,166	194	483	1,360	1,843	321	6/26/95
Atlanta-Metro VI	GA	308	1,116	335	308	1,451	1,759	367	6/26/95
Atlanta-Metro VII	GA	170	786	285	174	1,067	1,241	259	6/26/95
Atlanta-Metro VIII	GA	413	999	433	413	1,432	1,845	354	6/26/95
Baltimore I	MD	154	555	239	155	793	948	180	6/26/95
Baltimore II	MD	479	1,742	801	479	2,543	3,022	478	6/26/95
Augusta I	GA	357	1,296	409	357	1,705	2,062	349	6/26/95
Macon I	GA	231	1,081	229	231	1,310	1,541	292	6/26/95
Melbourne I	FL	883	2,104	1,369	883	3,473	4,356	666	6/26/95
Newport News	VA	316	1,471	544	316	2,015	2,331	450	6/26/95
Pensacola I	FL	632	2,962	758	651	3,701	4,352	824	6/26/95
Augusta II	GA	315	1,139	411	315	1,550	1,865	326	6/26/95
Hartford-Metro I	CT	715	1,695	418	715	2,113	2,828	434	6/26/95
Atlanta-Metro IX	GA	304	1,118	519	304	1,637	1,941	341	6/26/95
Alexandria	VA	1,375	3,220	794	1,376	4,013	5,389	816	6/26/95
Pensacola II	FL	244	901	232	244	1,133	1,377	310	6/26/95
Melbourne II	FL	834	2,066	177	835	2,242	3,077	579	6/26/95
Hartford-Metro II	CT	234	861	1,044	612	1,527	2,139	246	6/26/95
Atlanta-Metro X	GA	256	1,244	250	256	1,494	1,750	349	6/26/95
Norfolk I	VA	313	1,462	551	313	2,013	2,326	411	6/26/95
Norfolk II	VA	278	1,004	221	278	1,225	1,503	315	6/26/95
Birmingham I	AL	307	1,415	324	307	1,739	2,046	374	6/26/95
Birmingham II	AL	730	1,725	392	730	2,117	2,847	465	6/26/95
Montgomery I	AL	863	2,041	421	863	2,462	3,325	525	6/26/95
Jacksonville II	FL	326	1,515	286	326	1,801	2,127	386	6/26/95


Pensacola II	FL		369	1,358	1,056	369	2,414	2,783	460	6/26/95
Pensacola IV	FL		244	1,128	143	244	1,271	1,515	320	6/26/95
Pensacola V	FL		226	1,046	452	226	1,498	1,724	341	6/26/95
Tampa I	FL		1,088	2,597	670	1,088	3,267	4,355	712	6/26/95
Tampa II	FL		526	1,958	542	526	2,500	3,026	582	6/26/95
Tampa III	FL		672	2,439	428	672	2,867	3,539	636	6/26/95
Jackson I	MS		343	1,580	192	343	1,772	2,115	425	6/26/95
Jackson II	MS		209	964	402	209	1,366	1,575	337	6/26/95
Richmond	VA		443	1,602	537	443	2,139	2,582	460	8/25/95
Orlando II	FL		1,161	2,755	699	1,162	3,453	4,615	717	9/29/95
Birmingham III	AL		424	1,506	497	424	2,003	2,427	511	1/16/96
Macon II	GA		431	1,567	521	431	2,088	2,519	395	12/1/95
Harrisburg I	PA		360	1,641	352	360	1,993	2,353	435	12/29/95
Harrisburg II	PA	(1)	627	2,224	553	648	2,756	3,404	548	12/29/95
Syracuse I	NY		470	1,712	925	472	2,635	3,107	413	12/27/95
Ft. Myers	FL		205	912	148	206	1,059	1,265	303	12/28/95
Ft. Myers II	FL		412	1,703	319	413	2,021	2,434	557	12/28/95
Newport News II	VA		442	1,592	129	442	1,721	2,163	361	1/5/96
Montgomery II	AL		353	1,299	213	353	1,512	1,865	337	1/23/96
Charlestown II	SC		237	858	356	232	1,219	1,451	256	3/1/96
Tampa IV	FL		766	1,800	528	766	2,328	3,094	409	3/28/96
Arlington I	TX		442	1,767	234	442	2,001	2,443	385	3/29/96
Arlington II	TX		408	1,662	384	408	2,046	2,454	464	3/29/96
Ft. Worth	TX		328	1,324	171	328	1,495	1,823	296	3/29/96
San Antonio I	TX		436	1,759	840	436	2,599	3,035	465	3/29/96
San Antonio II	TX		289	1,161	333	289	1,494	1,783	331	3/29/96
Syracuse II	NY		481	1,559	1,557	671	2,926	3,597	417	6/5/96
Montgomery III	AL		279	1,014	350	433	1,210	1,643	283	5/21/96
West Palm II	FL		345	1,262	178	345	1,440	1,785	291	5/29/96
Ft. Myers III	FL		229	884	265	229	1,149	1,378	211	5/29/96
Pittsburgh	PA		545	1,940	200	545	2,140	2,685	412	6/19/96
Lakeland II	FL		359	1,287	929	359	2,216	2,575	382	6/26/96
Springfield	MA		251	917	1,387	297	2,258	2,555	364	6/28/96
Ft. Myers IV	FL		344	1,254	220	344	1,474	1,818	289	6/28/96
Baltimore III	MD		777	2,770	134	777	2,904	3,681	550	7/26/96
Jacksonville III	FL		568	2,028	722	568	2,750	3,318	499	8/23/96
Jacksonville IV	FL		436	1,635	397	436	2,032	2,468	416	8/26/96
Pittsburgh II	PA		627	2,257	748	631	3,001	3,632	588	8/28/96
Jacksonville V	FL		535	2,033	184	538	2,214	2,752	485	8/30/96
Charlotte II	NC		487	1,754	92	487	1,846	2,333	345	9/16/96
Charlotte III	NC		315	1,131	239	315	1,370	1,685	243	9/16/96


Orlando III	FL		314	1,113	566	314	1,679	1,993	297	10/30/96
Rochester III	NY		704	2,496	476	707	2,969	3,676	473	12/20/96
Youngstown II	OH		600	2,142	175	600	2,317	2,917	407	1/10/97
Akron	OH		413	1,478	130	413	1,608	2,021	280	1/10/97
Cleveland III	OH		751	2,676	548	751	3,224	3,975	560	1/10/97
Cleveland IV	OH		725	2,586	829	725	3,415	4,140	585	1/10/97
Cleveland V	OH	(1)	637	2,918	710	641	3,624	4,265	684	1/10/97
Cleveland VI	OH		495	1,781	401	495	2,182	2,677	392	1/10/97
Cleveland VII	OH		761	2,714	590	761	3,304	4,065	617	1/10/97
Cleveland VIII	OH		418	1,921	985	418	2,906	3,324	512	1/10/97
Cleveland IX	OH		606	2,164	271	606	2,435	3,041	439	1/10/97
Grand Rapids II	MI		219	790	633	219	1,423	1,642	251	1/17/97
Holland	MI		451	1,830	1,027	451	2,857	3,308	545	1/17/97
San Antonio III	TX	(1)	474	1,686	161	474	1,847	2,321	322	1/30/97
Universal	TX		346	1,236	140	346	1,376	1,722	247	1/30/97
San Antonio IV	TX		432	1,560	1,391	432	2,951	3,383	375	1/30/97
Houston-Eastex	TX		634	2,565	890	634	3,455	4,089	501	3/26/97
Houston-Nederland	TX		566	2,279	155	566	2,434	3,000	414	3/26/97
Houston-College	TX		293	1,357	195	293	1,552	1,845	268	3/26/97
Lynchburg-Lakeside	VA		335	1,342	819	335	2,161	2,496	330	3/31/97
Lynchburg-Timberlake	VA		328	1,315	572	328	1,887	2,215	333	3/31/97
Lynchburg-Amherst	VA		155	710	206	152	919	1,071	186	3/31/97
Christiansburg	VA		245	1,120	142	245	1,262	1,507	218	3/31/97
Chesapeake	VA		260	1,043	474	260	1,517	1,777	230	3/31/97
Danville	VA		326	1,488	47	326	1,535	1,861	263	3/31/97
Orlando-W 25th St.	FL		289	1,160	322	290	1,481	1,771	240	3/31/97
Delray I-Mini	FL		491	1,756	510	491	2,266	2,757	405	4/11/97
Savannah II	GA		296	1,196	135	296	1,331	1,627	241	5/8/97
Delray II-Safeway	FL		921	3,282	313	921	3,595	4,516	612	5/21/97
Cleveland X-Avon	OH		301	1,214	869	304	2,080	2,384	267	6/4/97
Dallas-Skillman	TX		960	3,847	891	960	4,738	5,698	872	6/30/97
Dallas-Centennial	TX		965	3,864	940	943	4,826	5,769	856	6/30/97
Dallas-Samuell	TX	(1)	570	2,285	431	570	2,716	3,286	524	6/30/97
Dallas-Hargrove	TX		370	1,486	294	370	1,780	2,150	388	6/30/97
Houston-Antione	TX		515	2,074	316	515	2,390	2,905	465	6/30/97
Atlanta-Alpharetta	GA		1,033	3,753	291	1,033	4,044	5,077	728	7/24/97
Atlanta-Marietta	GA	(1)	769	2,788	87	771	2,873	3,644	490	7/24/97
Atlanta-Doraville	GA		735	3,429	131	735	3,560	4,295	591	8/21/97
Greensboro-Hilltop	NC		268	1,097	144	268	1,241	1,509	207	9/25/97
GreensboroStgCch	NC		89	376	930	89	1,306	1,395	154	9/25/97
Baton Rouge-Airline	LA	(1)	396	1,831	290	396	2,121	2,517	365	10/9/97


Baton Rouge-Airline2	LA		282	1,303	131	282	1,434	1,716	271	11/21/97
Harrisburg-Peiffers	PA		635	2,550	122	637	2,670	3,307	413	12/3/97
Chesapeake-Military	VA		542	2,210	160	542	2,370	2,912	376	2/5/98
Chesapeake-Volvo	VA		620	2,532	755	620	3,287	3,907	446	2/5/98
Virginia Beach Shell	VA		540	2,211	136	540	2,347	2,887	375	2/5/98
Virginia Beach Central	VA		864	3,994	512	864	4,506	5,370	679	2/5/98
Norfolk-Naval Base	VA		1,243	5,019	555	1,243	5,574	6,817	808	2/5/98
Tampa-E. Hillsborough	FL		709	3,235	589	709	3,824	4,533	686	2/4/98
Harriman	NY		843	3,394	263	843	3,657	4,500	560	2/4/98
Greenboro-High Point	NC		397	1,834	355	397	2,189	2,586	332	2/10/98
Lynchburg-Timberlake	VA		488	1,746	275	488	2,021	2,509	289	2/18/98
Salem	MA		733	2,941	628	733	3,569	4,302	544	3/3/98
Chattanooga-Lee Hwy.	TN		384	1,371	241	384	1,612	1,996	290	3/27/98
Chattanooga-Hwy. 58	TN		296	1,198	557	296	1,755	2,051	242	3/27/98
Ft. Oglethorpe	GA		349	1,250	267	349	1,517	1,866	215	3/27/98
Birmingham-Walt	AL		544	1,942	563	544	2,505	3,049	445	3/27/98
East Greenwich	RI		702	2,821	609	702	3,430	4,132	464	3/26/98
Durham-Hillborough	NC		775	3,103	466	775	3,569	4,344	502	4/9/98
Durham-Cornwallis	NC		940	3,763	390	940	4,153	5,093	585	4/9/98
Hendersonville	TN		1,050	4,203	168	1,050	4,371	5,421	626	4/9/98
Salem-Policy	NH		742	2,977	75	742	3,052	3,794	440	4/7/98
Warren-Elm	OH	(1)	522	1,864	174	532	2,028	2,560	324	4/22/98
Warren-Youngstown	OH		512	1,829	124	512	1,953	2,465	275	4/22/98
Waterford-Highland	MI		1,487	5,306	588	1,487	5,894	7,381	857	4/28/98
Indian Harbor	FL		662	2,654	199	662	2,853	3,515	412	6/2/98
Jackson 3 - I55	MS		744	3,021	59	744	3,080	3,824	460	5/13/98
Katy-N. Fry	TX		419	1,524	509	419	2,033	2,452	241	5/20/98
Hollywood-Sheridan	FL		1,208	4,854	171	1,208	5,025	6,233	730	7/1/98
Pompano Beach - Atlantic	FL		944	3,803	200	944	4,003	4,947	577	7/1/98
Pompano Beach - Sample	FL		903	3,643	296	903	3,939	4,842	559	7/1/98
Boca Raton-18th St.	FL		1,503	6,059	461	1,503	6,520	8,023	917	7/1/98
Vero Beach	FL		489	1,813	40	489	1,853	2,342	290	6/12/98
Humble	TX		447	1,790	545	447	2,335	2,782	313	6/16/98
Houston-Old Katy	TX	(1)	659	2,680	59	659	2,739	3,398	380	6/19/98
Webster	TX		635	2,302	55	635	2,357	2,992	341	6/19/98
Carrollton	TX		548	1,988	246	548	2,234	2,782	305	6/19/98
Hollywood-N. 21st.	FL		840	3,373	218	840	3,591	4,431	514	8/3/98
San Marcos	TX		324	1,493	307	324	1,800	2,124	259	6/30/98
Austin-McNeil	TX		492	1,995	189	510	2,166	2,676	313	6/30/98
Austin-FM	TX		484	1,951	146	481	2,100	2,581	305	6/30/98
Jacksonville-Center	NC		327	1,329	63	327	1,392	1,719	202	8/6/98


Jacksonville-Gum Branch	NC		508	1,815	169	508	1,984	2,492	280	8/17/98
Jacksonville-N. Marine	NC		216	782	342	216	1,124	1,340	205	9/24/98
Euless	TX		550	1,998	119	550	2,117	2,667	291	9/29/98
N. Richland Hills	TX		670	2,407	779	670	3,186	3,856	343	10/9/98
Batavia	OH		390	1,570	152	390	1,722	2,112	251	11/19/98
Jackson-N. West	MS		460	1,642	310	460	1,952	2,412	361	12/1/98
Katy-Franz	TX		507	2,058	88	507	2,146	2,653	282	12/15/98
W. Warwick	RI		447	1,776	644	447	2,420	2,867	282	2/2/99
Lafayette-Pinhook 1	LA		556	1,951	750	556	2,701	3,257	451	2/17/99
Lafayette-Pinhook 2	LA		708	2,860	139	708	2,999	3,707	380	2/17/99
Lafayette-Ambassador	LA		314	1,095	455	314	1,550	1,864	287	2/17/99
Lafayette-Evangeline	LA		188	652	615	188	1,267	1,455	225	2/17/99
Lafayette-Guilbeau	LA		963	3,896	108	963	4,004	4,967	505	2/17/99
Gilbert-Elliott Rd.	AZ		651	2,600	603	772	3,082	3,854	338	5/18/99
Glendale-59th Ave.	AZ		565	2,596	122	565	2,718	3,283	326	5/18/99
Mesa-Baseline	AZ		330	1,309	81	330	1,390	1,720	169	5/18/99
Mesa-E. Broadway	AZ		339	1,346	128	339	1,474	1,813	177	5/18/99
Mesa-W. Broadway	AZ		291	1,026	152	291	1,178	1,469	141	5/18/99
Mesa-Greenfield	AZ		354	1,405	114	354	1,519	1,873	181	5/18/99
Phoenix-Camelback	AZ		453	1,610	160	453	1,770	2,223	212	5/18/99
Phoenix-Bell	AZ		872	3,476	274	872	3,750	4,622	499	5/18/99
Phoenix-35th Ave.	AZ		849	3,401	351	849	3,752	4,601	422	5/21/99
Westbrook	ME		410	1,626	345	410	1,971	2,381	225	8/2/99
Cocoa	FL		667	2,373	496	667	2,869	3,536	328	9/29/99
Cedar Hill	TX		335	1,521	186	335	1,707	2,042	206	11/9/99
Monroe	NY		276	1,312	40	276	1,352	1,628	142	2/2/00
N. Andover	MA		633	2,573	93	633	2,666	3,299	265	2/15/00
Seabrook	TX		633	2,617	88	633	2,705	3,338	281	3/1/00
Plantation	FL		384	1,422	90	384	1,512	1,896	158	5/2/00
Birmingham-Bessemer	AL		254	1,059	75	254	1,134	1,388	97	11/15/00
Dracut	MA	(1)	1,035	3,737	102	1,035	3,839	4,874	206	12/1/01
Methuen	MA	(1)	1,024	3,649	67	1,024	3,716	4,740	197	12/1/01
Columbia	SC	(1)	883	3,139	104	883	3,243	4,126	182	12/1/01
Myrtle Beach	SC	(1)	552	1,970	205	552	2,175	2,727	126	12/1/01
Kingsland	GA	(1)	470	1,902	400	470	2,302	2,772	135	12/1/01
Saco	ME	(1)	534	1,914	60	534	1,974	2,508	105	12/3/01
Plymouth	MA		1,004	4,584	131	1,004	4,715	5,719	235	12/19/01
Sandwich	MA	(1)	670	3,060	135	670	3,195	3,865	165	12/19/01
Syracuse	NY	(1)	294	1,203	173	294	1,376	1,670	78	2/5/02
Houston-Westward	TX	(1)	853	3,434	337	855	3,769	4,624	180	2/13/02
Houston-Boone	TX	(1)	250	1,020	36	252	1,054	1,306	54	2/13/02


Houston-Cook	TX	(1)	285	1,160	48	287	1,206	1,493	63	2/13/02
Houston-Harwin	TX	(1)	449	1,816	50	451	1,864	2,315	93	2/13/02
Houston-Hempstead	TX	(1)	545	2,200	102	546	2,301	2,847	113	2/13/02
Houston-Kuykendahl	TX	(1)	517	2,090	369	519	2,457	2,976	122	2/13/02
Houston-Hwy 249	TX	(1)	299	1,216	236	301	1,450	1,751	70	2/13/02
Mesquite-Hwy 80	TX	(1)	463	1,873	103	465	1,974	2,439	97	2/13/02
Mesquite-Franklin	TX	(1)	734	2,956	56	736	3,010	3,746	148	2/13/02
Dallas-Plantation	TX	(1)	394	1,595	48	395	1,642	2,037	84	2/13/02
San Antonio-Hunt	TX	(1)	381	1,545	41	383	1,584	1,967	81	2/13/02
Humble-5250 FM	TX		919	3,696	222	919	3,918	4,837	147	6/19/02
Pasadena	TX		612	2,468	23	612	2,491	3,103	96	6/19/02
League City	TX		689	3,159	27	689	3,186	3,875	122	6/19/02
Montgomery	TX		817	3,286	19	817	3,305	4,122	127	6/19/02
Texas City	TX		817	3,286	45	817	3,331	4,148	127	6/19/02
Houston-Hwy 6	TX		407	1,650	76	407	1,726	2,133	65	6/19/02
Lumberton	TX		817	3,287	75	817	3,362	4,179	128	6/19/02
The Hamptons	NY		2,207	8,866	197	2,207	9,063	11,270	225	12/16/02
The Hamptons	NY		1,131	4,564	303	1,131	4,867	5,998	119	12/16/02
The Hamptons	NY		635	2,918	132	635	3,050	3,685	76	12/16/02
The Hamptons	NY		1,251	5,744	199	1,252	5,942	7,194	148	12/16/02
Dallas	TX		1,039	4,201	8	1,039	4,209	5,248	36	8/26/03
Dallas	TX		827	3,776	5	827	3,781	4,608	24	10/1/03
Corporate Office	NY		0	68	7,072	1,170	5,970	7,140	1,035	1/1/95
			$134,179	$505,889	$ 99,768	$136,424	$603,412	$739,836	$ 92,498

(1) These properties are encumbered through one mortgage loan with an outstanding balance of $46.8 million at December 31, 2003.


	December 31, 2003		December 31, 2002		December 31, 2001
Cost:
Balance at beginning of period		$ 710,841		$ 611,289		$ 562,721
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 11,007 21,812		$ - 81,819 17,934		$ - 30,269 18,527
		32,819		99,753		48,796
Deductions during period: Cost of real estate sold	(3,824)	(3,824)	(201)	(201)	(228)	(228)

Balance at close of period		$739,836		$710,841		$611,289

Accumulated Depreciation:
Balance at beginning of period		$ 75,344		$ 59,091		$ 45,253
Additions during period: Depreciation expense	$ 18,079	18,079	$ 16,344	16,344	$ 13,918	13,918

Deductions during period:
Accumulated depreciation of real estate sold	(925)	(925)	(91)	(91)	(80)	(80)
Balance at close of period		$ 92,498		$ 75,344		$ 59,091


Exhibit (12.1)

Statement Re: Computation of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands

	Year ended December 31,
	2003	2002	2001	2000	1999
Earnings:
Net income available to common shareholders	$19,605	$21,208	$21,234	$22,752	$24,346
Fixed charges	25,534	20,805	17,955	21,279	15,944
Earnings (1)	45,139	42,013	39,189	44,031	40,290

Fixed charges:
Interest expense	15,102	14,664	13,940	17,497	13,927
Preferred stock dividends	8,818	5,093	2,955	2,955	1,239
Amortization of financing fees	1,614	1,048	1,060	827	778
Fixed charges (2)	$25,534	$20,805	$17,955	$21,279	$15,944

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	1.77	2.02	2.18	2.07	2.53


Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) and the Registration Statement (Form S-8 No. 333-42272) pertaining to the 1995 Award and Option Plan and to the 1995 Outside Directors' Stock Option Plan, the Registration Statement (Form S-8 No. 333-42270) pertaining to the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc., the Registration Statement (Form S-3 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc., the Registration Statement (Form S-8 No. 333-73806) pertaining to the 1995 Award and Option Plan, the Registration Statement (Form S-3 No. 333-97715) pertaining to the Series C Convertible Cumulative Preferred Stock; Common Stock underlying the Series C Convertible Cumulative Preferred Stock; Common Stock Warrants and Common Stock underlying the Common Stock Warrants, and the Registration Statement (Form S-8 333-107464) pertaining to the 1995 Outside Directors' Stock Option Plan of our report dated January 28, 2004 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

We also consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-51169) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in the related Prospectus of our report dated January 28, 2004 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Ernst & Young LLP

Buffalo, New York
March 11, 2004


Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:          March 12, 2004
/ S / Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer


Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

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

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:          March 12, 2004
/ S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer


Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Each of the undersigned of Sovran Self Storage, Inc. (the "Company") does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1)

The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          March 12, 2004

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer