Form 10-Q
period 2004-03-31
SOVRAN SELF STORAGE INC
filed 2004-05-10
CIK 944314


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

As of May 5, 2004 there were outstanding 14,870,496 shares of the registrant's Common Stock, $.01 par value.


Part 1.	Financial Information
Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	March 31, 2004 (unaudited)	December 31, 2003
Assets
Investment in storage facilities:
Land	$ 137,288	$ 134,579
Building and equipment	609,340	594,402
	746,628	728,981
Less: accumulated depreciation	(95,504)	(91,015)
Investment in storage facilities, net	651,124	637,966
Cash and cash equivalents	25,390	20,101
Accounts receivable	1,337	1,631
Receivable from related parties	90	95
Receivable from joint ventures	2,161	2,133
Investment in joint ventures	2,874	2,926
Prepaid expenses	2,978	3,104
Other assets	5,898	6,079
Net assets of discontinued operations	3,732	9,307
Total Assets	$ 695,584 ======	$ 683,342 ======
Liabilities
Line of credit	$ 10,000	$ 9,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	10,619	10,070
Deferred revenue	3,930	3,445
Fair value of interest rate swap agreements	8,828	7,835
Accrued dividends	8,909	8,592
Mortgage payable	46,633	46,819
Total Liabilities	288,919	285,761
Minority interest - Operating Partnership	12,941	13,671
Minority interest - consolidated joint venture	15,488	15,713

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	67,129	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 14,771,974 shares outstanding (14,259,863 at December 31, 2003)	159	154
Additional paid-in capital	371,737	356,875
Unearned restricted stock	(2,019)	(1,722)
Dividends in excess of net income	(51,607)	(48,069)
Accumulated other comprehensive loss	(8,573)	(7,580)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	378,236	368,197
Total Liabilities and Shareholders' Equity	$ 695,584 ======	$ 683,342 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2004 to March 31, 2004	January 1, 2003 to March 31, 2003
Revenues:
Rental income	$ 27,825	$ 26,129
Other operating income	759	582
Total revenues	28,584	26,711

Expenses:
Property operations and maintenance	7,442	6,747
Real estate taxes	2,751	2,608
General and administrative	2,463	2,310
Depreciation and amortization	4,704	4,619
Total operating expenses	17,360	16,284

Income from operations	11,224	10,427
Other income (expense):
Interest expense	(4,138)	(3,557)
Interest income	113	104
Minority interest - Operating Partnership	(313)	(286)
Minority interest - consolidated joint venture	(77)	(163)
Equity in income of joint ventures	45	2
Income from continuing operations	6,854	6,527
Income from discontinued operations (Note 5)	721	158
Net Income	7,575	6,685
Preferred stock dividends	(2,204)	(2,204)
Net income available to common shareholders	$ 5,371 ========	$ 4,481 ========

Per common share - basic:
Continuing operations	$ 0.32	$ 0.34
Discontinued operations	0.05	0.01
	$ 0.37 ========	$ 0.35 ========
Per common share - diluted:
Continuing operations	$ 0.32	$ 0.33
Discontinued operations	0.05	0.01
	$ 0.37 ========	$ 0.34 ========

Common shares used in basic earnings per share calculation	14,519,510	12,970,273
Common shares used in diluted earnings per share calculation	14,707,935	13,066,565

Dividends declared per common share	$ 0.6025 =========	$ 0.6000 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2004 to March 31, 2004	January 1, 2003 to March 31, 2003
Operating Activities
Income from continuing operations	$ 6,854	$ 6,527
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,704	4,619
Equity in income of joint ventures	(45)	(2)
Minority interest	390	449
Restricted stock earned	86	109
Changes in assets and liabilities:
Accounts receivable	301	368
Prepaid expenses	158	31
Accounts payable and other liabilities	(1,528)	(1,463)
Deferred revenue	386	438
Net cash provided by operating activities	11,306	11,076

Investing Activities
Additions to storage facilities	(17,618)	(3,288)
Net proceeds from sale of storage facilities	6,107	-
Advances to joint ventures	(28)	(171)
Receipts from related parties	5	-
Net cash used in investing activities	(11,534)	(3,459)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	16,557	2,973
Paydown of line of credit and term notes	(9,000)	(2,000)
Proceeds from line of credit and term notes	10,000	10,000
Dividends paid-common stock	(8,592)	(7,791)
Dividends paid-preferred stock	(2,204)	(2,204)
Distributions from unconsolidated joint venture	97	123
Minority interest distributions	(616)	(719)
Purchase of treasury stock	-	(3,950)
Redemption of Operating Partnership Units	(729)	-
Mortgage and capital lease principal payments	(186)	(312)
Net cash provided by (used in) financing activities	5,327	(3,880)
Net increase in cash from continuing operations	5,099	3,737
Cash provided by discontinued operations	190	220
Cash at beginning of period	20,101	2,063
Cash at end of period	$ 25,390 ========	$ 6,020 =========
Supplemental cash flow information Cash paid for interest	$ 5,532	$ 3,557
Fair value of net liabilities assumed on the acquisition of storage facilities	63	-
Write-down to fair value of property sold in April 2004	1,029	-

Dividends declared but unpaid were $8,909 at March 31, 2004 and $7,774 at March 31, 2003.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Reclassifications: Certain amounts from the 2003 financial statements have been reclassified to conform with the current period presentation relating to the discontinued operations (see Note 5).

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At March 31, 2004, the Company owned and/or managed 264 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner and the Company is a limited partner of the Operating Partnership. The Company controls the operations of the Operating Partnership as a result of holding a 96.59% ownership interest therein as of March 31, 2004. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures which are not majority owned or controlled are reported using the equity method.

3.	STOCK BASED COMPENSATION

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


forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share information):

Pro Forma Three Months Ended March 31,
(dollars in thousands, except per share data)	2004	2003
Net income available to common shareholders as reported	$ 5,371	$ 4,481
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(50)	(44)
Pro forma net income available to common shareholders	$ 5,321	$ 4,437
Earnings per common share
Basic - as reported	$ 0.37	$ 0.35
Basic - pro forma	$ 0.37	$ 0.34
Diluted - as reported	$ 0.37	$ 0.34
Diluted - pro forma	$ 0.36	$ 0.34
4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the three months ended March 31, 2004. This summary excludes the effect of storage facilities presented as discontinued operations (see Note 5).

(dollars in thousands)
Cost:
Beginning balance	$ 728,981
Property acquisitions	13,704
Improvements and equipment additions	4,017
Dispositions	(74)
Ending balance	$ 746,628
Accumulated Depreciation:
Beginning balance	$ 91,015
Additions during the period	4,524
Dispositions	(35)
Ending balance	$ 95,504

In March 2004, the Company acquired one storage facility for $13.7 million. Substantially all of the purchase price of this facility was allocated to land and building and the operating results of the acquired facility have been included in the Company's operations since the acquisition date.


5.	DISCONTINUED OPERATIONS

SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

Based on the criteria of SFAS No. 144, four properties that have been sold by the Company require presentation as discontinued operations as of March 31, 2004. The amounts in the 2003 financial statements related to the operations and the net assets of these properties, have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.

During the three months ended March 31, 2004, the Company sold three non-strategic storage facilities located in Pennsylvania and Ohio for net cash proceeds of $6.1 million resulting in a gain of $1.6 million. In April 2004, the Company sold one facility in Tennessee for $3.8 million, resulting in a loss of $1.0 million. The $1.0 million loss has been recorded as a write-down to fair value during the three months ended March 31, 2004, and the property is recorded at March 31, 2004 at its fair value as net assets of discontinued operations. The operations of these four facilities, the gain on sale of the three facilities sold in the period ended March 31, 2004, and the write-down to fair value of the facility sold in April 2004 are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2004 to March 31, 2004	January 1, 2003 to March 31, 2003
Total revenue	$ 301	$ 344
Property operations and maintenance expense	(94)	(95)
Real estate tax expense	(22)	(30)
Depreciation and amortization expense	(57)	(61)
Realized gain on properties sold during the period	1,622	-
Write-down to fair value of property sold in April 2004	(1,029)	-
Total income from discontinued operations	$ 721	$ 158

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Company has a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The weighted average interest rate at March 31, 2004 on the Company's line of credit before the effect of interest rate swaps was approximately 2.5%. At March 31, 2004, there was $65 million available on the revolving line of credit excluding the amount available on the expansion feature.

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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.8 million in 2004. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $8.8 million at March 31, 2004.

The net carrying amount of the Company's debt instruments approximates fair value.

7.	MORTGAGES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at 7.19%.

8.	COMMITMENTS AND CONTINGENCIES

The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

9.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $6.6 million and $6.6 million for the three months ended March 31, 2004 and 2003, respectively.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2004. The majority of the $1.0 million investment relates to interest bearing loans made by the Company to the joint venture less the Company's share of losses to date.

A summary of the unconsolidated joint ventures' operating statements as for the three-months ended March 31, 2004 is as follows:


(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Income Statement Data:
Total revenues	$ 1,571	$ 269
Total expenses	1,520	243
Net income	$ 51 ======	$ 26 ======

The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

11.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company deducts preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Numerator:
Net income available to common shareholders	$ 5,371	$ 4,481

Denominator:
Denominator for basic earnings per share - weighted average shares	14,520	12,970

Effect of Dilutive Securities:
Stock options and warrants	188	97
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	14,708	13,067

Basic earnings per common share	$ 0.37	$ 0.35
Diluted earnings per common share	$ 0.37	$ 0.34

Potential common shares from the Series C Convertible Preferred Stock were excluded from the diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2004 THROUGH MARCH 31, 2004, COMPARED TO THE PERIOD JANUARY 1, 2003 THROUGH MARCH 31, 2003

We recorded rental revenues of $27.8 million for the three months ended March 31, 2004, an increase of $1.7 million or 6.5% when compared to rental revenues of $26.1 million during the same period in 2003. Of this increase, $1.2 million resulted from a 4.9% increase in rental revenues at the 245 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2003). The increase in same store rental revenues was achieved primarily through rate increases on select units and an increase in occupancy. The remaining $0.5 million increase in rental revenues resulted from the acquisition of one store in March 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. Other income increased $0.2 million due to the additional revenue generated by truck rentals and increased insurance sales.

Property operating and real estate tax expense increased $0.8 million or 9.0% in the first three months of 2004 compared to the same period in 2003. Of this $0.1 million was incurred by the facilities acquired in 2004 and from having the 2003 acquisitions included for a full period of operations in 2004. The remaining $0.7 million increase was due to increased personnel, truck expense, utilities, insurance and increased property taxes in 2004 at the 245 core properties considered same stores.


General and administrative expenses increased $0.2 million or 6.6% from the first three months of 2003 to the same period in 2004. The increase primarily resulted from increased cost in our call center and the increased costs associated with operating the properties acquired in 2004 and 2003.

Depreciation and amortization expense increased to $4.7 million in the first three months of 2004 from $4.6 million in the same period in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full period of depreciation on 2003 acquisitions.

Income from operations increased from $10.4 million in the first three months of 2003 to $11.2 million for the same period in 2004 as a result of the aforementioned items.

Interest expense increased from $3.6 million in the first three months of 2003 to $4.1 million for the same period in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003.

As described in Note 5 to the financial statements, during the quarter ended March 2004 we sold three non-strategic storage facilities for $6.1 million. The historical operations of the facilities sold, the related gain on sale, and the historical operations and the write-down to fair value of the one facility sold in April 2004 are included as discontinued operations.

FUNDS FROM OPERATIONS

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

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO:


(in thousands)	Three months ended March 31, 2004	Three months ended March 31, 2003
Net income	$ 7,575	$ 6,685
Minority interest in income	390	449
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	4,548	4,377
Depreciation of real estate included in discontinued operations	57	61
Depreciation and amortization from unconsolidated joint ventures	116	91
Gain on sale of real estate	(1,622)	-
Write-down of real estate to fair value	1,029	-
Preferred stock dividends	(2,204)	(2,204)
Funds from operations allocable to minority interest in Operating Partnership	(336)	(381)
Funds from operations allocable to minority interest in consolidated joint venture	(315)	(387)
FFO available to common shareholders	$ 9,238 ======	$ 8,691 ======

LIQUIDITY AND CAPITAL RESOURCES

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and our revolving line of credit will continue to be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2006, at which time our revolving line of credit matures.

Cash flows from operating activities were $11.3 million and $11.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase is primarily attributable to increased net income from continuing operations.

On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. Our new unsecured line of credit provides availability up to $75 million (expandable to $100 million), of which $10 million was drawn as of March 31, 2004. The revolving line of credit facility matures in September 2006 and bears interest at a variable rate equal to LIBOR plus 1.375%. We also entered into a $100 million term note through September 2008 at a variable rate equal to LIBOR plus 1.50%.

In addition to the line of credit and term note mentioned above, in 2003 we also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.

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

In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+). We have the ability to retire our Series B Preferred Stock issue at any time after July 31, 2004. Should market conditions be favorable, and if by so doing our capital position would be enhanced, we may redeem this issue at a total cost of $30 million. If we elect to redeem this stock, we would use the proceeds from our Dividend Reinvestment and Direct Stock Purchase Plan to fund the redemption. In accordance with Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", we would expect to record a reduction of approximately $1.4 million from net income to arrive at net income available to common shareholders relating to the difference between the Series B Preferred Stock carrying value and the expected redemption amount should the issue be redeemed.

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

During the three months ended March 31, 2004, we issued 503,000 shares through our Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan resulting in net proceeds of $16.6 million.

From the inception of our Share Repurchase Program through March 31, 2004, we have reacquired a total of 1,171,886 shares of common stock pursuant to this program. No shares of common stock were repurchased by us under the Share Repurchase Program during the quarter ended March 31, 2004. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the three months ended March 31, 2004, we used operating cash flows and proceeds from the sale of storage facilities to acquire one Property in Connecticut comprising 113,000 square feet from an unaffiliated storage operator for $13.7 million.

DISPOSITION OF PROPERTIES

During the three months ended March 31, 2004, we sold three storage facilities to unaffiliated parties for $6.1 million. In April 2004, we sold our facility in Nashville, Tennessee to an


independent operator for approximately $3.8 million. The operations of these four facilities, the gain on sale of the three facilities sold in the period ended March 31, 2004, and the write-down to fair value of the facility sold in April 2004 are reported as discontinued operations on the financial statements. We may seek to sell additional non-strategic properties to third parties in 2004.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In the first quarter of 2004, our percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income-tax liability. As of March 31, 2004, 520,787 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

At March 31, 2004, we have three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2006 enabling us to borrow funds at rates of LIBOR plus 1.375%, an unsecured term note at rates of LIBOR plus 1.5% through September 2008, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above described interest rate swap agreements, we have fixed our interest rate through November 2005 on $9 million at 6.735%, and $41 million at 6.86%, through October 2006 on $50 million at 5.985%, and through September 2008 on $30 million at 6.305%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

Through November 2005, all of our $210 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $210 million at March 31, 2004, a 1% increase in interest rates would have no effect on our interest expense.


INFLATION

We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.

SEASONALITY

Our revenues typically have been higher in the third and fourth quarters of a fiscal year, primarily because we increase rental rates on most of our storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our tenant mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to affect materially distributions to shareholders.

RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. There was no impact to the Company of adopting FIN 46-R.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

The Company furnished a Current Report on Form 8-K, dated February 19, 2004, attaching a press release announcing earnings for the quarter and year ended December 31, 2003.

The Company furnished a Current Report on Form 8-K, dated April 7, 2004, attaching the amended Bylaws of the Company.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
May 10, 2004 Date

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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:          May 10, 2004
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

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:          May 10, 2004
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

1)

The Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          May 10, 2004

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer