Form 10-Q
period 2004-06-30
SOVRAN SELF STORAGE INC
filed 2004-08-06
CIK 944314


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

As of August 2, 2004 there were outstanding 15,159,498 shares of the registrant's Common Stock, $.01 par value.


Part 1.	Financial Information
Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	June 30, 2004 (unaudited)	December 31, 2003
Assets
Investment in storage facilities:
Land	$ 144,814	$ 134,579
Building and equipment	643,116	594,402
	787,930	728,981
Less: accumulated depreciation	(100,173)	(91,015)
Investment in storage facilities, net	687,757	637,966
Cash and cash equivalents	4,318	20,101
Accounts receivable	1,510	1,631
Receivable from related parties	90	95
Receivable from joint ventures	2,214	2,133
Investment in joint ventures	2,821	2,926
Prepaid expenses	2,450	3,104
Other assets	5,719	6,079
Net assets of discontinued operations	-	9,307
Total Assets	$ 706,879 ======	$ 683,342 ======
Liabilities
Line of credit	$ 17,000	$ 9,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	10,136	10,070
Deferred revenue	4,072	3,445
Fair value of interest rate swap agreements	4,706	7,835
Accrued dividends	9,062	8,592
Mortgage payable	46,454	46,819
Total Liabilities	291,430	285,761
Minority interest - Operating Partnership	12,432	13,671
Minority interest - consolidated joint venture	15,306	15,713

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares issued and outstanding, $30,000 liquidation value	28,585	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,800,000 shares issued and outstanding, $70,000 liquidation value	62,098	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 15,041,465 shares outstanding (14,259,863 at December 31, 2003)	162	154
Additional paid-in capital	385,293	356,875
Unearned restricted stock	(1,981)	(1,722)
Dividends in excess of net income	(54,820)	(48,069)
Accumulated other comprehensive loss	(4,451)	(7,580)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	387,711	368,197
Total Liabilities and Shareholders' Equity	$ 706,879 ======	$ 683,342 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	April 1, 2004 to June 30, 2004	April 1, 2003 to June 30, 2003
Revenues:
Rental income	$ 29,389	$ 26,878
Other operating income	903	691
Total revenues	30,292	27,569

Expenses:
Property operations and maintenance	7,541	6,826
Real estate taxes	2,720	2,488
General and administrative	2,626	2,356
Depreciation and amortization	4,879	4,610
Total operating expenses	17,766	16,280

Income from operations	12,526	11,289
Other income (expense):
Interest expense	(4,275)	(3,562)
Interest income	104	104
Minority interest - Operating Partnership	(236)	(321)
Minority interest - consolidated joint venture	(119)	(152)
Equity in income of joint ventures	44	31
Income from continuing operations	8,044	7,389
Income from discontinued operations (Note 5)	10	173
Net Income	8,054	7,562
Preferred stock dividends	(2,204)	(2,204)
Net income available to common shareholders	$ 5,850 ========	$ 5,358 ========

Per common share - basic:
Continuing operations	$ 0.39	$ 0.40
Discontinued operations	-	0.01
	$ 0.39 ========	$ 0.41 ========
Per common share - diluted:
Continuing operations	$ 0.39	$ 0.40
Discontinued operations	-	0.01
	$ 0.39 ========	$ 0.41 ========

Common shares used in basic earnings per share calculation	14,905,067	13,060,212
Common shares used in diluted earnings per share calculation	15,000,512	13,184,273

Dividends declared per common share	$ 0.6025 =========	$ 0.6000 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2004 to June 30, 2004	January 1, 2003 to June 30, 2003
Revenues:
Rental income	$ 57,214	$ 53,006
Other operating income	1,662	1,272
Total revenues	58,876	54,278

Expenses:
Property operations and maintenance	14,983	13,571
Real estate taxes	5,471	5,097
General and administrative	5,089	4,666
Depreciation and amortization	9,583	9,230
Total operating expenses	35,126	32,564

Income from operations	23,750	21,714
Other income (expense):
Interest expense	(8,413)	(7,118)
Interest income	217	207
Minority interest - Operating Partnership	(549)	(607)
Minority interest - consolidated joint venture	(196)	(315)
Equity in income of joint ventures	89	33
Income from continuing operations	14,898	13,914
Income from discontinued operations (Note 5)	731	332
Net Income	15,629	14,246
Preferred stock dividends	(4,409)	(4,409)
Net income available to common shareholders	$ 11,220 ========	$ 9,837 ========

Per common share - basic:
Continuing operations	$ 0.71	$ 0.73
Discontinued operations	0.05	0.03
	$ 0.76 ========	$ 0.76 ========
Per common share - diluted:
Continuing operations	$ 0.71	$ 0.72
Discontinued operations	0.05	0.03
	$ 0.76 ========	$ 0.75 ========

Common shares used in basic earnings per share calculation	14,712,289	13,015,243
Common shares used in diluted earnings per share calculation	14,854,224	13,125,419

Dividends declared per common share	$ 1.2050 =========	$ 1.2000 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2004 to June 30, 2004	January 1, 2003 to June 30, 2003
Operating Activities
Income from continuing operations	$ 14,898	$ 13,914
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,583	9,230
Equity in income of joint ventures	(89)	(33)
Minority interest	745	922
Restricted stock earned	204	218
Changes in assets and liabilities:
Accounts receivable	124	296
Prepaid expenses	691	(174)
Accounts payable and other liabilities	2,810	1,910
Deferred revenue	335	322
Net cash provided by operating activities	29,301	26,605

Investing Activities
Additions to storage facilities	(58,549)	(8,802)
Net proceeds from sale of storage facilities	9,843	-
Advances to joint ventures	(81)	(9)
Receipts from (advances to) related parties	5	(1)
Net cash used in investing activities	(48,782)	(8,812)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	25,274	9,625
Paydown of line of credit and term notes	(9,000)	-
Proceeds from line of credit and term notes	17,000	3,000
Dividends paid-common stock	(17,501)	(15,565)
Dividends paid-preferred stock	(4,409)	(4,409)
Distributions from unconsolidated joint venture	194	192
Minority interest distributions	(1,219)	(1,439)
Purchase of treasury stock	-	(3,950)
Redemption of Operating Partnership Units	(1,440)	-
Placement certificate payment on Series C Preferred Stock	(5,031)	-
Mortgage and capital lease principal payments	(365)	(609)
Net cash provided by (used in) financing activities	3,503	(13,155)
Net (decrease) increase in cash from continuing operations	(15,978)	4,638
Cash provided by discontinued operations	195	453
Cash at beginning of period	20,101	2,063
Cash at end of period	$ 4,318 ========	$ 7,154 =========
Supplemental cash flow information Cash paid for interest	$ 8,668	$ 7,178
Fair value of net liabilities assumed on the acquisition of storage facilities	465	-

Dividends declared but unpaid were $9,062 at June 30, 2004 and $7,948 at June 30, 2003.
See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Reclassifications: Certain amounts from the 2003 financial statements have been reclassified to conform with the current period presentation relating to the discontinued operations (see Note 5).

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At June 30, 2004, the Company owned and/or managed 270 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner and the Company is a limited partner of the Operating Partnership. The Company controls the operations of the Operating Partnership as a result of holding a 96.77% ownership interest therein as of June 30, 2004. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Pro Forma Six Months Ended June 30,
(dollars in thousands, except per share data)	2004	2003
Net income available to common shareholders as reported	$ 11,220	$ 9,837
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(100)	(88)
Pro forma net income available to common shareholders	$ 11,120	$ 9,749
Earnings per common share
Basic - as reported	$ 0.76	$ 0.76
Basic - pro forma	$ 0.76	$ 0.75
Diluted - as reported	$ 0.76	$ 0.75
Diluted - pro forma	$ 0.75	$ 0.74

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six months ended June 30, 2004. This summary excludes the effect of storage facilities presented as discontinued operations (see Note 5).

(dollars in thousands)
Cost:
Beginning balance	$ 728,981
Property acquisitions	51,362
Improvements and equipment additions	7,692
Dispositions	(105)
Ending balance	$ 787,930
Accumulated Depreciation:
Beginning balance	$ 91,015
Additions during the period	9,223
Dispositions	(65)
Ending balance	$ 100,173

In the six months ended June 30, 2004, the Company acquired eight storage facilities for $51.4 million. Substantially all of the purchase price of these facilities was allocated to land and building and the operating results of the acquired facilities have been included in the Company's operations since the acquisition dates.

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

Based on the criteria of SFAS No. 144, four properties that have been sold by the Company require presentation as discontinued operations as of June 30, 2004. The amounts in the 2003 financial statements related to the operations and the net assets of these properties, have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.

During the six months ended June 30, 2004, the Company sold four non-strategic storage facilities located in Pennsylvania, Tennessee, and Ohio for net cash proceeds of $9.8 million resulting in a gain of $.6 million. The operations of these four facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2004 to June 30, 2004	January 1, 2003 to June 30, 2003
Total revenue	$ 320	$ 696
Property operations and maintenance expense	(102)	(183)
Real estate tax expense	(23)	(60)
Depreciation and amortization expense	(57)	(121)
Net realized gain on properties sold	593	-
Total income from discontinued operations	$ 731	$ 332

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Company has a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The weighted average interest rate at June 30, 2004 on the Company's line of credit before the effect of interest rate swaps was approximately 2.7%. At June 30, 2004, there was $58 million available on the revolving line of credit excluding the amount available on the expansion feature.

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


Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.7 million in 2004. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $4.7 million at June 30, 2004.

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

The Company has entered into agreements to acquire two storage facilities for $15 million in the third quarter of 2004. These acquisitions will be funded with borrowings under the revolving line of credit.

The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

On August 2, 2004, the Company redeemed the 9.85% Series B Cumulative Preferred Stock for $30 million.

9.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $18.8 million and $12.9 million for the six months ended June 30, 2004 and 2003, respectively.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at June 30, 2004. The majority of the $1.0 million investment relates to interest bearing loans made by the Company to the joint venture less the Company's share of losses to date.


A summary of the unconsolidated joint ventures' operating statements for the six-months ended June 30, 2004 is as follows:

(dollars in thousands) Income Statement Data:	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Total revenues	$ 3,190	$ 510
Total expenses	3,059	489
Net income	$ 131 ======	$ 21 ======

The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

11.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company deducts preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Numerator:
Net income available to common shareholders	$ 11,220	$ 9,837

Denominator:
Denominator for basic earnings per share - weighted average shares	14,712	13,015

Effect of Dilutive Securities:
Stock options and warrants	142	110
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	14,854	13,125

Basic earnings per common share	$ 0.76	$ 0.76
Diluted earnings per common share	$ 0.76	$ 0.75

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2004 THROUGH JUNE 30, 2004, COMPARED TO THE PERIOD JANUARY 1, 2003 THROUGH JUNE 30, 2003

We recorded rental revenues of $57.2 million for the six months ended June 30, 2004, an increase of $4.2 million or 7.9% when compared to rental revenues of $53.0 million during the same period in 2003. Of this increase, $2.5 million resulted from a 4.9% increase in rental revenues at the 245 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2003). The increase in same store rental revenues was achieved primarily through rate increases on select units and an increase in occupancy. The remaining $1.7 million increase in rental revenues resulted from the acquisition of eight stores in 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. Other income increased $0.4 million due to the additional revenue generated by truck rentals and increased insurance sales.

Property operating and real estate tax expense increased $1.8 million or 9.6% in the first six months of 2004 compared to the same period in 2003. Of this increase, $0.5 million was incurred by the facilities acquired in 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. The remaining $1.3 million increase was due to increased personnel, truck expense, utilities, insurance and increased property taxes in 2004 at the 245 core properties considered same stores.


General and administrative expenses increased $0.4 million or 9.1% from the first six months of 2003 to the same period in 2004. The increase primarily resulted from increased cost in our call center and the increased costs associated with operating the properties acquired in 2004 and 2003.

Depreciation and amortization expense increased to $9.6 million in the first six months of 2004 from $9.2 million in the same period in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full period of depreciation on 2003 acquisitions.

Income from operations increased from $21.7 million in the first six months of 2003 to $23.8 million for the same period in 2004 as a result of the aforementioned items.

Interest expense increased from $7.1 million in the first six months of 2003 to $8.4 million for the same period in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and increased borrowings.

As described in Note 5 to the financial statements, during the six months ended June 30, 2004 we sold four non-strategic storage facilities for $9.8 million. The historical operations of the facilities sold and the related gain on sale are included as discontinued operations.

FOR THE THREE MONTHS APRIL 1, 2004 THROUGH JUNE 30, 2004, COMPARED TO THE THREE MONTHS APRIL 1, 2003 THROUGH JUNE 30, 2003

We recorded rental revenues of $29.4 million for the three months ended June 30, 2004, an increase of $2.5 million or 9.3% when compared to rental revenues of $26.9 million during the same period in 2003. Of this increase, $1.3 million resulted from a 4.9% increase in rental revenues at the 249 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2003). The increase in same store rental revenues was achieved primarily through rate increases on select units and an increase in occupancy. The remaining $1.2 million increase in rental revenues resulted from the acquisition of seven stores in the quarter ended June 30, 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. Other income increased $0.2 million due to the additional revenue generated by truck rentals and increased insurance sales.

Property operating and real estate tax expense increased $0.9 million or 10.2% in the three months ended June 30, 2004 compared to the same period in 2003. Of this $0.2 million was incurred by the facilities acquired in 2004 and from having the 2003 acquisitions included for a full period of operations in 2004. The remaining $0.7 million increase was due to increased personnel, truck expense, utilities, insurance and increased property taxes in 2004 at the 249 core properties considered same stores.

General and administrative expenses increased $0.3 million or 11.5% from the three months ended June 30, 2003 to the same period in 2004. The increase primarily resulted from increased cost in our call center, increased board of director's expenses, and the increased costs associated with operating the properties acquired in 2004 and 2003.


Depreciation and amortization expense increased to $4.9 million in the three months ended June 30, 2004 from $4.6 million in the same period in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full period of depreciation on 2003 acquisitions.

Income from operations increased from $11.3 million in the quarter ended June 30, 2003 to $12.5 million for the same period in 2004 as a result of the aforementioned items.

Interest expense increased from $3.6 million in the three months ended June 30, 2003 to $4.3 million for the same period in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and increased borrowings.

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

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions. The following table sets forth the calculation of FFO:


(in thousands)	Six months ended June 30, 2004	Six months ended June 30, 2003
Net income	$ 15,629	$ 14,246
Minority interest in income	745	922
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	9,266	8,756
Depreciation of real estate included in discontinued operations	57	121
Depreciation and amortization from unconsolidated joint ventures	233	225
Gain on sale of real estate	(593)	-
Preferred stock dividends	(4,409)	(4,409)
Funds from operations allocable to minority interest in Operating Partnership	(640)	(789)
Funds from operations allocable to minority interest in consolidated joint venture	(675)	(769)
FFO available to common shareholders	$ 19,613 ======	$ 18,303 ======

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

Cash flows from operating activities were $29.3 million and $26.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily attributable to increased net income from continuing operations and an increase in accounts payable and accrued liabilities.

On September 4, 2003, we entered into agreements for new unsecured credit arrangements, and received funds under those arrangements. Our new unsecured line of credit provides availability up to $75 million (expandable to $100 million), of which $49 million was drawn as of August 2, 2004. We anticipate entering into agreements with our lenders to increase the maximum borrowings under the unsecured line of credit to $100 million during 2004 for the purpose of funding future acquisitions. The revolving line of credit facility matures in September 2006 and bears interest at a variable rate equal to LIBOR plus 1.375%. We also entered into a $100 million term note through September 2008 at a variable rate equal to LIBOR plus 1.50%.

In addition to the line of credit and term note mentioned above, in 2003 we also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.


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

In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The Series B Preferred Stock is currently rated by Standard and Poor's (BB+), Moody's (Ba2) and Fitch (BB+). We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million. In accordance with Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", in the quarter ended September 30, 2004, we will record a reduction of approximately $1.4 million from net income to arrive at net income available to common shareholders relating to the difference between the Series B Preferred Stock carrying value and the redemption amount.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. We immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of the line of credit. On August 4, 2004, 400,000 shares of the Series C Preferred Stock were converted into 306,748 shares of our common stock at the request of the holder.

During the six months ended June 30, 2004, we issued 777,000 shares through our Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan resulting in net proceeds of $25.3 million.

From the inception of our Share Repurchase Program through June 30, 2004, we have reacquired a total of 1,171,886 shares of common stock pursuant to this program. No shares of common stock were repurchased by us under the Share Repurchase Program during the six-months ended June 30, 2004. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.


ACQUISITION OF PROPERTIES

During the six months ended June 30, 2004, we used operating cash flows, borrowings on the line of credit, and proceeds from the sale of storage facilities to acquire eight properties in Connecticut, Florida, and Texas comprising 650,000 square feet from unaffiliated storage operators for $51.4 million.

The Company has entered into agreements to acquire two storage facilities for $15 million in the third quarter of 2004. These acquisitions will be funded with borrowings under the revolving line of credit.

DISPOSITION OF PROPERTIES

During the six months ended June 30, 2004, we sold four storage facilities to unaffiliated parties for $9.8 million. The operations of these four facilities and the gain on sale are reported as discontinued operations on the financial statements. We may seek to sell additional non-strategic properties to third parties in 2004.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In the first six months of 2004, our percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of June 30, 2004, 501,999 Units are outstanding that were issued in exchange for property at the request of the sellers.


INTEREST RATE RISK

At June 30, 2004, we have three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2006 enabling us to borrow funds at rates of LIBOR plus 1.375%, an unsecured term note at rates of LIBOR plus 1.5% through September 2008, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above described interest rate swap agreements, we have fixed our interest rate through November 2005 on $9 million at 6.735%, and $41 million at 6.86%, through October 2006 on $50 million at 5.985%, and through September 2008 on $30 million at 6.305%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

Through November 2005, $210 million of our $217 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $217 million at June 30, 2004, a 1% increase in interest rates would have less than a $0.1 million effect on our interest expense.

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


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

The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

PART II.	Other Information
Item 1.	Legal Proceedings

No disclosure required.

Item 2.	Changes in Securities and Use of Proceeds

No disclosure required.

Item 3.	Defaults Upon Senior Securities

No disclosure required.


Item 4.	Submission of Matters to a Vote of Security Holders
a.)	The Annual Meeting of Shareholders was held on Thursday May 13, 2004.

b.)	Directors	Votes For	Votes Withheld

	Robert J. Attea	11,373,918	1,869,282
	Kenneth F. Myszka	11,375,486	1,867,715
	John E. Burns	13,164,914	78,285
	Michael A. Elia	13,169,297	73,905
	Anthony P. Gammie	13,169,618	73,583
	Charles E. Lannon	11,307,478	1,935,723

   c.)         Approval of amendment to the 1995 Outside Directors' Stock Option Plan.
Votes For	7,800,984
Votes Against	688,403
Abstentions	120,280
Broker Nonvotes	4,633,537

  d.)          Approval of amendment to the Deferred Compensation Plan for Directors.
Votes For	7,765,399
Votes Against	712,331
Abstentions	131,939
Broker Nonvotes	4,633,535

   e.)          The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.
Votes For	12,926,287
Votes Against	268,027
Abstentions	48,881
Broker Nonvotes	9

Item 5.	Other Information

No disclosure required.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.


31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
The Company furnished a Current Report on Form 8-K, dated April 7, 2004, attaching the amended Bylaws of the Company.

The Company furnished a Current Report on Form 8-K, dated May 6, 2004, attaching a press release announcing earnings for the quarter and year ended March 31, 2004.

The Company furnished a Current Report on Form 8-K, dated July 1, 2004, attaching a press release announcing the redemption of the 9.85% Series B Cumulative Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
August 6, 2004 Date

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

Date:          August 6, 2004
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

Date:          August 6, 2004
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

1)

The Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          August 6, 2004

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer