Form 10-Q
period 2004-09-30
SOVRAN SELF STORAGE INC
filed 2004-11-05
CIK 944314


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

As of November 4, 2004 there were outstanding 15,782,715 shares of the registrant's Common Stock, $.01 par value.


Part 1.	Financial Information
Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	September 30, 2004 (unaudited)	December 31, 2003
Assets
Investment in storage facilities:
Land	$ 148,296	$ 134,248
Building and equipment	657,799	593,041
	806,095	727,289
Less: accumulated depreciation	(104,729)	(90,682)
Investment in storage facilities, net	701,366	636,607
Cash and cash equivalents	4,951	20,101
Accounts receivable	1,463	1,626
Receivable from related parties	90	95
Receivable from joint ventures	2,727	2,133
Investment in joint ventures	1,295	2,926
Prepaid expenses	3,360	3,093
Other assets	5,539	6,079
Net assets of discontinued operations	-	10,676
Total Assets	$ 720,791 ======	$ 683,336 ======
Liabilities
Line of credit	$ 52,000	$ 9,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	11,004	10,069
Deferred revenue	3,714	3,440
Fair value of interest rate swap agreements	4,979	7,835
Accrued dividends	9,461	8,592
Mortgage payable	46,271	46,819
Total Liabilities	327,429	285,755
Minority interest - Operating Partnership	12,206	13,671
Minority interest - consolidated joint venture	15,154	15,713
Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
9.85% Series B Cumulative Preferred Stock, $.01 par value, 1,700,000 shares authorized 1,200,000 shares outstanding at December 31, 2003	-	28,585
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,400,000 shares issued and outstanding, $60,000 liquidation value	53,227	67,129
Common stock $.01 par value, 100,000,000 shares authorized, 15,638,661 shares outstanding (14,259,863 at December 31, 2003)	168	154
Additional paid-in capital	405,172	356,875
Unearned restricted stock	(1,877)	(1,722)
Dividends in excess of net income	(58,789)	(48,069)
Accumulated other comprehensive loss	(4,724)	(7,580)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	366,002	368,197
Total Liabilities and Shareholders' Equity	$ 720,791 ======	$ 683,336 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	July 1, 2004 to September 30, 2004	July 1, 2003 to September 30, 2003
Revenues:
Rental income	$ 31,433	$ 27,938
Other operating income	988	802
Total revenues	32,421	28,740

Expenses:
Property operations and maintenance	8,895	7,486
Real estate taxes	2,957	2,510
General and administrative	2,730	2,509
Depreciation and amortization	5,119	4,746
Total operating expenses	19,701	17,251

Income from operations	12,720	11,489
Other income (expense):
Interest expense	(4,602)	(3,707)
Interest income	98	104
Write-off of unamortized financing fees	-	(713)
Minority interest - Operating Partnership	(233)	(286)
Minority interest - consolidated joint venture	(149)	(165)
Equity in income of joint ventures	65	64
Income from continuing operations	7,899	6,786
Income from discontinued operations (Note 5)	513	227
Net Income	8,412	7,013
Redemption amount in excess of carrying value of Series B Preferred Stock (Note 12)	(1,415)	-
Preferred stock dividends	(1,503)	(2,204)
Net income available to common shareholders	$ 5,494 ========	$ 4,809 ========

Per common share - basic:
Continuing operations	$ 0.33	$ 0.34
Discontinued operations	0.03	0.02
	$ 0.36 ========	$ 0.36 ========
Per common share - diluted:
Continuing operations	$ 0.32	$ 0.33
Discontinued operations	0.03	0.02
	$ 0.35 ========	$ 0.35 ========
Common shares used in basic earnings per share calculation	15,414,524	13,426,533
Common shares used in diluted earnings per share calculation	15,505,652	13,551,836

Dividends declared per common share	$ 0.6050 =========	$ 0.6025 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2004 to September 30, 2004	January 1, 2003 to September 30, 2003
Revenues:
Rental income	$ 88,502	$ 80,804
Other operating income	2,638	2,066
Total revenues	91,140	82,870

Expenses:
Property operations and maintenance	23,820	21,004
Real estate taxes	8,417	7,596
General and administrative	7,816	7,175
Depreciation and amortization	14,678	13,951
Total operating expenses	54,731	49,726

Income from operations	36,409	33,144
Other income (expense):
Interest expense	(13,015)	(10,825)
Interest income	315	311
Write-off of unamortized financing fees	-	(713)
Minority interest - Operating Partnership	(782)	(893)
Minority interest - consolidated joint venture	(345)	(480)
Equity in income of joint ventures	154	97
Income from continuing operations	22,736	20,641
Income from discontinued operations (Note 5)	1,306	618
Net Income	24,042	21,259
Redemption amount in excess of carrying value of Series B Preferred Stock (Note 12)	(1,415)	-
Preferred stock dividends	(5,911)	(6,613)
Net income available to common shareholders	$ 16,716 ========	$ 14,646 ========

Per common share - basic:
Continuing operations	$ 1.03	$ 1.06
Discontinued operations	0.09	0.05
	$ 1.12 ========	$ 1.11 ========
Per common share - diluted:
Continuing operations	$ 1.02	$ 1.05
Discontinued operations	0.09	0.05
	$ 1.11 ========	$ 1.10 ========
Common shares used in basic earnings per share calculation	14,946,367	13,152,339
Common shares used in diluted earnings per share calculation	15,071,366	13,267,558

Dividends declared per common share	$ 1.8100 =========	$ 1.8025 =========

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)
(dollars in thousands)	January 1, 2004 to September 30, 2004	January 1, 2003 to September 30, 2003
Operating Activities
Income from continuing operations	$ 22,736	$ 20,641
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,678	13,951
Write-off of deferred financing fees	-	713
Equity in income of joint ventures	(154)	(97)
Minority interest	1,127	1,373
Restricted stock earned	308	326
Changes in assets and liabilities:
Accounts receivable	185	236
Prepaid expenses	(198)	(813)
Accounts payable and other liabilities	3,546	3,783
Deferred revenue	(215)	14
Net cash provided by operating activities	42,013	40,127

Investing Activities
Additions to storage facilities	(78,153)	(16,029)
Net proceeds from sale of storage facilities	11,669	-
Receipts from (advances to) joint ventures	894	(87)
Receipts from related parties	5	3
Other assets	-	(1,529)
Net cash used in investing activities	(65,585)	(17,642)

Financing Activities
Net proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan	36,286	23,137
Paydown of line of credit and term notes	(21,000)	(203,000)
Proceeds from line of credit and term notes	64,000	209,000
Financing costs	-	(3,616)
Dividends paid-common stock	(26,565)	(23,513)
Dividends paid-preferred stock	(5,911)	(6,613)
Distributions from unconsolidated joint venture	297	287
Minority interest distributions	(1,821)	(2,124)
Purchase of treasury stock	-	(3,950)
Redemption of Operating Partnership Units	(1,598)	(315)
Redemption of Series B Preferred Stock	(30,000)	-
Placement certificate payment on Series C Preferred Stock	(5,031)	-
Mortgage and capital lease principal payments	(548)	(908)
Net cash provided by (used in) financing activities	8,109	(11,615)
Net (decrease) increase in cash from continuing operations	(15,463)	10,870
Cash provided by discontinued operations	313	837
Cash at beginning of period	20,101	2,063
Cash at end of period	$ 4,951 ========	$ 13,770 =========
Supplemental cash flow information Cash paid for interest	$ 14,560	$ 10,484
Fair value of net liabilities assumed on the acquisition of storage facilities	744	68

Dividends declared but unpaid were $9,461 at September 30, 2004 and $8,237 at September 30, 2003.
See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Reclassifications: Certain amounts from the 2003 financial statements have been reclassified to conform with the current period presentation relating to the discontinued operations (see Note 5).

2.	ORGANIZATION

The Company, a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering of 5,890,000 shares. At September 30, 2004, the Company owned and/or managed 271 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner and the Company is a limited partner of the Operating Partnership. The Company controls the operations of the Operating Partnership as a result of holding a 96.91% ownership interest therein as of September 30, 2004. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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


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

	Pro Forma Nine Months Ended September 30,
(dollars in thousands, except per share data)	2004	2003
Net income available to common shareholders as reported	$ 16,716	$14,646
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(150)	(132)
Pro forma net income available to common shareholders	$ 16,566	$14,514
Earnings per common share
Basic - as reported	$ 1.12	$ 1.11
Basic - pro forma	$ 1.11	$ 1.10
Diluted - as reported	$ 1.11	$ 1.10
Diluted - pro forma	$ 1.10	$ 1.09

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the nine months ended September 30, 2004. This summary excludes the effect of storage facilities presented as discontinued operations (see Note 5).

(dollars in thousands)
Cost:
Beginning balance	$ 727,289
Property acquisitions	66,154
Improvements and equipment additions	12,842
Dispositions	(190)
Ending balance	$ 806,095
Accumulated Depreciation:
Beginning balance	$ 90,682
Additions during the period	14,137
Dispositions	(90)
Ending balance	$ 104,729


In the nine months ended September 30, 2004, the Company acquired 10 storage facilities for $66.2 million. Substantially all of the purchase price of these facilities was allocated to land and building and the operating results of the acquired facilities have been included in the Company's operations since the acquisition dates.

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

Based on the criteria of SFAS No. 144, five properties that have been sold by the Company require presentation as discontinued operations as of September 30, 2004. The amounts in the 2003 financial statements related to the operations and the net assets of these properties, have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.

During the nine months ended September 30, 2004, the Company sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2004 to September 30, 2004	January 1, 2003 to September 30, 2003
Total revenue	$ 544	$ 1,294
Property operations and maintenance expense	(193)	(350)
Real estate tax expense	(38)	(107)
Depreciation and amortization expense	(90)	(219)
Net realized gain on properties sold	1,083	-
Total income from discontinued operations	$ 1,306	$ 618

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Company has a $75 million (expandable to $100 million) revolving line of credit maturing September 2006 bearing interest at a variable rate equal to LIBOR plus 1.375%, a $100 million term note maturing September 2008 bearing interest at a variable rate equal to LIBOR plus 1.50%, a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The weighted average interest rate at September 30, 2004 on the Company's line of credit before the effect of interest rate swaps was approximately 3.1%. At September 30, 2004, there was $23 million available on the revolving line of credit excluding the amount available on the expansion feature.


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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.5 million in 2004. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $5.0 million at September 30, 2004.

The net carrying amount of the Company's debt instruments approximates fair value.

7.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at 7.19%. The net carrying amount of the mortgage payable approximates fair value.

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

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $26.9 million and $21.9 million for the nine months ended September 30, 2004 and 2003, respectively.

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


The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at September 30, 2004. During the nine months ended September 30, 2004, Iskalo Office Holdings, LLC repaid $1.5 million to the Company representing the principal balance and accrued interest on all loans made by the Company to the joint venture.

A summary of the unconsolidated joint ventures' operating statements for the nine-months ended September 30, 2004 is as follows:

(dollars in thousands) Income Statement Data:	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Total revenues	$ 4,838	$ 780
Total expenses	4,633	713
Net income	$ 205 ======	$ 67 ======

The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

11.	EARNINGS PER SHARE

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company deducts preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands except per share data)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Numerator:
Net income available to common shareholders	$ 16,716	$ 14,646

Denominator:
Denominator for basic earnings per share - weighted average shares	14,946	13,152

Effect of Dilutive Securities:
Stock options and warrants	125	116
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	15,071	13,268

Basic earnings per common share	$ 1.12	$ 1.11
Diluted earnings per common share	$ 1.11	$ 1.10

Potential common shares from the Series C Convertible Preferred Stock were excluded from the diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.


12.	PREFERRED STOCK

On August 2, 2004, the Company redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in net income available to common shareholders in accordance with EITF Abstract Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."

On August 4, 2004, the Company issued 306,748 shares of its common stock in connection with a written notice from a holder of its Series C Preferred Stock requesting the conversion of 400,000 shares of Series C Preferred Stock into common stock. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to form joint ventures and sell existing properties to those joint ventures and others; the Company's ability to effectively compete in the industry in which it does business; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the regional concentration of the Company's business may subject it to economic downturns in the States of Florida and Texas; the Company's ability to successfully extend its truck leasing program and Dri-guard product roll-out; the Company's reliance on its call center; the Company's cash flow may be insufficient to meet required payments of principal and interest; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2004 THROUGH SEPTEMBER 30, 2004, COMPARED TO THE PERIOD JANUARY 1, 2003 THROUGH SEPTEMBER 30, 2003


We recorded rental revenues of $88.5 million for the nine months ended September 30, 2004, an increase of $7.7 million or 9.5% when compared to rental revenues of $80.8 million during the same period in 2003. Of this increase, $3.9 million resulted from a 4.9% increase in rental revenues at the 244 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2003). The increase in same store rental revenues was achieved primarily through rate increases on select units and an increase in occupancy. The remaining $3.8 million increase in rental revenues resulted from the acquisition of ten stores in 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. Other income increased $0.6 million due to the additional revenue generated by truck rentals and increased insurance sales.

Property operating and real estate tax expense increased $3.6 million or 12.7% in the first nine months of 2004 compared to the same period in 2003. Of this increase, $1.2 million was incurred by the facilities acquired in 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. In addition, $1.8 million of the increase was due to increased personnel, truck expense, utilities, insurance and increased property taxes in 2004 at the 244 core properties considered same stores. Also in 2004, we recorded an expense of $0.6 million relating to uninsured losses in Florida, Georgia and Alabama incurred as a result of four hurricanes.

General and administrative expenses increased $0.6 million or 8.9% from the first nine months of 2003 to the same period in 2004. The increase primarily resulted from increased cost in our call center, increased legal and accounting costs, and the increased costs associated with operating the properties acquired in 2004 and 2003.

Depreciation and amortization expense increased to $14.7 million in the first nine months of 2004 from $14.0 million in the same period in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full period of depreciation on 2003 acquisitions.

Income from operations increased from $33.1 million in the first nine months of 2003 to $36.4 million for the same period in 2004 as a result of the aforementioned items.

Interest expense increased from $10.8 million in the first nine months of 2003 to $13.0 million for the same period in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and increased borrowings.

As described in Note 5 to the financial statements, during the nine months ended September 30, 2004 we sold five non-strategic storage facilities for $11.7 million. The historical operations of the facilities sold and the related gain on sale are included as discontinued operations.

We redeemed all 1,200,000 then outstanding shares of our 9.85% Series B Preferred Stock on August 2, 2004 for $30 million plus accrued but unpaid dividends on those shares. The $1.4 million excess of the redemption amount over the carrying value is shown along with preferred stock dividends as a reduction to net income to arrive at net income available to common shareholders. Our preferred stock dividends decreased as a result of this redemption and due to the conversion of 400,000 shares of our Series C Preferred Stock to common stock at the request of the holder. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired.


FOR THE THREE MONTHS JULY 1, 2004 THROUGH SEPTEMBER 30, 2004, COMPARED TO THE THREE MONTHS JULY 1, 2003 THROUGH SEPTEMBER 30, 2003

We recorded rental revenues of $31.4 million for the three months ended September 30, 2004, an increase of $3.5 million or 12.5% when compared to rental revenues of $27.9 million during the same period in 2003. Of this increase, $1.4 million resulted from a 5.0% increase in rental revenues at the 248 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2003). The increase in same store rental revenues was achieved primarily through rate increases on select units and an increase in occupancy. The remaining $2.1 million increase in rental revenues resulted from the acquisition of 10 stores in 2004 and from having the 2003 acquisitions included for the entire period of operations in 2004. Other income increased $0.2 million due to the additional revenue generated by truck rentals and increased insurance sales.

Property operating and real estate tax expense increased $1.9 million or 18.6% in the three months ended September 30, 2004 compared to the same period in 2003. Of this $0.7 million was incurred by the facilities acquired in 2004 and from having the 2003 acquisitions included for a full period of operations in 2004. In addition, $0.6 million increase was due to increased personnel, truck expense, utilities, insurance and increased property taxes in 2004 at the 248 core properties considered same stores. Also in the three months ended September 30, 2004, we recorded an expense of $0.6 million relating to uninsured losses in Florida, Georgia and Alabama incurred as a result of four hurricanes.

General and administrative expenses increased $0.2 million or 8.8% from the three months ended September 30, 2003 to the same period in 2004. The increase primarily resulted from increased cost in our call center, increased board of director's fees, and the increased costs associated with operating the properties acquired in 2004 and 2003.

Depreciation and amortization expense increased to $5.1 million in the three months ended September 30, 2004 from $4.7 million in the same period in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full period of depreciation on 2003 acquisitions.

Income from operations increased from $11.5 million in the quarter ended September 30, 2003 to $12.7 million for the same period in 2004 as a result of the aforementioned items.

Interest expense increased from $3.7 million in the three months ended September 30, 2003 to $4.6 million for the same period in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and increased borrowings.

As noted earlier, during the three months ended September 30, 2004, we redeemed all 1,200,000 then outstanding shares of our 9.85% Series B Preferred Stock on August 2, 2004 for $30 million plus accrued but unpaid dividends on those shares. The $1.4 million excess of the redemption amount over the carrying value is shown along with preferred stock dividends as a reduction to net income to arrive at net income available to common shareholders. Our preferred stock dividends decreased as a result of this redemption and due to the conversion of 400,000 shares of our Series C Preferred Stock to common stock at the request of the holder. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired.


FUNDS FROM OPERATIONS

We believe that Funds from Operations ("FFO") provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an understanding of our operating results. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, the Company believes FFO is a useful supplemental measure in evaluating its operating performance by disregarding (or adding back) historical cost depreciation.

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

(in thousands)	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Net income	$ 24,042	$ 21,259
Minority interest in income	1,127	1,373
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	14,181	13,553
Depreciation of real estate included in discontinued operations	90	-
Depreciation and amortization from unconsolidated joint ventures	350	337
Gain on sale of real estate	(1,148)	-
Write-off of unamortized financing fees	-	713
Preferred stock dividends	(5,911)	(6,613)
Redemption amount in excess of carrying value of Series B Preferred Stock	(1,415)	-
Funds from operations allocable to minority interest in Operating Partnership	(962)	(1,161)
Funds from operations allocable to minority interest in consolidated joint venture	(1,072)	(1,165)
FFO available to common shareholders	$ 29,282 ======	$ 28,296 ======


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

Cash flows from operating activities were $42.0 million and $40.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily attributable to increased net income from continuing operations.

On September 4, 2003, we entered into agreements for new unsecured credit arrangements, and received funds under those arrangements. Our new unsecured line of credit provides availability up to $75 million (expandable to $100 million), of which $52 million was drawn as of November 2, 2004. We anticipate entering into agreements with our lenders to increase the maximum borrowings under the unsecured line of credit to $100 million during 2004 for the purpose of funding future acquisitions. The revolving line of credit facility matures in September 2006 and bears interest at a variable rate equal to LIBOR plus 1.375%. We also entered into a $100 million term note through September 2008 at a variable rate equal to LIBOR plus 1.50%.

In addition to the line of credit and term note mentioned above, in 2003 we also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a cost of $79 million. The 10-year note bears interest at a fixed rate of 7.19%.

In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares. In accordance with Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", in the quarter ended September 30, 2004, we recorded a reduction of $1.4 million from net income to arrive at net income available to common shareholders relating to the difference between the Series B Preferred Stock carrying value and the redemption amount.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce


indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of the line of credit. On August 4, 2004, 400,000 shares of the Series C Preferred Stock were converted into 306,748 shares of our common stock at the request of the holder. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired.

During the nine months ended September 30, 2004, we issued 1,068,000 shares through our Dividend Reinvestment and Stock Purchase Plan and Stock Option Plan resulting in net proceeds of $36.3 million.

From the inception of our Share Repurchase Program through September 30, 2004, we have reacquired a total of 1,171,886 shares of common stock pursuant to this program. No shares of common stock were repurchased by us under the Share Repurchase Program during the nine-months ended September 30, 2004. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the nine months ended September 30, 2004, we used operating cash flows, borrowings on the line of credit, and proceeds from the sale of storage facilities to acquire ten properties in Connecticut, Florida, and Texas comprising one million square feet from unaffiliated storage operators for $66.2 million.

DISPOSITION OF PROPERTIES

During the nine months ended September 30, 2004, we sold five storage facilities to unaffiliated parties for $11.7 million. The operations of these five facilities and the gain on sale are reported as discontinued operations on the financial statements. We may seek to sell additional non-strategic properties to third parties in 2004.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In the first nine months of 2004, our percentage of revenue from such sources exceeded 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation.


UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of September 30, 2004, 497,999 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

At September 30, 2004, we have three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2006 enabling us to borrow funds at rates of LIBOR plus 1.375%, an unsecured term note at rates of LIBOR plus 1.5% through September 2008, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above described interest rate swap agreements, we have fixed our interest rate through November 2005 on $50 million at 6.735%, through October 2006 on $50 million at 5.985%, and through September 2008 on $30 million at 6.305%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

Through November 2005, $210 million of our $252 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $252 million at September 30, 2004, a 1% increase in interest rates would have a $0.4 million effect on our interest expense.

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


RECENT ACCOUNTING PRONOUNCEMENT

On October 13, 2004, the Financial Accounting Standards Board reached a conclusion on Statement 123R, Share-Based Payment. The Statement requires all public companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Statement becomes effective for interim or annual periods beginning after June 15, 2005. The Company will be required to apply Statement 123R beginning July 1, 2005. Retroactive application of the requirements of SFAS No. 123 to the beginning of the fiscal year that includes the effective date is permitted but not required. At the present time, the Company has not yet determined which method it will use nor has it determined the financial statement impact.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required is incorporated by reference to the information appearing under the caption "Interest Rate Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 4.	Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year ended December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. Any material weaknesses in internal controls over financial reporting existing at that date will preclude management making a positive assertion that our internal controls are effective. We are currently undergoing a comprehensive effort to document and confirm that our system of internal controls is designed appropriately and operating effectively. Additional documentation and testing requirements identified during our effort have required revisions to be made to extend our scheduled timelines. Should we identify any internal controls deficiencies that we would consider to be material, we would endeavor to implement the required changes and test the revised internal control procedures in order to make a positive assertion as to the effectiveness of the internal controls over financial reporting. There can be no assurance that any material weakness or other deficiency so identified would be resolved in time to permit our management to make a positive assertion that our internal controls are effective and for our independent auditors to complete the procedures necessary for them to issue an attestation report to this effect prior to the required filing date for our Form 10-K in 2005.


PART II.	Other Information
Item 1.	Legal Proceedings

No disclosure required.

Item 2.	Changes in Securities and Use of Proceeds

(c)	We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 2004	1,200,000 shares of Series B Preferred Stock	$25.00	1,200,000 shares of Series B Preferred Stock	0
Item 3.	Defaults Upon Senior Securities

No disclosure required.

Item 4.	Submission of Matters to a Vote of Security Holders

No disclosure required.

Item 5.	Other Information

No disclosure required.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.


31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K, dated July 1, 2004, attaching a press release announcing the redemption of the 9.85% Series B Cumulative Preferred Stock.

The Company furnished a Current Report on Form 8-K, dated August 4, 2004, attaching a press release announcing earnings for the quarter ended June 30, 2004.

The Company furnished a Current Report on Form 8-K, dated September 20, 2004, announcing the filing of a prospectus supplement relating to the public offering of 3,000,000 shares of its common stock through its Dividend Reinvestment and Stock Purchase Plan.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
November 5, 2004 Date

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

Date:          November 5, 2004
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

Date:          November 5, 2004
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

1)

The Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          November 5, 2004

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer