Form 10-Q
period 2005-03-31
SOVRAN SELF STORAGE INC
filed 2005-05-06
CIK 944314


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

As of May 2, 2005 there were outstanding 16,153,724 shares of the registrant's Common Stock, $.01 par value.


Part 1. Item 1.	Financial Information Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	March 31, 2005 (unaudited)	December 31, 2004
Assets
Investment in storage facilities:
Land	$ 151,460	$ 148,341
Building and equipment	678,242	663,175
	829,702	811,516
Less: accumulated depreciation	(114,761)	(109,750)
Investment in storage facilities, net	714,941	701,766
Cash and cash equivalents	6,288	3,105
Accounts receivable	682	1,530
Receivable from related parties	75	90
Receivable from joint ventures	2,690	2,593
Investment in joint ventures	1,015	1,113
Prepaid expenses	3,358	3,282
Other assets	5,903	6,094
Total Assets	$ 734,952 ======	$ 719,573 ======
Liabilities
Line of credit	$ 59,000	$ 43,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	8,094	9,121
Deferred revenue	4,191	3,824
Fair value of interest rate swap agreements	1,632	3,425
Accrued dividends	9,731	9,663
Mortgage payable	45,867	46,075
Total Liabilities	328,515	315,108
Minority interest - Operating Partnership	11,947	12,007
Minority interest - consolidated joint venture	14,755	15,007
Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,400,000 shares issued and outstanding, $60,000 liquidation value	53,227	53,227
Common stock $.01 par value, 100,000,000 shares authorized, 16,084,820 shares outstanding (15,972,227 at December 31, 2004)	172	171
Additional paid-in capital	422,105	418,007
Unearned restricted stock	(2,162)	(1,774)
Dividends in excess of net income	(64,971)	(61,751)
Accumulated other comprehensive loss	(1,461)	(3,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	379,735	377,451
Total Liabilities and Shareholders' Equity	$ 734,952 =======	$ 719,573 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2005 to March 31, 2005	January 1, 2004 to March 31, 2004
Revenues:
Rental income	$ 31,211	$ 27,750
Other operating income	938	754
Total operating revenues	32,149	28,504

Expenses:
Property operations and maintenance	8,500	7,412
Real estate taxes	3,017	2,745
General and administrative	2,947	2,463
Depreciation and amortization	5,228	4,692
Total operating expenses	19,692	17,312

Income from operations	12,457	11,192
Other income (expense):
Interest expense	(4,481)	(4,138)
Interest income	98	113
Minority interest - Operating Partnership	(239)	(313)
Minority interest - consolidated joint venture	(92)	(77)
Equity in income of joint ventures	25	45
Income from continuing operations	7,768	6,822
Income from discontinued operations (Note 5)	-	753
Net Income	7,768	7,575
Preferred stock dividends	(1,256)	(2,204)
Net income available to common shareholders	$ 6,512 =======	$ 5,371 =======

Per common share - basic:
Continuing operations	$ 0.41	$ 0.32
Discontinued operations	-	0.05
Earnings per common share - basic	$ 0.41 =======	$ 0.37 =======
Per common share - diluted:
Continuing operations	$ 0.40	$ 0.32
Discontinued operations	-	0.05
Earnings per common share - diluted	$ 0.40 =======	$ 0.37 =======
Common shares used in basic earnings per share calculation	16,037,627	14,519,510
Common shares used in diluted earnings per share calculation	16,187,848	14,707,935

Dividends declared per common share	$ 0.6050 =======	$ 0.6025 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
STATEMENT OF CASH FLOW
(unaudited)

(dollars in thousands)	January 1, 2005 to March 31, 2005	January 1, 2004 to March 31, 2004
Operating Activities
Income from continuing operations	$ 7,768	$ 6,822
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,228	4,704
Equity in income of joint ventures	(25)	(45)
Minority interest	331	390
Restricted stock earned	114	86
Changes in assets and liabilities:
Accounts receivable	854	301
Prepaid expenses	5	158
Accounts payable and other liabilities	(1,027)	(1,528)
Deferred revenue	277	386
Net cash provided by operating activities	13,525	11,274

Investing Activities
Acquisition of storage facilities	(15,750)	(13,601)
Improvements and equipment additions	(2,459)	(4,017)
Net proceeds from sale of storage facilities	-	6,107
Advances to joint ventures	(97)	(28)
Receipts from related parties	15	5
Net cash used in investing activities	(18,291)	(11,534)

Financing Activities
Net proceeds from sale of common stock	3,596	16,557
Proceeds from line of credit	19,000	10,000
Paydown of line of credit	(3,000)	(9,000)
Dividends paid-common stock	(9,663)	(8,592)
Dividends paid-preferred stock	(1,256)	(2,204)
Distributions from unconsolidated joint venture	123	97
Minority interest distributions	(643)	(616)
Redemption of Operating Partnership Units	-	(729)
Mortgage principal payments	(208)	(186)
Net cash provided by financing activities	7,949	5,327
Net increase in cash from continuing operations	3,183	5,067
Cash provided by discontinued operations	-	222
Cash at beginning of period	3,105	20,101
Cash at end of period	$ 6,288 =====	$ 25,390 ======
Supplemental cash flow information Cash paid for interest	$ 5,836	$ 5,532
Fair value of net liabilities assumed on the acquisition of storage facilities	3	63
Write-down to fair value property sold in April 2004	-	1,029

Dividends declared but unpaid were $9,731 at March 31, 2005 and $8,909 at March 31, 2004.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2005, we owned and/or managed 274 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 97% ownership interest therein as of March 31, 2005. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", to determine whether the rights held by other investors constitute "important rights" as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities -


An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, and Locke Sovran II, LLC, which is a majority controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that are not majority owned are reported using the equity method.

3.	STOCK BASED COMPENSATION

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt Statement 123(R) on January 1, 2006.

As permitted by Statement 123, in the first quarter of 2005 and previous years the Company accounted for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:

Pro Forma Three Months Ended March 31,
(dollars in thousands, except per share data)	2005	2004
Net income available to common shareholders as reported	$ 6,512	$ 5,371
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(30)	(50)
Pro forma net income available to common shareholders	$ 6,482	$ 5,321
Earnings per common share
Basic - as reported	$ 0.41	$ 0.37
Basic - pro forma	$ 0.40	$ 0.37
Diluted - as reported	$ 0.40	$ 0.37
Diluted - pro forma	$ 0.40	$ 0.36


4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the three months ended March 31, 2005.

(dollars in thousands)
Cost:
Beginning balance	$ 811,516
Property acquisitions	15,773
Improvements and equipment additions	2,459
Dispositions	(46)
Ending balance	$ 829,702
Accumulated Depreciation:
Beginning balance	$ 109,750
Additions during the period	5,037
Dispositions	(26)
Ending balance	$ 114,761

During 2005, the Company acquired three storage facilities for $15.8 million. Substantially all of the purchase price of these facilities was allocated to land ($3.1 million), building ($12.5 million) and equipment ($0.2 million) and the operating results of the acquired facilities have been included in the Company's operations since their respective acquisition dates.
5.	DISCONTINUED OPERATIONS

During 2004, the Company sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million. The operations of these five facilities and the gain on sale are reported as discontinued operations in 2004. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2005 to March 31, 2005	January 1, 2004 to March 31, 2004
Total revenue	$ -	$ 381
Property operations and maintenance expense	-	(124)
Real estate tax expense	-	(27)
Depreciation and amortization expense	-	(70)
Net realized gain on properties sold	-	593
Total income from discontinued operations	$ - ====	$ 753 ====
6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million


(expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, and increasing the maturity by one year to September 2007. In addition, the line of credit requires a facility fee of 0.20%. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at March 31, 2005 on the Company's line of credit before the effect of interest rate swaps was approximately 3.7%. At March 31, 2005, there was $41 million available on the revolving line of credit excluding the amount available on the expansion feature.

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

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $3.7 million in 2005. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $1.6 million at March 31, 2005.

On April 29, 2005, the Company entered into two $50 million forward start interest rate swap agreements. One of the $50 million agreements is effective November 14, 2005 and matures September 1, 2009. The other agreement is effective October 10, 2006 and matures September 1, 2009.

The table below summarizes the Company's debt obligations and interest rate derivatives at March 31, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%88	-	-	$ 59,000	-	-	-	$ 59,000	$ 59,000
Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	-	$ 100,000	-	$ 100,000	$ 100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 80,628

Mortgage note - fixed rate 7.19% (Note 7)	$ 601	$ 870	$ 936	$997	$ 1,081	$ 41,382	$ 45,867	$ 47,822

Interest rate derivatives	-	-	-	-	-	-	-	$ 1,632


7.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.6 million at March 31, 2005. The 10-year note bears interest at 7.19%.

8.	COMMITMENTS AND CONTINGENCIES

The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

At March 31, 2005, the Company was in negotiations to acquire three stores for approximately $17 million. Two of these self storage facilities were purchased in April 2005 for $11.3 million.

9.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $9.6 million and $6.6 million for the three months ended March 31, 2005 and 2004, respectively.

10.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which owns 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at March 31, 2005. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Company of $1.1 million. The Company's remaining investment includes a capital contribution of $49.

A summary of the unconsolidated joint ventures' financial statements as of and for the three months ended March 31, 2005 is as follows:


(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,625	$ -
Investment in office building	-	5,937
Other assets	1,485	691
Total Assets	$ 40,110 =====	$ 6,628 ======
Due to the Company	$ 2,690	$ -
Mortgage payable	29,676	7,600
Other liabilities	577	209
Total Liabilities	32,943	7,809
Unaffiliated partners' equity (deficiency)	3,884	(684)
Company equity (deficiency)	3,283	(497)
Total Liabilities and Partners' Equity (deficiency)	$ 40,110 =====	$ 6,628 =====
Income Statement Data:
Total revenues	$ 1,587	$ 277
Total expenses	1,544	285
Net income (loss)	$ 43 =====	$ (8) ======

The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

11.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share.

(in thousands except per share data)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Numerator:
Net income available to common shareholders	$ 6,512	$ 5,371

Denominator:
Denominator for basic earnings per share - weighted average shares	16,038	14,520
Effect of Dilutive Securities:
Stock options and warrants	150	188
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	16,188	14,708

Basic earnings per common share	$ 0.41	$ 0.37
Diluted earnings per common share	$ 0.40	$ 0.37


Potential common shares from the possible conversion of the Series C Convertible Cumulative Preferred Stock were excluded from the 2005 and 2004 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2005 THROUGH MARCH 31, 2005, COMPARED TO THE PERIOD JANUARY 1, 2004 THROUGH MARCH 31, 2004

We recorded rental revenues of $31.2 million for the three months ended March 31, 2005, an increase of $3.5 million or 12.5% when compared to rental revenues of $27.8 million during the same period in 2004. Of this increase, $1.5 million resulted from a 5% increase in rental revenues at the 261 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2004). The increase in same store rental revenues was achieved primarily through a 4% rate increase, and a slight occupancy increase. The remaining $2.0 million increase in rental revenues resulted from the acquisition of three stores during 2005 and from having the 2004 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.4 million or 13.4% in 2005 compared to the same period in 2004. Of this increase, $0.8 million was incurred by the facilities acquired


in 2005 and from having the 2004 acquisitions included for a full quarter of operations. $0.6 million of the increase was due to increased snow plowing, insurance, truck, and maintenance expenses at the 261 core properties considered same stores. We expect the trend of increasing operating costs to continue at a moderate pace.

General and administrative expenses increased $0.5 million or 19.7% from the first quarter of 2004 to the first quarter of 2005. The increase primarily resulted from increased professional fees and the increased costs associated with operating the properties acquired in 2005 and 2004.

Depreciation and amortization expense increased from $4.7 million in 2004 to $5.2 million in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2005 and a full three months of depreciation on 2004 acquisitions.

Income from operations increased from $11.2 million in 2004 to $12.5 million in 2005 as a result of the net effect of the aforementioned items.

Interest expense increased from $4.1 million in 2004 to $4.5 million in 2005 as a result of additional borrowings under our line of credit to purchase three stores in 2005 and the ten stores in 2004.

During 2004, the Company sold five non-strategic storage facilities. The operations of these facilities and the gain on sale are reported as discontinued operations in 2004. No facilities were sold in the first three months of 2005.

Preferred stock dividends have decreased due to the redemption of all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock in August 2004.

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

Reconciliation of Net Income to Funds From Operations
	Three months ended
(in thousands)	March 31, 2005	March 31, 2004
Net income	$ 7,768	$ 7,575
Minority interest in income	331	390
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	5,056	4,535
Depreciation of real estate included in discontinued operations	-	70
Depreciation and amortization from unconsolidated joint ventures	118	116
Gain on sale of real estate	-	(593)
Preferred stock dividends	(1,256)	(2,204)
Funds from operations allocable to minority interest in Operating Partnership	(349)	(336)
Funds from operations allocable to minority interest in consolidated joint venture	(341)	(315)
FFO available to common shareholders	$ 11,327 ======	$ 9,238 =====

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

Cash flows from operating activities were $13.5 million and $11.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to increased net income from continuing operations and collections on accounts receivables.

On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million


(expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, increasing the maturity by one year to September 2007, and retaining a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At March 31, 2005, there was $41 million available on our line of credit. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009.

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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of March 31, 2005, we were in compliance with all covenants.

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.6 million at March 31, 2005. The 10-year note bears interest at a fixed rate of 7.19%.

In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. We immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. On August 4, 2004, we issued 306,748 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 400,000 shares of Series C Preferred Stock into common stock. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired leaving 2,400,000 shares outstanding at March 31, 2005.

During 2004 and 2005, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2005, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.


During 2005, we issued approximately 100,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $3.6 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the three months ended March 31, 2005, we used operating cash flow and borrowings pursuant to the line of credit to acquire three Properties in Massachusetts and New York comprising 0.3 million square feet from unaffiliated storage operators for $15.8 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At March 31, 2005, we were in negotiations to acquire three stores for approximately $17 million. Two of these stores were purchased in April 2005 for $11.3 million.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In the first three months of 2005, our percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.


UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of March 31, 2005, 494,269 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At March 31, 2005, we have three outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2007 enabling us to borrow funds at rates of LIBOR plus 0.9%, an unsecured term note at rates of LIBOR plus 1.2% through September 2009, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above-described interest rate swap agreements, we have fixed our interest rate through November 2005 on $50 million at 5.45%, through October 2006 on $50 million at 5.685%, and through September 2008 on $30 million at 6.005%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

On April 29, 2005, we entered into two additional forward start interest rate swap agreements. The first effectively fixes the LIBOR base rate at 4.39% beginning November 14, 2005 through September 1, 2009 on $50 million notional amount. The second effectively fixes the LIBOR base rate at 4.48% beginning October 10, 2006 through September 1, 2009 on $50 million notional amount.

As a result of the above-described interest rate swap agreements, we have fixed our interest rate through November 2005 on $50 million at 5.45%, through October 2006 on $50 million at 5.685%, and through September 2008 on $30 million at 6.005%. In addition, as a result of the April 2005 forward start swap agreements we have fixed our interest rate beginning November 2005 through September 2009 on $50 million at 5.59%, and beginning October 2006 through September 2009 on $50 million at 5.68%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

Through November 2005, $210 million of our $259 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $259 million at March 31, 2005, a 1% increase in interest rates would have a $490,000 effect on our interest expense annually.

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

RECENT ACCOUNTING PRONOUNCEMENT

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on January 1, 2006.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2005. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company furnished a Current Report on Form 8-K, dated February 16, 2005, attaching a press release announcing earnings for the quarter and year ended December 31, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
May 6, 2005 Date

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

Date:          May 6, 2005
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

Date:          May 6, 2005
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

1)

The Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          May 6, 2005

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer