Form 10-Q
period 2005-06-30
SOVRAN SELF STORAGE INC
filed 2005-08-05
CIK 944314


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

As of August 2, 2005 there were outstanding 16,475,576 shares of the registrant's Common Stock, $.01 par value.


Part 1. Item 1.	Financial Information Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	June 30, 2005 (unaudited)	December 31, 2004
Assets
Investment in storage facilities:
Land	$ 157,243	$ 148,341
Building and equipment	704,854	663,175
	862,097	811,516
Less: accumulated depreciation	(119,703)	(109,750)
Investment in storage facilities, net	742,394	701,766
Cash and cash equivalents	6,556	3,105
Accounts receivable	1,236	1,530
Receivable from related parties	75	90
Receivable from joint ventures	2,529	2,593
Investment in joint ventures	949	1,113
Prepaid expenses	3,099	3,282
Other assets	6,030	6,094
Total Assets	$ 762,868 ======	$ 719,573 ======
Liabilities
Line of credit	$ 71,000	$ 43,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	11,287	9,121
Deferred revenue	4,280	3,824
Fair value of interest rate swap agreements	2,749	3,425
Accrued dividends	9,934	9,663
Mortgages payable	49,619	46,075
Total Liabilities	348,869	315,108
Minority interest - Operating Partnership	11,918	12,007
Minority interest - consolidated joint venture	14,542	15,007
Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 2,400,000 shares issued and outstanding, $60,000 liquidation value	53,227	53,227
Common stock $.01 par value, 100,000,000 shares authorized, 16,419,848 shares outstanding (15,972,227 at December 31, 2004)	176	171
Additional paid-in capital	433,280	418,007
Unearned restricted stock	(2,108)	(1,774)
Dividends in excess of net income	(67,283)	(61,751)
Accumulated other comprehensive loss	(2,578)	(3,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	387,539	377,451
Total Liabilities and Shareholders' Equity	$ 762,868 =======	$ 719,573 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	April 1, 2005 to June 30, 2005	April 1, 2004 to June 30, 2004
Revenues:
Rental income	$ 32,897	$ 29,319
Other operating income	1,110	895
Total operating revenues	34,007	30,214

Expenses:
Property operations and maintenance	8,642	7,513
Real estate taxes	3,095	2,714
General and administrative	2,955	2,626
Depreciation and amortization	5,415	4,867
Total operating expenses	20,107	17,720

Income from operations	13,900	12,494
Other income (expense):
Interest expense	(4,799)	(4,275)
Interest income	121	104
Minority interest - Operating Partnership	(270)	(236)
Minority interest - consolidated joint venture	(131)	(119)
Equity in income of joint ventures	57	44
Income from continuing operations	8,878	8,012
Income from discontinued operations (Note 5)	-	42
Net Income	8,878	8,054
Preferred stock dividends	(1,256)	(2,204)
Net income available to common shareholders	$ 7,622 =======	$ 5,850 =======

Per common share - basic:
Continuing operations	$ 0.47	$ 0.39
Discontinued operations	-	-
Earnings per common share - basic	$ 0.47 =======	$ 0.39 =======
Per common share - diluted:
Continuing operations	$ 0.47	$ 0.39
Discontinued operations	-	-
Earnings per common share - diluted	$ 0.47 =======	$ 0.39 =======
Common shares used in basic earnings per share calculation	16,189,034	14,905,067
Common shares used in diluted earnings per share calculation	16,351,979	15,000,512

Dividends declared per common share	$ 0.6050 =======	$ 0.6025 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2005 to June 30, 2005	January 1, 2004 to June 30, 2004
Revenues:
Rental income	$ 64,108	$ 57,069
Other operating income	2,048	1,649
Total operating revenues	66,156	58,718

Expenses:
Property operations and maintenance	17,142	14,925
Real estate taxes	6,112	5,459
General and administrative	5,901	5,089
Depreciation and amortization	10,644	9,559
Total operating expenses	39,799	35,032

Income from operations	26,357	23,686
Other income (expense):
Interest expense	(9,279)	(8,413)
Interest income	219	217
Minority interest - Operating Partnership	(509)	(549)
Minority interest - consolidated joint venture	(223)	(196)
Equity in income of joint ventures	81	89
Income from continuing operations	16,646	14,834
Income from discontinued operations (Note 5)	-	795
Net Income	16,646	15,629
Preferred stock dividends	(2,513)	(4,409)
Net income available to common shareholders	$ 14,133 =======	$ 11,220 =======

Per common share - basic:
Continuing operations	$ 0.88	$ 0.71
Discontinued operations	-	0.05
Earnings per common share - basic	$ 0.88 =======	$ 0.76 =======
Per common share - diluted:
Continuing operations	$ 0.87	$ 0.71
Discontinued operations	-	0.05
Earnings per common share - diluted	$ 0.87 =======	$ 0.76 =======
Common shares used in basic earnings per share calculation	16,113,331	14,712,289
Common shares used in diluted earnings per share calculation	16,269,914	14,854,224

Dividends declared per common share	$ 1.2100 =======	$ 1.2050 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2005 to June 30, 2005	January 1, 2004 to June 30, 2004
Operating Activities
Income from continuing operations	$ 16,646	$ 14,834
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,644	9,559
Equity in income of joint ventures	(81)	(89)
Minority interest	732	745
Restricted stock earned	248	204
Changes in assets and liabilities:
Accounts receivable	320	124
Prepaid expenses	292	691
Accounts payable and other liabilities	2,080	2,810
Deferred revenue	172	335
Net cash provided by operating activities	31,053	29,213

Investing Activities
Acquisition of storage facilities	(41,129)	(50,857)
Improvements and equipment additions	(5,576)	(7,692)
Net proceeds from sale of storage facilities	-	9,843
Receipts from (advances to) joint ventures	64	(81)
Receipts from related parties	15	5
Net cash used in investing activities	(46,626)	(48,782)

Financing Activities
Net proceeds from sale of common stock	14,696	25,274
Proceeds from line of credit	33,000	17,000
Paydown of line of credit	(5,000)	(9,000)
Financing costs	(322)	-
Dividends paid-common stock	(19,394)	(17,501)
Dividends paid-preferred stock	(2,513)	(4,409)
Distributions from unconsolidated joint venture	245	194
Minority interest distributions	(1,286)	(1,219)
Redemption of Operating Partnership Units	-	(1,440)
Series C Preferred Stock placement certificate payment	-	(5,031)
Mortgage principal payments	(402)	(365)
Net cash provided by financing activities	19,024	3,503
Net increase (decrease) in cash from continuing operations	3,451	(16,066)
Cash provided by discontinued operations	-	283
Cash at beginning of period	3,105	20,101
Cash at end of period	$ 6,556 =====	$ 4,318 ======
Supplemental cash flow information Cash paid for interest	$ 9,116	$ 8,668
Fair value of net liabilities assumed on the acquisition of storage facilities	4,181	465

Dividends declared but unpaid were $9,934 at June 30, 2005 and $9,062 at June 30, 2004.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2005, we owned and/or managed 279 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 97% ownership interest therein as of June 30, 2005. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt Statement 123(R) on January 1, 2006.

As permitted by Statement 123, through the second quarter of 2005 and previous years the Company accounted for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:

Pro Forma Six Months Ended June 30,
(dollars in thousands, except per share data)	2005	2004
Net income available to common shareholders as reported	$ 14,133	$ 11,220
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(94)	(100)
Pro forma net income available to common shareholders	$ 14,039	$ 11,120
Earnings per common share
Basic - as reported	$ 0.88	$ 0.76
Basic - pro forma	$ 0.87	$ 0.76
Diluted - as reported	$ 0.87	$ 0.76
Diluted - pro forma	$ 0.86	$ 0.75


4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the six months ended June 30, 2005.

(dollars in thousands)
Cost:
Beginning balance	$ 811,516
Property acquisitions	45,566
Improvements and equipment additions	5,576
Dispositions	(561)
Ending balance	$ 862,097
Accumulated Depreciation:
Beginning balance	$ 109,750
Additions during the period	10,258
Dispositions	(305)
Ending balance	$ 119,703

During the first six months of 2005, the Company acquired eight storage facilities for $45.6 million. Substantially all of the purchase price of these facilities was allocated to land ($8.9 million), building ($36.1 million) and equipment ($0.6 million) and the operating results of the acquired facilities have been included in the Company's operations since their respective acquisition dates.
5.	DISCONTINUED OPERATIONS

During 2004, the Company sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million. The operations of these five facilities and the gain on sale are reported as discontinued operations in 2004. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2005 to June 30, 2005	January 1, 2004 to June 30, 2004
Total revenue	$ -	$ 476
Property operations and maintenance expense	-	(161)
Real estate tax expense	-	(31)
Depreciation and amortization expense	-	(82)
Net realized gain on properties sold	-	593
Total income from discontinued operations	$ - ====	$ 795 ====
6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended to increase the line of credit availability from $75 million to $100 million


(expandable to $200 million), reduce the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, and increase the maturity by one year to September 2007. The line of credit requires a facility fee of 0.20%. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at June 30, 2005 on the Company's line of credit before the effect of interest rate swaps was approximately 4.1%. At June 30, 2005, there was $29 million available on the revolving line of credit excluding the amount available on the expansion feature.

The Company's interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Loss ("AOCL"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2005 and 2004.

The Company has entered into interest rate swap agreements, one in March 2001 for $50 million and two in September 2001 for $50 million and $30 million, to effectively convert a total of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreements matures in November 2005, the other matures in October 2006, and the $30 million swap agreement matures in September 2008. On April 29, 2005, the Company entered into two $50 million forward start interest rate swap agreements. One of the $50 million agreements is effective November 14, 2005 and matures September 1, 2009. The other agreement is effective October 10, 2006 and matures September 1, 2009.

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $3.0 million in 2005. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $2.7 million at June 30, 2005.

The table below summarizes the Company's debt obligations and interest rate derivatives at June 30, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.


	Expected Maturity Date							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%	-	-	$ 71,000	-	-	-	$ 71,000	$ 71,000
Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	-	$ 100,000	-	$ 100,000	$ 100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 80,664

Mortgage note - fixed rate 7.19% (Note 7)	$ 407	$ 870	$ 936	$997	$ 1,081	$ 41,382	$ 45,673	$ 48,152
Mortgage note - fixed rate 5.40% (Note 7)	$ 57	$ 120	$ 126	$133	$ 141	$ 3,369	$ 3,946	$ 3,946

Interest rate derivatives	-	-	-	-	-	-	-	$ 2,749

7.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.3 million at June 30, 2005. The 10-year note bears interest at 7.19%.

The Company assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% as compared to the actual outstanding balance of $3.6 million. The premium of approximately $0.3 million over the principal balance of the mortgage payable will be amortized over the remaining term of the mortgage based on the effective interest method. The note is secured by the one property with a carrying value of $6.1 million at June 30, 2005.

8.	COMMITMENTS AND CONTINGENCIES

The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

At June 30, 2005, the Company was in negotiations to acquire four stores for approximately $11.5 million. The four self storage facilities were purchased in July 2005.

9.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $17.3 million and $18.8 million for the six months ended June 30, 2005 and 2004, respectively.

10.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures includes an ownership interest in Locke Sovran I, LLC, which owns 11 self-storage facilities throughout the United States, and an ownership interest in Iskalo Office


Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.

In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75% which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at June 30, 2005. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Company of $1.1 million. The Company's remaining investment includes a capital contribution of $49.

A summary of the unconsolidated joint ventures' financial statements as of and for the six months ended June 30, 2005 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,459	$ -
Investment in office building	-	5,902
Other assets	1,319	649
Total Assets	$ 39,778 =====	$ 6,551 ======
Due to the Company	$ 2,529	$ -
Mortgage payable	29,609	7,573
Other liabilities	644	159
Total Liabilities	32,782	7,732
Unaffiliated partners' equity (deficiency)	3,788	(684)
Company equity (deficiency)	3,208	(497)
Total Liabilities and Partners' Equity (deficiency)	$ 39,778 =====	$ 6,551 =====
Income Statement Data:
Total revenues	$ 3,238	$ 549
Total expenses	3,091	558
Net income (loss)	$ 147 =====	$ (9) ======

The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

11.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share.


(in thousands except per share data)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Numerator:
Net income available to common shareholders	$ 14,133	$ 11,220

Denominator:
Denominator for basic earnings per share - weighted average shares	16,113	14,712
Effect of Dilutive Securities:
Stock options, warrants and unvested restricted stock	157	142
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	16,270	14,854

Basic earnings per common share	$ 0.88	$ 0.76
Diluted earnings per common share	$ 0.87	$ 0.76

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

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the self-storage industry; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to successfully extend our truck move-in program for new customers and Dri-guard product roll-out; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.


RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2005 THROUGH JUNE 30, 2005, COMPARED TO THE PERIOD APRIL 1, 2004 THROUGH JUNE 30, 2004

We recorded rental revenues of $32.9 million for the three months ended June 30, 2005, an increase of $3.6 million or 12.2% when compared to rental revenues of $29.3 million during the same period in 2004. Of this increase, $1.5 million resulted from a 5% increase in rental revenues at the 262 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2004). The increase in same store rental revenues was achieved primarily through a 4.6% rate increase and a slight occupancy increase. The remaining $2.1 million increase in rental revenues resulted from the acquisition of eight stores during 2005 and from having the 2004 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $1.5 million or 14.8% in 2005 compared to the same period in 2004. Of this increase, $0.8 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full quarter of operations. $0.7 million of the increase was due to increased insurance, truck, and maintenance expenses at the 262 core properties considered same stores. We expect the trend of increasing operating costs to continue at a moderate pace.

General and administrative expenses increased $0.3 million or 12.5% from the second quarter of 2004 to the second quarter of 2005. The increase primarily resulted from increased professional fees and the increased costs associated with operating the properties acquired in 2005 and 2004.

Depreciation and amortization expense increased from $4.9 million in 2004 to $5.4 million in 2005, primarily as a result of additional depreciation with respect to real estate assets acquired in 2005 and a full three months of depreciation on 2004 acquisitions.

Income from operations increased from $12.5 million in 2004 to $13.9 million in 2005 as a result of the net effect of the aforementioned items.

Interest expense increased from $4.3 million in 2004 to $4.8 million in 2005 as a result of additional borrowings under our line of credit to purchase eight stores in 2005 and the ten stores in 2004.

During 2004, the Company sold five non-strategic storage facilities. The operations of these facilities and the gain on sale are reported as discontinued operations in 2004. No facilities were sold in the first six months of 2005.

Preferred stock dividends have decreased due to the redemption of all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock in August 2004 and the conversion of 400,000 shares of Series C Convertible Preferred Stock to common stock in April 2004.


FOR THE PERIOD JANUARY 1, 2005 THROUGH JUNE 30, 2005, COMPARED TO THE PERIOD JANUARY 1, 2004 THROUGH JUNE 30, 2004

We recorded rental revenues of $64.1 million for the six months ended June 30, 2005, an increase of $7.0 million or 12.3% when compared to rental revenues of $57.1 million during the same period in 2004. Of this increase, $3.0 million resulted from a 5% increase in rental revenues at the 261 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2004). The increase in same store rental revenues was achieved primarily through a 4% rate increase and a slight occupancy increase. The remaining $4.0 million increase in rental revenues resulted from the acquisition of eight stores during 2005 and from having the 2004 acquisitions included for a full six months of operations. Other income increased $0.4 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $2.9 million or 14.1% in 2005 compared to the same period in 2004. Of this increase, $1.7 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full six months of operations. $1.2 million of the increase was due to increased snow plowing, insurance, truck, and maintenance expenses at the 261 core properties considered same stores.

General and administrative expenses increased $0.8 million or 16.0% from the first six months of 2004 compared to the first six months of 2005. The increase primarily resulted from increased professional fees and the increased costs associated with operating the properties acquired in 2005 and 2004.

Depreciation and amortization expense increased from $9.6 million in 2004 to $10.6 million in 2005, primarily as a result of additional depreciation with respect to real estate assets acquired in 2005 and a full six months of depreciation on 2004 acquisitions.

Income from operations increased from $23.7 million in 2004 to $26.4 million in 2005 as a result of the net effect of the aforementioned items.

Interest expense increased from $8.4 million in 2004 to $9.3 million in 2005 as a result of additional borrowings under our line of credit to purchase eight stores in 2005 and the ten stores in 2004.

During 2004, the Company sold five non-strategic storage facilities. The operations of these facilities and the gain on sale are reported as discontinued operations in 2004. No facilities were sold in the first six months of 2005.

Preferred stock dividends have decreased due to the redemption of all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock in August 2004 and the conversion of 400,000 shares of Series C Convertible Preferred Stock to common stock in April 2004.

FUNDS FROM OPERATIONS

We believe that Funds from Operations ("FFO") provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an


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

Reconciliation of Net Income to Funds From Operations
	Six months ended
(in thousands)	June 30, 2005	June 30, 2004
Net income	$ 16,646	$ 15,629
Minority interest in income	732	745
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	10,277	9,241
Depreciation of real estate included in discontinued operations	-	82
Depreciation and amortization from unconsolidated joint ventures	237	233
Gain on sale of real estate	-	(593)
Preferred stock dividends	(2,513)	(4,409)
Funds from operations allocable to minority interest in Operating Partnership	(732)	(640)
Funds from operations allocable to minority interest in consolidated joint venture	(722)	(675)
FFO available to common shareholders	$ 23,925 ======	$ 19,613 =====

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

Cash flows from operating activities were $31.1 million and $29.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase is primarily attributable to increased net income from continuing operations.

On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, increasing the maturity by one year to September 2007, and retaining a one year extension option. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. In addition, the line of credit requires a facility fee of 0.20%. At June 30, 2005, there was $29 million available on our line of credit.

In 2003, in addition to the line of credit and term note mentioned above, we also issued a $80 million unsecured term note bearing interest at a fixed rate of 6.26% and a $20 million unsecured term note bearing interest at a variable rate equal to LIBOR plus 1.50%. The term notes mature September 2013. In May 2005, these term notes were amended to modify certain of the financial covenants in the existing notes to be consistent with the financial covenants and related defined terms contained in the unsecured credit arrangements.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2005, we were in compliance with all covenants.

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.3 million at June 30, 2005. The 10-year note bears interest at a fixed rate of 7.19%. We also assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% rather than the actual outstanding balance of $3.6 million.


In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. We immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. On August 4, 2004, we issued 306,748 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 400,000 shares of Series C Preferred Stock into common stock. As a result of this conversion, all such 400,000 shares of Series C Preferred Stock were retired leaving 2,400,000 shares outstanding at June 30, 2005.

During 2004 and 2005, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2005, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During 2005, we issued approximately 252,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $8.3 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance. Also during 2005, a holder of the Series C Preferred Stock exercised a warrant for 195,000 shares of common stock at $32.60 resulting in net proceeds to us of $6.4 million.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the six months ended June 30, 2005, we used operating cash flow and borrowings pursuant to the line of credit to acquire eight properties in Alabama, Connecticut, Massachusetts, New York, and Texas comprising 0.6 million square feet from unaffiliated storage operators for $45.6 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.


At June 30, 2005, we were in negotiations to acquire four stores in San Antonio, Austin, and Houston, Texas for approximately $11.5 million. These stores were purchased in July 2005.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In the first six months of 2005, our percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of June 30, 2005, 494,269 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At June 30, 2005, we have five outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. We have an unsecured credit facility in place through September 2007 enabling us to borrow funds at rates of LIBOR plus 0.9%, an unsecured term note at rates of LIBOR plus 1.2% through September 2009, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. As a result of the above-described interest rate swap agreements, we have fixed our interest rate through November 2005 on $50 million at 5.45%, through October 2006 on $50


million at 5.685%, and through September 2008 on $30 million at 6.005%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

On April 29, 2005, we entered into two additional forward start interest rate swap agreements. The first swap effectively fixes the LIBOR base rate at 4.39% beginning November 14, 2005 through September 1, 2009 on $50 million notional amount of indebtedness. The second swap effectively fixes the LIBOR base rate at 4.48% beginning October 10, 2006 through September 1, 2009 on $50 million notional amount indebtedness.

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

Through September 2008, $210 million of our $271 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $271 million at June 30, 2005, a 1% increase in interest rates would have a $610,000 effect on our interest expense annually.

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

RECENT ACCOUNTING PRONOUNCEMENT

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.


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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 is effective no later than for fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The application of Interpretation 47 does not have a material impact on the Company's financial position or results of operations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on

that evaluation, our management, including the Chief Executive Officer and Chief Financial


Officer, concluded that our disclosure controls and procedures were effective at June 30, 2005. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under The Securities Exchange Act of 1934) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	Other Information
Item 1.	Legal Proceedings

No disclosure required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No disclosure required.

Item 3.	Defaults Upon Senior Securities

No disclosure required.

Item 4.	Submission of Matters to a Vote of Security Holders
a.)	The Annual Meeting of Shareholders was held on Thursday, May 18, 2005.

b.)	Directors	Votes For	Votes Withheld

	Robert J. Attea	14,387,019	586,432
	Kenneth F. Myszka	14,592,710	380,741
	John E. Burns	14,525,765	447,686
	Michael A. Elia	14,523,273	450,178
	Anthony P. Gammie	14,215,321	758,130
	Charles E. Lannon	14,251,593	721,858

c.)	Adoption of the Sovran Self Storage, Inc. 2005 Award and Option Plan.

	Votes For	6,198,284
	Votes Against	4,743,085
	Abstentions	89,801
	Broker Nonvotes	3,942,283
- 21 -
d.)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

	Votes For	14,863,174
	Votes Against	84,917
	Abstentions	25,361
	Broker Nonvotes	0
Item 5.	Other Information

No disclosure required.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K, dated May 4, 2005, attaching a press release announcing results of operations for the quarter ended March 31, 2005.

The Company furnished a Current Report on Form 8-K, dated May 20, 2005, announcing the Company had amended the note purchase agreement, dated as of September 4, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
August 5, 2005 Date

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

Date:          August 5, 2005
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

Date:          August 5, 2005
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

1)

The Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          August 5, 2005

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer