Form 10-Q
period 2005-09-30
SOVRAN SELF STORAGE INC
filed 2005-11-04
CIK 944314


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

As of October 31, 2005 there were outstanding 17,104,328 shares of the registrant's Common Stock, $.01 par value.


Part 1. Item 1.	Financial Information Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	September 30, 2005 (unaudited)	December 31, 2004
Assets
Investment in storage facilities:
Land	$ 162,101	$ 148,341
Building and equipment	722,458	663,175
	884,559	811,516
Less: accumulated depreciation	(125,097)	(109,750)
Investment in storage facilities, net	759,462	701,766
Cash and cash equivalents	6,329	3,105
Accounts receivable	1,544	1,530
Receivable from related parties	75	90
Receivable from joint ventures	2,685	2,593
Investment in joint ventures	890	1,113
Prepaid expenses	3,881	3,282
Fair value of interest rate swap agreements	95	-
Other assets	5,829	6,094
Total Assets	$ 780,790 ======	$ 719,573 ======
Liabilities
Line of credit	$ 85,000	$ 43,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	13,125	9,121
Deferred revenue	4,133	3,824
Fair value of interest rate swap agreements	-	3,425
Accrued dividends	10,444	9,663
Mortgages payable	49,394	46,075
Total Liabilities	362,096	315,108
Minority interest - Operating Partnership	11,533	12,007
Minority interest - consolidated joint venture	14,356	15,007
Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 1,877,650 shares issued and outstanding, (2,400,000 at December 31, 2004), $46,941 liquidation value	41,642	53,227
Common stock $.01 par value, 100,000,000 shares authorized, 16,981,442 shares outstanding (15,972,227 at December 31, 2004)	181	171
Additional paid-in capital	448,963	418,007
Unearned restricted stock	(1,973)	(1,774)
Dividends in excess of net income	(69,099)	(61,751)
Accumulated other comprehensive income (loss)	266	(3,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	392,805	377,451
Total Liabilities and Shareholders' Equity	$ 780,790 =======	$ 719,573 ======
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	July 1, 2005 to September 30, 2005	July 1, 2004 to September 30, 2004
Revenues:
Rental income	$ 34,811	$ 31,433
Other operating income	1,192	988
Total operating revenues	36,003	32,421

Expenses:
Property operations and maintenance	9,278	8,895
Real estate taxes	3,182	2,957
General and administrative	2,945	2,730
Depreciation and amortization	5,626	5,119
Total operating expenses	21,031	19,701

Income from operations	14,972	12,720
Other income (expense):
Interest expense	(5,090)	(4,602)
Interest income	109	98
Minority interest - Operating Partnership	(285)	(233)
Minority interest - consolidated joint venture	(158)	(149)
Equity in income of joint ventures	63	65
Income from continuing operations	9,611	7,899
Income from discontinued operations (Note 5)	-	513
Net Income	9,611	8,412
Redemption amount in excess of carrying value of Series B Preferred Stock	-	(1,415)
Preferred stock dividends	(983)	(1,503)
Net income available to common shareholders	$ 8,628 =======	$ 5,494 =======

Per common share - basic:
Continuing operations	$ 0.52	$ 0.33
Discontinued operations	-	.03
Earnings per common share - basic	$ 0.52 =======	$ 0.36 =======
Per common share - diluted:
Continuing operations	$ 0.52	$ 0.32
Discontinued operations	-	.03
Earnings per common share - diluted	$ 0.52 =======	$ 0.35 =======
Common shares used in basic earnings per share calculation	16,542,635	15,414,524
Common shares used in diluted earnings per share calculation	16,658,709	15,505,652

Dividends declared per common share	$ 0.6150 =======	$ 0.6050 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2005 to September 30, 2005	January 1, 2004 to September 30, 2004
Revenues:
Rental income	$ 98,918	$ 88,502
Other operating income	3,240	2,638
Total operating revenues	102,158	91,140

Expenses:
Property operations and maintenance	26,421	23,820
Real estate taxes	9,294	8,417
General and administrative	8,846	7,816
Depreciation and amortization	16,269	14,678
Total operating expenses	60,830	54,731

Income from operations	41,328	36,409
Other income (expense):
Interest expense	(14,370)	(13,015)
Interest income	329	315
Minority interest - Operating Partnership	(794)	(782)
Minority interest - consolidated joint venture	(381)	(345)
Equity in income of joint ventures	145	154
Income from continuing operations	26,257	22,736
Income from discontinued operations (Note 5)	-	1,306
Net Income	26,257	24,042
Redemption amount in excess of carrying value of Series B Preferred Stock	-	(1,415)
Preferred stock dividends	(3,495)	(5,911)
Net income available to common shareholders	$ 22,762 =======	$ 16,716 =======

Per common share - basic:
Continuing operations	$ 1.40	$ 1.03
Discontinued operations	-	0.09
Earnings per common share - basic	$ 1.40 =======	$ 1.12 =======
Per common share - diluted:
Continuing operations	$ 1.39	$ 1.02
Discontinued operations	-	0.09
Earnings per common share - diluted	$ 1.39 =======	$ 1.11 =======
Common shares used in basic earnings per share calculation	16,256,432	14,946,367
Common shares used in diluted earnings per share calculation	16,399,512	15,071,366

Dividends declared per common share	$ 1.8250 =======	$ 1.8100 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2005 to September 30, 2005	January 1, 2004 to September 30, 2004
Operating Activities
Income from continuing operations	$ 26,257	$ 22,736
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	16,269	14,678
Equity in income of joint ventures	(145)	(154)
Minority interest	1,175	1,127
Restricted stock earned	383	308
Changes in assets and liabilities:
Accounts receivable	18	185
Prepaid expenses	(471)	(198)
Accounts payable and other liabilities	3,836	3,546
Deferred revenue	(45)	(215)
Net cash provided by operating activities	47,277	42,013

Investing Activities
Acquisition of storage facilities	(56,842)	(65,410)
Improvements and equipment additions	(12,228)	(12,743)
Net proceeds from sale of storage facilities	-	11,669
(Advances to) receipts from joint ventures	(92)	894
Receipts from related parties	15	5
Net cash used in investing activities	(69,147)	(65,585)

Financing Activities
Net proceeds from sale of common stock	18,799	36,286
Proceeds from line of credit	51,000	64,000
Paydown of line of credit	(9,000)	(21,000)
Financing costs	(322)	-
Dividends paid-common stock	(29,329)	(26,565)
Dividends paid-preferred stock	(3,495)	(5,911)
Distributions from unconsolidated joint venture	368	297
Minority interest distributions	(1,929)	(1,821)
Redemption of Operating Partnership Units	(371)	(1,598)
Redemption of Series B Preferred Stock	-	(30,000)
Series C Preferred Stock placement certificate payment	-	(5,031)
Mortgage principal payments	(627)	(548)
Net cash provided by financing activities	25,094	8,109
Net increase (decrease) in cash from continuing operations	3,224	(15,463)
Cash provided by discontinued operations	-	313
Cash at beginning of period	3,105	20,101
Cash at end of period	$ 6,329 =====	$ 4,951 ======
Supplemental cash flow information Cash paid for interest	$ 15,361	$ 14,560
Fair value of assets assumed on the acquisition of storage facilities	160	90
Fair value of liabilities assumed on the acquisition of storage facilities	4,468	834

Dividends declared but unpaid were $10,444 at September 30, 2005 and $9,461 at September 30, 2004.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At September 30, 2005, we owned and/or managed 284 self-storage properties under the "Uncle Bob's Self Storage" registered trade name in 21 states.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 97.2% ownership interest therein as of September 30, 2005. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under Statement 123(R). Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt Statement 123(R) on January 1, 2006.

As permitted by Statement 123, through the third quarter of 2005 and previous years, the Company accounted for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date was equal to or greater than the fair market value of the stock at that date. For restricted shares issued to employees and non-employee directors, the Company records, as unearned compensation (a component of stockholders' equity), an amount equivalent to the fair market value of the shares on the date of grant and amortizes the unearned compensation to compensation expense on a straight-line basis over the related share restriction period. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:
	Pro Forma Nine Months Ended September 30,
(dollars in thousands, except per share data)	2005	2004
Net income available to common shareholders as reported	$ 22,762	$ 16,716
Add: Total stock-based compensation expense recorded	383	308
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(497)	(458)
Pro forma net income available to common shareholders	$ 22,648	$ 16,566
Earnings per common share
Basic - as reported	$ 1.40	$ 1.12
Basic - pro forma	$ 1.39	$ 1.11
Diluted - as reported	$ 1.39	$ 1.11
Diluted - pro forma	$ 1.38	$ 1.10


4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the nine months ended September 30, 2005.

(dollars in thousands)
Cost:
Beginning balance	$ 811,516
Property acquisitions	61,150
Improvements and equipment additions	12,507
Dispositions	(614)
Ending balance	$ 884,559
Accumulated Depreciation:
Beginning balance	$ 109,750
Additions during the period	15,683
Dispositions	(336)
Ending balance	$ 125,097

During the first nine months of 2005, the Company acquired 13 storage facilities for $61.2 million. Substantially all of the purchase price of these facilities was allocated to land ($12.1 million), building ($48.1 million) and equipment ($1.0 million) and the operating results of the acquired facilities have been included in the Company's operations since their respective acquisition dates.
5.	DISCONTINUED OPERATIONS

During 2004, the Company sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million. The operations of these five facilities and the gain on sale are reported as discontinued operations in 2004. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2005 to September 30, 2005	January 1, 2004 to September 30, 2004
Total revenue	$ -	$ 544
Property operations and maintenance expense	-	(193)
Real estate tax expense	-	(38)
Depreciation and amortization expense	-	(90)
Net realized gain on properties sold	-	1,083
Total income from discontinued operations	$ - ====	$ 1,306 =====
6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended to increase the line of credit availability from $75 million to $100 million


(expandable to $200 million), reduce the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, and extend the maturity by one year to September 2007. The line of credit requires a facility fee of 0.20%. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at September 30, 2005 on the Company's line of credit before the effect of interest rate swaps was approximately 4.7%. At September 30, 2005, there was $15 million available on the revolving line of credit excluding the amount available on the expansion feature.

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

The Company has entered into interest rate swap agreements, one in March 2001 for $50 million and two in September 2001 for $50 million and $30 million, to effectively convert a total of $130 million of variable-rate debt to fixed-rate debt. One of the $50 million interest rate swap agreements matures in November 2005, the other matures in October 2006, and the $30 million swap agreement matures in September 2008. On April 29, 2005, the Company entered into two $50 million forward start interest rate swap agreements. One of the $50 million agreements is effective November 14, 2005 and matures September 1, 2009. The other agreement is effective October 10, 2006 and matures September 1, 2009. On September 4, 2005, the Company entered into a $20 million interest rate swap that matures in September 2013.

Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $2.5 million in 2005. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements to the Company including accrued interest was an asset of $0.3 million at September 30, 2005.

The table below summarizes the Company's debt obligations and interest rate derivatives at September 30, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.


	Expected Maturity Date							Fair
(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%	-	-	$ 85,000	-	-	-	$ 85,000	$ 85,000
Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	-	$ 100,000	-	$ 100,000	$ 100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 80,913

Mortgage note - fixed rate 7.19% (Note 7)	$ 210	$ 870	$ 936	$997	$ 1,081	$ 41,382	$ 45,476	$ 47,282
Mortgage note - fixed rate 5.40% (Note 7)	$ 29	$ 120	$ 126	$133	$ 141	$ 3,369	$ 3,918	$ 3,874

Interest rate derivatives	-	-	-	-	-	-	-	$ 95

7.	MORTGAGES PAYABLE

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.3 million at September 30, 2005. The 10-year note bears interest at 7.19%.

The Company assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% as compared to the actual outstanding balance of $3.6 million. The premium of approximately $0.3 million over the principal balance of the mortgage payable will be amortized over the remaining term of the mortgage based on the effective interest method. The note is secured by the one property with a carrying value of $6.0 million at September 30, 2005.

8.	COMMITMENTS AND CONTINGENCIES

The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

At September 30, 2005, the Company was in negotiations to acquire five stores for approximately $17.4 million.

9.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $29.8 million and $26.9 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at September 30, 2005. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Company of $1.1 million. The Company's remaining investment includes a capital contribution of $49.

A summary of the unconsolidated joint ventures' financial statements as of and for the nine months ended September 30, 2005 is as follows:

(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,402	$ -
Investment in office building	-	6,002
Other assets	1,384	685
Total Assets	$ 39,786 =====	$ 6,687 ======
Due to the Company	$ 2,685	$ -
Mortgage payable	29,540	7,548
Other liabilities	701	340
Total Liabilities	32,926	7,888
Unaffiliated partners' equity (deficiency)	3,711	(694)
Company equity (deficiency)	3,149	(507)
Total Liabilities and Partners' Equity (deficiency)	$ 39,786 =====	$ 6,687 =====
Income Statement Data:
Total revenues	$ 4,960	$ 844
Total expenses	4,672	872
Net income (loss)	$ 288 =====	$ (28) ======

The Company does not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC.

11.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share.


(in thousands except per share data)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Numerator:
Net income available to common shareholders	$ 22,762	$ 16,716

Denominator:
Denominator for basic earnings per share - weighted average shares	16,256	14,946
Effect of Dilutive Securities:
Stock options, warrants and unvested restricted stock	144	125
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	16,400	15,071

Basic earnings per common share	$ 1.40	$ 1.12
Diluted earnings per common share	$ 1.39	$ 1.11

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


RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2005 THROUGH SEPTEMBER 30, 2005, COMPARED TO THE PERIOD JULY 1, 2004 THROUGH SEPTEMBER 30, 2004

We recorded rental revenues of $34.8 million for the three months ended September 30, 2005, an increase of $3.4 million or 10.7% when compared to rental revenues of $31.4 million during the same period in 2004. Of this increase, $1.5 million resulted from a 4.9% increase in rental revenues at the 253 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2004 excluding 5 properties in lease-up purchased in 2004). The increase in same store rental revenues was achieved through a 2.7% rate increase and a 140 basis point increase in average occupancy. The remaining $1.9 million increase in rental revenues resulted from the acquisition of 13 stores during 2005 and from having the 2004 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $0.6 million or 5.1% in 2005 compared to the same period in 2004. Of this increase, $0.8 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full quarter of operations. Expenses at the 253 core properties decreased by $0.2 million mainly due to a decrease in hurricane expense from $0.6 million in the quarter ended September 2004 to $0.2 million for the quarter ended September 2005. We expect operating costs to increase slightly for the remainder of 2005 excluding the effect of uninsured damages caused by hurricane Wilma that are currently estimated at $0.4 to $0.6 million.

General and administrative expenses increased $0.2 million or 7.9% from the third quarter of 2004 to the third quarter of 2005. The increase primarily resulted from increased professional fees and the increased costs associated with operating the properties acquired in 2005 and 2004.

Depreciation and amortization expense for the quarter increased from $5.1 million in 2004 to $5.6 million in 2005, primarily as a result of additional depreciation with respect to real estate assets acquired in 2005 and a full three months of depreciation on 2004 acquisitions.

Income from operations increased from $12.7 million in 2004 to $15.0 million in 2005 as a result of the net effect of the aforementioned items.

Interest expense increased from $4.6 million in 2004 to $5.1 million in 2005 as a result of additional borrowings under our line of credit to purchase 13 stores in 2005 and the 10 stores in 2004.

During 2004, we sold five non-strategic storage facilities. The operations of these facilities and the gain on sale are reported as discontinued operations in 2004. No facilities were sold in the first nine months of 2005 and none are expected to be sold during the remainder of 2005.


We redeemed all 1,200,000 then outstanding shares of our 9.85% Series B Preferred Stock on August 2, 2004 for $30 million plus accrued but unpaid dividends on those shares. The $1.4 million excess of the redemption amount over the carrying value is shown as a reduction to 2004 net income. Preferred stock dividends have decreased due to the 2004 redemption of our Series B Cumulative Preferred Stock, the conversion of 400,000 shares of Series C Convertible Preferred Stock to common stock in April 2004, and the conversion of 522,350 shares of Series C Convertible Preferred Stock to common stock in August and September of 2005.

FOR THE PERIOD JANUARY 1, 2005 THROUGH SEPTEMBER 30, 2005, COMPARED TO THE PERIOD JANUARY 1, 2004 THROUGH SEPTEMBER 30, 2004

We recorded rental revenues of $98.9 million for the nine months ended September 30, 2005, an increase of $10.4 million or 11.8% when compared to rental revenues of $88.5 million during the same period in 2004. Of this increase, $4.5 million resulted from a 5% increase in rental revenues at the 250 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2004). The increase in same store rental revenues was achieved primarily through a 3.5% rate increase and a slight occupancy increase. The remaining $5.9 million increase in rental revenues resulted from the acquisition of 13 stores during 2005 and from having the 2004 acquisitions included for a full nine months of operations. Other income increased $0.6 million due to increased insurance sales and the additional incidental revenue generated by truck rentals.

Property operating and real estate tax expense increased $3.5 million or 10.8% in 2005 compared to the same period in 2004. Of this increase, $2.5 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full nine months of operations. $1.0 million of the increase was mainly due to increased snow plowing, truck, and maintenance expenses at the 250 core properties considered same stores.

General and administrative expenses increased $1.0 million or 13.2% from the first nine months of 2004 compared to the first nine months of 2005. The increase primarily resulted from increased professional fees and the increased costs associated with operating the properties acquired in 2005 and 2004.

Depreciation and amortization expense increased from $14.7 million in 2004 to $16.3 million in 2005, primarily as a result of additional depreciation with respect to real estate assets acquired in 2005 and a full nine months of depreciation on 2004 acquisitions.

Income from operations increased from $36.4 million in 2004 to $41.3 million in 2005 as a result of the net effect of the aforementioned items.

Interest expense increased from $13.0 million in 2004 to $14.4 million in 2005 as a result of additional borrowings under our line of credit to purchase 13 stores in 2005 and the 10 stores in 2004.

During 2004, the Company sold five non-strategic storage facilities. The operations of these facilities and the gain on sale are reported as discontinued operations in 2004. No facilities were sold in the first nine months of 2005.


As previously stated we redeemed all 1,200,000 then outstanding shares of our 9.85% Series B Preferred Stock in August 2004 for $30 million plus accrued but unpaid dividends on those shares. The $1.4 million excess of the redemption amount over the carrying value is shown as a reduction to 2004 net income. Preferred stock dividends have decreased due to the 2004 redemption of our Series B Cumulative Preferred Stock, the conversion of 400,000 shares of Series C Convertible Preferred Stock to common stock in 2004, and the conversion of 522,350 shares of Series C Convertible Preferred Stock to common stock in 2005.

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


Reconciliation of Net Income to Funds From Operations
	Nine months ended
(in thousands)	September 30, 2005	September 30, 2004
Net income	$ 26,257	$ 24,042
Minority interest in income	1,175	1,127
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	15,682	14,181
Depreciation of real estate included in discontinued operations	-	90
Depreciation and amortization from unconsolidated joint ventures	358	350
Gain on sale of real estate	-	(1,148)
Preferred stock dividends	(3,495)	(5,911)
Redemption amount in excess of carrying value of Series B Preferred Stock	-	(1,415)
Funds from operations allocable to minority interest in Operating Partnership	(1,140)	(962)
Funds from operations allocable to minority interest in consolidated joint venture	(1,135)	(1,072)
FFO available to common shareholders	$ 37,702 ======	$ 29,282 =====

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

Cash flows from operating activities were $47.3 million and $42.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase is primarily attributable to increased net income from continuing operations.

On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, extending the maturity by one year to September 2007, and retaining a one year extension option. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. In addition, the line of credit requires a facility fee of 0.20%. At September 30, 2005, there was $15 million available on our line of credit.


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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of September 30, 2005, we were in compliance with all covenants.

In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $73.3 million at September 30, 2005. The 10-year note bears interest at a fixed rate of 7.19%. We also assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% rather than the actual outstanding balance of $3.6 million.

In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. In August 2004, we issued 306,748 shares of our common stock in connection with the conversion of 400,000 shares of Series C Preferred Stock into common stock. In August and September of 2005, we issued 400,574 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 522,350 shares of Series C Preferred Stock into common stock. As a result of these conversions 1,877,650 shares of Series C Preferred Stock are outstanding at September 30, 2005, and all converted shares of Series C Preferred Stock have been retired.

During 2004 and 2005, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2005, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.


During 2005, we issued approximately 346,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $12.3 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance. Also during 2005, a holder of the Series C Preferred Stock exercised a warrant to purchase 195,000 shares of common stock at a purchase price of $32.60 per share resulting in net proceeds to us of $6.4 million.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the nine months ended September 30, 2005, we used operating cash flow and borrowings pursuant to the line of credit to acquire 13 properties in Alabama, Connecticut, Georgia, Massachusetts, New York, and Texas comprising 0.9 million square feet from unaffiliated storage operators for $61.1 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At September 30, 2005, the Company was in negotiations to acquire five stores for approximately $17.4 million.

DISPOSITION OF PROPERTIES

During 2004 we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In the first nine months of 2005, our percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.


UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of September 30, 2005, 486,352 Units are outstanding that were issued in exchange for property at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At September 30, 2005, we have six outstanding interest rate swap agreements. The first, entered into in March 2001, effectively fixes the LIBOR base rate at 5.36% through November 2005 on $50 million notional amount. The second, entered in September 2001, effectively fixes the LIBOR base rate at 4.485% through October 2006 on another $50 million notional amount. The third, also entered in September 2001, effectively fixes the LIBOR base rate at 4.805% through September 2008 on $30 million notional amount. The fourth, entered into in September 2005, effectively fixes the LIBOR base rate at 4.435% through September 2013 on $20 million notional amount. We have an unsecured credit facility in place through September 2007 enabling us to borrow funds at rates of LIBOR plus 0.9%, an unsecured term note at rates of LIBOR plus 1.2% through September 2009, and an unsecured term note at rates of LIBOR plus 1.5% through September 2013. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $130 million of our debt through the interest rate swap termination dates.

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

As a result of the above-described interest rate swap agreements, we have fixed our interest rate through November 2005 on $50 million at 5.45%, through October 2006 on $50 million at 5.685%, through September 2008 on $30 million at 6.005%, and through September 2013 on $20 million at 5.935%. In addition, as a result of the April 2005 forward start swap agreements we have fixed our interest rate beginning November 2005 through September 2009 on $50 million at 5.59%, and beginning October 2006 through September 2009 on $50 million at 5.68%. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $150 million of our debt through the interest rate swap termination dates.

Through September 2008, $230 million of our $285 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding debt of $285 million at September 30, 2005, a 1% increase in interest rates would have a $550,000 effect on our interest expense annually.

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

Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure which was permitted by Statement 123, is no longer an alternative under Statement 123(R). Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on January 1, 2006.

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


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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2005. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2005.

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

PART II.	Other Information
Item 1.	Legal Proceedings

No disclosure required.


Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2005, the Company issued 49,404 shares of our common stock to GEBAM, Inc. (the "Purchaser") upon a cashless exercise by the Purchaser of a warrant to purchase shares of common stock of the Company. No discount or commission was paid in connection with the exercise of the warrant. The warrant was issued to Purchaser in July 2002 in connection with its purchase of Series C Convertible Preferred Stock.

From August 23, 2005 through September 30, 2005, 522,350 shares of the Company's Series C Convertible Cumulative Preferred Stock were converted by the Purchaser into 400,574 shares of the Company's common stock pursuant to Section 7 of the Articles Supplementary, Sovran Self Storage, Inc., Series C Convertible Cumulative Preferred Stock.

The foregoing issuances were not made pursuant to a registration statement under the Securities Act of 1933 and were made in reliance upon the exemption provided by Section 4(2) thereof. The common stock issued to the Purchaser has been registered for resale by Purchaser pursuant to a Form S-3 registration statement (SEC File No. 333-97715).

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


(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K, dated August 3, 2005, attaching a press release announcing results of operations for the quarter ended June 30, 2005.

The Company furnished a Current Report on Form 8-K, dated September 8, 2005, announcing the conversion by a holder of a portion of the Series C Convertible Cumulative Preferred Stock to Common Stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
November 4, 2005 Date

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

Date:          November 4, 2005
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

Date:          November 4, 2005
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

1)

The Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          November 4, 2005

/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer