Form 10-K/A
period 2004-12-31
SOVRAN SELF STORAGE INC
filed 2006-01-06
CIK 944314


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [ X ]     No  [   ]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  [   ]     No  [ X ]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]     No  [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]     No  [   ]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]     No  [ X ]

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders of the Company to be held on May 18, 2005 (Part III).


EXPLANATORY NOTE

              This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed on March 15, 2005, is being filed for the sole purpose of correcting the Report of Independent Registered Public Accounting Firm, which inadvertently excluded the fourth paragraph as required by paragraph 170 of the Public Company Accounting Oversight Board Auditing Standard No. 2.

              This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment No. 1 contains only sections and exhibits to the Form 10-K that are being amended. Accordingly, the sections of and exhibits to the Form 10-K as originally filed that are not included herein are unchanged and continue in full force and effect as originally filed and should be read in conjunction with this Form 10-K/A.

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

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovran Self Storage, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.
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
See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002

Revenues
Rental income	$ 119,605	$ 108,524	$ 98,389
Other operating income	3,681	2,890	2,118
Total operating revenues	123,286	111,414	100,507

Expenses
Property operations and maintenance	32,166	28,545	23,852
Real estate taxes	11,014	9,977	9,128
General and administrative	11,071	9,616	8,586
Depreciation and amortization	19,895	18,687	17,102
Total operating expenses	74,146	66,825	58,668

Income from operations	49,140	44,589	41,839

Other income (expenses)
Interest expense	(17,408)	(15,102)	(14,664)
Interest income	301	416	356
Write-off of unamortized financing fees due to debt retirement	-	(713)	-
Minority interest - Operating Partnership	(1,043)	(1,176)	(1,180)
Minority interest - consolidated joint venture	(499)	(614)	(810)
Equity in income (losses) of joint ventures	207	186	(15)

Income from continuing operations	30,698	27,586	25,526
Income from discontinued operations (including gain on disposal in 2004 of $1,083)	1,306	837	775

Net Income	32,004	28,423	26,301
Redemption amount in excess of carrying value of Series B Preferred Stock	(1,415)	-	-
Preferred stock dividends	(7,168)	(8,818)	(5,093)
Net income available to common shareholders	$ 23,421 =======	$ 19,605 =======	$ 21,208 =======

Per Common Share - basic:
Continuing operations	$ 1.45	$ 1.41	$ 1.60
Discontinued operations	$ 0.09	$ 0.06	$ 0.06
Earnings per common share - basic	$ 1.54	$ 1.47	$ 1.66

Per Common Share - diluted:
Continuing operations	$ 1.44	$ 1.40	$ 1.58
Discontinued operations	$ 0.09	$ 0.06	$ 0.06
Earnings per common share - diluted	$ 1.53	$ 1.46	$ 1.64

Dividends declared per common share	$ 2.42	$ 2.41	$ 2.38

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except share data)	9.85% Series B Preferred Stock Shares	9.85% Series B Preferred Stock	8.375% Series C Preferred Stock Shares	8.375% Series C Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance January 1, 2002	1,200,000	$ 28,585	-	$ -	12,354,961	$ 132	$ 293,835	$ (1,978)	$ (25,746)	$ 373	$(18,037)	$277,164
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	549,720	6	16,440	-	-	-	-	16,446
Issuance of 8.375% Series C Convertible Preferred Stock	-	-	2,800,000	67,129	-	-	977	-	(230)	-	-	67,876
Exercise of stock options	-	-	-	-	247,775	2	5,646	-	-	-	-	5,648
Issuance of restricted stock	-	-	-	-	18,500	-	586	(586)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	430	-	-	-	430
Deferred compensation outside directors	-	-	-	-	-	-	89	-	-	-	-	89
Purchase of treasury shares	-	-	-	-	(186,617)	-	-	-	-	-	(5,188)	(5,188)
Carrying value less than redemption value on redeemed partnership units	-	-	-	-	-	-	(150)	-	-	-	-	(150)
Net income	-	-	-	-	-	-	-	-	26,301	-	-	26,301
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	(10,393)	-	(10,393)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	15,908
Dividends	-	-	-	-	-	-	-	-	(35,449)	-	-	(35,449)
Balance December 31, 2002	1,200,000	28,585	2,800,000	67,129	12,984,339	140	317,423	(2,134)	(35,124)	(10,020)	$ (23,225)	$342,774
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	1,098,230	11	34,588	-	-	-	-	34,599
Exercise of stock options	-	-	-	-	323,110	3	7,726	-	-	-	-	7,729
Earned portion of restricted stock	-	-	-	-	-	-	-	412	-	-	-	412
Deferred compensation outside directors	-	-	-	-	-	-	96	-	-	-	-	96
Value of Series C Preferred Stock placement certificate	-	-	-	-	-	-	(2,958)	-	-	-	-	(2,958)
Purchase of treasury shares	-	-	-	-	(145,816)	-	-	-	-	-	(3,950)	(3,950)
Net income	-	-	-	-	-	-	-	-	28,423	-	-	28,423
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	2,440	-	2,440
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	30,863
Dividends	-	-	-	-	-	-	-	-	(41,368)	-	-	(41,368)
Balance December 31, 2003	1,200,000	28,585	2,800,000	67,129	14,259,863	154	356,875	(1,722)	(48,069)	(7,580)	(27,175)	368,197
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	1,163,651	12	43,482	-	-	-	-	43,494
Exercise of stock options	-	-	-	-	225,750	2	5,500	-	-	-	-	5,502
Issuance of restricted stock	-	-	-	-	12,058	-	463	(463)	-	-	-	-
32


Earned portion of restricted stock	-	-	-	-	-	-	-	411	-	-	-	411
Deferred compensation outside directors	-	-	-	-	-	-	129	-	-	-	-	129
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	-	-	(400,000)	(8,871)	310,905	3	8,868	-	-	-	-	-
Exercise of Series C Preferred Stock placement certificate	-	-	-	(5,031)	-	-	2,958	-	-	-	-	(2,073)
Carrying value less than redemption value on redeemed partnership units	-	-	-	-	-	-	(268)	-	-	-	-	(268)
Redemption of 9.85% Series B Preferred Stock	(1,200,000)	(28,585)	-	-	-	-	-	-	-	-	-	(28,585)
Redemption amount in excess of carrying value of 9.85% Series B Preferred Stock	-	-	-	-	-	-	-	-	(1,415)	-	-	(1,415)
Net income	-	-	-	-	-	-	-	-	32,004	-	-	32,004
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	4,326	-	4,326
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	36,330
Dividends	-	-	-	-	-	-	-	-	(44,271)	-	-	(44,271)
Balance December 31, 2004	- ========	$ - ========	2,400,000 ========	$ 53,227 =======	15,972,227 =========	$ 171 =======	$ 418,007 ========	$ (1,774) =======	$ (61,751) ========	$ (3,254) =========	$ (27,175) =======	$377,451 =======

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

10.20**	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership.
10.21**	Registration Rights Agreement.
10.22	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association. (Incorporated by reference to the same numbered exhibit to Registrant's Form 10-K filed March 27, 2003.)
10.23 *****	Second Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein.
10.24 ***	Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein.
12.1 ******	Statement Re: Computation of Earnings to Fixed Charges.

21	Subsidiary of the Company. The Company's only subsidiary is Sovran Holdings, Inc.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference to the same numbered exhibits as filed in the Company's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995.


**	Incorporated by reference to the same numbered exhibits as filed in the Company's Current Report on Form 8-K, filed July 12, 2002.
***	Incorporated by reference to the same numbered exhibits as filed in the Company's Quarterly Report on Form 10-Q, filed November 12, 2003.
****	Incorporated by reference to exhibits 10.19 to 10.21 as filed in the Company's Annual Report on Form 10-K/A, filed June 27, 2002.
*****	Incorporated by reference to Exhibit 10.25 filed in the Company's Current report on Form 8-K, filed December 21, 2004.
******	Incorporated by reference to Exhibit 12.1 filed in the Company's Annual Report on Form 10-K, filed March 15, 2005
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
January 6, 2006	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	January 6, 2006
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	January 6, 2006
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	January 6, 2006
/s/ John Burns John Burns	Director	January 6, 2006
/s/ Michael A. Elia Michael A. Elia	Director	January 6, 2006
/s/ Anthony P. Gammie Anthony P. Gammie	Director	January 6, 2006
/s/ Charles E. Lannon Charles E. Lannon	Director	January 6, 2006

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

We also consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-51169 and Form S-3 No. 333-118223) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in each related Prospectus of our reports dated March 4, 2005 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc., Sovran Self Storage, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Sovran Self Storage, Inc., included in this Form 10-K/A.
/s/ Ernst & Young LLP

January 5, 2006 Buffalo, New York


Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

I, Robert J. Attea, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Sovran Self Storage, Inc.;
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

Date:          January 6, 2006
/ S / Robert J. Attea Robert J. Attea Chairman of the Board and Chief Executive Officer


Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

I, David L. Rogers, certify that:
1.	I have reviewed this annual report on Form 10-K/A of Sovran Self Storage, Inc.;
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

Date:          January 6, 2006
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
1)

The Annual Report on Form 10-K/A of the Company for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Dated:          January 6, 2006
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer