Form 10-K
period 2005-12-31
SOVRAN SELF STORAGE INC
filed 2006-03-13
CIK 944314


UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Yes   [ X ]     No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the exchange Act).   Large Accelerated Filer   [ X ]   Accelerated Filer   [   ]   Non-accelerated Filer   [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]     No  [ X ]

     As of June 30, 2005, 16,419,848 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $716,215,799 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2005).


     As of March 1, 2006, 17,624,870 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2006 (Part III).

Exhibit Index is on Pages 47-49

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

          Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and the consolidated joint venture, to the extent appropriate in the applicable context, (the "Company," "We," "Our," or "Sovran") is a self-administered and self-managed real estate investment trust ("REIT") that acquires, owns and manages self-storage properties. We refer to the self-storage properties owned and/or managed by us as "Properties." We began operations on June 26, 1995. At March 1, 2006, we owned and/or managed 290 Properties consisting of approximately 17.6 million net rentable square feet, situated in 21 states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by us. We are the sixth largest operator of self-storage properties in the United States based on facilities owned and/or managed. Our Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

          We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. We own an indirect interest in each of the Properties through a limited partnership (the "Partnership"). In total, we own a 97.3% economic interest in the Partnership and unaffiliated third parties own collectively a 2.7% limited partnership interest at December 31, 2005. We believe that this structure, commonly known as an umbrella partnership real estate investment trust ("UPREIT"), facilitates our ability to acquire properties by using units of the Partnership as currency.

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

          According to published data, of the approximately 41,000 facilities in the United States, less than 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.

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

Ancillary Income:

          Our stores are essentially retail operations and we have in excess of 120,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also offer renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by our Company.

Information Systems:

          Our customized computer system performs billing, collections and reservation functions for each Property. It also tracks information used in developing marketing plans based on occupancy levels and tenant demographics and


histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Regional Team Leaders. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.

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

Competition

          The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property's design to prospective customers' needs, and the manner in which the property is operated and marketed. We believe we compete successfully on these bases. The extent of competition depends significantly on local market conditions. We seek to locate facilities so as not to cause our Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

          Several of our competitors, including Public Storage, Shurgard, U-Haul, and Extra Space Storage, are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

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

          No storage facilities were sold in 2005, but during 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million, resulting in a net gain of $1.1 million. In 2000 and 2001, we "spun-off" non-core, slow-growth properties, into joint ventures. In cases where we have a less than 50% controlling interest in a joint venture and certain other criteria are met (see Note 2, Basis of Presentation, to our financial statements in Item 8), the Properties of that joint venture are removed from our balance sheet and an investment in the joint venture is recorded. We record only our percentage share of the operating results of unconsolidated joint ventures. These ventures may allow us to (i) increase incremental revenues through management fees, (ii) provide returns on our equity in the joint venture, and (iii) increase liquidity to allow redeployment of equity to repay debt, acquire stock, or buy higher growth properties. In 2000, we sold seven facilities for approximately $20 million to an unconsolidated joint venture in which we retained a 45% interest. All eleven properties in the unconsolidated joint venture are managed by us under an agreement. In cases where we are deemed to have a greater than 50% controlling interest and certain other criteria are met (see Note 2, Basis of Presentation, to our financial statements in Item 8), the joint venture is consolidated with our financial statements and a minority interest is recorded on the balance sheet and statement of operations for the portion of the joint venture not owned by us.

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

Employees

          We currently employ a total of 867 employees, including 290 Property Managers, 17 Regional Team Leaders, and 448 assistant managers and part-time employees. At our headquarters, in addition to our three executive officers, we employ 109 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

          We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our code of ethics and Charters of our Governance, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.sovranss.com.

          Also, copies of our annual report and Charters of our Governance, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn:  Investor Relations, 6467 Main Street, Buffalo, NY 14221.

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

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


          Uninsured and Underinsured Losses Could Reduce the Value of our Properties. Some losses, generally of a catastrophic nature, that we potentially face with respect to our properties may be uninsurable or not insurable at an acceptable cost. For example, in 2005 and 2004, our income was adversely affected by uninsured losses resulting from hurricanes that hit the United States. Our management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on our investments at a reasonable cost and on suitable terms. These decisions may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to a particular property.

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


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

Our Failure to Qualify as a REIT Would Have Adverse Consequences

          We intend to operate in a manner that will permit us to qualify as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Continued qualification as a REIT depends upon our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. If we were to fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be ineligible for qualification as a REIT for the four taxable years following the year during which our qualification was lost. As a result, distributions to the shareholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

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

Regional Concentration of our Business May Subject us to Economic Downturns in the States of Texas and Florida.

          At December 31, 2005, 112 of our 285 self-storage facilities are located in the States of Texas and Florida. For the year ended December 31, 2005, these facilities accounted for approximately 42.5% of our total revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

          At December 31, 2005, we owned and/or managed a total of 285 Properties situated in twenty-one states. Eleven of the Properties are managed under an agreement with an unconsolidated joint venture that is 45% owned by us.

          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of


direct vehicle access to their storage spaces. Our stores range in size from 21,000 to 190,000 net rentable square - feet, with an average of approximately 60,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a Property Manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

          All of the Properties conduct business under the user-friendly trade name "Uncle Bob's Self-Storage."

          The following table provides certain information regarding the Properties owned and/or managed as of December 31, 2005:

	Number of Stores at December 31, 2005 (a)	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	9	586,843	4,452	2.6%
Arizona	9	506,340	4,513	2.9%
Connecticut	5	295,119	2,776	2.5%
Florida	49	3,100,761	28,307	22.0%
Georgia	22	1,221,658	10,021	6.5%
Louisiana	8	460,070	3,878	2.2%
Maine	2	98,600	845	0.7%
Maryland	4	166,596	1,948	1.4%
Massachusetts	14	782,907	6,870	4.9%
Michigan	7	454,291	4,341	2.0%
Mississippi	4	200,331	1,555	1.2%
New Hampshire	1	62,055	546	0.4%
New York	18	968,819	9,141	7.8%
North Carolina	15	769,718	6,770	3.8%
Ohio	16	992,073	8,289	5.3%
Pennsylvania	6	369,830	2,884	2.0%
Rhode Island	4	168,016	1,563	1.3%
South Carolina	8	432,040	3,631	2.3%
Tennessee	3	211,434	1,790	1.1%
Texas	63	4,461,010	36,722	20.5%
Virginia	18	1,060,831	9,824	6.6%
Total	285 ===	17,369,342 ========	150,666 ======	100.0% ======

(a) Includes 274 stores that are consolidated in our financial statements and 11 stores that are managed under an agreement with an unconsolidated joint venture that is 45% owned by us. See attached "Schedule III: Combined Real Estate and Accumulated Depreciation" for a list of the stores consolidated in our financial statements.

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

Quarter 2004	High	Low
1st	41.7900	35.3000
2nd	42.8000	32.6600
3rd	41.4200	37.7400
4th	43.6000	37.6000

Quarter 2005	High	Low
1st	43.2400	37.8000
2nd	46.9300	38.5600
3rd	49.7000	44.0900
4th	50.5200	43.5000

          As of March 1, 2006, there were approximately 1,592 holders of record of our Common Stock.

          We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

          For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2005 represent 85% ordinary income and 15% return of capital.

History of Dividends Declared on Common Stock
1st Quarter, 2004	$0.6025 per share
2nd Quarter, 2004	$0.6025 per share
3rd Quarter, 2004	$0.6050 per share
4th Quarter, 2004	$0.6050 per share
1st Quarter, 2005	$0.6050 per share
2nd Quarter, 2005	$0.6050 per share
3rd Quarter, 2005	$0.6150 per share
4th Quarter, 2005	$0.6150 per share


EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth certain information as of December 31, 2005, with respect to equity compensation plans under which shares of the Company's Common Stock may be issued.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)

Equity compensation plans approved by shareholders:
2005 Award and Option Plan	24,000	$46.55	1,476,000
1995 Award and Option Plan	102,900	$28.31	0
1995 Outside Directors' Stock Option Plan	16,000	$39.78	28,388
Deferred Compensation Plan for Directors (1)	25,154	N/A	19,846
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)          Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors' fees that are otherwise payable in cash. Directors' fees that are deferred under the Plan will be credited to each Directors' account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors' fees deferred by the closing price of the Company's Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors' fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors' Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

Item 6.	Selected Financial Data

          The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Operating Data
Operating revenues	$ 138,305	$ 123,286	$ 111,414	$ 100,507	$ 89,425
Income from continuing operations	34,790	30,698	27,586	25,526	23,404
Income from discontinued operation (1)	-	1,306	837	775	785
Net income	34,790	32,004	28,423	26,301	24,189
Income from continuing operations per common share - diluted	1.84	1.44	1.40	1.58	1.66
Net income per common share - basic	1.86	1.54	1.47	1.66	1.74
Net income per common share - diluted	1.84	1.53	1.46	1.64	1.72
Dividends declared per common share	2.44	2.42	2.41	2.38	2.34

Balance Sheet Data Investment in storage facilities at cost	$893,980	$811,516	$727,289	$698,334	$598,961
Total assets	784,376	719,573	683,336	652,213	567,717
Total debt	339,144	289,075	255,819	252,452	241,190
Total liabilities	365,037	315,108	285,755	278,631	255,878
Series B preferred stock	-	-	28,585	28,585	28,585
Series C preferred stock	26,613	53,227	67,129	67,129	-

Other Data
Net cash provided by operating activities	$60,234	$53,914	$ 51,003	$ 44,544	$ 39,872
Net cash used in investing activities	(79,156)	(71,034)	(31,284)	(99,065)	(17,567)
Net cash provided by (used in) financing activities	20,728	(163)	(2,764)	53,814	(22,709)
Net cash provided by discontinued operations	-	287	1,083	887	866

(1)  In 2004 we sold five stores whose operations and gain are classified as discontinued operations for all previous years presented.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

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

Business and Overview

          We are the sixth largest operator of self-storage properties in the United States based on facilities owned or managed. All of our stores are operated under the user-friendly trade name "Uncle Bob's Self-Storage."

Operating Strategy:

Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
	-	Operating performance continues to improve as a result of revenue drivers implemented by us over the past four years, including:
		-	The formation of our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,
		-	The rollout of the Uncle Bob's truck move-in program, under which, at present, 219 of our stores offer a free Uncle Bob's truck to assist our customers in moving into their spaces, and
		-	An increase in internet marketing and sales.

-

In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past four years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did four years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality has been improved.

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

-

As announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding is expected to be provided primarily from borrowings on the Company's line of credit, and issuance of common shares in our Dividend Reinvestment Program and Stock Purchase Plan.

Supply and Demand

          We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. However, the historically low interest rates available to developers over the past three years have resulted in increased supply on a national basis. We have experienced some of this excess supply in certain markets in Texas and New England, but because of the demand model, we have not seen a widespread effect on our stores. We have also observed an increase in the sales price of existing facilities as a result of the low interest rates, such that the capitalization rates on acquisitions (expected annual return on investment) have decreased from approximately 10% five years ago to 7.5% today. In 2004, we took advantage of these favorable capitalization rates by selling five stores for a gain of $1.1 million. With interest rates now on the rise we expect the trend of decreasing capitalization rates to reverse in the coming years and are forecasting acquisitions of $100 million in 2006.

Operating Trends

          In 2005, the overall economy and our industry gained momentum from the recovery that commenced in 2003. We experienced same store revenue growth of approximately 5% in each of the last three years. We attribute the same store growth to implementation of the call center, the free truck program for new move-in customers, use of improved technology and practices in the management of our rental rates and, to a lesser degree, general economic factors. We expect conditions in most of our markets to remain stable and are forecasting 5% revenue growth on a same store basis in 2006.


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

          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2005 and 2004, no assets had been determined to be impaired under this policy.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO
YEAR ENDED DECEMBER 31, 2004

          We recorded rental revenues of $133.9 million for the year ended December 31, 2005, an increase of $14.3 million or 11.9% when compared to 2004 rental revenues of $119.6 million. Of this increase, $6.4 million resulted from a 5.5% increase in rental revenues at the 250 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2004). The increase in same store rental revenues was achieved primarily through rate increases on select units, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the availability of rental trucks at 219 of our stores. The remaining $7.9 million increase in rental revenues resulted from the acquisition of fourteen stores during 2005 and from having the 2004 acquisitions included for a full year of operations. Other income increased $0.8 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.


          Property operating and real estate tax expense increased $5.2 million or 12.0% in 2005 compared to 2004. Of this increase, $3.4 million was incurred by the facilities acquired in 2005 and from having the 2004 acquisitions included for a full year of operations. $1.8 million of the increase was due to increased personnel, utilities, maintenance expenses, and increased property taxes at the 250 core properties considered same stores. We also incurred approximately $0.3 million of uninsured losses relating to the hurricanes that hit the United States in 2005 as compared to $0.7 million uninsured losses from hurricanes in 2004. We expect the trend of increasing operating costs to continue at a moderate pace with upward pressure related to utilities and property insurance costs.

          General and administrative expenses increased $1.8 million or 16.2% from 2004 to 2005. The increase primarily resulted from bonuses earned by our home office personnel including our executive officers, increased costs in our call center, and the increased costs associated with operating the properties acquired in 2005 and 2004.

          Depreciation and amortization expense increased to $21.2 million in 2005 from $19.2 million in 2004, primarily as a result of additional depreciation taken on real estate assets acquired in 2005 and a full year of depreciation on 2004 acquisitions.

          Income from operations increased from $49.9 million in 2004 to $55.9 million in 2005 as a result of the net effect of the aforementioned items.

          Interest expense increased from $18.1 million in 2004 to $20.2 million in 2005 as a result of higher interest additional borrowings under our line of credit to purchase fourteen stores in 2005.

          During 2004, the Company sold five non-strategic storage facilities for net cash proceeds of $11.7 million, resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale in 2004 are reported as discontinued operations. No storage facilities were sold in 2005.

          The decrease in preferred stock dividends from 2004 to 2005 was a result of the redemption of all 1,200,000 outstanding shares of our 9.85% Series B Cumulative Preferred Stock in August of 2004 and the conversion of 1,200,000 shares of our Series C Preferred Stock to 920,244 shares of common stock in 2005.

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


          Depreciation and amortization expense increased to $19.2 million in 2004 from $17.8 million in 2003, primarily as a result of additional depreciation taken on real estate assets acquired in 2004 and a full year of depreciation on 2003 acquisitions.

          Income from operations increased from $45.5 million in 2003 to $49.9 million in 2004 as a result of the net effect of the aforementioned items.

          Interest expense increased from $16.0 million in 2003 to $18.1 million in 2004 as a result of higher interest rates associated with the fixed rate debt entered into in September 2003 and additional borrowings under our line of credit to purchase ten stores in 2004.

          On August 2, 2004, we redeemed all 1,200,000 outstanding shares of our 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in net income available to common shareholders.

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

Reconciliation of Net Income to Funds From Operations
	For Year Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Net income	$34,790	$32,004	$28,423	$ 26,301	$ 24,189
Minority interest in income	1,529	1,542	1,790	1,990	1,617
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	21,222	19,175	17,856	16,207	13,839
Depreciation of real estate included in discontinued operations	-	90	293	290	283
Depreciation and amortization from unconsolidated joint ventures	484	473	460	400	633
Gain on sale of real estate	-	(1,137)	-	-	-
Preferred stock dividends	(4,123)	(7,168)	(8,818)	(4,863)	(2,955)

Redemption amount in excess of carrying value of Series B Preferred Stock	-	(1,415)	-	-	-
Funds from operations allocable to minority interest in Operating Partnership	(1,519)	(1,333)	(1,563)	(1,647)	(2,333)
Funds from operations allocable to minority interest in Locke Sovran II	(1,499)	(1,475)	(1,539)	(1,645)	(125)
Funds from operations available to common shareholders	$50,884 =======	$40,756 =======	$36,902 =======	$ 37,033 =======	$ 35,148 =======

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

          Cash flows from operating activities were $60.2 million, $53.9 million and $51.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase for each year is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization.

          Cash used in investing activities was $79.2 million, $71.0 million, and $31.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in cash used from 2003 to 2004 was attributable to increased acquisition activity in 2004. The increase from 2004 to 2005 was due to the proceeds from the sale of 5 facilities in 2004 that offset the acquisition activity that was comparable in these two years.

          Cash provided by financing activities was $20.7 million in 2005 compared to uses of $0.2 million and $2.7 million in 2004 and 2003, respectively. On September 4, 2003, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, increasing the maturity by one year to September 2007, and retaining a one year extension option. In addition, the line of credit requires a facility fee of 0.20%. At December 31, 2005, there was $10 million available on our line of credit. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009.

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

          In January 2006, we entered into a $25 million term note with a bank bearing interest at LIBOR plus 1.20% and maturing July 2006. Our intention is to replace this term note and to pay down our revolving line of credit with $100 to $150 million of 10 year term notes prior to July 2006.

          Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2005, we were in compliance with all covenants.

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of


$72.9 million and $73.9 million at December 31, 2005 and 2004, respectively. The 10-year note bears interest at a fixed rate of 7.19%.

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

          On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, we issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, we issued 306,748 shares of our common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at December 31, 2005.

          During 2005 and 2004, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2005, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

          During 2005, we issued 426,172 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $15.2 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

          Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

CONTRACTUAL OBLIGATIONS

          The following table summarizes our future contractual obligations:
Payments due by period
Contractual obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter

Line of credit	$ 90.0 million	-	$ 90.0 million	-	-
Term notes	$ 200.0 million	-	-	$ 100.0 million	$ 100.0 million
Mortgages payable	$ 49.1 million	$ 1.0 million	$ 2.2 million	$ 2.5 million	$ 43.4 million
Interest payments	$ 96.0 million	$20.2 million	$ 33.5 million	$ 22.3 million	$ 20.0 million
Building lease	$ 2.1 million	$ 0.5 million	$ 0.9 million	$ 0.7 million	-
Total	$ 437.2 million	$21.7 million	$126.6 million	$ 125.5 million	$ 163.4 million


ACQUISITION OF PROPERTIES

          During 2005, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire fourteen Properties in Alabama, Connecticut, Georgia, Louisiana, Massachusetts, New York, and Texas comprising one million square feet from unaffiliated storage operators. During 2004, we used operating cash flow and borrowings pursuant to the line of credit to acquire ten Properties in Connecticut, Florida, Tennessee, and Texas comprising one million square feet from unaffiliated storage operators. During 2003, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire two Properties in Texas comprising 148,098 square feet from unaffiliated storage operators. At December 31, 2005, we owned and/or operated 285 self-storage facilities in 21 states. Of these facilities, 11 are managed by us for Locke Sovran I, LLC, an unconsolidated joint venture.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

          At December 31, 2005, we were in negotiations to acquire eleven stores for approximately $33 million. Five of these stores were purchased in January and February 2006 for $18.9 million.

          In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

          We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. Typically we spend $4 to $5 million per year on such improvements; for 2006 and 2007, we expect to spend approximately $15 million per year.

DISPOSITION OF PROPERTIES

          During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million. No sales took place in 2005.

          Also, during 2001, we sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.

          We may seek to sell additional Properties to similar joint venture programs or third parties in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

          Our off-balance sheet arrangements include an ownership interest in Locke Sovran I, LLC, which owns 11 self storage facilities throughout the United States, and an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.

          In December 2000, we contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million one year note receivable bearing interest at LIBOR plus 1.75%, which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. For the year ended December 31, 2005, our share of Locke Sovran I, LLC's income was $171,000, which is recorded as equity in income of joint


ventures on our consolidated statements of income. We manage the storage facilities for Locke Sovran I, LLC and received fees of $332,000, $322,000, and $311,000, for the years ended 2005, 2004, and 2003, respectively.

          We also have a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2005. During 2004, Iskalo Ofice Holdings obtained long-term financing and used the proceeds to repay the note payable to us of $1.4 million. Our remaining investment includes a capital contribution of $49. For the year ended December 31, 2005, our share of Iskalo Office Holdings, LLC's loss was $8,000. We paid rent to Iskalo Office Holdings, LLC of $445,000 in 2005 and $426,000 in 2004, and $393,000 in 2003. Also, during 2004 and 2003 we purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million, respectively.

          A summary of the off-balance sheet arrangement's financial statements as of and for the year ended December 31, 2005 is as follows:
(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,226	$ -
Investment in office building	-	6,057
Other assets	1,398	626
Total Assets	$ 39,624 =======	$ 6,683 =======
Due to the Company	$ 2,780	$ -
Mortgage payable	29,463	7,522
Other liabilities	704	350
Total Liabilities	32,947	7,872
Unaffiliated partners' equity (deficiency)	3,609	(688)
Company equity (deficiency)	3,068	(501)
Total Liabilities and Partners' Equity (deficiency)	$ 39,624 =======	$ 6,683 =======
Income Statement Data:
Total revenues	$ 6,648	$ 1,137
Total expenses	6,268	1,154
Net income (loss)	$ 380 =======	$ (17) =======

          We do not expect to have material future cash outlays relating to these joint ventures and we do not guarantee the debt of Locke Sovran I, LLC or Iskalo Office Holdings, LLC. A summary of our cash flows arising from the two off-balance sheet arrangements are as follows:

	Year ended December 31,
(dollars in thousands)	2005	2004	2003

Statement of Operations
Other income (management fees income)	$ 332	$ 322	$ 311
General and administrative expenses (corporate office rent)	445	426	393
Equity in income of joint ventures	202	207	186

Investing activities
(Advances to) reimbursement of advances to joint ventures	(187)	958	(110)

Financing activities
Distributions from unconsolidated joint ventures	490	602	646


REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

          As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2006 may be applied toward our 2005 distribution requirement.

          As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2005, our percentage of revenue from such sources exceeded 96%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

          We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At December 31, 2005, we have five outstanding interest rate swap agreements as summarized below:
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million	9/28/01	10/2/06	5.685%	1 month LIBOR
$30 Million	9/28/01	9/30/08	5.705%	1 month LIBOR
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million - forward start	10/10/06	9/1/09	5.680%	1 month LIBOR

          Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $150 million of our debt through the interest rate swap termination dates.

          Through September 2008, $230 million of our $290 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $290 million at December 31, 2005, a 1% increase in interest rates would have a $600,000 effect on our interest expense annually.

          The table below summarizes our debt obligations and interest rate derivatives at December 31, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	Expected Maturity Date							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Line of credit - variable rate LIBOR + 0.9%	-	$90,000	-	-	-	-	$ 90,000	$ 90,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$100,000	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 81,003
Mortgage note - fixed rate 7.19%	$ 870	$ 936	$ 997	$ 1,081	$ 1,163	$ 40,208	$ 45,255	$ 48,471
Mortgage note - fixed rate 5.40%	$ 120	$ 126	$ 133	$ 141	$ 149	$ 3,220	$ 3,889	$ 3,824
Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 1,411

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

          In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity like an LLC) regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005.  For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005.  The Company does not expect that the implementation of this standard will have a material effect on its consolidated financial position or results of operations.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovran Self Storage, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York February 21, 2006


SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
(dollars in thousands, except share data)	2005	2004
Assets
Investment in storage facilities:
Land	$ 162,900	$ 148,341
Building and equipment	731,080	663,175
	893,980	811,516
Less: accumulated depreciation	(130,550)	(109,750)
Investment in storage facilities, net	763,430	701,766
Cash and cash equivalents	4,911	3,105
Accounts receivable	1,643	1,530
Receivable from related parties	75	90
Receivable from joint ventures	2,780	2,593
Investment in joint ventures	825	1,113
Prepaid expenses	3,075	3,136
Fair value of interest rate swap agreements	1,411	-
Other assets	6,226	6,240
Total Assets	$ 784,376 =======	$ 719,573 =======
Liabilities
Line of credit	$ 90,000	$ 43,000
Term notes	200,000	200,000
Accounts payable and accrued liabilities	10,865	9,121
Deferred revenue	4,227	3,824
Fair value of interest rate swap agreements	-	3,425
Accrued dividends	10,801	9,663
Mortgages payable	49,144	46,075
Total Liabilities	365,037	315,108
Minority interest - Operating Partnership	11,132	12,007
Minority interest - consolidated joint venture	14,122	15,007

Shareholders' Equity
Series A Junior Participating Cumulative Preferred Stock, $.01 par value, 250,000 shares authorized and no shares issued and outstanding	-	-
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 1,200,000 shares issued and outstanding at December 31, 2005 (2,400,000 shares issued and outstanding at December 31, 2004) $30,000 liquidation value	26,613	53,227
Common stock $.01 par value, 100,000,000 shares authorized, 17,563,046 shares outstanding (15,972,227 at December 31, 2004)	187	171
Additional paid-in capital	466,839	418,007
Unearned restricted stock	(1,838)	(1,774)
Dividends in excess of net income	(71,995)	(61,751)
Accumulated other comprehensive income (loss)	1,454	(3,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	394,085	377,451
Total Liabilities and Shareholders' Equity	$ 784,376 =======	$ 719,573 =======
See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003

Revenues
Rental income	$ 133,856	$ 119,605	$ 108,524
Other operating income	4,449	3,681	2,890
Total operating revenues	138,305	123,286	111,414

Expenses
Property operations and maintenance	35,954	32,166	28,545
Real estate taxes	12,407	11,014	9,977
General and administrative	12,863	11,071	9,616
Depreciation and amortization	21,222	19,175	17,786
Total operating expenses	82,446	73,426	65,924

Income from operations	55,859	49,860	45,490

Other income (expenses)
Interest expense	(20,229)	(18,128)	(16,003)
Interest income	487	301	416
Write-off of unamortized financing fees due to debt retirement	-	-	(713)
Minority interest - Operating Partnership	(1,039)	(1,043)	(1,176)
Minority interest - consolidated joint venture	(490)	(499)	(614)
Equity in income of joint ventures	202	207	186

Income from continuing operations	34,790	30,698	27,586
Income from discontinued operations (including gain on disposal in 2004 of $1,083)	-	1,306	837

Net Income	34,790	32,004	28,423
Redemption amount in excess of carrying value of Series B Preferred Stock	-	(1,415)	-
Preferred stock dividends	(4,123)	(7,168)	(8,818)
Net income available to common shareholders	$ 30,667 ======	$ 23,421 ======	$ 19,605 ======

Per Common Share - basic:
Continuing operations	$ 1.86	$ 1.45	$ 1.41
Discontinued operations	$ -	$ 0.09	$ 0.06
Earnings per common share - basic	$ 1.86	$ 1.54	$ 1.47

Per Common Share - diluted:
Continuing operations	$ 1.84	$ 1.44	$ 1.40
Discontinued operations	$ -	$ 0.09	$ 0.06
Earnings per common share - diluted	$ 1.84	$ 1.53	$ 1.46

Dividends declared per common share	$ 2.44	$ 2.42	$ 2.41

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except share data)	9.85% Series B Preferred Stock Shares	9.85% Series B Preferred Stock	8.375% Series C Preferred Stock Shares	8.375% Series C Preferred Stock	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Restricted Stock	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Equity
Balance January 1, 2003	1,200,000	$28,585	2,800,000	$67,129	12,984,339	$140	$317,423	$(2,134)	$(35,124)	$(10,020)	$ (23,225)	$342,774
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	1,098,230	11	34,588	-	-	-	-	34,599
Exercise of stock options	-	-	-	-	323,110	3	7,726	-	-	-	-	7,729
Earned portion of restricted stock	-	-	-	-	-	-	-	412	-	-	-	412
Deferred compensation outside directors	-	-	-	-	-	-	96	-	-	-	-	96
Value of Series C Preferred Stock placement certificate	-	-	-	-	-	-	(2,958)	-	-	-	-	(2,958)
Purchase of treasury shares	-	-	-	-	(145,816)	-	-	-	-	-	(3,950)	(3,950)
Net income	-	-	-	-	-	-	-	-	28,423	-	-	28,423
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	2,440	-	2,440
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	30,863
Dividends	-	-	-	-	-	-	-	-	(41,368)	-	-	(41,368)
Balance December 31, 2003	1,200,000	28,585	2,800,000	67,129	14,259,863	154	356,875	(1,722)	(48,069)	(7,580)	(27,175)	368,197
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	1,163,651	12	43,482	-	-	-	-	43,494
Exercise of stock options	-	-	-	-	225,750	2	5,500	-	-	-	-	5,502
Issuance of restricted stock	-	-	-	-	12,058	-	463	(463)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	411	-	-	-	411
Deferred compensation outside directors	-	-	-	-	-	-	129	-	-	-	-	129
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	-	-	(400,000)	(8,871)	310,905	3	8,868	-	-	-	-	-
Exercise of Series C Preferred Stock placement certificate	-	-	-	(5,031)	-	-	2,958	-	-	-	-	(2,073)
Carrying value less than redemption value on redeemed partnership units	-	-	-	-	-	-	(268)	-	-	-	-	(268)
Redemption of 9.85% Series B Preferred Stock	(1,200,000)	(28,585)	-	-	-	-	-	-	-	-	-	(28,585)
Redemption amount in excess of carrying value of 9.85% Series B Preferred Stock	-	-	-	-	-	-	-	-	(1,415)	-	-	(1,415)
Net income	-	-	-	-	-	-	-	-	32,004	-	-	32,004
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	4,326	-	4,326
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	36,330
Dividends	-	-	-	-	-	-	-	-	(44,271)	-	-	(44,271)
Balance December 31, 2004	-	-	2,400,000	53,227	15,972,227	171	418,007	(1,774)	(61,751)	(3,254)	(27,175)	377,451

Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	-	-	-	-	283,379	3	11,929	-	-	-	-	11,932
Exercise of stock options	-	-	-	-	129,015	1	3,238	-	-	-	-	3,239
Issuance of restricted stock	-	-	-	-	13,778	-	582	(582)	-	-	-	-
Earned portion of restricted stock	-	-	-	-	-	-	-	518	-	-	-	518
Deferred compensation outside directors	-	-	-	-	-	-	125	-	-	-	-	125
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	-	-	(1,200,000)	(26,614)	1,164,647	12	32,958	-	-	-	-	6,356
Net income	-	-	-	-	-	-	-	-	34,790	-	-	34,790
Change in fair value of derivatives	-	-	-	-	-	-	-	-	-	4,708	-	4,708
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	39,498
Dividends	-	-	-	-	-	-	-	-	(45,034)	-	-	(45,034)
Balance December 31, 2005	- ========	$ - ========	1,200,000 =======	$ 26,613 =======	17,563,046 =========	$ 187 =======	$ 466,839 ========	$ (1,838) =======	$ (71,995) ========	$ 1,454 ==========	$ (27,175) =======	$394,085 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Operating Activities
Net income from continuing operations	$ 34,790	$ 30,698	$ 27,586
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of deferred financing costs	-	-	713
Depreciation and amortization	22,012	19,895	18,687
Equity in income of joint ventures	(202)	(207)	(186)
Minority interest	1,529	1,542	1,790
Restricted stock earned	518	411	411
Changes in assets and liabilities:
Accounts receivable	(74)	103	147
Prepaid expenses	183	(124)	(365)
Accounts payable and other liabilities	1,445	1,644	2,302
Deferred revenue	33	(48)	(82)
Net cash provided by operating activities	60,234	53,914	51,003
Investing Activities
Acquisition of storage facilities	(60,681)	(65,629)	(8,187)
Improvements and equipment additions	(17,885)	(17,961)	(22,936)
Net proceeds from the sale of storage facilities	-	11,640	-
(Advances to) reimbursement of advances to joint ventures	(187)	958	(110)
Other assets	(418)	(47)	(54)
Receipts from related parties	15	5	3
Net cash used in investing activities	(79,156)	(71,034)	(31,284)
Financing Activities
Net proceeds from sale of common stock	21,652	49,125	42,425
Proceeds from line of credit	56,000	74,000	9,000
Paydown of line of credit	(9,000)	(40,000)	(128,000)
Proceeds from term notes	-	-	200,000
Paydown of term notes	-	-	(75,000)
Financing costs	(352)	(735)	(2,927)
Dividends paid - common stock	(39,773)	(36,032)	(31,750)
Dividends paid - preferred stock	(4,123)	(7,168)	(8,818)
Distributions from unconsolidated joint venture	490	602	646
Minority interest distributions	(2,567)	(2,422)	(2,752)
Purchase of treasury stock	-	-	(3,950)
Redemption of operating partnership units	(722)	(1,758)	(462)
Redemption of Series B Preferred Stock	-	(30,000)	-
Series C Preferred Stock placement certificate payment	-	(5,031)	-
Mortgage principal and capital lease payments	(877)	(744)	(1,176)
Net cash provided by (used in) financing activities	20,728	(163)	(2,764)
Net increase (decrease) in cash from continuing operations	1,806	(17,283)	16,955
Cash provided by discontinued operations	-	287	1,083
Cash at beginning of period	3,105	20,101	2,063
Cash at end of period	$ 4,911 ========	$ 3,105 ========	$ 20,101 ========
Supplemental cash flow information
Cash paid for interest	$ 19,097	$ 17,403	$ 13,344
Capital lease obligations incurred	-	-	1,529
Capital lease obligations discharged	-	-	(2,986)
Fair value of assets assumed on the acquisition of storage facilities	167	91	5
Fair value of liabilities assumed on the acquisition of storage facilities	4,487	835	217

Dividends declared but unpaid at December 31, 2005, 2004 and 2003 were $10,801, $9,663, and $8,592, respectively.

See notes to financial statements.


Sovran Self Storage, Inc. - December 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

          Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2005, we owned and/or managed 285 self-storage properties under the "Uncle Bob's Self Storage" Registered trade name in 21 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation: All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; and the Company is a limited partner of the Operating Partnership, and thereby controls the operations of the Operating Partnership, holding a 97.3% ownership interest therein as of December 31, 2005. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

          Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2005, 2004, and 2003 were $0.6 million, $0.5 million, and $0.6 million, respectively.

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


computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

          Whenever events or changes in circumstances indicate that the basis of the Company's property may not be recoverable, the Company's policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2005 and 2004, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company's financial position or results of operations.

          Other Assets: Included in other assets are net loan acquisition costs and a note receivable. The loan acquisition costs were $4.7 million and $4.4 million at December 31, 2005, and 2004, respectively. Accumulated amortization on the loan acquisition costs was approximately $1.9 million and $1.1 million at December 31, 2005, and 2004, respectively. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $0.8 million, $0.7 million and $0.9 million for the periods ended December 31, 2005, 2004 and 2003, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC.

          Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Company accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.

          Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner's interest in Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2005, Operating Partnership minority interest ownership was 479,277 Units, or 2.7%. At December 31, 2004, Operating Partnership minority interest ownership was 494,269 Units, or 3.0%.

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

          Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders' equity. Comprehensive income was $39.5 million, $36.3 million and $30.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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


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

          In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity like an LLC) regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005.  For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005.  The Company does not expect that the implementation of this standard will have a material effect on its consolidated financial position or results of operations.

          Stock-Based Compensation: On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006.  The Company expects to adopt Statement 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is based on the requirements of SFAS No. 123 (R) for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

          As permitted by Statement 123, in 2005 and previous years the Company accounted for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.  Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below (in thousands, except for earnings per share information):

	Pro Forma
(dollars in thousands, except per share data)	2005	2004	2003
Net income available to common shareholders as reported	$ 30,667	$ 23,421	$ 19,605
Add: Total stock-based compensation expense recorded	518	411	411
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(657)	(566)	(611)
Pro forma net income available to common shareholders	$ 30,528	$ 23,266	$ 19,405
Earnings per common share
Basic - as reported	$ 1.86	$ 1.54	$ 1.47
Basic - pro forma	$ 1.85	$ 1.53	$ 1.45
Diluted - as reported	$ 1.85	$ 1.53	$ 1.46
Diluted - pro forma	$ 1.84	$ 1.52	$ 1.44

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% for 2005, 4.4% for 2004, and 3.5% for 2003; dividend yield of 5.4% for 2005, 6.6% for 2004, and 7.0% for 2003; volatility factor of the expected market price of the Company's common stock of .20 for 2005, and .20 for 2004 and .19 for 2003; expected life of 7 years. The weighted average fair value of options granted was $5.46 in 2005, $3.53 in 2004, and $2.21 in 2003.

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

          Reclassification: Certain amounts from the 2004 and 2003 financial statements have been reclassified to conform to the current year presentation.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2005	2004	2003

Numerator: Net income available to common shareholders	$ 30,667	$ 23,421	$ 19,605

Denominator: Denominator for basic earnings per share - weighted average shares	16,506	15,161	13,346
Effect of Dilutive Securities: Stock options and warrants and unvested restricted stock	127	134	127

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	16,633	15,295	13,473

Basic Earnings per Common Share	$ 1.86	$ 1.54	$ 1.47

Diluted Earnings per Common Share	$ 1.84	$ 1.53	$ 1.46

          Potential common shares from the Series C Convertible Cumulative Preferred Stock (see Note 13) were excluded from the 2005, 2004, and 2003 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.

4.  INVESTMENT IN STORAGE FACILITIES

          The following summarizes activity in storage facilities during the years ended December 31, 2005 and December 31, 2004. This summary excludes the effect of storage facilities presented as discontinued operations (see Note 5).
(Dollars in thousands)	2005	2004

Cost:
Beginning balance	$811,516	$727,289
Acquisition of storage facilities	65,001	66,373
Improvements and equipment additions	18,236	18,075
Dispositions	(773)	(221)
Ending balance	$893,980	$811,516

Accumulated Depreciation:
Beginning balance	$ 109,750	$ 90,682
Additions during the year	21,222	19,175
Dispositions	(422)	(107)
Ending balance	$130,550	$109,750

          During 2005 the Company acquired fourteen storage facilities for $65.0 million. Substantially all of the purchase price of these facilities was allocated to land ($12.8 million), building ($51.3 million) and equipment ($0.9 million) and the operating results of the acquired facilities have been included in the Company's operations since the respective acquisition dates.


5.  DISCONTINUED OPERATIONS

          SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.

          Based on the criteria of SFAS No. 144, five properties that were sold by the Company in 2004 required presentation as discontinued operations as of December 31, 2004. The amounts in the 2003 financial statements related to the operations and the net assets of these properties have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively. There were no property sales in 2005.

          During 2004, the Company sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:
	Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Total revenue	$ -	$ 544	$ 1,747
Property operations and maintenance expense	-	(193)	(476)
Real estate tax expense	-	(38)	(141)
Depreciation and amortization expense	-	(90)	(293)
Net realized gain on properties sold	-	1,083	-
Total income from discontinued operations	$ - ========	$ 1,306 ========	$ 837 ========

6.  UNSECURED LINE OF CREDIT AND TERM NOTE

          On September 4, 2003, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. In December 2004, the agreements were amended by increasing the line of credit availability from $75 million to $100 million (expandable to $200 million), reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 0.90%, and increasing the maturity by one year to September 2007. In addition, the line of credit requires a facility fee of 0.20%. The amendment also reduced the interest rate on the $100 million term note from LIBOR plus 1.50% to LIBOR plus 1.20%, and extended the maturity by one year to September 2009. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.5%. The weighted average interest rate at December 31, 2005 on the Company's line of credit before the effect of interest rate swaps was approximately 5.4% (3.3% at December 31, 2004). At December 31, 2005, there was $10 million available on the revolving line of credit excluding the amount available on the expansion feature.

          In January 2006, the Company entered into a $25 million unsecured term note with a bank bearing interest at LIBOR plus 1.20% and maturing July 2006.

          The Company recorded an expense of $713,000 during 2003, representing the unamortized financing costs relating to the credit facilities that were replaced by the new credit arrangements. No such charge was incurred in 2004 or 2005.


          The table below summarizes the Company's debt obligations and interest rate derivatives at December 31, 2005. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Line of credit - variable rate LIBOR + 0.9%	-	$90,000	-	-	-	-	$ 90,000	$ 90,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	-	$100,000	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 81,003

Mortgage note - fixed rate 7.19%	$ 870	$ 936	$ 997	$ 1,081	$ 1,163	$ 40,208	$ 45,255	$ 48,471
Mortgage note - fixed rate 5.40%	$ 120	$ 126	$ 133	$ 141	$ 149	$ 3,220	$ 3,889	$ 3,824

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 1,411

7.  MORTGAGES PAYABLE

          In February 2002, the consolidated joint venture (Locke Sovran II, LLC) entered into a mortgage note of $48 million. The note is secured by the 27 properties owned by the joint venture with a carrying value of $72.9 million and $73.9 at December 31, 2005 and 2004, respectively. The 10-year mortgage bears interest at the fixed rate of 7.19%. The outstanding balance on the mortgage is $45.3 million and $46.1 million at December 31, 2005 and 2004 respectively.

          The Company assumed a 7.25% mortgage note in connection with the acquisition of a storage facility in June 2005. The mortgage was recorded at its fair value of $3.9 million based upon the estimated market rate of 5.4% as compared to the actual outstanding balance of $3.6 million. The premium of approximately $0.3 million over the principal balance of the mortgage payable will be amortized over the remaining term of the mortgage based on the effective interest method. The note is secured by the aforementioned acquired property with a carrying value of $6.1 million at December 31, 2005. The outstanding balance on the mortgage is $3.9 million at December 31, 2005.

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

          The Company has entered into five interest rate swap agreements as detailed below to effectively convert a total of $150 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million	9/28/01	10/2/06	5.685%	1 month LIBOR
$30 Million	9/28/01	9/30/08	5.705%	1 month LIBOR
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million - forward start	10/10/06	9/1/09	5.680%	1 month LIBOR

          The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company. During 2005, 2004, and 2003, the net reclassification from AOCL to interest expense was $2.2 million, $4.7 million and $4.8 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $0.5 million in 2006. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was an asset of $1.4 million and a liability of $3.4 million at December 31, 2005, and 2004 respectively.

9.  STOCK OPTIONS

          The Company established the 2005 Award and Option Plan (the "Plan") which replaced the expiring 1995 Award and Option Plan for the purpose of attracting and retaining the Company's executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2005, options for 126,900 shares were outstanding under the Plan and options for 1,476,000 shares of common stock were available for future issuance.

          The Company also established the 1995 Outside Directors' Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives restricted shares annually equal to 80% of the annual fees paid to them. During 2005, 1,756 restricted shares were issued to outside directors. Such restricted shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2005, options for 16,000 common shares and restricted shares of 4,112 were outstanding under the Non-employee Plan and options for 28,388 shares of common stock were available for future issuance.


          The Company has also issued 154,064 shares of restricted stock to employees which vest over four to nine year periods. The fair market value of the restricted stock on the date of grant ranged from $20.38 to $41.75. During 2005, 12,022 shares of restricted stock were issued to employees with a fair value of $502,000. The Company charges unearned restricted stock, a component of shareholders' equity, for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period.

          A summary of the Company's stock option activity and related information for the years ended December 31 follows:
	2005		2004		2003

	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year:	247,415	$ 27.00	443,665	$ 24.71	734,775	$ 23.08

Granted	38,000	45.26	38,000	37.43	32,000	30.42
Exercised	(129,015)	25.11	(225,750)	24.18	(323,110)	23.92
Forfeited	(13,500)	36.39	(8,500)	29.12	-	-

Outstanding at end of year	142,900	$ 32.68	247,415	$ 27.00	443,665	$ 24.71

Exercisable at end of year	72,650	$ 27.26	91,940	$ 25.25	174,415	$ 26.27

          At December 31, 2005, there were 48,900 options outstanding at exercise prices ranging from $19.06 to $29.99 and 94,000 options outstanding at exercise prices ranging from $30.00 to $47.45. The weighted average remaining contractual life of those options is 7.27 years. As disclosed further in Note 13, warrants to purchase 357,500 common shares of the Company at a price of $32.60 per share were exercised in 2005.

10.  RETIREMENT PLAN

          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $149,000, $125,000, and $119,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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


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

          In December 2000, the Company contributed seven self-storage properties to Locke Sovran I, LLC with a fair market value of $19.8 million, in exchange for a $15 million 1 year note receivable bearing interest at LIBOR plus 1.75% which was repaid in 2001, and a 45% interest in Locke Sovran I, LLC. This transaction resulted in a gain on the disposal of the properties of approximately $4.3 million; $1.9 million of this gain was deferred as a result of the Company's continuing ownership interest in Locke Sovran I, LLC, as such the initial investment, including cash funding, was recorded at $3.1 million. The deferred gain is being amortized over the life of the properties, consistent with the depreciation expense recorded by Locke Sovran I, LLC. For the years ended December 31, 2005 and 2004, the Company's share of Locke Sovran I, LLC's income was $171,000 and $141,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations. The Company manages the storage facilities for Locke Sovran I, LLC and received fees of $332,000, $322,000, and $311,000, for the years ended 2005, 2004, and 2003, respectively.

          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2005. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Company of $1.1 million. The Company's remaining investment includes a capital contribution of $49. For the years ended December 31, 2005 and 2004, the Company's share of Iskalo Office Holdings, LLC's (loss) income was ($8,000) and $27,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $445,000 in 2005 and $426,000 in 2004, and $393,000 in 2003. Future minimum lease payments under the lease are $0.5 million per year through 2009. Also, the Company purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.

          A summary of the unconsolidated joint ventures' financial statements as of and for the year ended December 31, 2005 is as follows:
(dollars in thousands)	Locke Sovran I, LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 38,226	$ -
Investment in office building	-	6,057
Other assets	1,398	626
Total Assets	$ 39,624 =======	$ 6,683 =======
Due to the Company	$ 2,780	$ -
Mortgage payable	29,463	7,522
Other liabilities	704	350
Total Liabilities	32,947	7,872
Unaffiliated partners' equity (deficiency)	3,609	(688)
Company equity (deficiency)	3,068	(501)
Total Liabilities and Partners' Equity (deficiency)	$ 39,624 =======	$ 6,683 =======

Income Statement Data:
Total revenues	$ 6,648	$ 1,137
Total expenses	6,268	1,154
Net income (loss)	$ 380 =======	$ (17) =======

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

Series B

          On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. On August 2, 2004, the Company redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in 2004 net income available to common shareholders in accordance with EITF Abstract Topic D-42, "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."

Series C

          On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock ("Series C Preferred") in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. During 2005, the Company issued 920,244 shares of its common stock in connection with a written notice from one of the holders of the Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, the Company issued 306,748 shares of its common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at December 31, 2005.

          The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company's common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company's option on or after November 30, 2007 at $25.00 per share ($30,000,000 aggregate at December 31, 2005) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.09375 per annum per share.

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


          In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. During 2005 and 2004 respectively, warrants for 357,500 and 21,666 were exercised leaving none remaining at December 31, 2005. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company's common stock over $32.60 on the date the certificate is exercised. The placement certificate was exercised in 2004, resulting in a $5 million payment by the Company.

14.  SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (dollars in thousands, except per share data).
2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue	$ 32,149	$ 34,007	$ 36,003	$ 36,147
Income from continuing operations	$ 7,768	$ 8,878	$ 9,611	$ 8,533
Net Income	$ 7,768	$ 8,878	$ 9,611	$ 8,533
Net income available to common shareholders	$ 6,512	$ 7,622	$ 8,628	$ 7,905
Net Income Per Common Share
Basic	$ 0.41	$ 0.47	$ 0.52	$ 0.46
Diluted	$ 0.40	$ 0.47	$ 0.52	$ 0.46

2004 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue (a)	$ 28,504	$ 30,214	$ 32,421	$ 32,146
Income from continuing operations (a)	$ 6,822	$ 8,012	$ 7,899	$ 7,962
Income from discontinued operations(a)	$ 753	$ 42	$ 513	$ -
Net Income	$ 7,575	$ 8,054	$ 8,412	$ 7,962
Net income available to common shareholders	$ 5,371	$ 5,850	$ 5,494	$ 6,706
Net Income Per Common Share
Basic	$ 0.37	$ 0.39	$ 0.36	$ 0.42
Diluted	$ 0.37	$ 0.39	$ 0.35	$ 0.42

(a) The 2004 figures as presented in this table differ from the amounts as presented in the Company's quarterly reports due to the impact of discontinued operations accounting with respect to the five stores sold in 2004 as described in Note 5.

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

          At December 31, 2005, the Company was in negotiations to acquire eleven stores for approximately $33 million. Five of these stores were purchased in January and February of 2006 for $18.9 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.
Item 9a.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2005. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

Management's Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO''). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.

          Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ Robert J. Attea Chief Executive Officer	/S/ David L. Rogers Chief Financial Officer


Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

          We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sovran Self Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

          In our opinion, management's assessment that Sovran Self Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Sovran Self Storage, Inc. and our report dated February 21, 2006 expressed an unqualified opinion thereon.

Buffalo, New York February 21, 2006	/s/ Ernst & Young LLP


Part III
Item 10.	Directors and Executive Officers of the Registrant

          The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2006, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

          The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.

Item 11.	Executive Compensation

          The information required is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2006.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required herein is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 18, 2006.
Item 13.	Certain Relationships and Related Transactions

          The information required herein is incorporated by reference to "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006.
Item 14.	Principal Accountant Fees and Services

          The information required herein is incorporated by reference to "Appointment of Independent Accountants" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006.

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
	(i)	Consolidated Balance Sheets as of December 31, 2005 and 2004.
	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2005, 2004, and 2003.
	(iii)	Consolidated Statements of Shareholders' Equity for Years Ended December 31, 2005, 2004, and 2003.
	(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2005, 2004, and 2003.
	(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2005 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.

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

10.2*	Form of Non-competition Agreement between the Registrant and Charles E. Lannon.

10.3*	Form of Non-competition Agreement between the Registrant and Robert J. Attea.

10.4*	Form of Non-competition Agreement between the Registrant and Kenneth F. Myszka.

10.5*	Form of Non-competition Agreement between the Registrant and David L. Rogers.

10.6	Sovran Self Storage, Inc. 2005 Award and Option Plan, as Amended. (Incorporated by reference to the Registrant's Proxy Statement filed April 11, 2005.)

10.7	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as Amended. (Incorporated by reference to the same numbered exhibit to the Registrant's Proxy Statement field April 8, 2004.)

10.8*	Sovran Self Storage Incentive Compensation Plan for Executive Officer.

10.10*	Form of Supplemental Representations, Warranties and Indemnification Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.11*	Form of Pledge Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.


10.12*	Form of Indemnification Agreement between the Registrant and certain Officers and Directors of the Registrant.

10.13*	Form of Subscription Agreement (including Registration Rights Statement) among the Registrant and subscribers for 422,171 Common Shares.

10.14*	Form of Registration Rights and Lock-Up Agreement among the Registrant and Robert J. Attea, Charles E. Lannon, Kenneth F. Myszka and David L. Rogers.

10.16****	Employment Agreement between the Registrant and Robert J. Attea.

10.17****	Employment Agreement between the Registrant and Kenneth F. Myszka.

10.18****	Employment Agreement between the Registrant and David L. Rogers.
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
(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K dated November 1, 2005, attaching a press release announcing earnings for the quarter ended September 30, 2005.

The Company filed a Current Report on Form 8-K dated November 3, 2005, related to the conversion of 262,350 shares of the Company's Series C Convertible Cumulative Preferred Stock into 201,188 shares of the Company's common stock.

The Company filed a Current Report on Form 8-K dated November 15, 2005, related to the conversion of 577,650 shares of the Company's Series C Convertible Cumulative Preferred Stock into 442,982 shares of the Company's common stock.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 13, 2006	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 13, 2006
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006
/s/ John Burns John Burns	Director	March 13, 2006
/s/ Michael A. Elia Michael A. Elia	Director	March 13, 2006
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 13, 2006
/s/ Charles E. Lannon Charles E. Lannon	Director	March 13, 2006

Sovran Self Storage, Inc.
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2005

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,			Building,					depreciation
				Equipment	Building,		Equipment					in latest
		Encum-		and	Equipment and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Boston-Metro I	MA		$363	$1,679	$337	$363	$2,016	$2,379	$530	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	301	680	1,917	2,597	505	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	273	345	1,541	1,886	415	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	385	416	1,901	2,317	518	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	272	397	1,696	2,093	465	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	437	308	1,539	1,847	400	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,779	770	4,513	5,283	1,082	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	385	239	1,495	1,734	425	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	580	701	2,239	2,940	552	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	793	204	1,527	1,731	339	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	401	395	1,902	2,297	558	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	681	483	2,433	2,916	609	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	720	224	1,528	1,752	396	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,470	497	2,927	3,424	737	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	223	395	1,627	2,022	439	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	333	164	1,093	1,257	275	1979	6/26/1995	5 to 40 years
New Bedford	MA		367	1,325	350	367	1,675	2,042	495	1982	6/26/1995	5 to 40 years
Fayetteville	NC		853	3,057	446	853	3,503	4,356	897	1980	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	309	152	1,037	1,189	316	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	298	268	1,546	1,814	461	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	285	234	1,128	1,362	300	1980	6/26/1995	5 to 40 years

Savannah l	GA	463	1,684	1,737	816	3,068	3,884	733	1981	6/26/1995	5 to 40 years
Greensboro	NC	444	1,613	435	444	2,048	2,492	594	1986	6/26/1995	5 to 40 years
Raleigh I	NC	649	2,329	623	649	2,952	3,601	779	1985	6/26/1995	5 to 40 years
New Haven	CT	387	1,402	609	387	2,011	2,398	467	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA	844	2,021	583	844	2,604	3,448	659	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA	302	1,103	240	303	1,342	1,645	402	1988	6/26/1995	5 to 40 years
Buffalo II	NY	315	745	1,034	315	1,779	2,094	335	1984	6/26/1995	5 to 40 years
Raleigh II	NC	321	1,150	339	321	1,489	1,810	401	1985	6/26/1995	5 to 40 years
Columbia II	SC	361	1,331	393	374	1,711	2,085	467	1987	6/26/1995	5 to 40 years
Columbia III	SC	189	719	592	189	1,311	1,500	334	1989	6/26/1995	5 to 40 years
Columbia IV	SC	488	1,188	339	488	1,527	2,015	441	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA	430	1,579	279	430	1,858	2,288	547	1988	6/26/1995	5 to 40 years
Orlando I	FL	513	1,930	366	513	2,296	2,809	655	1988	6/26/1995	5 to 40 years
Sharon	PA	194	912	315	194	1,227	1,421	332	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL	1,503	3,619	574	1,503	4,193	5,696	1,159	1985	6/26/1995	5 to 40 years
West Palm l	FL	398	1,035	177	398	1,212	1,610	382	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA	423	1,015	324	424	1,338	1,762	376	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA	483	1,166	215	483	1,381	1,864	404	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA	308	1,116	362	308	1,478	1,786	456	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA	170	786	338	174	1,120	1,294	334	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA	413	999	495	413	1,494	1,907	447	1975	6/26/1995	5 to 40 years
Baltimore I	MD	154	555	1,218	306	1,621	1,927	258	1984	6/26/1995	5 to 40 years
Baltimore II	MD	479	1,742	954	479	2,696	3,175	625	1988	6/26/1995	5 to 40 years
Augusta I	GA	357	1,296	426	357	1,722	2,079	466	1988	6/26/1995	5 to 40 years
Macon I	GA	231	1,081	326	231	1,407	1,638	379	1989	6/26/1995	5 to 40 years
Melbourne I	FL	883	2,104	1,413	883	3,517	4,400	855	1986	6/26/1995	5 to 40 years
Newport News	VA	316	1,471	619	316	2,090	2,406	560	1988	6/26/1995	5 to 40 years
Pensacola I	FL	632	2,962	809	651	3,752	4,403	1,058	1983	6/26/1995	5 to 40 years
Augusta II	GA	315	1,139	440	315	1,579	1,894	418	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT	715	1,695	605	715	2,300	3,015	559	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA	304	1,118	562	304	1,680	1,984	451	1988	6/26/1995	5 to 40 years

Alexandria	VA		1,375	3,220	966	1,376	4,185	5,561	1,070	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	309	244	1,210	1,454	387	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,002	1,591	2,311	3,902	716	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,659	612	2,142	2,754	375	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,011	256	2,255	2,511	485	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	674	313	2,136	2,449	547	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	223	278	1,227	1,505	380	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	368	307	1,783	2,090	492	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	441	730	2,166	2,896	610	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	513	863	2,554	3,417	686	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	291	326	1,806	2,132	488	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	1,518	369	2,876	3,245	612	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	625	719	1,278	1,997	388	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	464	226	1,510	1,736	421	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	790	1,088	3,387	4,475	919	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	574	526	2,532	3,058	722	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	468	672	2,907	3,579	792	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	253	343	1,833	2,176	524	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	512	209	1,476	1,685	428	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	595	443	2,197	2,640	579	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	798	1,162	3,552	4,714	934	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	534	424	2,040	2,464	633	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	583	431	2,150	2,581	528	1989/94	12/1/1995	5 to 40 years
Harrisburg I	PA		360	1,641	383	360	2,024	2,384	545	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	595	648	2,798	3,446	695	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,127	472	2,837	3,309	562	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	172	206	1,083	1,289	389	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	355	413	2,057	2,470	694	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	219	442	1,811	2,253	467	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	241	353	1,540	1,893	441	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	372	232	1,235	1,467	348	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	588	766	2,388	3,154	551	1985	3/28/1996	5 to 40 years

Arlington I	TX		442	1,767	245	442	2,012	2,454	501	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	498	408	2,160	2,568	585	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	221	328	1,545	1,873	393	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,013	436	2,772	3,208	610	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	340	289	1,501	1,790	412	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,070	671	3,439	4,110	590	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	977	433	1,837	2,270	379	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	230	345	1,492	1,837	387	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	279	229	1,163	1,392	276	1986	5/29/1996	5 to 40 years
Pittsburgh	PA		545	1,940	361	545	2,301	2,846	542	1990	6/19/1996	5 to 40 years
Lakeland II	FL		359	1,287	969	359	2,256	2,615	528	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,053	297	2,924	3,221	524	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	214	310	1,502	1,812	380	1987	6/28/1996	5 to 40 years
Baltimore III	MD		777	2,770	196	777	2,966	3,743	708	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	841	568	2,869	3,437	673	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	418	436	2,053	2,489	539	1985	8/26/1996	5 to 40 years
Pittsburgh II	PA		627	2,257	846	631	3,099	3,730	786	1983	8/28/1996	5 to 40 years
Jacksonville V	FL		535	2,033	232	538	2,262	2,800	628	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	289	487	2,043	2,530	446	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	249	315	1,380	1,695	319	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	717	314	1,830	2,144	424	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	817	707	3,310	4,017	640	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	309	600	2,451	3,051	539	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,356	751	4,032	4,783	783	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	963	725	3,549	4,274	765	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	849	641	3,763	4,404	951	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	557	495	2,338	2,833	521	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	779	761	3,493	4,254	814	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,327	418	3,248	3,666	694	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	383	606	2,547	3,153	583	1982	1/10/1997	5 to 40 years
Grand Rapids ll	MI		219	790	703	219	1,493	1,712	331	1983	1/17/1997	5 to 40 years

Holland	MI		451	1,830	1,126	451	2,956	3,407	723	1978	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	166	474	1,852	2,326	420	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	182	346	1,418	1,764	331	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,453	432	3,013	3,445	534	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,066	634	3,631	4,265	702	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	209	566	2,488	3,054	548	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	240	293	1,597	1,890	360	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	861	335	2,203	2,538	442	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	617	328	1,932	2,260	439	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	247	152	960	1,112	239	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	361	245	1,481	1,726	290	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	990	260	2,033	2,293	337	1988/95	3/31/1997	5 to 40 years
Danville	VA		326	1,488	57	326	1,545	1,871	343	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	334	290	1,493	1,783	322	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	540	491	2,296	2,787	550	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	210	296	1,406	1,702	317	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	333	921	3,615	4,536	829	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	1,095	304	2,306	2,610	393	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	976	960	4,823	5,783	1,124	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,059	943	4,945	5,888	1,104	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	452	570	2,737	3,307	679	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	349	370	1,835	2,205	489	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	326	515	2,400	2,915	589	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	374	1,033	4,127	5,160	947	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	160	771	2,946	3,717	661	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	157	735	3,586	4,321	786	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	152	268	1,249	1,517	276	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,271	89	1,647	1,736	239	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	336	396	2,167	2,563	484	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	191	282	1,494	1,776	348	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	165	637	2,713	3,350	556	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	186	542	2,396	2,938	515	1996	2/5/1998	5 to 40 years

Chesapeake-Volvo	VA		620	2,532	796	620	3,328	3,948	631	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	172	540	2,383	2,923	513	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	590	864	4,584	5,448	936	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	616	1,243	5,635	6,878	1,126	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	606	709	3,841	4,550	879	1985	2/4/1998	5 to 40 years
Harriman	NY		843	3,394	288	843	3,682	4,525	779	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	372	397	2,206	2,603	455	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	314	488	2,060	2,548	399	1990/96	2/18/1998	5 to 40 years
Salem	MA		733	2,941	668	733	3,609	4,342	762	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	291	384	1,662	2,046	381	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	816	296	2,014	2,310	360	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	360	349	1,610	1,959	327	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	693	544	2,635	3,179	593	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	791	702	3,612	4,314	672	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	550	775	3,653	4,428	704	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	535	940	4,298	5,238	812	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	179	742	3,156	3,898	601	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	699	532	2,553	3,085	461	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	404	675	2,070	2,745	383	1986	4/22/1998	5 to 40 years
Waterford-Highland	MI		1,487	5,306	996	1,487	6,302	7,789	1,211	1978	4/28/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	272	662	2,926	3,588	586	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	100	744	3,121	3,865	626	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	840	419	2,364	2,783	366	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	223	1,208	5,077	6,285	1,010	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	227	944	4,030	4,974	806	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	323	903	3,966	4,869	775	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	568	1,503	6,627	8,130	1,284	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	47	489	1,860	2,349	395	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	588	447	2,378	2,825	456	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	78	659	2,758	3,417	514	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	66	635	2,368	3,003	467	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	262	548	2,250	2,798	424	1997	6/19/1998	5 to 40 years

Hollywood-N.21st	FL	840	3,373	261	840	3,634	4,474	725	1987	8/3/1998	5 to 40 years
San Marcos	TX	324	1,493	515	324	2,008	2,332	376	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX	492	1,995	221	510	2,198	2,708	455	1994	6/30/1998	5 to 40 years
Austin-FM	TX	484	1,951	331	481	2,285	2,766	437	1996	6/30/1998	5 to 40 years
Jacksonville-Center	NC	327	1,329	102	327	1,431	1,758	280	1995	8/6/1998	5 to 40 years
Jacksonville-Gum Branch	NC	508	1,815	199	508	2,014	2,522	392	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC	216	782	440	216	1,222	1,438	291	1985	9/24/1998	5 to 40 years
Euless	TX	550	1,998	595	550	2,593	3,143	423	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX	670	2,407	816	670	3,223	3,893	515	1996	10/9/1998	5 to 40 years
Batavia	OH	390	1,570	251	390	1,821	2,211	371	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS	460	1,642	356	460	1,998	2,458	473	1984	12/1/1998	5 to 40 years
Katy-Franz	TX	507	2,058	120	507	2,178	2,685	399	1993	12/15/1998	5 to 40 years
W.Warwick	RI	447	1,776	658	447	2,434	2,881	412	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA	556	1,951	787	556	2,738	3,294	620	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA	708	2,860	197	708	3,057	3,765	545	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA	314	1,095	539	314	1,634	1,948	400	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA	188	652	1,386	188	2,038	2,226	355	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA	963	3,896	739	963	4,635	5,598	731	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ	651	2,600	650	772	3,129	3,901	500	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ	565	2,596	390	565	2,986	3,551	482	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ	330	1,309	147	326	1,460	1,786	247	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ	339	1,346	364	339	1,710	2,049	267	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ	291	1,026	240	291	1,266	1,557	209	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ	354	1,405	176	354	1,581	1,935	269	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ	453	1,610	495	453	2,105	2,558	330	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ	872	3,476	563	872	4,039	4,911	722	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ	849	3,401	552	849	3,953	4,802	621	1996	5/21/1999	5 to 40 years
Westbrook	ME	410	1,626	908	410	2,534	2,944	346	1988	8/2/1999	5 to 40 years
Cocoa	FL	667	2,373	552	667	2,925	3,592	485	1982	9/29/1999	5 to 40 years
Cedar Hill	TX	335	1,521	198	335	1,719	2,054	324	1985	11/9/1999	5 to 40 years
Monroe	NY	276	1,312	787	276	2,099	2,375	232	1998	2/2/2000	5 to 40 years

N.Andover	MA		633	2,573	103	633	2,676	3,309	404	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	265	633	2,882	3,515	436	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	132	384	1,554	1,938	260	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,099	254	2,158	2,412	179	1998	11/15/2000	5 to 40 years
Dracut	MA	(1)	1,035	3,737	145	1,035	3,882	4,917	415	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	146	1,024	3,795	4,819	396	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	199	883	3,338	4,221	377	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	283	552	2,253	2,805	268	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	435	470	2,337	2,807	279	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	74	534	1,988	2,522	210	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	131	1,004	4,715	5,719	478	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	149	670	3,209	3,879	344	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	215	294	1,418	1,712	169	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	405	855	3,837	4,692	404	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	280	252	1,298	1,550	131	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	132	287	1,290	1,577	136	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	352	451	2,166	2,617	214	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	186	546	2,385	2,931	247	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	396	519	2,484	3,003	268	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX	(1)	299	1,216	378	301	1,592	1,893	158	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	305	465	2,176	2,641	211	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	70	736	3,024	3,760	307	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	67	395	1,661	2,056	173	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	83	383	1,626	2,009	169	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	250	919	3,946	4,865	348	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	46	612	2,514	3,126	227	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	182	689	3,341	4,030	291	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	29	817	3,315	4,132	295	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	54	817	3,340	4,157	300	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	113	407	1,763	2,170	157	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	105	817	3,392	4,209	305	1996	6/19/2002	5 to 40 years

The Hamptons l	NY	2,207	8,866	369	2,207	9,235	11,442	697	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY	1,131	4,564	416	1,131	4,980	6,111	373	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY	635	2,918	213	635	3,131	3,766	235	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY	1,251	5,744	233	1,252	5,976	7,228	453	1994/98	12/16/2002	5 to 40 years
Duncanville	TX	1,039	4,201	27	1,039	4,228	5,267	255	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX	827	3,776	72	827	3,848	4,675	218	1998/01	10/1/2003	5 to 40 years
Stamford	CT	2,713	11,013	30	2,713	11,043	13,756	498	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX	773	3,170	15	773	3,185	3,958	135	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX	1,195	4,877	15	1,195	4,892	6,087	204	2001	5/19/2004	5 to 40 years
Houston-Spring	TX	1,103	4,550	161	1,103	4,711	5,814	199	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX	1,061	4,427	27	1,061	4,454	5,515	195	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX	388	1,640	15	388	1,655	2,043	75	2003	5/19/2004	5 to 40 years
Clearwater	FL	1,720	6,986	14	1,720	7,000	8,720	289	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX	1,167	4,744	22	1,167	4,766	5,933	187	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN	1,365	5,569	582	1,365	6,151	7,516	226	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX	2,047	5,857	264	2,051	6,117	8,168	217	2000	8/5/2004	5 to 40 years
East Falmouth	MA	1,479	5,978	73	1,479	6,051	7,530	129	1998	2/23/2005	5 to 40 years
Cicero	NY	527	2,121	145	527	2,266	2,793	42	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY	1,131	4,609	21	1,131	4,630	5,761	101	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA	612	2,501	8	612	2,509	3,121	50	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT	1,612	6,585	27	1,612	6,612	8,224	131	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	1,214	4,949	7	1,215	4,955	6,170	75	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL	1,906	7,726	28	1,906	7,754	9,660	117	1997	6/1/2005	5 to 40 years
Oxford	MA	470	1,902	7	470	1,909	2,379	25	2002	6/23/2005	5 to 40 years
Austin-290E	TX	537	2,183	7	537	2,190	2,727	28	2003	7/12/2005	5 to 40 years
San Antonio-Marbach	TX	556	2,265	4	556	2,269	2,825	29	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX	754	3,065	3	754	3,068	3,822	40	2003	7/12/2005	5 to 40 years
Pinehurst	TX	484	1,977	3	484	1,980	2,464	26	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA	812	3,397	7	812	3,404	4,216	31	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA	722	2,927	4	722	2,931	3,653	13	1984/94	11/15/2005	5 to 40 years
Corporate Office	NY	0	68	9,308	1,608	7,768	9,376	3,151	2000	5/1/2000	5 to 40 years
		$158,355	$602,260	$133,365	$162,900	$731,080	$893,980	$130,550

(1) These properties are encumbered through one mortgage loan with an outstanding balance of $45.3 million at December 31, 2005.

	December 31, 2005		December 31, 2004		December 31, 2003
Cost:
Balance at beginning of period		$ 811,516		$ 739,836		$ 710,841
Additions during period: Acquisitions through foreclosure Other acquisitions Improvements, etc.	$ - 65,001 18,236		$ - 66,373 18,075		$ - 11,007 21,812
		83,237		84,448		32,819
Deductions during period: Cost of real estate sold	(773)	(773)	(12,768)	(12,768)	(3,824)	(3,824)
Balance at close of period		$ 893,980 =======		$ 811,516 =======		$ 739,836 ========

Accumulated Depreciation:
Balance at beginning of period		$ 109,750		$ 92,498		$ 75,344
Additions during period: Depreciation expense	$ 21,222		$ 19,175		$ 18,079
		21,222		19,175		18,079
Deductions during period:
Accumulated depreciation of real estate sold	(422)	(422)	(1,923)	(1,923)	(925)	(925)
Balance at close of period		$ 130,550 ========		$ 109,750 =======		$ 92,498 ========


Exhibit (12.1)

Statement Re: Computation of Earnings to
Combined Fixed Charges and Preferred Stock Dividends

Amounts in thousands
	Year ended December 31,
	2005	2004	2003	2002	2001
Earnings:
Income from continuing operations before minority interest in consolidated subsidiaries and income or loss from equity investees	$36,117	$32,033	$29,190	$27,531	$25,123
Fixed charges	24,352	25,296	25,534	20,805	17,955
Preferred dividend requirements of consolidated subsidiaries	(4,123)	(7,168)	(8,818)	(5,093)	(2,955)
Earnings (1)	56,346	50,161	45,906	43,243	40,123

Fixed charges:
Interest expense	19,439	17,408	15,102	14,664	13,940
Amortization of financing fees	790	720	1,614	1,048	1,060
Preferred stock dividends	4,123	7,168	8,818	5,093	2,955
Fixed charges (2)	$24,352	$25,296	$25,534	$20,805	$17,955

Ratio of earnings to combined fixed charges and preferred stock dividends (1)/(2)	2.31	1.98	1.80	2.08	2.23


Exhibit 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-21679) and the Registration Statement (Form S-8 No. 333-42272) pertaining to the 1995 Award and Option Plan and to the 1995 Outside Directors' Stock Option Plan, the Registration Statement (Form S-8 No. 333-42270) pertaining to the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc., the Registration Statement (Form S-3 No. 333-64735) pertaining to the Dividend Reinvestment and Stock Purchase Plan of Sovran Self Storage, Inc., the Registration Statement (Form S-8 No. 333-73806) pertaining to the 1995 Award and Option Plan, the Registration Statement (Form S-3 No. 333-97715) pertaining to the Series C Convertible Cumulative Preferred Stock; Common Stock underlying the Series C Convertible Cumulative Preferred Stock; Common Stock Warrants and Common Stock underlying the Common Stock Warrants, and the Registration Statement (Form S-8 No. 333-107464) pertaining to the 1995 Outside Directors' Stock Option Plan of our reports dated February 21, 2006 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc., Sovran Self Storage, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Sovran Self Storage, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2005.

We also consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-51169 and Form S-3 No. 333-118223) of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership and in each related Prospectus of our reports dated February 21, 2006 with respect to the consolidated financial statements and schedule of Sovran Self Storage, Inc., Sovran Self Storage, Inc. management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Sovran Self Storage, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2005.
/s/ Ernst & Young LLP

Buffalo, New York March 13, 2006

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

Date:          March 13, 2006
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

Date:          March 13, 2006
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
1)

The Annual Report on Form 10-K of the Company for the annual period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:          March 13, 2006
/ S / Robert J. Attea Robert J. Attea Chairman of the Board Chief Executive Officer
/ S / David L. Rogers David L. Rogers Chief Financial Officer