Form 10-Q/A
period 2006-03-31
SOVRAN SELF STORAGE INC
filed 2006-11-24
CIK 944314


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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


Explanatory Note

          Sovran Self Storage, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 8, 2006 (the "Original Filing").

          This Form 10-Q/A amends information in Items 2, 5 and 6 of Part II of the Original Filing. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 of the Exchange Act, Items 2, 5 and 6 of Part II have been amended and restated in their entirety. This amendment does not modify or amend the other disclosures or Items in the Original Filing and this Form 10-Q/A does not reflect events occurring after the date of the Original Filing or modify, amend or update disclosures affected by subsequent events.

          This Form 10-Q/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 31.2.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          During the quarterly period ended March 31, 2006, the Company issued an aggregate of 40,055 shares of its restricted common stock to ten of its employees, including certain of its executive officers, pursuant to the Sovran Self Storage, Inc. 2005 Award and Option Plan. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

Item 5.	Other Information

          During the quarterly period ending March 31, 2006, the Company, through action of the Compensation Committee of the Board of Directors, approved cash bonuses and restricted stock awards for 2005 performance and long term restricted stock awards for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and established their base salary for 2006. The Company also awarded cash bonuses and restricted stock awards for 2005 performance to certain other executive officers, and established 2006 base salary for such executive officers.

          The cash bonuses, restricted stock awards, long term restricted stock awards and 2006 base salary for each such person is as follows:


Schedule of Compensation for Executive Officers
Bonus for 2005 Performance

Officer	2006 Salary	Cash Bonus	Restricted Stock Awards	Long-Term Restricted Stock Awards
Robert J. Attea	$ 379,168	$ 371,078	4,416[2] Shares	7,785[4] Shares
Kenneth F. Myszka	$ 369,056	$ 360,269	4,287[1] Shares	6,890[4] Shares
David L. Rogers	$ 369,056	$ 360,269	4,287[3] Shares	6,890[4] Shares
Andrew J. Gregoire	$ 142,000	$ 40,000	1,000[1] Shares	N/A
Edward F. Killeen	$ 135,000	$ 40,000	1,000[1] Shares	N/A
Paul T. Powell	$ 135,000	$ 40,000	1,000[1] Shares	N/A
(1)	Vests 25% per year over 4 years.

(2)	Vests 50% per year over 2 years.

(3)	Vests 14.28% per year over 7 years.

(4)	Vests 12.5% per year over 8 years.


Item 6.	Exhibits
10.1	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan.*
10.2	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan.*
10.3	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan.*
10.4	Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan.*
10.5	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 8, 2004).
10.6	Schedule of Compensation for Executive Officers.*
21	Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.*
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.*
_____________ *Filed herewith


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Secretary, Chief Financial Officer
November 24, 2006 Date