Form 10-K
period 2006-12-31
SOVRAN SELF STORAGE INC
filed 2007-03-01
CIK 944314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number: 1-13820
SOVRAN SELF STORAGE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	16-1194043

(State of incorporation or organization)	(I.R.S. Employer Identification No.)
6467 Main Street
Williamsville, NY 14221
(Address of principal executive offices) (Zip code)
(716) 633-1850
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered

Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the exchange Act).
Large Accelerated Filer ☑      Accelerated Filer ☐     Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, 16,419,848 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $868,483,402 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2006).
     As of February 15, 2007, 20,502,580 shares of Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on May 21, 2007 (Part III).

Part I
          When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to successfully expand its truck move-in program for new customers and Dri-guard product roll-out; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Item 1. Business
          Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and the consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or ”Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties owned and managed by us as “Properties.” We began operations on June 26, 1995. At February 15, 2007, we owned and managed 328 Properties consisting of approximately 20.3 million net rentable square feet, situated in 22 states. Among our 328 self-storage facilities are 38 properties that we manage for two joint ventures of which we are a majority owner. We are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
          We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. We own an indirect interest in each of the Properties through a limited partnership (the “Partnership”). In total, we own a 97.9% economic interest in the Partnership and unaffiliated third parties own collectively a 2.1% limited partnership interest at December 31, 2006. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.
          We were incorporated on April 19, 1995 under Maryland law. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our web site is www.sovranss.com.
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
Industry Overview
          We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities are usually fenced and well lighted with gates that are either manually operated or automated and have a full-time manager. Customers have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer’s lock, and the customer has sole control of access to the unit.
          According to published data, of the approximately 43,000 facilities in the United States, less than 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.
Property Management
          We believe that we have developed substantial expertise in managing self-storage facilities. Key elements of our management system include the following:
Personnel:
          Property managers attend a thorough orientation program and undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with our customized management information system. In addition to frequent contact with Area Managers and other Company personnel, property managers receive periodic newsletters via our intranet regarding a variety of operational issues, and from time to time attend “roundtable” seminars with other property managers.
Marketing and Sales:
          Responding to the increased customer demand for services, we have implemented several programs expected to increase occupancy and profitability. These programs include:
-	A Customer Care Center (call center) that services new and existing customers’ inquiries and facilitates the capture of sales leads that were previously lost;

-	Internet marketing, which provides customers information about all of our stores via numerous portals and e-mail;

-	A rate management system, that matches product availability with market demand for each type of storage unit at each store, and determines appropriate pricing. The Company credits this program in achieving higher yields and controlling discounting;

-	Dri-guard, providing humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture; and

-	Uncle Bob’s trucks, that provide customers with convenient, affordable access to vehicles to help move-in their goods, while serving as moving billboards to help advertise our storage facilities.
Ancillary Income:
          Our stores are essentially retail operations and we have in excess of 140,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also make available renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by our Company.

Information Systems:
          Our customized computer system performs billing, collections and reservation functions for each Property. It also tracks information used in developing marketing plans based on occupancy levels and tenant demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Area Managers. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.
Property Maintenance:
          All of our Properties are subject to regular and routine maintenance procedures, which are designed to maintain the structure and appearance of our buildings and grounds. A staff headquartered in our principal office is responsible for the upkeep of the Properties, and all maintenance service is contracted through local providers, such as lawn service, snowplowing, pest control, gate maintenance, HVAC repairs, paving, painting, roofing, etc. A codified set of specifications has been designed and is applied to all work performed on our Uncle Bob’s stores. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel and overhead absorption.
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
Insurance
          Each of the Properties is covered by fire and property insurance (including comprehensive liability), and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Company-owned Properties in an aggregate amount that we believe to be adequate.
Federal Income Tax
          We operate, and intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — REIT Qualification and Distribution Requirements.”
Competition
          The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property’s design to prospective customers’ needs, and the manner in which the property is operated and marketed. We believe we compete successfully on these bases. The extent of competition depends significantly on local market conditions. We seek to locate facilities so as not to cause our Properties to compete with one another for customers, but the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.
          Several of our competitors, including Public Storage, U-Haul, and Extra Space Storage, are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.
Investment Policy
          While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with our qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire self-storage properties via a joint-venture partnership or similar entity. We may or may not elect to have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties.
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
          No storage facilities were sold in 2006 or 2005, but during 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million, resulting in a net gain of $1.1 million.
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
Borrowing Policy
          Our Board of Directors currently limits the amount of debt that may be incurred by us to less than 50% of the sum of the market value of our issued and outstanding Common and Preferred Stock plus our debt. We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.
          The Company has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 (with our option to extend to September 2008) and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. In April 2006, the Company entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September

2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. At December 31, 2006, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.
          To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the revolving line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements filed herewith.
Employees
          We currently employ a total of 961 employees, including 328 property managers, 22 area managers, and 487 assistant managers and part-time employees. At our headquarters, in addition to our three executive officers, we employ 121 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.
Available Information
          We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our codes of ethics and Charters of our Governance, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.sovranss.com.
          Also, copies of our annual report and Charters of our Governance, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn: Investor Relations, 6467 Main Street, Williamsville, NY 14221.
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
Our Acquisitions May Not Perform as Anticipated
          We have completed many acquisitions of self-storage facilities since our initial public offering of common stock in June 1995. Our strategy is to continue to grow by acquiring additional self-storage facilities. Acquisitions entail risks that investments will fail to perform in accordance with our expectations and that our judgments with respect to the prices paid for acquired self-storage facilities and the costs of any improvements required to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate. Acquisitions also involve general investment risks associated with any new real estate investment.

We May Incur Problems with Our Real Estate Financing
          Unsecured Credit Facility. We have a line of credit with a syndicate of financial institutions, which are our “lenders.” This unsecured credit facility is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The unsecured credit facility limits our ability to make distributions to our shareholders, except in limited circumstances. If there is an event of default, our lenders may seek to exercise their rights under the unsecured credit facility, which could have a material adverse effect on us and our ability to make expected distributions to shareholders and distributions required by the real estate investment trust provisions of the Internal Revenue Code of 1986.
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
          Refinancing May Not Be Available. It may be necessary for us to refinance our unsecured credit facility through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our self-storage facilities upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to shareholders.
Our Debt Levels May Increase
          Our Board of Directors currently has a policy of limiting the amount of our debt at the time of incurrence to less than 50% of the sum of the market value of our issued and outstanding common stock and preferred stock plus the amount of our debt at the time that debt is incurred. However, our organizational documents do not contain any limitation on the amount of indebtedness we might incur. Accordingly, our Board of Directors could alter or eliminate the current policy limitation on borrowing without a vote of our shareholders. We could become highly leveraged if this policy were changed. However, our ability to incur debt is limited by covenants in our bank credit arrangements and in our securities purchase agreement with holders of our Series C preferred stock.
We Are Subject to the Risks Posed by Fluctuating Demand and Significant Competition in the Self-Storage Industry
     Our self-storage facilities are subject to all operating risks common to the self-storage industry. These risks include but are not limited to the following:
•	Decreases in demand for rental spaces in a particular locale;

•	Changes in supply of, or demand for, similar or competing self-storage facilities in an area;

•	Changes in market rental rates; and

•	Inability to collect rents from customers.
          Our current strategy is to acquire interests only in self-storage facilities. Consequently, we are subject to risks inherent in investments in a single industry. Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause us to experience a decrease in occupancy levels, limit our ability to increase rents and compel us to offer discounted rents.
Our Real Estate Investments Are Illiquid and Are Subject to Uninsurable Risks and Government Regulation
          General Risks. Our investments are subject to varying degrees of risk generally related to the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our shareholders are dependent upon our ability to operate the self-storage facilities in a manner sufficient to maintain or increase cash available for distribution. Income from our self-storage facilities may be adversely affected by the following factors:
•	Changes in national economic conditions;

•	Changes in general or local economic conditions and neighborhood characteristics;

•	Competition from other self-storage facilities;

•	Changes in interest rates and in the availability, cost and terms of mortgage funds;

•	The impact of present or future environmental legislation and compliance with environmental laws;

•	The ongoing need for capital improvements, particularly in older facilities;

•	Changes in real estate tax rates and other operating expenses;

•	Adverse changes in governmental rules and fiscal policies;

•	Uninsured losses resulting from casualties associated with civil unrest, acts of God, including natural disasters, and acts of war;

•	Adverse changes in zoning laws; and

•	Other factors that are beyond our control.
          Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. Our ability to vary our portfolio of self-storage facilities in response to changes in economic and other conditions is limited. In addition, provisions of the Code may limit our ability to profit on the sale of self-storage facilities held for fewer than four years. We may be unable to dispose of a facility when we find disposition advantageous or necessary and the sale price of any disposition may not equal or exceed the amount of our investment.
          Uninsured and Underinsured Losses Could Reduce the Value of our Self Storage Facilities. Some losses, generally of a catastrophic nature, that we potentially face with respect to our self-storage facilities may be uninsurable or not insurable at an acceptable cost. Our management uses its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to acquiring appropriate insurance on our investments at a reasonable cost and on suitable terms. These decisions may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to a particular property.
          Possible Liability Relating to Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that property. Those laws often impose liability even if the owner or operator did not cause or know of the presence of hazardous or toxic substances and even if the storage of those substances was in violation of a tenant’s lease. In addition, the presence of hazardous or toxic substances, or the failure of the owner to address their presence on the property, may adversely affect the owner’s ability to borrow using that real property as collateral. In connection with the ownership of the self-storage facilities, we may be potentially liable for any of those costs.
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
There Are Limitations on the Ability to Change Control of Sovran
          Limitation on Ownership and Transfer of Shares. To maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code. To limit the possibility that we will fail to qualify as a REIT under this test, our Amended and Restated Articles of Incorporation include ownership limits and transfer restrictions on shares of our stock. Our Articles of Incorporation limit ownership of our issued and outstanding stock by any single shareholder to 9.8% of the aggregate value of our outstanding stock, except that the ownership by some of our shareholders is limited to 15%.
     These ownership limits may:
•	Have the effect of precluding an acquisition of control of Sovran by a third party without consent of our Board of Directors even if the change in control would be in the interest of shareholders; and

•	Limit the opportunity for shareholders to receive a premium for shares of our common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of our stock or to otherwise effect a change in control of Sovran.
          Our Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize our status as a REIT under the Code or in the event it determines that it is no longer in our best interests to be a REIT. Waivers have been granted to the holders of our Series C preferred stock, FMR Corporation and Cohen & Steers, Inc. A transfer of our common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.
          Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our outstanding common stock might receive a premium for their shares of our common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires that specified procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. Waivers and exemptions have been granted to the initial purchasers of our Series C preferred stock in connection with these provisions of the MGCL. In addition, under the operating partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the operating partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the operating partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.

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
          In addition, a REIT is limited with respect to the services it can provide for its tenants. We have provided certain conveniences for our tenants, including property insurance underwritten by a third party insurance company that pays us commissions. We believe the insurance provided by the insurance company would not constitute a prohibited service to our tenants. No assurances can be given, however, that the IRS will not challenge our position. If the IRS successfully challenged our position, our qualification as a REIT could be adversely affected.
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
Market Interest Rates May Influence the Price of Our Common Stock
          One of the factors that may influence the price of our common stock in public trading markets or in private transactions is the annual yield on our common stock as compared to yields on other financial instruments. An increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect the price of our common stock.
Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida.
          As of December 31, 2006, 129 of our 327 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2006, these facilities accounted for approximately 43.4% of our total revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock
          The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current law is 15% through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, legislation that extends the application of the 15% rate to dividends paid after 2010 by “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as the individual’s other ordinary income.

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
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          At December 31, 2006, we owned and managed a total of 327 Properties situated in twenty-two states. We manage 38 of the Properties for two joint ventures of which we are a majority owner.
          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 22,000 to 188,000 net rentable square feet, with an average of approximately 62,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.
          All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
          The following table provides certain information regarding the Properties owned and managed as of December 31, 2006:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2006	Feet	Spaces	Revenue
Alabama	12	747,153	5,812	2.8%
Arizona	9	505,880	4,489	2.9%
Connecticut	5	303,989	2,863	2.5%
Florida	52	3,266,913	29,902	20.2%
Georgia	26	1,552,621	12,582	6.5%
Louisiana	14	749,210	6,568	3.6%
Maine	2	115,400	1,012	0.6%
Maryland	4	173,307	2,039	1.2%
Massachusetts	14	758,424	6,874	4.5%
Michigan	7	450,521	4,270	1.8%
Mississippi	4	200,191	1,548	1.1%
Missouri	7	437,118	3,798	1.2%
New Hampshire	4	234,148	2,150	0.7%
New York	19	1,064,012	10,050	7.2%
North Carolina	15	796,731	6,955	3.6%
Ohio	16	1,024,693	8,524	4.7%
Pennsylvania	6	498,885	2,880	1.7%
Rhode Island	4	168,146	1,562	1.1%
South Carolina	8	426,733	3,584	2.1%
Tennessee	4	281,424	2,361	1.1%
Texas	77	5,396,943	43,473	23.2%
Virginia	18	1,063,000	9,822	5.7%

Total	327	20,215,442	173,118	100.0%

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
Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our Common Stock is traded on the New York Stock Exchange under the symbol “SSS.” Set forth below are the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter	High	Low
2005
1st	43.2400	37.8000
2nd	46.9300	38.5600
3rd	49.7000	44.0900
4th	50.5200	43.5000

Quarter	High	Low
2006
1st	55.7100	46.3900
2nd	55.2000	45.7100
3rd	56.3500	49.0000
4th	60.0000	54.6300
          As of February 15, 2007, there were approximately 1,481 holders of record of our Common Stock.
          We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.
          For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2006 represent 87% ordinary income and 13% return of capital.

History of Dividends Declared on Common Stock
1st Quarter, 2005	$0.6050 per share
2nd Quarter, 2005	$0.6050 per share
3rd Quarter, 2005	$0.6150 per share
4th Quarter, 2005	$0.6150 per share

1st Quarter, 2006	$0.6150 per share
2nd Quarter, 2006	$0.6150 per share
3rd Quarter, 2006	$0.6200 per share
4th Quarter, 2006	$0.6200 per share

EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth certain information as of December 31, 2006, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

	Number of
	securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining available
	options, warrants	options, warrants	for future issuance
Plan Category	and rights (#)	and rights ($)	(#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	30,000	$48.58	1,429,945
1995 Award and Option Plan	61,225	$26.78	0
1995 Outside Directors’ Stock Option Plan	22,000	$43.34	18,724
Deferred Compensation Plan for Directors (1)	30,246	N/A	14,754
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH
          The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2001 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.
CUMULATIVE TOTAL SHAREHOLDER RETURN
SOVRAN SELF STORAGE, INC.
DECEMBER 31, 2001 — DECEMBER 31, 2006

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2001	2002	2003	2004	2005	2006
S&P	100.00	77.89	100.24	111.14	116.60	135.01
NAREIT	100.00	103.82	142.37	187.33	210.10	283.76
SSS	100.00	98.25	137.06	164.37	193.78	247.84
The foregoing item assumes $100.00 invested on December 31, 2001, with dividends reinvested.

Item 6. Selected Financial Data
          The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Operating Data
Operating revenues	$166,295	$138,305	$123,286	$111,414	$100,507
Income from continuing operations	36,610	34,790	30,698	27,586	25,526
Income from discontinued operation (1)	—	—	1,306	837	775
Net income	36,610	34,790	32,004	28,423	26,301
Income from continuing operations per common share – diluted	1.89	1.84	1.44	1.40	1.58
Net income per common share – basic	1.90	1.86	1.54	1.47	1.66
Net income per common share – diluted	1.89	1.84	1.53	1.46	1.64
Dividends declared per common share	2.47	2.44	2.42	2.41	2.38

Balance Sheet Data
Investment in storage facilities at cost	$1,143,904	$893,980	$811,516	$727,289	$698,334
Total assets	1,053,210	784,376	719,573	683,336	652,213
Total debt	462,027	339,144	289,075	255,819	252,452
Total liabilities	495,352	365,037	315,108	285,755	278,631
Series B preferred stock	—	—	—	28,585	28,585
Series C preferred stock	26,613	26,613	53,227	67,129	67,129

Other Data
Net cash provided by operating activities	$64,533	$60,234	$53,914	$51,003	$44,544
Net cash provided by operating activities – discontinued operations	—	—	287	1,124	1,066
Net cash used in investing activities	(176,567)	(79,156)	(71,034)	(31,284)	(99,065)
Net cash used in investing activities – discontinued operations	—	—	—	(41)	(179)
Net cash provided by (used in) financing activities	154,853	20,728	(163)	(2,764)	53,814

(1)	In 2004 we sold five stores whose operations and gain are classified as discontinued operations for all previous years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
Disclosure Regarding Forward-Looking Statements
          When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to successfully extend our truck move-in program for new customers and Dri-guard product roll-out; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Business and Overview
          We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage.”
Operating Strategy:
Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
-	Operating performance continues to improve as a result of revenue drivers implemented by us over the past five years, including:
-	The formation of our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,

-	The rollout of the Uncle Bob’s truck move-in program, under which, at present, 248 of our stores offer a free Uncle Bob’s truck to assist our customers in moving into their spaces, and

-	An increase in internet marketing and sales.
-	In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past five years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did five years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality have been improved.

-	Our customized property management systems enable us to improve our ability to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.

B.	Acquiring additional stores:
-	In markets where we already operate facilities, we seek to acquire new stores one or two at a time from independent operators. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.

-	We will seek to enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems would enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.
C.	Expanding and enhancing our existing stores:
-	We intend to continue to install climate controlled and Dri-guard space at select stores, providing our customers with better storage solutions and improving yields on our portfolio.

-	We intend to add buildings to a number of our stores, providing additional rental units of a size and type to meet existing demand.

-	We will seek to acquire parcels of land contiguous to some of our stores and add to the available rental space at those stores.

-	We intend to modify existing buildings to better match size and type of rental units to existing demand. At some stores, this may be as simple as reconfiguring walls and doors; at others, it may entail rebuilding in a configuration more in tune with market conditions.

-	As announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. During 2006 we spent approximately $12.6 million on revenue enhancing improvements. Funding is expected to be provided primarily from borrowings on the Company’s line of credit, and issuance of common shares in our Dividend Reinvestment Program and Stock Purchase Plan.
Supply and Demand
          We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. However, the historically low interest rates available to developers over the past four years have resulted in increased supply on a national basis. We have experienced some of this excess supply in certain markets in Texas and New England, but because of the demand model, we have not seen a widespread effect on our stores. We have also observed an increase in the sales price of existing facilities as a result of the low interest rates, such that the capitalization rates on acquisitions (expected annual return on investment) have decreased from approximately 10% six years ago to 7.25% today. In 2004, we took advantage of these favorable capitalization rates by selling five stores for a gain of $1.1 million. With the increase in interest rates over the last year we have seen capitalization rates level off at approximately 7.25% and are forecasting acquisitions of $100 million in 2007.
Operating Trends
          In 2006, our industry had another good year as the overall economy remained strong and our industry continued the momentum from the recovery that commenced in 2003. We experienced same store revenue growth of approximately 5% in each of the last four years. We attribute the same store growth to implementation of the call center, the free truck program for new move-in customers, use of improved technology and practices in the management of our rental rates and, to a lesser degree, general economic factors. We expect conditions in most of our markets to remain stable and are forecasting 4% revenue growth on a same store basis in 2007.

          Expenses related to operating a self-storage facility have increased substantially over the last five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob’s trucks). We expect the trend of increasing costs to continue at a moderate pace and, while current operating margins are expected to be sustained, it is unlikely that much improvement in operating margins will be seen in the coming years as a result of cost reductions.
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
          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2006 and 2005, no assets had been determined to be impaired under this policy.
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
YEAR ENDED DECEMBER 31, 2006 COMPARED TO
YEAR ENDED DECEMBER 31, 2005
          We recorded rental revenues of $160.9 million for the year ended December 31, 2006, an increase of $27.1 million or 20.2% when compared to 2005 rental revenues of $133.9 million. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was included in our consolidated results for the year ended December 31, 2006, was $5.1 million. Of the remaining $22.0 million increase in rental income, $6.6 million resulted from a 5.2% increase in rental revenues at the 255 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 3.8%, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $15.4 million increase in rental revenues resulted from the acquisition of 42 stores during 2006 and from having the 2005 acquisitions included for a full year of operations. Other income increased $0.9 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.

          Property operating and real estate tax expense increased $10.9 million, or 22.6%, in 2006 compared to 2005. Of this increase, $6.5 million were expenses incurred by the facilities acquired in 2006 and from having expenses from the 2005 acquisitions included for a full year of operations. $2.6 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 255 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $1.8 million increase in property operating and real estate tax expense in 2006. We expect the trend of increasing operating costs to continue at a moderate to high pace primarily attributable to utilities and property insurance costs.
          General and administrative expenses increased $1.2 million or 9.6% from 2005 to 2006. The increase primarily resulted from the costs associated with operating the properties acquired in 2006 and 2005.
          Depreciation and amortization expense increased to $25.3 million in 2006 from $21.2 million in 2005, primarily as a result of additional depreciation taken on real estate assets acquired in 2006, a full year of depreciation on 2005 acquisitions, and the consolidation of Locke Sovran I, LLC.
          Income from operations increased from $55.9 million in 2005 to $67.6 million in 2006 as a result of the net effect of the aforementioned items.
          Interest expense increased from $20.2 million in 2005 to $29.5 million in 2006 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 42 stores in 2006, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.
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
FUNDS FROM OPERATIONS
          We believe that Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net earnings and cash flows, for an understanding of our operating results. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful supplemental measure in evaluating our operating performance by disregarding (or adding back) historical cost depreciation.
          FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.
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
Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Net income	$36,610	$34,790	$32,004	$28,423	$26,301
Minority interest in income	2,434	1,529	1,542	1,790	1,990
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	25,305	21,222	19,175	17,856	16,207
Depreciation of real estate included in discontinued operations	—	—	90	293	290
Depreciation and amortization from unconsolidated joint ventures	168	484	473	460	400
Gain on sale of real estate	—	—	(1,137)	—	—
Preferred stock dividends	(2,512)	(4,123)	(7,168)	(8,818)	(4,863)
Redemption amount in excess of carrying value of Series B Preferred Stock	—	—	(1,415)	—	—

	For Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Funds from operations allocable to minority interest in Operating Partnership	(1,450)	(1,519)	(1,333)	(1,563)	(1,647)
Funds from operations allocable to minority interest in Locke Sovran I and Locke Sovran II	(1,785)	(1,499)	(1,475)	(1,539)	(1,645)

Funds from operations available to common shareholders	$58,770	$50,884	$40,756	$36,902	$37,033

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
          Cash flows from operating activities were $64.5 million, $60.2 million and $53.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase for each year is primarily attributable to increased net income and increased non-cash charges for depreciation and amortization. These increases were partially offset by an increase in prepaid expenses mainly relating to property insurance premiums.
          Cash used in investing activities was $176.6 million, $79.2 million, and $71.0 million for the years ended December 31, 2006, 2005, and 2004 respectively. The increase in cash used from 2004 to 2005 was attributable to increased acquisition activity in 2005. The increase from 2005 to 2006 was due to increased acquisition activity, an increase in improvements to existing facilities, and additional investment in our consolidated joint ventures.
          Cash provided by financing activities was $154.9 million in 2006 compared to $20.7 million in 2005 and uses of $0.2 million in 2004, respectively. In April 2006, the Company entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Company’s line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC and Locke Sovran II, LLC (consolidated joint ventures). In December 2006, we issued 2.3 million shares of our common stock and realized net proceeds of $122.4 million. A portion of the proceeds were used to repay the entire outstanding balance on our line of credit that had been drawn on to finance acquisitions subsequent to April 2006. The remaining proceeds from the common stock offering will be used to fund 2007 acquisitions.
          We have a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. We have the right to extend the term of the credit line until September 2008. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. At December 31, 2006, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.
          The line of credit facility and term notes currently have investment grade ratings from Standard and Poor’s (BBB-) and Fitch (BBB-).
          Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2006, we were in compliance with all covenants.
          In addition to the unsecured financing mentioned above, our consolidated financial statements also include $112.0 million of mortgages payable as detailed below:

*	7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $29.5 million.

*	7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.4 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $44.6 million.

*	7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at December 31, 2006 on this mortgage was $3.8 million.

*	6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $1.0 million.

*	6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at December 31, 2006 on this mortgage was $1.1 million.

*	5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%. The outstanding balance at December 31, 2006 on this mortgage was $25.5 million.

*	7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at December 31, 2006 on this mortgage was $6.5 million.
          The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.
          In July 1999, we issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. We redeemed all outstanding shares of our Series B Preferred Stock on August 2, 2004 at a total cost of $30 million plus accrued but unpaid dividends on those shares. In accordance with Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, we recorded a reduction of $1.4 million from 2004 net income to arrive at net income available to common shareholders relating to the difference between the Series B Preferred Stock carrying value and the redemption amount.
          On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, we issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, we issued 306,748 shares of our common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at December 31, 2006.
          During 2006 and 2005, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2006, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
          During 2006, we issued 501,089 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $24.9 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.
          Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with the remaining proceeds from the December 2006 common stock issuance, draws on the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.
CONTRACTUAL OBLIGATIONS
          The following table summarizes our future contractual obligations:

Payments due by period
Contractual obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Line of credit	—	—	—	—	—
Term notes	$350.0 million	—	$100.0 million	—	$250.0 million
Mortgages payable	$112.0 million	$1.6 million	$29.1 million	$40.2 million	$41.1 million
Interest payments	$179.4 million	$30.5 million	$52.7 million	$43.2 million	$53.0 million
Land lease	$1.2 million	$0.1 million	$0.1 million	$0.1 million	$0.9 million
Building lease	$1.5 million	$0.5 million	$1.0 million	—	—

Total	$644.1 million	$32.7 million	$182.9 million	$83.5 million	$345.0 million
ACQUISITION OF PROPERTIES
          During 2006, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the $150 million 10 year term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 42 Properties in Alabama, Georgia, Florida, Louisiana, Missouri, New Hampshire, New York, Tennessee, and Texas comprising 2.6 million square feet from unaffiliated storage operators. During 2005, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire fourteen Properties in Alabama, Connecticut, Georgia, Louisiana, Massachusetts, New York, and Texas comprising one million square feet from unaffiliated storage operators. During 2004, we used operating cash flow and borrowings pursuant to the line of credit to acquire ten Properties in Connecticut, Florida, Tennessee, and Texas comprising one million square feet from unaffiliated storage operators. At December 31, 2006, we owned and operated 327 self-storage facilities in 22 states. Of these facilities, 38 are managed by us for two consolidated joint ventures of which we are a majority owner.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets.
          At December 31, 2006, we were in negotiations to acquire ten stores for approximately $31 million. One of these stores was purchased in January 2007 for $5.6 million.
          In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. During 2006 we spent approximately $12.6 million on revenue enhancing improvements. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.
          We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. For 2006 we spent approximately $17 million on such improvements and we expect to spend approximately $18 million in 2007.

DISPOSITION OF PROPERTIES
          During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million. No sales took place in 2005 or 2006.
          Also, during 2001, we sold eight Properties for approximately $24.5 million to Locke Sovran II, LLC. Because Locke Sovran II, LLC is a consolidated joint venture, no gain was recognized on the sale.
          We may seek to sell additional Properties to similar joint venture programs or third parties in 2007.
OFF-BALANCE SHEET ARRANGEMENTS
          Our off-balance sheet arrangement includes an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.
          The Company has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2006. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Company of $1.1 million. The Company’s remaining investment includes a capital contribution of $49. For the years ended December 31, 2006 and 2005, the Company’s share of Iskalo Office Holdings, LLC’s income (loss) was $80,000 and ($8,000), respectively. The Company paid rent to Iskalo Office Holdings, LLC of $583,000, $445,000 and $426,000 in 2006, 2005, and 2004, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2009. Also, the Company purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.
          In April 2006, the Company made an additional investment of $2.8 million in a former off-balance sheet arrangement known as Locke Sovran I, LLC that increased the Company’s ownership to over 70%. As a result of this transaction the Company has consolidated the results of operations of Locke Sovran I, LLC in its financial statements since April 1, 2006, the date that it acquired its controlling interest. For the years ended December 31, 2005 and 2004, the Company’s share of Locke Sovran I, LLC’s income was $171,000 and $141,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations for those years. The Company manages the storage facilities for Locke Sovran I, LLC and received fees of $332,000, and $322,000 for the years ended 2005, and 2004. Locke Sovran I, LLC, owns 11 self-storage facilities throughout the United States.
          A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2006 is as follows:

Iskalo Office
(dollars in thousands)	Holdings, LLC
Balance Sheet Data:
Investment in office building	$5,842
Other assets	808

Total Assets	$6,650

Mortgage payable	$7,410
Other liabilities	253

Total Liabilities	7,663
Unaffiliated partners’ deficiency	(592)
Company deficiency	(421)

Total Liabilities and Partners’ Deficiency	$6,650

Iskalo Office
(dollars in thousands)	Holdings, LLC
Income Statement Data:
Total revenues	$1,351
Total expenses	1,189

Net income	$162

          We do not expect to have material future cash outlays relating to this joint venture and we do not guarantee the debt of Iskalo Office Holdings, LLC. A summary of our cash flows arising from the off-balance sheet arrangements with Iskalo Office Holdings, LLC for the three years ended December 31, 2006, and with Locke Sovran I, LLC for the two years ended December 31, 2005 and for the three months ended March 31, 2006 (the date it has been included in our consolidated results of operations) are as follows:

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Statement of Operations
Other income (management fees income)	$85	$332	$322
General and administrative expenses (corporate office rent)	583	445	426
Equity in income of joint ventures	172	202	207

Investing activities
Reimbursement of advances to (advances to) joint ventures	17	(187)	958

Financing activities
Distributions from unconsolidated joint ventures	123	490	602
REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS
          As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2007 may be applied toward our 2006 distribution requirement.
          As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2006, our percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.
INTEREST RATE RISK
          We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At December 31, 2006, we have three outstanding interest rate swap agreements as summarized below:

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million	10/10/06	9/1/09	5.680%	1 month LIBOR

          Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $120 million of our debt through the interest rate swap termination dates.
          Through September 2009, all of our $350 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $350 million at December 31, 2006, a 1% increase in interest rates would have no effect on our interest expense annually.
          The table below summarizes our debt obligations and interest rate derivatives at December 31, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Line of credit — variable rate LIBOR + 0.9%	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.20%	—	—	—	$100,000	—	—	$100,000	$100,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	—	$20,000	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	—	$80,000	$80,000	$78,334
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$147,688

Mortgage note — fixed rate 7.80%	$342	$363	$400	$433	$27,948	—	$29,486	$30,858
Mortgage note — fixed rate 7.19%	$937	$998	$1,083	$1,164	$1,252	$39,189	$44,623	$45,874
Mortgage note — fixed rate 7.25%	$126	$133	$141	$149	$3,220	—	$3,769	$3,620
Mortgage note — fixed rate 6.76%	$20	$22	$23	$25	$27	$926	$1,043	$1,062
Mortgage note — fixed rate 6.35%	$23	$24	$26	$28	$30	$1,013	$1,144	$1,141
Mortgage notes — fixed rate 5.55%	—	—	$25,496	—	—	—	$25,496	$26,138
Mortgage notes — fixed rate 7.50%	$183	$194	$208	$222	$5,659	—	$6,466	$6,471

Interest rate derivatives – asset	—	—	—	—	—	—	—	$2,128
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
     Prior to the adoption of FAS 123(R) non-vested shares issued to employees and non-employee directors were recorded as unearned compensation (a component of stockholders’ equity), at an amount equivalent to the fair market value of the shares on the date of grant. Upon the adoption of FAS 123(R) on January 1, 2006, the non-vested stock balance of approximately $1.8 million was reclassified as additional-paid-in-capital. Under the provisions of FAS 123(R), compensation expense and a corresponding increase to additional paid-in capital are recorded for non-vested share grants on a straight-line basis as the restriction periods lapse. As a result of the adoption of FAS 123(R), the Company recorded compensation expense of $119,000 related to stock options. The adoption of FAS 123(R) did not have a significant impact on the determination of compensation expense related to non-vested stock grants.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 was effective December 31, 2005 for the Company. The application of Interpretation 47 did not have a material impact on the Company’s financial position or results of operations.
     In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity such as an LLC) regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that are not modified, the consensus was effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The implementation of this standard did not have a material effect on our consolidated financial position or results of operations.
     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.
     The Company has completed its initial evaluation of the impact of the January 1, 2007, adoption of Interpretation 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position or results from operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required is incorporated by reference to the information appearing under the caption “Interest Rate Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 1, 2007

SOVRAN SELF STORAGE, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2006	2005
Assets
Investment in storage facilities:
Land	$208,644	$162,900
Building, equipment, and construction in progress	935,260	731,080

	1,143,904	893,980
Less: accumulated depreciation	(155,843)	(130,550)

Investment in storage facilities, net	988,061	763,430
Cash and cash equivalents	47,730	4,911
Accounts receivable	2,166	1,643
Receivable from related parties	37	75
Receivable from joint ventures	—	2,780
Investment in joint ventures	—	825
Prepaid expenses	5,336	3,075
Fair value of interest rate swap agreements	2,274	1,411
Other assets	7,606	6,226

Total Assets	$1,053,210	$784,376

Liabilities
Line of credit	$—	$90,000
Term notes	350,000	200,000
Accounts payable and accrued liabilities	15,358	10,865
Deferred revenue	5,292	4,227
Accrued dividends	12,675	10,801
Mortgages payable	112,027	49,144

Total Liabilities	495,352	365,037

Minority interest — Operating Partnership	10,164	11,132
Minority interest — consolidated joint venture	16,783	14,122

Shareholders’ Equity
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 1,200,000 shares issued and outstanding at December 31, 2006 and December 31, 2005, $30,000 liquidation value	26,613	26,613
Common stock $.01 par value, 100,000,000 shares authorized, 20,443,529 shares outstanding (17,563,046 at December 31, 2005)	216	187
Additional paid-in capital	612,738	466,839
Non-vested stock	—	(1,838)
Dividends in excess of net income	(83,609)	(71,995)
Accumulated other comprehensive income	2,128	1,454
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	530,911	394,085

Total Liabilities and Shareholders’ Equity	$1,053,210	$784,376

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004
Revenues
Rental income	$160,924	$133,856	$119,605
Other operating income	5,371	4,449	3,681

Total operating revenues	166,295	138,305	123,286

Expenses
Property operations and maintenance	44,034	35,954	32,166
Real estate taxes	15,260	12,407	11,014
General and administrative	14,095	12,863	11,071
Depreciation and amortization	25,347	21,222	19,175

Total operating expenses	98,736	82,446	73,426

Income from operations	67,559	55,859	49,860

Other income (expenses)
Interest expense	(29,494)	(20,229)	(18,128)
Interest income	807	487	301
Minority interest — Operating Partnership	(905)	(1,039)	(1,043)
Minority interest — consolidated joint ventures	(1,529)	(490)	(499)
Equity in income of joint ventures	172	202	207

Income from continuing operations	36,610	34,790	30,698
Income from discontinued operations (including gain on disposal in 2004 of $1,083)	—	—	1,306

Net Income	36,610	34,790	32,004
Redemption amount in excess of carrying value of Series B Preferred Stock	—	—	(1,415)
Preferred stock dividends	(2,512)	(4,123)	(7,168)

Net income available to common shareholders	$34,098	$30,667	$23,421

Per Common Share — basic:
Continuing operations	$1.90	$1.86	$1.45
Discontinued operations	$—	$—	$0.09

Earnings per common share — basic	$1.90	$1.86	$1.54

Per Common Share — diluted:
Continuing operations	$1.89	$1.84	$1.44
Discontinued operations	$—	$—	$0.09

Earnings per common share — diluted	$1.89	$1.84	$1.53

Dividends declared per common share	$2.47	$2.44	$2.42
See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	9.85%		8.375%
	Series B	9.85%	Series C	8.375%						Accumulated
	Preferred	Series B	Preferred	Series C	Common		Additional	Non-	Dividends in	Other
	Stock	Preferred	Stock	Preferred	Stock	Common	Paid-in	vested	Excess of	Comprehensive	Treasury	Total
(dollars in thousands, except share data)	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Stock	Net Income	Income (loss)	Stock	Equity
Balance January 1, 2004	1,200,000	$28,585	2,800,000	$67,129	14,259,863	$154	$356,875	$(1,722)	$(48,069)	$(7,580)	$(27,175)	$368,197
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	—	—	1,163,651	12	43,482	—	—	—	—	43,494
Exercise of stock options	—	—	—	—	225,750	2	5,500	—	—	—	—	5,502
Issuance of non-vested stock	—	—	—	—	12,058	—	463	(463)	—	—	—	—
Earned portion of non-vested stock	—	—	—	—	—	—	—	411	—	—	—	411
Deferred compensation outside directors	—	—	—	—	—	—	129	—	—	—	—	129
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	—	—	(400,000)	(8,871)	310,905	3	8,868	—	—	—	—	—
Exercise of Series C Preferred Stock placement certificate	—	—	—	(5,031)	—	—	2,958	—	—	—	—	(2,073)
Carrying value less than redemption value on redeemed partnership units	—	—	—	—	—	—	(268)	—	—	—	—	(268)
Redemption of 9.85% Series B Preferred Stock	(1,200,000)	(28,585)	—	—	—	—	—	—	—	—	—	(28,585)
Redemption amount in excess of carrying value of 9.85% Series B Preferred Stock	—	—	—	—	—	—	—	—	(1,415)	—	—	(1,415)
Net income	—	—	—	—	—	—	—	—	32,004	—	—	32,004
Change in fair value of derivatives	—	—	—	—	—	—	—	—	—	4,326	—	4,326

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	36,330
Dividends	—	—	—	—	—	—	—	—	(44,271)	—	—	(44,271)

Balance December 31, 2004	—	—	2,400,000	53,227	15,972,227	171	418,007	(1,774)	(61,751)	(3,254)	(27,175)	377,451
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	—	—	283,379	3	11,929	—	—	—	—	11,932
Exercise of stock options	—	—	—	—	129,015	1	3,238	—	—	—	—	3,239
Issuance of non-vested stock	—	—	—	—	13,778	—	582	(582)	—	—	—	—
Earned portion of non-vested stock	—	—	—	—	—	—	—	518	—	—	—	518
Deferred compensation outside directors	—	—	—	—	—	—	125	—	—	—	—	125
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	—	—	(1,200,000)	(26,614)	1,164,647	12	32,958	—	—	—	—	6,356
Net income	—	—	—	—	—	—	—	—	34,790	—	—	34,790
Change in fair value of derivatives	—	—	—	—	—	—	—	—	—	4,708	—	4,708

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	39,498
Dividends	—	—	—	—	—	—	—	—	(45,034)	—	—	(45,034)

Balance December 31, 2005	—	—	1,200,000	26,613	17,563,046	187	466,839	(1,838)	(71,995)	1,454	(27,175)	394,085
Net proceeds from the issuance of common stock	—	—	—	—	2,300,000	23	122,388	—	—	—	—	122,411
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	—	—	501,089	5	24,862	—	—	—	—	24,867
Exercise of stock options	—	—	—	—	37,675	—	1,142	—	—	—	—	1,142

	9.85%		8.375%
	Series B	9.85%	Series C	8.375%						Accumulated
	Preferred	Series B	Preferred	Series C	Common		Additional	Non-	Dividends in	Other
	Stock	Preferred	Stock	Preferred	Stock	Common	Paid-in	vested	Excess of	Comprehensive	Treasury	Total
(dollars in thousands, except share data)	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Stock	Net Income	Income (loss)	Stock	Equity
Reclass of unearned non-vested stock to additional paid in capital	—	—	—	—	—	—	(1,838)	1,838	—	—	—	—
Issuance of non-vested stock	—	—	—	—	41,719	1	(1)	—	—	—	—	—
Earned portion of non-vested stock	—	—	—	—	—	—	876	—	—	—	—	876
Stock option expense	—	—	—	—	—	—	119	—	—	—	—	119
Deferred compensation outside directors	—	—	—	—	—	—	181	—	—	—	—	181
Carrying value less than redemption value on redeemed partnership units	—	—	—	—	—	—	(1,830)	—	—	—	—	(1,830)
Net income	—	—	—	—	—	—	—	—	36,610	—	—	36,610
Change in fair value of derivatives	—	—	—	—	—	—	—	—	—	674	—	674

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	37,284
Dividends	—	—	—	—	—	—	—	—	(48,224)	—	—	(48,224)

Balance December 31, 2006	—	$—	1,200,000	$26,613	20,443,529	$216	$612,738	$—	$(83,609)	$2,128	$(27,175)	$530,911

See notes to financial statements.

SOVRAN SELF STORAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Operating Activities
Net income from continuing operations	$36,610	$34,790	$30,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,340	22,012	19,895
Equity in income of joint ventures	(172)	(202)	(207)
Minority interest	2,434	1,529	1,542
Non-vested stock earned	876	518	411
Stock option expense	119	—	—
Changes in assets and liabilities:
Accounts receivable	(407)	(74)	103
Prepaid expenses	(2,029)	183	(124)
Accounts payable and other liabilities	1,011	1,445	1,644
Deferred revenue	(249)	33	(48)

Net cash provided by operating activities — continuing operations	64,533	60,234	53,914

Net cash provided by operating activities — discontinued operations	—	—	287

Investing Activities
Acquisition of storage facilities	(130,251)	(60,681)	(65,629)
Improvements, equipment additions, and construction in progress	(37,021)	(17,885)	(17,961)
Additional investment in consolidated joint ventures net of cash acquired	(8,181)	—	—
Net proceeds from the sale of storage facilities	—	—	11,640
Reimbursement of advances to (advances to) joint ventures	17	(187)	958
Other assets	(1,169)	(418)	(47)
Receipts from related parties	38	15	5

Net cash used in investing activities	(176,567)	(79,156)	(71,034)

Financing Activities
Net proceeds from sale of common stock	148,601	21,652	49,125
Proceeds from line of credit	94,000	56,000	74,000
Paydown of line of credit	(184,000)	(9,000)	(40,000)
Proceeds from term notes	150,000	—	—
Financing costs	(632)	(352)	(735)
Dividends paid — common stock	(43,837)	(39,773)	(36,032)
Dividends paid — preferred stock	(2,513)	(4,123)	(7,168)
Distributions from unconsolidated joint venture	123	490	602
Minority interest distributions	(2,815)	(2,567)	(2,422)
Redemption of operating partnership units	(2,788)	(722)	(1,758)
Redemption of Series B Preferred Stock	—	—	(30,000)
Series C Preferred Stock placement certificate payment	—	—	(5,031)
Mortgage principal and capital lease payments	(1,286)	(877)	(744)

Net cash provided by (used in) financing activities	154,853	20,728	(163)

Net increase (decrease) in cash	42,819	1,806	(16,996)
Cash at beginning of period	4,911	3,105	20,101

Cash at end of period	$47,730	$4,911	$3,105

Supplemental cash flow information
Cash paid for interest	$26,647	$19,097	$17,403

Fair value of net liabilities assumed on the acquisition of storage facilities	65,650	4,320	744
Dividends declared but unpaid at December 31, 2006, 2005 and 2004 were $12,675, $10,801, and $9,663, respectively.
See notes to financial statements.

SOVRAN SELF STORAGE, INC. — DECEMBER 31, 2006
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2006, we owned and operated 327 self-storage properties in 22 states under the name Uncle Bob’s Self Storage ®. Among our 327 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 97.9% ownership interest therein as of December 31, 2006. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
     We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, “Accounting for Investments in Real Estate Ventures”, and FASB Staff Position SOP 78-9-1, “Interaction of AICPA SOP 78-9 and EITF Issue 04-5”, to determine whether the rights held by other investors constitute “kick-out rights” or “substantive participating rights” as defined therein. For pre-existing joint venture agreements that have not been modified, effective January 1, 2006 we were required to adopt the provisions of the EITF’s consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under this consensus we presume that general partners in a limited partnership control that limited partnership (or similar entity like a limited liability company) regardless of the extent of the general partners’ ownership interest in the limited partnership. We also consider whether the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 “Consolidation of All Majority-Owned Subsidiaries” and Emerging Issues Task Force (EITF) 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, and in particular, whether rights held by other investors would be viewed as “participation rights” as defined therein. To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated. We also consider the provisions of SFAS Interpretation No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, and Locke Sovran I, LLC and Locke Sovran II, LLC, which are majority owned joint ventures. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.
     In April 2006, the Company made additional investments of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Company’s ownership from approximately 45% to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Company has consolidated the accounts of Locke Sovran I, LLC in its financial statements. The accounts of Locke Sovran II, LLC were already being included in the Company’s financial statements as it has been a majority controlled joint venture since 2001. A summary of the Locke Sovran I, LLC balance sheet as of April 1, 2006 was as follows:

Locke Sovran I,
(dollars in thousands)	LLC
Investment in storage facilities, net	$38,000
Other assets	1,240

Total Assets	$39,240

Due to the Company	$2,763
Mortgage payable	29,379
Other liabilities	579

Total Liabilities	32,721

Unaffiliated partners’ equity	3,521
Company equity	2,998

Total Liabilities and Partners’ Equity	$39,240

     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $3.1 million and $2.0 million, respectively, held in escrow for encumbered properties at December 31, 2006 and 2005.
     Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2006, 2005, and 2004 were $1.0 million, $0.6 million, and $0.5 million, respectively.
     Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), management fees, insurance commissions, and incidental truck rentals.
   Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, and equipment based on the fair value of each component. No intangible asset has been recorded for the value of tenant relationships because the Company does not have any concentrations of significant tenants, the majority of leases are month-to-month, and the average tenant turnover is fairly frequent. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.
     Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2006 and 2005, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company’s financial position or results of operations.
     Other Assets: Included in other assets are net loan acquisition costs, a note receivable, and property deposits. The loan acquisition costs were $5.9 million and $4.7 million at December 31, 2006, and 2005, respectively. Accumulated amortization on the loan acquisition costs was approximately $2.9 million and $1.9 million at December 31, 2006, and 2005, respectively. Loan acquisition costs are amortized over the terms of the related debt. Amortization expense was $1.0 million, $0.8 million and $0.7 million for the periods ended December 31, 2006, 2005 and 2004, respectively. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC. Property deposits were $1.7 million and $0.6 million at December 31, 2006 and 2005, respectively.

     Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Company accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.
     Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner’s interest in Locke Sovran I, LLC and Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2006, Operating Partnership minority interest ownership was 429,035 Units, or 2.1%. At December 31, 2005, Operating Partnership minority interest ownership was 479,277 Units, or 2.7%. The redemption value of the Units at December 31, 2006 and 2005 was $24.6 million and $22.5 million, respectively. The Operating Partnership is obligated to redeem each Unit at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash.
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
     Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders’ equity. Comprehensive income was $37.3 million, $39.5 million and $36.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Derivative Financial Instruments: On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.
     Recent Accounting Pronouncements: In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Interpretation 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 was effective December 15, 2005 for the Company. The application of Interpretation 47 did not have a material impact on the Company’s financial position or results of operations.
     In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership (or similar entity such as an LLC) regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that are not modified, the consensus was effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The implementation of this standard did not have a material effect on our consolidated financial position or results of operations.

     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. Interpretation 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of Interpretation 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.
     The Company has completed its initial evaluation of the impact of the January 1, 2007, adoption of Interpretation 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position or results from operations.
     Stock-Based Compensation: On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under Statement 123(R). The Company adopted Statement 123(R) on January 1, 2006 and uses the modified-prospective method. Under the modified-prospective method, the Company will recognize compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date. The Company’s shared-based payment arrangements are described below.
     Prior to the adoption of FAS 123(R) non-vested shares issued to employees and non-employee directors were recorded as unearned compensation (a component of stockholders’ equity), at an amount equivalent to the fair market value of the shares on the date of grant. Upon the adoption of FAS 123(R) on January 1, 2006, the non-vested stock balance of approximately $1.8 million was reclassified as additional-paid-in-capital. Under the provisions of FAS 123(R), compensation expense and a corresponding increase to additional paid-in capital are recorded for non-vested share grants on a straight-line basis as the restriction periods lapse.
     For the year ended December 31, 2006, the Company recorded compensation expense (included in general and administrative expense) of $119,000 related to stock options under Statement 123(R) and $876,000 related to amortization of non-vested stock grants. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). For stock option awards that were granted prior to the adoption date of FAS 123(R) for which the requisite service period had not been provided as of the adoption date and for the 14,000 stock options issued to outside directors and employees in 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted assumptions:

	Weighted Average	Range
Expected life (years)	6.87	5.00 - 7.00
Risk free interest rate	4.23%	4.00 - 5.03%
Expected volatility	20.61%	19.40% - 21.00%
Expected dividend yield	6.72%	4.55% - 8.00%
Fair value	$3.70	$1.93-$8.47
     To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term.

     As permitted by Statement 123, through the fourth quarter of 2005 and previous years, the Company accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date was equal to or greater than the fair market value of the stock at that date. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described below:

	Pro Forma
(dollars in thousands, except per share data)	2005	2004
Net income available to common shareholders as reported	$30,667	$23,421
Add: Total stock-based compensation expense recorded	518	411
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(657)	(566)

Pro forma net income available to common shareholders	$30,528	$23,266

Earnings per common share
Basic — as reported	$1.86	$1.54
Basic — pro forma	$1.85	$1.53
Diluted — as reported	$1.85	$1.53
Diluted — pro forma	$1.84	$1.52
     Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassification: Certain amounts from the 2005 and 2004 financial statements have been reclassified to conform to the current year presentation.
3. EARNINGS PER SHARE
     The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders. The following table sets forth the computation of basic and diluted earnings per common share.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004
Numerator:
Net income available to common shareholders	$34,098	$30,667	$23,421

Denominator:
Denominator for basic earnings per share - weighted average shares	17,951	16,506	15,161
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	70	127	134

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	18,021	16,633	15,295

Basic Earnings per Common Share	$1.90	$1.86	$1.54

Diluted Earnings per Common Share	$1.89	$1.84	$1.53

     Potential common shares from the Series C Convertible Cumulative Preferred Stock (see Note 13) were excluded from the 2006, 2005, and 2004 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.
4. INVESTMENT IN STORAGE FACILITIES
     The following summarizes activity in storage facilities during the years ended December 31, 2006 and December 31, 2005.

(Dollars in thousands)	2006	2005
Cost:
Beginning balance	$893,980	$811,516
Acquisition of storage facilities	166,310	65,001
Consolidation of Locke Sovran I, LLC as of April 1, 2006	38,000	—
Additional investment in consolidated joint ventures	8,647	—
Improvements and equipment additions	30,480	18,236
Construction in progress	6,586	—
Dispositions	(99)	(773)

Ending balance	$1,143,904	$893,980

Accumulated Depreciation:
Beginning balance	$130,550	$109,750
Additions during the year	25,347	21,222
Dispositions	(54)	(422)

Ending balance	$155,843	$130,550
     During 2006 the Company acquired 42 storage facilities for $166.3 million. Substantially all of the purchase price of these facilities was allocated to land ($32.3 million), building ($132.2 million) and equipment ($1.8 million) and the operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates. The purchase price for the 2006 acquisitions was preliminarily allocated to tangible assets only. The Company expects to finalize its purchase price allocation during the first quarter of 2007.
5. DISCONTINUED OPERATIONS
     SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses accounting for discontinued operations. The Statement requires the segregation of all disposed components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction.
     Based on the criteria of SFAS No. 144, five properties that were sold by the Company in 2004 required presentation as discontinued operations as of December 31, 2004. There were no property sales in 2005 or 2006.
     During 2004, the Company sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina for net cash proceeds of $11.7 million resulting in a gain of $1.1 million. The operations of these five facilities and the gain on sale are reported as discontinued operations. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Total revenue	$—	$—	$544
Property operations and maintenance expense	—	—	(193)
Real estate tax expense	—	—	(38)
Depreciation and amortization expense	—	—	(90)
Net realized gain on properties sold	—	—	1,083

Total income from discontinued operations	$—	$—	$1,306

6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
     The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC, (ii) the 42 storage facilities purchased during 2006, (iii) the 14 storage facilities purchased in 2005, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2005. Such unaudited pro forma information is based upon the historical statements of operations of the Company. It should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere herein. In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma statement does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

	Year Ended December 31,
(dollars in thousands, except share data)	2006	2005
Pro forma total operating revenues	$177,123	$165,952

Pro forma net income	$32,293	$24,957

Pro forma earnings per common share — diluted	$1.79	$1.46
7. UNSECURED LINE OF CREDIT AND TERM NOTES
     The Company has a $100 million (expandable to $200 million) unsecured line of credit that matures in September 2007 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. The interest rate at December 31, 2006 on the Company’s available line of credit was approximately 6.2% (5.40% at December 31, 2005). At December 31, 2006, there was $100 million available on the revolving line of credit, excluding the amount available on the expansion feature.
     In April 2006, the Company entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Company’s line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC (see Note 11) and Locke Sovran II, LLC (see Note 2).
8. MORTGAGES PAYABLE
     Mortgages payable at December 31, 2006 and December 31, 2005 consist of the following:

	December 31,	December 31,
(dollars in thousands)	2006	2005
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly	$29,486	$—
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.4 million, principal and interest paid monthly	44,623	45,255
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,769	3,889

	December 31,	December 31,
(dollars in thousands)	2006	2005
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly	1,043	—
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	1,144	—
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $36.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,496	—
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,466	—

Total mortgages payable	$112,027	$49,144

     The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25%, 5.55%, and 7.5% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%. These three mortgages are carried at a discount of approximately $0.1 million below the actual principal balance of the mortgages payable. The discount will be amortized over the remaining term of the mortgages based on the effective interest method.
     The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2006. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount							Fair
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 0.9%	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.20%	—	—	—	$100,000	—	—	$100,000	$100,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	—	$20,000	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	—	$80,000	$80,000	$78,334
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$147,688

Mortgage note — fixed rate 7.80%	$342	$363	$400	$433	$27,948	—	$29,486	$30,858
Mortgage note — fixed rate 7.19%	$937	$998	$1,083	$1,164	$1,252	$39,189	$44,623	$45,874
Mortgage note — fixed rate 7.25%	$126	$133	$141	$149	$3,220	—	$3,769	$3,620
Mortgage note — fixed rate 6.76%	$20	$22	$23	$25	$27	$926	$1,043	$1,062
Mortgage note — fixed rate 6.35%	$23	$24	$26	$28	$30	$1,013	$1,144	$1,141
Mortgage notes — fixed rate 5.55%	—	—	$25,496	—	—	—	$25,496	$26,138
Mortgage notes — fixed rate 7.50%	$183	$194	$208	$222	$5,659	—	$6,466	$6,471

Interest rate derivatives — asset	—	—	—	—	—	—	—	$2,128

9. DERIVATIVE FINANCIAL INSTRUMENTS
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
     The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2006 and 2005.
     The Company has entered into three interest rate swap agreements as detailed below to effectively convert a total of $120 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$50 Million	11/14/05	9/1/09	5.590%	1 month LIBOR
$20 Million	9/4/05	9/4/13	5.935%	6 month LIBOR
$50 Million	10/10/06	9/1/09	5.680%	1 month LIBOR
     The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company. During 2006, 2005, and 2004, the net reclassification from AOCL to interest expense was ($0.5) million, $2.2 million and $4.7 million, respectively, based on (receipts) payments received or made under the swap agreements. Based on current interest rates, the Company estimates that receipts under the interest rate swaps will be approximately $0.9 million in 2007. Receipts made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was an asset of $2.3 million and a liability of $1.4 million at December 31, 2006, and 2005 respectively. In conjunction with the Company entering a $150 million term note in April 2006, the Company terminated the $30 million notional swap that was to expire in September of 2008. The Company received $255,000 for terminating this interest rate swap.
10. STOCK OPTIONS AND NON-VESTED STOCK
     The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expiring 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2006, options for 91,225 shares were outstanding under the Plans and options for 1,429,945 shares of common stock were available for future issuance.
     The Company also established the 1995 Outside Directors’ Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2006, 1,664 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2006, options for 22,000 common shares and non-vested shares of 5,776 were outstanding under the Non-employee Plan and options for 18,724 shares of common stock were available for future issuance.
     A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding at beginning of year:	142,900	$32.68	247,415	$27.00	443,665	$24.71

Granted	14,000	51.78	38,000	45.26	38,000	37.43
Exercised	(37,675)	30.33	(129,015)	25.11	(225,750)	24.18
Forfeited	(6,000)	33.05	(13,500)	36.39	(8,500)	29.12

Outstanding at end of year	113,225	$35.77	142,900	$32.68	247,415	$27.00

Exercisable at end of year	74,225	$31.14	72,650	$27.26	91,940	$25.25
     A summary of the Company’s stock options outstanding at December 31, 2006 follows:

	Outstanding		Exercisable
		Weighted		Weighted
		average		average
		exercise		exercise
Exercise Price Range	Options	price	Options	price
$19.06 – 29.99	38,625	$21.66	37,125	$21.43
$30.00 – 39.99	25,600	$34.55	15,100	$32.22
$40.00 – 48.11	49,000	$47.53	22,000	$46.77

Total	113,225	$35.77	74,225	$31.14

Intrinsic value of outstanding stock options at December 31, 2006				$2,435,000
Intrinsic value of exercisable stock options at December 31, 2006				$1,940,000
Intrinsic value of stock options exercised in 2006				$824,536
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2006, or the price on the date of exercise for those exercised during the year. As of December 31, 2006, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately two years. The weighted average remaining contractual life of all options is 6.8 years, and for exercisable options is 5.9 years. As disclosed further in Note 13, warrants to purchase 357,500 common shares of the Company at a price of $32.60 per share were exercised in 2005.
Non-vested Stock
     The Company has also issued 194,119 shares of non-vested stock to employees which vest over two to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. At December 31, 2006, the fair market value of the non-vested stock on the date of grant ranged from $20.38 to $55.21. During 2006, 40,055 shares of non-vested stock were issued to employees with a fair value of $2.2 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.
     A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average	Non-	average		average
	Non-vested	grant date	vested	grant date	Non-vested	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Unvested at beginning of year:	71,411	$30.39	71,904	$27.83	74,094	$25.40

Granted	41,719	53.86	13,778	42.24	12,058	38.40
Vested	(16,677)	32.29	(14,271)	28.94	(14,248)	24.11
Forfeited	—	—	—	—	—	—

Unvested at end of year	96,453	$40.21	71,411	$30.39	71,904	$27.83
     Compensation expense of $0.9 million, $0.5 million and $0.4 million was recognized for the vested portion of non-vested stock grants in 2006, 2005 and 2004, respectively. The fair value of non-vested stock that vested during 2006, 2005 and 2004 was $0.3 million, $0.4 million and $0.5 million, respectively. The total compensation cost related to non-vested stock was $3.2 million at December 31, 2006, and the remaining weighted-average period over which this expense will be recognized was 4.6 years.
11. RETIREMENT PLAN
     Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $166,000, $149,000, and $125,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
12. INVESTMENT IN JOINT VENTURES
     The Company has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2006. During 2004, Iskalo Office Holdings obtained long-term financing and used the proceeds to repay the note payable to the Company of $1.1 million. The Company’s remaining investment includes a capital contribution of $49. For the years ended December 31, 2006 and 2005, the Company’s share of Iskalo Office Holdings, LLC’s income (loss) was $80,000 and ($8,000), respectively. The Company paid rent to Iskalo Office Holdings, LLC of $583,000, $445,000, and $426,000 in 2006, 2005, and 2004 respectively. Future minimum lease payments under the lease are $0.6 million per year through 2009. Also, the Company purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.
     A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2006 is as follows:

Iskalo Office
(dollars in thousands)	Holdings, LLC
Balance Sheet Data:
Investment in office building	$5,842
Other assets	808

Total Assets	$6,650

Mortgage payable	$7,410
Other liabilities	253

Total Liabilities	7,663
Unaffiliated partners’ deficiency	(592)
Company deficiency	(421)

Total Liabilities and Partners’ Deficiency	$6,650

Income Statement Data:
Total revenues	$1,351
Total expenses	1,189

Net income	$162

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
     In April 2006, the Company made an additional investment of $2.8 million in Locke Sovran I, LLC that increased the Company’s ownership to over 70%. As a result of this transaction the Company has consolidated the results of operations of Locke Sovran I, LLC in its financial statements since April 1, 2006, the date that it acquired its controlling interest. For the years ended December 31, 2005 and 2004, the Company’s share of Locke Sovran I, LLC’s income was $171,000 and $141,000, respectively, and the amortization of the deferred gain was $40,000, each of which are recorded as equity in income of joint ventures on the consolidated statements of operations for those years. The Company manages the storage facilities for Locke Sovran I, LLC and received fees of $332,000, and $322,000 for the years ended 2005, and 2004.
13. PREFERRED STOCK
Series B
     On July 30, 1999, the Company issued 1,200,000 shares of 9.85% Series B Cumulative Redeemable Preferred Stock. The offering price was $25 per share resulting in net proceeds of $28.6 million after expenses. On August 2, 2004, the Company redeemed all 1,200,000 outstanding shares of its 9.85% Series B Cumulative Preferred Stock for $30 million plus accrued but unpaid dividends on those shares. The excess of the redemption amount over the carrying value of the Series B Preferred Stock was $1.4 million and has been shown as a reduction in 2004 net income available to common shareholders in accordance with EITF Abstract Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.”
Series C
     On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock (“Series C Preferred”) in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. During 2005, the Company issued 920,244 shares of its common stock in connection with a written notice from one of the holders of the Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, the Company issued 306,748 shares of its common stock in connection the conversion of 400,000 shares of Series C Preferred Stock into common stock. All converted shares of Series C Preferred Stock were retired leaving 1,200,000 preferred shares outstanding at December 31, 2006.
     The Series C Preferred has a fixed annual dividend rate equal to the greater of 8.375% or the actual dividend paid on the number of the Company’s common shares into which the Series C Preferred is convertible. The Series C Preferred is convertible at a ratio of .76687 common shares for each Series C Preferred share and can be redeemed at the Company’s option on or after November 30, 2007 at $25.00 per share ($30,000,000 aggregate at December 31, 2006) plus accrued and unpaid dividends. Dividends on the Series C Preferred are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September, and December at a rate of $2.09375 per annum per share.
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
     In addition, the Company issued warrants to the Series C Preferred investors to purchase 379,166 common shares of the Company at a price of $32.60 per share that expire November 30, 2007. Using the Black-Scholes method, the warrants had a fair value at the issue date of $1.97 per common share covered by the warrants. During 2005 and 2004 respectively, warrants for 357,500 and 21,666 were exercised leaving none remaining at December 31, 2006. Also, an entity related to one of the investors received a placement certificate that entitles it to receive cash from the Company in the amount of 650,000 multiplied by the excess of the fair market value of the Company’s common stock over $32.60 on the date the certificate is exercised. The placement certificate was exercised in 2004, resulting in a $5 million payment by the Company.
14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of quarterly results of operations for the years ended December 31, 2006 and 2005 (dollars in thousands, except per share data).

	2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$36,657	$40,296	$44,784	$44,558
Net Income	$8,595	$9,386	$9,465	$9,165
Net income available to common shareholders	$7,967	$8,758	$8,837	$8,537
Net Income Per Common Share
Basic	$0.45	$0.50	$0.49	$0.46
Diluted	$0.45	$0.50	$0.49	$0.45

	2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$32,149	$34,007	$36,003	$36,147
Net Income	$7,768	$8,878	$9,611	$8,533
Net income available to common shareholders	$6,512	$7,622	$8,628	$7,905
Net Income Per Common Share
Basic	$0.41	$0.47	$0.52	$0.46
Diluted	$0.40	$0.47	$0.52	$0.46

15. COMMITMENTS AND CONTINGENCIES
     The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.
     At December 31, 2006, the Company was in negotiations to acquire ten stores for approximately $31 million. One of these stores was purchased in January of 2007 for $5.6 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2006. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by COSO.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ Robert J. Attea	/S/ David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sovran Self Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Sovran Self Storage, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Sovran Self Storage, Inc. and our report dated March 1, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
March 1, 2007

Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.
     The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.
Item 11. Executive Compensation
     The information required is incorporated by reference to “Executive Compensation” and “Compensation of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required herein is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required herein is incorporated by reference to “Certain Relationships and Related Transactions” and “Election of Directors—Independence of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2007.
Item 14. Principal Accountant Fees and Services
     The information required herein is incorporated by reference to “Appointment of Independent Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2007.
Part IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2006 and 2005.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2006, 2005, and 2004.

(iii)	Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2006, 2005, and 2004.

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2006, 2005, and 2004.

(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2006 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.

     All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.	Exhibits
     The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed December 3, 1996.)

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock. (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.4	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed April 7, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

4.2	Form of Series C Convertible Cumulative Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

4.3	Shareholder Rights Plan. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed December 3, 1996.)

4.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

4.5	Amendment No. 1 to Shareholders Rights Agreement (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

4.6	Amendment to Shareholders Rights Agreement (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed May 4, 2006).

4.7	Amendment to Shareholders Rights Agreement (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed September 1, 2006).

10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to the Registrant’s Proxy Statement filed April 11, 2005).

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to the Registrant’s Proxy Statement filed April 8, 2004)

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.19 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.20 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to

Exhibit 10.21 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.6*+	Standard form of Employment Agreement to which Andrew J. Gregoire, Edward F. Killeen, and Paul T. Powell employees are parties

10.7+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.8+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).
10.9+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.10+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.11+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 8, 2004).

10.12	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006).

10.13	Securities Purchase Agreement among Registrant, Sovran Acquisition Limited Partnership, The Prudential Insurance Company of America, Teachers Insurance and Annuity Association of America and other institutional investors (incorporated by reference to Exhibit 10.1 as filed in the Company’s Current Report on Form 8-K, filed July 12, 2002).

10.14	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 filed in the Company’s Current Report on Form 8-K, filed July 12, 2002).

10.15	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed March 27, 2003).

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein (incorporated by reference to Exhibit 10.25 filed in the Company’s Current Report on Form 8-K, filed December 21, 2004).

10.17	Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein (incorporated by reference to Exhibit 10.24 filed in the Company’s Quarterly Report on Form 10-Q, filed November 12, 2003).

10.18	Amendment to Note Purchase Agreement dated September 3, 2003 (incorporated by reference to Exhibit 10.26 of Registrant’s Current Report on Form 8-K filed May 20, 2005).

10.19	Cornerstone Acquisition Agreement and Amendments to Certain Loan Agreements (incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34 of Registrant’s Current Report on Form 8-K filed June 26, 2006).

10.20	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second

Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 of the Registrant’s Current Report on Form 8-K filed May 1, 2006).

10.21*	Promissory Note between Locke Sovran I, LLC and GMAC Commercial Mortgage Corporation.

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21*	Subsidiary of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN SELF STORAGE, INC.

March 1, 2007	By:	/s/ David L. Rogers
David L. Rogers,
Chief Financial Officer, Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea	Chairman of the Board of Directors	March 1, 2007
Robert J. Attea	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kenneth F. Myszka	President, Chief Operating	March 1, 2007
Kenneth F. Myszka	Officer and Director

/s/ David L. Rogers	Chief Financial Officer (Principal	March 1, 2007
David L. Rogers	Financial and Accounting Officer)

/s/ John Burns	Director	March 1, 2007
John Burns

/s/ Michael A. Elia	Director	March 1, 2007
Michael A. Elia

/s/ Anthony P. Gammie	Director	March 1, 2007
Anthony P. Gammie

/s/ Charles E. Lannon	Director	March 1, 2007
Charles E. Lannon

Sovran Self Storage, Inc.
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2006

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Boston-Metro I	MA		$363	$1,679	$356	$363	$2,035	$2,398	$586	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	319	680	1,935	2,615	568	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	373	345	1,641	1,986	463	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	435	416	1,951	2,367	584	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	283	397	1,707	2,104	515	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	889	747	1,552	2,299	453	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,789	770	4,523	5,293	1,220	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,195	239	2,305	2,544	480	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	669	701	2,328	3,029	619	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	853	198	1,593	1,791	391	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	416	395	1,917	2,312	627	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	1,788	483	3,540	4,023	707	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	736	224	1,544	1,768	438	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,584	497	3,041	3,538	827	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	355	395	1,759	2,154	491	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	363	164	1,123	1,287	313	1979	6/26/1995	5 to 40 years
New Bedford	MA		367	1,325	363	367	1,688	2,055	540	1982	6/26/1995	5 to 40 years
Fayetteville	NC		853	3,057	498	853	3,555	4,408	993	1980	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	854	687	1,047	1,734	349	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	407	268	1,655	1,923	511	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	314	234	1,157	1,391	338	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	1,754	816	3,085	3,901	829	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	447	444	2,060	2,504	654	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	708	649	3,037	3,686	859	1985	6/26/1995	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
New Haven	CT		387	1,402	644	387	2,046	2,433	525	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	621	844	2,642	3,486	741	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	304	303	1,406	1,709	447	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,075	315	1,820	2,135	394	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	424	321	1,574	1,895	443	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	461	374	1,779	2,153	526	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	729	189	1,448	1,637	386	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	358	488	1,546	2,034	485	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	493	602	1,900	2,502	611	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	402	513	2,332	2,845	727	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	321	194	1,233	1,427	371	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	577	1,503	4,196	5,699	1,295	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	225	398	1,260	1,658	426	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	346	424	1,360	1,784	422	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	256	483	1,422	1,905	447	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	443	308	1,559	1,867	505	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	444	174	1,226	1,400	375	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	571	413	1,570	1,983	498	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,287	306	1,690	1,996	309	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	1,074	479	2,816	3,295	706	1988	6/26/1995	5 to 40 years
Augusta I	GA		357	1,296	654	357	1,950	2,307	531	1988	6/26/1995	5 to 40 years
Macon I	GA		231	1,081	355	231	1,436	1,667	426	1989	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,494	883	3,598	4,481	953	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	684	316	2,155	2,471	624	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	865	651	3,808	4,459	1,167	1983	6/26/1995	5 to 40 years
Augusta II	GA		315	1,139	504	315	1,643	1,958	466	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	704	715	2,399	3,114	635	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,318	619	3,121	3,740	536	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	993	1,376	4,212	5,588	1,187	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	361	244	1,262	1,506	437	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,023	1,591	2,332	3,923	787	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,665	612	2,148	2,760	437	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,627	256	2,871	3,127	571	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	742	313	2,204	2,517	617	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	274	278	1,278	1,556	417	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	451	384	1,789	2,173	549	1990	6/26/1995	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Birmingham II	AL		730	1,725	477	730	2,202	2,932	681	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	535	863	2,576	3,439	768	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	373	326	1,888	2,214	547	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	1,553	369	2,911	3,280	701	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	638	719	1,291	2,010	422	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	518	226	1,564	1,790	463	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	813	1,088	3,410	4,498	1,028	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	622	526	2,580	3,106	800	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	481	672	2,920	3,592	873	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	717	796	1,844	2,640	575	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	529	209	1,493	1,702	474	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	601	443	2,203	2,646	639	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	810	1,162	3,564	4,726	1,044	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	606	424	2,112	2,536	696	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	613	431	2,180	2,611	592	1989/94	12/1/1995	5 to 40 years
Harrisburg I	PA		360	1,641	502	360	2,143	2,503	602	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	815	692	2,974	3,666	774	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,145	472	2,855	3,327	650	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	233	206	1,144	1,350	434	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	393	413	2,095	2,508	763	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	234	442	1,826	2,268	520	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	261	353	1,560	1,913	494	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	506	232	1,369	1,601	394	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	598	766	2,398	3,164	623	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	247	442	2,014	2,456	560	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	527	408	2,189	2,597	649	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	250	328	1,574	1,902	445	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,091	436	2,850	3,286	689	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	356	289	1,517	1,806	451	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,106	671	3,475	4,146	691	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	989	433	1,849	2,282	428	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	247	345	1,509	1,854	438	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	285	229	1,169	1,398	310	1986	5/29/1996	5 to 40 years
Pittsburgh	PA		545	1,940	381	545	2,321	2,866	610	1990	6/19/1996	5 to 40 years
Lakeland II	FL		359	1,287	987	359	2,274	2,633	603	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,073	297	2,944	3,241	607	1986	6/28/1996	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Ft. Myers IV	FL		344	1,254	219	310	1,507	1,817	428	1987	6/28/1996	5 to 40 years
Cincinnati	OH	(2)	557	1,988	495	652	2,388	3,040	56	1988	7/23/1996	5 to 40 years
Dayton	OH	(2)	667	2,379	121	646	2,521	3,167	66	1988	7/23/1996	5 to 40 years
Baltimore III	MD		777	2,770	240	777	3,010	3,787	797	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	879	568	2,907	3,475	769	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	427	436	2,062	2,498	601	1985	8/26/1996	5 to 40 years
Pittsburgh II	PA		627	2,257	933	631	3,186	3,817	880	1983	8/28/1996	5 to 40 years
Jacksonville V	FL		535	2,033	246	538	2,276	2,814	701	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	309	487	2,063	2,550	501	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	273	315	1,404	1,719	359	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	817	314	1,930	2,244	495	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	1,049	707	3,542	4,249	733	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	421	693	2,470	3,163	614	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,465	751	4,141	4,892	906	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,074	725	3,660	4,385	867	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	1,494	701	4,348	5,049	1,106	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	672	495	2,453	2,948	597	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	903	761	3,617	4,378	920	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,375	418	3,296	3,714	794	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	518	606	2,682	3,288	657	1982	1/10/1997	5 to 40 years
Grand Rapids l	MI	(2)	455	1,631	690	591	2,185	2,776	56	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	784	219	1,574	1,793	376	1983	1/17/1997	5 to 40 years
Kalamazoo	MI	(2)	516	1,845	720	657	2,424	3,081	62	1978	1/17/1997	5 to 40 years
Lansing	MI	(2)	327	1,332	1,286	513	2,432	2,945	58	1987	1/17/1997	5 to 40 years
Holland	MI		451	1,830	1,256	451	3,086	3,537	808	1978	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	352	504	2,008	2,512	475	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	201	346	1,437	1,783	378	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,562	432	3,122	3,554	625	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,091	634	3,656	4,290	807	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	219	566	2,498	3,064	617	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	252	293	1,609	1,902	408	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,009	335	2,351	2,686	500	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	691	328	2,006	2,334	502	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	267	152	980	1,132	266	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	395	245	1,515	1,760	332	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	1,032	260	2,075	2,335	404	1988/95	3/31/1997	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Danville	VA		326	1,488	151	326	1,639	1,965	391	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	687	616	1,520	2,136	365	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	542	491	2,298	2,789	623	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	244	296	1,440	1,736	365	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	344	921	3,626	4,547	938	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	1,166	304	2,377	2,681	463	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,023	960	4,870	5,830	1,251	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,087	943	4,973	5,916	1,233	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	680	611	2,924	3,535	761	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	371	370	1,857	2,227	541	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	427	515	2,501	3,016	653	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	381	1,033	4,134	5,167	1,066	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	414	825	3,146	3,971	757	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	228	735	3,657	4,392	888	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	200	268	1,297	1,565	312	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,276	89	1,652	1,741	288	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	515	421	2,321	2,742	549	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	191	282	1,494	1,776	389	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	382	637	2,930	3,567	633	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	196	542	2,406	2,948	584	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	818	620	3,350	3,970	727	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	186	540	2,397	2,937	583	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	652	864	4,646	5,510	1,067	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	632	1,243	5,651	6,894	1,288	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	693	709	3,928	4,637	987	1985	2/4/1998	5 to 40 years
Northbridge	MA	(2)	441	1,788	743	657	2,315	2,972	51	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	344	843	3,738	4,581	889	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	388	397	2,222	2,619	517	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	398	488	2,144	2,632	465	1990/96	2/18/1998	5 to 40 years
Titusville	FL	(2)	492	1,990	543	652	2,373	3,025	53	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	707	733	3,648	4,381	874	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	482	384	1,853	2,237	430	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	995	414	2,075	2,489	423	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	431	349	1,681	2,030	387	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	733	544	2,675	3,219	670	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	842	702	3,663	4,365	783	1984/88	3/26/1998	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Durham-Hillsborough	NC		775	3,103	562	775	3,665	4,440	810	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	549	940	4,312	5,252	939	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	403	742	3,380	4,122	687	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	977	569	2,794	3,363	537	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,497	675	3,163	3,838	464	1986	4/22/1998	5 to 40 years
Waterford-Highland	MI		1,487	5,306	1,059	1,487	6,365	7,852	1,395	1978	4/28/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	279	662	2,933	3,595	676	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	103	744	3,124	3,868	710	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	854	419	2,378	2,797	434	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	254	1,208	5,108	6,316	1,141	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	234	944	4,037	4,981	920	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	335	903	3,978	4,881	884	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	635	1,503	6,694	8,197	1,476	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	81	489	1,894	2,383	451	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	916	740	2,413	3,153	529	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	306	698	2,947	3,645	586	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	108	635	2,410	3,045	531	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	267	548	2,255	2,803	484	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	274	840	3,647	4,487	832	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	586	324	2,079	2,403	444	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	227	510	2,204	2,714	528	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	382	481	2,336	2,817	504	1996	6/30/1998	5 to 40 years
Jacksonville-Center	NC		327	1,329	599	327	1,928	2,255	332	1995	8/6/1998	5 to 40 years
Jacksonville-Gum Branch	NC		508	1,815	1,166	508	2,981	3,489	475	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC		216	782	453	216	1,235	1,451	330	1985	9/24/1998	5 to 40 years
Euless	TX		550	1,998	613	550	2,611	3,161	493	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	821	670	3,228	3,898	601	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	257	390	1,827	2,217	427	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	376	460	2,018	2,478	526	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	153	507	2,211	2,718	458	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	673	447	2,449	2,896	476	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	795	556	2,746	3,302	702	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	202	708	3,062	3,770	631	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	579	314	1,674	1,988	457	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,394	188	2,046	2,234	423	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	747	963	4,643	5,606	853	1994	2/17/1999	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Gilbert-Elliot Rd	AZ		651	2,600	652	772	3,131	3,903	584	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	447	565	3,043	3,608	569	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	172	326	1,485	1,811	293	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	400	339	1,746	2,085	318	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	517	291	1,543	1,834	254	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	198	354	1,603	1,957	323	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	502	453	2,112	2,565	405	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	647	872	4,123	4,995	834	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	616	849	4,017	4,866	734	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,571	410	3,197	3,607	429	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	594	667	2,967	3,634	565	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	231	335	1,752	2,087	380	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,080	276	2,392	2,668	297	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	123	633	2,696	3,329	474	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	276	633	2,893	3,526	517	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	142	384	1,564	1,948	312	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,098	254	2,157	2,411	234	1998	11/15/2000	5 to 40 years
Brewster	NY	(2)	1,716	6,920	286	1,876	7,046	8,922	155	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX	(2)	837	2,977	154	914	3,054	3,968	76	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX	(2)	733	3,392	217	796	3,546	4,342	82	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL	(2)	787	3,249	89	854	3,271	4,125	79	1997	3/13/2001	5 to 40 years
Dracut	MA	(1)	1,035	3,737	498	1,104	4,166	5,270	527	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	485	1,091	4,067	5,158	505	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	500	942	3,580	4,522	482	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	606	589	2,539	3,128	345	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	624	501	2,495	2,996	356	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	230	570	2,108	2,678	266	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	141	1,004	4,725	5,729	600	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	392	714	3,408	4,122	438	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	330	313	1,514	1,827	218	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	750	912	4,125	5,037	523	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	455	268	1,457	1,725	177	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	253	306	1,392	1,698	182	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	557	480	2,342	2,822	285	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	738	583	2,900	3,483	324	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	614	553	2,668	3,221	346	1979/83	2/13/2002	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Houston-Hwy 249	TX	(1)	299	1,216	877	320	2,072	2,392	218	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	490	496	2,330	2,826	278	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	638	784	3,544	4,328	398	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	247	421	1,815	2,236	225	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	319	408	1,837	2,245	223	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	270	919	3,966	4,885	450	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	75	612	2,543	3,155	295	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	228	689	3,387	4,076	378	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	52	817	3,338	4,155	381	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	96	817	3,382	4,199	389	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	120	407	1,770	2,177	205	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	141	817	3,428	4,245	395	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	386	2,207	9,252	11,459	938	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	416	1,131	4,980	6,111	500	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	213	635	3,131	3,766	315	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	235	1,252	5,978	7,230	606	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	29	1,039	4,230	5,269	364	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	189	827	3,965	4,792	316	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	51	2,713	11,064	13,777	784	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,723	773	4,893	5,666	250	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	32	1,195	4,909	6,104	334	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	193	1,103	4,743	5,846	327	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	34	1,061	4,461	5,522	318	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	25	388	1,665	2,053	123	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	14	1,720	7,000	8,720	472	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	434	1,566	4,779	6,345	312	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	642	1,365	6,211	7,576	397	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	586	2,051	6,439	8,490	381	2000	8/5/2004	5 to 40 years
East Falmouth	MA		1,479	5,978	86	1,479	6,064	7,543	286	1998	2/23/2005	5 to 40 years
Cicero	NY		527	2,121	278	527	2,399	2,926	107	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	26	1,131	4,635	5,766	223	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	17	612	2,518	3,130	117	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	44	1,612	6,629	8,241	306	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	$3,769	1,214	4,949	35	1,215	4,983	6,198	205	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	29	1,906	7,755	9,661	318	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	48	470	1,950	2,420	77	2002	6/23/2005	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
Austin-290E	TX		537	2,183	71	537	2,254	2,791	88	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	38	556	2,303	2,859	90	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	34	754	3,099	3,853	121	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	55	484	2,032	2,516	80	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	416	811	3,813	4,624	132	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	53	719	2,980	3,699	91	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	998	721	3,992	4,713	89	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	43	867	3,542	4,409	92	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	394	982	2,572	3,554	67	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	53	596	2,464	3,060	64	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	30	937	3,809	4,746	90	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	17	707	2,950	3,657	67	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	1,043	411	1,665	31	411	1,696	2,107	33	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,887	18	463	1,905	2,368	37	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,481	33	601	2,514	3,115	51	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,144	542	1,354	52	542	1,406	1,948	29	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,346	21	832	3,367	4,199	57	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,478	89	617	2,567	3,184	33	1989	6/29/2006	5 to 40 years
Largo 2	FL	2,436	1,270	5,094	45	1,270	5,139	6,409	65	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,750	28	929	3,778	4,707	48	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL	2,262	696	2,818	13	696	2,831	3,527	36	1999	6/22/2006	5 to 40 years
New Orleans	LA	4,126	1,220	4,956	41	1,220	4,997	6,217	65	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO	4,761	1,113	4,490	38	1,113	4,528	5,641	58	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,092	24	766	3,116	3,882	40	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO	2,393	828	3,348	20	828	3,368	4,196	43	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO	3,808	734	2,980	73	734	3,053	3,787	40	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,640	80	899	3,720	4,619	47	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,616	24	890	3,640	4,530	47	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO	3,596	697	2,817	38	697	2,855	3,552	37	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX	2,146	1,256	5,074	24	1,256	5,098	6,354	65	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,473	24	605	2,497	3,102	32	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,472	23	607	2,495	3,102	32	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,369	38	1,073	4,407	5,480	57	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX	1,925	549	2,227	34	549	2,261	2,810	29	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX	2,114	644	2,609	21	644	2,630	3,274	34	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,923	24	963	3,947	4,910	52	2004	6/22/2006	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on which
				Building,	Building,		Building,					depreciation
				Equipment	Equipment		Equipment					in latest
		Encum-		and	and		and		Accumulated	Date of	Date	income statement
Description	State	brance	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is computed
San Antonio-Broadway	TX		773	3,134	27	773	3,161	3,934	41	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX	2,395	1,175	4,723	24	1,175	4,747	5,922	60	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,512	18	619	2,530	3,149	27	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,847	24	699	2,871	3,570	31	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,691	33	1,158	4,724	5,882	30	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,401	6	590	2,407	2,997	15	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,806	6	694	2,812	3,506	17	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	3,015	42	736	3,057	3,793	19	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,941	22	975	3,963	4,938	24	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,751	29	0	3,780	3,780	24	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,785	4	439	1,789	2,228	11	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,264	10	820	3,267	4,087	13	2000	10/31/2006	5 to 40 years
Construction in progress			0	0	6,586	0	6,586	6,586	0	2006
Corporate Office	NY		0	68	10,399	1,608	8,859	10,467	4,411	2000	5/1/2000	5 to 40 years

			$198,211	$765,728	$179,965	$208,644	$935,260	$1,143,904	$155,843

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $44.6 million at December 31, 2006.

(2)	These properties are encumbered through one mortgage loan with an outstanding balance of $29.5 million at December 31, 2006.

	December 31, 2006		December 31, 2005		December 31, 2004
Cost:
Balance at beginning of period		$893,980		$811,516		$739,836
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	212,957		65,001		66,373
Improvements, etc.	37,066		18,236		18,075

		250,023		83,237		84,448

Deductions during period:
Cost of real estate sold	(99)	(99)	(773)	(773)	(12,768)	(12,768)

Balance at close of period		$1,143,904		$893,980		$811,516

Accumulated Depreciation:
Balance at beginning of period		$130,550		$109,750		$92,498
Additions during period:
Depreciation expense	$25,347		$21,222		$19,175

		25,347		21,222		19,175

Deductions during period:
Accumulated depreciation of real estate sold	(54)	(54)	(422)	(422)	(1,923)	(1,923)

Balance at close of period		$155,843		$130,550		$109,750