Form 10-Q
period 2007-06-30
SOVRAN SELF STORAGE INC
filed 2007-08-08
CIK 944314


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [ X ]

As of July 25, 2007, 21,578,796 shares of Common Stock, $.01 par value per share, were outstanding.

Part 1. Item 1.	Financial Information Financial Statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)	June 30, 2007 (unaudited)	December 31, 2006
Assets
Investment in storage facilities:
Land	$ 235,090	$ 208,644
Building, equipment, and construction in progress	1,055,199	935,260
	1,290,289	1,143,904
Less: accumulated depreciation	(170,233)	(155,843)
Investment in storage facilities, net	1,120,056	988,061
Cash and cash equivalents	6,767	47,730
Accounts receivable	2,491	2,166
Receivable from related parties	27	37
Prepaid expenses	5,791	5,336
Fair value of interest rate swap agreements	2,888	2,274
Other assets	7,234	7,606
Total Assets	$ 1,145,254	$ 1,053,210
Liabilities
Line of credit	$ 89,000	$ -
Term notes	350,000	350,000
Accounts payable and accrued liabilities	18,957	15,358
Deferred revenue	6,338	5,292
Accrued dividends	12,776	12,675
Mortgages payable	111,280	112,027
Total Liabilities	588,351	495,352
Minority interest - Operating Partnership	9,902	10,164
Minority interest - consolidated joint venture	16,783	16,783

Shareholders' Equity
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, 1,200,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, $30,000 liquidation value	26,613	26,613
Common stock $.01 par value, 100,000,000 shares authorized, 20,606,535 shares outstanding (20,443,529 at December 31, 2006)	219	216
Additional paid-in capital	620,588	612,738
Dividends in excess of net income	(92,778)	(83,609)
Accumulated other comprehensive income	2,751	2,128
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	530,218	530,911
Total Liabilities and Shareholders' Equity	$ 1,145,254 =========	$ 1,053,210 =========
See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	April 1, 2007 to June 30, 2007	April 1, 2006 to June 30, 2006
Revenues
Rental income	$ 46,526	$ 38,960
Other operating income	1,575	1,336
Total operating revenues	48,101	40,296

Expenses
Property operations and maintenance	12,908	10,104
Real estate taxes	4,631	3,759
General and administrative	3,698	3,662
Depreciation and amortization	10,131	6,058
Total operating expenses	31,368	23,583

Income from operations	16,733	16,713
Other income (expenses)
Interest expense	(8,217)	(6,871)
Interest income	149	205
Minority interest - Operating Partnership	(167)	(230)
Minority interest - consolidated joint ventures	(462)	(462)
Equity in income of joint ventures	28	31
Net Income	8,064	9,386
Preferred stock dividends	(628)	(628)
Net income available to common shareholders	$ 7,436 =======	$ 8,758 =======

Earnings per common share - basic	$ 0.36 =======	$ 0.50 =======
Earnings per common share - diluted	$ 0.36 =======	$ 0.50 =======
Common shares used in basic earnings per share calculation	20,479,201	17,614,604
Common shares used in diluted earnings per share calculation	20,532,878	17,674,126

Dividends declared per common share	$ 0.6200 =======	$ 0.6150 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share data)	January 1, 2007 to June 30, 2007	January 1, 2006 to June 30, 2006
Revenues
Rental income	$ 89,791	$ 74,443
Other operating income	2,910	2,510
Total operating revenues	92,701	76,953

Expenses
Property operations and maintenance	25,319	19,752
Real estate taxes	9,021	7,260
General and administrative	7,254	7,101
Depreciation and amortization	17,157	11,679
Total operating expenses	58,751	45,792

Income from operations	33,950	31,161
Other income (expenses)
Interest expense	(15,816)	(12,571)
Interest income	678	356
Minority interest - Operating Partnership	(367)	(465)
Minority interest - consolidated joint ventures	(924)	(606)
Equity in income of joint ventures	80	106
Net Income	17,601	17,981
Preferred stock dividends	(1,256)	(1,256)
Net income available to common shareholders	$ 16,345 =======	$ 16,725 =======

Earnings per common share - basic	$ 0.80 =======	$ 0.95 =======
Earnings per common share - diluted	$ 0.80 =======	$ 0.95 =======
Common shares used in basic earnings per share calculation	20,446,229	17,578,879
Common shares used in diluted earnings per share calculation	20,506,267	17,643,302

Dividends declared per common share	$ 1.2400 =======	$ 1.2300 =======

See notes to financial statements.


SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2007 to June 30, 2007	January 1, 2006 to June 30, 2006
Operating Activities
Net income	$ 17,601	$ 17,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,641	12,187
Equity in income of joint ventures	(80)	(106)
Minority interest	1,291	1,071
Non-vested stock earned	573	392
Stock option expense	102	88
Changes in assets and liabilities:
Accounts receivable	(288)	68
Prepaid expenses	(135)	(460)
Accounts payable and other liabilities	3,363	3,364
Deferred revenue	530	240
Net cash provided by operating activities	40,598	34,825

Investing Activities
Acquisition of storage facilities	(128,344)	(92,016)
Improvements, equipment additions, and construction in progress	(20,466)	(14,193)
Additional investment in consolidated joint ventures net of cash acquired	-	(7,529)
Receipts from joint ventures	-	17
Property deposits	(69)	91
Receipts from related parties	10	38
Net cash used in investing activities	(148,869)	(113,592)

Financing Activities
Net proceeds from sale of common stock	7,178	8,815
Proceeds from line of credit and term note	96,000	225,000
Pay down of line of credit	(7,000)	(125,000)
Financing costs	-	(554)
Dividends paid-common stock	(25,413)	(21,675)
Dividends paid-preferred stock	(1,256)	(1,256)
Distributions from unconsolidated joint venture	98	123
Minority interest distributions	(1,454)	(1,363)
Redemption of Operating Partnership Units	(98)	(2,680)
Mortgage principal payments	(747)	(597)
Net cash provided by financing activities	67,308	80,813
Net (decrease) increase in cash	(40,963)	2,046
Cash at beginning of period	47,730	4,911
Cash at end of period	$ 6,767 =======	$ 6,957 ======
Supplemental cash flow information Cash paid for interest	$ 14,936	$ 10,309
Fair value of liabilities assumed on the acquisition of storage facilities *	386	35,738
* See Note 4 for fair value of land, building, and equipment acquired during the period

Dividends declared but unpaid were $12,776 at June 30, 2007 and $10,946 at June 30, 2006.

See notes to financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2007, we owned and operated 354 self-storage properties in 22 states under the name Uncle Bob's Self Storage ®. Among our 354 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.0% ownership interest therein as of June 30, 2007. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of self-storage properties acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly-owned subsidiaries.  Partially-owned subsidiaries and joint ventures are consolidated when we control the entity.  We evaluate partially-owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of Statement of Positions (SOP) 78-9, "Accounting for Investments in Real Estate Ventures", and FASB Staff Position SOP 78-9-1, "Interaction of AICPA SOP 78-9 and EITF Issue 04-5", to determine whether the rights held by other investors constitute "kick-out rights" or "substantive participating rights" as defined therein.  For pre-existing joint venture agreements that have not been modified, effective January 1, 2006 we were required to adopt the provisions of the EITF's consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Under this consensus we presume that general partners in a limited partnership control that limited partnership (or similar entity like a limited liability company) regardless of the extent of the general partners' ownership interest in the limited partnership. We also consider whether the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited


partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of SFAS No. 94 "Consolidation of All Majority-Owned Subsidiaries" and Emerging Issues Task Force (EITF) 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and in particular, whether rights held by other investors would be viewed as "participation rights" as defined therein.  To the extent that any minority investor has important rights in a partnership or substantive participating rights in a corporation, including substantive veto rights, the related entity will generally not be consolidated.  We also consider the provisions of SFAS Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" in evaluating whether consolidation of entities which are considered to be variable interest entities is warranted and we are the primary beneficiary of the expected losses or residual gains of such entities.  Our consolidated financial statements include the accounts of the Company, the Operating Partnership, and our majority-owned joint ventures Locke Sovran I, LLC and Locke Sovran II, LLC.  All intercompany transactions and balances have been eliminated.  Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

In April 2006, the Company made additional investments of $8,475,000 in Locke Sovran I, LLC and Locke Sovran II, LLC that increased the Company's ownership from approximately 45% to over 70% in each of these joint ventures. As a result of this transaction, from the date that its controlling interest was acquired, the Company has consolidated the accounts of Locke Sovran I, LLC in its financial statements. The accounts of Locke Sovran II, LLC were already being included in the Company's consolidated financial statements as it has been a majority controlled joint venture since 2001.

3.	STOCK BASED COMPENSATION

The Company adopted FASB Statement No. 123(R), Share-Based Payment on January 1, 2006 and uses the modified-prospective method. Under the modified-prospective method, the Company recognizes compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date.

For the three and six months ended June 30, 2007, the Company recorded compensation expense (included in general and administrative expense) of $78,000 and $102,000, respectively, related to stock options under Statement 123(R) and $309,000 and $573,000, respectively, related to amortization of non-vested stock grants. For the three and six months ended June 30, 2006, the Company recorded compensation expense (included in general and administrative expense) of $66,000 and $88,000, respectively, related to stock options and $240,000 and $392,000, respectively, related to amortization of non-vested stock grants.


4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2007.

(dollars in thousands)
Cost:
Beginning balance	$ 1,143,904
Property acquisitions	124,701
Improvements and equipment additions	21,727
Dispositions	(43)
Ending balance	$1,290,289

Accumulated Depreciation:
Beginning balance	$ 155,843
Additions during the period	14,415
Dispositions	(25)
Ending balance	$ 170,233

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. The Company measures the value of in-place customer leases based on the Company's historical experience with customer turnover. The Company amortizes to expense the in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the six months ended June 30, 2007, the Company acquired 27 storage facilities for $129.1 million. Substantially all of the purchase price of these facilities was allocated to land ($25.5 million), building ($100.3 million), equipment ($1.4 million) and in-place customer leases ($1.9 million) and the operating results of the acquired facilities have been included in the Company's operations since the respective acquisition dates.

5.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the 27 storage facilities purchased during the six months ended June 30, 2007, (ii) the 42 storage facilities purchased during 2006, (iii) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC in April 2006, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2006. Such unaudited pro forma information is based upon the historical statements of operations of the Company. It should be read in conjunction with the financial statements of the Company. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.


(dollars in thousands, except share data)	April 1, 2007 to June 30, 2007	April 1, 2006 to June 30, 2006	Jan. 1, 2007 to June 30, 2007	Jan. 1, 2006 to June 30, 2006

Pro forma total operating revenues	$ 49,417	$ 47,293	$ 97,123	$ 93,023

Pro forma net income	$ 10,461	$ 8,922	$ 19,315	$ 16,200

Pro forma earnings per common share - diluted	$ 0.48	$ 0.41	$ 0.88	$ 0.73

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

The Company has a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate at June 30, 2007 on the Company's available line of credit was approximately 6.22% (6.20% at December 31, 2006). At June 30, 2007, there was $11 million available on the revolving line of credit.

7.	MORTGAGES PAYABLE

Mortgages payable at June 30, 2007 and December 31, 2006 consist of the following:

(dollars in thousands)	June 30, 2007	December 31, 2006
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly	$ 29,286	$ 29,486
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.3 million, principal and interest paid monthly	44,139	44,623
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,707	3,769
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	1,032	1,043
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	1,134	1,144


5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.4 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,609	25,496
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,373	6,466
Total mortgages payable	$ 111,280	$ 112,027

The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25%, 5.55%, and 7.5% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%. The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable. An immaterial discount exists at June 30, 2007, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company's debt obligations and interest rate derivatives at June 30, 2007. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 0.9%	-	$89,000	-	-	-	-	$ 89,000	$ 89,000

Notes Payable:
Term note - variable rate LIBOR+1.20%	-	-	$100,000	-	-	-	$100,000	$100,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 76,609
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$144,543

Mortgage note - fixed rate 7.80%	$ 202	$ 427	$ 467	$ 504	$27,686	-	$ 29,286	$ 30,284
Mortgage note - fixed rate 7.19%	$ 494	$ 1,042	$ 1,128	$ 1,211	$ 1,301	$ 38,963	$ 44,139	$ 44,896
Mortgage note - fixed rate 7.25%	$ 64	$ 33	$ 141	$ 149	$ 3,220	-	$ 3,707	$ 3,542
Mortgage note - fixed rate 6.76%	$ 10	$ 22	$ 23	$ 25	$ 27	$ 925	$ 1,032	$ 1,037
Mortgage note - fixed rate 6.35%	$ 12	$ 24	$ 26	$ 28	$ 30	$ 1,014	$ 1,134	$ 1,115
Mortgage notes - fixed rate 5.55%	-	-	$ 25,609	-	-	-	$ 25,609	$ 26,021
Mortgage notes - fixed rate 7.50%	$ 92	$ 194	$ 208	$ 222	$ 5,657	-	$ 6,373	$ 6,330

Interest rate derivatives - asset	-	-	-	-	-	-	-	$ 2,888


8.	INTEREST RATE SWAP AGREEMENTS

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps require the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI"). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial for the 2007 and 2006 periods to date.

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company. Based on current interest rates, the Company estimates that net receipts under the interest rate swaps will be approximately $1.0 million in 2007. Net receipts under the interest rate swap agreements are reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was an asset of $2.9 million at June 30, 2007.

9.	COMMITMENTS AND CONTINGENCIES

The Company's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

At June 30, 2007, the Company was in negotiations to acquire two self-storage facilities for approximately $8.2 million. The purchase of these facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.


10.	COMPREHENSIVE INCOME

Total comprehensive income consisting of net income and the change in the fair value of interest rate swap agreements was $18.2 million and $20.9 million for the six months ended June 30, 2007 and 2006, respectively.

11.	INVESTMENT IN JOINT VENTURES

At June 30, 2007, the Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants. The Company's investment includes a capital contribution of $49. The carrying value of the Company's investment is a liability of $0.5 million and $0.4 million at June 30, 2007 and December 31, 2006 respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Company does not guarantee the debt of Iskalo Office Holdings, LLC.

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

(in thousands except per share data)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Numerator:
Net income available to common shareholders	$ 7,436	$ 8,758	$ 16,345	$ 16,725

Denominator:
Denominator for basic earnings per share - weighted average shares	20,479	17,615	20,446	17,579
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	54	59	60	64
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	20,533	17,674	20,506	17,643

Basic earnings per common share	$ 0.36	$ 0.50	$ 0.80	$ 0.95
Diluted earnings per common share	$ 0.36	$ 0.50	$ 0.80	$ 0.95

Potential common shares from the possible conversion of the Series C Convertible Cumulative Preferred Stock were excluded from the 2007 and 2006 diluted earnings per share calculation because their inclusion would have had an antidilutive effect on earnings per share.


13.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company's financial position or results from operations.

The Company's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense. As of June 30, 2007, the Company had no amounts accrued related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14.	SUBSEQUENT EVENT

On July 7, 2007, we issued 920,244 shares of our common stock to the holder of our Series C Preferred Stock upon the holder's election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

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


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

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933 and in Section 21F of the Securities Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company's ability to evaluate, finance and integrate acquired businesses into the Company's existing business and operations; the Company's ability to effectively compete in the self-storage industry; the Company's existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company's outstanding floating rate debt; the Company's ability to successfully expand its truck move-in program for new customers and Dri-guard product roll-out; the Company's reliance on its call center; the Company's cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2007 THROUGH JUNE 30, 2007, COMPARED TO THE PERIOD APRIL 1, 2006 THROUGH JUNE 30, 2006

We recorded rental revenues of $46.5 million for the three months ended June 30, 2007, an increase of $7.5 million or 19.4% when compared to rental revenues of $39.0 million for the three months ended June 30, 2006. Of the increase in rental income, $1.6 million resulted from a 4.1% increase in rental revenues at the 291 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2006). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 4.4%, offset by a 1.8% decrease in occupancy, which we believe resulted from move outs from customers who no longer needed storage after the rebuilding of the damage caused by the 2005 hurricanes. The remaining $5.9 million increase in rental revenues resulted from the acquisition of 27 stores during the first six months of 2007 and from having the 2006 acquisitions included for a full quarter of operations. Other income increased $0.2 million due to increased merchandise sales and insurance commission revenue.


Property operating and real estate tax expense increased $3.7 million, or 26.5%, in the second quarter of 2007 compared to the same period in 2006. Of this increase, $2.6 million were expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full quarter of operations. $1.1 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 291 core properties considered same stores. We do not expect operating costs to increase significantly for the remainder of 2007 as we have negotiated lower property insurance rates that should offset any rising utility and other operating expenses.

General and administrative expenses increased less than $0.1 million or 1.0% from the second quarter of 2006 to the second quarter of 2007. The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006, which were partially offset by lower bonuses.

Depreciation and amortization expense increased to $10.1 million in second quarter of 2007 from $6.1 million in the same period in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007 and a full quarter of depreciation on 2006 acquisitions. Also included in 2007 depreciation and amortization is the amortization of in-place customer leases. The in-place customer lease asset being amortized relates to certain 2007 and 2006 acquisitions for which the purchase price allocation was finalized in 2007. We amortize this expense over a 12 month period.

Income from operations was the same in both quarters at $16.7 million as a result of the net effect of the items disclosed above.

Interest expense increased from $6.9 million in the second quarter of 2006 to $8.2 million in same period in 2007 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase stores.

FOR THE PERIOD JANUARY 1, 2007 THROUGH JUNE 30, 2007, COMPARED TO THE PERIOD JANUARY 1, 2006 THROUGH JUNE 30, 2006

We recorded rental revenues of $89.8 million for the six months ended June 30, 2007, an increase of $15.3 million or 20.6% when compared to rental revenues of $74.4 million during the first six months of 2006. Of the increase in rental income, $2.7 million resulted from a 3.6% increase in rental revenues at the 285 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2006). The increase in same store rental revenues was achieved primarily through rate increases on select units, offset by a decrease in occupancy which we believe resulted from move outs from customers who no longer needed storage after the rebuilding of the damage caused by the 2005 hurricanes. $11.0 million of the increase in rental revenues resulted from the acquisition of 27 stores during 2007 and from having the 2006 acquisitions included for a full six months of operations. As of April 1, 2006, the consolidated statement of operations includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was not included in our consolidated results for the six months ended June 30, 2006, was $1.6 million. Other income increased $0.4 million due to increased merchandise sales and insurance commission revenue.


Property operating and real estate tax expense increased $7.3 million, or 27.1%, in the first half of 2007 compared to the same period in 2006. Of this increase, $4.7 million were expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full year of operations. $2.1 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 285 core properties considered same stores. The consolidation of Locke Sovran I, LLC as of April 1, 2006 resulted in a $0.5 million increase in property operating and real estate tax expense in the first half of 2007. We do not expect operating costs to increase significantly for the remainder of 2007 as we have negotiated lower property insurance rates that should offset any rising utility and other operating expenses.

General and administrative expenses increased $0.2 million or 2.2% from the first half of 2006 to the first half of 2007. The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006, which were partially offset by lower bonuses.

Depreciation and amortization expense increased to $17.2 million in first six months of 2007 from $11.7 million in the same period in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007, a full half year of depreciation on 2006 acquisitions, the consolidation of Locke Sovran I, LLC, and the amortization of in-place customer leases. The in-place customer lease asset being amortized relates to certain 2007 and 2006 acquisitions for which the purchase price allocation was finalized in 2007. We amortize this expense over a 12 month period.

Income from operations increased from $31.2 million in the first half of 2006 to $34.0 million in the same period in 2007 as a result of the net effect of the items disclosed above.

Interest expense increased from $12.6 million in the first half of 2006 to $15.8 million in same period in 2007 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase stores, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.

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

Reconciliation of Net Income to Funds From Operations
	Six months ended
(in thousands)	June 30,2007	June 30, 2006
Net income	$ 17,601	$ 17,981
Minority interest in income	1,291	1,071
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	17,157	11,679
Depreciation and amortization from unconsolidated joint ventures	28	134
Preferred stock dividends	(1,256)	(1,256)
Funds from operations allocable to minority interest in Operating Partnership	(691)	(726)
Funds from operations allocable to minority interest in consolidated joint venture	(924)	(861)
FFO available to common shareholders	$ 33,206 =======	$ 28,022 ======

LIQUIDITY AND CAPITAL RESOURCES

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2008, at which time our revolving line of credit matures.

Cash flows from operating activities were $40.6 million and $34.8 million for the six months ended June 30, 2007, and 2006, respectively. The increase is primarily attributable to increased earnings before depreciation and amortization.

Cash used in investing activities was $148.9 million and $113.6 million for the six months ended June 30, 2007, and 2006, respectively. The increase in cash used from 2006 to 2007 was attributable to increased acquisition activity in the first six months of 2007 as compared to the same period in 2006.


Cash provided by financing activities was $67.3 million in 2007 compared to $80.8 million in 2006. We used proceeds from our Common Stock offering completed in December 2006 and borrowings on our line of credit to fund the 2007 acquisitions as compared to borrowing on our line of credit in 2006 to fund the 2006 acquisitions.

We have a $100 million unsecured line of credit that we elected to extend for an additional year and now matures in September 2008 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. At June 30, 2007, there was $11 million available on the revolving line of credit.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-) and Fitch (BBB-).

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2007, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $111.3 million of mortgages payable as detailed below:

*

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly. The outstanding balance at June 30, 2007 on this mortgage was $29.3 million.

*

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $78.3 million, principal and interest paid monthly. The outstanding balance at June 30, 2007 on this mortgage was $44.1 million.

*

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $6.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at June 30, 2007 on this mortgage was $3.7 million.

*

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly. The outstanding balance at June 30, 2007 on this mortgage was $1.0 million.

*

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at June 30, 2007 on this mortgage was $1.1 million.

*

5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.4 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%. The outstanding balance at June 30, 2007 on this mortgage was $25.6 million.

*

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at June 30, 2007 on this mortgage was $6.4 million.


The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.5% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2004 and 2005, we issued 1,226,992 shares of our common stock in connection with the conversion of 1,600,000 shares of Series C Preferred Stock into common stock. The converted shares of Series C Preferred Stock were retired leaving 1,200,000 shares outstanding at June 30, 2007. On July 7, 2007, we issued 920,244 shares of our common stock in connection with the conversion of the remaining 1,200,000 shares of Series C Preferred Stock into common stock.

During 2007 and 2006, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2007, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During the first six months of 2007, we issued 134,017 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We received $7.1 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions and share repurchases are expected to be funded with draws on the revolving line of credit, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During 2007, we have used operating cash flow, proceeds from our Common Stock offering completed December 2006, borrowings pursuant to our revolving line of credit, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 27 properties in Alabama (9), Florida (2), Mississippi (4), New York (9), and Texas (3) comprising 2.1 million square feet from unaffiliated storage operators for approximately $129 million.


FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.

At June 30, 2007, the Company was in negotiations to acquire two self-storage facilities for approximately $8.2 million. The purchase of these facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.

In addition, as announced in 2004, we have begun to implement a program that will add 450,000 to 600,000 square feet of rentable space at existing stores and convert up to an additional 250,000 to 300,000 square feet to premium (climate and humidity controlled) space. The projected cost of these revenue enhancing improvements is estimated at between $32 and $40 million. During the first six months of 2007 we completed approximately $7.5 million of revenue enhancing improvements. Funding of these improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. For the first six months of 2007 we spent approximately $8.1 million on such improvements and we expect to spend approximately $18 million during 2007.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income and meet other qualifications. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. As a REIT, we must also derive at least 95% of our total gross income from income related to real property, interest and dividends.

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners. By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability. As of June 30, 2007, 427,335 Units are outstanding that were issued in exchange for property at the request of the sellers.


INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At June 30, 2007, we have three outstanding interest rate swap agreements as summarized below:

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

Through September 2009, $350 million of our $439 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $439 million at June 30, 2007, a 1% increase in interest rates would increase our interest expense by $0.9 million annually.

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

See note 15 to the financial statements.


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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2007. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2007.

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

None

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None


Item 4.	Submission of Matters to a Vote of Security Holders
a.)	The Annual Meeting of Shareholders was held on Monday, May 21, 2007.

b.)	Directors	Votes For	Votes Withheld

	Robert J. Attea	18,634,222	928,661
	Kenneth F. Myszka	19,353,371	209,512
	John E. Burns	19,442,263	120,620
	Michael A. Elia	19,437,629	125,254
	Anthony P. Gammie	18,619,827	943,056
	Charles E. Lannon	19,276,741	286,142

c.)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.

	Votes For	19,457,757
	Votes Against	78,983
	Abstentions	26,141
	Broker Nonvotes	0

Item 5.	Other Information

None

Item 6.	Exhibits

10.6	Standard form of Employment Agreement to which Andrew J. Gregoire, Edward F. Killeen, and Paul T. Powell, employees, are parties.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Chief Financial Officer
August 8, 2007 Date