Form 10-K
period 2007-12-31
SOVRAN SELF STORAGE INC
filed 2008-02-28
CIK 944314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of June 30, 2007, 20,606,535 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $960,236,763 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2007).
     As of February 15, 2008, 21,765,626 shares of Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on May 21, 2008 (Part III).

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
Item 1. Business
     Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and the consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or ”Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties owned and managed by us as “Properties.” We began operations on June 26, 1995. At February 15, 2008, we owned and managed 360 Properties consisting of approximately 22.9 million net rentable square feet, situated in 22 states. Among our 360 self-storage facilities are 38 properties that we manage for two joint ventures of which we are a majority owner. We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
     We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. We own an indirect interest in each of the Properties through a limited partnership (the “Partnership”). In total, we own a 98.1% economic interest in the Partnership and unaffiliated third parties own collectively a 1.9% limited partnership interest at December 31, 2007. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.
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
     According to the Self-Storage Almanac, of the approximately 45,000 facilities in the United States, less than 12% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of equity capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.
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
Marketing and Sales:
     Responding to the increased customer demand for services, we have implemented several programs expected to increase occupancy and profitability. These programs include:
-	A Customer Care Center (call center) that services new and existing customers’ inquiries and facilitates the capture of sales leads that were previously lost;

-	Internet marketing, which provides customers information about all of our stores via numerous portals and e-mail;

-	A rate management system, that matches product availability with market demand for each type of storage unit at each store, and determines appropriate pricing. The Company credits this program in achieving higher yields and controlling discounting;

-	Dri-guard, that provides humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture; and

-	Uncle Bob’s trucks, that provide customers with convenient, affordable access to vehicles to help move-in their goods, and which also serve as moving billboards to help advertise our storage facilities.
Ancillary Income:
     Our stores are essentially retail operations and we have in excess of 150,000 customers. As a convenience to those customers, we sell items such as locks, boxes, tarps, etc. to make their storage experience easier. We also make available renters insurance through a third party carrier, on which we earn a commission. Income from incidental truck rentals, billboards and cell towers is also earned by our Company.
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
Environmental and Other Regulations
     We are subject to federal, state, and local environmental regulations that apply generally to the ownership of real property. We have not received notice from any governmental authority or private party of any material environmental noncompliance, claim, or liability in connection with any of the Properties, and are not aware of any environmental condition with respect to any of the Properties that could have a material adverse effect on our financial condition or results of operations.
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
Disposition Policy
     We periodically review our Properties. Any disposition decision will be based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of our portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT.
     No storage facilities were sold in 2007, 2006, or 2005.
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
     The Company has a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. In April 2006, the Company entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. In September 2007, the Company entered into a $25 million term note arrangement with a bank maturing March 2008 bearing interest at LIBOR plus 1.20%. At December 31, 2007, there was no amount available on the revolving line of credit, and $19 million available under the bank term note.
     In January 2008, we increased the availability under the bank term note from $25 million to $40 million and extended the maturity date from March 31, 2008 to April 30, 2008.
     We will be refinancing our unsecured line of credit and short-term bank note in 2008. We expect these refinancings will be done through a new unsecured line of credit and the issuance of 10 year notes. Although we believe we can refinance at acceptable rates of interest, the recent turmoil in the credit markets may impact our overall financing costs.

     To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the bank term note, an expanded line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to the Consolidated Financial Statements filed herewith.
Employees
     We currently employ a total of 1,057 employees, including 360 property managers, 21 area managers, and 548 assistant managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 125 people engaged in various support activities, including accounting, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.
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
     Rising Interest Rates. Indebtedness that we incur under the unsecured credit facility and bank term note bears interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense, which would reduce our cash available for distribution and our ability to pay expected distributions to our shareholders. We manage our exposure to rising interest rates using interest rate swaps and other available mechanisms. If the amount of our indebtedness bearing interest at a variable rate increases, our unsecured credit facility may require us to use those arrangements.
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
     Recent turmoil in the credit markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us. The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on available debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. A prolonged downturn in the credit markets could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. Continued uncertainty in the credit markets may negatively impact our ability to make acquisitions.
Our Debt Levels May Increase
     Our Board of Directors currently has a policy of limiting the amount of our debt at the time of incurrence to less than 50% of the sum of the market value of our issued and outstanding common stock and preferred stock plus the amount of our debt at the time that debt is incurred. However, our organizational documents do not contain any limitation on the amount of indebtedness we might incur. Accordingly, our Board of Directors could alter or eliminate the current policy limitation on borrowing without a vote of our shareholders. We could become highly leveraged if this policy were changed. However, our ability to incur debt is limited by covenants in our bank credit arrangements.

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
     Our Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize our status as a REIT under the Code or in the event it determines that it is no longer in our best interests to be a REIT. Waivers have been granted to the former holders of our Series C preferred stock, FMR Corporation and Cohen & Steers, Inc. A transfer of our common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.
     Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our outstanding common stock might receive a premium for their shares of our common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires that specified procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. Waivers and exemptions have been granted to the initial purchasers of our former Series C preferred stock in connection with these provisions of the MGCL. In addition, under the Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.
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
Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida.
     As of December 31, 2007, 135 of our 358 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2007, these facilities accounted for approximately 41.7% of our total revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     At December 31, 2007, we owned and managed a total of 358 Properties situated in twenty-two states. We manage 38 of the Properties for two joint ventures of which we are a majority owner.
     Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 22,000 to 186,000 net rentable square feet, with an average of approximately 63,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.
     All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage®.
     The following table provides certain information regarding the Properties owned and managed as of December 31, 2007:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2007	Feet	Spaces	Revenue
Alabama	22	1,602,057	12,019	4.4%
Arizona	9	510,720	4,519	2.5%
Connecticut	5	303,537	2,864	2.3%
Florida	54	3,398,478	30,780	17.7%
Georgia	26	1,575,198	12,773	6.6%
Louisiana	14	795,426	7,142	3.7%
Maine	2	115,345	1,010	0.6%
Maryland	4	172,901	2,035	1.1%
Massachusetts	14	755,389	6,834	4.0%
Michigan	7	482,597	4,579	1.6%
Mississippi	10	739,220	5,732	2.1%
Missouri	7	435,990	3,804	2.1%
New Hampshire	4	231,123	2,089	1.1%
New York	28	1,608,916	14,565	8.1%
North Carolina	15	797,087	6,957	3.4%
Ohio	16	1,072,722	8,732	4.2%
Pennsylvania	6	367,985	2,965	1.5%
Rhode Island	4	167,886	1,566	1.0%
South Carolina	8	445,968	3,773	1.9%
Tennessee	4	280,299	2,354	1.1%
Texas	81	5,778,898	46,747	24.0%
Virginia	18	1,067,443	9,910	5.0%

Total	358	22,705,185	193,749	100.0%

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

Quarter 2006	High	Low
1st	$55.71	$46.39
2nd	55.20	45.71
3rd	56.35	49.00
4th	60.00	54.63

Quarter 2007	High	Low
1st	$63.93	$54.98
2nd	56.56	47.18
3rd	50.25	40.40
4th	50.43	39.75
     As of February 15, 2008, there were approximately 1,350 holders of record of our Common Stock.
     We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.
     For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2007 represent 84% ordinary income and 16% return of capital.
History of Dividends Declared on Common Stock

1st Quarter, 2006	$0.615 per share
2nd Quarter, 2006	$0.615 per share
3rd Quarter, 2006	$0.620 per share
4th Quarter, 2006	$0.620 per share

1st Quarter, 2007	$0.620 per share
2nd Quarter, 2007	$0.620 per share
3rd Quarter, 2007	$0.630 per share
4th Quarter, 2007	$0.630 per share

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth certain information as of December 31, 2007, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

	Number of
	securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining available
	options, warrants	options, warrants	for future issuance
Plan Category	and rights (#)	and rights ($)	(#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	87,000	$50.96	1,327,520
1995 Award and Option Plan	53,125	$26.80	0
1995 Outside Directors’ Stock Option Plan	28,000	$46.25	9,160
Deferred Compensation Plan for Directors (1)	34,959	N/A	10,041
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH
     The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2002 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.
CUMULATIVE TOTAL SHAREHOLDER RETURN
SOVRAN SELF STORAGE, INC.
DECEMBER 31, 2002 — DECEMBER 31, 2007

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006	2007
S&P	100.00	128.70	142.69	149.69	173.34	182.86
NAREIT	100.00	137.13	180.43	202.38	273.34	230.45
SSS	100.00	139.50	167.30	197.23	252.25	185.23
The foregoing item assumes $100.00 invested on December 31, 2002, with dividends reinvested.

Item 6. Selected Financial Data
     The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

(dollars in thousands, except per	At or For Year Ended December 31,
share data)	2007	2006	2005	2004	2003
Operating Data
Operating revenues	$193,769	$166,295	$138,305	$123,286	$111,414
Income from continuing operations	39,214	36,610	34,790	30,698	27,586
Income from discontinued operations (1)	—	—	—	1,306	837
Net income	39,214	36,610	34,790	32,004	28,423
Income from continuing operations per common share – diluted	1.81	1.89	1.84	1.44	1.40
Net income per common share – basic	1.81	1.90	1.86	1.54	1.47
Net income per common share – diluted	1.81	1.89	1.84	1.53	1.46
Dividends declared per common share	2.50	2.47	2.44	2.42	2.41

Balance Sheet Data
Investment in storage facilities at cost	$1,330,639	$1,143,904	$893,980	$811,516	$727,289
Total assets	1,164,636	1,053,210	784,376	719,573	683,336
Total debt	566,517	462,027	339,144	289,075	255,819
Total liabilities	610,805	495,352	365,037	315,108	285,755
Series B preferred stock	—	—	—	—	28,585
Series C preferred stock	—	26,613	26,613	53,227	67,129

Other Data
Net cash provided by operating activities	$85,077	$64,533	$60,234	$53,914	$51,003
Net cash provided by operating activities – discontinued operations	—	—	—	287	1,124
Net cash used in investing activities	(190,267)	(176,567)	(79,156)	(71,034)	(31,284)
Net cash used in investing activities – discontinued operations	—	—	—	—	(41)
Net cash provided by (used in) financing activities	61,470	154,853	20,728	(163)	(2,764)

(1)	In 2004 we sold five stores whose operations and gain are classified as discontinued operations for all previous years presented.

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
Operating Strategy:
Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
-	Operating performance continues to improve as a result of revenue drivers implemented by us over the past five years, including:
-	The formation of our Customer Care Center, which answers sales inquiries and makes reservations for all of our properties on a centralized basis,

-	The rollout of the Uncle Bob’s truck move-in program, under which, at present, 262 of our stores offer a free Uncle Bob’s truck to assist our customers in moving into their spaces, and

-	An increase in internet marketing and sales.
-	In addition to increasing revenue, we have worked to improve services and amenities at our stores. While this has caused operating expenses to increase over the past five years, it has resulted in a superior storage experience for our customers. Our managers are better qualified and receive a significantly higher level of training than they did five years ago, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality have been improved.

-	Our customized property management systems enable us to improve our ability to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.

     B. Acquiring additional stores:
-	In markets where we already operate facilities, we seek to acquire new stores one or two at a time from independent operators. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.

-	We will seek to enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems would enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.
     C. Expanding and enhancing our existing stores:
-	We intend to continue to install climate controlled and Dri-guard space at select stores, providing our customers with better storage solutions and improving yields on our portfolio.

-	We intend to add buildings to a number of our stores, providing additional rental units of a size and type to meet existing demand.

-	We will seek to acquire parcels of land contiguous to some of our stores and add to the available rental space at those stores.

-	We intend to modify existing buildings to better match size and type of rental units to existing demand. At some stores, this may be as simple as reconfiguring walls and doors; at others, it may entail rebuilding in a configuration more in tune with market conditions.

-	Over the past three years, we have undertaken an announced program of expanding and enhancing our properties. Primarily, we have worked to add premium storage (i.e., air-conditioned and/or humidity controlled) space to our portfolio. In 2006, we expended approximately $12.6 million to add some 290,000 square feet of such space to our properties; in 2007, we spent approximately $25 million to add 444,000 square feet. The program entails construction of new buildings, acquisition of parcels of land contiguous to stores deemed suitable for expansion, and demolition of certain structures to make room for more optimally configured spaces. In 2008, we expect to continue this program, spending as much as $50 million to add up to 700,000 square feet of additional space to our existing stores.
Supply and Demand
     We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. However, the historically low interest rates available to developers over the past four years have resulted in increased supply on a national basis. We have experienced some of this excess supply in certain markets in Texas and Florida, but because of the demand model, we have not seen a widespread effect on our stores. We have also observed an increase in the sales price of existing facilities as a result of the low interest rates, such that the capitalization rates on acquisitions (expected annual return on investment) have decreased from approximately 10% seven years ago to 7.25% today. With the decrease of debt and equity capital brought about by market conditions in the past year, we have seen capitalization rates level off at approximately 7.25%.
Operating Trends
     In 2007, our industry experienced some softness in demand. This was due in part to regional issues, such as the reduction of hurricane driven demand in Florida and the Gulf Coast states, and to an overall slowdown in the housing sector. We believe this housing slowdown has impacted our industry in two ways: 1.) a reduction in lease-up activity resulting from fewer residential real estate transactions (both buyers and sellers of residences use our product in times of transition) and 2.) a contraction of housing construction activity which has reduced the number of people working in the construction trades (trades people are a measurable part of our usual tenant base.)

     While we enjoyed same store revenue growth of approximately 5% in each of the prior four years, we were only able to achieve 3% top line growth in 2007, primarily because of the aforementioned issues. We expect conditions in most of our markets to remain relatively stable at current levels and are forecasting 3% revenue growth on a same store basis in 2008.
     Expenses related to operating a self-storage facility have increased substantially over the last five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob’s trucks). While we do not foresee further expansion of our cost base, we do expect the trend of increasing expenses to continue at a pace commensurate with CPI growth. Because almost all of our costs are fixed, should revenue growth moderate significantly or stall, operating margins will be affected.
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
     Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow or significant declining revenue per storage facility. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. At December 31, 2007 and 2006, no assets had been determined to be impaired under this policy.
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
YEAR ENDED DECEMBER 31, 2007 COMPARED TO
YEAR ENDED DECEMBER 31, 2006
     We recorded rental revenues of $187.5 million for the year ended December 31, 2007, an increase of $26.6 million or 16.5% when compared to 2006 rental revenues of $160.9 million. Of the increase in rental revenue, $4.8 million resulted from a 3.2% increase in rental revenues at the 285 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2006). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 4.4%, offset by a decrease in occupancy of 175 basis points, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the hurricanes. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was included in our results for the year ended December 31, 2007 was $1.7 million higher than that included in 2006 as a result of the consolidation in April 2006. The remaining $20.1 million increase in rental revenues resulted from the acquisition of 31 stores during 2007 and from having the 42 stores acquired in 2006 included for a full year of operations. Other income increased $0.9 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.
     Property operating and real estate tax expense increased $10.7 million, or 18.0%, in 2007 compared to 2006. Of this increase, $8.2 million were expenses incurred by the facilities acquired in 2007 and from having expenses from the 2006 acquisitions included for a full year of operations. $1.9 million of the increase was due to increased property insurance, utilities, maintenance expenses, and increased property taxes at the 285 core properties considered same stores. The property operating and real estate tax expense related to Locke Sovran I that was included in our results for the year ended December 31, 2007, was $0.6 million higher than that included in 2006 as a result of the consolidation in April 2006. We expect same-store operating costs to increase only moderately in 2008 with increases primarily attributable to utilities and property taxes.
     General and administrative expenses increased $1.1 million or 8.1% from 2006 to 2007. The increase primarily resulted from the costs associated with operating the properties acquired in 2007 and 2006.
     Depreciation and amortization expense increased to $34.0 million in 2007 from $25.3 million in 2006, primarily as a result of additional depreciation taken on real estate assets acquired in 2007, a full year of depreciation on 2006 acquisitions, and the amortization of in-place customers leases relating to these acquisitions.
     Income from operations increased from $67.6 million in 2006 to $74.5 million in 2007 as a result of the net effect of the aforementioned items.
     Interest expense increased from $29.5 million in 2006 to $33.9 million in 2007 as a result of higher interest rates, additional borrowings under our line of credit and term notes to purchase 31 stores in 2007, and the consolidation of Locke Sovran I, LLC as of April 1, 2006.
     The casualty gain recorded in 2007 relates to insurance proceeds received in excess of the carrying value of a building damaged by a fire at one of our facilities.
     The decrease in preferred stock dividends from 2006 to 2007 was a result of the conversion of all remaining 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common stock in July 2007.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO
YEAR ENDED DECEMBER 31, 2005
     We recorded rental revenues of $160.9 million for the year ended December 31, 2006, an increase of $27.1 million or 20.2% when compared to 2005 rental revenues of $133.9 million. As of April 1, 2006, the consolidated income statement includes the results of a previously unconsolidated joint venture (Locke Sovran I, LLC) that has been consolidated as a result of an additional investment in that entity by us. The rental income related to Locke Sovran I that was included in our consolidated results for the year ended December 31, 2006, was $5.1 million. Of the remaining $22.0 million increase in rental income, $6.6 million resulted from a 5.2% increase in rental revenues at the 255 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2005 that were at a stable occupancy). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 3.8%, and a slight occupancy increase, which we believe resulted from improved responsiveness to customer demand created by our centralized call center and the increased demand in areas damaged by the 2005 hurricanes. The remaining $15.4 million increase in rental revenues resulted from the acquisition of 42 stores during 2006 and from having the 14 stores acquired in 2005 included for a full year of operations. Other income increased $0.9 million due to increased merchandise and insurance sales and the additional incidental revenue generated by truck rentals.
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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Net income	$39,214	$36,610	$34,790	$32,004	$28,423
Minority interest in income	2,631	2,434	1,529	1,542	1,790
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	34,036	25,305	21,222	19,175	17,856
Depreciation of real estate included in discontinued operations	—	—	—	90	293
Depreciation and amortization from unconsolidated joint ventures	59	168	484	473	460
Casualty gain	(114)	—	—	—	—
Gain on sale of real estate	—	—	—	(1,137)	—
Preferred stock dividends	(1,256)	(2,512)	(4,123)	(7,168)	(8,818)
Redemption amount in excess of carrying value of Series B Preferred Stock	—	—	—	(1,415)	—
Funds from operations allocable to minority interest in Operating Partnership	(1,425)	(1,450)	(1,519)	(1,333)	(1,563)
Funds from operations allocable to minority interest in Locke Sovran I and Locke Sovran II	(1,848)	(1,785)	(1,499)	(1,475)	(1,539)

Funds from operations available to common shareholders	$71,297	$58,770	$50,884	$40,756	$36,902
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
     We will be refinancing our $100 million unsecured line of credit and $40 million short-term bank note in 2008. We expect these refinancings will be done through a new unsecured line of credit and the issuance of 10 year notes. Although we believe we can refinance at acceptable rates of interest, the recent turmoil in the credit markets may impact our overall financing costs. See Risk Factors – “We May Incur Problems with Our Real Estate Financing.”
     Cash flows from operating activities were $85.1 million, $64.5 million and $60.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase for each year is primarily attributable to increased net income, increased non-cash charges for depreciation and amortization, an increase in accounts payable related to property taxes, and a decrease in prepaid insurance.
     Cash used in investing activities was $190.3 million, $176.6 million, and $79.2 million for the years ended December 31, 2007, 2006, and 2005 respectively. The increase in cash used from 2005 to 2006 was attributable to increased acquisition activity in 2006. The increase from 2006 to 2007 was due to increased acquisition activity, an increase in improvements to existing facilities, and additional investment in our consolidated joint ventures.
     Cash provided by financing activities was $61.5 million in 2007 compared to $154.9 million in 2006 and $20.7 million in 2005, respectively. In April 2006, the Company entered into a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The proceeds from this term note were used to pay down the outstanding balance on the Company’s line of credit, to repay a $25 million term note entered in January 2006 and a $15 million term note entered in April 2006, and to make an additional investment into Locke Sovran I, LLC and Locke Sovran II, LLC (consolidated joint ventures). In December 2006, we issued 2.3 million shares of our common stock and realized net proceeds of $122.4 million. A portion of the proceeds were used to repay the entire outstanding balance on our line of credit that had been drawn on to finance acquisitions subsequent to April 2006. The remaining proceeds from the 2006 common stock offering were used along with 2007 borrowings under our line of credit to fund 2007 acquisitions.
     We have a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26% and a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%. In September 2007, the Company entered into a $25 million term note arrangement with a bank maturing March 2008 bearing at LIBOR plus 1.20%. At December 31, 2007, there was no amount available on the revolving line of credit, and $19 million available under the bank term note.
     In January 2008, we increased the availability under the bank term note from $25 million to $40 million and extended the maturity date from March 31, 2008 to April 30, 2008.
     The line of credit facility and term notes currently have investment grade ratings from Standard and Poor’s (BBB-) and Fitch (BBB-).
     Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of December 31, 2007, we were in compliance with all covenants.
     In addition to the unsecured financing mentioned above, our consolidated financial statements also include $110.5 million of mortgages payable as detailed below:
*	7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly. The outstanding balance at December 31, 2007 on this mortgage was $29.1 million.

*	7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.2 million, principal and interest paid monthly. The outstanding balance at December 31, 2007 on this mortgage was $43.6 million.

*	7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at December 31, 2007 on this mortgage was $3.7 million.

*	6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly. The outstanding balance at December 31, 2007 on this mortgage was $1.0 million.

*	6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at December 31, 2007 on this mortgage was $1.1 million.

*	5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.3 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%. The outstanding balance at December 31, 2007 on this mortgage was $25.7 million.

*	7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at December 31, 2007 on this mortgage was $6.3 million.
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
     On July 3, 2002, we entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock and warrants to purchase 379,166 shares of common stock at $32.60 per share in a privately negotiated transaction. The offering price was $25.00 per share and the net proceeds of $67.9 million were used to reduce indebtedness that was incurred in the June 2002 acquisition of seven self-storage properties and to repay a portion of our borrowings under the line of credit. During 2005, we issued 920,244 shares of our common stock in connection with a written notice from one of the holders of our Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, we issued 306,748 shares of our common stock in connection with the conversion of 400,000 shares of Series C Preferred Stock into common stock. On July 7, 2007, we issued 920,244 shares of our common stock to the holder of our Series C Preferred Stock upon the holder’s election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock. As a result of the conversion, $26.6 million recorded in shareholders’ equity as 8.375% Series C Convertible Cumulative Preferred Stock was reclassified to additional paid-in capital.
     During 2007 and 2006, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2007, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
     During 2007, we issued 265,916 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We realized $13.2 million from the sale of such shares. We expect to issue shares when our share price and capital needs warrant such issuance.
     Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with draws on the bank term note, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.
CONTRACTUAL OBLIGATIONS
     The following table summarizes our future contractual obligations:

Contractual	Payments due by period
obligations	Total		2008		2009-2010		2011-2012		2013 and thereafter
Line of credit	$100.0	million	$100.0	million	—		—		—
Term notes	$356.0	million	$6.0	million	$100.0	million	—		$$250.0	million
Mortgages payable	$110.5	million	$1.8	million	$29.9	million	$76.9	million	$1.9	million
Interest payments	$157.7	million	$34.3	million	$49.6	million	$38.3	million	$35.5	million
Land lease	$1.2	million	$0.1	million	$0.1	million	$0.1	million	$0.9	million
Building leases	$4.5	million	$0.6	million	$0.8	million	$0.1	million	$3.0	million

Total	$729.9	million	$142.8	million	$180.4	million	$115.4	million	$291.3	million
ACQUISITION OF PROPERTIES
     During 2007, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the bank term note, proceeds from our Dividend Reinvestment and Stock Purchase Plan, and proceeds from the December 2006 common stock offering to acquire 31 Properties in Alabama, Florida, Mississippi, New York, and

Texas comprising 2.3 million square feet from unaffiliated storage operators. During 2006, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the $150 million 10 year term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 42 Properties in Alabama, Georgia, Florida, Louisiana, Missouri, New Hampshire, New York, Tennessee, and Texas comprising 2.6 million square feet from unaffiliated storage operators. During 2005, we used operating cash flow, borrowings pursuant to the line of credit, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire 14 Properties in Alabama, Connecticut, Georgia, Louisiana, Massachusetts, New York, and Texas comprising one million square feet from unaffiliated storage operators. At December 31, 2007, we owned and operated 358 self-storage facilities in 22 states. Of these facilities, 38 are managed by us for two consolidated joint ventures of which we are a majority owner.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
     Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets.
     At December 31, 2007, we were in negotiations to acquire ten stores for approximately $52 million. Two of these stores were purchased in January of 2008 for $14.3 million. There can be no assurance that the remaining potential acquisitions will be completed.
     In addition, we are continuing with our program of expanding and enhancing our existing properties. In 2008, we expect to add as much as 700,000 square feet of climate and/or humidity controlled space, and acquire several parcels of land contiguous to our existing stores. The projected cost of these revenue enhancing improvements is estimated at approximately $50 million. During 2007 we spent approximately $25 million on such revenue enhancing improvements. Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.
     We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our Properties. This includes repainting, paving, and remodeling of the office buildings at these facilities. For 2007 we spent approximately $21 million on such improvements and we expect to spend approximately $20 million in 2008.
DISPOSITION OF PROPERTIES
     During 2004, as part of an asset management program, we sold five non-strategic storage facilities located in Pennsylvania, Tennessee, Ohio, and South Carolina to unaffiliated parties for $11.7 million resulting in a net gain of $1.1 million. No sales took place in 2005 through 2007.
     We may seek to sell additional Properties to joint venture programs or third parties in 2008.
OFF-BALANCE SHEET ARRANGEMENTS
     Our off-balance sheet arrangement includes an ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses our headquarters and other tenants.
     The Company has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2007. For the years ended December 31, 2007 and 2006, the Company’s share of Iskalo Office Holdings, LLC’s income was $80,000 and $80,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $561,000, $583,000 and $445,000 in 2007, 2006, and 2005, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2010. Also, the Company purchased land from Iskalo Office Holdings, LLC for $0.4 million and $1.2 million in 2004 and 2003, respectively.
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
     A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2007 is as follows:

Iskalo Office
(dollars in thousands)	Holdings, LLC
Balance Sheet Data:
Investment in office building	$5,662
Other assets	808

Total Assets	$6,470

Mortgage payable	$7,410
Other liabilities	110

Total Liabilities	7,520
Unaffiliated partners’ deficiency	(610)
Company deficiency	(440)

Total Liabilities and Partners’ Deficiency	$6,470

Income Statement Data:
Total revenues	$1,387
Total expenses	1,224

Net income	$163

     We do not expect to have material future cash outlays relating to this joint venture and we do not guarantee the debt of Iskalo Office Holdings, LLC. A summary of our cash flows arising from the off-balance sheet arrangements with Iskalo Office Holdings, LLC for the three years ended December 31, 2007, and with Locke Sovran I, LLC for the year ended December 31, 2005 and for the three months ended March 31, 2006 (the date it has been included in our consolidated results of operations) are as follows:

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Statement of Operations
Other income (management fees income)	$—	$85	$332
General and administrative expenses (corporate office rent)	561	583	445
Equity in income of joint ventures	119	172	202

Investing activities
Reimbursement of advances to (advances to) joint ventures	—	17	(187)

Financing activities
Distributions from unconsolidated joint ventures	98	123	490

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS
     As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2008 may be applied toward our 2007 distribution requirement.
     As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2007, our percentage of revenue from such sources exceeded 98%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.
INTEREST RATE RISK
     We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At December 31, 2007, we have three outstanding interest rate swap agreements as summarized below:

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
     Through September 2009, $350 million of our $456 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $456 million at December 31, 2007, a 1% increase in interest rates would increase our interest expense $1.1 million annually.

     The table below summarizes our debt obligations and interest rate derivatives at December 31, 2007. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts we would realize in a current market exchange.

	Expected Maturity Date Including Discount							Fair
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 0.9%	$100,000	—	—	—	—	—	$100,000	$100,000

Notes Payable:
Term note — variable rate LIBOR+1.20%	$6,000	—	—	—	—	—	$6,000	$6,000
Term note — variable rate LIBOR+1.20%	—	$100,000	—	—	—	—	$100,000	$100,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	—	$20,000	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	—	$80,000	$80,000	$81,640
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$152,754

Mortgage note — fixed rate 7.80%	$427	$467	$504	$27,686	—	—	$29,084	$30,989
Mortgage note — fixed rate 7.19%	$1,042	$1,128	$1,211	$1,301	$38,963	—	$43,645	$45,876
Mortgage note — fixed rate 7.25%	$133	$141	$149	$3,220	—	—	$3,643	$3,612
Mortgage note — fixed rate 6.76%	$22	$23	$25	$27	$29	$896	$1,022	$1,075
Mortgage note — fixed rate 6.35%	$24	$26	$28	$30	$31	$983	$1,122	$1,146
Mortgage notes — fixed rate 5.55%	—	$25,719	—	—	—	—	$25,719	$26,684
Mortgage notes — fixed rate 7.50%	$194	$208	$222	$5,658	—	—	$6,282	$6,517

Interest rate derivatives – liability	—	—	—	—	—	—	—	$1,368
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
RECENT ACCOUNTING PRONOUNCEMENTS
       In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, is reflected as an adjustment to the opening balance of retained earnings. The Company’s adoption date was January 1, 2007. The adoption of FIN 48 did not have an impact on our Consolidated Financial Statements.
     In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. However, the FASB has delayed the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of the provisions of SFAS 159 on its Consolidated Financial Statements.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS 160, the Company will re-classify non-controlling interests as a component of equity.
     In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 25, 2008

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2007	2006
Assets
Investment in storage facilities:
Land	$237,836	$208,644
Building, equipment, and construction in progress	1,092,803	935,260

	1,330,639	1,143,904
Less: accumulated depreciation	(185,258)	(155,843)

Investment in storage facilities, net	1,145,381	988,061
Cash and cash equivalents	4,010	47,730
Accounts receivable	2,802	2,166
Receivable from related parties	27	37
Prepaid expenses	4,842	5,336
Fair value of interest rate swap agreements	—	2,274
Other assets	7,574	7,606

Total Assets	$1,164,636	$1,053,210

Liabilities
Line of credit	$100,000	$—
Term notes	356,000	350,000
Accounts payable and accrued liabilities	23,755	15,358
Deferred revenue	5,647	5,292
Fair value of interest rate swap agreements	1,230	—
Accrued dividends	13,656	12,675
Mortgages payable	110,517	112,027

Total Liabilities	610,805	495,352

Minority interest — Operating Partnership	9,659	10,164
Minority interest — consolidated joint venture	16,783	16,783

Shareholders’ Equity
8.375% Series C Convertible Cumulative Preferred Stock, $.01 par value, no shares issued and outstanding at December 31, 2007 (1,200,000 shares issued and outstanding at December 31, 2006, $30 million liquidation value)	—	26,613
Common stock $.01 par value, 100,000,000 shares authorized, 21,676,586 shares outstanding (20,443,529 at December 31, 2006)	228	216
Additional paid-in capital	654,141	612,738
Dividends in excess of net income	(98,437)	(83,609)
Accumulated other comprehensive income	(1,368)	2,128
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	527,389	530,911

Total Liabilities and Shareholders’ Equity	$1,164,636	$1,053,210

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005
Revenues
Rental income	$187,479	$160,924	$133,856
Other operating income	6,290	5,371	4,449

Total operating revenues	193,769	166,295	138,305

Expenses
Property operations and maintenance	52,513	44,034	35,954
Real estate taxes	17,467	15,260	12,407
General and administrative	15,234	14,095	12,863
Depreciation and amortization	34,036	25,347	21,222

Total operating expenses	119,250	98,736	82,446

Income from operations	74,519	67,559	55,859

Other income (expenses)
Interest expense	(33,861)	(29,494)	(20,229)
Interest income	954	807	487
Casualty gain	114	—	—
Minority interest — Operating Partnership	(783)	(905)	(1,039)
Minority interest — consolidated joint ventures	(1,848)	(1,529)	(490)
Equity in income of joint ventures	119	172	202

Net Income	39,214	36,610	34,790
Preferred stock dividends	(1,256)	(2,512)	(4,123)

Net income available to common shareholders	$37,958	$34,098	$30,667

Earnings per common share — basic	$1.81	$1.90	$1.86

Earnings per common share — diluted	$1.81	$1.89	$1.84

Dividends declared per common share	$2.50	$2.47	$2.44
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	8.375% Series C
	Preferred	8.375% Series C	Common
	Stock	Preferred	Stock	Common
(dollars in thousands, except share data)	Shares	Stock	Shares	Stock
Balance January 1, 2005	2,400,000	$53,227	15,972,227	$171
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	283,379	3
Exercise of stock options	—	—	129,015	1
Issuance of non-vested stock	—	—	13,778	—
Earned portion of non-vested stock	—	—	—	—
Deferred compensation outside directors	—	—	—	—
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	(1,200,000)	(26,614)	1,164,647	12
Net income	—	—	—	—
Change in fair value of derivatives	—	—	—	—
Total comprehensive income	—	—	—	—
Dividends	—	—	—	—

Balance December 31, 2005	1,200,000	26,613	17,563,046	187
Net proceeds from the issuance of common stock	—	—	2,300,000	23
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	501,089	5
Exercise of stock options	—	—	37,675	—
Reclass of unearned non-vested stock to additional paid in capital	—	—	—	—
Issuance of non-vested stock	—	—	41,719	1
Earned portion of non-vested stock	—	—	—	—
Stock option expense	—	—	—	—
Deferred compensation outside directors	—	—	—	—
Carrying value less than redemption value on redeemed partnership units	—	—	—	—
Net income	—	—	—	—
Change in fair value of derivatives	—	—	—	—
Total comprehensive income	—	—	—	—
Dividends	—	—	—	—

Balance December 31, 2006	1,200,000	26,613	20,443,529	216
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	252,816	3
Exercise of stock options	—	—	13,100	—
Issuance of non-vested stock	—	—	43,989	—
Earned portion of non-vested stock	—	—	—	—
Stock option expense	—	—	—	—
Deferred compensation outside directors	—	—	—	—
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	(1,200,000)	(26,613)	920,244	9
Conversion of operating partnership units to common stock	—	—	2,908	—
Carrying value less than redemption value on redeemed partnership units	—	—	—	—
Net income	—	—	—	—
Change in fair value of derivatives	—	—	—	—
Total comprehensive income	—	—	—	—
Dividends	—	—	—	—

Balance December 31, 2007	—	$—	21,676,586	$228

See notes to financial statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
Additional	Non-	Dividends in	Other
Paid-in	vested	Excess of	Comprehensive	Treasury	Total
Capital	Stock	Net Income	Income (loss)	Stock	Equity
$ 418,007	$(1,774)	$(61,751)	$(3,254)	$(27,175)	$377,451

11,929	—	—	—	—	11,932
3,238	—	—	—	—	3,239
582	(582)	—	—	—	—
—	518	—	—	—	518
125	—	—	—	—	125

32,958	—	—	—	—	6,356
—	—	34,790	—	—	34,790
—	—	—	4,708	—	4,708

—	—	—	—	—	39,498
—	—	(45,034)	—	—	(45,034)

466,839	(1,838)	(71,995)	1,454	(27,175)	394,085
122,388	—	—	—	—	122,411

24,862	—	—	—	—	24,867
1,142	—	—	—	—	1,142

(1,838)	1,838	—	—	—	—
(1)	—	—	—	—	—
876	—	—	—	—	876
119	—	—	—	—	119
181	—	—	—	—	181

(1,830)	—	—	—	—	(1,830)
—	—	36,610	—	—	36,610
—	—	—	674	—	674

—	—	—	—	—	37,284
—	—	(48,224)	—	—	(48,224)

612,738	—	(83,609)	2,128	(27,175)	530,911

12,756	—	—	—	—	12,759
425	—	—	—	—	425
—	—	—	—	—	—
1,224	—	—	—	—	1,224
183	—	—	—	—	183
161	—	—	—	—	161

26,604	—	—	—	—	—

167	—	—	—	—	167

(117)	—	—	—	—	(117)
—	—	39,214	—	—	39,214
—	—	—	(3,496)	—	(3,496)

—	—	—	—	—	35,718
—	—	(54,042)	—	—	(54,042)

$ 654,141	$—	$(98,437)	$(1,368)	$(27,175)	$527,389

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Operating Activities
Net income	$39,214	$36,610	$34,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,999	26,340	22,012
Casualty gain	(114)	—	—
Equity in income of joint ventures	(119)	(172)	(202)
Minority interest	2,631	2,434	1,529
Non-vested stock earned	1,224	876	518
Stock option expense	183	119	—
Changes in assets and liabilities:
Accounts receivable	(599)	(407)	(74)
Prepaid expenses	822	(2,029)	183
Accounts payable and other liabilities	7,082	1,011	1,445
Deferred revenue	(246)	(249)	33

Net cash provided by operating activities	85,077	64,533	60,234

Investing Activities
Acquisition of storage facilities	(138,059)	(130,251)	(60,681)
Improvements, equipment additions, and construction in progress	(52,441)	(37,021)	(17,885)
Casualty insurance proceeds received	1,692	—	—
Additional investment in consolidated joint ventures net of cash acquired	—	(8,181)	—
Reimbursement of advances to (advances to) joint ventures	—	17	(187)
Property deposits	(1,469)	(1,169)	(418)
Receipts from related parties	10	38	15

Net cash used in investing activities	(190,267)	(176,567)	(79,156)

Financing Activities
Net proceeds from sale of common stock	13,345	148,601	21,652
Proceeds from line of credit	112,000	94,000	56,000
Paydown of line of credit	(12,000)	(184,000)	(9,000)
Proceeds from term notes	6,000	150,000	—
Financing costs	(316)	(632)	(352)
Dividends paid — common stock	(51,805)	(43,837)	(39,773)
Dividends paid — preferred stock	(1,256)	(2,513)	(4,123)
Distributions from unconsolidated joint venture	98	123	490
Minority interest distributions	(2,912)	(2,815)	(2,567)
Redemption of operating partnership units	(174)	(2,788)	(722)
Mortgage principal and capital lease payments	(1,510)	(1,286)	(877)

Net cash provided by financing activities	61,470	154,853	20,728

Net (decrease) increase in cash	(43,720)	42,819	1,806
Cash at beginning of period	47,730	4,911	3,105

Cash at end of period	$4,010	$47,730	$4,911

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$32,313	$26,647	$19,097

Fair value of net liabilities assumed on the acquisition of storage facilities	1,580	65,650	4,320
Dividends declared but unpaid at December 31, 2007, 2006 and 2005 were $13,656, $12,675, and $10,801, respectively.
See notes to financial statements.

SOVRAN SELF STORAGE, INC. — DECEMBER 31, 2007
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2007, we owned and operated 358 self-storage properties in 22 states under the name Uncle Bob’s Self Storage ®. Among our 358 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of December 31, 2007. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
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
     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $3.2 million and $3.1 million, respectively, held in escrow for encumbered properties at December 31, 2007 and 2006.
     Revenue and Expense Recognition: Rental income is recorded when earned. Rental income received prior to the start of the rental period is included in deferred revenue. Advertising costs are expensed as incurred and for the years ended December 31, 2007, 2006, and 2005 were $1.4 million, $1.0 million, and $0.6 million, respectively.
     Other Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, and incidental truck rentals.
     Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, equipment, and in-place customer leases based on the fair value of each component. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the year ended December 31, 2007 was $0.4 million. No interest was capitalized during 2006 or 2005. Repair and maintenance costs are expensed as incurred.

     Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2007 and 2006, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company’s financial position or results of operations.
     Other Assets: Included in other assets are net loan acquisition costs, a note receivable, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $6.2 million and $5.9 million at December 31, 2007, and 2006, respectively. Accumulated amortization on the loan acquisition costs was approximately $3.8 million and $2.9 million at December 31, 2007, and 2006, respectively. Loan acquisition costs are amortized over the terms of the related debt. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC. Property deposits were $1.5 million and $1.7 million at December 31, 2007 and 2006, respectively.
     The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The value of in-place customer leases is based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). At December 31, 2007, the purchase price allocated to in-place customer leases was $4.7 million and the accumulated amortization was $3.8 million
     Amortization expense, including amortization of in-place customer leases, was $4.8 million, $1.0 million and $0.8 million for the periods ended December 31, 2007, 2006 and 2005, respectively.
     Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Company accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.
     Minority Interest: The minority interest reflects the outside ownership interest of the limited partners of the Operating Partnership and the joint venture partner’s interest in Locke Sovran I, LLC and Locke Sovran II, LLC. Amounts allocated to these interests are reflected as an expense in the income statement and increase the minority interest in the balance sheet. Distributions to these partners reduce this balance. At December 31, 2007, Operating Partnership minority interest ownership was 422,727 Units, or 1.9%. At December 31, 2006, Operating Partnership minority interest ownership was 429,035 Units, or 2.1%. The redemption value of the Units at December 31, 2007 and 2006 was $17.0 million and $24.6 million, respectively. The Operating Partnership is obligated to redeem each Unit at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash.
     Income Taxes: The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements. On an aggregate basis, the Company’s reported amounts of net assets exceeds the tax basis by approximately $72 million and $75 million at December 31, 2007 and 2006, respectively
     Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders’ equity. Comprehensive income was $35.7 million, $37.3 million and $39.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

     Derivative Financial Instruments: The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks.
     Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, is reflected as an adjustment to the opening balance of retained earnings. The Company’s adoption date was January 1, 2007. The adoption of FIN 48 did not have an impact on our Consolidated Financial Statements.
     In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. However, the FASB has delayed the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of the provisions of SFAS 159 on its Consolidated Financial Statements.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of SFAS 160, the Company will re-classify non-controlling interests as a component of equity.
     In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.
     Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement 123(R) and uses the modified-prospective method. Under the modified-prospective method, the Company recognizes compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date.

     The Company recorded compensation expense (included in general and administrative expense) of $183,000 and $119,000 related to stock options under Statement 123(R) and $1.2 million and $876,000 related to amortization of non-vested stock grants for the years ended December 31, 2007 and 2006, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of FAS 123(R). The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2007 follows:

	Weighted Average	Range
Expected life (years)	6.76	5.00 - 7.00
Risk free interest rate	4.70%	4.30 - 4.99%
Expected volatility	20.27%	20.00% - 20.80%
Expected dividend yield	5.11%	4.50% - 5.70%
Fair value	$6.86	$5.15 - $8.89
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
     As permitted by Statement 123, through the fourth quarter of 2005, the Company accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options when the stock option price at the grant date was equal to or greater than the fair market value of the stock at that date. Had the Company adopted Statement 123(R) in 2005, the impact of that standard would have approximated the impact of Statement 123 as described below:

Pro Forma
(dollars in thousands, except per share data)	2005
Net income available to common shareholders as reported	$30,667
Add: Total stock-based compensation expense recorded	518
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(657)

Pro forma net income available to common shareholders	$30,528

Earnings per common share
Basic — as reported	$1.86
Basic — pro forma	$1.85
Diluted — as reported	$1.85
Diluted — pro forma	$1.84
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

(Amounts in thousands,	Year Ended December 31,
except per share data)	2007	2006	2005
Numerator:
Net income available to common shareholders	$37,958	$34,098	$30,667

Denominator:
Denominator for basic earnings per share — weighted average shares	20,955	17,951	16,506
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	49	70	127

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	21,004	18,021	16,633

Basic Earnings per Common Share	$1.81	$1.90	$1.86

Diluted Earnings per Common Share	$1.81	$1.89	$1.84
4. INVESTMENT IN STORAGE FACILITIES
     The following summarizes activity in storage facilities during the years ended December 31, 2007 and December 31, 2006.

(Dollars in thousands)	2007	2006
Cost:
Beginning balance	$1,143,904	$893,980
Acquisition of storage facilities	136,653	166,310
Consolidation of Locke Sovran I, LLC as of April 1, 2006	—	38,000
Additional investment in consolidated joint ventures	—	8,647
Improvements and equipment additions	45,885	30,480
Increase in construction in progress	6,621	6,586
Dispositions	(2,424)	(99)

Ending balance	$1,330,639	$1,143,904

Accumulated Depreciation:
Beginning balance	$155,843	$130,550
Additions during the year	30,196	25,347
Dispositions	(781)	(54)

Ending balance	$185,258	$155,843
     The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. During 2007, the Company acquired 31 storage facilities for $141.3 million. Substantially all of the purchase price of these facilities was allocated to land ($27.7 million), building ($110.0 million), equipment ($1.5 million) and in-place customer leases ($2.1 million) and the operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates.
5. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
     The following unaudited pro forma Condensed Statement of Operations is presented as if (i) the 31 storage facilities purchased during 2007, (ii) the 42 storage facilities purchased during 2006, (iii) the additional investment in Locke Sovran I, LLC and Locke Sovran II, LLC in April 2006, and (iv) the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2006. Such unaudited pro forma information is based upon the historical statements of operations of the Company. It should be read in conjunction with the financial statements of the Company. In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

	Year Ended December 31,
(dollars in thousands, except share data)	2007	2006
Pro forma total operating revenues	$199,569	$191,505

Pro forma net income	$41,749	$33,985

Pro forma earnings per common share — diluted	$1.92	$1.54
6. UNSECURED LINE OF CREDIT AND TERM NOTES
     The Company has a $100 million unsecured line of credit that matures in September 2008 and a $100 million unsecured term note that matures in September 2009. The line of credit bears interest at LIBOR plus 0.90% and requires a 0.20% facility fee. The term note bears interest at LIBOR plus 1.20%. The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate at December 31, 2007 on the Company’s available line of credit was approximately 5.5% (6.20% at December 31, 2006). At December 31, 2007, there was nothing available on the unsecured line of credit.
     The Company entered into a $25 million term note arrangement with a bank in September 2007. The term note bears interest at LIBOR plus 1.20%. There was $6 million outstanding and $19 million available under this term note arrangement at December 31, 2007. In January 2008, the Company increased the availability under the bank term note from $25 million to $40 million and extended the maturity date from March 31, 2008 to April 30, 2008.

7. MORTGAGES PAYABLE
     Mortgages payable at December 31, 2007 and December 31, 2006 consist of the following:

	December 31,	December 31,
(dollars in thousands)	2007	2006
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.6 million, principal and interest paid monthly	$29,084	$29,486
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.2 million, principal and interest paid monthly	43,645	44,623
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,643	3,769
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.1 million, principal and interest paid monthly	1,022	1,043
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	1,122	1,144
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.3 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,719	25,496
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,282	6,466

Total mortgages payable	$110,517	$112,027

     The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%. The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at December 31, 2007, which will be amortized over the remaining term of the mortgages based on the effective interest method.
     The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2007. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Premium							Fair
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 0.9%	$100,000	—	—	—	—	—	$100,000	$100,000

Notes Payable:
Term note — variable rate LIBOR+1.20%	$6,000	—	—	—	—	—	$6,000	$6,000
Term note — variable rate LIBOR+1.20%	—	$100,000	—	—	—	—	$100,000	$100,000
Term note — variable rate LIBOR+1.50%	—	—	—	—	—	$20,000	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	—	—	$80,000	$80,000	$81,640
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$152,754

Mortgage note — fixed rate 7.80%	$427	$467	$504	$27,686	—	—	$29,084	$30,989
Mortgage note — fixed rate 7.19%	$1,042	$1,128	$1,211	$1,301	$38,963	—	$43,645	$45,876
Mortgage note — fixed rate 7.25%	$133	$141	$149	$3,220	—	—	$3,643	$3,612
Mortgage note — fixed rate 6.76%	$22	$23	$25	$27	$29	$896	$1,022	$1,075
Mortgage note — fixed rate 6.35%	$24	$26	$28	$30	$31	$983	$1,122	$1,146
Mortgage notes — fixed rate 5.55%	—	$25,719	—	—	—	—	$25,719	$26,684
Mortgage notes — fixed rate 7.50%	$194	$208	$222	$5,658	—	—	$6,282	$6,517

Interest rate derivatives — liability	—	—	—	—	—	—	—	$1,368
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
     The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2007, 2006, and 2005.
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
     The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company. During 2007, 2006, and 2005, the net reclassification from AOCL to interest expense was ($1.1) million, $($0.5) million and $2.2 million, respectively, based on (receipts) payments received or made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $1.3 million in 2008. Receipts made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements including accrued interest was a liability of $1.2 million and an asset of $2.3 million at December 31, 2007, and 2006 respectively.
9. STOCK OPTIONS AND NON-VESTED STOCK
     The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expiring 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and five years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2007, options for 140,125 shares were outstanding under the Plans and options for 1,327,520 shares of common stock were available for future issuance.
     The Company also established the 1995 Outside Directors’ Stock Option Plan (the Non-employee Plan) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, effective in 2004 each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2007, 1,564 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2007, options for 28,000 common shares and non-vested shares of 7,340 were outstanding under the Non-employee Plan and options for 9,160 shares of common stock were available for future issuance.
     A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding at beginning of year:	113,225	$35.77	142,900	$32.68	247,415	$27.00

Granted	74,000	52.49	14,000	51.78	38,000	45.26
Exercised	(13,100)	32.44	(37,675)	30.33	(129,015)	25.11
Forfeited	(6,000)	59.62	(6,000)	33.05	(13,500)	36.39

Outstanding at end of year	168,125	$42.54	113,225	$35.77	142,900	$32.68

Exercisable at end of year	82,625	$34.45	74,225	$31.14	72,650	$27.26
     A summary of the Company’s stock options outstanding at December 31, 2007 follows:

	Outstanding		Exercisable
		Weighted		Weighted
		average		average
		exercise		exercise
Exercise Price Range	Options	price	Options	price
$19.06 – 29.99	33,275	$21.75	33,275	$21.75
$30.00 – 39.99	21,850	$34.51	15,850	$33.14
$40.00 – 57.79	113,000	$50.21	33,500	$47.68

Total	168,125	$42.54	82,625	$34.45

Intrinsic value of outstanding stock options at December 31, 2007	$732,616
Intrinsic value of exercisable stock options at December 31, 2007	$720,804
Intrinsic value of stock options exercised in 2007	$346,306
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2007, or the price on the date of exercise for those exercised during the year. As of December 31, 2007, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The weighted average remaining contractual life of all options is 7.3 years, and for exercisable options is 5.7 years.
Non-vested Stock
     The Company has also issued 243,884 shares of non-vested stock to employees which vest over two to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. At December 31, 2007, the fair market value of the non-vested stock on the date of grant ranged from $20.38 to $59.81. During 2007, 42,425 shares of non-vested stock were issued to employees with a fair value of $2.3 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.
     A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Non-	average	Non-	average	Non-	average
	vested	grant date	vested	grant date	vested	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Unvested at beginning of year:	96,453	$40.21	71,411	$30.39	71,904	$27.83

Granted	43,989	53.79	41,719	53.86	13,778	42.24
Vested	(24,546)	39.39	(16,677)	32.29	(14,271)	28.94
Forfeited	—	—	—	—	—	—

Unvested at end of year	115,896	$45.54	96,453	$40.21	71,411	$30.39
     Compensation expense of $1.2 million, $0.9 million and $0.5 million was recognized for the vested portion of non-vested stock grants in 2007, 2006 and 2005, respectively. The fair value of non-vested stock that vested during 2007, 2006 and 2005 was $1.0 million, $0.5 million and $0.4 million, respectively. The total compensation cost related to non-vested stock was $4.4 million at December 31, 2007, and the remaining weighted-average period over which this expense will be recognized was 7.2 years.

10. RETIREMENT PLAN
     Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 50% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $256,000, $166,000, and $149,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
11. INVESTMENT IN JOINT VENTURES
     The Company has a 49% ownership interest in Iskalo Office Holdings, LLC at December 31, 2007. For the years ended December 31, 2007 and 2006, the Company’s share of Iskalo Office Holdings, LLC’s income was $80,000 and $80,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $561,000, $583,000 and $445,000 in 2007, 2006, and 2005, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2010.
     A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2007 is as follows:

Iskalo Office
(dollars in thousands)	Holdings, LLC
Balance Sheet Data:
Investment in office building	$5,662
Other assets	808

Total Assets	$6,470

Mortgage payable	$7,410
Other liabilities	110

Total Liabilities	7,520
Unaffiliated partners’ deficiency	(610)
Company deficiency	(440)

Total Liabilities and Partners’ Deficiency	$6,470

Income Statement Data:
Total revenues	$1,387
Total expenses	1,224

Net income	$163

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
12. PREFERRED STOCK
     On July 3, 2002, the Company entered into an agreement providing for the issuance of 2,800,000 shares of 8.375% Series C Convertible Cumulative Preferred Stock (“Series C Preferred”) in a privately negotiated transaction. The Company immediately issued 1,600,000 shares of the Series C Preferred and issued the remaining 1,200,000 shares on November 27, 2002. The offering price was $25.00 per share resulting in net proceeds for the Series C Preferred and related common stock warrants of $67.9 million after expenses. During 2005, the Company issued 920,244 shares of its common stock in connection with a written notice from one of the holders of the Series C Preferred Stock requesting the conversion of 1,200,000 shares of Series C Preferred Stock into common stock. In 2004, the Company issued 306,748 shares of its common stock in connection with the conversion of 400,000 shares of Series C Preferred Stock into common stock. On July 7, 2007, we issued 920,244 shares of our common stock to the holder of our Series C Preferred Stock upon the holder’s election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock. As a result of the conversion, $26.6 million recorded in shareholders’ equity as 8.375% Series C Convertible Cumulative Preferred Stock was reclassified to additional paid-in capital.
13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of quarterly results of operations for the years ended December 31, 2007 and 2006 (dollars in thousands, except per share data).

	2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$44,600	$48,101	$50,998	$50,070
Net Income	$9,537	$8,064	$10,875	$10,738
Net income available to common shareholders	$8,909	$7,436	$10,875	$10,738
Net Income Per Common Share
Basic	$0.44	$0.36	$0.51	$0.50
Diluted	$0.44	$0.36	$0.51	$0.50

	2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$36,657	$40,296	$44,784	$44,558
Net Income	$8,595	$9,386	$9,465	$9,165
Net income available to common shareholders	$7,967	$8,758	$8,837	$8,537
Net Income Per Common Share
Basic	$0.45	$0.50	$0.49	$0.46
Diluted	$0.45	$0.50	$0.49	$0.45
14. COMMITMENTS AND CONTINGENCIES
     The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.
     At December 31, 2007, the Company was in negotiations to acquire ten stores for approximately $52 million. Two of these stores were purchased in January of 2008 for $14.3 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2007. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2007.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Robert J. Attea	/S/ David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Sovran Self Storage, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 25, 2008

Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2008, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.
     The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.
Item 11. Executive Compensation
     The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 21, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008.
Item 14. Principal Accountant Fees and Services
     The information required herein is incorporated by reference to “Appointment of Independent Auditor” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2007 and 2006.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2007, 2006, and 2005.

(iii)	Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2007, 2006, and 2005.

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2007, 2006, and 2005.

(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2007 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.

     All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.	Exhibits
     The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed December 3, 1996.)

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock. (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.4	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed April 7, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to the Registrant’s Proxy Statement filed April 11, 2005).

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to the Registrant’s Proxy Statement filed April 8, 2004).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.19 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.20 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.21 as filed in the Company’s Annual Report on Form 10-K/A, filed June 27, 2002).

10.6+	Standard form of Employment Agreement to which Andrew J. Gregoire, Edward F. Killeen, and Paul T. Powell employees are parties.

10.7+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.8+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.9+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.10+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan

(incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.11+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 8, 2004).

10.12	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006).

10.13	Amendments to Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 10.2 filed in the Company’s Current Report on Form 8-K, filed July 12, 2002).

10.14	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K filed March 27, 2003).

10.15	Second Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Fleet National Bank and other lenders named therein (incorporated by reference to Exhibit 10.25 filed in the Company’s Current Report on Form 8-K, filed December 21, 2004).

10.16	Note Purchase Agreement among Registrant, the Partnership and the purchaser named therein (incorporated by reference to Exhibit 10.24 filed in the Company’s Quarterly Report on Form 10-Q, filed November 12, 2003).

10.17	Amendment to Note Purchase Agreement dated September 3, 2003 (incorporated by reference to Exhibit 10.26 of Registrant’s Current Report on Form 8-K filed May 20, 2005).

10.18	Cornerstone Acquisition Agreement and Amendments to Certain Loan Agreements (incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34 of Registrant’s Current Report on Form 8-K filed June 26, 2006).

10.19	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 of the Registrant’s Current Report on Form 8-K filed May 1, 2006).

10.20	Term Loan Agreement dated September 12, 2007 among Registrant, the Partnership and M&T Bank (incorporated by reference to Exhibit 10.26 of the Registrant’s Current Report on Form 8-K filed September 17, 2007).

10.21	Promissory Note between Locke Sovran I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.21 as filed in the Company’s Annual Report on Form 10-K, filed March 1, 2007).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 as filed in the Company’s Annual Report on Form 10-K, filed March 1, 2007).

23*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN SELF STORAGE, INC.
February 28, 2008	By:	/s/ David L. Rogers
David L. Rogers,
Chief Financial Officer, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	February 28, 2008
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ John Burns John Burns	Director	February 28, 2008
/s/ Michael A. Elia Michael A. Elia	Director	February 28, 2008
/s/ Anthony P. Gammie Anthony P. Gammie	Director	February 28, 2008
/s/ Charles E. Lannon Charles E. Lannon	Director	February 28, 2008

Sovran Self Storage, Inc.
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2007

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Boston-Metro I	MA		$363	$1,679	$438	$363	$2,117	$2,480	$643	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	335	680	1,951	2,631	633	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	482	345	1,750	2,095	517	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	1,977	416	3,493	3,909	658	1985/07	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	313	397	1,737	2,134	563	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	922	747	1,585	2,332	508	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,826	770	4,560	5,330	1,357	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,254	239	2,364	2,603	553	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	727	701	2,386	3,087	690	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	886	198	1,626	1,824	449	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	832	779	1,949	2,728	694	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	1,889	483	3,641	4,124	813	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	792	224	1,600	1,824	481	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,608	497	3,065	3,562	921	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	447	395	1,851	2,246	549	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	370	164	1,130	1,294	357	1979	6/26/1995	5 to 40 years
New Bedford	MA		367	1,325	373	367	1,698	2,065	586	1982	6/26/1995	5 to 40 years
Fayetteville	NC		853	3,057	609	853	3,666	4,519	1,090	1980	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	867	687	1,060	1,747	382	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	440	268	1,688	1,956	562	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	395	234	1,238	1,472	377	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	3,533	816	4,864	5,680	937	1981/07	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	489	444	2,102	2,546	711	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	763	649	3,092	3,741	939	1985	6/26/1995	5 to 40 years
New Haven	CT		387	1,402	828	387	2,230	2,617	586	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	634	844	2,655	3,499	822	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	316	303	1,418	1,721	493	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,638	517	2,181	2,698	458	1984/07	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	554	321	1,704	2,025	489	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	547	374	1,865	2,239	588	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	971	189	1,690	1,879	441	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	485	488	1,673	2,161	530	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	513	602	1,920	2,522	673	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	422	513	2,352	2,865	797	1988	6/26/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Sharon	PA		194	912	354	194	1,266	1,460	409	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	-344	1,503	3,275	4,778	1,112	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	231	398	1,266	1,664	471	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	353	424	1,367	1,791	468	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	272	483	1,438	1,921	496	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	482	308	1,598	1,906	563	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	490	174	1,272	1,446	418	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	577	413	1,576	1,989	554	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,294	306	1,697	2,003	360	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	1,086	479	2,828	3,307	788	1988	6/26/1995	5 to 40 years
Augusta I	GA		357	1,296	703	357	1,999	2,356	603	1988	6/26/1995	5 to 40 years
Macon I	GA		231	1,081	358	231	1,439	1,670	472	1989	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,511	883	3,615	4,498	1,051	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	687	316	2,158	2,474	690	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	1,042	651	3,985	4,636	1,286	1983	6/26/1995	5 to 40 years
Augusta II	GA		315	1,139	729	315	1,868	2,183	524	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	865	715	2,560	3,275	714	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,365	619	3,168	3,787	632	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	994	1,376	4,213	5,589	1,302	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	360	244	1,261	1,505	486	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,087	1,591	2,396	3,987	855	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,844	612	2,327	2,939	500	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,700	256	2,944	3,200	662	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	757	313	2,219	2,532	686	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	277	278	1,281	1,559	457	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	1,529	384	2,867	3,251	617	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	497	730	2,222	2,952	747	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	535	863	2,576	3,439	845	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	394	326	1,909	2,235	612	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	2,708	369	4,066	4,435	789	1986/07	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	687	719	1,340	2,059	459	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	517	226	1,563	1,789	512	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	909	1,088	3,506	4,594	1,138	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	663	526	2,621	3,147	877	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	557	672	2,996	3,668	954	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	2,146	796	3,273	4,069	634	1990/07	6/26/1995	5 to 40 years
Jackson II	MS		209	964	581	209	1,545	1,754	527	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	709	443	2,311	2,754	704	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	869	1,162	3,623	4,785	1,157	1986	9/29/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Birmingham III	AL		424	1,506	647	424	2,153	2,577	762	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	671	431	2,238	2,669	656	1989/94	12/1/1995	5 to 40 years
Harrisburg I	PA		360	1,641	525	360	2,166	2,526	672	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	844	692	3,003	3,695	849	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,210	472	2,920	3,392	739	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	261	206	1,172	1,378	487	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	415	413	2,117	2,530	832	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	1,045	442	2,637	3,079	574	1988/93/07	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	261	353	1,560	1,913	543	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	597	232	1,460	1,692	438	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	615	766	2,415	3,181	697	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	267	442	2,034	2,476	617	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	981	408	2,643	3,051	721	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	304	328	1,628	1,956	498	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,109	436	2,868	3,304	769	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	416	289	1,577	1,866	491	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,273	671	3,642	4,313	795	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	988	433	1,848	2,281	477	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	269	345	1,531	1,876	485	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	289	229	1,173	1,402	344	1986	5/29/1996	5 to 40 years
Pittsburgh	PA		545	1,940	1,084	545	3,024	3,569	688	1990	6/19/1996	5 to 40 years
Lakeland II	FL		359	1,287	1,023	359	2,310	2,669	678	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,201	297	3,072	3,369	693	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	219	310	1,507	1,817	475	1987	6/28/1996	5 to 40 years
Cincinnati	OH	(2)	557	1,988	530	652	2,423	3,075	135	1988	7/23/1996	5 to 40 years
Dayton	OH	(2)	667	2,379	181	646	2,581	3,227	156	1988	7/23/1996	5 to 40 years
Baltimore III	MD		777	2,770	268	777	3,038	3,815	887	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	897	568	2,925	3,493	866	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	436	436	2,071	2,507	663	1985	8/26/1996	5 to 40 years
Pittsburgh II	PA		627	2,257	1,274	631	3,527	4,158	992	1983	8/28/1996	5 to 40 years
Jacksonville V	FL		535	2,033	292	538	2,322	2,860	775	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	378	487	2,132	2,619	556	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	301	315	1,432	1,747	398	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	838	314	1,951	2,265	563	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	1,200	707	3,693	4,400	828	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	1,938	693	3,987	4,680	701	1988/07	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,659	751	4,335	5,086	1,033	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,244	725	3,830	4,555	973	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	1,545	701	4,399	5,100	1,262	1979	1/10/1997	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Cleveland Vl	OH		495	1,781	813	495	2,594	3,089	681	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	1,098	761	3,812	4,573	1,033	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,426	418	3,347	3,765	895	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	682	606	2,846	3,452	732	1982	1/10/1997	5 to 40 years
Grand Rapids l	MI	(2)	455	1,631	772	591	2,267	2,858	133	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	797	219	1,587	1,806	428	1983	1/17/1997	5 to 40 years
Kalamazoo	MI	(2)	516	1,845	1,396	657	3,100	3,757	151	1978/07	1/17/1997	5 to 40 years
Lansing	MI	(2)	327	1,332	1,305	513	2,451	2,964	134	1987	1/17/1997	5 to 40 years
Holland	MI		451	1,830	1,797	451	3,627	4,078	903	1978/07	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	365	504	2,021	2,525	529	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	247	346	1,483	1,829	424	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,603	432	3,163	3,595	723	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,141	634	3,706	4,340	916	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	282	566	2,561	3,127	688	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	551	293	1,908	2,201	462	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,232	335	2,574	2,909	571	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	829	328	2,144	2,472	572	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	309	152	1,022	1,174	299	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	464	245	1,584	1,829	378	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	1,063	260	2,106	2,366	476	1988/95	3/31/1997	5 to 40 years
Danville	VA		326	1,488	180	326	1,668	1,994	444	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	701	616	1,534	2,150	411	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	600	491	2,356	2,847	693	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	324	296	1,520	1,816	416	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	431	921	3,713	4,634	1,047	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	1,979	304	3,190	3,494	541	1989/07	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,070	960	4,917	5,877	1,379	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,160	943	5,046	5,989	1,364	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	741	611	2,985	3,596	838	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	425	370	1,911	2,281	592	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	508	515	2,582	3,097	722	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	422	1,033	4,175	5,208	1,186	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	429	825	3,161	3,986	846	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	281	735	3,710	4,445	1,001	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	272	268	1,369	1,637	353	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,341	89	1,717	1,806	338	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	900	421	2,706	3,127	624	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	287	282	1,590	1,872	440	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	514	637	3,062	3,699	726	1984	12/3/1997	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Chesapeake-Military	VA		542	2,210	218	542	2,428	2,970	649	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	821	620	3,353	3,973	822	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	209	540	2,420	2,960	651	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	661	864	4,655	5,519	1,198	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	654	1,243	5,673	6,916	1,451	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	701	709	3,936	4,645	1,100	1985	2/4/1998	5 to 40 years
Northbridge	MA	(2)	441	1,788	776	657	2,348	3,005	120	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	466	843	3,860	4,703	999	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	464	397	2,298	2,695	579	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	431	488	2,177	2,665	534	1990/96	2/18/1998	5 to 40 years
Titusville	FL	(2)	492	1,990	636	652	2,466	3,118	125	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	934	733	3,875	4,608	992	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	487	384	1,858	2,242	485	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	999	414	2,079	2,493	489	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	454	349	1,704	2,053	450	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	736	544	2,678	3,222	752	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	1,005	702	3,826	4,528	897	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	568	775	3,671	4,446	916	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	636	940	4,399	5,339	1,068	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	459	742	3,436	4,178	788	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	1,116	569	2,933	3,502	624	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,693	675	3,359	4,034	559	1986	4/22/1998	5 to 40 years
Waterford-Highland	MI		1,487	5,306	1,139	1,487	6,445	7,932	1,580	1978	4/28/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	-627	662	2,027	2,689	544	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	117	744	3,138	3,882	794	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	863	419	2,387	2,806	502	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	306	1,208	5,160	6,368	1,275	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	242	944	4,045	4,989	1,029	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	188	903	3,831	4,734	936	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	651	1,503	6,710	8,213	1,662	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	95	489	1,908	2,397	511	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	2,180	740	3,677	4,417	621	1986/07	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	356	698	2,997	3,695	658	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	116	635	2,418	3,053	595	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	275	548	2,263	2,811	545	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	322	840	3,695	4,535	933	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	591	324	2,084	2,408	513	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	256	510	2,233	2,743	599	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	425	481	2,379	2,860	577	1996	6/30/1998	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Jacksonville-Center	NC		327	1,329	651	327	1,980	2,307	384	1995	8/6/1998	5 to 40 years
Jacksonville-Gum Branch	NC		508	1,815	1,211	508	3,026	3,534	567	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC		216	782	502	216	1,284	1,500	369	1985	9/24/1998	5 to 40 years
Euless	TX		550	1,998	624	550	2,622	3,172	563	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	1,407	670	3,814	4,484	698	1996/07	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	834	390	2,404	2,794	483	1988/07	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	435	460	2,077	2,537	580	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	1,524	507	3,582	4,089	530	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	776	447	2,552	2,999	550	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	831	556	2,782	3,338	785	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	243	708	3,103	3,811	716	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	622	314	1,717	2,031	513	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,401	188	2,053	2,241	490	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	753	963	4,649	5,612	976	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	1,076	772	3,555	4,327	671	1995/07	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	472	565	3,068	3,633	660	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	630	733	1,536	2,269	343	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	560	339	1,906	2,245	374	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	563	291	1,589	1,880	306	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	229	354	1,634	1,988	377	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	654	453	2,264	2,717	481	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	667	872	4,143	5,015	949	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	625	849	4,026	4,875	851	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,704	410	3,330	3,740	521	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	686	667	3,059	3,726	654	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	242	335	1,763	2,098	426	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,079	276	2,391	2,667	367	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	585	633	3,158	3,791	554	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	301	633	2,918	3,551	600	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	349	384	1,771	2,155	363	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,107	254	2,166	2,420	291	1998	11/15/2000	5 to 40 years
Brewster	NY	(2)	1,716	6,920	293	1,876	7,053	8,929	362	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX	(2)	837	2,977	164	914	3,064	3,978	177	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX	(2)	733	3,392	240	796	3,569	4,365	191	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL	(2)	787	3,249	114	854	3,296	4,150	190	1997	3/13/2001	5 to 40 years
Dracut	MA	(1)	1,035	3,737	519	1,104	4,187	5,291	642	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	499	1,091	4,081	5,172	619	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	1,109	942	4,189	5,131	588	1985/07	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	723	589	2,656	3,245	426	1984	12/1/2001	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Kingsland	GA	(1)	470	1,902	812	666	2,518	3,184	429	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	266	570	2,144	2,714	324	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	192	1,004	4,776	5,780	720	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	400	714	3,416	4,130	533	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	358	313	1,542	1,855	267	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	804	912	4,179	5,091	647	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	467	268	1,469	1,737	224	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	295	305	1,435	1,740	228	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	578	480	2,363	2,843	358	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	859	583	3,021	3,604	418	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	697	553	2,751	3,304	427	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX	(1)	299	1,216	960	320	2,155	2,475	285	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	494	496	2,334	2,830	345	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	654	784	3,560	4,344	495	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	263	421	1,831	2,252	279	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	394	408	1,912	2,320	284	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	303	919	3,999	4,918	553	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	225	612	2,693	3,305	365	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	253	689	3,412	4,101	469	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	1,965	1,119	4,949	6,068	469	1998/07	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	118	817	3,404	4,221	481	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	154	407	1,804	2,211	253	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	161	817	3,448	4,265	486	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	556	2,207	9,422	11,629	1,189	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	446	1,131	5,010	6,141	628	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	290	635	3,208	3,843	396	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	310	1,252	6,053	7,305	761	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	34	1,039	4,235	5,274	474	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	296	827	4,072	4,899	422	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	271	2,713	11,284	13,997	1,087	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,732	773	4,902	5,675	379	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	78	1,195	4,955	6,150	464	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	223	1,103	4,773	5,876	455	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,601	1,061	7,028	8,089	442	2003/07	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	32	388	1,672	2,060	170	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	26	1,720	7,012	8,732	654	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	447	1,566	4,792	6,358	438	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	697	1,365	6,266	7,631	576	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	653	2,051	6,506	8,557	552	2000	8/5/2004	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
East Falmouth	MA		1,479	5,978	95	1,479	6,073	7,552	443	1998	2/23/2005	5 to 40 years
Cicero	NY		527	2,121	489	527	2,610	3,137	187	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	49	1,131	4,658	5,789	345	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	70	612	2,571	3,183	186	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	84	1,612	6,669	8,281	484	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	3,643	1,214	4,949	55	1,215	5,003	6,218	337	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	85	1,906	7,811	9,717	526	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	81	470	1,983	2,453	129	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	98	537	2,281	2,818	151	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	146	556	2,411	2,967	153	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	51	754	3,116	3,870	203	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	89	484	2,066	2,550	136	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	429	811	3,826	4,637	237	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	112	719	3,039	3,758	173	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	1,079	721	4,073	4,794	197	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	48	867	3,547	4,414	185	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	427	982	2,605	3,587	135	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	61	596	2,472	3,068	131	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	89	937	3,868	4,805	188	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	1,974	707	4,907	5,614	184	2000/07	3/9/2006	5 to 40 years
Cameron-Scott	LA	1,022	411	1,621	124	411	1,745	2,156	89	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,831	50	463	1,881	2,344	88	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,406	1,209	601	3,615	4,216	119	2002/07	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,122	542	1,319	62	542	1,381	1,923	69	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	55	832	3,323	4,155	144	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	207	617	2,629	3,246	101	1989	6/29/2006	5 to 40 years
Largo 2	FL	2,457	1,270	5,037	143	1,270	5,180	6,450	200	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,676	86	929	3,762	4,691	145	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL	2,282	696	2,739	60	696	2,799	3,495	109	1999	6/22/2006	5 to 40 years
New Orleans	LA	4,162	1,220	4,805	51	1,220	4,856	6,076	192	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO	4,802	1,113	4,359	123	1,113	4,482	5,595	173	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	61	766	3,101	3,867	119	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO	2,413	828	3,290	67	828	3,357	4,185	131	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO	3,842	734	2,867	356	734	3,223	3,957	123	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	149	899	3,745	4,644	146	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	94	890	3,646	4,536	141	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO	3,628	697	2,711	69	697	2,780	3,477	109	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX	2,085	1,256	4,946	114	1,256	5,060	6,316	195	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,434	40	605	2,474	3,079	97	2004	6/22/2006	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Dallas-Manana	TX		607	2,428	91	607	2,519	3,126	97	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,276	49	1,073	4,325	5,398	171	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX	1,871	549	2,180	68	549	2,248	2,797	88	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX	2,133	644	2,542	36	644	2,578	3,222	101	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	40	963	3,876	4,839	153	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	68	773	3,128	3,901	124	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX	2,326	1,175	4,624	36	1,175	4,660	5,835	178	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	50	619	2,521	3,140	95	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,784	65	699	2,849	3,548	106	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	185	1,158	4,824	5,982	160	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	100	590	2,461	3,051	80	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	18	694	2,776	3,470	89	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	67	736	2,972	3,708	100	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	58	975	3,912	4,887	126	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	63	0	3,743	3,743	124	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	17	439	1,762	2,201	58	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	27	813	3,240	4,053	96	2000	10/31/2006	5 to 40 years
Buffalo-Lagner	NY		532	2,119	50	532	2,169	2,701	41	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit	NY		437	1,794	51	437	1,845	2,282	38	1998	3/30/2007	5 to 40 years
Buffalo-Lake	NY		638	2,531	155	638	2,686	3,324	55	1997	3/30/2007	5 to 40 years
Buffalo-Union	NY		348	1,344	74	348	1,418	1,766	28	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls	NY		323	1,331	32	323	1,363	1,686	28	1998	3/30/2007	5 to 40 years
Buffalo-Youngs	NY		315	2,185	26	316	2,210	2,526	24	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan	NY		961	3,827	40	961	3,867	4,828	75	1999	3/30/2007	5 to 40 years
Buffalo-Transit	NY		375	1,498	141	375	1,639	2,014	33	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips	NY		1,003	4,002	23	1,003	4,025	5,028	78	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	80	1,100	4,466	5,566	118	1994	1/11/2007	5 to 40 years
Port Arthur	TX		929	3,647	53	930	3,699	4,629	79	2002/04	3/8/2007	5 to 40 years
Beaumont	TX		1,537	6,018	110	1,537	6,128	7,665	132	2003/06	3/8/2007	5 to 40 years
Huntsville	AL		1,607	6,338	28	1,607	6,366	7,973	94	1989/06	6/1/2007	5 to 40 years
Huntsville	AL		1,016	4,013	19	1,017	4,031	5,048	60	1993/07	6/1/2007	5 to 40 years
Gulfport	MS		1,423	5,624	11	1,423	5,635	7,058	84	1998/05	6/1/2007	5 to 40 years
Huntsville	AL		1,206	4,775	14	1,206	4,789	5,995	72	1998/06	6/1/2007	5 to 40 years
Mobile	AL		1,216	4,819	10	1,216	4,829	6,045	72	2000/07	6/1/2007	5 to 40 years
Gulfport	MS		1,345	5,325	17	1,345	5,342	6,687	80	2002/04	6/1/2007	5 to 40 years
Huntsville	AL		1,164	4,624	18	1,164	4,642	5,806	70	2002/06	6/1/2007	5 to 40 years
Foley	AL		1,346	5,474	13	1,347	5,486	6,833	84	2003/06	6/1/2007	5 to 40 years
Pensacola	FL		1,029	4,180	18	1,029	4,198	5,227	66	2003/06	6/1/2007	5 to 40 years
Auburn	AL		686	2,732	11	686	2,743	3,429	42	2003	6/1/2007	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Gulfport	MS		1,811	7,152	11	1,811	7,163	8,974	106	2004/06	6/1/2007	5 to 40 years
Pensacola	FL		732	3,015	13	732	3,028	3,760	49	2006	6/1/2007	5 to 40 years
Montgomery	AL		1,075	4,333	20	1,076	4,352	5,428	66	2006	6/1/2007	5 to 40 years
Montgomery	AL		885	3,586	13	885	3,599	4,484	55	2006	6/1/2007	5 to 40 years
San Antonio	TX		676	2,685	50	676	2,735	3,411	42	2003/06	5/21/2007	5 to 40 years
Beaumont	TX		742	3,024	3	742	3,027	3,769	13	2002/05	11/14/2007	5 to 40 years
Hattiesburg	MS		444	1,799	0	444	1,799	2,243	0	1998	12/19/2007	5 to 40 years
Biloxi	MS		384	1,548	0	384	1,548	1,932	0	2000	12/19/2007	5 to 40 years
Foley	AL		437	1,757	0	437	1,757	2,194	0	2000	12/19/2007	5 to 40 years
Construction in progress			0	0	13,207	0	13,207	13,207	0	2007
Corporate Office	NY		0	68	10,898	1,621	9,345	10,966	5,758	2000	5/1/2000	5 to 40 years

			$225,933	$874,659	$230,047	$237,836	$1,092,803	$1,330,639	$185,258

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $43.6 million at December 31, 2007.

(2)	These properties are encumbered through one mortgage loan with an outstanding balance of $29.1 million at December 31, 2007.

	December 31, 2007		December 31, 2006		December 31, 2005
Cost:
Balance at beginning of period		$1,143,904		$893,980		$811,516
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	136,653		212,957		65,001
Improvements, etc.	52,506		37,066		18,236

		189,159		250,023		83,237

Deductions during period:
Cost of real estate sold	(2,424)	(2,424)	(99)	(99)	(773)	(773)

Balance at close of period		$1,330,639		$1,143,904		$893,980

Accumulated Depreciation:
Balance at beginning of period		$155,843		$130,550		$109,750
Additions during period:
Depreciation expense	$30,196		$25,347		$21,222

		30,196		25,347		21,222

Deductions during period:
Accumulated depreciation of real estate sold	(781)	(781)	(54)	(54)	(422)	(422)

Balance at close of period		$185,258		$155,843		$130,550