Form 10-Q
period 2008-06-30
SOVRAN SELF STORAGE INC
filed 2008-08-08
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Large Accelerated Filer [X]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

As of July 23, 2008, 21,951,198 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Item 1.	Financial Information Financial Statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2008 (unaudited)	December 31, 2007
Assets
Investment in storage facilities:
Land	$ 239,644	$ 236,349
Building, equipment, and construction in progress	1,121,131	1,086,359
	1,360,775	1,322,708
Less: accumulated depreciation	(199,853)	(183,679)
Investment in storage facilities, net	1,160,922	1,139,029
Cash and cash equivalents	21,060	4,010
Accounts receivable	2,575	2,794
Receivable from related parties	14	27
Investment in joint ventures	100	-
Prepaid expenses	6,159	4,771
Other assets	10,814	7,574
Net assets of discontinued operations	-	6,383
Total Assets	$ 1,201,644	$ 1,164,588
Liabilities
Line of credit	$ -	$ 100,000
Term notes	500,000	356,000
Accounts payable and accrued liabilities	20,917	23,752
Deferred revenue	6,087	5,602
Fair value of interest rate swap agreements	4,457	1,230
Accrued dividends	13,791	13,656
Mortgages payable	110,152	110,517
Total Liabilities	655,404	610,757
Minority interest – Operating Partnership	9,495	9,659
Minority interest – consolidated joint venture	13,082	16,783

Shareholders' Equity
Common stock $.01 par value, 100,000,000 shares authorized, 21,890,727 shares outstanding (21,676,586 at December 31, 2007)	231	228
Additional paid-in capital	661,286	654,141
Dividends in excess of net income	(106,481)	(98,437)
Accumulated other comprehensive loss	(4,198)	(1,368)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	523,663	527,389
Total Liabilities and Shareholders' Equity	$ 1,201,644	$ 1,164,588
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	April 1, 2008 to June 30, 2008	April 1, 2007 to June 30, 2007
Revenues
Rental income	$ 48,432	$ 46,301
Other operating income	1,688	1,571
Total operating revenues	50,120	47,872

Expenses
Property operations and maintenance	13,355	12,864
Real estate taxes	4,823	4,606
General and administrative	4,095	3,698
Depreciation and amortization	8,508	10,085
Total operating expenses	30,781	31,253

Income from operations	19,339	16,619
Other income (expenses)
Interest expense	(8,978)	(8,217)
Interest income	86	149
Minority interest – Operating Partnership	(204)	(167)
Minority interest – consolidated joint ventures	(421)	(462)
Equity in income of joint ventures	7	28
Income from continuing operations	9,829	7,950
Income from discontinued operations (including gain on disposal of $716 in 2008)	712	114
Net Income	10,541	8,064
Preferred stock dividends	-	(628)
Net income available to common shareholders	$ 10,541 =======	$ 7,436 =======

Earnings per common share – basic
Continuing operations	$ 0.45	$ 0.36
Discontinued operations	0.04	-
Earnings per common share – basic	$ 0.49 =======	$ 0.36 =======
Earnings per common share – diluted
Continuing operations	$ 0.45	$ 0.36
Discontinued operations	0.03	-
Earnings per common share – diluted	$ 0.48 =======	$ 0.36 =======
Common shares used in basic earnings per share calculation	21,727,506	20,479,201
Common shares used in diluted earnings per share calculation	21,760,891	20,532,878

Dividends declared per common share	$ 0.63 =======	$ 0.62 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	January 1, 2008 to June 30, 2008	January 1, 2007 to June 30, 2007
Revenues
Rental income	$ 96,490	$ 89,340
Other operating income	3,250	2,903
Total operating revenues	99,740	92,243

Expenses
Property operations and maintenance	27,150	25,217
Real estate taxes	9,563	8,972
General and administrative	8,220	7,254
Depreciation and amortization	17,109	17,064
Total operating expenses	62,042	58,507

Income from operations	37,698	33,736
Other income (expenses)
Interest expense	(17,933)	(15,816)
Interest income	178	678
Minority interest – Operating Partnership	(378)	(367)
Minority interest – consolidated joint ventures	(884)	(924)
Equity in income of joint ventures	19	80
Income from continuing operations	18,700	17,387
Income from discontinued operations (including gain on disposal of $716 in 2008)	794	214
Net Income	19,494	17,601
Preferred stock dividends	-	(1,256)
Net income available to common shareholders	$ 19,494 =======	$ 16,345 =======

Earnings per common share – basic
Continuing operations	$ 0.86	$ 0.79
Discontinued operations	0.04	0.01
Earnings per common share – basic	$ 0.90 =======	$ 0.80 =======
Earnings per common share – diluted
Continuing operations	$ 0.86	$ 0.79
Discontinued operations	0.04	0.01
Earnings per common share – diluted	$ 0.90 =======	$ 0.80 =======
Common shares used in basic earnings per share calculation	21,687,436	20,446,229
Common shares used in diluted earnings per share calculation	21,712,668	20,506,267

Dividends declared per common share	$ 1.26 =======	$ 1.24 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2008 to June 30, 2008	January 1, 2007 to June 30, 2007
Operating Activities
Net income	$ 19,494	$ 17,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,717	17,641
Gain on sale of storage facility	(716)	-
Equity in income of joint ventures	(19)	(80)
Minority interest	1,262	1,291
Non-vested stock earned	705	573
Stock option expense	137	102
Changes in assets and liabilities:
Accounts receivable	225	(288)
Prepaid expenses	(1,354)	(135)
Accounts payable and other liabilities	(2,424)	3,363
Deferred revenue	439	530
Net cash provided by operating activities	35,466	40,598

Investing Activities
Acquisition of storage facilities	(14,037)	(128,344)
Improvements, equipment additions, and construction in progress	(21,666)	(20,466)
Net proceeds from the sale of storage facility	7,002	-
Investment in joint ventures	(6,206)	-
Property deposits	(1,245)	(69)
Receipts from related parties	13	10
Net cash used in investing activities	(36,139)	(148,869)

Financing Activities
Net proceeds from sale of common stock	6,306	7,178
Proceeds from line of credit and term note	250,000	96,000
Repayment of line of credit and term note	(206,000)	(7,000)
Financing costs	(2,946)	-
Dividends paid-common stock	(27,403)	(25,413)
Dividends paid-preferred stock	-	(1,256)
Distributions from unconsolidated joint venture	-	98
Minority interest distributions	(1,417)	(1,454)
Redemption of operating partnership units	(9)	(98)
Mortgage principal and capital lease payments	(808)	(747)
Net cash provided by financing activities	17,723	67,308
Net increase (decrease) in cash	17,050	(40,963)
Cash at beginning of period	4,010	47,730
Cash at end of period	$ 21,060 =======	$ 6,767 =======
Supplemental cash flow information Cash paid for interest	$ 18,362	$ 14,936
Fair value of net liabilities assumed on the acquisition of storage facilities *	68	386
* See Note 4 for fair value of land, building, and equipment acquired during the period

Dividends declared but unpaid were $13,791 at June 30, 2008 and $12,776 at June 30, 2007.
See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Reclassification: Certain amounts from the 2007 financial statements have been reclassified as a result of the sale of a storage facility in 2008 that has been reclassified as discontinued operations (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage properties throughout the United States.  On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering.  At June 30, 2008, we owned and operated 359 self-storage properties in 22 states under the name Uncle Bob's Self Storage ®.  Among our 359 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of June 30, 2008.  The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries.  Partially owned subsidiaries and joint ventures are consolidated when we control the entity.  Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Locke Sovran I, LLC, and Locke Sovran II, LLC which is a majority owned joint venture.  All intercompany transactions and balances have been eliminated.  Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

In June 2008, the Company made additional investments of $6.1 million in Locke Sovran I, LLC that increased the Company's ownership from approximately 70% to 100% in this joint venture.  The accounts of Locke Sovran I, LLC were already being included in the Company's financial statements as it has been a majority controlled joint venture since 2006.

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

For the three months ended June 30, 2008 and 2007, the Company recorded compensation expense (included in general and administrative expense) of $90,000 and $78,000, respectively, related to stock options under Statement 123(R) and $344,000 and $309,000, respectively, related to amortization of non-vested stock grants.  For the six months ended June 30, 2008 and 2007, the Company recorded compensation expense (included in general and administrative expense) of $137,000 and $102,000, respectively, related to stock options under Statement 123(R) and $705,000 and $573,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2008 and 2007, employees exercised 200 and 2,600 stock options respectively, and 1,564 and 1,664 shares of non-vested stock, respectively, vested.  During the six months ended June 30, 2008 and 2007, employees exercised 1,200 and 12,100 stock options respectively, and 24,680 and 20,215 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2008.

(dollars in thousands)
Cost:
Beginning balance	$ 1,322,708
Property acquisitions	14,013
Additional investment in consolidated joint venture	2,473
Improvements and equipment additions	25,421
Net reductions in construction in progress	(3,726)
Dispositions	(114)
Ending balance	$ 1,360,775

Accumulated Depreciation:
Beginning balance	$ 183,679
Depreciation expense during the period	16,253
Dispositions	(79)
Ending balance	$ 199,853

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of land and buildings are determined at replacement cost.  Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values.  The Company measures the value of in-place customer leases based on the Company's experience with customer turnover.  The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the six months ended June 30, 2008, the Company acquired two storage facilities for $14.3 million.  Substantially all of the purchase price of these facilities was allocated to land ($2.8 million), building ($11.1 million), equipment ($0.1 million) and in-place customer leases ($0.3 million) and the operating results of the acquired facilities have been included in the Company's operations since the respective acquisition dates.

5.	DISCONTINUED OPERATIONS

During the six months ended June 30, 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations.  The amounts in the 2007 financial statements related to the operations and the net assets of this property have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for 2008 and 2007.  The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	January 1, 2008 to June 30, 2008	January 1, 2007 to June 30, 2007
Total revenue	$ 233	$ 458
Property operations and maintenance expense	(76)	(102)
Real estate tax expense	(33)	(50)
Depreciation and amortization expense	(46)	(92)
Net realized gain on properties sold	716	-
Total income from discontinued operations	$ 794	$ 214

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The interest rate at June 30, 2008 on the Company's available line of credit was approximately 3.9% (5.5% at December 31, 2007).  At June 30, 2008, there was $125 million available on the unsecured line of credit.

The Company also maintains a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.

7.	MORTGAGES PAYABLE

Mortgages payable at June 30, 2008 and December 31, 2007 consist of the following:
(dollars in thousands)	June 30, 2008	December 31, 2007
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $44.0 million, principal and interest paid monthly	$ 29,308	$ 29,084
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.7 million, principal and interest paid monthly	43,133	43,645
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,577	3,643
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	1,011	1,022
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly	1,110	1,122
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.2 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,826	25,719
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.4 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,187	6,282
Total mortgages payable	$ 110,152	$ 110,517

The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.  An immaterial premium exists at June 30, 2008, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company's debt obligations and interest rate derivatives at June 30, 2008.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.375%	-	-	-	-	-	-	-	-

Notes Payable:
Term note - variable rate LIBOR+1.625%	-	-	-	-	$250,000	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 79,707
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$147,883

Mortgage note - fixed rate 7.80%	$ 275	$ 587	$ 630	$27,816	-	-	$ 29,308	$ 30,501
Mortgage note - fixed rate 7.19%	$ 530	$ 1,128	$ 1,211	$ 1,301	$ 38,963	-	$ 43,133	$ 45,028
Mortgage note - fixed rate 7.25%	$ 67	$ 141	$ 149	$ 3,220	-	-	$ 3,577	$ 3,544
Mortgage note - fixed rate 6.76%	$ 11	$ 23	$ 25	$ 27	$ 29	$ 896	$ 1,011	$ 1,038
Mortgage note - fixed rate 6.35%	$ 12	$ 26	$ 28	$ 30	$ 31	$ 983	$ 1,110	$ 1,120
Mortgage notes - fixed rate 5.55%	-	$25,826	-	-	-	-	$ 25,826	$ 26,573
Mortgage notes - fixed rate 7.50%	$ 99	$ 208	$ 222	$ 5,658	-	-	$ 6,187	$ 6,312

Interest rate derivatives – liability	-	-	-	-	-	-	-	$ 4,457

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI").  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial in the six months ended June 30, 2008 and 2007.

The Company has entered into six interest rate swap agreements as detailed below to effectively convert a total of $270 million of variable-rate debt to fixed-rate debt.
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million…………..	11/14/05	9/1/09	4.3900%	1 month LIBOR
$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million………..…	10/10/06	9/1/09	4.4800%	1 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million………......	9/1/09	6/22/12	4.7100%	1 month LIBOR

The fixed rate amounts presented in the above table represent the rates paid under the swaps only and do not include the additional interest rate spread related to the outstanding term notes described in Note 6.  The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company.  Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $2.8 million in 2008.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(4,457)	-	(4,457)	-

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

11.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes.  Comprehensive income was $16.7 million and $18.2 million for the six months ended June 30, 2008 and 2007, respectively.

12.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC that was formed in June 2008 to acquire self-storage properties that will be managed by the Company.  The Company's investment at June 30, 2008, included a capital contribution of $100,000.  No properties were acquired by the joint venture as of June 30, 2008.  In July 2008, this joint venture acquired 21 properties for approximately $144 million.  The Company's equity contribution to the joint venture for these purchases was approximately $15 million.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.  The Company's investment includes a capital contribution of $49.  The carrying value of the Company's investment is a liability of $0.4 million at June 30, 2008 and December 31, 2007, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Company does not guarantee the debt of Iskalo Office Holdings, LLC.

13.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."  In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders.  The following table sets forth the computation of basic and diluted earnings per common share.

(in thousands except per share data)	Three Months Ended Jun. 30, 2008	Three Months Ended Jun. 30, 2007	Six Months Ended Jun. 30, 2008	Six Months Ended Jun. 30, 2007
Numerator:
Net income available to common shareholders	$ 10,541	$ 7,436	$ 19,494	$ 16,345

Denominator:
Denominator for basic earnings per share - weighted average shares	21,728	20,479	21,687	20,446
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	33	54	26	60
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	21,761	20,533	21,713	20,506

Basic earnings per common share from continuing operations	$ 0.45	$ 0.36	$ 0.86	$ 0.79
Basic earnings per common share	$ 0.49	$ 0.36	$ 0.90	$ 0.80
Diluted earnings per common share from continuing operations	$ 0.45	$ 0.36	$ 0.86	$ 0.79
Diluted earnings per common share	$ 0.48	$ 0.36	$ 0.90	$ 0.80

14.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.  Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Company's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses.  No interest and penalties have been recognized for the six months ended June 30, 2008 and 2007.  As of June 30, 2008, the Company had no amounts accrued related to uncertain tax positions.  The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2008 THROUGH JUNE 30, 2008, COMPARED TO THE PERIOD APRIL 1, 2007 THROUGH JUNE 30, 2007

We recorded rental revenues of $48.4 million for the three months ended June 30, 2008, an increase of $2.1 million or 4.6% when compared to the three months ended June 30, 2007 rental revenues of $46.3 million.  Of the increase in rental revenue, $0.6 million resulted from a 1.3% increase in rental revenues at the 338 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 2.6%, offset by a decrease in occupancy of 220 basis points, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $1.5 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the 19 stores acquired in the second half of 2007 included for a full quarter of operations.  Other income increased $0.1 million due to merchandise and insurance sales and the additional incidental revenue generated by truck rentals at the stores acquired in 2008 and 2007.

Property operating and real estate tax expense increased $0.7 million, or 4.1%, in the quarter ended June 30, 2008 compared to the same period in 2007.  All of the increase was a result of expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full quarter of operations.  Same store expenses for the period were flat for 2008.  We expect same-store operating costs to increase only moderately in 2008 with increases primarily attributable to maintenance, utilities and property taxes.

General and administrative expenses increased $0.4 million or 10.7% from the second quarter of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007.

Depreciation and amortization expense decreased to $8.5 million in the second quarter of 2008 from $10.1 million in same period of 2007, primarily as a result of the reduction in the amortization of in-place customers leases relating to previous year acquisitions as these amounts are amortized over a 12 month period.

Income from operations increased from $16.6 million for the three months ended June 30, 2007 to $19.3 million for the three months ended June 30, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $8.2 million in 2007 to $9.0 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and 19 stores in the second half of 2007.

The decrease in preferred stock dividends from 2007 to 2008 was a result of the conversion of all remaining 1,200,000 shares of our Series C Preferred Stock into 920,244 shares of common stock in July 2007.

As described in Note 5 to the financial statements, during the six months ended June 30, 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations.

FOR THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2008, COMPARED TO THE PERIOD JANUARY 1, 2007 THROUGH JUNE 30, 2007

We recorded rental revenues of $96.5 million for the six months ended June 30, 2008, an increase of $7.2 million or 8.0% when compared to the six months ended June 30, 2007 rental revenues of $89.3 million.  Of the increase in rental revenue, $1.7 million resulted from a 2.0% increase in rental revenues at the 326 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units, offset by a decrease in occupancy, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $5.5 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the 31 stores acquired in 2007 included for a full six months of operations.  Other income increased $0.3 million due to merchandise and insurance sales and the additional incidental revenue generated by truck rentals at the stores acquired in 2008 and 2007.

Property operating and real estate tax expense increased $2.5 million, or 7.4%, in the six months ended June 30, 2008 compared to the same period in 2007.  Of this increase, $2.2 million were expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full six months of operations.  $0.4 million of the increase was due to increased maintenance, utilities, and property taxes at the 326 core properties considered same stores.  We expect same-store operating costs to increase only moderately in 2008 with increases primarily attributable to maintenance, utilities and property taxes.

General and administrative expenses increased $1.0 million or 13.3% from the first six months of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007.

Depreciation and amortization expense remained relatively flat for the first six months of 2008 as compared to 2007 as a result of increased depreciation on acquisitions offset by a reduction in amortization of in-place customer leases.

Income from operations increased from $33.7 million for the six months ended June 30, 2007 to $37.7 million for the six months ended June 30, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $15.8 million in 2007 to $17.9 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and 31 stores in 2007.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2008	June 30, 2007
Net income	$ 19,494	$ 17,601
Minority interest in income	1,262	1,291
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	17,155	17,157
Depreciation and amortization from unconsolidated joint ventures	29	28
Gain on sale of real estate	(716)	-
Preferred stock dividends	-	(1,256)
Funds from operations allocable to minority interest in Operating Partnership	(691)	(691)
Funds from operations allocable to minority interest in consolidated joint ventures	(884)	(924)
FFO available to common shareholders	$ 35,649 =======	$ 33,206 ======

LIQUIDITY AND CAPITAL RESOURCES

Our ability to retain cash flow is limited because we operate as a REIT.  In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders.  We believe that our internally generated net cash provided by operating activities will continue to be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through June 2011, at which time our revolving line of credit matures.

Cash flows from operating activities were $35.3 million and $40.6 million for the six months ended June 30, 2008, and 2007, respectively.  The decrease was primarily attributable to prepaid insurance premiums and a decrease in accounts payable related to property taxes and interest paid in 2008.

Cash used in investing activities was $36.1 million and $148.9 million for the six months ended June 30, 2008, and 2007 respectively.  The decrease in cash used from 2007 to 2008 was attributable to reduced acquisition activity in 2008.

Cash provided by financing activities was $17.7 million in the first six months of 2008 compared to $67.3 million in the same period of 2007.  The decrease in cash provided by financing activities was due to reduced borrowings for acquisitions in 2008 versus the higher activity in 2007.

On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The revolving line of credit maturity can be extended at our option until June 2012.

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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of June 30, 2008, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $110.2 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $44.0 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $29.3 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.7 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $43.1 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at June 30, 2008 on this mortgage was $3.6 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly.  The outstanding balance at June 30, 2008 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.2 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at June 30, 2008 on this mortgage was $25.8 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.4 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at June 30, 2008 on this mortgage was $6.2 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

On July 7, 2007, we issued 920,244 shares of our common stock to the holder of our 8.375% Series C Preferred Stock upon the holder's election to convert the remaining 1,200,000 shares of Series C Preferred Stock into common stock.  As a result of the 2007 conversion, $26.6 million recorded in shareholders' equity as 8.375% Series C Convertible Cumulative Preferred Stock was reclassified to additional paid-in capital in July 2007.

During the first six months of 2008, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through June 30, 2008, we have reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During the first six months of 2008, we issued 208,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  We received $6.3 million from the sale of such shares.  We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions, share repurchases and repayment of the credit line are expected to be funded with draws on the bank term note, issuance of secured or unsecured term notes, issuance of common or preferred stock, sale of properties, private placement solicitation of joint venture equity and other sources of capital.

ACQUISITION OF PROPERTIES

During the first six months of 2008, we have used operating cash flow, borrowings pursuant to a bank term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire two properties in Mississippi comprising 0.2 million square feet from unaffiliated storage operators for approximately $14.3 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.  In conjunction with the joint venture agreement entered in June 2008 (see Note 12 to the financial statements), potential acquisition opportunities over the first nine months of the agreement will be offered to the joint venture.  The Company's acquisitions over this period will therefore be limited to facilities that do not fit the joint venture's investment objectives, but do meet ours.  In July 2008, the Company's joint venture (Sovran HHF Storage Holdings LLC) acquired 21 properties for approximately $144 million.  The Company's equity contribution to the joint venture for these purchases was approximately $15 million, which was financed through draws on the line of credit.

In addition, we are continuing with our program of expanding and enhancing our existing properties.  In 2008, we expect to add as much as 700,000 square feet of climate and/or humidity controlled space, and acquire several parcels of land contiguous to our existing stores.  The projected cost of these revenue enhancing improvements is estimated at approximately $50 million.  During the first six months of 2008 we spent approximately $16.5 million on such revenue enhancing improvements.  Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to accelerate, by two to three years, the required capital expenditures on 50 to 70 of our properties.  This includes repainting, paving, and remodeling of the office buildings at these facilities.  For the first six months of 2008 we spent approximately $8.9 million on such improvements and we expect to spend approximately $11 million for the remainder of 2008.

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

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of June 30, 2008, 422,527 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At June 30, 2008, we have six outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million…………..	11/14/05	9/1/09	4.3900%	1 month LIBOR
$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	10/10/06	9/1/09	4.4800%	1 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million…………..	9/1/09	6/22/12	4.7100%	1 month LIBOR

The fixed rate amounts presented in the above table represent the rates paid under the swaps only and do not include the additional interest rate spread related to the outstanding term notes described in Note 6 of our financial statements.

Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $270 million of our debt through the interest rate swap termination dates.

At June 30, 2008, all of our unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt at June 30, 2008, a 1% increase in interest rates would have no effect on our interest expense annually.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2008.  There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders
	The Annual Meeting of Shareholders was held on Monday, May 21, 2008. Results of shareholder voting at the Annual Meeting were as follows:

a.)	Directors	Votes For	Votes Withheld

	Robert J. Attea	19,303,365	202,071
	Kenneth F. Myszka	19,217,194	288,242
	John E. Burns	19,296,262	209,174
	Michael A. Elia	19,297,064	208,371
	Anthony P. Gammie	19,294,896	210,539
	Charles E. Lannon	18,291,866	1,213,570

b.)
An amendment to the Deferred Compensation Plan for Directors of Sovran Self Storage, Inc. to increase the number of shares of the Company's common stock that may be issued thereunder from 45,000 to 75,000.

	Votes For	16,273,565
	Votes Against	325,312
	Abstentions	114,222
	Broker Non-Vote	2,792,335

c.)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2008.

	Votes For	19,338,738
	Votes Against	135,916
	Abstentions	30,776

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Chief Financial Officer
August 8, 2008 Date