Form 10-Q
period 2008-09-30
SOVRAN SELF STORAGE INC
filed 2008-11-07
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No  [ X ]

As of October 23, 2008, 21,988,826 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Item 1.	Financial Information Financial Statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2008 (unaudited)	December 31, 2007
Assets
Investment in storage facilities:
Land	$ 239,644	$ 236,349
Building, equipment, and construction in progress	1,131,813	1,086,359
	1,371,457	1,322,708
Less: accumulated depreciation	(208,207)	(183,679)
Investment in storage facilities, net	1,163,250	1,139,029
Cash and cash equivalents	12,283	4,010
Accounts receivable	3,136	2,794
Receivable from related parties	14	27
Investment in joint ventures	16,684	-
Prepaid expenses	5,863	4,771
Other assets	7,750	7,574
Net assets of discontinued operations	-	6,383
Total Assets	$ 1,208,980	$ 1,164,588
Liabilities
Line of credit	$ 3,000	$ 100,000
Term notes	500,000	356,000
Accounts payable and accrued liabilities	26,940	23,752
Deferred revenue	5,688	5,602
Fair value of interest rate swap agreements	6,091	1,230
Accrued dividends	14,063	13,656
Mortgages payable	109,720	110,517
Total Liabilities	665,502	610,757
Minority interest – Operating Partnership	9,324	9,659
Minority interest – consolidated joint venture	13,082	16,783

Shareholders' Equity
Common stock $.01 par value, 100,000,000 shares authorized, 21,973,223 shares outstanding (21,676,586 at December 31, 2007)	231	228
Additional paid-in capital	664,945	654,141
Dividends in excess of net income	(111,015)	(98,437)
Accumulated other comprehensive loss	(5,914)	(1,368)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	521,072	527,389
Total Liabilities and Shareholders' Equity	$ 1,208,980	$ 1,164,588
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	July 1, 2008 to September 30, 2008	July 1, 2007 to September 30, 2007
Revenues
Rental income	$ 49,801	$ 48,966
Other operating income	2,696	1,799
Total operating revenues	52,497	50,765

Expenses
Property operations and maintenance	14,702	13,457
Real estate taxes	4,842	4,625
General and administrative	4,267	3,968
Depreciation and amortization	8,639	8,343
Total operating expenses	32,450	30,393

Income from operations	20,047	20,372
Other income (expenses)
Interest expense	(10,034)	(9,092)
Interest income	94	137
Minority interest – Operating Partnership	(183)	(215)
Minority interest – consolidated joint ventures	(340)	(462)
Equity in (losses) income of joint ventures	(56)	17
Income from continuing operations	9,528	10,757
Income from discontinued operations	-	118
Net income available to common shareholders	$ 9,528 =======	$ 10,875 =======

Earnings per common share – basic
Continuing operations	$ 0.44	$ 0.50
Discontinued operations	-	0.01
Earnings per common share – basic	$ 0.44 =======	$ 0.51 =======
Earnings per common share – diluted
Continuing operations	$ 0.44	$ 0.50
Discontinued operations	-	0.01
Earnings per common share – diluted	$ 0.44 =======	$ 0.51 =======
Common shares used in basic earnings per share calculation	21,810,755	21,390,303
Common shares used in diluted earnings per share calculation	21,833,622	21,426,962

Dividends declared per common share	$ 0.64 =======	$ 0.63 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	January 1, 2008 to September 30, 2008	January 1, 2007 to September 30, 2007
Revenues
Rental income	$ 146,292	$ 138,306
Other operating income	5,946	4,702
Total operating revenues	152,238	143,008

Expenses
Property operations and maintenance	41,852	38,674
Real estate taxes	14,406	13,596
General and administrative	12,487	11,222
Depreciation and amortization	25,749	25,408
Total operating expenses	94,494	88,900

Income from operations	57,744	54,108
Other income (expenses)
Interest expense	(27,966)	(24,908)
Interest income	273	814
Minority interest – Operating Partnership	(561)	(581)
Minority interest – consolidated joint ventures	(1,224)	(1,386)
Equity in (losses) income of joint ventures	(38)	97
Income from continuing operations	28,228	28,144
Income from discontinued operations (including gain on disposal of $716 in 2008)	794	332
Net Income	29,022	28,476
Preferred stock dividends	-	(1,256)
Net income available to common shareholders	$ 29,022 =======	$ 27,220 =======

Earnings per common share – basic
Continuing operations	$ 1.30	$ 1.30
Discontinued operations	0.04	0.01
Earnings per common share – basic	$ 1.34 =======	$ 1.31 =======
Earnings per common share – diluted
Continuing operations	$ 1.30	$ 1.29
Discontinued operations	0.03	0.02
Earnings per common share – diluted	$ 1.33 =======	$ 1.31 =======
Common shares used in basic earnings per share calculation	21,728,542	20,760,920
Common shares used in diluted earnings per share calculation	21,752,986	20,813,165

Dividends declared per common share	$ 1.90 =======	$ 1.87 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2008 to September 30, 2008	January 1, 2007 to September 30, 2007
Operating Activities
Net income	$ 29,022	$ 28,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,662	26,263
Gain on sale of storage facility	(716)	-
Equity in losses (income) of joint ventures	38	(97)
Minority interest	1,785	1,967
Non-vested stock earned	1,074	895
Stock option expense	208	139
Changes in assets and liabilities:
Accounts receivable	(336)	(722)
Prepaid expenses	(1,058)	(329)
Accounts payable and other liabilities	3,425	7,274
Deferred revenue	40	(62)
Net cash provided by operating activities	60,144	63,804

Investing Activities
Acquisition of storage facilities	(14,037)	(132,712)
Improvements, equipment additions, and construction in progress	(32,379)	(28,505)
Net proceeds from the sale of storage facility	7,002	-
Investment in joint ventures	(22,915)	-
Reimbursement of (payment of) property deposits	1,259	(258)
Receipts from related parties	13	10
Net cash used in investing activities	(61,057)	(161,465)

Financing Activities
Net proceeds from sale of common stock	9,525	10,499
Proceeds from line of credit and term note	253,000	103,000
Repayment of line of credit and term note	(206,000)	(12,000)
Financing costs	(2,946)	(250)
Dividends paid-common stock	(41,193)	(38,188)
Dividends paid-preferred stock	-	(1,256)
Distributions from unconsolidated joint venture	160	98
Minority interest distributions	(2,026)	(2,184)
Redemption of operating partnership units	(94)	(168)
Mortgage principal and capital lease payments	(1,240)	(1,116)
Net cash provided by financing activities	9,186	58,435
Net increase (decrease) in cash	8,273	(39,226)
Cash at beginning of period	4,010	47,730
Cash at end of period	$ 12,283 =======	$ 8,504 =======
Supplemental cash flow information Cash paid for interest	$ 26,441	$ 23,003
Fair value of net liabilities assumed on the acquisition of storage facilities *	68	386
* See Note 4 for fair value of land, building, and equipment acquired during the period

Dividends declared but unpaid were $14,063 at September 30, 2008 and $13,616 at September 30, 2007.
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Reclassification: Certain amounts from the 2007 financial statements have been reclassified as a result of the sale of a storage facility in 2008 that has been reclassified as discontinued operations (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "we," "our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage properties throughout the United States.  On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering.  At September 30, 2008, we owned and operated 380 self-storage properties in 24 states under the name Uncle Bob's Self Storage ®.  Among our 380 self-storage properties are 38 properties that we manage for two consolidated joint ventures of which we are a majority owner, and 21 self-storage properties that we manage for an unconsolidated joint venture of which we are a 20% owner.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership").  Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of September 30, 2008.  The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of self storage properties acquired by the Operating Partnership subsequent to its formation.

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

In June 2008, the Company made an additional investment of $6.1 million in Locke Sovran I, LLC that increased the Company's ownership from approximately 70% to 100% in this joint venture.  The accounts of Locke Sovran I, LLC were already being included in the Company's financial statements as it has been a majority controlled joint venture since 2006.

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

For the three months ended September 30, 2008 and 2007, the Company recorded compensation expense (included in general and administrative expense) of $72,000 and $38,000, respectively, related to stock options under Statement 123(R) and $369,000 and $322,000, respectively, related to amortization of non-vested stock grants.  For the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense (included in general and administrative expense) of $208,000 and $139,000, respectively, related to stock options under Statement 123(R) and $1,074,000 and $895,000, respectively, related to amortization of non-vested stock grants.

During the three months ended September 30, 2008 and 2007, employees exercised 1,400 and 1,000 stock options respectively, and 4,187 and 2,312 shares of non-vested stock, respectively, vested.  During the nine months ended September 30, 2008 and 2007, employees exercised 2,600 and 13,100 stock options respectively, and 28,867 and 22,527 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2008.

(dollars in thousands)
Cost:
Beginning balance	$ 1,322,708
Property acquisitions	14,013
Additional investment in consolidated joint venture	2,473
Improvements and equipment additions	30,868
Net increase in construction in progress	1,548
Dispositions	(153)
Ending balance	$ 1,371,457

Accumulated Depreciation:
Beginning balance	$ 183,679
Depreciation expense during the period	24,637
Dispositions	(109)
Ending balance	$ 208,207

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values.  The Company measures the value of in-place customer leases based on the Company's experience with customer turnover.  The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the nine months ended September 30, 2008, the Company acquired two storage facilities for $14.3 million.  Substantially all of the purchase price of these facilities was allocated to land ($2.8 million), building ($11.1 million), equipment ($0.1 million) and in-place customer leases ($0.3 million) and the operating results of the acquired facilities have been included in the Company's operations since the respective acquisition dates.

5.	DISCONTINUED OPERATIONS

During the nine months ended September 30, 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations.  The amounts in the 2007 financial statements related to the operations and the net assets of this property have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007.  The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jul. 1, 2008 to Sep. 30, 2008	Jul. 1, 2007 to Sep. 30, 2007	Jan. 1, 2008 to Sep. 30, 2008	Jan. 1, 2007 to Sep. 30, 2007
Total revenue	$ -	$ 232	$ 233	$ 690
Property operations and maintenance expense	-	(44)	(76)	(145)
Real estate tax expense	-	(24)	(33)	(74)
Depreciation and amortization expense	-	(46)	(46)	(139)
Net realized gain on sale of property	-	-	716	-
Total income from discontinued operations	$ -	$ 118	$ 794	$ 332

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The interest rate at September 30, 2008 on the Company's available line of credit was approximately 4.6% (5.5% at December 31, 2007).  At September 30, 2008, there was $122 million available on the unsecured line of credit.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.

7.	MORTGAGES PAYABLE

Mortgages payable at September 30, 2008 and December 31, 2007 consist of the following:
(dollars in thousands)	September 30, 2008	December 31, 2007
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.8 million, principal and interest paid monthly	$ 29,175	$ 29,084
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $81.0 million, principal and interest paid monthly	42,875	43,645
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,544	3,643
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	1,006	1,022
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly	1,104	1,122
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.1 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,878	25,719
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.3 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,138	6,282
Total mortgages payable	$ 109,720	$ 110,517

The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  These three mortgages are carried at a premium of approximately $0.1 million above the actual principal balance of the mortgages payable at September 30, 2008.  The premium will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company's debt obligations and interest rate derivatives at September 30, 2008.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.375%	-	-	-	$ 3,000	-	-	$ 3,000	$ 3,000

Notes Payable:
Term note - variable rate LIBOR+1.625%	-	-	-	-	$250,000	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50%	-	-	-	-	-	$ 20,000	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	-	$ 80,000	$ 80,000	$ 79,763
Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$146,793

Mortgage note - fixed rate 7.80%	$ 142	$ 587	$ 630	$27,816	-	-	$ 29,175	$ 30,355
Mortgage note - fixed rate 7.19%	$ 272	$ 1,128	$ 1,211	$ 1,301	$ 38,963	-	$ 42,875	$ 44,755
Mortgage note - fixed rate 7.25%	$ 34	$ 141	$ 149	$ 3,220	-	-	$ 3,544	$ 3,521
Mortgage note - fixed rate 6.76%	$ 6	$ 23	$ 25	$ 27	$ 29	$ 896	$ 1,006	$ 1,024
Mortgage note - fixed rate 6.35%	$ 6	$ 26	$ 28	$ 30	$ 31	$ 983	$ 1,104	$ 1,105
Mortgage notes - fixed rate 5.55%	-	$25,878	-	-	-	-	$ 25,878	$ 26,502
Mortgage notes - fixed rate 7.50%	$ 50	$ 208	$ 222	$ 5,658	-	-	$ 6,138	$ 6,267

Interest rate derivatives – liability	-	-	-	-	-	-	-	$ 5,914

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI").  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial in the three and nine-month periods ended September 30, 2008 and 2007.

The Company has entered into seven interest rate swap agreements as detailed below to effectively convert a total of $270 million of variable-rate debt to fixed-rate debt.
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million…………..	11/14/05	9/1/09	4.3900%	1 month LIBOR
$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	10/10/06	9/1/09	4.4800%	1 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million…………..	9/1/09	6/22/12	4.7100%	1 month LIBOR
$25 Million…………..	9/1/09	6/22/12	4.2875%	1 month LIBOR

The fixed rate amounts presented in the above table represent the rates paid under the swaps only and do not include the additional interest rate spread related to the outstanding term notes described in Note 6.  The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company.  Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $2.4 million in 2008.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

9.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements," (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases," (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(6,091)	-	(6,091)	-

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

Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes. Comprehensive income was $7.8 million, $8.8 million, $24.5 million and $27.0 million for the three and nine month periods ended September 30, 2008 and 2007, respectively.

12.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC that was formed in June 2008 to acquire self-storage properties that will be managed by the Company.  The carrying value of the Company's investment at September 30, 2008 was $16.7 million.  Twenty one properties were acquired by the joint venture as of September 30, 2008 for approximately $144 million.  The Company contributed $15.5 million to the joint venture as its share of capital required to fund the acquisition.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.  The Company's investment includes a capital contribution of $49.  The carrying value of the Company's investment is a liability of $0.5 million at September 30, 2008 and $0.4 million at December 31, 2007, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

          A summary of the unconsolidated joint ventures' financial statements as of and for the nine months ended September 30, 2008 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 143,608	$ -
Investment in office building	-	5,548
Other assets	4,014	613
Total Assets	$ 147,622 =======	$ 6,161 ======
Due to the Company	$ 218	$ -
Mortgage payable	68,036	7,199
Other liabilities	2,593	223
Total Liabilities	70,847	7,422
Unaffiliated partners' equity (deficiency)	61,420	(717)
Company equity (deficiency)	15,355	(544)
Total Liabilities and Partners' Equity (deficiency)	$ 147,622 =======	$ 6,161 ======

Income Statement Data:
Total revenues	$ 2,782	$ 846
Total expenses	3,090	858
Net loss	$ (308) ======	$ (12) ======

The Company does not guarantee the debt of Sovran HHF Storage Holdings LLC or Iskalo Office Holdings, LLC.

13.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."  In computing earnings per share, the Company excludes preferred stock dividends from net income to arrive at net income available to common shareholders.  The following table sets forth the computation of basic and diluted earnings per common share.

(in thousands except per share data)	Three Months Ended Sep. 30, 2008	Three Months Ended Sep. 30, 2007	Nine Months Ended Sep. 30, 2008	Nine Months Ended Sep. 30, 2007
Numerator:
Net income available to common shareholders	$ 9,528	$ 10,875	$ 29,022	$ 27,220

Denominator:
Denominator for basic earnings per share - weighted average shares	21,811	21,390	21,729	20,761
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	23	37	24	52
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	21,834	21,427	21,753	20,813

Basic earnings per common share from continuing operations	$ 0.44	$ 0.50	$ 1.30	$ 1.30
Basic earnings per common share	$ 0.44	$ 0.51	$ 1.34	$ 1.31
Diluted earnings per common share from continuing operations	$ 0.44	$ 0.50	$ 1.30	$ 1.29
Diluted earnings per common share	$ 0.44	$ 0.51	$ 1.33	$ 1.31

14.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.  Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Company's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses.  No interest and penalties have been recognized for the three and nine month periods ended September 30, 2008 and 2007.  As of September 30, 2008 and December 31, 2007, the Company had no amounts accrued related to uncertain tax positions.  The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008.  The adoption of SFAS 159 did not impact the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2008 THROUGH SEPTEMBER 30, 2008, COMPARED TO THE PERIOD JULY 1, 2007 THROUGH SEPTEMBER 30, 2007

We recorded rental revenues of $49.8 million for the three months ended September 30, 2008, an increase of $0.8 million or 1.7% when compared to the three months ended September 30, 2007 rental revenues of $49.0 million.  Of the increase in rental revenue, $0.1 million resulted from a 0.2% increase in rental revenues at the 353 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 0.9%, offset by a decrease in occupancy of 170 basis points, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $0.7 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the four stores acquired in the 4th quarter of 2007 included for a full quarter of operations.  Other income, which includes merchandise sales, insurance sales, truck rentals, management fees and acquisition fees, increased in 2008 primarily as a result of $0.9 million of management and acquisition fees generated from the unconsolidated joint venture (Sovran HHF Storage Holdings LLC).

Property operating and real estate tax expense increased $1.5 million, or 8.1%, in the quarter ended September 30, 2008 compared to the same period in 2007.  Of the increase, $0.3 million resulted from expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full quarter of operations.  Same store expenses for the period increased 4.9% or $0.9 million as a result of increased utilities, maintenance, and property taxes.  We also incurred $0.3 million of uninsured damages from Hurricane Ike during the three months ended September 30, 2008.  We expect same-store operating costs to increase only moderately in the remainder of 2008 with increases primarily attributable to maintenance, utilities and property taxes.

General and administrative expenses increased $0.3 million or 7.5% from the third quarter of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007, and from managing the joint venture properties.

Depreciation and amortization expense increased to $8.6 million in the third quarter of 2008 from $8.3 million in same period of 2007, primarily as a result of a full quarter of depreciation on prior year acquisitions.

Income from operations decreased from $20.4 million for the three months ended September 30, 2007 to $20.0 million for the three months ended September 30, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $9.1 million in 2007 to $10.0 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and four stores in the fourth quarter of 2007, as well as an increase in interest rates as a result of our debt refinancing in June 2008.

As described in Note 5 to the financial statements, during the nine months ended September 30, 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The 2007 operations of this facility are reported as discontinued operations.

FOR THE PERIOD JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008, COMPARED TO THE PERIOD JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007

We recorded rental revenues of $146.3 million for the nine months ended September 30, 2008, an increase of $8.0 million or 5.8% when compared to the nine months ended September 30, 2007 rental revenues of $138.3 million.  Of the increase in rental revenue, $1.5 million resulted from a 1.1% increase in rental revenues at the 326 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2007).  The increase in same store rental revenues was achieved primarily through rate increases on select units, offset by a decrease in occupancy, which we believe resulted from general economic conditions, in particular the housing sector, and the return to normalcy in Florida after the 2005 hurricanes.  The remaining $6.5 million increase in rental revenues resulted from the acquisition of two stores during 2008 and from having the 31 stores acquired in 2007 included for a full nine months of operations.  Other income increased as a result of the management and acquisition fees generated from the unconsolidated joint venture (Sovran HHF Storage Holdings LLC) and the merchandise sales, insurance sales, and the additional incidental revenue generated by truck rentals at the stores acquired in 2008 and 2007.

Property operating and real estate tax expense increased $4.0 million, or 7.6%, in the nine months ended September 30, 2008 compared to the same period in 2007.  Of this increase, $2.5 million were expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full nine months of operations.  $1.2 million of the increase was due to increased maintenance, utilities, and property taxes at the 326 core properties considered same stores.  We also incurred $0.3 million of uninsured damages from Hurricane Ike.

General and administrative expenses increased $1.3 million or 11.3% from the first nine months of 2007 to the same period in 2008.  The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007, and from managing the joint venture properties.

Depreciation and amortization expense remained relatively flat for the first nine months of 2008 as compared to 2007 as a result of increased depreciation on acquisitions offset by a reduction in amortization of in-place customer leases.

Income from operations increased from $54.1 million for the nine months ended September 30, 2007 to $57.7 million for the nine months ended September 30, 2008 as a result of the net effect of the aforementioned items.

Interest expense increased from $24.9 million in 2007 to $28.0 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase two stores in 2008 and 31 stores in 2007.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2008	September 30, 2007
Net income	$ 29,022	$ 28,476
Minority interest in income	1,785	1,967
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	25,795	25,547
Depreciation and amortization from unconsolidated joint ventures	262	44
Gain on sale of real estate	(716)	-
Preferred stock dividends	-	(1,256)
Funds from operations allocable to minority interest in Operating Partnership	(1,042)	(1,069)
Funds from operations allocable to minority interest in consolidated joint ventures	(1,224)	(1,386)
FFO available to common shareholders	$ 53,882 =======	$ 52,323 ======

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

Cash flows from operating activities were $60.1 million and $63.8 million for the nine months ended September 30, 2008, and 2007, respectively.  The decrease was primarily attributable to prepaid insurance premiums and a decrease in accounts payable related to property taxes and interest paid in 2008.

Cash used in investing activities was $61.1 million and $161.5 million for the nine months ended September 30, 2008, and 2007 respectively.  The decrease in cash used from 2007 to 2008 was attributable to reduced acquisition activity in 2008.

Cash provided by financing activities was $9.2 million in the first nine months of 2008 compared to $58.4 million in the same period of 2007.  The decrease in cash provided by financing activities was primarily due to reduced borrowings for acquisitions in 2008 versus the higher activity in 2007.  The decrease was also the result of reduced proceeds from the sale of common stock and increases in dividends paid.

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

Our line of credit and term notes require us to meet certain financial covenants, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. As of September 30, 2008, we were in compliance with all covenants.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $109.7 million of mortgages payable as detailed below:

*     7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.8 million, principal and interest paid monthly.  The outstanding balance at September 30, 2008 on this mortgage was $29.2 million.

*     7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $81.0 million, principal and interest paid monthly.  The outstanding balance at September 30, 2008 on this mortgage was $42.9 million.

*     7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at September 30, 2008 on this mortgage was $3.5 million.

*     6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at September 30, 2008 on this mortgage was $1.0 million.

*     6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly.  The outstanding balance at September 30, 2008 on this mortgage was $1.1 million.

*     5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $35.1 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at September 30, 2008 on this mortgage was $25.9 million.

*     7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.3 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at September 30, 2008 on this mortgage was $6.1 million.

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

During the first nine months of 2008, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program in 1998 through September 30, 2008, we have reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

During the first nine months of 2008, we issued approximately 245,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  We received $9.4 million from the sale of such shares.  We expect to issue shares when our share price and capital needs warrant such issuance.

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, sale of properties and private placement solicitation of joint venture equity.  Current capital market conditions may prevent us from accessing other traditional sources of capital including the issuance of common and preferred stock and the issuance of unsecured term notes.  Should these capital market conditions persist, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach June 2011, when our line of credit matures.

ACQUISITION OF PROPERTIES

During the first nine months of 2008, we have used operating cash flow, borrowings pursuant to a bank term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire two properties in Mississippi comprising 0.2 million square feet from unaffiliated storage operators for approximately $14.3 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.  In conjunction with the joint venture agreement entered in June 2008 (see Note 12 to the financial statements), potential acquisition opportunities over the first nine months of the agreement will be offered to the joint venture.  The Company's acquisitions over this period will therefore be limited to facilities that do not fit the joint venture's investment objectives, but do meet ours.  In July 2008, the Company's joint venture (Sovran HHF Storage Holdings LLC) acquired 21 properties for approximately $144 million.  The Company's equity contribution to the joint venture for these purchases was approximately $15.5 million, which was financed through draws on our line of credit.

In addition, we are continuing with our program of expanding and enhancing our existing properties.  In 2008, we expect to add as much as 700,000 square feet of climate and/or humidity controlled space, and acquire several parcels of land contiguous to our existing stores.  The projected cost of these revenue enhancing improvements is estimated at approximately $50 million.  During the first nine months of 2008 we completed approximately $16.5 million of such revenue enhancing improvements.  Funding of these and the above-mentioned improvements is expected to be provided primarily from borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to continue making capital expenditures on our properties.  This includes repainting, paving, and remodeling of the office buildings.  For the first nine months of 2008 we spent approximately $14.4 million on such improvements and we expect to spend approximately $5 million for the remainder of 2008.

CONTRACTUAL OBLIGATIONS

Refer to Notes 6 and 7 of the financial statements for changes in the contractual obligations relative to our unsecured line of credit and term notes.  Our other contractual obligations have not changed materially from the disclosures in our 2007 Form 10-K.

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

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of September 30, 2008, 419,952 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At September 30, 2008, we have seven outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$50 Million…………..	11/14/05	9/1/09	4.3900%	1 month LIBOR
$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	10/10/06	9/1/09	4.4800%	1 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million…………..	9/1/09	6/22/12	4.7100%	1 month LIBOR
$25 Million…………..	9/1/09	6/22/12	4.2875%	1 month LIBOR

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

At September 30, 2008, all of our unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt at September 30, 2008, a 1% increase in interest rates would have a $0.1 million effect on our interest expense annually.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2008.  There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008.

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
November 7, 2008 Date