Form 10-Q
period 2009-03-31
SOVRAN SELF STORAGE INC
filed 2009-05-11
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number: 1-13820

SOVRAN SELF STORAGE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	16-1194043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6467 Main Street
Williamsville, NY 14221
(Address of principal executive offices)  (Zip code)

(716) 633-1850
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

As of April 23, 2009, 22,672,923 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Item 1.	Financial Information Financial Statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2009 (unaudited)	December 31, 2008
Assets
Investment in storage facilities:
Land	$ 240,525	$ 240,525
Building, equipment, and construction in progress	1,155,454	1,148,676
	1,395,979	1,389,201
Less: accumulated depreciation	(225,009)	(216,644)
Investment in storage facilities, net	1,170,970	1,172,557
Cash and cash equivalents	7,416	4,486
Accounts receivable	1,842	2,971
Receivable from related parties	-	14
Receivable from unconsolidated joint venture	183	336
Investment in unconsolidated joint ventures	20,010	20,111
Prepaid expenses	3,626	4,691
Other assets	6,987	7,460
Total Assets	$ 1,211,034 ========	$ 1,212,626 ========
Liabilities
Line of credit	$ 23,000	$ 14,000
Term notes	500,000	500,000
Accounts payable and accrued liabilities	18,532	23,979
Deferred revenue	5,747	5,659
Fair value of interest rate swap agreements	25,493	25,490
Accrued dividends	14,136	14,090
Mortgages payable	108,777	109,261
Total Liabilities	695,685	692,479
Noncontrolling redeemable Operating Partnership Units	9,142	15,118

Equity
Common stock $.01 par value, 100,000,000 shares authorized, 22,086,901 shares outstanding (22,016,348 at December 31, 2008)	233	232
Additional paid-in capital	668,402	666,633
Accumulated deficit	(123,232)	(122,581)
Accumulated other comprehensive loss	(25,103)	(25,162)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	493,125	491,947
Noncontrolling interest - consolidated joint venture	13,082	13,082
Total Equity	506,207	505,029
Total Liabilities and Equity	$ 1,211,034 =========	$ 1,212,626 =========
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	January 1, 2009 to March 31, 2009	January 1, 2008 to March 31, 2008
Revenues
Rental income	$ 47,660	$ 48,057
Other operating income	1,886	1,562
Total operating revenues	49,546	49,619

Expenses
Property operations and maintenance	13,438	13,795
Real estate taxes	5,144	4,740
General and administrative	4,387	4,125
Depreciation and amortization	8,541	8,601
Total operating expenses	31,510	31,261

Income from operations	18,036	18,358
Other income (expenses)
Interest expense	(9,979)	(8,955)
Interest income	33	92
Equity in income of joint ventures	30	12
Income from continuing operations	8,120	9,507
Income from discontinued operations	-	82
Consolidated net income	8,120	9,589
Less: net income attributable to noncontrolling interests	(485)	(636)
Net income attributable to controlling interests	$ 7,635 =======	$ 8,953 =======

Earnings per common share attributable to controlling interests – basic
Continuing operations	$ 0.35	$ 0.41
Discontinued operations	0.00	0.00
Earnings per common share – basic	$ 0.35 =======	$ 0.41 =======
Earnings per common share attributable to controlling interests – diluted
Continuing operations	$ 0.35	$ 0.41
Discontinued operations	0.00	0.00
Earnings per common share – diluted	$ 0.35 =======	$ 0.41 =======
Common shares used in basic earnings per share calculation	21,969,065	21,647,366
Common shares used in diluted earnings per share calculation	21,972,360	21,664,445

Dividends declared per common share	$ 0.64 =======	$ 0.63 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2009 to March 31, 2009	January 1, 2008 to March 31, 2008
Operating Activities
Net income	$ 8,120	$ 9,589
Adjustments to reconcile net income attributable to controlling interests to net cash provided by operating activities:
Depreciation and amortization	8,856	8,920
Equity in income of joint ventures	(30)	(12)
Distributions from unconsolidated joint venture	205	-
Non-vested stock earned	365	361
Stock option expense	71	47
Changes in assets and liabilities:
Accounts receivable	1,129	382
Prepaid expenses	1,078	(1,910)
Accounts payable and other liabilities	(5,383)	(4,006)
Deferred revenue	88	311
Net cash provided by operating activities	14,499	13,682

Investing Activities
Acquisition of storage facilities	-	(14,037)
Improvements, equipment additions, and construction in progress	(6,810)	(9,453)
Investment in unconsolidated joint venture	(75)	-
Reimbursement of advances to joint ventures	153	-
Property deposits	-	(1,519)
Receipts from related parties	14	13
Net cash used in investing activities	(6,718)	(24,996)

Financing Activities
Net proceeds from sale of common stock	1,334	3,384
Proceeds from line of credit	9,000	-
Proceeds from term note	-	26,000
Financing costs	-	(39)
Dividends paid-common stock	(14,093)	(13,668)
Distributions to noncontrolling interest holders	(608)	(728)
Redemption of operating partnership units	-	(9)
Mortgage principal and capital lease payments	(484)	(403)
Net cash (used in) provided by financing activities	(4,851)	14,537
Net increase in cash	2,930	3,223
Cash at beginning of period	4,486	4,010
Cash at end of period	$ 7,416 =======	$ 7,233 =======
Supplemental cash flow information Cash paid for interest	$ 8,786	$ 8,184
Fair value of net liabilities assumed on the acquisition of storage facilities *	-	68
* See Note 4 for fair value of land, building, and equipment acquired during the period

Dividends declared but unpaid were $14,136 at March 31, 2009 and $13,735 at March 31, 2008.

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	January 1, 2009	January 1, 2008
	to	to
(dollars in thousands)	March 31, 2009	March 31, 2008

Consolidated net income	$ 8,120	$ 9,589
Other comprehensive income:
Change in fair value of derivatives	59	(2,853)
Total other comprehensive income	8,179	6,736
Less: comprehensive income attributable to noncontrolling interest	(486)	(581)
Comprehensive income attributable to controlling interest	$ 7,693 ======	$ 6,155 =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Reclassification: Certain amounts from the 2008 financial statements have been reclassified as a result of the sale of a storage facility in April 2008 that has been reclassified as discontinued operations (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States.  On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering.  At March 31, 2009, we had an ownership interest in and managed 385 self-storage properties in 24 states under the name Uncle Bob's Self Storage ®.  Among our 385 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner.   Over 40% of the Company's revenue is derived from stores in the states of Texas and Florida.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership").  Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.1% ownership interest therein as of March 31, 2009.  The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

In June 2008, the Company made an additional investment of $6.1 million in Locke Sovran I, LLC that increased the Company's ownership from approximately 70% to 100%.

Effective January 1, 2009, the Company adopted FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 requires that the portion of equity in a subsidiary attributable to the owners of the subsidiary other than the parent or the parent's affiliates be labeled "noncontrolling interests" and presented in the consolidated balance sheet as a component of equity.  SFAS No. 160 does not significantly change the Company's past accounting practices with respect to the attribution of net income between controlling and noncontrolling interests, however, the provisions of SFAS No. 160 require that earnings attributable to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense.  In addition, SFAS No. 160 requires the disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests in the face of the statement of operations.  SFAS No. 160 is applied retrospectively and all prior period information has been presented and disclosed in accordance with these new requirements.  The adoption of SFAS No. 160 did not result in any differences between net income available to common shareholders as previously reported and net income attributable to controlling interests as currently reported.

As a result of the adoption of SFAS No. 160 we now present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called "Noncontrolling interests - consolidated joint venture" in the consolidated balance sheets.  Prior to the adoption of SFAS No. 160, the noncontrolling interests in Locke Sovran II, LLC were called "Minority interest - consolidated joint venture" and were presented in the "mezzanine" section of the consolidated balance sheet, above equity.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units.  Prior to the adoption of SFAS No. 160, we referred to these noncontrolling interests as "Minority interest - Operating Partnership."  These interests are presented in the "mezzanine" section of the consolidated balance sheet because they don't meet the functional definition of a liability or equity under current authorative accounting literature.  These represent the outside ownership interests of the limited partners in the Operating Partnership.  The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash.  Effective January 1, 2009, the Company accounts for these noncontrolling redeemable operating partnership units under the provisions of EITF D-98, "Classification and Measurement of Redeemable Securities."  The application of the EITF D-98 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount).  The offset to the adjustment to the carrying amount of the noncontrolling redeemable operating partnership units is reflected in retained earnings.  Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable operating partnership units are reflected at redemption value at December 31, 2008, equal to the number of units outstanding multiplied by the fair market value of the Company's common stock at that date.  At March 31, 2009, the noncontrolling redeemable operating partnership units are recorded at carrying value determined under the Company's historical basis of accounting which exceeded redemption value at that date.

Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

(dollars in thousands)	Parent	Noncontrolling Interests	Total

Balance at December 31, 2008	$ 491,947	$ 13,082	$ 505,029

Net income attributable to the parent	7,635	-	7,635
Net income attributable to noncontrolling interest holders	-	340	340
Change in fair value of derivatives	59	-	59
Dividends	(14,136)	-	(14,136)
Distributions to noncontrolling interest holders	-	(340)	(340)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	5,853	-	5,853
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	1,293	-	1,293
Other	474	-	474

Balance at March 31, 2009	$ 493,125	$ 13,082	$ 506,207

3.	STOCK BASED COMPENSATION

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

For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense (included in general and administrative expense) of $71,000 and $47,000, respectively, related to stock options under Statement 123(R) and $365,000 and $361,000, respectively, related to amortization of non-vested stock grants.

During the three months ended March 31, 2009 and 2008, employees exercised 0 and 1,000 stock options respectively, and 25,471 and 23,032 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2009.

(dollars in thousands)
Cost:
Beginning balance	$ 1,389,201
Improvements and equipment additions	6,709
Net increase in construction in progress	110
Dispositions	(41)
Ending balance	$ 1,395,979

Accumulated Depreciation:
Beginning balance	$ 216,644
Depreciation expense during the period	8,396
Dispositions	(31)
Ending balance	$ 225,009

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of land and buildings are determined at replacement cost.  Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values.  The Company measures the value of in-place customer leases based on the Company's experience with customer turnover.  The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the three months ended March 31, 2009, the Company did not acquire any storage facilities.

5.	DISCONTINUED OPERATIONS

In April 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations in 2008.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the three months ended March 31, 2008.  The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2009 to Mar. 31, 2009	Jan. 1, 2008 to Mar. 31, 2008
Total revenue	$ -	$ 218
Property operations and maintenance expense	-	(64)
Real estate tax expense	-	(26)
Depreciation and amortization expense	-	(46)
Total income from discontinued operations	$ - =======	$ 82 =======

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The interest rate at March 31, 2009 on the Company's available line of credit was approximately 1.9% (1.8% at December 31, 2008).  At March 31, 2009, there was $102 million available on the unsecured line of credit.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  At March 31, 2009, the Company violated the leverage ratio covenant contained in the line of credit and term note agreements.  This covenant limits total consolidated liabilities to 55% of our gross asset value.  At March 31, 2009, this ratio was 55.4%.  The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures.  The agreement also defines a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate.

The Company has obtained a waiver of the violation as of March 31, 2009.  In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.  The Company is negotiating an amendment to the unsecured line of credit and term note agreements, to revise the leverage ratio covenant, although there can be no assurances that the Company will be able to effectuate an amendment.

On May 6, 2009, the Company announced a planned reduction in its quarterly dividend for the remainder of 2009.  The Company believes that this planned reduction in the quarterly dividend, in conjunction with the other alternatives the Company is exploring to raise capital and preserve liquidity, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.

7.	MORTGAGES PAYABLE

Mortgages payable at March 31, 2009 and December 31, 2008 consist of the following:

(dollars in thousands)	March 31, 2009	December 31, 2008
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.4 million, principal and interest paid monthly	$ 28,884	$ 29,033
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.9 million, principal and interest paid monthly	42,318	42,603
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,475	3,510
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	995	1,000
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly	1,091	1,098
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.7 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	25,979	25,930
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.2 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	6,035	6,087
Total mortgages payable	$ 108,777 =======	$ 109,261 =======

The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.  An immaterial premium exists at March 31, 2009, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company's debt obligations and interest rate derivatives at March 31, 2009.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

Expected Maturity Date Including Discount
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 1.375 (1.90% at March 31, 2009)………………...	-	-	$23,000	-	-	-	$23,000	$23,000

Notes Payable:
Term note - variable rate LIBOR+1.625% (2.14% at March 31, 2009)………………......	-	-	-	$250,000	-	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50% (3.30% at March 31, 2009)………………......	-	-	-	-	$ 20,000	-	$ 20,000	$ 20,000
Term note - fixed rate 6.26%...............................	-	-	-	-	$ 80,000	-	$ 80,000	$ 80,279
Term note - fixed rate 6.38%...............................	-	-	-	-	-	$ 150,000	$150,000	$146,171

Mortgage note - fixed rate 7.80%......................	$ 437	$ 630	$ 27,817	-	-	-	$ 28,884	$ 29,877
Mortgage note - fixed rate 7.19%......................	$ 843	$ 1,211	$ 1,301	$ 38,963	-	-	$ 42,318	$ 43,919
Mortgage note - fixed rate 7.25%......................	$ 106	$ 149	$ 3,220	-	-	-	$ 3,475	$ 3,453
Mortgage note - fixed rate 6.76%......................	$ 18	$ 25	$ 27	$ 29	$ 896	-	$ 995	$ 1,016
Mortgage note - fixed rate 6.35%......................	$ 19	$ 28	$ 30	$ 31	$ 34	$ 949	$ 1,091	$ 1,099
Mortgage notes - fixed rate 5.55%....................	$ 25,979	-	-	-	-	-	$ 25,979	$ 26,348
Mortgage notes - fixed rate 7.50%....................	$ 156	$ 222	$ 5,657	-	-	-	$ 6,035	$ 6,188

Interest rate derivatives – liability…………….	-	-	-	-	-	-	-	$ 25,493

8.  DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," which changes the disclosure requirements for derivative instruments and hedging activities.  The Company adopted SFAS No. 161 as of January 1, 2009 and the following disclosures meet the requirements of the standard.

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as Accumulated Other Comprehensive Income ("AOCI").  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial in 2009 and 2008.

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company.  Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $10.2 million through March 31, 2010.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

(dollars in thousands)	Jan. 1, 2009 to Mar. 31, 2009	Jan. 1, 2008 to Mar. 31, 2008
Adjustments to interest expense:
Realized (loss) gain reclassified from accumulated other comprehensive loss to interest expense	$ (2,454)	$ 93

Adjustments to other comprehensive income (loss):
Realized loss (gain) reclassified to interest expense for 2009 and 2008, respectively	2,454	(93)
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps for 2009 and 2008, respectively	(2,395)	(2,760)
Gain (loss) included in other comprehensive loss	$ 59 =======	$ (2,853) =======

9.  FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps.....................................	(25,493)	-	(25,493)	-

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

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC ("Sovran HHF"), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company.  The carrying value of the Company's investment at March 31, 2009 was $20.0 million.  Twenty five properties were acquired by Sovran HHF as of March 31, 2009 for approximately $171.5 million.  The Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions.  As of March 31, 2009, the carrying value of the Company's investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs.  This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.

As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.3 million for the three months ended March 31, 2009.  The Company's share of Sovran HHF's income for the three months ended March 31, 2009 was $0.1 million.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.  The Company's investment includes a capital contribution of $49.  The carrying value of the Company's investment is a liability of $0.6 million at March 31, 2009 and $0.5 million at December 31, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets

A summary of the unconsolidated joint ventures' financial statements as of and for the three months ended March 31, 2009 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 169,569	$ -
Investment in office building	-	5,463
Other assets	3,831	636
Total Assets	$ 173,400 =======	$ 6,099 =======
Due to the Company	$ 183	$ -
Mortgages payable	79,609	7,135
Other liabilities	2,240	245
Total Liabilities	82,032	7,380
Unaffiliated partners' equity (deficiency)	73,094	(729)
Company equity (deficiency)	18,274	(552)
Total Liabilities and Partners' Equity (deficiency)	$ 173,400 =======	$ 6,099 ======

Income Statement Data:
Total revenues	$ 4,425	$ 280
Total expenses	4,282	297
Net income (loss)	$ 143 =======	$ (17) ======

The Company does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.

12.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.  Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Company's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the three months ended March 31, 2009 and 2008.  As of March 31, 2009 and December 31, 2008, the Company had no amounts accrued related to uncertain tax positions.  The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

13.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."  Effective January 1, 2009, we implemented FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  The adoption of this FSP did not have a material impact on our earnings per share calculation.

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Three months ended March 31,
(Amounts in thousands, except per share data)	2009	2008

Numerator: Net income from continuing operations attributable to controlling interests	$ 7,635	$ 8,871

Denominator: Denominator for basic earnings per share - weighted average shares	21,969	21,647
Effect of Dilutive Securities: Stock options and warrants and non-vested stock	3	17

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	21,972	21,664

Basic Earnings per Common Share from continuing operations	$ 0.35	$ 0.41
Basic Earnings per Common Share	$ 0.35	$ 0.41

Diluted Earnings per Common Share from continuing operations	$ 0.35	$ 0.41
Diluted Earnings per Common Share	$ 0.35	$ 0.41

Not included in the effect of dilutive securities above are 330,213 stock options and 119,818 unvested restricted shares for the three months ended March 31, 2009, and 137,600 stock options and 118,296 unvested restricted shares for the three months ended March 31, 2008, because their effect would be antidilutive.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," in April 2009.  FSP 157-4 provides guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of the provisions of FSP 157-4 is not anticipated to materially impact the Company's consolidated financial position, cash flows, and results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to comply with debt covenants, our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2009 THROUGH MARCH 31, 2009, COMPARED TO THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2008

We recorded rental revenues of $47.7 million for the three months ended March 31, 2009, a decrease of $0.4 million or 0.8% when compared to the three months ended March 31, 2008 rental revenues of $48.1 million.  Of the decrease in rental revenue, $0.6 million resulted from a 1.3% decrease in rental revenues at the 357 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2008).  The decrease in same store rental revenues was a result of a 150 basis point decrease in average square foot occupancy slightly offset by a 0.2% increase in rental rates.  We believe general economic conditions have caused consumers to question the need for self-storage and the decline in housing sales has reduced demand for our product.  The acquisition of three stores during 2008 resulted in a $0.2 million increase in rental income.  Other income, which includes merchandise sales, insurance sales, truck rentals, management fees and acquisition fees, increased in 2009 primarily as a result of $0.3 million of management fees generated from our unconsolidated joint venture entered in May 2008, Sovran HHF Storage Holdings LLC.

Property operations and maintenance decreased $0.4 million in the three months ended March 31, 2009 compared to the same period in 2008.  The decrease was achieved through various cost control measures that we put in place to mitigate the effect of the decline in revenue.  Real estate taxes increased $0.4 million or 8.5%.  The Company estimates a majority of its property tax expense throughout the year since invoices are not received until the third or fourth quarters.  We expect same-store operating costs to be relatively flat for the remainder of 2009 with increases attributable to property taxes offset by decreases in most operating and maintenance expenses.

General and administrative expenses increased $0.3 million or 6.4% from the first quarter of 2008 to the same period in 2009.  The increase primarily resulted from the costs associated with managing the 25 joint venture properties and from the three Company stores acquired in 2008.

Depreciation and amortization expense remained flat.

Interest expense increased from $9.0 million in 2008 to $10.0 million in 2009 as a result of additional borrowings under our line of credit and term notes to purchase three stores in 2008, as well as an increase in interest rates as a result of our debt refinancing in June 2008.

As described in Note 5 to the financial statements, during 2008 the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The 2008 operations of this facility are reported as discontinued operations.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2009	March 31, 2008
Net income attributable to controlling interests	$ 7,635	$ 8,953
Net income attributable to noncontrolling interest	485	636
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	8,541	8,647
Depreciation and amortization from unconsolidated joint ventures	208	15
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(309)	(339)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(340)	(462)
FFO available to controlling shareholders	$ 16,220 =======	$ 17,450 ======

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  At March 31, 2009, we violated the leverage ratio covenant contained in our line of credit and term note agreements.  This covenant limits our total consolidated liabilities to 55% of our gross asset value.  At March 31, 2009, this ratio was 55.4%.  The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures.  The agreement also defines a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate.

The Company has obtained a waiver of the violation as of March 31, 2009.  Also, we believe that as of April 30, 2009, the leverage ratio is below the covenant limit.  In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.  The Company is negotiating an amendment to the unsecured line of credit and term note agreements to revise the leverage ratio covenant, although there can be no assurances that we will be able to effectuate an amendment.

On May 6, 2009, we announced a planned reduction in our quarterly dividend for the remainder of 2009.  We believe that this planned reduction in the quarterly dividend, in conjunction with the other alternatives we are exploring to raise capital and preserve liquidity, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.

Our ability to retain cash flow is limited because we operate as a REIT.  In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders.  We believe that our internally generated net cash provided by operating activities will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through June 2011, at which time our revolving line of credit matures.  Future draws on our line of credit may be limited due to covenant restrictions.

Cash flows from operating activities were $14.5 million and $13.7 million for the three months ended March 31, 2009, and 2008, respectively.  The increase in operating cash flows from 2008 to 2009 was primarily due to a decrease in accounts receivable and prepaid expenses, offset by a decrease in net income and accounts payable.

Cash used in investing activities was $6.7 million and $25.0 million for the three months ended March 31, 2009, and 2008, respectively.  The decrease in cash used from 2008 to 2009 was attributable to reduced acquisition activity in 2009.

Cash used in financing activities was $4.9 million in the three months ended March 31, 2009 compared to cash provided by financing activities of $14.5 million for the same period in 2008.  Our reduced acquisition activity in 2009 was the driver behind the decrease in cash provided from financing activities from 2008 to 2009.

On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%.  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $150 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee.  The revolving line of credit maturity can be extended at our option until June 2012.  At March 31, 2009, there was $102 million available on the unsecured line of credit, although covenant restrictions may limit borrowings pursuant to the revolving credit facility.

We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $108.8 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.4 million, principal and interest paid monthly.  The outstanding balance at March 31, 2009 on this mortgage was $28.9 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.9 million, principal and interest paid monthly.  The outstanding balance at March 31, 2009 on this mortgage was $42.3 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.8 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at March 31, 2009 on this mortgage was $3.5 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at March 31, 2009 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly.  The outstanding balance at March 31, 2009 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.7 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at March 31, 2009 on this mortgage was $26.0 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.2 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at March 31, 2009 on this mortgage was $6.0 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

During the first three months of 2009, we issued approximately 56,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  We received $1.3 million from the sale of such shares.  We expect to issue shares when our share price and capital needs warrant such issuance.

During 2009 we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through March 31, 2009, we have reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the first three months of 2009 we did not purchase any properties and did not have any properties under contract for purchase.  At March 31, 2009, we have two properties under contract for sale for approximately $7.4 million. The sale of these properties is subject to significant contingencies, and there is no assurance that the properties will be sold.  We may seek to sell additional non-strategic properties in 2009.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets.  We believe that acquisitions will be limited until the capital markets stabilize and/or prices for self-storage facilities become more attractive.

In addition, we have curtailed our program of expanding and enhancing our existing properties.  In 2009, we expect to complete approximately $15 million on projects started in 2008.  Funding of these improvements is expected to be provided primarily from cash from operating activities, borrowings under our line of credit, and issuance of common shares through our Dividend Reinvestment and Stock Purchase Plan.

We also expect to continue making capital expenditures on our properties.  This includes repainting, paving, and remodeling of the office buildings.  For the first three months of 2009 we spent approximately $1.6 million on such improvements and we expect to spend approximately $8 million for the remainder of 2009.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2009, we expect our percentage of revenue from such sources will be approximately 98%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation.  Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of March 31, 2009, 419,952 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At March 31, 2009, we have seven outstanding interest rate swap agreements as summarized below:

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

At March 31, 2009, $500 million of our $523 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt at March 31, 2009, a 100 basis point increase in interest rates would increase our interest expense $0.2 million annually.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2009.  There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009.

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

We May Incur Problems with Our Real Estate Financing (This risk factor replaces the risk factor in our Form 10-K under the same heading)

Unsecured Credit Facility and Term Notes.  We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders.  This unsecured credit facility and the term notes are recourse to us and the required payments are not reduced if the economic performance of any of the properties declines.  The unsecured credit facility limits our ability to make distributions to our shareholders, except in limited circumstances.

Rising Interest Rates.  Indebtedness that we incur under the unsecured credit facility and bank term notes bear interest at a variable rate.  Accordingly, increases in interest rates could increase our interest expense, which would reduce our cash available for distribution and our ability to pay expected distributions to our shareholders.  We manage our exposure to rising interest rates using interest rate swaps and other available mechanisms.  If the amount of our indebtedness bearing interest at a variable rate increases, our unsecured credit facility may require us to enter into additional interest rate swaps.

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

Covenants and Risk of Default.  Our unsecured credit facility and term notes require us to operate within certain covenants, including financial covenants with respect to leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and dividend limitations.  If we violate any of these covenants or otherwise default under our unsecured credit facility or term notes, then our lenders could declare all indebtedness under these facilities to be immediately due and payable which would have a material adverse effect on our business and could require us to sell Properties under distress conditions and seek replacement financing on substantially more expensive terms.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Operating Partnership.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On each of December 22, 2008, January 22, 2009, February 23, 2009, March 23, 2009 and April 22, 2009, the Company sold shares of its Common Stock under its Dividend Reinvestment and Stock Purchase Plan (the "Plan") which were not registered under the Securities Act of 1933.  11,664 shares were sold on December 22, 2008 at $32.24 per share, 19,306 shares were sold on January 22, 2009 at $27.24 per share, 17,386 shares were sold on February 23, 2009 at $22.72 per share, 19,379 shares were sold on March 23, 2009 at $19.18 per share and 586,022 shares were sold on April 22, 2009 at $21.10 per share.  The Company received aggregate proceeds of $376,019 in connection with the sale of 11,664 shares on December 22, 2008, $1,292,508 in connection with the sales of an aggregate of 56,071 shares on January 22, 2009, February 23, 2009 and March 23, 2009, and $12,364,541 in connection with the sale of 586,022 shares on April 22, 2009.  5,706 of the shares issued on January 22, 2009 and 7,067 of the shares issued on April 22, 2009 were issued under the dividend reinvestment portion of the Plan and the remainder of the shares were issued under the direct purchase portion of the Plan.  The purchasers of such shares consisted of existing shareholders of the Company and a small number of additional investors.  The Company believes that certain of the sales may qualify for exemption from registration under Section 4(2) of the Securities Act of 1933.

The Company made no repurchases of any of its equity securities during the period covered by this report.

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
May 11, 2009 Date