Form 10-Q
period 2009-06-30
SOVRAN SELF STORAGE INC
filed 2009-08-07
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Large Accelerated Filer [ X ]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

As of July 28, 2009, 23,411,405 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Item 1.	Financial Information Financial Statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2009 (unaudited)	December 31, 2008
Assets
Investment in storage facilities:
Land	$ 240,525	$ 240,525
Building, equipment, and construction in progress	1,160,632	1,148,676
	1,401,157	1,389,201
Less: accumulated depreciation	(233,429)	(216,644)
Investment in storage facilities, net	1,167,728	1,172,557
Cash and cash equivalents	10,089	4,486
Accounts receivable	2,199	2,971
Receivable from related parties	-	14
Receivable from unconsolidated joint venture	161	336
Investment in unconsolidated joint ventures	19,989	20,111
Prepaid expenses	4,854	4,691
Other assets	6,580	7,460
Total Assets	$ 1,211,600 ========	$ 1,212,626 ========
Liabilities
Line of credit	$ -	$ 14,000
Term notes	500,000	500,000
Accounts payable and accrued liabilities	20,586	23,979
Deferred revenue	5,524	5,659
Fair value of interest rate swap agreements	19,883	25,490
Accrued dividends	-	14,090
Mortgages payable	108,314	109,261
Total Liabilities	654,307	692,479
Noncontrolling redeemable Operating Partnership Units	10,331	15,118

Equity
Common stock $.01 par value, 100,000,000 shares authorized, 23,391,184 shares outstanding (22,016,348 at December 31, 2008)	246	232
Additional paid-in capital	698,176	666,633
Accumulated deficit	(118,018)	(122,581)
Accumulated other comprehensive loss	(19,349)	(25,162)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	533,880	491,947
Noncontrolling interest - consolidated joint venture	13,082	13,082
Total Equity	546,962	505,029
Total Liabilities and Equity	$ 1,211,600 ========	$ 1,212,626 ========
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	April 1, 2009 to June 30, 2009	April 1, 2008 to June 30, 2008
Revenues
Rental income	$ 46,709	$ 48,432
Other operating income	2,090	1,688
Total operating revenues	48,799	50,120

Expenses
Property operations and maintenance	12,440	13,355
Real estate taxes	5,141	4,823
General and administrative	4,338	4,095
Depreciation and amortization	8,522	8,508
Total operating expenses	30,441	30,781

Income from operations	18,358	19,339
Other income (expenses)
Interest expense	(11,699)	(8,978)
Interest income	20	86
Equity in income of joint ventures	63	7
Income from continuing operations	6,742	10,454
Income from discontinued operations (including gain on disposal of $716 in 2008)	-	712
Consolidated net income	6,742	11,166
Less: net income attributable to noncontrolling interests	(456)	(625)
Net income attributable to controlling interests	$ 6,286 =======	$ 10,541 =======

Earnings per common share attributable to controlling interests – basic
Continuing operations	$ 0.28	$ 0.45
Discontinued operations	0.00	0.04
Earnings per common share – basic	$ 0.28 =======	$ 0.49 =======
Earnings per common share attributable to controlling interests – diluted
Continuing operations	$ 0.28	$ 0.45
Discontinued operations	0.00	0.03
Earnings per common share – diluted	$ 0.28 =======	$ 0.48 =======
Common shares used in basic earnings per share calculation	22,613,518	21,727,506
Common shares used in diluted earnings per share calculation	22,616,553	21,760,891

Dividends declared per common share	$ 0.00 =======	$ 0.63 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	January 1, 2009 to June 30, 2009	January 1, 2008 to June 30, 2008
Revenues
Rental income	$ 94,368	$ 96,490
Other operating income	3,975	3,250
Total operating revenues	98,343	99,740

Expenses
Property operations and maintenance	25,877	27,150
Real estate taxes	10,285	9,563
General and administrative	8,724	8,220
Depreciation and amortization	17,063	17,109
Total operating expenses	61,949	62,042

Income from operations	36,394	37,698
Other income (expenses)
Interest expense	(21,678)	(17,933)
Interest income	53	178
Equity in income of joint ventures	94	19
Income from continuing operations	14,863	19,962
Income from discontinued operations (including gain on disposal of $716 in 2008)	-	794
Consolidated net income	14,863	20,756
Less: net income attributable to noncontrolling interests	(942)	(1,262)
Net income attributable to controlling interests	$ 13,921 =======	$ 19,494 =======

Earnings per common share attributable to controlling interests – basic
Continuing operations	$ 0.62	$ 0.86
Discontinued operations	0.00	0.04
Earnings per common share – basic	$ 0.62 =======	$ 0.90 =======
Earnings per common share attributable to controlling interests – diluted
Continuing operations	$ 0.62	$ 0.86
Discontinued operations	0.00	0.04
Earnings per common share – diluted	$ 0.62 =======	$ 0.90 =======
Common shares used in basic earnings per share calculation	22,291,292	21,687,436
Common shares used in diluted earnings per share calculation	22,294,457	21,712,668

Dividends declared per common share	$ 0.64 =======	$ 1.26 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2009 to June 30, 2009	January 1, 2008 to June 30, 2008
Operating Activities
Net income	$ 14,863	$ 20,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,693	17,717
Gain on sale	-	(716)
Equity in income of joint ventures	(94)	(19)
Distributions from unconsolidated joint venture	361	-
Non-vested stock earned	689	705
Stock option expense	180	137
Changes in assets and liabilities:
Accounts receivable	772	225
Prepaid expenses	(148)	(1,354)
Accounts payable and other liabilities	(3,154)	(2,424)
Deferred revenue	(135)	439
Net cash provided by operating activities	31,027	35,466

Investing Activities
Acquisition of storage facilities	-	(14,037)
Improvements, equipment additions, and construction in progress	(11,999)	(21,666)
Net proceeds from the sale of storage facility	-	7,002
Investment in unconsolidated joint venture	(179)	(6,206)
Reimbursement of advances to joint ventures	175	-
Property deposits	-	(1,245)
Receipts from related parties	14	13
Net cash used in investing activities	(11,989)	(36,139)

Financing Activities
Net proceeds from sale of common stock	30,688	6,306
Proceeds from line of credit	24,000	-
Payments on line of credit	(38,000)	(206,000)
Proceeds from term notes	-	250,000
Financing costs	-	(2,946)
Dividends paid-common stock	(28,228)	(27,403)
Distributions to noncontrolling interest holders	(948)	(1,417)
Redemption of operating partnership units	-	(9)
Mortgage principal and capital lease payments	(947)	(808)
Net cash (used in) provided by financing activities	(13,435)	17,723
Net increase in cash	5,603	17,050
Cash at beginning of period	4,486	4,010
Cash at end of period	$ 10,089 =======	$ 21,060 =======
Supplemental cash flow information Cash paid for interest	$ 20,617	$ 18,362
Fair value of net liabilities assumed on the acquisition of storage Facilities *	-	68
* See Note 4 for fair value of land, building, and equipment acquired during the period

Dividends declared but unpaid were $0 at June 30, 2009 and $13,791 at June 30, 2008.

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	January 1, 2009	January 1, 2008
	to	to
(dollars in thousands)	June 30, 2009	June 30, 2008

Consolidated net income	$ 14,863	$ 20,756
Other comprehensive income:
Change in fair value of derivatives	5,813	(2,830)
Total other comprehensive income	20,676	17,926
Less: comprehensive income attributable to noncontrolling interest	(1,045)	(1,208)
Comprehensive income attributable to controlling interest	$ 19,631 =======	$ 16,718 =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the "Company," "We," "Our," or "Sovran"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2009, we had an ownership interest in and managed 385 self-storage properties in 24 states under the name Uncle Bob's Self Storage ®.  Among our 385 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner.   Over 40% of the Company's revenue is derived from stores in the states of Texas and Florida.

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership"). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.2% ownership interest therein as of June 30, 2009. The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Effective January 1, 2009, the Company adopted FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 requires that the portion of equity in a subsidiary attributable to the owners of the subsidiary other than the parent or the parent's affiliates be labeled "noncontrolling interests" and presented in the consolidated balance sheet as a component of equity.  SFAS No. 160 does not significantly change the Company's past accounting practices with respect to the attribution of net income between controlling and noncontrolling interests, however, the provisions of SFAS No. 160 require that earnings attributable to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense.  In addition, SFAS No. 160 requires the disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the statement of operations.  SFAS No. 160 is applied retrospectively and all prior period information has been presented and disclosed in accordance with these new requirements.  The adoption of SFAS No. 160 did not result in any differences between net income available to common shareholders as previously reported and net income attributable to controlling interests as currently reported.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. Prior to the adoption of SFAS No. 160, we referred to these noncontrolling interests as "Minority interest - Operating Partnership."  These interests are presented in the "mezzanine" section of the consolidated balance sheet because they don't meet the functional definition of a liability or equity under current authorative accounting literature.  These represent the outside ownership interests of the limited partners in the Operating Partnership.  The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash.  Effective January 1, 2009, the Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, "Classification and Measurement of Redeemable Securities."  The application of the EITF D-98 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in retained earnings.  Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2008, equal to the number of Units outstanding multiplied by the fair market value of the Company's common stock at that date. At June 30, 2009, the noncontrolling redeemable Operating Partnership Units are recorded at redemption value which exceeded the value determined under the Company's historical basis of accounting at that date.

Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

(dollars in thousands)	Parent	Noncontrolling Interests	Total

Balance at December 31, 2008	$ 491,947	$ 13,082	$ 505,029

Net income attributable to the parent	13,921	-	13,921
Net income attributable to noncontrolling interest holders	-	680	680
Change in fair value of derivatives	5,813	-	5,813
Dividends	(14,138)	-	(14,138)
Distributions to noncontrolling interest holders	-	(680)	(680)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	4,780	-	4,780
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	30,688	-	30,688
Other	869	-	869

Balance at June 30, 2009	$ 533,880	$ 13,082	$ 546,962

3.	STOCK BASED COMPENSATION

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

For the three months ended June 30, 2009 and 2008, the Company recorded compensation expense (included in general and administrative expense) of $109,000 and $90,000, respectively, related to stock options under Statement 123(R) and $324,000 and $344,000, respectively, related to amortization of non-vested stock grants.  For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense (included in general and administrative expense) of $180,000 and $137,000, respectively, related to stock options under Statement 123(R) and $689,000 and $705,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2009 and 2008, employees exercised 0 and 200 stock options respectively, and 4,127 and 1,564 shares of non-vested stock, respectively, vested.  During the six months ended June 30, 2009 and 2008, employees exercised 0 and 1,200 stock options respectively, and 29,598 and 24,680 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2009.

(dollars in thousands)
Cost:
Beginning balance	$ 1,389,201
Improvements and equipment additions	8,612
Net increase in construction in progress	3,402
Dispositions	(58)
Ending balance	$ 1,401,157

Accumulated Depreciation:
Beginning balance	$ 216,644
Depreciation expense during the period	16,828
Dispositions	(43)
Ending balance	$ 233,429

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values.  The Company measures the value of in-place customer leases based on the Company's experience with customer turnover.  The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the six months ended June 30, 2009, the Company did not acquire any storage facilities.

5.	DISCONTINUED OPERATIONS

In April 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of this facility and the gain on sale are reported as discontinued operations in 2008.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the six months ended June 30, 2008.  The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Apr. 1, 2009 to Jun. 30, 2009	Apr. 1, 2008 to Jun. 30, 2008	Jan. 1, 2009 to Jun. 30, 2009	Jan. 1, 2008 to Jun. 30, 2008
Total revenue	$ -	$ 15	$ -	$ 233
Property operations and maintenance expense	-	(12)	-	(76)
Real estate tax expense	-	(7)	-	(33)
Depreciation and amortization expense	-	-	-	(46)
Net realized gain on sale of property	-	716	-	716
Total income from discontinued operations	$ -	$ 712	$ -	$ 794

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 2.0% (based on the Company's current credit rating).  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.75% (based on the Company's current credit rating), and requires a 0.25% facility fee.  The interest rate at June 30, 2009 on the Company's available line of credit was approximately 2.06% (1.8% at December 31, 2008).  At June 30, 2009, there was $125 million available on the unsecured line of credit.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 8.38% (based on the Company's current credit rating).

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  At June 30, 2009, the Company was in compliance with its debt covenants.  At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements.  In May 2009, the Company obtained a waiver of the violation as of March 31, 2009.  The fees paid to obtain the waiver were approximately $1 million and are included in interest expense for the three months ended June 30, 2009.

As a result of the debt covenant violation and operating trends, a credit rating firm adjusted the Company's rating on its revolving credit facility and term notes.  This action will result in an increase in the Company's interest expense of $3.9 million on an annualized basis.

7.	MORTGAGES PAYABLE

Mortgages payable at June 30, 2009 and December 31, 2008 consist of the following:

(dollars in thousands)	June 30, 2009	December 31, 2008
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.1 million, principal and interest paid monthly	$ 28,743	$ 29,033
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.4 million, principal and interest paid monthly	42,045	42,603
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,440	3,510
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	989	1,000
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly	1,085	1,098
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.5 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	26,029	25,930
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.1 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,983	6,087
Total mortgages payable	$ 108,314	$ 109,261

The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.  An immaterial premium exists at June 30, 2009, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company's debt obligations and interest rate derivatives at June 30, 2009.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

Expected Maturity Date Including Discount
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 1.75 (2.06% at June 30, 2009)…………………..	-	-	-	-	-	-	-	-

Notes Payable:
Term note - variable rate LIBOR+2.0% (2.31% at June 30, 2009)…………………..	-	-	-	$250,000	-	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50% (3.30% at June 30, 2009)…………………..	-	-	-	-	$ 20,000	-	$ 20,000	$ 20,000
Term note - fixed rate 6.26%.............................	-	-	-	-	$ 80,000	-	$ 80,000	$ 72,033
Term note - fixed rate 8.38%.............................	-	-	-	-	-	$ 150,000	$150,000	$145,246

Mortgage note - fixed rate 7.80%......................	$ 296	$ 630	$ 27,817	-	-	-	$ 28,743	$ 29,655
Mortgage note - fixed rate 7.19%......................	$ 570	$ 1,211	$ 1,301	$ 38,963	-	-	$ 42,045	$ 43,527
Mortgage note - fixed rate 7.25%......................	$ 71	$ 149	$ 3,220	-	-	-	$ 3,440	$ 3,421
Mortgage note - fixed rate 6.76%......................	$ 12	$ 25	$ 27	$ 29	$ 896	-	$ 989	$ 996
Mortgage note - fixed rate 6.35%......................	$ 13	$ 28	$ 30	$ 31	$ 34	$ 949	$ 1,085	$ 1,076
Mortgage notes - fixed rate 5.55%.....................	$ 26,029	-	-	-	-	-	$ 26,029	$ 23,316
Mortgage notes - fixed rate 7.50%.....................	$ 104	$ 222	$ 5,657	-	-	-	$ 5,983	$ 6,147

Interest rate derivatives – liability…………….	-	-	-	-	-	-	-	$ 19,883

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swap agreements are the only derivative instruments, as defined by SFAS No. 133, held by the Company.  Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $11.2 million for the twelve months ended June 30, 2010.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

(dollars in thousands)	Jan. 1, 2009 to Jun. 30, 2009	Jan. 1, 2008 to Jun. 30, 2008
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$ (4,924)	$ (300)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense for 2009 and 2008, respectively	4,924	300
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps for 2009 and 2008, respectively	889	(3,130)
Gain (loss) included in other comprehensive loss	$ 5,813	$ (2,830)

9.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 57).  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  SFAS 157 defines fair value based upon an exit price model.

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

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities.  We applied the provisions of SFAS 157 in determining the fair value of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis effective January 1, 2009.  Assets that are measured on a nonrecurring basis include those measured at fair value in a business combination accounted for under the provisions of SFAS 141R, as well as investments in storage facilities in circumstances when we determine that those assets are impaired under the provisions of SFAS 144.  No non-recurring fair value measurements were made during the three months ended June 30, 2009.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps……..	(19,883)	-	(19,883)	-

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC ("Sovran HHF"), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company.  The carrying value of the Company's investment at June 30, 2009 was $20.0 million.  Twenty five properties were acquired by Sovran HHF through June 30, 2009 for approximately $171.5 million.  The Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions.  As of June 30, 2009, the carrying value of the Company's investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs.  This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.

As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.6 million for the six months ended June 30, 2009.  The Company's share of Sovran HHF's income for the six months ended June 30, 2009 was $0.1 million.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.  The Company's investment includes a capital contribution of $49.  The carrying value of the Company's investment is a liability of $0.5 million at June 30, 2009 and December 31, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

A summary of the unconsolidated joint ventures' financial statements as of and for the six months ended June 30, 2009 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 169,261	$ -
Investment in office building	-	5,416
Other assets	3,837	654
Total Assets	$ 173,098 =======	$ 6,070 =======
Due to the Company	$ 161	$ -
Mortgages payable	79,256	7,102
Other liabilities	2,414	205
Total Liabilities	81,831	7,307
Unaffiliated partners' equity (deficiency)	73,014	(707)
Company equity (deficiency)	18,253	(530)
Total Liabilities and Partners' Equity (deficiency)	$ 173,098 =======	$ 6,070 ======

Income Statement Data:
Total revenues	$ 8,764	$ 575
Total expenses	8,463	547
Net income	$ 301 =======	$ 28 ======
The Company does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.

11.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Company's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses.  No interest and penalties have been recognized for the six months ended June 30, 2009 and 2008.  As of June 30, 2009 and December 31, 2008, the Company had no amounts accrued related to uncertain tax positions.  The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."  Effective January 1, 2009, we implemented FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  The adoption of this FSP resulted in a change in the calculation of the denominator used to determine basis and diluted earnings per share, but did not have any impact on our earnings per share amounts.

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended Jun. 30, 2009	Three Months Ended Jun. 30, 2008	Six Months Ended Jun. 30, 2009	Six Months Ended Jun. 30, 2008
Numerator:
Net income from continuing operations attributable to controlling interests	$ 6,286	$ 9,829	$ 13,921	$ 18,700

Denominator:
Denominator for basic earnings per share - weighted average shares	22,614	21,728	22,291	21,687
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	3	33	3	26
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	22,617	21,761	22,294	21,713

Basic earnings per common share from continuing operations	$ 0.28	$ 0.45	$ 0.62	$ 0.86
Basic earnings per common share	$ 0.28	$ 0.49	$ 0.62	$ 0.90
Diluted earnings per common share from continuing operations	$ 0.28	$ 0.45	$ 0.62	$ 0.86
Diluted earnings per common share	$ 0.28	$ 0.48	$ 0.62	$ 0.90

Not included in the effect of dilutive securities above are 339,053 stock options and 117,248 unvested restricted shares for the three months ended June 30, 2009, and 286,163 stock options and 120,379 unvested restricted shares for the three months ended June 30, 2008, because their effect would be antidilutive.  Not included in the effect of dilutive securities above are 334,633 stock options and 118,533 unvested restricted shares for the six months ended June 30, 2009, and 211,882 stock options and 119,338 unvested restricted shares for the six months ended June 30, 2008, because their effect would be antidilutive.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued ("subsequent events").  More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  The Company adopted SFAS 165 on April 1, 2009.  We have evaluated subsequent events through August 7, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.  See Notes 14 and 15.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  SFAS 167 amends FASB Interpretation No. 46(R), "Variable Interest Entities" for determining whether an entity is a variable interest entity ("VIE") and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE.  Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity's economic performance.  SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4").  FSP SFAS 157-4 amends SFAS No. 157, "Fair Value Measurements" to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active."  Disclosures required by FSP SFAS 157-4 are included in Notes 7, 8 and 9.

On April 1, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS 107-1"), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, "Interim Financial Reporting."  FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies.  This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  The adoption of FSP SFAS 107-1 did not have a material impact on the Company's consolidated financial position or results of operations.  Disclosures required by SFAS 107 are included in Notes 7 and 9.

14.	COMMITMENT AND CONTINGENCIES

At June 30, 2009, we have a contract in place with a potential buyer for the possible sale of two properties for approximately $7.4 million.  The sale of these properties is subject to significant contingencies as of June 30, 2009, including the potential buyer's satisfactory completion of an inspection of the properties and the buyer securing funds from its lender to finance the transaction.  While there can be no assurances that we will successfully complete the sale of these properties, based upon the status of our dealings with the potential buyer, the sale of these properties is scheduled to close in August 2009.  Based on the terms of the contract we estimate that we will recognize a loss of approximately $1.5 million on the disposal of these properties in the third quarter of 2009.

The Company's current practice is to conduct environmental investigations in connection with property acquisitions.  At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

15.	SUBSEQUENT EVENT

On July 1, 2009, the Company declared a quarterly dividend of $0.45 per common share.  The dividend was paid on July 27, 2009 to shareholders of record on July 13, 2009.  The total dividend paid amounted to $10.5 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to comply with debt covenants; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2009 THROUGH JUNE 30, 2009, COMPARED TO THE PERIOD APRIL 1, 2008 THROUGH JUNE 30, 2008

We recorded rental revenues of $46.7 million for the three months ended June 30, 2009, a decrease of $1.7 million or 3.6% when compared to the three months ended June 30, 2008 rental revenues of $48.4 million.  Of the decrease in rental revenue, $1.8 million resulted from a 3.8% decrease in rental revenues at the 359 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2008).  The decrease in same store rental revenues was the result of a 130 basis point decrease in average square foot occupancy and a decrease in rental rates of 2.8%.  We believe general economic conditions have caused consumers to be more price-sensitive and have led to us offering more upfront concessions resulting in the decrease in our rental rates.  The acquisition of one store subsequent to April 1, 2008, resulted in a $0.1 million increase in rental income.  Other income, which includes merchandise sales, insurance sales, truck rentals, management fees and acquisition fees, increased in 2009 primarily as a result of $0.3 million of management fees generated from our unconsolidated joint venture entered in May 2008, Sovran HHF Storage Holdings LLC.  No such management fees were earned in the three months ended June 30, 2008.

Property operations and maintenance decreased $0.9 million in the three months ended June 30, 2009 compared to the same period in 2008.  The decrease was achieved through various cost control measures that we put in place to mitigate the effect of the decline in revenue.  Real estate taxes increased $0.3 million or 6.6%.  The Company estimates a majority of its property tax expense throughout the year since invoices are not received until the third or fourth quarters.  We expect same-store operating costs to be slightly lower for the remainder of 2009 with increases attributable to property taxes offset by decreases in most operating and maintenance expenses.

General and administrative expenses increased $0.2 million or 5.9% from the second quarter of 2008 to the same period in 2009.  The increase primarily resulted from the costs associated with managing the 25 joint venture properties and from the three Company stores acquired in 2008.

Depreciation and amortization expense for the second quarter of 2009 was consistent with the amounts reflected in the second quarter of 2008.

Interest expense in the second quarter increased from $9.0 million in 2008 to $11.7 million in 2009 due to an increase in interest rates as a result of our debt refinancing in June 2008 as well as the $1.0 million in fees paid to obtain the waiver of the debt covenant violation in May 2009.  In addition, a credit ratings downgrade by Fitch Ratings in May 2009 on our unsecured floating rate notes triggered a 2.0% increase in the interest rate on our $150 million term notes and a 0.375% increase in the interest rate on our $250 million term notes.

As described in Note 5 to the financial statements, during 2008 the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The 2008 operations of this facility and the gain associated with the disposal are reported in income from discontinued operations for the second quarter of 2008.

FOR THE PERIOD JANUARY 1, 2009 THROUGH JUNE 30, 2009, COMPARED TO THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2008

We recorded rental revenues of $94.4 million for the six months ended June 30, 2009, a decrease of $2.1 million or 2.2% when compared to the six months ended June 30, 2008 rental revenues of $96.5 million.  Of the decrease in rental revenue, $2.5 million resulted from a 2.6% decrease in rental revenues at the 357 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2008).  The decrease in same store rental revenues was a result of a decrease in average square foot occupancy and a decrease in rental rates.  The acquisition of three stores subsequent to January 1, 2008, resulted in a $0.4 million increase in rental income.  Other income, which includes merchandise sales, insurance sales, truck rentals, management fees and acquisition fees, increased in 2009 primarily as a result of $0.6 million of management fees generated from our unconsolidated joint venture entered in May 2008, Sovran HHF Storage Holdings LLC.  No such management fees were earned in the six months ended June 30, 2008.

Property operations and maintenance decreased $1.3 million in the six months ended June 30, 2009 compared to the same period in 2008.  The decrease was achieved through various cost control measures that we put in place to mitigate the effect of the decline in revenue.  Real estate taxes increased $0.7 million or 7.6%, as a result of expected increases in these taxes.

General and administrative expenses increased $0.5 million or 6.1% from the first six months of 2008 to the same period in 2009.  The increase primarily resulted from the costs associated with managing the 25 joint venture properties and from the three Company stores acquired in 2008.

Depreciation and amortization expense for the six months ended June 30, 2009 was consistent with the amounts reflected for the six months ended June 30, 2008.

Interest expense for the six months increased from $17.9 million in 2008 to $21.7 million in 2009 due to an increase in interest rates as a result of our debt refinancing in June 2008, as well as the $1.0 million in fees paid to obtain the waiver of the debt covenant violation in May 2009.  In addition, as previously discussed, a credit ratings downgrade by Fitch Ratings in May 2009 on our unsecured floating rate notes triggered an increase in the interest rates on certain of our notes.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2009	June 30, 2008
Net income attributable to controlling interests	$ 13,921	$ 19,494
Net income attributable to noncontrolling interest	942	1,262
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	17,063	17,155
Depreciation and amortization from unconsolidated joint ventures	416	29
Gain on sale of real estate	-	(716)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(584)	(691)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(680)	(884)
FFO available to controlling shareholders	$ 31,078 =======	$ 35,649 ======

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  At June 30, 2009, the Company was in compliance with all debt covenants.  The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements.  This covenant limits our total consolidated liabilities to 55% of our gross asset value.  The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures.  The agreement also defines a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the agreements.  Based on current conditions we would violate this covenant if total consolidated liabilities increased by approximately $50 million (assuming the proceeds were invested at a return of 8%) or our annualized EBITDA decreased by more than $4.5 million from the annualized EBITDA achieved in the first six months of 2009.  This assumes no other actions taken by the Company (such as sale of properties, issuance of equity, or reduction of dividends).  At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements.  In May 2009, the Company obtained a waiver of the violation as of March 31, 2009.  The fees paid to obtain the waiver were approximately $1 million and are included in interest expense for the three months ended June 30, 2009.  In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.

On May 6, 2009, we announced a reduction in our quarterly dividend for the remainder of 2009 from $0.64 per quarter to $0.45 per quarter.  In addition to the reduction in the dividend, we changed our policy of declaring the dividend from the last week in the quarter to the first week following the quarter end.  As a result of this date change, no dividend was declared in the three months ended June 30, 2009, but a dividend was declared on July 1, 2009 and paid on July 27,

2009.  The dividend paid amounted to $10.5 million.  We expect to continue to pay four dividends in a calendar year.  We believe that the steps the Company has taken, including but not limited to the reduction in the quarterly dividend, and the equity raised through our Dividend Reinvestment and Stock Purchase, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.

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

Cash flows from operating activities were $31.0 million and $35.5 million for the six months ended June 30, 2009, and 2008, respectively.  The decrease in operating cash flows from 2008 to 2009 was primarily due to a decrease in net income.

Cash used in investing activities was $12.0 million and $36.1 million for the six months ended June 30, 2009, and 2008, respectively.  The decrease in cash used from the 2008 to 2009 period was attributable to reduced acquisition and property improvement activity in 2009.

Cash used in financing activities was $13.4 million in the six months ended June 30, 2009 compared to cash provided by financing activities of $17.7 million for the same period in 2008.  Our reduced appetite for acquisitions in 2009 was the driver behind the decrease in cash provided from financing activities from 2008 to 2009.  Cash flows provided by financing activities in the 2008 period were also partially the result of the June 2008 refinancing, discussed further below.

On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 2.0% (based on our current credit ratings).  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.75% (based on our current credit rating), and requires a 0.25% facility fee.  The revolving line of credit maturity can be extended at our option until June 2012.  At June 30, 2009, there was $125 million available on the unsecured line of credit, although covenant restrictions may limit borrowings pursuant to the revolving credit facility.

We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 8.38% (based on current credit ratings).

The line of credit facility and term notes currently have investment grade ratings from Standard and Poor's (BBB-).  As a result of the debt covenant violation and operating trends, a credit rating firm adjusted the Company's rating on its revolving credit facility and term notes.  This action will result in an increase in the Company's interest expense of $3.9 million on an annualized basis.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $108.3 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $43.1 million, principal and interest paid monthly.  The outstanding balance at June 30, 2009 on this mortgage was $28.7 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.4 million, principal and interest paid monthly.  The outstanding balance at June 30, 2009 on this mortgage was $42.0 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.7 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at June 30, 2009 on this mortgage was $3.4 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at June 30, 2009 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.8 million, principal and interest paid monthly.  The outstanding balance at June 30, 2009 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.5 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at June 30, 2009 on this mortgage was $26.0 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.1 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at June 30, 2009 on this mortgage was $6.0 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Company assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

During the first six months of 2009, we issued approximately 1,357,000 shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan.  We received $30.7 million from the sale of such shares.  We expect to issue shares when our share price and capital needs warrant such issuance.

During 2009 we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through June 30, 2009, we have reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the first six months of 2009 we did not purchase any properties and did not have any properties under contract for purchase.  At June 30, 2009, we have two properties under contract for sale for approximately $7.4 million. The sale of these properties is subject to significant contingencies, and there is no assurance that the properties will be sold.  We may seek to sell additional non-strategic properties in 2009.

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

We also expect to continue making capital expenditures on our properties.  This includes repainting, paving, and remodeling of the office buildings.  For the first six months of 2009 we spent approximately $3.2 million on such improvements and we expect to spend approximately $5 million for the remainder of 2009.

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

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of June 30, 2009, 419,952 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At June 30, 2009, we have seven outstanding interest rate swap agreements as summarized below:

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

At June 30, 2009, all of our unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt at June 30, 2009, a 100 basis point increase in interest rates would have no effect on our interest expense.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2009.  There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Shareholders was held on Monday, May 21, 2009. Results of shareholder voting at the Annual Meeting were as follows:

a.)	Directors	Votes For	Votes Withheld
	Robert J. Attea	20,519,473	321,280
	Kenneth F. Myszka	20,537,328	303,425
	John E. Burns	20,391,287	449,466
	Anthony P. Gammie	20,369,587	471,166
	Charles E. Lannon	19,245,468	1,595,285
	James R. Boldt	20,605,721	235,032

b.)	Adoption of the Sovran Self Storage, Inc. 2009 Outside Directors' Stock Option and Award Plan.

	Votes For	11,793,855
	Votes Against	5,808,924
	Abstentions	96,922
	Broker Non-Vote	3,141,052

c.)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2009.

	Votes For	20,412,568
	Votes Against	375,797
	Abstentions	52,386

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By: / S / David L. Rogers David L. Rogers Chief Financial Officer (Principal Accounting Officer)
August 7, 2009 Date