Form 10-Q
period 2009-09-30
SOVRAN SELF STORAGE INC
filed 2009-11-06
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission file number: 0-24071

SOVRAN ACQUISITION LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

Delaware	16-1481551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large Accelerated Filer [X]     Accelerated Filer [   ]     Non-accelerated Filer [   ] Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No  [ X ]

Part I. Item 1.	Financial Information Financial Statements

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except unit data)	September 30, 2009 (unaudited)	December 31, 2008
Assets
Investment in storage facilities:
Land	$ 237,813	$ 237,825
Building, equipment, and construction in progress	1,152,598	1,136,938
	1,390,411	1,374,763
Less: accumulated depreciation	(239,152)	(214,213)
Investment in storage facilities, net	1,151,259	1,160,550
Cash and cash equivalents	29,281	4,486
Accounts receivable	2,340	2,937
Receivable from related parties	-	14
Receivable from unconsolidated joint venture	133	336
Investment in unconsolidated joint ventures	19,974	20,111
Prepaid expenses	5,033	4,680
Other assets	6,237	7,460
Net assets of discontinued operations	-	12,003
Total Assets	$ 1,214,257 ========	$ 1,212,577 ========
Liabilities
Line of credit	$ -	$ 14,000
Term notes	500,000	500,000
Accounts payable and accrued liabilities	25,912	23,710
Deferred revenue	5,185	5,610
Fair value of interest rate swap agreements	20,632	25,490
Accrued distributions	-	14,359
Mortgages payable	107,842	109,261
Total Liabilities	659,571	692,430
Limited partners' redeemable capital interest (419,952 units in 2009 and 2008)	12,779	15,118

Partners' Capital
General partner (219,567 units outstanding in 2009 and 2008)	3,641	3,650
Limited partner (23,259,013 and 21,796,781 units outstanding in 2009 and 2008, respectively)	545,663	513,459
Accumulated other comprehensive loss	(20,479)	(25,162)
Total Controlling Partners' Capital	528,825	491,947
Noncontrolling interest - consolidated joint venture	13,082	13,082
Total Partners' Capital	541,907	505,029
Total Liabilities and Partners' Capital	$ 1,214,257 ========	$ 1,212,577 ========
See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	July 1, 2009 to September 30, 2009	July 1, 2008 to September 30, 2008
Revenues
Rental income	$ 47,708	$ 49,355
Other operating income	2,120	2,684
Total operating revenues	49,828	52,039

Expenses
Property operations and maintenance	13,242	14,568
Real estate taxes	5,165	4,816
General and administrative	4,568	4,267
Depreciation and amortization	8,364	8,561
Total operating expenses	31,339	32,212

Income from operations	18,489	19,827
Other income (expenses)
Interest expense	(10,873)	(10,034)
Interest income	22	94
Gain on the sale of land	1,127	-
Equity in income (loss) of joint ventures	60	(56)
Income from continuing operations	8,825	9,831
(Loss) income from discontinued operations (including loss on disposal of $1,009 in 2009)	(855)	220
Net income	7,970	10,051
Net income attributable to noncontrolling interests	(340)	(340)
Net income attributable to controlling interests	$ 7,630 =======	$ 9,711 =======

Earnings per common unit attributable to controlling interests – basic
Continuing operations	$ 0.36	$ 0.43
Discontinued operations	(0.04)	0.01
Earnings per common unit – basic	$ 0.32 =======	$ 0.44 =======
Earnings per common unit attributable to controlling interests – diluted
Continuing operations	$ 0.36	$ 0.43
Discontinued operations	(0.04)	0.01
Earnings per common unit – diluted	$ 0.32 =======	$ 0.44 =======
Common units used in basic earnings per unit calculation	23,755,909	22,232,896
Common units used in diluted earnings per unit calculation	23,769,431	22,255,763

Distributions declared per common unit	$ 0.45 =======	$ 0.64 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per unit data)	January 1, 2009 to September 30, 2009	January 1, 2008 to September 30, 2008
Revenues
Rental income	$ 141,228	$ 144,991
Other operating income	6,075	5,909
Total operating revenues	147,303	150,900

Expenses
Property operations and maintenance	38,879	41,433
Real estate taxes	15,394	14,326
General and administrative	13,292	12,487
Depreciation and amortization	25,267	25,516
Total operating expenses	92,832	93,762

Income from operations	54,471	57,138
Other income (expenses)
Interest expense	(32,552)	(27,966)
Interest income	75	273
Gain on the sale of land	1,127	-
Equity in income of joint ventures	154	(38)
Income from continuing operations	23,275	29,407
(Loss) income from discontinued operations (including loss on disposal of $1,009 in 2009 and gain on disposal of $716 in 2008)	(441)	1,400
Net income	22,834	30,807
Net income attributable to noncontrolling interests	(1,020)	(1,224)
Net income attributable to controlling interests	$ 21,814 =======	$ 29,583 =======

Earnings per common unit attributable to controlling interests – basic
Continuing operations	$ 0.97	$ 1.27
Discontinued operations	(0.02)	0.07
Earnings per common unit – basic	$ 0.95 =======	$ 1.34 =======
Earnings per common unit attributable to controlling interests – diluted
Continuing operations	$ 0.97	$ 1.27
Discontinued operations	(0.02)	0.06
Earnings per common unit – diluted	$ 0.95 =======	$ 1.33 =======
Common units used in basic earnings per unit calculation	23,059,465	22,150,998
Common units used in diluted earnings per unit calculation	23,066,083	22,175,441

Distributions declared per common unit	$ 1.09 =======	$ 1.90 =======

See notes to financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2009 to September 30, 2009	January 1, 2008 to September 30, 2008
Operating Activities
Net income	$ 22,834	$ 30,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,418	26,662
Gain on sale of land	(1,127)	-
Loss (gain) on sale of investments in storage facilities	1,009	(716)
Equity in (income) losses of joint ventures	(154)	38
Distributions from unconsolidated joint venture	537	160
Non-vested stock earned	1,013	1,074
Stock option expense	252	208
Changes in assets and liabilities:
Accounts receivable	577	(336)
Prepaid expenses	(339)	(1,058)
Accounts payable and other liabilities	1,828	3,425
Deferred revenue	(403)	40
Net cash provided by operating activities	52,445	60,304

Investing Activities
Acquisitions of storage facilities	-	(14,037)
Improvements, equipment additions, and construction in progress	(15,827)	(32,379)
Net proceeds from the sale of investments in storage facilities	12,006	7,002
Investment in unconsolidated joint venture	(294)	(22,915)
Reimbursement of advances to joint ventures	203	-
Reimbursement of property deposits	-	1,259
Receipts from related parties	14	13
Net cash used in investing activities	(3,898)	(61,057)

Financing Activities
Net proceeds from sale of common stock	31,900	9,525
Proceeds from borrowings on line of credit	-	253,000
Repayments of borrowings on line of credit	(14,000)	(206,000)
Financing costs	-	(2,946)
Distributions paid	(40,233)	(43,219)
Redemption of operating partnership units	-	(94)
Mortgage principal and capital lease payments	(1,419)	(1,240)
Net cash (used in) provided by financing activities	(23,752)	9,026
Net increase in cash	24,795	8,273
Cash at beginning of period	4,486	4,010
Cash at end of period	$ 29,281 =======	$ 12,283 =======
Supplemental cash flow information Cash paid for interest	$ 29,554	$ 26,441
Fair value of net liabilities assumed on the acquisition of storage facilities *	-	68
* See Note 4 for fair value of land, building, and equipment acquired during the period

Distributions declared but unpaid were $0 at September 30, 2009 and $14,332 at September 30, 2008.

See notes to consolidated financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

(dollars in thousands)	Jan. 1, 2009 To Sep. 30, 2009	Jan. 1, 2008 To Sep. 30, 2008	Jul. 1, 2009 To Sep. 30, 2009	Jul. 1, 2008 To Sep. 30, 2008

Net income	$22,834	$30,807	$7,970	$10,051
Other comprehensive income:
Change in fair value of derivatives	4,683	(4,546)	(1,130)	(1,716)
Total comprehensive income	27,517	26,261	6,840	8,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Effective July 1, 2009, the Operating Partnership adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 105-10, Generally Accepted Accounting Principles – Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

2.	ORGANIZATION

Sovran Acquisition Limited Partnership (the "Operating Partnership") is the entity through which Sovran Self Storage, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), conducts substantially all of its business and owns substantially all of its assets.  On June 26, 1995, the Company commenced operations, through the Operating Partnership, effective with the completion of its initial public offering. At September 30, 2009, we had an ownership interest in and managed 382 self-storage properties in 24 states under the name Uncle Bob's Self Storage ®.  Among our 382 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner.   Over 40% of the Operating Partnership's revenue is derived from stores in the states of Texas and Florida.

As of September 30, 2009, the Company was a 98.2% economic owner of the Operating Partnership and controls it through Sovran Holdings, Inc. ("Holdings"), a wholly owned subsidiary of the Company incorporated in Delaware and the sole general partner of the

Operating Partnership (this structure is commonly referred to as an umbrella partnership REIT or "UPREIT").  The board of directors of Holdings, the members of which are also members of the Board of Directors of the Company, manages the affairs of the Operating Partnership by directing the affairs of Holdings.  The Company's limited partner and indirect general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to its ownership interest therein and entitle the Company to vote on all matters requiring a vote of the limited partners.

The other limited partners of the Operating Partnership are persons who contributed their direct or indirect interests in certain self-storage properties to the Operating Partnership.  The Operating Partnership is obligated to redeem each unit of limited partnership ("Unit") at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock ("Common Shares") at the time of such redemption, provided that the Company at its option may elect to acquire any Unit presented for redemption for one Common Share or cash.  The Company presently anticipates that it will elect to pay cash to acquire Units presented for redemption, rather than issuing Common Shares.  With each such redemption the Company's percentage ownership interest in the Operating Partnership will increase.  In addition, whenever the Company issues Common Shares, the Company is obligated to contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership is obligated to issue an equivalent number of Units to the Company.  Such limited partners' redemption rights are reflected in "limited partners' capital interest" in the accompanying balance sheets at the cash redemption amount at the balance sheet date.  Capital activity with regard to such limited partners' redemption rights is reflected in the accompanying statements of partners' capital.

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

In June 2008, the Operating Partnership made an additional investment of $6.1 million in Locke Sovran I, LLC that increased the Operating Partnership's ownership from approximately 70% to 100%.

In December 2007, the FASB issued additional accounting guidance now codified in ASC Topic 810, "Consolidation" through the issuance of FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160") which was adopted by the Operating Partnership on January 1, 2009.  The additional guidance requires that the portion of equity in a subsidiary attributable to the owners of the subsidiary other than the parent or the parent's affiliates be labeled "noncontrolling interests" and presented in the consolidated balance sheet as a component of equity.  The additional guidance does not significantly change the Operating Partnership's past accounting practices with respect to the attribution of net income between controlling and noncontrolling interests, however, the provisions of the additional guidance require that earnings attributable to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. In addition, the additional guidance requires the disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the statement of operations. The presentation and disclosure requirements of the additional guidance are applied retrospectively and all prior period information has been presented and disclosed in accordance with these new requirements. The adoption of this additional guidance did not result in any differences between net income available to common unitholders as previously reported and net income attributable to controlling interests as currently reported.

As a result of the adoption of these additional guidelines we now present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called "Noncontrolling interests - consolidated joint venture" in the consolidated balance sheets. Prior to the adoption of these additional guidelines, the noncontrolling interests in Locke Sovran II, LLC were called "Minority interest - consolidated joint venture" and were presented in the "mezzanine" section of the consolidated balance sheet, above equity.

Changes in total partners' capital, capital attributable to the parent and capital attributable to noncontrolling interests consist of the following:

(dollars in thousands)	Parent	Noncontrolling Interests	Total

Balance at December 31, 2008	$ 491,947	$ 13,082	$ 505,029

Net income attributable to the parent	21,418	-	21,418
Net income attributable to noncontrolling interest holders	-	1,020	1,020
Change in fair value of derivatives	4,683	-	4,683
Distributions	(24,665)	-	(24,665)
Distributions to noncontrolling interest holders	-	(1,020)	(1,020)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	2,278	-	2,278
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	31,900	-	31,900
Other	1,264	-	1,264

Balance at September 30, 2009	$ 528,825	$ 13,082	$ 541,907

3.	STOCK BASED COMPENSATION

The Operating Partnership accounts for stock based compensation under FASB ASC Topic 718, "Compensation - Stock Compensation", and uses the modified-prospective method.  Under the modified-prospective method, the Operating Partnership recognizes compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date.

For the three months ended September 30, 2009 and 2008, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $72,000 and $72,000, respectively, related to stock options and $324,000 and $369,000, respectively, related to amortization of non-vested stock grants.  For the nine months ended September 30, 2009 and 2008, the Operating Partnership recorded compensation expense (included in general and administrative expense) of $252,000 and $208,000, respectively, related to stock option and $1,013,000 and $1,074,000, respectively, related to amortization of non-vested stock grants.

During the three months ended September 30, 2009 and 2008, employees exercised 0 and 1,400 stock options respectively, and 4,187 and 4,187 shares of non-vested stock, respectively, vested.  During the nine months ended September 30, 2009 and 2008, employees exercised 0 and 2,600 stock options respectively, and 33,785 and 28,867 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2009.

(dollars in thousands)
Cost:
Beginning balance	$ 1,374,763
Improvements and equipment additions	11,015
Net increase in construction in progress	4,733
Dispositions	(100)
Ending balance	$ 1,390,411

Accumulated Depreciation:
Beginning balance	$ 214,213
Depreciation expense during the period	25,005
Dispositions	(66)
Ending balance	$ 239,152

The Operating Partnership allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values as of the dates acquired. The Operating Partnership measures the fair value of in-place customer leases based on the Operating Partnership's experience with customer turnover. The Operating Partnership amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the nine months ended September 30, 2009, the Operating Partnership did not acquire any storage facilities.

During the three months ended September 30, 2009, we sold a parcel of land to the State of Georgia Department of Transportation for their use as part of a road widening project for net cash proceeds of $1.1 million resulting in a gain on sale of $1.1 million. The land had a nominal carrying value.  The gain is separately reflected in the accompanying consolidated statements of operations.

5.	DISCONTINUED OPERATIONS

In August and September of 2009 the Operating Partnership sold three non-strategic storage facilities located in Massachusetts and North Carolina for net proceeds of $10.9 million resulting in a net loss on disposal of $1.0 million.  In April 2008, the Operating Partnership sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of these facilities and the loss/gain on sale are reported as discontinued operations in 2009 and 2008.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2009.  The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jul. 1, 2009 to Sep. 30, 2009	Jul. 1, 2008 to Sep. 30, 2008	Jan. 1, 2009 to Sep. 30, 2009	Jan. 1, 2008 to Sep. 30, 2008
Total revenue	$ 292	$ 459	$ 1,162	$ 1,571
Property operations and maintenance expense	(78)	(134)	(319)	(496)
Real estate tax expense	(15)	(27)	(71)	(113)
Depreciation and amortization expense	(45)	(78)	(204)	(278)
Net realized (loss) gain on sale of property	(1,009)	-	(1,009)	716
Total(loss) income from discontinued operations	$ (855)	$ 220	$ (441)	$ 1,400

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Operating Partnership entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Operating Partnership entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 2.0% (based on the Operating Partnership's September 30, 2009 credit rating).  In October 2009, the Operating Partnership repaid $100 million of this term note (see Note 15).  The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.75% (based on the Operating Partnership's credit rating at September 30, 2009), and requires a 0.25% facility fee.  The interest rate at September 30, 2009 on the Operating Partnership's available line of credit was approximately 2.00% (1.8% at December 31, 2008).  At September 30, 2009, there was $125 million available on the unsecured line of credit.

The Operating Partnership also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 8.13% (based on the Operating Partnership's credit rating at September 30, 2009).

The line of credit and term notes require the Operating Partnership to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on distribution payouts. At September 30, 2009, the Operating Partnership was in compliance with its debt covenants.  At March 31, 2009, the Operating Partnership had violated the leverage ratio covenant contained in the line of credit and term note agreements.  In May 2009, the Operating Partnership obtained a waiver of the violation as of March 31, 2009.  The fees paid to obtain the waiver were approximately $1 million and are included in interest expense for the nine months ended September 30, 2009.

As a result of the debt covenant violation and operating trends, Fitch Ratings downgraded the Operating Partnership's rating on its revolving credit facility and term notes to non-investment grade in May 2009.  In October 2009, Fitch Ratings adjusted the Operating Partnership's rating on its revolving credit facility and term notes back to investment grade.  As a result of the ratings adjustment, the interest rate on the Operating Partnership's revolving line of credit was reduced from LIBOR plus 1.75% to LIBOR plus 1.375% on October 16, 2009; the interest rate on the Operating Partnership's unsecured term note due June 2012 was reduced from LIBOR plus 2% to LIBOR plus 1.625% on October 16, 2009; and the interest rate on the Operating Partnership's $150 million unsecured term note due April 2016 was reduced from 8.13% to 6.38% on October 26, 2009.

7.	MORTGAGES PAYABLE

Mortgages payable at September 30, 2009 and December 31, 2008 consist of the following:

(dollars in thousands)	September 30, 2009	December 31, 2008
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.9 million, principal and interest paid monthly	$ 28,599	$ 29,033
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.0 million, principal and interest paid monthly	41,766	42,603
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,405	3,510
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	983	1,000
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly	1,079	1,098
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.3 million, interest only paid monthly. Estimated market rate at time of acquisition 6.44%	26,078	25,930
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.1 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,932	6,087
Total mortgages payable	$ 107,842	$ 109,261

The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.  The 7.25%, 5.55%, and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.44%.  The carrying value of these three mortgages approximates the actual principal balance of the mortgages payable.   An immaterial premium exists at September 30, 2009, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Operating Partnership's debt obligations and interest rate derivatives at September 30, 2009.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Operating Partnership would realize in a current market exchange.

Expected Maturity Date Including Discount
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 1.75 (2.00% at September 30, 2009)	-	-	-	-	-	-	-	-

Notes Payable:
Term note - variable rate LIBOR+2.0% (2.25% at September 30, 2009)	-	-	-	$250,000	-	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50% (2.23% at September 30, 2009)	-	-	-	-	$ 20,000	-	$ 20,000	$ 20,000
Term note - fixed rate 6.26%	-	-	-	-	$ 80,000	-	$ 80,000	$ 76,427
Term note - fixed rate 8.38%	-	-	-	-	-	$ 150,000	$150,000	$148,083

Mortgage note - fixed rate 7.80%	$ 152	$ 630	$ 27,817	-	-	-	$ 28,599	$ 29,844
Mortgage note - fixed rate 7.19%	$ 291	$ 1,211	$ 1,301	$ 38,963	-	-	$ 41,766	$ 43,301
Mortgage note - fixed rate 7.25%	$ 36	$ 149	$ 3,220	-	-	-	$ 3,405	$ 3,436
Mortgage note - fixed rate 6.76%	$ 6	$ 25	$ 27	$ 29	$ 896	-	$ 983	$ 998
Mortgage note - fixed rate 6.35%	$ 7	$ 28	$ 30	$ 31	$ 34	$ 949	$ 1,079	$ 1,080
Mortgage notes - fixed rate 5.55%	$ 26,078	-	-	-	-	-	$ 26,078	$ 26,200
Mortgage notes - fixed rate 7.50%	$ 53	$ 222	$ 5,657	-	-	-	$ 5,932	$ 6,095

Interest rate derivatives – liability	-	-	-	-	-	-	-	$ 20,632

8.	DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued additional guidance under ASC Topic 815 "Derivatives and Hedging" through the issuance of SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The updated guidance changes the disclosure requirements for derivative instruments and hedging activities.  The Operating Partnership adopted the new disclosure requirements as of January 1, 2009.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable interest rates.  The interest rate swaps require the Operating Partnership to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.  The notional amounts are not exchanged.  No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value.  The Operating Partnership enters interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

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

As of September 30, 2009, the Operating Partnership has five interest rate swap agreements in effect, as detailed below to effectively convert a total of $270 million of variable-rate debt to fixed-rate debt.
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million	9/1/09	6/22/12	4.7100%	1 month LIBOR
$25 Million	9/1/09	6/22/12	4.2875%	1 month LIBOR

On October 5, 2009, the Operating Partnership used proceeds from the issuance of the Company's common stock to terminate the interest rate swap agreements with notional amounts of $75 million and $25 million (see Note 15).  The total cost to terminate the swaps was $8.4 million and will be recorded as additional interest expense in the fourth quarter of 2009.

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815, held by the Operating Partnership.  Based on current interest rates and after considering the swaps terminated in October 2009, the Operating Partnership estimates that payments under the interest rate swaps will be approximately $7.2 million for the twelve months ended September 30, 2010.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

(dollars in thousands)	Jan. 1, 2009 to Sep. 30, 2009	Jan. 1, 2008 to Sep. 30, 2008
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$ (8,053)	$ (1,649)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense for 2009 and 2008, respectively	8,053	1,649
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps for 2009 and 2008, respectively	(3,370)	(6,195)
Gain (loss) included in other comprehensive loss	$ 4,683	$ (4,546)

9.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued additional accounting guidance under ASC Topic 820, "Fair Value Measurements" through the issuance of SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). The additional guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This additional guidance applies under other codification standards that require or permit fair value measurements. The additional guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FASB ASC Topic 820 defines fair value based upon an exit price model.

In 2008 and 2009, the FASB issued additional guidance under ASC Topic 820 through the issuance of FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 provides additional guidance under ASC Topic 820 to exclude FASB ASC Topic 840, "Leases" and its related interpretive accounting guidance that address leasing transactions, while FSP 157-2 delays the effective date of the application of the fair value guidelines added to FASB ASC Topic 820 through the issuance of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.

We adopted, as of January 1, 2008, the additional guidance in FASB ASC Topic 820 through the issuance of SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We applied the provisions of the additional guidance issued in SFAS 157 in determining the fair value of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis effective January 1, 2009.  Assets that are measured on a nonrecurring basis include those measured at fair value in a business combination accounted for under the provisions of the updated codification standard, as well as investments in storage facilities in circumstances when we determine that those assets are impaired under the provisions of FASB ASC Topic 360-10-35, "Property, Plant and Equipment – Subsequent Measurement".  No non-recurring fair value measurements were made during the three and nine-months ended September 30, 2009.

FASB ASC Topic 820, through the additional guidance provided by SFAS 157, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(20,632)	-	(20,632)	-

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

10.	INVESTMENT IN JOINT VENTURES

The Operating Partnership has a 20% ownership interest in Sovran HHF Storage Holdings LLC ("Sovran HHF"), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Operating Partnership.  The carrying value of the Operating Partnership's investment at September 30, 2009 was $20.0 million.  Twenty five properties were acquired by Sovran HHF through September 30, 2009 for approximately $171.5 million.  The Operating Partnership contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions.  As of September 30, 2009, the carrying value of the Operating Partnership's investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs.  This difference is not amortized; it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.

As manager of Sovran HHF, the Operating Partnership earns a management and call center fee of 7% of gross revenues which totaled $0.9 million for the nine months ended September 30, 2009.  The Operating Partnership's share of Sovran HHF's income for the nine months ended September 30, 2009 was $0.2 million.

The Operating Partnership also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Operating Partnership's headquarters and other tenants.  The Operating Partnership's investment includes a capital contribution of $49.  The carrying value of the Operating Partnership's investment is a liability of $0.5 million at September 30, 2009 and December 31, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

A summary of the unconsolidated joint ventures' financial statements as of and for the nine months ended September 30, 2009 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 168,921	$ -
Investment in office building	-	5,371
Other assets	4,297	698
Total Assets	$ 173,218 =======	$ 6,069 =======
Due to the Operating Partnership	$ 133	$ -
Mortgages payable	78,889	7,070
Other liabilities	3,004	228
Total Liabilities	82,026	7,298
Unaffiliated partners' equity (deficiency)	72,954	(702)
Operating Partnership equity (deficiency)	18,238	(527)
Total Liabilities and Partners' Equity (deficiency)	$ 173,218 =======	$ 6,069 ======

Income Statement Data:
Total revenues	$ 13,222	$ 857
Total expenses	12,689	822
Net income	$ 533 =======	$ 35 ======
The Operating Partnership does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.

11.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Operating Partnership's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the nine months ended September 30, 2009 and 2008.  As of September 30, 2009 and December 31, 2008, the Operating Partnership had no amounts accrued related to uncertain tax positions.  The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Operating Partnership is subject.

12.	EARNINGS PER UNIT

The Operating Partnership reports earnings per unit data in accordance ASC Topic 260, "Earnings Per Share."  Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-unit pursuant to the two-class method. The codification update requires retrospective restatement of all prior period earnings per unit data to conform with its provisions. While the adoption and retrospective application of the codification update resulted in a change in the calculation of the denominator used to determine basic and diluted earnings per unit, it  did not have any impact on our earnings per unit amounts for all periods presented.

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Sep. 30, 2009	Three Months Ended Sep. 30, 2008	Nine Months Ended Sep. 30, 2009	Nine Months Ended Sep. 30, 2008
Numerator:
Net income from continuing operations attributable to controlling interests	$ 7,630	$ 9,711	$ 21,814	$ 29,583

Denominator:
Denominator for basic earnings per unit - weighted average units	23,756	22,233	23,059	22,151
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	13	23	7	24
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	23,769	22,256	23,066	22,175

Basic earnings per common unit from continuing operations attributable to controlling interests	$ 0.36	$ 0.43	$ 0.97	$ 1.27
Basic earnings per common unit attributable to controlling interests	$ 0.32	$ 0.44	$ 0.95	$ 1.34

Diluted earnings per common unit from continuing operations attributable to controlling interests	$ 0.36	$ 0.43	$ 0.97	$ 1.27
Diluted earnings per common unit attributable to controlling interests	$ 0.32	$ 0.44	$ 0.95	$ 1.33

Not included in the effect of dilutive securities above are 340,553 stock options and 117,676 unvested restricted shares for the three months ended September 30, 2009, and 299,763 stock options and 132,742 unvested restricted shares for the three months ended September 30, 2008, because their effect would be antidilutive.  Not included in the effect of dilutive securities above are 336,606 stock options and 116,297 unvested restricted shares for the nine months ended September 30, 2009, and 240,842 stock options and 121,973 unvested restricted shares for the nine months ended September 30, 2008, because their effect would be antidilutive.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, "Subsequent Events". FASB ASC Topic 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued ("subsequent events"). More specifically, FASB ASC Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC Topic 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  We adopted FASB ASC Topic 855 on April 1, 2009. We have evaluated subsequent events through November 6, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.  See Note 15 for further information regarding our evaluation of subsequent events.

In June 2009, the FASB issued revised accounting guidance under ASC Topic 810, "Consolidation" by issuing SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). The revised guidance amends previous guidance (as previously required under FASB Interpretation No. 46(R), "Variable Interest Entities") for determining whether an entity is a variable interest entity ("VIE") and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity's economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Operating Partnership is currently evaluating the impact that the adoption of the revised guidance will have on its consolidated financial statements.

In 2009 the FASB issued additional accounting guidance under ASC Topic 820 through the issuance of FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4"). FSP SFAS 157-4 amends FASB ASC Topic 820 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods.  FSP SFAS No. 157-4 also supersedes FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." We adopted this additional guidance on April 1, 2009. Disclosures required by this additional guidance are included in Notes 7, 8 and 9.

In 2009 the FASB issued additional disclosure requirements under FASB ASC Topic 825, "Financial Instruments." through the issuance of FSP SFAS No. 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS 107-1"). FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. We adopted this additional guidance on April 1, 2009. The adoption of FSP SFAS 107-1 did not have a material impact on the Operating Partnership's consolidated financial position or results of operations. Disclosures required pursuant to the adoption of this additional guidance are included in Notes 7 and 9.

14.	COMMITMENT AND CONTINGENCIES

The Operating Partnership's current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Operating Partnership is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Operating Partnership's overall business, financial condition, or results of operations.

15.	SUBSEQUENT EVENTS

On October 5, 2009, the Company completed the public offering of 4,025,000 shares of its common stock at $29.75 per share. Net proceeds to the Operating Partnership after deducting underwriting discounts and commissions and estimated offering expenses were approximately $113.8 million. The Operating Partnership used the net proceeds from the offering to repay $100 million of the Operating Partnership's unsecured term note due June 2012 and to terminate two interest rate swaps relating to the debt repaid at a cost of $8.4 million.  The cost to terminate the interest rate swaps of $8.4 million and the write-off of the unamortized financing fees related to the term notes repaid of $0.6 million will be recorded as additional interest expense in the fourth quarter of 2009.  The Operating Partnership intends to use the remaining proceeds for general business purposes.

On October 1, 2009, the Operating Partnership declared a quarterly distribution of $0.45 per common unit.  The distribution was paid on October 26, 2009 to unitholders of record on October 12, 2009.  The total distribution paid amounted to $12.6 million.

In October 2009, the Operating Partnership entered into contracts for the sale of three non-strategic properties in Pennsylvania and Virginia for approximately $8.0 million.  The sales of these properties are subject to significant contingencies and there is no assurance that the properties will be sold.  Should the sales occur, the Operating Partnership would recognize an aggregate gain of approximately $0.2 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Operating Partnership's consolidated financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words "intends," "believes," "expects," "anticipates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; our ability to evaluate, finance and integrate acquired businesses into our existing business and operations; our ability to effectively compete in the industry in which we do business; our existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with our outstanding floating rate debt; our ability to comply with debt covenants; our reliance on our call center; our cash flow may be insufficient to meet required payments of principal, interest and distributions; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2009 THROUGH SEPTEMBER 30, 2009, COMPARED TO THE PERIOD JULY 1, 2008 THROUGH SEPTEMBER 30, 2008

We recorded rental revenues of $47.7 million for the three months ended September 30, 2009, a decrease of $1.6 million or 3.3% when compared to the three months ended September 30, 2008 rental revenues of $49.4 million.  Of the decrease in rental revenue, $1.8 million resulted from a 3.6% decrease in rental revenues at the 356 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2008).  The decrease in same store rental revenues was the result of a decrease in average square foot occupancy from 83.4% to 82.4% and a decrease in rental rates of 3.1%.  We believe general economic conditions have caused consumers to be more price-sensitive and have led to us offering more upfront concessions resulting in the decrease in our rental rates.  The acquisition of one store subsequent to July 1, 2008, resulted in a $0.1 million increase in rental income.  Other income, which includes merchandise sales, insurance sales, truck rentals, management fees and acquisition fees, increased in 2009 primarily as a result of $0.6 million of management fees generated from our unconsolidated joint venture entered in May 2008, Sovran HHF Storage Holdings LLC.

Property operations and maintenance decreased $1.3 million in the three months ended September 30, 2009 compared to the same period in 2008.  The decrease was achieved through various cost control measures that we put in place to mitigate the effect of the decline in revenue.  Real estate taxes increased $0.3 million or 7.2%.  The Operating Partnership estimates a majority of its property tax expense throughout the year since invoices are not received until the third or fourth quarters.  We expect same-store operating costs to be slightly lower for the remainder of 2009 with increases attributable to property taxes offset by decreases in most operating and maintenance expenses.

General and administrative expenses increased $0.3 million or 7.1% from the third quarter of 2008 to the same period in 2009.  The increase primarily resulted from the costs associated with managing the 25 joint venture properties and from the three Operating Partnership stores acquired in 2008.

Depreciation and amortization expense for the third quarter of 2009 was consistent with the amounts reflected in the third quarter of 2008.

Interest expense in the third quarter increased from $10.0 million in 2008 to $10.9 million in 2009 due to an increase in interest rates as a result of our debt refinancing in June 2008. In addition, a credit ratings downgrade by Fitch Ratings in May 2009 on our unsecured floating rate notes triggered a 1.75% increase in the interest rate on our $150 million term notes and a 0.375% increase in the interest rate on our $250 million term notes.

During the three months ended September 30, 2009, we sold a parcel of land to the State of Georgia Department of Transportation for their use as part of a road widening project for net cash proceeds of $1.1 million resulting in a gain on sale of $1.1 million.

As described in Note 5 to the financial statements, during the third quarter of 2009 the Operating Partnership sold three non-strategic storage facilities for net cash proceeds of $10.9 million resulting in a loss of $1.0 million.  The 2009 and 2008 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.

FOR THE PERIOD JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2009, COMPARED TO THE PERIOD JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008

We recorded rental revenues of $141.2 million for the nine months ended September 30, 2009, a decrease of $3.8 million or 2.6% when compared to the nine months ended September 30, 2008 rental revenues of $145.0 million.  Of the decrease in rental revenue, $4.3 million resulted from a 3.0% decrease in rental revenues at the 354 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2008).  The decrease in same store rental revenues was a result of a decrease in average square foot occupancy and a decrease in rental rates.  The acquisition of three stores subsequent to January 1, 2008, resulted in a $0.5 million increase in rental income.  Other income, which includes merchandise sales, insurance sales, truck rentals, management fees and acquisition fees, was slightly higher in 2009 primarily as a result of insurance sales.  In 2009 we generated $0.9 million of management fees from our unconsolidated joint venture entered in May 2008, Sovran HHF Storage Holdings LLC.  For the nine months ended September 30, 2008, in addition to the management fees earned of $0.2 million, we also earned an acquisition fee of $0.7 million.

Property operations and maintenance decreased $2.5 million in the nine months ended September 30, 2009 compared to the same period in 2008.  The decrease was achieved through various cost control measures that we put in place to mitigate the effect of the decline in revenue.  Real estate taxes increased $1.1 million or 7.5%, as a result of expected increases in these taxes.

General and administrative expenses increased $0.8 million or 6.4% from the first nine months of 2008 to the same period in 2009.  The increase primarily resulted from the costs associated with managing the 25 joint venture properties and from the three Operating Partnership stores acquired in 2008.

Depreciation and amortization expense for the nine months ended September 30, 2009 was consistent with the amounts reflected in the same period in 2008.

Interest expense for the nine months increased from $28.0 million in 2008 to $32.6 million in 2009 due to an increase in interest rates as a result of our debt refinancing in June 2008, as well as the $1.0 million in fees paid to obtain the waiver of the debt covenant violation in May 2009. In addition, as previously discussed, a credit ratings downgrade by Fitch Ratings in May 2009 on our unsecured floating rate notes triggered an increase in the interest rates on certain of our notes.

During the nine months ended September 30, 2009, we sold a parcel of land to the State of Georgia Department of Transportation for their use as part of a road widening project for net cash proceeds of $1.1 million resulting in a gain on sale of $1.1 million.

As described in Note 5 to the financial statements, during the nine months ended September 30, 2009 the Operating Partnership sold three non-strategic storage facilities for net cash proceeds of $10.9 million resulting in a loss of $1.0 million.  During 2008 the Operating Partnership sold one non-strategic storage facility for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The 2009 and 2008 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2009	September 30, 2008
Net income attributable to controlling interests	$ 21,814	$ 29,583
Net income attributable to noncontrolling interest	1,020	1,224
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	25,471	25,795
Depreciation and amortization from unconsolidated joint ventures	620	262
Gain on sale of real estate	(118)	(716)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(868)	(1,042)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(1,020)	(1,224)
FFO available to controlling unitholders	$ 46,919 =======	$ 53,882 ======

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on distribution payouts.  At September 30, 2009, the Operating Partnership was in compliance with all debt covenants.  The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements.  This covenant limits our total consolidated liabilities to 55% of our gross asset value.  At September 30, 2009, our leverage ratio as defined in the agreements was approximately 53.1%.  The agreements define total consolidated liabilities to include the liabilities of the Operating Partnership plus our share of liabilities of unconsolidated joint ventures.  The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the agreements.  At March 31, 2009, the Operating Partnership had violated the leverage ratio covenant contained in the line of credit and term note agreements.  In May 2009, the Operating Partnership obtained a waiver of the violation as of March 31, 2009.  The fees paid to obtain the waiver were approximately $1 million and are included in interest expense for the nine months ended September 30, 2009.  In the event that the Operating Partnership violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.

On May 6, 2009, we announced a reduction in our quarterly distribution for the remainder of 2009 from $0.64 per quarter to $0.45 per quarter.  In addition to the reduction in the distribution, we changed our policy of declaring the distribution from the last week in the quarter to the first week following the quarter end.  As a result of this date change, no distribution was declared in the three months ended June 30, 2009, but a distribution was declared on July 1, 2009 and paid on July 27, 2009.  The distribution paid amounted to $10.7 million.  We expect to continue to pay four distributions in a calendar year.

We believe that the steps the Operating Partnership has taken, including but not limited to the equity raised from our common stock offering of approximately $113.8 million, the pay down of $100 million of our term notes, and the reduction in the quarterly distribution, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.

On October 5, 2009, the Company completed the public offering of 4,025,000 shares of its common stock at $29.75 per share. Net proceeds to the Operating Partnership after deducting underwriting discounts and commissions and estimated offering expenses were approximately $113.8 million. The Operating Partnership used the net proceeds from the offering to repay $100 million of the Operating Partnership's unsecured term note due June 2012 and to terminate two interest rate swaps relating to the debt repaid at a cost of $8.4 million.  The Operating Partnership intends to use the remaining proceeds for general business purposes.

Our ability to retain cash flow is limited because the Company operates as a REIT.  In order to maintain its REIT status, a substantial portion of the Company's operating cash flow must be used to pay distributions to our unitholders.  We believe that our internally generated net cash provided by operating activities will be sufficient to fund ongoing operations, capital improvements, distributions and debt service requirements through June 2011, at which time our revolving line of credit matures.  Future draws on our line of credit may be limited due to covenant restrictions.

Cash flows from operating activities were $52.4 million and $60.3 million for the nine months ended September 30, 2009, and 2008, respectively.  The decrease in operating cash flows from 2008 to 2009 was primarily due to a decrease in net income.

Cash used in investing activities was $3.9 million and $61.1 million for the nine months ended September 30, 2009, and 2008, respectively.  The decrease in cash used from the 2008 to 2009 period was attributable to reduced acquisition and property improvement activity in 2009, as well as the reduced investment in the unconsolidated joint venture, Sovran HHF Storage Holdings, LLC.

Cash used in financing activities was $23.8 million in the nine months ended September 30, 2009 compared to cash provided by financing activities of $9.0 million for the same period in 2008.  Our reduced appetite for acquisitions in 2009 was the driver behind the decrease in cash provided from financing activities from 2008 to 2009.  Cash flows provided by financing activities in the 2008 period were also partially the result of the June 2008 refinancing, discussed further below.

On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 2.0% (based on our September 30, 2009 credit ratings).  The proceeds from this term note were used to repay the Operating Partnership's previous line of credit that was to mature in September 2008, the Operating Partnership's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  As previously discussed, in October 2009, the Operating Partnership repaid $100 million of this term note with the proceeds of our common stock offering.  The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.75% (based on our September 30, 2009 credit rating), and requires a 0.25% facility fee.  The revolving line of credit maturity can be extended at our option until June 2012.  At September 30, 2009, there was $125 million available on the unsecured line of credit, although covenant restrictions may limit borrowings pursuant to the revolving credit facility.

We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 8.13% (based on our September 30, 2009 credit ratings).

Prior to our October 2009 common stock offering, the line of credit facility and term notes had an investment grade rating from Standard and Poor's (BBB-).  Due to our debt covenant violation and operating trends, Fitch Ratings downgraded the Company's rating on its revolving credit facility and term notes to non-investment grade (BB+) in May 2009. As a result of our common stock offering in October 2009 and the use of proceeds to repay $100 million of term notes, Fitch Ratings upgraded our rating on our line of credit and term notes again to investment grade  (BBB-).  Combined, this credit rating upgrade, the repayment of $100 million of term notes and the termination of the interest rate swaps related to these term notes are expected to reduce our annualized interest by approximately $9.8 million.

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $107.8 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.9 million, principal and interest paid monthly.  The outstanding balance at September 30, 2009 on this mortgage was $28.6 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.0 million, principal and interest paid monthly.  The outstanding balance at September 30, 2009 on this mortgage was $41.8 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.7 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 5.40%.  The outstanding balance at September 30, 2009 on this mortgage was $3.4 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly.  The outstanding balance at September 30, 2009 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly.  The outstanding balance at September 30, 2009 on this mortgage was $1.1 million.

*
5.55% mortgage notes due November 2009, secured by 8 self-storage facilities with an aggregate net book value of $34.3 million, interest only paid monthly.  Estimated market rate at time of acquisition 6.44%.  The outstanding balance at September 30, 2009 on this mortgage was $26.1 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.1 million, principal and interest paid monthly.  Estimated market rate at time of acquisition 6.42%.  The outstanding balance at September 30, 2009 on this mortgage was $5.9 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures.  The Operating Partnership assumed the 7.25%, 6.76%, 6.35%, 5.55% and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

During the first nine months of 2009, the Company issued approximately 59,000 shares of common stock pursuant to its Employee Stock Option Plan.  In addition, during such nine month period the Company issued approximately 1,386,000 shares of common stock pursuant to the direct stock purchase portion of its Dividend Reinvestment and Stock Purchase Plan, for which the Company received proceeds of approximately $31.4 million, and approximately 17,000 shares of common stock pursuant to the dividend reinvestment portion of such Plan, for which the Company received aggregate consideration of approximately $0.4 million.   The Company  will be suspending the Plan prior to the end of November 2009. The Company anticipates re-activating the Plan or adopting a new Plan prior to the end of the second quarter 2010.

During 2009 the Company did not acquire any shares of its common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through September 30, 2009, the Company has reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, the Company may reacquire additional shares.

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, sale of properties and private placement solicitation of joint venture equity.  Current capital market conditions may prevent us from accessing other traditional sources of capital including the issuance of common or preferred stock and the issuance of unsecured term notes.  Should these capital market conditions persist, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach June 2011, when our line of credit matures.

ACQUISITION AND DISPOSITION OF PROPERTIES

During the first nine months of 2009 we did not purchase any properties and did not have any properties under contract for purchase.  In August and September of 2009 the Operating Partnership sold three non-strategic storage facilities located in Massachusetts and North Carolina for net proceeds of $10.9 million resulting in a net loss on disposal of $1.0 million.  In October 2009, the Operating Partnership entered into contracts for the sale of three non-strategic properties in Pennsylvania and Virginia for approximately $8.0 million.  The sales of these properties are subject to significant contingencies and there is no assurance that the properties will be sold.  Should the sales occur, the Operating Partnership would recognize an aggregate gain of approximately $0.2 million.  We may seek to sell additional non-strategic properties in 2009.

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

In addition, we have curtailed our program of expanding and enhancing our existing properties.  In 2009, we expect to complete approximately $15 million on projects started in 2008.  Funding of these improvements is expected to be provided primarily from cash from operating activities and borrowings under our line of credit.

We also expect to continue making capital expenditures on our properties.  This includes repainting, paving, and remodeling of the office buildings.  For the first nine months of 2009 we spent approximately $4.3 million on such improvements and we expect to spend approximately $4 million for the remainder of 2009.

DISTRIBUTION REQUIREMENTS OF THE COMPANY AND IMPACT ON THE OPERATING PARTNERSHIP

As a REIT, the Company is not required to pay federal income tax on income that it distributes to its shareholders, provided that the amount distributed is equal to at least 90% of its taxable income.  These distributions must be made in the year to which they relate, or in the following year if declared before the Company files its federal income tax return, and if it is paid before the first regular dividend of the following year.  The Company's source of funds for such distributions is solely and directly from the Operating Partnership.

Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause its Board of Directors to revoke its REIT election.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At September 30, 2009, we had five outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million	9/1/09	6/22/12	4.7100%	1 month LIBOR
$25 Million	9/1/09	6/22/12	4.2875%	1 month LIBOR

On October 5, 2009, the Operating Partnership used proceeds from the Company's issuance of common stock to terminate the interest rate swap agreements with notional amounts of $75 million and $25 million (see Note 15 of our financial statements).  The total cost to terminate the swaps was $8.4 million and will be recorded as additional interest expense in the fourth quarter of 2009.

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

At September 30, 2009, all of our unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above.  Based on our outstanding unsecured debt at September 30, 2009, a 100 basis point increase in interest rates would have no effect on our interest expense.

INFLATION

We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.

SEASONALITY

Our revenues typically have been higher in the third and fourth quarters, primarily because we increase rental rates on most of our storage units at the beginning of May and because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our customer mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to materially affect distributions to unitholders.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2009.  There have not been changes in the Operating Partnership's internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2009.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Operating Partnership's internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Operating Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II. Item 1.	Other Information Legal Proceedings

None

Item 1A.	Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company May Change the Dividend Policy for Its Common Stock in the Future.

In 2009, the Company's board of directors authorized and the Company declared quarterly common stock dividends of $0.64 per share for the first fiscal quarter; the equivalent of an annual rate of $2.56 per share. With respect to the second quarter of 2009, recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, the Company's board of directors reduced the quarterly common stock dividend to $0.45 per share, for an annual rate of $1.80 per share. A $0.45 per share quarterly common stock dividend was also declared with respect to the third quarter of 2009.  We can provide no assurance that the board will not reduce or eliminate entirely dividend distributions on the Company's common stock in the future.

A recent Internal Revenue Service revenue procedure allows the Company to satisfy the REIT income distribution requirements with respect to its 2009 taxable year by distributing up to 90% of its 2009 dividends on its common stock in shares of its common stock in lieu of paying dividends entirely in cash, so long as the Company follows a process allowing its shareholders to elect cash or stock subject to a cap that the Company imposes on the maximum amount of cash that will be paid. Although the Company may utilize this procedure in the future, the Company currently has no intent to do so. In the event that the Company pays a portion of a dividend in shares of its common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such dividend, including in respect to all of or a portion of such dividend that is payable in stock. In addition, if a significant number of the Company's shareholders sell shares of the Company's common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of the Company's common stock.

The Company's board of directors will continue to evaluate its distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations. The decisions to authorize and pay dividends on common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in the Company's dividend policy could have a material adverse effect on the market price of the Company's common stock.

The Company May Have Rescission Liability in Connection with Sales of Unregistered Shares to Certain Investors.

As previously disclosed in our Form 10-Q for the three months ended March 31, 2009, from December 2008 through April 2009, the Company sold an aggregate of 653,757 shares of common stock under its dividend reinvestment and stock purchase plan (the "DRSPP") which were not registered under the Securities Act as a result of the expiration in November 2008 of its registration statement covering the DRSPP. Some or all of those sales, which resulted in proceeds to the Company of approximately $14.0 million, may have violated Section 5 of the Securities Act. Purchasers of shares issued in violation of Section 5 have a right to rescind their purchases for a period of twelve months following the date of original purchase under Section 13 of the Securities Act. As a result, the Company could be required to repurchase some or all of the shares issued under the DRSPP during this period at the original sale price plus statutory interest.

We May Incur Problems with Our Real Estate Financing (This risk factor replaces the risk factor in our Form 10-K under the same heading)

Unsecured Credit Facility and Term Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders. This unsecured credit facility and the term notes are recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The unsecured credit facility limits our ability to make distributions to our unitholders, except in limited circumstances.

Rising Interest Rates. Indebtedness that we incur under the unsecured credit facility and bank term notes bear interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense, which would reduce our cash available for distribution and our ability to pay expected distributions to our unitholders. We manage our exposure to rising interest rates using interest rate swaps and other available mechanisms. If the amount of our indebtedness bearing interest at a variable rate increases, our unsecured credit facility may require us to enter into additional interest rate swaps.

Refinancing May Not Be Available. It may be necessary for us to refinance our unsecured credit facility through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our self-storage facilities upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to unitholders.

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

Covenants and Risk of Default.  Our unsecured credit facility and term notes require us to operate within certain covenants, including financial covenants with respect to leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and distribution limitations.  If we violate any of these covenants or otherwise default under our unsecured credit facility or term notes, then our lenders could declare all indebtedness under these facilities to be immediately due and payable which would have a material adverse effect on our business and could require us to sell Properties under distress conditions and seek replacement financing on substantially more expensive terms.

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

November 6, 2009 Date
Sovran Self Storage, Inc.
SOVRAN ACQUISITION LIMITED PARTNERSHIP

By:  Sovran Holdings, Inc.
Its:  General Partner

By:   /s/ David L. Rogers
           David L. Rogers,
           Chief Financial Officer
            (Principal Accounting Officer)