Form 10-Q/A
period 2009-09-30
SOVRAN SELF STORAGE INC
filed 2010-02-25
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

As of November 2, 2009, 27,519,882 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

        The Registrant, Sovran Self Storage, Inc. (the "Company"), filed a Form 10-Q for the quarter ended September 30, 2009 (the "Original Report") on November 6, 2009 with the Securities and Exchange Commission.  This Form 10-Q/A (the "Amended Report") is being filed because, as a result of an electronic filing error, the information provided in the Original Report pertained solely to Sovran Acquisition Limited Partnership, the Company's 98.5%-owned operating partnership (the "Operating Partnership") through which the Company conducts substantially all of its business and owns substantially all of its assets.  The Amended Report restates the Original Report to include information relating to the Company. This Form 10-Q/A does not reflect events occurring after the date of filing of the Original Report.

Part I. Item 1.	Financial Information Financial Statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2009 (unaudited)	December 31, 2008
Assets
Investment in storage facilities:
Land	$ 237,813	$ 237,825
Building, equipment, and construction in progress	1,152,598	1,136,938
	1,390,411	1,374,763
Less: accumulated depreciation	(239,152)	(214,213)
Investment in storage facilities, net	1,151,259	1,160,550
Cash and cash equivalents	29,281	4,486
Accounts receivable	2,340	2,937
Receivable from related parties	-	14
Receivable from unconsolidated joint venture	133	336
Investment in unconsolidated joint ventures	19,974	20,111
Prepaid expenses	5,033	4,680
Other assets	6,237	7,460
Net assets of discontinued operations	-	12,003
Total Assets	$ 1,214,257 ========	$ 1,212,577 ========
Liabilities
Line of credit	$ -	$ 14,000
Term notes	500,000	500,000
Accounts payable and accrued liabilities	25,912	23,979
Deferred revenue	5,185	5,610
Fair value of interest rate swap agreements	20,632	25,490
Accrued dividends	-	14,090
Mortgages payable	107,842	109,261
Total Liabilities	659,571	692,430
Noncontrolling redeemable Operating Partnership Units	12,779	15,118

Equity
Common stock $.01 par value, 100,000,000 shares authorized, 23,478,580 shares outstanding (22,016,348 at December 31, 2008)	247	232
Additional paid-in capital	699,783	666,633
Accumulated deficit	(123,551)	(122,581)
Accumulated other comprehensive loss	(20,479)	(25,162)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)
Total Shareholders' Equity	528,825	491,947
Noncontrolling interest - consolidated joint venture	13,082	13,082
Total Equity	541,907	505,029
Total Liabilities and Equity	$ 1,214,257 ========	$ 1,212,577 ========
See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	July 1, 2009 to September 30, 2009	July 1, 2008 tot September 30, 2008
Revenues
Rental income	$ 47,708	$ 49,355
Other operating income	2,120	2,684
Total operating revenues	49,828	52,039

Expenses
Property operations and maintenance	13,242	14,568
Real estate taxes	5,165	4,816
General and administrative	4,568	4,267
Depreciation and amortization	8,364	8,561
Total operating expenses	31,339	32,212

Income from operations	18,489	19,827
Other income (expenses)
Interest expense	(10,873)	(10,034)
Interest income	22	94
Gain on the sale of land	1,127	-
Equity in income (loss) of joint ventures	60	(56)
Income from continuing operations	8,825	9,831
(Loss) income from discontinued operations (including loss on disposal of $1,009 in 2009)	(855)	220
Net income	7,970	10,051
Net income attributable to noncontrolling interests	(474)	(523)
Net income attributable to controlling interests	$ 7,496 =======	$ 9,528 =======

Earnings per common share attributable to controlling interests – basic
Continuing operations	$ 0.36	$ 0.43
Discontinued operations	(0.04)	0.01
Earnings per common share – basic	$ 0.32 =======	$ 0.44 =======
Earnings per common share attributable to controlling interests – diluted
Continuing operations	$ 0.36	$ 0.43
Discontinued operations	(0.04)	0.01
Earnings per common share – diluted	$ 0.32 =======	$ 0.44 =======
Common shares used in basic earnings per share calculation	23,335,957	21,810,755
Common shares used in diluted earnings per share calculation	23,349,479	21,833,622

Dividends declared per common share	$ 0.45 =======	$ 0.64 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(dollars in thousands, except per share data)	January 1, 2009 to September 30, 2009	January 1, 2008 to September 30, 2008
Revenues
Rental income	$ 141,228	$ 144,991
Other operating income	6,075	5,909
Total operating revenues	147,303	150,900

Expenses
Property operations and maintenance	38,879	41,433
Real estate taxes	15,394	14,326
General and administrative	13,292	12,487
Depreciation and amortization	25,267	25,516
Total operating expenses	92,832	93,762

Income from operations	54,471	57,138
Other income (expenses)
Interest expense	(32,552)	(27,966)
Interest income	75	273
Gain on the sale of land	1,127	-
Equity in income of joint ventures	154	(38)
Income from continuing operations	23,275	29,407
(Loss) income from discontinued operations (including loss on disposal of $1,009 in 2009 and gain on disposal of $716 in 2008)	(441)	1,400
Net income	22,834	30,807
Net income attributable to noncontrolling interests	(1,416)	(1,785)
Net income attributable to controlling interests	$ 21,418 =======	$ 29,022 =======

Earnings per common share attributable to controlling interests – basic
Continuing operations	$ 0.97	$ 1.27
Discontinued operations	(0.02)	0.07
Earnings per common share – basic	$ 0.95 =======	$ 1.34 =======
Earnings per common share attributable to controlling interests – diluted
Continuing operations	$ 0.97	$ 1.27
Discontinued operations	(0.02)	0.06
Earnings per common share – diluted	$ 0.95 =======	$ 1.33 =======
Common shares used in basic earnings per share calculation	22,639,513	21,728,542
Common shares used in diluted earnings per share calculation	22,646,131	21,752,986

Dividends declared per common share	$ 1.09 =======	$ 1.90 =======

See notes to financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(dollars in thousands)	January 1, 2009 to September 30, 2009	January 1, 2008 to September 30, 2008
Operating Activities
Net income	$ 22,834	$ 30,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,418	26,662
Gain on sale of land	(1,127)	-
Loss (gain) on sale of investments in storage facilities	1,009	(716)
Equity in (income) losses of joint ventures	(154)	38
Distributions from unconsolidated joint venture	537	160
Non-vested stock earned	1,013	1,074
Stock option expense	252	208
Changes in assets and liabilities:
Accounts receivable	577	(336)
Prepaid expenses	(339)	(1,058)
Accounts payable and other liabilities	1,828	3,425
Deferred revenue	(403)	40
Net cash provided by operating activities	52,445	60,304

Investing Activities
Acquisitions of storage facilities	-	(14,037)
Improvements, equipment additions, and construction in progress	(15,827)	(32,379)
Net proceeds from the sale of investments in storage facilities	12,006	7,002
Investment in unconsolidated joint venture	(294)	(22,915)
Reimbursement of advances to joint ventures	203	-
Reimbursement of property deposits	-	1,259
Receipts from related parties	14	13
Net cash used in investing activities	(3,898)	(61,057)

Financing Activities
Net proceeds from sale of common stock	31,900	9,525
Proceeds from borrowings on line of credit	-	253,000
Repayments of borrowings on line of credit	(14,000)	(206,000)
Financing costs	-	(2,946)
Dividends paid-common stock	(38,756)	(41,193)
Distributions to noncontrolling interest holders	(1,477)	(2,026)
Redemption of operating partnership units	-	(94)
Mortgage principal and capital lease payments	(1,419)	(1,240)
Net cash (used in) provided by financing activities	(23,752)	9,026
Net increase in cash	24,795	8,273
Cash at beginning of period	4,486	4,010
Cash at end of period	$ 29,281 =======	$ 12,283 =======
Supplemental cash flow information Cash paid for interest	$ 29,554	$ 26,441
Fair value of net liabilities assumed on the acquisition of storage facilities *	-	68
* See Note 4 for fair value of land, building, and equipment acquired during the period

Dividends declared but unpaid were $0 at September 30, 2009 and $14,063 at September 30, 2008.

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Jan. 1, 2009	Jan. 1, 2008	Jul. 1, 2009	Jul. 1, 2008
	to	to	to	to
(dollars in thousands)	Sep. 30, 2009	Sep. 30, 2008	Sep. 30, 2009	Sep. 30, 2008

Net income	$ 22,834	$ 30,807	$ 7,970	$ 10,051
Other comprehensive income:
Change in fair value of derivatives	4,683	(4,546)	(1,130)	(1,716)
Total comprehensive income	27,517	26,261	6,840	8,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 105-10, Generally Accepted Accounting Principles – Overall ("ASC 105-10").  ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs").  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

All of the Company's assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the "Operating Partnership").  Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.2% ownership interest therein as of September 30, 2009.  The remaining ownership interests in the Operating Partnership (the "Units") are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

In December 2007, the FASB issued additional accounting guidance now codified in ASC Topic 810, "Consolidation" through the issuance of FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160") which was adopted by the Company on January 1, 2009.  The additional guidance requires that the portion of equity in a subsidiary attributable to the owners of the subsidiary other than the parent or the parent's affiliates be labeled "noncontrolling interests" and presented in the consolidated balance sheet as a component of equity.  The additional guidance does not significantly change the Company's past accounting practices with respect to the attribution of net income between controlling and noncontrolling interests, however, the provisions of the additional guidance require that earnings attributable to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense.  In addition, the additional guidance requires the disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the statement of operations.  The presentation and disclosure requirements of the additional guidance are applied retrospectively and all prior period information has been presented and disclosed in accordance with these new requirements.  The adoption of this additional guidance did not result in any differences between net income available to common shareholders as previously reported and net income attributable to controlling interests as currently reported.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units.  Prior to the adoption of these additional guidelines, we referred to these noncontrolling interests as "Minority interest - Operating Partnership."  These interests are presented in the "mezzanine" section of the consolidated balance sheet because they don't meet the functional definition of a liability or equity under current authorative accounting literature.  These represent the outside ownership interests of the limited partners in the Operating Partnership.  The Operating Partnership is obligated to redeem each of these limited partnership Units in the

Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company's common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. Effective January 1, 2009, the Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, "Classification and Measurement of Redeemable Securities" which are included in FASB ASC Topic 480-10-S99.  The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount).  The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in accumulated deficit.  Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2009 and December 31, 2008, equal to the number of Units outstanding multiplied by the fair market value of the Company's common stock at that date. Redemption value exceeded the value determined under the Company's historical basis of accounting at those dates.

Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

(dollars in thousands)	Parent	Noncontrolling Interests	Total

Balance at December 31, 2008	$ 491,947	$ 13,082	$ 505,029

Net income attributable to the parent	21,418	-	21,418
Net income attributable to noncontrolling interest holders	-	1,020	1,020
Change in fair value of derivatives	4,683	-	4,683
Dividends	(24,665)	-	(24,665)
Distributions to noncontrolling interest holders	-	(1,020)	(1,020)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	2,278	-	2,278
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	31,900	-	31,900
Other	1,264	-	1,264

Balance at September 30, 2009	$ 528,825	$ 13,082	$ 541,907

3.	STOCK BASED COMPENSATION

The Company accounts for stock based compensation under FASB ASC Topic 718, "Compensation - Stock Compensation", and uses the modified-prospective method.  Under the modified-prospective method, the Company recognizes compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date.

For the three months ended September 30, 2009 and 2008, the Company recorded compensation expense (included in general and administrative expense) of $72,000 and $72,000, respectively,

related to stock options and $324,000 and $369,000, respectively, related to amortization of non-vested stock grants.  For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense (included in general and administrative expense) of $252,000 and $208,000, respectively, related to stock option and $1,013,000 and $1,074,000, respectively, related to amortization of non-vested stock grants.

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

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of land and buildings are determined at replacement cost.  Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values as of the dates acquired.  The Company measures the fair value of in-place customer leases based on the Company's experience with customer turnover.  The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).  During the nine months ended September 30, 2009, the Company did not acquire any storage facilities.

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

In August and September of 2009 the Company sold three non-strategic storage facilities located in Massachusetts and North Carolina for net proceeds of $10.9 million resulting in a net loss on disposal of $1.0 million.  In April 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The operations of these facilities and the loss/gain on sale are reported as discontinued operations in 2009 and 2008.  Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2009.  The following is a summary of the amounts reported as discontinued operations:

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

On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 2.0% (based on the Company's September 30, 2009 credit rating).  In October 2009, the Company repaid $100 million of this term note (see Note 15).  The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.75% (based on the Company's credit rating at September 30, 2009), and requires a 0.25% facility fee.  The interest rate at September 30, 2009 on the Company's available line of credit was approximately 2.00% (1.8% at December 31, 2008).  At September 30, 2009, there was $125 million available on the unsecured line of credit.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 8.13% (based on the Company's credit rating at September 30, 2009).

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  At September 30, 2009, the Company was in compliance with its debt covenants.  At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements.  In May 2009, the Company obtained a waiver of the violation as of March 31, 2009.  The fees paid to obtain the waiver were approximately $1 million and are included in interest expense for the nine months ended September 30, 2009.

As a result of the debt covenant violation and operating trends, Fitch Ratings downgraded the Company's rating on its revolving credit facility and term notes to non-investment grade in May 2009.  In October 2009, Fitch Ratings adjusted the Company's rating on its revolving credit facility and term notes back to investment grade.  As a result of the ratings adjustment, the interest rate on the Company's revolving line of credit was reduced from LIBOR plus 1.75% to LIBOR plus 1.375% on October 16, 2009; the interest rate on the Company's unsecured term note due June 2012 was reduced from LIBOR plus 2% to LIBOR plus 1.625% on October 16, 2009; and the interest rate on the Company's $150 million unsecured term note due April 2016 was reduced from 8.13% to 6.38% on October 26, 2009.

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

The table below summarizes the Company's debt obligations and interest rate derivatives at September 30, 2009.  The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument.  The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts.  Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

Expected Maturity Date Including Discount
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 1.75 (2.00% at September 30, 2009)……………	-	-	-	-	-	-	-	-

Notes Payable:
Term note - variable rate LIBOR+2.0% (2.25% at September 30, 2009)……………	-	-	-	$250,000	-	-	$250,000	$250,000
Term note - variable rate LIBOR+1.50% (2.23% at September 30, 2009)……………	-	-	-	-	$ 20,000	-	$ 20,000	$ 20,000
Term note - fixed rate 6.26%.............................	-	-	-	-	$ 80,000	-	$ 80,000	$ 76,427
Term note - fixed rate 8.38%.............................	-	-	-	-	-	$ 150,000	$150,000	$148,083

Mortgage note - fixed rate 7.80%......................	$ 152	$ 630	$ 27,817	-	-	-	$ 28,599	$ 29,844
Mortgage note - fixed rate 7.19%......................	$ 291	$ 1,211	$ 1,301	$ 38,963	-	-	$ 41,766	$ 43,301
Mortgage note - fixed rate 7.25%......................	$ 36	$ 149	$ 3,220	-	-	-	$ 3,405	$ 3,436
Mortgage note - fixed rate 6.76%......................	$ 6	$ 25	$ 27	$ 29	$ 896	-	$ 983	$ 998
Mortgage note - fixed rate 6.35%......................	$ 7	$ 28	$ 30	$ 31	$ 34	$ 949	$ 1,079	$ 1,080
Mortgage notes - fixed rate 5.55%.....................	$ 26,078	-	-	-	-	-	$ 26,078	$ 26,200
Mortgage notes - fixed rate 7.50%.....................	$ 53	$ 222	$ 5,657	-	-	-	$ 5,932	$ 6,095

Interest rate derivatives – liability…………….	-	-	-	-	-	-	-	$ 20,632

8.	DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued additional guidance under ASC Topic 815 "Derivatives and Hedging" through the issuance of SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities."  The updated guidance changes the disclosure requirements for derivative instruments and hedging activities.  The Company adopted the new disclosure requirements as of January 1, 2009.

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

As of September 30, 2009, the Company has five interest rate swap agreements in effect, as detailed below to effectively convert a total of $270 million of variable-rate debt to fixed-rate debt.
Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million…………..	9/1/09	6/22/12	4.7100%	1 month LIBOR
$25 Million…………..	9/1/09	6/22/12	4.2875%	1 month LIBOR

On October 5, 2009, the Company used proceeds from the issuance of common stock to terminate the interest rate swap agreements with notional amounts of $75 million and $25 million (see Note 15).  The total cost to terminate the swaps was $8.4 million and will be recorded as additional interest expense in the fourth quarter of 2009.

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815, held by the Company.  Based on current interest rates and after considering the swaps terminated in October 2009, the Company estimates that payments under the interest rate swaps will be approximately $7.2 million for the twelve months ended September 30, 2010.  Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur.

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

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC ("Sovran HHF"), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company.  The carrying value of the Company's investment at September 30, 2009 was $20.0 million.  Twenty five properties were acquired by Sovran HHF through September 30, 2009 for approximately $171.5 million.  The Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions.  As of September 30, 2009, the carrying value of the Company's investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs.  This difference is not amortized; it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.

As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.9 million for the nine months ended September 30, 2009.  The Company's share of Sovran HHF's income for the nine months ended September 30, 2009 was $0.2 million.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company's headquarters and other tenants.  The Company's investment includes a capital contribution of $49.  The carrying value of the Company's investment is a liability of $0.5 million at September 30, 2009 and December 31, 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

A summary of the unconsolidated joint ventures' financial statements as of and for the nine months ended September 30, 2009 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 168,921	$ -
Investment in office building	-	5,371
Other assets	4,297	698
Total Assets	$ 173,218 =======	$ 6,069 =======
Due to the Company	$ 133	$ -
Mortgages payable	78,889	7,070
Other liabilities	3,004	228
Total Liabilities	82,026	7,298
Unaffiliated partners' equity (deficiency)	72,954	(702)
Company equity (deficiency)	18,238	(527)
Total Liabilities and Partners' Equity (deficiency)	$ 173,218 =======	$ 6,069 ======

Income Statement Data:
Total revenues	$ 13,222	$ 857
Total expenses	12,689	822
Net income	$ 533 =======	$ 35 ======
The Company does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.

11.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

The Company's continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses.  No interest and penalties have been recognized for the nine months ended September 30, 2009 and 2008.  As of September 30, 2009 and December 31, 2008, the Company had no amounts accrued related to uncertain tax positions.  The tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12.	EARNINGS PER SHARE

The Company reports earnings per share data in accordance ASC Topic 260, "Earnings Per Share."  Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2.  Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  The codification update requires retrospective restatement of all prior period earnings per share data to conform with its provisions.  While the adoption and retrospective application of the codification update resulted in a change in the calculation of the denominator used to determine basic and diluted earnings per share, it did not have any impact on our earnings per share amounts for all periods presented.

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended Sep. 30, 2009	Three Months Ended Sep. 30, 2008	Nine Months Ended Sep. 30, 2009	Nine Months Ended Sep. 30, 2008
Numerator:
Net income from continuing operations attributable to controlling interests	$ 7,496	$ 9,528	$ 21,418	$ 29,022

Denominator:
Denominator for basic earnings per share - weighted average shares	23,336	21,811	22,640	21,729
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	13	23	6	24
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	23,349	21,834	22,646	21,753

Basic earnings per common share from continuing operations attributable to controlling interests	$ 0.36	$ 0.43	$ 0.97	$ 1.27
Basic earnings per common share attributable to controlling interests	$ 0.32	$ 0.44	$ 0.95	$ 1.34

Diluted earnings per common share from continuing operations attributable to controlling interests	$ 0.36	$ 0.43	$ 0.97	$ 1.27
Diluted earnings per common share attributable to controlling interests	$ 0.32	$ 0.44	$ 0.95	$ 1.33

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

In June 2009, the FASB issued revised accounting guidance under ASC Topic 810, "Consolidation" by issuing SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  The revised guidance amends previous guidance (as previously required under FASB Interpretation No. 46(R), "Variable Interest Entities") for determining whether an entity is a variable interest entity ("VIE") and requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE.  Under the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The revised guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity's economic performance.  The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The revised guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  The Company is currently evaluating the impact that the adoption of the revised guidance will have on its consolidated financial statements.

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

On October 5, 2009, the Company completed the public offering of 4,025,000 shares of its common stock at $29.75 per share.  Net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses were approximately $113.8 million.  The Company used the net proceeds from the offering to repay $100 million of the Company's unsecured term note due June 2012 and to terminate two interest rate swaps relating to the debt repaid at a cost of $8.4 million.  The cost to terminate the interest rate swaps of $8.4 million and the write-off of the unamortized financing fees related to the term notes repaid of $0.6 million will be recorded as additional interest expense in the fourth quarter of 2009.  The Company intends to use the remaining proceeds for general business purposes.

On October 1, 2009, the Company declared a quarterly dividend of $0.45 per common share.  The dividend was paid on October 26, 2009 to shareholders of record on October 12, 2009.  The total dividend paid amounted to $12.4 million.

In October 2009, the Company entered into contracts for the sale of three non-strategic properties in Pennsylvania and Virginia for approximately $8.0 million.  The sales of these properties are subject to significant contingencies and there is no assurance that the properties will be sold.  Should the sales occur, the Company would recognize an aggregate gain of approximately $0.2 million.

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

As described in Note 5 to the financial statements, during the third quarter of 2009 the Company sold three non-strategic storage facilities for net cash proceeds of $10.9 million resulting in a loss of $1.0 million.  The 2009 and 2008 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.

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

As described in Note 5 to the financial statements, during the nine months ended September 30, 2009 the Company sold three non-strategic storage facilities for net cash proceeds of $10.9 million resulting in a loss of $1.0 million.  During 2008 the Company sold one non-strategic storage facility for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.  The 2009 and 2008 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2009	September 30, 2008
Net income attributable to controlling interests	$ 21,418	$ 29,022
Net income attributable to noncontrolling interest	1,416	1,785
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	25,471	25,795
Depreciation and amortization from unconsolidated joint ventures	620	262
Gain on sale of real estate	(118)	(716)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(868)	(1,042)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(1,020)	(1,224)
FFO available to controlling shareholders	$ 46,919 =======	$ 53,882 ======

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts.  At September 30, 2009, the Company was in compliance with all debt covenants.  The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements.  This covenant limits our total consolidated liabilities to 55% of our gross asset value.  At September 30, 2009, our leverage ratio as defined in the agreements was approximately 53.1%.  The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures.  The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the agreements.  At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements.  In May 2009, the Company obtained a waiver of the violation as of March 31, 2009.  The fees paid to obtain the waiver were approximately $1 million and are included in interest expense for the nine months ended September 30, 2009.  In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.

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

We believe that the steps the Company has taken, including but not limited to the equity raised from our common stock offering of approximately $113.8 million, the pay down of $100 million of our term notes, and the reduction in the quarterly dividend, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.

On October 5, 2009, the Company completed the public offering of 4,025,000 shares of its common stock at $29.75 per share.  Net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses were approximately $113.8 million.  The Company used the net proceeds from the offering to repay $100 million of the Company's unsecured term note due June 2012 and to terminate two interest rate swaps relating to the debt repaid at a cost of $8.4 million.  The Company intends to use the remaining proceeds for general business purposes.

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

On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements.  As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 2.0% (based on our September 30, 2009 credit ratings).  The proceeds from this term note were used to repay the Company's previous line of credit that was to mature in September 2008, the Company's term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital.  As previously discussed, in October 2009, the Company repaid $100 million of this term note with the proceeds of our common stock offering.  The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.75% (based on our September 30, 2009 credit rating), and requires a 0.25% facility fee.  The revolving line of credit maturity can be extended at our option until June 2012.  At September 30, 2009, there was $125 million available on the unsecured line of credit, although covenant restrictions may limit borrowings pursuant to the revolving credit facility.

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

During the first nine months of 2009, we issued approximately 59,000 shares of common stock pursuant to our Employee Stock Option Plan.  In addition, during such nine month period we issued approximately 1,386,000 shares of common stock pursuant to the direct stock purchase portion of our Dividend Reinvestment and Stock Purchase Plan, for which we received proceeds of approximately $31.4 million, and approximately 17,000 shares of common stock pursuant to the dividend reinvestment portion of such Plan, for which we received aggregate consideration of approximately $0.4 million.   We will be suspending the Plan prior to the end of November 2009. We anticipate re-activating the Plan or adopting a new Plan prior to the end of the second quarter 2010.

During 2009 we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors.  From the inception of the Share Repurchase Program through September 30, 2009, we have reacquired a total of 1,171,886 shares pursuant to this program.  From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the first nine months of 2009 we did not purchase any properties and did not have any properties under contract for purchase.  In August and September of 2009 the Company sold three non-strategic storage facilities located in Massachusetts and North Carolina for net proceeds of $10.9 million resulting in a net loss on disposal of $1.0 million.  In October 2009, we entered into contracts for the sale of three non-strategic properties in Pennsylvania and Virginia for approximately $8.0 million.  The sales of these properties are subject to significant contingencies and there is no assurance that the properties will be sold.  Should the sales occur, we would recognize an aggregate gain of approximately $0.2 million.  We may seek to sell additional non-strategic properties in 2009.

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

UMBRELLA PARTNERSHIP REIT

We were formed as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") and, as such, have the ability to issue Operating Partnership ("OP") Units in exchange for properties sold by independent owners.  By utilizing such OP Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller's ability to partially defer their income tax liability.  As of September 30, 2009, 419,952 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt.  At September 30, 2009, we had five outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$20 Million…………..	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million…………..	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million…………	7/1/08	6/22/12	4.2965%	1 month LIBOR
$75 Million…………..	9/1/09	6/22/12	4.7100%	1 month LIBOR
$25 Million…………..	9/1/09	6/22/12	4.2875%	1 month LIBOR

On October 5, 2009, the Company used proceeds from the issuance of common stock to terminate the interest rate swap agreements with notional amounts of $75 million and $25 million (see Note 15 of our financial statements).  The total cost to terminate the swaps was $8.4 million and will be recorded as additional interest expense in the fourth quarter of 2009.

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

We May Change the Dividend Policy for Our Common Stock in the Future.

In 2009, our board of directors authorized and we declared quarterly common stock dividends of $0.64 per share for the first fiscal quarter; the equivalent of an annual rate of $2.56 per share.  With respect to the second quarter of 2009, recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, our board of directors reduced the quarterly common stock dividend to $0.45 per share, for an annual rate of $1.80 per share.  A $0.45 per share quarterly common stock dividend was also declared with respect to the third quarter of 2009.  We can provide no assurance that the board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

A recent Internal Revenue Service revenue procedure allows us to satisfy the REIT income distribution requirements with respect to our 2009 taxable year by distributing up to 90% of our 2009 dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash, so long as we follow a process allowing our shareholders to elect cash or stock subject to a cap that we impose on the maximum amount of cash that will be paid.  Although we may utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources.  If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect to all of or a portion of such dividend that is payable in stock.  In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of our common stock.

Our board of directors will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations.  The decisions to authorize and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.  Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

We May Have Rescission Liability in Connection with Sales of Unregistered Shares to Certain Investors.

As previously disclosed in our Form 10-Q for the three months ended March 31, 2009, from December 2008 through April 2009, we sold an aggregate of 653,757 shares of common stock under our dividend reinvestment and stock purchase plan (the "DRSPP") which were not registered under the Securities Act as a result of the expiration in November 2008 of our registration statement covering the DRSPP.  Some or all of those sales, which resulted in proceeds to us of approximately $14.0 million, may have violated Section 5 of the Securities Act.  Purchasers of shares issued in violation of Section 5 have a right to rescind their purchases for a period of twelve months following the date of original purchase under Section 13 of the Securities Act.  As a result, we could be required to repurchase some or all of the shares issued under the DRSPP during this period at the original sale price plus statutory interest.

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
February 25, 2010 Date