Form 10-K
period 2009-12-31
SOVRAN SELF STORAGE INC
filed 2010-02-26
CIK 944314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2009, 23,391,184 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $558,480,713 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2009).
     As of February 15, 2010, 27,547,027 shares of Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders of the Registrant to be held on May 26, 2010 (Part III).

Part I
          When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Item 1. Business
          Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and the consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or “Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest and are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At February 15, 2010, we held ownership interests in and managed 381 Properties consisting of approximately 24.7 million net rentable square feet, situated in 24 states. Among our 381 Properties are 27 Properties that we manage for a consolidated joint venture of which we are a majority owner and 25 Properties that we manage for a joint venture of which we are a 20% owner. We believe we are the fourth largest operator of self-storage properties in the United States based on facilities owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
          We own an indirect interest in each of the Properties through a limited partnership (the “Partnership”). In total, we own a 98.5% economic interest in the Partnership and unaffiliated third parties own collectively a 1.5% limited partnership interest at December 31, 2009. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.
          We were incorporated on April 19, 1995 under Maryland law. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our web site is www.sovranss.com .
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
Industry Overview
          We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities, such as those managed by the Company, are usually fenced and well lighted with gates that are either manually operated or automated and have a full-time manager. Our customers rent space on a month-to-month basis and have access to their storage area during business hours and in certain circumstances are provided with 24-hour access. Individual storage units are secured by the customer’s lock, and the customer has sole control of access to the unit.
          According to the 2010 Self-Storage Almanac, of the approximately 48,700 facilities in the United States, less than 11% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.
Property Management
          We believe that we have developed substantial expertise in managing self-storage facilities. Key elements of our management system include the following:
Personnel:
          Property managers undergo continuous training that emphasizes closing techniques, identification of selected marketing opportunities, networking with possible referral sources, and familiarization with our customized management information system. In addition to frequent contact with Area Managers and other Company personnel, property managers receive periodic newsletters via our intranet regarding a variety of operational issues, and from time to time attend “roundtable” seminars with other property managers.
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

-
Dri-guard, that provides humidity-controlled spaces. We became the first self-storage operator to utilize this humidity protection technology. These environmental control systems are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture; and

-
Uncle Bob’s trucks, that provide customers with convenient, affordable access to vehicles to help move their goods into storage, and which also serve as moving billboards to help advertise our storage facilities.

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
Information Systems:
          Our customized computer system performs billing, collections and reservation functions for each Property. It also tracks information used in developing marketing plans based on occupancy levels and customer demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Area Managers. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.
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
Disposition Policy
     Any disposition decision of our Properties is based on a variety of factors, including, but not limited to, the (i) potential to continue to increase cash flow and value, (ii) sale price, (iii) strategic fit with the rest of our portfolio, (iv) potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT.
     During 2009 we sold five non-strategic storage facilities located in Massachusetts, North Carolina and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. During 2008 we sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. No storage facilities were sold in 2007.
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
     On May 6, 2009, recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, our Board of Directors reduced the quarterly common stock dividend from $0.64 per share to $0.45 per share, for an annual rate of $1.80 per share.
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
     On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%. The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. In October 2009, the Company repaid $100 million of the term note entered into in June 2008. The 2008 agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee. At December 31, 2009, there was

$125 million available on the unsecured line of credit.
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
Employees
     We currently employ a total of 1,051 employees, including 381 property managers, 24 area managers, and 511 assistant managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 132 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.
Available Information
     We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our codes of ethics and Charters of our Governance, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.sovranss.com.
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
Covenants and Risk of Default. Our unsecured credit facility and term notes require us to operate within certain covenants, including financial covenants with respect to leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and dividend limitations. If we violate any of these covenants or otherwise default under our unsecured credit facility or term notes, then our lenders could declare all indebtedness under these facilities to be immediately due and payable which would have a material adverse effect on our business and could require us to sell self-storage facilities under distress conditions and seek replacement financing on substantially more expensive terms.

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
     Illiquidity of Real Estate May Limit its Value. Real estate investments are relatively illiquid. Our ability to vary our portfolio of self-storage facilities in response to changes in economic and other conditions is limited. In addition, provisions of the Code may limit our ability to profit on the sale of self-storage facilities held for fewer than two years. We may be unable to dispose of a facility when we find disposition advantageous or necessary and the sale price of any disposition may not equal or exceed the amount of our investment.
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
     Possible Liability Relating to Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that property. Those laws often impose liability even if the owner or operator did not cause or know of the presence of hazardous or toxic substances and even if the storage of those substances was in violation of a customer’s lease. In addition, the presence of hazardous or toxic substances, or the failure of the owner to address their presence on the property, may adversely affect the owner’s ability to borrow using that real property as collateral. In connection with the ownership of the self-storage facilities, we may be potentially liable for any of those costs.
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
     In addition, a REIT is limited with respect to the services it can provide for its tenants. In the past, we have provided certain conveniences for our tenants, including property insurance underwritten by a third party insurance company that pays us commissions. We believe the insurance provided by the insurance company would not constitute a prohibited service to our tenants. No assurances can be given, however, that the IRS will not challenge our position. If the IRS successfully challenged our position, our qualification as a REIT could be adversely affected.
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
We May Pay Some Taxes, Reducing Cash Available for Shareholders
     Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, foreign,

state and local taxes on our income and property. Certain of our corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxable as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount. In addition, if we receive or accrue certain amounts and the underlying economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that the Company or any taxable REIT subsidiary is required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.
We May Change the Dividend Policy for Our Common Stock in the Future
     In 2009, our board of directors authorized and we declared quarterly common stock dividends of $0.64 per share for the first fiscal quarter; the equivalent of an annual rate of $2.56 per share. With respect to the second quarter of 2009, recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, our board of directors reduced the quarterly common stock dividend to $0.45 per share, for an annual rate of $1.80 per share. A $0.45 per share quarterly common stock dividend was also declared with respect to the third and fourth quarters of 2009. We can provide no assurance that the board will not reduce or eliminate entirely dividend distributions on our common stock in the future.
     A recent Internal Revenue Service revenue procedure allows us to satisfy the REIT income distribution requirements with respect to our 2010 and 2011 taxable years by distributing up to 90% of our dividends for such years on our common stock in shares of our common stock in lieu of paying dividends entirely in cash, so long as we follow a process allowing our shareholders to elect cash or stock subject to a cap that we impose on the maximum amount of cash that will be paid. Although we may utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect to all of or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of our common stock.
     Our board of directors will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.
We May Have Rescission Liability in Connection with Sales of Unregistered Shares to Certain Investors
     As previously disclosed in our Form 10-Q for the three months ended March 31, 2009, from December 2008 through April 2009, we sold an aggregate of 653,757 shares of common stock under our dividend reinvestment and stock purchase plan (the “DRSPP”) which were not registered under the Securities Act as a result of the expiration in November 2008 of our registration statement covering the DRSPP. Some or all of those sales, which resulted in proceeds to us of approximately $14.0 million, may have violated Section 5 of the Securities Act. Purchasers of shares issued in violation of Section 5 have a right to rescind their purchases for a period of twelve months following the date of original purchase under Section 13 of the Securities Act. As a result, we could be required to repurchase some or all of the shares issued under the DRSPP during this period at the original sale price plus statutory interest.

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
Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida
     As of December 31, 2009, 147 of our 381 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2009, these facilities accounted for approximately 42.0% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states continue to deteriorate, we will experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock
     The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current law is 15% through 2010, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax, legislation that extends the application of a lower rate of taxation to dividends paid after 2010 by “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations would continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as other ordinary income of domestic noncorporate taxpayers and the maximum rate for domestic noncorporate taxpayers will increase in 2011 unless current tax laws are changed.
Item 1B. Unresolved Staff Comments
     None.

Item 2.	Properties
     At December 31, 2009, we held ownership interests in and managed a total of 381 Properties situated in twenty-four states. Among the 381 self-storage facilities are 27 Properties that we manage for a consolidated joint venture of which we are a majority owner and 25 Properties that we manage for a joint venture of which we are a 20% owner.
     Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 21,000 to 181,000 net rentable square feet, with an average of approximately 65,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.
     All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
     The following table provides certain information regarding the Properties in which we have an ownership interest and manage as of December 31, 2009:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2009	Feet	Spaces	Revenue
Alabama	22	1,587,552	11,895	4.9%
Arizona	9	532,834	4,723	2.3%
Connecticut	5	300,860	2,866	1.9%
Colorado	4	276,927	2,374	1.3%
Florida	57	3,641,512	33,394	15.1%
Georgia	27	1,710,528	13,935	6.1%
Kentucky	2	144,872	1,323	0.6%
Louisiana	14	836,350	7,309	3.7%
Maine	2	114,265	1,010	0.5%
Maryland	4	172,083	2,037	0.9%
Massachusetts	12	664,614	6,067	3.2%
Michigan	6	354,608	3,035	1.1%
Mississippi	12	922,933	7,116	3.4%
Missouri	7	432,039	3,791	2.0%
New Hampshire	4	259,555	2,331	1.0%
New York	28	1,590,577	14,566	8.4%
North Carolina	14	723,262	6,223	2.7%
Ohio	23	1,558,905	12,900	5.5%
Pennsylvania	4	208,400	1,630	0.8%
Rhode Island	4	168,346	1,565	0.8%
South Carolina	8	443,158	3,782	1.7%
Tennessee	4	291,204	2,457	0.9%
Texas	90	6,624,499	54,563	26.9%
Virginia	19	1,130,226	10,528	4.3%

Total	381	24,690,109	211,420	100.0%

     At December 31, 2009, the Properties had an average occupancy of 80.0% and an annualized rent per occupied square foot of $10.29.

Item 3.	Legal Proceedings
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

Quarter 2008	High	Low
1st	$44.62	$33.56
2nd	46.50	41.37
3rd	46.15	35.77
4th	44.16	19.18

Quarter 2009	High	Low
1st	$36.12	$16.40
2nd	26.95	19.28
3rd	33.33	22.69
4th	38.06	28.88
     As of February 15, 2010, there were approximately 1,335 holders of record of our Common Stock.
     We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.
     For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2009 represent 45% ordinary income, and 55% return of capital.
History of Dividends Declared on Common Stock

March 2008	$0.630 per share
June 2008	$0.630 per share
September 2008	$0.640 per share
December 2008	$0.640 per share

March 2009	$0.640 per share
July 2009	$0.450 per share
October 2009	$0.450 per share

January 2010	$0.450 per share

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth certain information as of December 31, 2009, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

	Number of
	securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining available
	options, warrants	options, warrants	for future issuance
Plan Category	and rights (#)	and rights ($)	(#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	316,163	$42.86	998,330
1995 Award and Option Plan	46,300	$27.23	0
2009 Outside Directors’ Stock Option and Award Plan	9,500	$23.15	137,044
1995 Outside Directors’ Stock Option Plan	25,505	$46.23	0
Deferred Compensation Plan for Directors (1)	29,390	N/A	27,671
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH
     The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2004 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.
CUMULATIVE TOTAL SHAREHOLDER RETURN
SOVRAN SELF STORAGE, INC.
DECEMBER 31, 2004 — DECEMBER 31, 2009

	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009
S&P	100.00	104.91	121.48	128.15	80.74	102.11
NAREIT	100.00	112.17	151.49	127.72	79.54	101.80
SSS	100.00	117.89	150.77	110.72	105.80	114.07
The foregoing item assumes $100.00 invested on December 31, 2004, with dividends reinvested.

Item 6. Selected Financial Data
     The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,

(dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Operating Data
Operating revenues	$195,011	$200,193	$190,013	$162,541	$134,524
Income from continuing operations	22,438	37,803	40,184	37,306	34,379
(Loss) income from discontinued operations (1)	(784)	1,880	1,661	1,738	1,940
Net income	21,654	39,683	41,845	39,044	36,319
Net income attributable to common shareholders	19,916	37,399	37,958	34,098	30,667
Income from continuing operations per common share attributable to common shareholders — diluted	0.87	1.63	1.73	1.80	1.72
Net income per common share attributable to common shareholders — basic	0.84	1.72	1.81	1.90	1.86
Net income per common share attributable to common shareholders — diluted	0.84	1.72	1.81	1.89	1.84
Dividends declared per common share (2)	1.54	2.54	2.50	2.47	2.44

Balance Sheet Data
Investment in storage facilities at cost	$1,387,583	$1,366,615	$1,300,847	$1,115,255	$865,692
Total assets	1,185,201	1,212,528	1,164,475	1,053,033	784,195
Total debt	481,219	623,261	566,517	462,027	339,144
Total liabilities	520,142	692,381	610,644	495,175	364,856
Series C preferred stock	—	—	—	26,613	26,613

Other Data
Net cash provided by operating activities	$59,123	$77,132	$85,175	$64,656	$60,724
Net cash used in investing activities	(4,448)	(82,711)	(190,267)	(176,567)	(79,156)
Net cash (used in) provided by financing activities	(48,451)	6,055	61,372	154,730	20,238

(1)	In 2009 we sold five stores and in 2008 we sold one store whose results of operations and (loss) gain on disposal are classified as discontinued operations for all previous years presented.

(2)	In 2009 we declared dividends in March, July, and October (see Item 5). On January 4, 2010 we declared a dividend of $0.45 per common share, and therefore it is not included in the 2009 column.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.
Disclosure Regarding Forward-Looking Statements
     When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; the regional concentration of the Company’s business may subject it to economic downturns in the states of Florida and Texas; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of principal, interest and dividends; and tax law changes that may change the taxability of future income.
Business and Overview
     We believe we are the fourth largest operator of self-storage properties in the United States based on facilities owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage”®.
Operating Strategy
Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
-	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:
-	Our Customer Care Center, which answers sales inquiries and makes reservations for all of our Properties on a centralized basis,

-	The Uncle Bob’s truck move-in program, under which, at present, 258 of our stores offer a free Uncle Bob’s truck to assist our customers in moving into their spaces,

-	Our dehumidification system, known as Dri-guard, which provides our customers with a better environment to store their goods and improves yields on our Properties, and

-	Internet marketing and sales.
-	Our “Name your Price” concession differentiates us from the “free month” offer now prevalent in our industry, and allows us to engage the customer in a unique manner. We are able to customize this offer based on occupancies and demand.

-	Our customized property management systems enable us to improve our ability to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.

-	In addition, our managers are better qualified and receive a significantly higher level of training than they did in the past, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality have been improved.
B.	Acquiring additional stores:
-	Our objective is to acquire new stores one or two at a time in markets we currently operate in. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.

-	We may also enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems would enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.
C.	Expanding our management business:
-	We see our management business as a source of future acquisitions. We may develop additional joint ventures in which we are minority owners and managers of the self-storage facilities acquired by these joint ventures. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.
D.	Expanding and enhancing our existing stores:
-	Over the past five years, we have undertaken a program of expanding and enhancing our Properties. In 2007, we expended approximately $25 million to add some 444,000 square feet of premium space (i.e., air-conditioned and/or humidity controlled) to our Properties; in 2008, we spent approximately $26 million to add 403,000 square feet and to convert 95,000 square feet to premium storage; and in 2009, we completed construction of a new 78,000 square foot facility in Richmond Virginia, added 175,000 square feet to other existing Properties, and converted 64,000 square feet to premium storage for a total cost of approximately $18 million.
Supply and Demand
     We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The current economic conditions and the credit market environment have resulted in a decrease in new supply on a national basis in 2008 and 2009. With the decrease of debt and equity capital brought about by the credit market tightening in the past year, we have seen capitalization rates on acquisitions (expected annual return on investment) increase to approximately 8.0% and expect continued increases in 2010. From 2003 to 2007, the historically low interest rates available to developers resulted in increased supply on a national basis. We experienced some of this excess supply in certain markets in Texas and Florida from 2003 to 2007, but because of the demand model, we did not see a widespread effect on our stores in those years. In 2008, the Florida market was negatively affected by the current economic downturn and in 2009 many markets were affected as consumers pulled back spending.
Operating Trends
     Since 2007, our industry has experienced some softness in demand. This was due to the economic slowdown that began in late 2007, and in part to regional issues, such as the reduction of hurricane driven demand in Florida and the Gulf Coast states, and to an overall slowdown in the housing sector. We believe the housing slowdown has impacted our industry in two ways: 1.) a reduction in lease-up activity resulting from fewer residential real estate transactions (both buyers and sellers of residences use our product in times of transition) and 2.) a contraction of housing construction activity which has reduced the number of people working in the construction trades (trades people are a measurable part of our usual customer base.)

     While we enjoyed same store revenue growth from 2003 through 2008, in 2009 our same store revenue decreased 3.1%, primarily because of the aforementioned issues. We expect conditions in most of our markets to remain challenging and are forecasting -2% to 0% revenue growth on a same store basis in 2010.
     We were able to reduce many expenses at the store operating level in 2009 to mitigate the effect of the revenue decline. Expenses related to operating a self-storage facility had increased substantially over the previous five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob’s trucks). While we do not expect further expense decreases in 2010, we do believe expense increases will be at a manageable level of between 2% and 4%.
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
     Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, or an exception that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. At December 31, 2009 and 2008, no assets had been determined to be impaired under this policy.
     Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we don’t have any current expectation of making significant changes in 2010.
     Consolidation and investment in joint ventures: We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method. Under the equity method, our investment in joint ventures are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures.
     Revenue and Expense Recognition: Rental income is recognized when earned pursuant to month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue.

     Qualification as a REIT: We operate, and intend to continue to operate, as a REIT under the Code, but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. If we fail to qualify as a REIT, any requirement to pay federal income taxes could have a material adverse impact on our financial conditions and results of operations.
Recent Accounting Pronouncements
     In June 2009, the FASB issued revised accounting guidance under ASC Topic 810, “Consolidation” by issuing SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The revised guidance amends previous guidance (as previously required under FASB Interpretation No. 46(R), “Variable Interest Entities”) for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact that the adoption of the revised guidance will have on its consolidated financial statements.
YEAR ENDED DECEMBER 31, 2009 COMPARED TO
YEAR ENDED DECEMBER 31, 2008
     We recorded rental revenues of $186.9 million for the year ended December 31, 2009, a decrease of $5.6 million or 2.9% when compared to 2008 rental revenues of $192.5 million. Of the decrease in rental revenue, $6.2 million resulted from a 3.2% decrease in rental revenues at the 352 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2008). The decrease in same store rental revenues was a result of a 2.1% decrease in average rental income per square foot as a result of increased move-in incentives used in 2009 to attract customers. We also experienced a decrease in square foot occupancy of 115 basis points, which we believe resulted from general economic conditions, in particular the housing sector. These decreases were partially offset by a $0.6 million increase in rental revenues resulting from having the three stores acquired in 2008 included for a full year of operations. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2009 primarily as a result of $0.3 million increase in commissions earned from our customer insurance program.
     Property operating and real estate tax expense decreased $2.0 million, or 2.7%, in 2009 compared to 2008. Much of the decrease resulted from numerous expense control initiatives and from a reduction in yellow page advertising at the 352 core properties considered same stores. These expense decreases were partially offset by a 4.1% increase in same store property tax expense and $0.3 million of additional expenses incurred from having the 2008 acquisitions included for a full year of operations. We expect same-store operating costs to increase only moderately in 2010 with increases primarily attributable to utilities and property taxes.
     General and administrative expenses increased $1.4 million or 7.9% from 2008 to 2009. The increase primarily resulted from the write-off of construction in progress projects that were terminated and an increase in internet advertising.
     Depreciation and amortization expense decreased to $33.4 million in 2009 from $33.9 million in 2008, primarily as a result of a $1.0 million decrease in amortization of in-place customers leases relating to previous year acquisitions, offset partially by a full year of depreciation on those acquisitions.

     Interest expense increased from $38.1 million in 2008 to $50.1 million in 2009 as a result of the following factors:
•	A credit ratings downgrade by Fitch Ratings in May 2009 on our unsecured floating rate notes triggered a 1.75% increase in the interest rate on our $150 million term notes and a 0.375% increase in the interest rate on our $250 million term notes. The increase was effective from May to October of 2009, at which time our credit rating was upgraded back to investment grade rating after our common stock offering in October 2009;

•	At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and are included in 2009 interest expense and;

•	On October 5, 2009, the Company used proceeds from the issuance of common stock to terminate the interest rate swap agreements with notional amounts of $75 million and $25 million (see Note 9 of our financial statements). The total cost to terminate the swaps was $8.4 million and is included as additional interest expense in 2009 and;

•	In October 2009, we wrote-off to interest expense $0.6 million of unamortized financing fees related to the $100 million term note that was repaid with the proceeds of the common stock offering.
     The casualty loss recorded in 2009 relates to insurance proceeds received that were less than the carrying value of a building damaged by a fire at one of our facilities.
     During 2009, we sold a parcel of land to the State of Georgia Department of Transportation for their use as part of a road widening project for net cash proceeds of $1.1 million resulting in a gain on sale of $1.1 million.
     As described in Note 5 to the financial statements, during 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. During 2008 the Company sold one non-strategic storage facility for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The 2009, 2008, and 2007 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO
YEAR ENDED DECEMBER 31, 2007
     We recorded rental revenues of $192.5 million for the year ended December 31, 2008, an increase of $8.7 million or 4.7% when compared to 2007 rental revenues of $183.8 million. Of the increase in rental revenue, $1.3 million resulted from a 0.7% increase in rental revenues at the 321 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2007). The increase in same store rental revenues was achieved primarily through rate increases on select units averaging 1.9%, offset by a decrease in square foot occupancy of 150 basis points, which we believe resulted from general economic conditions, in particular the housing sector. The remaining $7.4 million increase in rental revenues resulted from the acquisition of three stores during 2008 and from having the 31 stores acquired in 2007 included for a full year of operations. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2008 primarily as a result of $1.1 million of management and acquisition fees generated from our unconsolidated joint venture, Sovran HHF Storage Holdings LLC.
     Property operating and real estate tax expense increased $5.0 million, or 7.3%, in 2008 compared to 2007. Of this increase, $2.7 million were expenses incurred by the facilities acquired in 2008 and from having expenses from the 2007 acquisitions included for a full year of operations. $2.3 million of the increase was due to increased payroll, property taxes, utilities, and maintenance expenses at the 321 core properties considered same stores.
     General and administrative expenses increased $2.0 million or 13.4% from 2007 to 2008. The increase primarily resulted from the costs associated with operating the properties acquired in 2008 and 2007, and from managing the 25 properties acquired by our joint venture in 2008.

     Depreciation and amortization expense increased to $33.9 million in 2008 from $33.4 million in 2007, primarily as a result of additional depreciation taken on real estate assets acquired in 2008, and a full year of depreciation on 2007 acquisitions, offset by a decrease in amortization of in-place customers leases relating to these acquisitions.
     Interest expense increased from $33.9 million in 2007 to $38.1 million in 2008 as a result of additional borrowings under our line of credit and term notes to purchase three stores in 2008, as well as an increase in interest rates as a result of our debt refinancing in June 2008.
     As described in Note 5 to the financial statements, during 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. In 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The 2008 and 2007 operations of these facilities are reported as discontinued operations.
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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Net income attributable to common shareholders	$19,916	$37,399	$37,958	$34,098	$30,667
Net income attributable to noncontrolling interests	1,738	2,284	2,631	2,434	1,529
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	33,385	33,876	33,360	24,653	20,604
Depreciation of real estate included in discontinued operations	434	591	676	652	618
Depreciation and amortization from unconsolidated joint ventures	820	333	59	168	484
Casualty gain	—	—	(114)	—	—
Loss (gain) on sale of real estate	509	(716)	—	—	—
Funds from operations allocable to noncontrolling interest in Operating Partnership	(984)	(1,366)	(1,425)	(1,450)	(1,519)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	(1,360)	(1,564)	(1,848)	(1,785)	(1,499)

Funds from operations available to common shareholders	$54,458	$70,837	$71,297	$58,770	$50,884

LIQUIDITY AND CAPITAL RESOURCES
     Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2009, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2009, our leverage ratio as defined in the agreements was approximately 42.8%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and are included in interest expense in 2009. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.
     On May 6, 2009, we announced a reduction in our quarterly dividend for the remainder of 2009 from $0.64 per share to $0.45 per share. In addition to the reduction in the dividend, in the second quarter of 2009 we changed our policy of declaring the dividend from the last week in the quarter to the first week following the quarter end. As a result of this date change, no dividend was declared in the three months ended June 30, 2009. A dividend of $0.45 per common share was declared on January 4, 2010 and paid on January 26, 2010. The dividend paid amounted to $12.4 million. In 2010, we expect to declare and pay four dividends in the calendar year.
     On October 5, 2009, the Company completed the public offering of 4,025,000 shares of its common stock at $29.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses were approximately $114.0 million. The Company used the net proceeds from the offering to repay $100 million of the Company’s unsecured term note due June 2012 and to terminate two interest rate swaps relating to the debt repaid at a cost of $8.4 million. The Company used the remaining proceeds along with operating cash flows to payoff a maturing mortgage in December 2009 of $26.1 million.

     We believe that the steps the Company has taken, including but not limited to the equity raised from our common stock offering of approximately $114.0 million, the pay down of $100 million of our term notes, and the reduction in the quarterly dividend, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.
     Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and our availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through June 2011, at which time our revolving line of credit matures. Future draws on our line of credit may be limited due to covenant restrictions.
     Cash flows from operating activities were $59.1 million, $77.1 million and $85.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in operating cash flows from 2008 to 2009 was primarily due to a decrease in net income. The decrease in net income was primarily a result of lower rental income and increased interest expense. The decrease in operating cash from 2007 to 2008 was primarily attributable to a decrease in net income and accounts payable remaining consistent with the prior year.
     Cash used in investing activities was $4.4 million, $82.7 million, and $190.3 million for the years ended December 31, 2009, 2008, and 2007 respectively. The decrease in cash used from 2008 to 2009 was due to (i) reduced acquisition and capital improvement activity in 2009, (ii) an increase in proceeds from the sale of storage facilities, and (iii) a reduction in the funding of our share of the joint venture entered into in 2008. The decrease in cash used from 2007 to 2008 was attributable to reduced acquisition activity in 2008 as many of the properties acquired were acquired through a joint venture of which we are a 20% owner.
     Cash used in financing activities was $48.5 million in 2009, compared to cash provided by financing activities of $6.0 million in 2008 and $61.4 million in 2007. In 2009, we used our operating cash flow and the proceeds from our common stock offering to paydown $14.0 million of our line of credit, $100 million of term notes, and a $26.1 million mortgage. Our reduced acquisition activity in 2008 was the driver behind the decrease in cash provided from financing activities from 2007 to 2008.
     On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s December 31, 2009 credit rating). The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. We repaid $100 million of this term note with the proceeds of our common stock offering. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at December 31, 2009), and requires a 0.25% facility fee. The interest rate at December 31, 2009 on the Company’s available line of credit was approximately 1.61% (1.8% at December 31, 2008). At December 31, 2009, there was $125 million available on the unsecured line of credit. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2009, the entire $125 million line of credit could be drawn without violating our debt covenants.
     We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our December 31, 2009 credit ratings).
     Prior to our October 2009 common stock offering, the line of credit facility and term notes had an investment grade rating from Standard and Poor’s (BBB-). Due to our debt covenant violation and operating trends, Fitch Ratings downgraded the Company’s rating on its revolving credit facility and term notes to non-investment grade (BB+) in May 2009. As a result of our common stock offering in October 2009 and the use of proceeds to repay $100 million of term notes, Fitch Ratings upgraded our rating on our line of credit and term notes again to investment grade (BBB-). Combined, this credit rating upgrade, the repayment of $100 million of term notes and the termination of the interest rate swaps related to these term notes are expected to reduce our annualized interest by approximately $9.8 million.
     In addition to the unsecured financing mentioned above, our consolidated financial statements also include $81.2 million of mortgages payable as detailed below:

*
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.7 million, principal and interest paid monthly. The outstanding balance at December 31, 2009 on this mortgage was $28.4 million.

*
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.3 million, principal and interest paid monthly. The outstanding balance at December 31, 2009 on this mortgage was $41.5 million.

*
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at December 31, 2008 on this mortgage was $3.4 million.

*
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly. The outstanding balance at December 31, 2009 on this mortgage was $1.0 million.

*
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly. The outstanding balance at December 31, 2009 on this mortgage was $1.1 million.

*
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at December 31, 2009 on this mortgage was $5.9 million.

     The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.
     During 2009, we issued approximately 1.4 million shares via our Dividend Reinvestment and Stock Purchase Plan and Employee Stock Option Plan. We received $32.6 million from the sale of such shares. Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009. We plan to reinstate our Dividend Reinvestment and Stock Purchase Plan in 2010 and expect to issue shares when our share price and capital needs warrant such issuance.
     During 2009 and 2008, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2009, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
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

CONTRACTUAL OBLIGATIONS
     The following table summarizes our future contractual obligations:

Payments due by period
Contractual
obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
Line of credit	—	—	—	—	—
Term notes	$400.0 million	—	$150.0 million	$100.0 million	$150.0 million
Mortgages payable	$81.2 million	$2.2 million	$77.1 million	$1.9 million	—
Interest payments	$99.2 million	$23.8 million	$40.6 million	$22.9 million	$11.9 million
Interest rate swap payments	$11.5 million	$7.0 million	$4.2 million	$0.3 million	—
Land lease	$1.1 million	$0.1 million	$0.1 million	$0.1 million	$0.8 million
Building leases	$0.1 million	$0.1 million	—	—	—

Total	$593.1 million	$33.2 million	$272.0 million	$125.2 million	$162.7 million
     Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2009 rates. Interest rate swap payments include net settlements of swap liabilities based on forecasted variable rates.
ACQUISITION OF PROPERTIES
     We acquired no properties in 2009. During 2008, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the bank term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire three Properties in Mississippi and Ohio comprising 0.2 million square feet from unaffiliated storage operators. During 2007, we used operating cash flow, borrowings pursuant to the line of credit, borrowings under the bank term note, proceeds from our Dividend Reinvestment and Stock Purchase Plan, and proceeds from the December 2006 common stock offering to acquire 31 Properties in Alabama, Florida, Mississippi, New York, and Texas comprising 2.3 million square feet from unaffiliated storage operators.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
     Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets. No properties were acquired in 2009 and acquisitions in 2010 may be limited due to the fact that, at present, seller’s asking prices remain considerably higher than the Company believes market conditions warrant.
     In 2009 we scaled back a planned $550 million program to expand and enhance our existing properties. Instead we spent approximately $18 million to add 175,000 square feet to existing Properties, and to convert 64,000 square feet to premium storage. We also completed construction of a new 78,000 square foot facility in Richmond, Virginia. Although we do not expect to construct any new facilities in 2010, we do plan to expend up to $20 million to expand and enhance existing facilities.
DISPOSITION OF PROPERTIES
     During 2009, we sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. During 2008, we sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. No sales took place in 2007.
     We may seek to sell additional Properties to third parties or joint venture programs in 2010.

OFF-BALANCE SHEET ARRANGEMENTS
     We have a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by us. The carrying value of our investment at December 31, 2009 was $19.9 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. We contributed $18.6 million to the joint venture as our share of capital required to fund the acquisitions.
     As manager of Sovran HHF, we earn a management and call center fee of 7% of gross revenues which totaled $1.2 million and $0.5 million for 2009 and 2008, respectively. We also received an acquisition fee of 0.5% or $0.7 million of purchase price for securing purchases for the joint venture in 2008. Our share of Sovran HHF’s income for 2009 and 2008 was $0.2 million and $0.1 million, respectively. At December 31, 2009, Sovran HHF owed us $0.2 million for payments made by us on behalf of the joint venture.
     We also have a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. Our investment includes a capital contribution of $49. The carrying value of our investment is a liability of $0.5 million at December 31, 2009 and 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, our share of Iskalo Office Holdings, LLC’s income (loss) was $7,000, ($6,000), and $80,000, respectively. We paid rent to Iskalo Office Holdings, LLC of $608,000, $600,000 and $561,000 in 2009, 2008, and 2007, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2010.
     A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2009 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$168,237	$—
Investment in office building	—	5,322
Other assets	3,575	688

Total Assets	$171,812	$6,010

Due to the Company	$173	$—
Mortgages payable	78,512	7,037
Other liabilities	2,087	224

Total Liabilities	80,772	7,261

Unaffiliated partners’ equity (deficiency)	72,832	(714)
Company equity (deficiency)	18,208	(537)

Total Liabilities and Partners’ Equity (deficiency)	$171,812	$6,010

Income Statement Data:
Total revenues	$17,702	$1,129
Total expenses	16,761	1,115

Net income	$941	$14

     We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties by Sovran HHF. We do not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran

HHF and Iskalo Office Holdings, LLC for the three years ended December 31, 2009 are as follows:

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
Statement of Operations
Other operating income (management fees and acquisition fee income)	$1,243	$1,135	$—
General and administrative expenses (corporate office rent)	608	600	561
Equity in income of joint ventures	235	104	119
Distributions from unconsolidated joint ventures	686	345	98

Investing activities
Investment in joint ventures	(331)	(20,287)	—
Reimbursement of advances to (advances to) joint ventures	163	(336)	—
REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS
     As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2010 may be applied toward our 2009 distribution requirement.
     As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2009, our percentage of revenue from such sources was approximately 98%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.
INTEREST RATE RISK
     We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. At December 31, 2009, we have three outstanding interest rate swap agreements as summarized below:

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
     Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $170 million of our debt through the interest rate swap termination dates.
     Through June 2012, all of our $400 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $400 million at December 31, 2009, a 100 basis point increase in interest rates would have no effect on our interest expense.
     The table below summarizes our debt obligations and interest rate derivatives at December 31, 2009. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.61% at December 31, 2009)	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.86% at December 31, 2009)	—	—	$150,000	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (2.23% at December 31, 2009)	—	—	—	$20,000	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	$80,000	—	—	$80,000	$76,958
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$136,630

Mortgage note — fixed rate 7.80%	$630	$27,817	—	—	—	—	$28,447	$29,454
Mortgage note — fixed rate 7.19%	$1,211	$1,301	$38,963	—	—	—	$41,475	$43,133
Mortgage note — fixed rate 7.25%	$149	$3,220	—	—	—	—	$3,369	$3,385
Mortgage note — fixed rate 6.76%	$25	$27	$29	$896	—	—	$977	$1,011
Mortgage note — fixed rate 6.35%	$28	$30	$31	$34	$949	—	$1,072	$1,059
Mortgage notes — fixed rate 7.50%	$222	$5,657	—	—	—	—	$5,879	$6,003

Interest rate derivatives – liability	—	—	—	—	—	—	—	$11,524
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, the Company retrospectively adjusted the consolidated financial statements as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (codified in FASB ASC Topic 810 “Consolidation”) on January 1, 2009.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
February 26, 2010

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2009	2008
Assets
Investment in storage facilities:
Land	$237,684	$236,655
Building, equipment, and construction in progress	1,149,899	1,129,960

	1,387,583	1,366,615
Less: accumulated depreciation	(245,178)	(212,301)

Investment in storage facilities, net	1,142,405	1,154,314
Cash and cash equivalents	10,710	4,486
Accounts receivable	2,405	2,934
Receivable from related parties	—	14
Receivable from unconsolidated joint venture	173	336
Investment in unconsolidated joint venture	19,944	20,111
Prepaid expenses	4,250	4,647
Other assets	5,314	7,460
Net assets of discontinued operations	—	18,226

Total Assets	$1,185,201	$1,212,528

Liabilities
Line of credit	$—	$14,000
Term notes	400,000	500,000
Accounts payable and accrued liabilities	22,339	23,970
Deferred revenue	5,060	5,570
Fair value of interest rate swap agreements	11,524	25,490
Accrued dividends	—	14,090
Mortgages payable	81,219	109,261

Total Liabilities	520,142	692,381

Noncontrolling redeemable Operating Partnership Units at redemption value	15,005	15,118

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,547,027 shares outstanding (22,016,348 at December 31, 2008)	287	232
Additional paid-in capital	814,988	666,633
Dividends in excess of net income	(139,863)	(122,581)
Accumulated other comprehensive income	(11,265)	(25,162)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	636,972	491,947
Noncontrolling interest- consolidated joint venture	13,082	13,082

Total Equity	650,054	505,029

Total Liabilities and Shareholders’ Equity	$1,185,201	$1,212,528

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2009	2008	2007
Revenues
Rental income	$186,892	$192,474	$183,802
Other operating income	8,119	7,719	6,211

Total operating revenues	195,011	200,193	190,013

Expenses
Property operations and maintenance	51,955	54,858	51,466
Real estate taxes	19,591	18,706	17,095
General and administrative	18,650	17,279	15,234
Depreciation and amortization	33,384	33,876	33,360

Total operating expenses	123,580	124,719	117,155

Income from operations	71,431	75,474	72,858

Other income (expenses)
Interest expense	(50,050)	(38,097)	(33,861)
Interest income	85	322	954
Casualty (loss) gain	(390)	—	114
Gain on sale of land	1,127	—	—
Equity in income of joint ventures	235	104	119

Income from continuing operations	22,438	37,803	40,184
(Loss) income from discontinued operations (including loss on disposal of $1,636 in 2009 and gain on disposal of $716 in 2008)	(784)	1,880	1,661

Net income	21,654	39,683	41,845
Preferred stock dividends	—	—	(1,256)
Net income attributable to noncontrolling interest	(1,738)	(2,284)	(2,631)

Net income attributable to common shareholders	$19,916	$37,399	$37,958

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.87	$1.63	$1.73
Discontinued operations	(0.03)	0.09	0.08

Earning per share — basic	$0.84	$1.72	$1.81

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.87	$1.63	$1.73
Discontinued operations	(0.03)	0.09	0.08

Earning per share — diluted	$0.84	$1.72	$1.81

Dividends declared per common share	$1.54	$2.54	$2.50
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	8.375% Series
	C Preferred	8.375% Series C	Common
	Stock	Preferred	Stock	Common
(dollars in thousands, except share data)	Shares	Stock	Shares	Stock
Balance January 1, 2007	1,200,000	26,613	20,443,529	216
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	252,816	3
Exercise of stock options	—	—	13,100	—
Issuance of non-vested stock	—	—	43,989	—
Earned portion of non-vested stock	—	—	—	—
Stock option expense	—	—	—	—
Deferred compensation outside directors	—	—	—	—
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants	(1,200,000)	(26,613)	920,244	9
Conversion of operating partnership units to common stock	—	—	2,908	—
Carrying value less than redemption value on redeemed partnership units	—	—	—	—
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	—
Net income	—	—	—	—
Change in fair value of derivatives	—	—	—	—
Total comprehensive income	—	—	—	—
Dividends	—	—	—	—

Balance December 31, 2007	—	—	21,676,586	228
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	285,308	3
Exercise of stock options	—	—	2,600	—
Issuance of non-vested stock	—	—	45,713	1
Earned portion of non-vested stock	—	—	—	—
Stock option expense	—	—	—	—
Deferred compensation outside directors	—	—	6,141	—
Carrying value less than redemption value on redeemed partnership units	—	—	—	—
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	—
Net income	—	—	—	—
Change in fair value of derivatives	—	—	—	—
Total comprehensive income	—	—	—	—
Dividends	—	—	—	—

Balance December 31, 2008	—	—	22,016,348	232
Net proceeds from the issuance of common stock	—	—	4,025,000	40
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	—	—	1,430,521	14
Exercise of stock options	—	—	3,770	—
Issuance of non-vested stock	—	—	59,590	1
Earned portion of non-vested stock	—	—	—	—
Stock option expense	—	—	—	—
Deferred compensation outside directors	—	—	11,798	—
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	—
Net income	—	—	—	—
Change in fair value of derivatives	—	—	—	—
Total comprehensive income	—	—	—	—
Dividends	—	—	—	—

Balance December 31, 2009	—	$—	27,547,027	$287

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Additional	Dividends in	Accumulated
	Paid-in	Excess of	Other Comprehensive	Treasury	Total
(dollars in thousands, except share data)	Capital	Net Income	Income (loss)	Stock	Equity
Balance January 1, 2007	612,738	(98,020)	2,128	(27,175)	516,500
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	12,756	—	—	—	12,759
Exercise of stock options	425	—	—	—	425
Issuance of non-vested stock	—	—	—	—	—
Earned portion of non-vested stock	1,224	—	—	—	1,224
Stock option expense	183	—	—	—	183
Deferred compensation outside directors	161	—	—	—	161
Conversion of Series C Preferred Stock to common stock and exercise of related stock warrants.	26,604	—	—	—	—
Conversion of operating partnership units to common stock	167	—	—	—	167
Carrying value less than redemption value on redeemed partnership units	(117)	—	—	—	(117)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	7,119	—	—	7,119
Net income	—	39,214	—	—	39,214
Change in fair value of derivatives	—	—	(3,496)	—	(3,496)

Total comprehensive income	—	—	—	—	35,718
Dividends	—	(54,042)	—	—	(54,042)

Balance December 31, 2007	654,141	(105,729)	(1,368)	(27,175)	520,097
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	10,654	—	—	—	10,657
Exercise of stock options	72	—	—	—	72
Issuance of non-vested stock	—	—	—	—	1
Earned portion of non-vested stock	1,444	—	—	—	1,444
Stock option expense	279	—	—	—	279
Deferred compensation outside directors	112	—	—	—	112
Carrying value less than redemption value on redeemed partnership units	(69)	—	—	—	(69)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	1,439	—	—	1,439
Net income	—	37,399	—	—	37,399
Change in fair value of derivatives	—	—	(23,794)	—	(23,794)

Total comprehensive income	—	—	—	—	13,605
Dividends	—	(55,690)	—	—	(55,690)

Balance December 31, 2008	666,633	(122,581)	$(25,162)	(27,175)	491,947
Net proceeds from the issuance of common stock	113,931	—	—	—	113,971
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	32,548	—	—	—	32,562
Exercise of stock options	62	—	—	—	62
Issuance of non-vested stock	—	—	—	—	1
Earned portion of non-vested stock	1,379	—	—	—	1,379
Stock option expense	321	—	—	—	321
Deferred compensation outside directors	114	—	—	—	114
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(156)	—	—	(156)
Net income	—	19,916	—	—	19,916
Change in fair value of derivatives	—	—	13,897	—	13,897

Total comprehensive income	—	—	—	—	33,813
Dividends	—	(37,042)	—	—	(37,042)

Balance December 31, 2009	$814,988	$(139,863)	$(11,265)	$(27,175)	$636,972

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Operating Activities
Net income	$21,654	$39,683	$41,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,656	35,659	34,999
Loss (gain) on sale of storage facilities	1,636	(716)	—
Gain on sale of land	(1,127)	—	—
Casualty loss (gain)	390	—	(114)
Equity in income of joint ventures	(235)	(104)	(119)
Distributions from unconsolidated joint venture	686	345	98
Non-vested stock earned	1,379	1,444	1,224
Stock option expense	321	279	183
Changes in assets and liabilities:
Accounts receivable	509	(171)	(599)
Prepaid expenses	413	118	822
Accounts payable and other liabilities	(1,677)	619	7,082
Deferred revenue	(462)	(24)	(246)

Net cash provided by operating activities	59,143	77,132	85,175

Investing Activities
Acquisition of storage facilities	—	(18,547)	(138,059)
Improvements, equipment additions, and construction in progress	(22,261)	(45,709)	(52,441)
Net proceeds from the sale of storage facility	16,309	7,002	—
Net proceeds from the sale of land	1,140	—	—
Casualty insurance proceeds received	518	—	1,692
Investment in unconsolidated joint venture	(331)	(20,287)	—
Additional investment in consolidated joint ventures net of cash acquired	—	(6,106)	—
Reimbursement of advances (advances) to joint ventures	163	(336)	—
Reimbursement of (payment of) property deposits	—	1,259	(1,469)
Receipts from related parties	14	13	10

Net cash used in investing activities	(4,448)	(82,711)	(190,267)

Financing Activities
Net proceeds from sale of common stock	146,710	10,842	13,345
Proceeds from line of credit	30,000	14,000	112,000
Repayment of line of credit and term note	(144,000)	(206,000)	(12,000)
Proceeds from term notes	—	250,000	6,000
Financing costs	—	(3,085)	(316)
Dividends paid — common stock	(51,133)	(55,256)	(51,805)
Dividends paid — preferred stock	—	—	(1,256)
Distributions to noncontrolling interest holders	(2,006)	(2,633)	(2,912)
Redemption of operating partnership units	—	(114)	(174)
Mortgage principal and capital lease payments	(28,042)	(1,699)	(1,510)

Net cash (used in) provided by financing activities	(48,471)	6,055	61,372

Net increase (decrease) in cash	6,224	476	(43,720)
Cash at beginning of period	4,486	4,010	47,730

Cash at end of period	$10,710	$4,486	$4,010

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$49,154	$37,970	$32,313

Fair value of net liabilities assumed on the acquisition of storage facilities	—	107	1,580
Dividends declared but unpaid at December 31, 2009, 2008 and 2007 were $0, $14,090, and $13,656, respectively.
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC. — DECEMBER 31, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2009, we had an ownership interest in and managed 381 self-storage properties in 24 states under the name Uncle Bob’s Self Storage ®. Among our 381 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Approximately 42% of the Company’s revenue is derived from stores in the states of Texas and Florida.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.5% ownership interest therein as of December 31, 2009. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
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
     In December 2007, the FASB issued additional accounting guidance now codified in ASC Topic 810, “Consolidation” through the issuance of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which was adopted by the Company on January 1, 2009. The additional guidance requires that the portion of equity in a subsidiary attributable to the owners of the subsidiary other than the parent or the parent’s affiliates be labeled “noncontrolling interests” and presented in the consolidated balance sheet as a component of equity. The additional guidance does not significantly change the Company’s past accounting practices with respect to the attribution of net income between controlling and noncontrolling interests, however, the provisions of the additional guidance require that earnings attributable to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. In addition, the additional guidance requires the disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the statement of operations. The presentation and disclosure requirements of the additional guidance are applied retrospectively and all prior period information has been presented and disclosed in accordance with these new requirements. The adoption of this additional guidance did not result in any differences between net income available to common shareholders as previously reported and net income attributable to common shareholders as currently reported.
     As a result of the adoption of these additional guidelines we now present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests — consolidated joint venture” in the consolidated balance sheets. Prior to the adoption of these additional guidelines, the noncontrolling interests in Locke Sovran I, LLC and Locke Sovran II, LLC were called “Minority interest — consolidated joint venture” and were presented in the “mezzanine” section of the consolidated balance sheet, above equity. The following table sets forth the activity in the noncontrolling interest — consolidated joint venture:

(Dollars in thousands)	2009	2008
Beginning balance noncontrolling interests — consolidated joint venture	$13,082	$16,783
Carrying value of Locke Sovran I, LLC purchased in 2008 for $6.1 million	—	(3,701)
Net income attributable to noncontrolling interests — consolidated joint venture	1,360	1,563
Distributions	(1,360)	(1,563)

Ending balance noncontrolling interests — consolidated joint venture	$13,082	$13,082

     Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. Prior to the adoption of these additional guidelines, we referred to these noncontrolling interests as “Minority interest — Operating Partnership.” These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current authorative accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2009 and 2008, there was 419,952 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. Effective January 1, 2009, the Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in accumulated deficit. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2009 and December 31, 2008, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2009	2008
Beginning balance noncontrolling redeemable Operating Partnership Units	$15,118	$16,951
Redemption of Operating Partnership Units	—	(115)
Redemption value in excess of carrying value	—	70
Net income attributable to noncontrolling interests — consolidated joint venture	378	721
Distributions	(647)	(1,070)
Adjustment to redemption value	156	(1,439)

Ending balance noncontrolling redeemable Operating Partnership Units	$15,005	$15,118

     Retrospective Impact of New Accounting Pronouncement Adopted January 1, 2009 (in thousands):
Statement of Operations:

	For the Year Ended December 31, 2008:
	As Previously Reported
	adjusted for discontinued
	operations	Adjustments	As Adjusted
Income from continuing operations	$35,519	$2,284	$37,803
Net income	37,399	2,284	39,683
Net income attributable to noncontrolling interest	—	2,284	2,284
Net income attributable to common shareholders	—	37,399	37,399

	For the Year Ended December 31, 2007:
	As Previously Reported
	adjusted for discontinued
	operations	Adjustments	As Adjusted
Income from continuing operations	$37,553	$2,631	$40,184
Net income	39,214	2,631	41,845
Net income attributable to noncontrolling interest	—	2,631	2,631
Net income attributable to common shareholders	—	37,958	37,958
Balance Sheet:

	December 31, 2008:
	As Previously Reported	Adjustments	As Adjusted
Minority interest — operating partnership	$9,265	$(9,265)	$—
Noncontrolling redeemable operating partnership units	—	15,118	15,118
Minority interest — consolidated joint venture	13,082	(13,082)	—
Accumulated deficit	(116,728)	(5,853)	(122,581)
Total shareholders’ equity	497,800	(5,853)	491,947
Noncontrolling interest — consolidated joint venture	—	13,082	13,082
Total equity	497,800	7,229	505,029
Statement of Cash Flows:

	For the Year Ended December 31, 2008:
	As Previously Reported	Adjustments	As Adjusted
Net income	37,399	2,284	39,683
Minority interest	2,284	(2,284)	—

	For the Year Ended December 31, 2007:
	As Previously Reported	Adjustments	As Adjusted
Net income	39,214	2,631	41,845
Minority interest	2,631	(2,631)	—
     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $2.3 million and $3.8 million, respectively, held in escrow for encumbered properties at December 31, 2009 and 2008.
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
     Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2009, 2008, and 2007, advertising costs were $1.9 million, $1.4 million, and $1.4 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.
     Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management fees from unconsolidated joint ventures.
     Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, equipment, and in-place customer leases based on the fair value of each component. Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2009, 2008, and 2007 was $0.2, $0.4 million and $0.4 million, respectively. Repair and maintenance costs are expensed as incurred.
     Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2009 and 2008, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company’s financial position or results of operations.
     Other Assets: Included in other assets are net loan acquisition costs, a note receivable, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $5.9 million and $6.8 million at December 31, 2009, and 2008, respectively. Accumulated amortization on the loan acquisition costs was approximately $3.4 million and $2.5 million at December 31, 2009, and 2008, respectively. Loan acquisition costs are amortized over the terms of the related debt. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC. There were no property deposits at December 31, 2009 and $0.1 million at December 31, 2008.
     The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The value of in-place customer leases is based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). At December 31, 2009, the gross carrying amount of in-place customer leases was $5.4 million and the accumulated amortization was $5.4 million
     Amortization expense, including amortization of in-place customer leases, was $2.1 million, $2.5 million and $4.8 million for the periods ended December 31, 2009, 2008 and 2007, respectively.
     Accounts Payable and Accrued Liabilities: Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals. The Company accrues property tax expense based on estimates and historical trends. Actual expense could differ from these estimates.
     Income Taxes: The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements. On an aggregate basis, the Company’s reported amounts of net assets exceeds the tax basis by approximately $73 million and $74 million at December 31, 2009 and 2008, respectively.
     Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders’ equity. Comprehensive income was $33.8 million, $13.6 million and $35.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.
     Derivative Financial Instruments: The Company accounts for derivatives in accordance with ASC Topic 815 “Derivatives and Hedging", which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges of certain interest rate risks.
     Recent Accounting Pronouncements: In June 2009, the FASB issued revised accounting guidance under ASC Topic 810, “Consolidation” by issuing SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The revised guidance amends previous guidance (as previously required under FASB Interpretation No. 46(R), “Variable Interest Entities”) for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The Company is currently evaluating the impact that the adoption of the revised guidance will have on its consolidated financial statements.
     In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, "Subsequent Events”. FASB ASC Topic 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, FASB ASC Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB ASC Topic 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. We adopted FASB ASC Topic 855 on April 1, 2009. We have evaluated subsequent events through February 26, 2010, the date this quarterly report on Form 10-K was filed with the U.S. Securities and Exchange Commission. See Note 17 for further information regarding our evaluation of subsequent events.
     Stock-Based Compensation: Effective January 1, 2006, the Company adopted ASC Topic 718, "Compensation — Stock Compensation” (formerly, FASB Statement 123R) and uses the modified-prospective method. Under the modified-prospective method, the Company recognizes compensation cost in the financial statements issued subsequent to January 1, 2006 for all share based payments granted, modified, or settled after the date of adoption as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been completed as of the adoption date.
     The Company recorded compensation expense (included in general and administrative expense) of $321,000, $279,000 and $183,000 related to stock options and $1.4 million, $1.4 million and $1.2 million related to amortization of non-vested stock grants for the years ended December 31, 2009, 2008 and 2007, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2009 follows:

	Weighted Average	Range
Expected life (years)	4.50	4.50
Risk free interest rate	2.04%	1.65 — 2.63%
Expected volatility	38.65%	36.40% — 41.10%
Expected dividend yield	9.43%	5.40% — 12.60%
Fair value	$2.73	$1.59 — $7.35
     The weighted-average fair value of options granted during the years ended December 31, 2008 and 2007, were $4.79 and $6.86, respectively.
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
3. EARNINGS PER SHARE
     The Company reports earnings per share data in accordance ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The codification update requires retrospective restatement of all prior period earnings per share data to conform with its provisions. The Company has calculated its 2009 basic and diluted earnings per share using the two-class method. The Company has also calculated its basic and diluted earnings per share amounts for 2008 and 2007 under the two-class method and it resulted in no change in basic and diluted earnings per share as previously reported. The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2009	2008	2007
Numerator:
Net income from continuing operations attributable to common shareholders	$20,700	$35,519	$36,297

Denominator:
Denominator for basic earnings per share - weighted average shares	23,787	21,762	20,955
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	10	21	49

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	23,797	21,783	21,004

Basic Earnings per Common Share from continuing operations attributable to common shareholders	$0.87	$1.63	$1.73
Basic Earnings per Common Share attributable to common shareholders	$0.84	$1.72	$1.81

Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$0.87	$1.63	$1.73
Diluted Earnings per Common Share attributable to common shareholders	$0.84	$1.72	$1.81
     Not included in the effect of dilutive securities above are 333,072 stock options and 125,871 unvested restricted shares for the year ended December 31, 2009; 262,247 stock options and 124,161 unvested restricted shares for the year ended December 31, 2008; and 67,500 stock options and 105,266 unvested restricted shares for the year ended December 31, 2007, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES
     The following summarizes activity in storage facilities during the years ended December 31, 2009 and December 31, 2008.

(Dollars in thousands)	2009	2008
Cost:
Beginning balance	$1,366,615	$1,300,847
Acquisition of storage facilities	—	18,454
Additional investment in consolidated joint ventures	—	2,473
Improvements and equipment additions	26,256	44,273
(Decrease) increase in construction in progress	(4,121)	761
Dispositions	(1,167)	(193)

Ending balance	$1,387,583	$1,366,615

Accumulated Depreciation:
Beginning balance	$212,301	$179,880
Additions during the year	33,096	32,556
Dispositions	(219)	(135)

Ending balance	$245,178	$212,301

     The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. The Company did not acquire any storage facilities in 2009. During 2008, the Company acquired three storage facilities for $18.9 million. Substantially all of the purchase price for these facilities was allocated to land ($3.7 million), building ($14.7 million), equipment ($0.1 million) and in-place customer leases ($0.4 million) and the operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates.
5. DISCONTINUED OPERATIONS
     During 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. In April 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. The amounts in the 2008 and 2007 financial statements related to the operations and the net assets of this property have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Total revenue	$2,187	$3,043	$3,757
Property operations and maintenance expense	(643)	(956)	(1,048)
Real estate tax expense	(258)	(332)	(372)
Depreciation and amortization expense	(434)	(591)	(676)
Net realized (loss) gain on sale of property	(1,636)	716	—

Total (loss) income from discontinued operations	$(784)	$1,880	$1,661

6. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
     The following unaudited pro forma Condensed Statement of Operations is presented as if the 31 storage facilities purchased during 2007 and the related indebtedness incurred and assumed on these transactions had all occurred at January 1, 2007. Such unaudited pro forma information is based upon the historical statements of operations of the Company. It should be read in conjunction with the financial statements of the Company. In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been assuming such transactions had been completed as set forth above nor does it purport to represent the results of operations for future periods.

Year Ended
(dollars in thousands, except share data)	December 31, 2007
Pro forma total operating revenues	$199,569
Pro forma net income	$41,749
Pro forma earnings per common share — diluted	$1.92
7. UNSECURED LINE OF CREDIT AND TERM NOTES
     On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s December 31, 2009 credit rating). In October 2009, the Company repaid $100 million of this term note. The new agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at December 31, 2009), and requires a 0.25% facility fee. The interest rate at December 31, 2009 on the Company’s available line of credit was approximately 1.61% (1.8% at December 31, 2008). At December 31, 2009, there was $125 million available on the unsecured line of credit.
     The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at December 31, 2009).
     The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2009, the Company was in compliance with its debt covenants. At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and are included in interest expense for the year ended December 31, 2009.
     As a result of the debt covenant violation and operating trends, Fitch Ratings downgraded the Company’s rating on its revolving credit facility and term notes to non-investment grade in May 2009. In October 2009, Fitch Ratings adjusted the Company’s rating on its revolving credit facility and term notes back to investment grade.
     We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2009 the entire $125 million line of credit could be drawn without violating our debt covenants.

8. MORTGAGES PAYABLE AND OTHER DEBT DISCLOSURES
     Mortgages payable at December 31, 2009 and December 31, 2008 consist of the following:

	December 31,	December 31,
(dollars in thousands)	2009	2008
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.7 million, principal and interest paid monthly	$28,447	$29,033
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.3 million, principal and interest paid monthly	41,475	42,603
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,369	3,510
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $2.0 million, principal and interest paid monthly	977	1,000
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly	1,072	1,098
5.55% mortgage notes secured by 8 self storage facilities paid December 1, 2009	—	25,930
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.0 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,879	6,087

Total mortgages payable	$81,219	$109,261

     The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at December 31, 2009, which will be amortized over the remaining term of the mortgages based on the effective interest method.
     The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2009. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.61% at December 31, 2009)	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.86% at December 31, 2009)	—	—	$150,000	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (2.23% at December 31, 2009)	—	—	—	$20,000	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	$80,000	—	—	$80,000	$76,958
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$136,630

Mortgage note — fixed rate 7.80%	$630	$27,817	—	—	—	—	$28,447	$29,454
Mortgage note — fixed rate 7.19%	$1,211	$1,301	$38,963	—	—	—	$41,475	$43,133
Mortgage note — fixed rate 7.25%	$149	$3,220	—	—	—	—	$3,369	$3,385
Mortgage note — fixed rate 6.76%	$25	$27	$29	$896	—	—	$977	$1,011
Mortgage note — fixed rate 6.35%	$28	$30	$31	$34	$949	—	$1,072	$1,059
Mortgage notes — fixed rate 7.50%	$222	$5,657	—	—	—	—	$5,879	$6,003

Interest rate derivatives — liability	—	—	—	—	—	—	—	$11,524
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
     The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2009, 2008, and 2007.
     The Company has three interest rate swap agreements in effect at December 31, 2009 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
     The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815,

held by the Company. During 2009, 2008, and 2007, the net reclassification from AOCI to interest expense was $9.7 million, $2.6 million and ($1.1) million, respectively, based on payments (receipts) made or received under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $7.0 million in 2010. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $11.5 million and $25.5 million at December 31, 2009, and 2008 respectively.

	Jan. 1, 2009	Jan. 1, 2008
	to	to
(dollars in thousands)	Dec. 31, 2009	Dec. 31, 2008
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(9,687)	$(2,601)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense for 2009 and 2008, respectively	9,687	2,601
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps for 2009 and 2008, respectively	4,210	(26,395)

Gain (loss) included in other comprehensive income (loss)	$13,897	$(23,794)

     In October 2009, the Company prepaid $100 million in variable rate term notes. In October 2009, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in 2009 include $8.4 million in costs to terminate the interest rate swaps. The cost approximated the fair market values of the swaps at the date of termination.
10. FAIR VALUE MEASUREMENTS
     In September 2006, the FASB issued additional accounting guidance under ASC Topic 820, “Fair Value Measurements” through the issuance of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). The additional guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This additional guidance applies under other codification standards that require or permit fair value measurements. The additional guidance indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FASB ASC Topic 820 defines fair value based upon an exit price model.
     In 2008 and 2009, the FASB issued additional guidance under ASC Topic 820 through the issuance of FASB Staff Positions (FSP) 157-1, 157-2, and 157-3. FSP 157-1 provides additional guidance under ASC Topic 820 to exclude FASB ASC Topic 840, “Leases” and its related interpretive accounting guidance that addresses leasing transactions, while FSP 157-2 delays the effective date of the application of the fair value guidelines added to FASB ASC Topic 820 through the issuance of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 addresses considerations in determining the fair value of a financial asset when the market for that asset is not active.
     We adopted, as of January 1, 2008, the additional guidance in FASB ASC Topic 820 through the issuance of SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We applied the provisions of the additional guidance issued in SFAS 157 in determining the fair value of our nonfinancial assets and nonfinancial liabilities on a nonrecurring basis effective January 1, 2009. Assets that are measured on a nonrecurring basis include those measured at fair value in a business combination accounted for under the provisions of the updated codification standard, as well as investments in storage facilities in circumstances when we determine that those assets are impaired under the provisions of FASB ASC Topic 360-10-35, “Property, Plant and Equipment — Subsequent Measurement”. No non-recurring fair value measurements were made during the year ended December 31, 2009.

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
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(11,524)	—	(11,524)	—
     Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
11. STOCK OPTIONS AND NON-VESTED STOCK
     The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2009, options for 362,463 shares were outstanding under the Plans and options for 998,330 shares of common stock were available for future issuance.
     The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the Non-employee Plan) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2009, 3,456 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2009, options for 35,005 common shares and non-vested shares of 12,161 were outstanding under the Non-employee Plans and options for 137,044 shares of common stock were available for future issuance.

     A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding at beginning of year:	360,688	$43.06	168,125	$42.54	113,225	$35.77

Granted	51,500	23.99	201,163	43.12	74,000	52.49
Exercised	(4,225)	21.46	(2,600)	27.78	(13,100)	32.44
Forfeited	(10,495)	44.53	(6,000)	36.86	(6,000)	59.62

Outstanding at end of year	397,468	$40.78	360,688	$43.06	168,125	$42.54

Exercisable at end of year	159,701	$40.71	118,025	$38.84	82,625	$34.45
     A summary of the Company’s stock options outstanding at December 31, 2009 follows:

	Outstanding		Exercisable
		Weighted		Weighted
		average		average
		exercise		exercise
Exercise Price Range	Options	price	Options	price
$20.375 — 29.99	72,750	$22.35	33,250	$21.88
$30.00 — 39.99	37,050	$35.05	22,050	$34.87
$40.00 — 57.79	287,668	$46.18	104,401	$47.94

Total	397,468	$40.78	159,701	$40.71

Intrinsic value of outstanding stock options at December 31, 2009	$1,034,302
Intrinsic value of exercisable stock options at December 31, 2009	$505,412
     The intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007, were $50,188, $37,691, and $346,306 respectively.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2009, or the price on the date of exercise for those exercised during the year. As of December 31, 2009, there was approximately $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 4.6 years. The weighted average remaining contractual life of all options is 7.4 years, and for exercisable options is 5.8 years.
Non-vested Stock
     The Company has also issued 348,732 shares of non-vested stock to employees which vest over two to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2009, the fair market value of the non-vested stock on the date of grant ranged from $21.82 to $35.15. During 2009, 59,590 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $1.8 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.
     A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Non-	average	Non-	average	Non-	average
	vested	grant date fair	vested	grant date fair	vested	grant date fair
	Shares	value	Shares	value	Shares	value
Unvested at beginning of year:	130,807	$44.79	115,896	$45.54	96,453	$40.21

Granted	59,590	29.70	45,713	41.50	43,989	53.79
Vested	(35,349)	41.25	(30,802)	42.71	(24,546)	39.39
Forfeited	(455)	43.95	—	—	—	—

Unvested at end of year	154,593	$39.79	130,807	$44.79	115,896	$45.54
     Compensation expense of $1.4 million, $1.4 million and $1.2 million was recognized for the vested portion of non-vested stock grants in 2009, 2008 and 2007, respectively. The fair value of non-vested stock that vested during 2009, 2008 and 2007 was $1.5 million, $1.3 million and $1.0 million, respectively. The total unrecognized compensation cost related to non-vested stock was $5.2 million at December 31, 2009, and the remaining weighted-average period over which this expense will be recognized was 5.6 years.
12. RETIREMENT PLAN
     Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 10% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $114,000, $284,000, and $256,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
13. INVESTMENT IN JOINT VENTURES
     The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at December 31, 2009 was $19.9 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of December 31, 2009, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
     As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.2 million and $0.5 million for 2009 and 2008, respectively. The Company also received an acquisition fee of 0.5% or $0.7 million of purchase price for securing purchases for the joint venture in 2008. The Company’s share of Sovran HHF’s income for 2009 and 2008 was $0.2 million and $0.1 million, respectively. At December 31, 2009, Sovran HHF owed the Company $0.2 million for payments made by the Company on behalf of the joint venture.
     The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $49. The carrying value of the Company’s investment is a liability of $0.5 million at December 31, 2009 and 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2009, 2008 and 2007, the Company’s share of Iskalo Office Holdings, LLC’s income (loss) was $7,000, ($6,000), and $80,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $608,000, $600,000 and $561,000 in 2009, 2008, and 2007, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2010.
     A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2009 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$168,237	$—
Investment in office building	—	5,322
Other assets	3,575	688

Total Assets	$171,812	$6,010

Due to the Company	$173	$—
Mortgages payable	78,512	7,037
Other liabilities	2,087	224

Total Liabilities	80,772	7,261

Unaffiliated partners’ equity (deficiency)	72,832	(714)
Company equity (deficiency)	18,208	(537)

Total Liabilities and Partners’ Equity (deficiency)	$171,812	$6,010

Income Statement Data:
Total revenues	$17,702	$1,129
Total expenses	16,761	1,115

Net income	$941	$14

     The Company does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.
14. SHAREHOLDERS’ EQUITY
     On October 5, 2009, the Company completed the public offering of 4,025,000 shares of its common stock at $29.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $114.0 million.
     During 2009, the Company issued 1,430,521 shares via its Dividend Reinvestment and Stock Purchase Plan. The Company received $32.6 million from the sale of such shares. During 2008 and 2007, the Company issued 285,308 and 252,816 shares, respectively, via this plan and received net proceeds of approximately $10.7 million and $12.8 million, respectively. Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009.
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

15. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of quarterly results of operations for the years ended December 31, 2009 and 2008 (dollars in thousands, except per share data).

	2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31 (b)
Operating revenue	$48,846	$48,097	$49,551	$48,517
Income (loss) from continuing operations (a)	$7,873	$6,436	$8,722	$(593)
(Loss) income from discontinued operations (a)	$247	$306	$(752)	$(585)
Net Income(Loss)	$8,120	$6,742	$7,970	$(1,178)
Net income (loss) attributable to common shareholders	$7,635	$6,286	$7,496	$(1,501)
Net Income (Loss) Per Share Attributable to Common Shareholders
Basic	$0.35	$0.28	$0.32	$(0.06)
Diluted	$0.35	$0.28	$0.32	$(0.06)

	2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue (a)	$48,925	$49,421	$51,769	$50,078
Income from continuing operations (a)	$9,271	$10,166	$9,743	$8,623
Income from discontinued operations (a)	$318	$1,000	$308	$254
Net Income	$9,589	$11,166	$10,051	$8,877
Net income attributable to common shareholders	$8,953	$10,541	$9,528	$8,377
Net Income Per Share Attributable to Common Shareholders
Basic	$0.41	$0.49	$0.44	$0.38
Diluted	$0.41	$0.48	$0.44	$0.38

(a)	Data as presented in this table differ from the amounts as presented in the Company’s quarterly reports due to the impact of discontinued operations accounting with respect to the five properties sold in 2009 and the one property sold in 2008 as described in Note 5.

(b)	As discussed in Note 9, in the fourth quarter of 2009 the Company recorded $8.4 million in interest expense related to the termination of two interest rate swap agreements.
16. COMMITMENTS AND CONTINGENCIES
     The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.
     At December 31, 2009, we have a contract in place with a potential buyer for the possible sale of two properties for approximately $2.4 million. The sale of these properties is subject to significant contingencies as of December 31, 2009, including the potential buyer’s satisfactory completion of an inspection of the properties and the buyer securing funds from its lender to finance the transaction. While there can be no assurances that we will successfully complete the sale of these properties, based upon the status of our dealings with the potential buyer, the sale of these properties is expected to close in March 2010. Should these sales occur, the Company would recognize a loss of approximately $0.1 million on the disposal of these properties in the first quarter of 2010.

17. SUBSEQUENT EVENTS
     On January 4, 2010, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on January 26, 2010 to shareholders of record on January 14, 2010. The total dividend paid amounted to $12.4 million.
     In January and February 2010, the Company entered into contracts for the sale of ten non-strategic properties in North Carolina, Georgia, Michigan, and Virginia for approximately $25.0 million. The sales of these properties are subject to significant contingencies and there is no assurance that the properties will be sold. Should the sales occur, the Company would recognize an aggregate gain of approximately $7.7 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2009. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2009.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by COSO.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/s/ Robert J. Attea	/s/ David L. Rogers

Robert J. Attea	David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Sovran Self Storage, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
February 26, 2010

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information contained in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 26, 2010, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.
     The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.

Item 11.	Executive Compensation
     The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 26, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 26, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2010.

Item 14.	Principal Accountant Fees and Services
     The information required herein is incorporated by reference to “Appointment of Independent Auditor” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2010.
Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2009 and 2008.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2009, 2008, and 2007.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for Years Ended December 31, 2009, 2008, and 2007.

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2009, 2008, and 2007.

(v)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2009 is included in this Annual Report on Form 10-K.

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

3.4*	Bylaws, as amended, of the Registrant.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+*	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended.

10.2+*	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended.

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K filed February 27, 2009).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-K filed February 27, 2009).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed February 27, 2009).

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

10.13
Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to registrant’s Form 10-K filed February 27, 2009).

10.14*	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association.

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

10.19
Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 25, 2009).

10.20+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant’s Proxy Statement filed April 9, 2009).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN SELF STORAGE, INC.
February 26, 2010	By:	/s/ David L. Rogers
David L. Rogers,
Chief Financial Officer, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	February 26, 2010

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ John Burns	Director	February 26, 2010

John Burns

/s/ James R. Boldt	Director	February 26, 2010

James R. Boldt

/s/ Anthony P. Gammie	Director	February 26, 2010

Anthony P. Gammie

/s/ Charles E. Lannon	Director	February 26, 2010

Charles E. Lannon

Sovran Self Storage, Inc.
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2009

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Boston-Metro I	MA		$363	$1,679	$545	$363	2,224	$2,587	$778	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	383	680	1,999	2,679	764	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	688	345	1,956	2,301	631	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	2,080	416	3,596	4,012	878	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	1,465	397	2,889	3,286	703	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	1,124	747	1,787	2,534	617	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	1,889	770	4,623	5,393	1,599	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,317	239	2,427	2,666	705	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	822	701	2,481	3,182	840	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	923	198	1,663	1,861	565	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	885	779	2,002	2,781	817	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	2,077	483	3,829	4,312	1,032	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	817	224	1,625	1,849	570	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,660	497	3,117	3,614	1,115	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	491	395	1,895	2,290	678	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	463	164	1,223	1,387	460	1979	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	1,028	688	1,220	1,908	454	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	447	268	1,695	1,963	664	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	452	234	1,295	1,529	466	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	3,832	805	5,174	5,979	1,213	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	2,846	444	4,459	4,903	831	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	855	649	3,184	3,833	1,126	1985	6/26/1995	5 to 40 years
New Haven	CT		387	1,402	962	387	2,364	2,751	732	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	670	844	2,691	3,535	987	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	369	303	1,471	1,774	588	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,662	517	2,205	2,722	601	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	655	321	1,805	2,126	611	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	599	374	1,917	2,291	722	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	1,079	189	1,798	1,987	563	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	508	488	1,696	2,184	648	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	1,941	602	3,348	3,950	854	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	474	513	2,404	2,917	934	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	441	194	1,353	1,547	492	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	839	1,503	4,458	5,961	1,362	1985	6/26/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
West Palm l	FL		398	1,035	292	398	1,327	1,725	560	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	375	424	1,389	1,813	562	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	939	483	2,105	2,588	619	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	521	308	1,637	1,945	676	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	562	174	1,344	1,518	511	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	645	413	1,644	2,057	672	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,369	306	1,772	2,078	464	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	2,810	479	4,552	5,031	994	1988	6/26/1995	5 to 40 years
Augusta I	GA		357	1,296	832	357	2,128	2,485	732	1988	6/26/1995	5 to 40 years
Macon I	GA		231	1,081	469	231	1,550	1,781	579	1989	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,577	883	3,681	4,564	1,254	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	780	316	2,251	2,567	824	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	1,105	651	4,048	4,699	1,559	1983	6/26/1995	5 to 40 years
Augusta II	GA		315	1,139	769	315	1,908	2,223	657	1987	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	1,061	715	2,756	3,471	883	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,521	619	3,324	3,943	829	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,166	1,376	5,385	6,761	1,612	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	420	244	1,321	1,565	586	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,136	1,591	2,445	4,036	998	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,881	612	2,364	2,976	638	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,803	256	3,047	3,303	847	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	938	313	2,400	2,713	827	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	375	278	1,379	1,657	540	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	1,559	384	2,897	3,281	786	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	619	730	2,344	3,074	898	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	626	863	2,667	3,530	1,018	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	423	326	1,938	2,264	746	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	2,741	369	4,099	4,468	1,027	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	714	719	1,367	2,086	550	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	543	226	1,589	1,815	614	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	988	1,088	3,585	4,673	1,360	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	798	526	2,756	3,282	1,032	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	583	672	3,022	3,694	1,115	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	2,213	796	3,340	4,136	817	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	597	209	1,561	1,770	635	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	826	443	2,428	2,871	851	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	976	1,162	3,730	4,892	1,378	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	691	424	2,197	2,621	903	1970	1/16/1996	5 to 40 years
Macon II	GA		431	1,567	734	431	2,301	2,732	785	1989/94	12/1/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Harrisburg I	PA		360	1,641	599	360	2,240	2,600	819	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	958	692	3,117	3,809	1,018	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,313	472	3,023	3,495	923	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	310	206	1,221	1,427	573	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	458	413	2,160	2,573	947	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	1,180	442	2,772	3,214	731	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	653	353	1,952	2,305	633	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	623	232	1,486	1,718	529	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	649	766	2,449	3,215	844	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	319	442	2,086	2,528	730	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	1,070	408	2,732	3,140	881	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	331	328	1,655	1,983	598	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,121	436	2,880	3,316	937	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	543	289	1,704	1,993	582	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,391	671	3,760	4,431	1,015	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	998	433	1,858	2,291	575	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	354	345	1,616	1,961	577	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	298	229	1,182	1,411	413	1986	5/29/1996	5 to 40 years
Lakeland II	FL		359	1,287	1,065	359	2,352	2,711	814	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,267	297	3,138	3,435	885	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	292	310	1,580	1,890	567	1987	6/28/1996	5 to 40 years
Cincinnati	OH	(2)	557	1,988	775	688	2,632	3,320	299	1988	7/23/1996	5 to 40 years
Dayton	OH	(2)	667	2,379	433	683	2,796	3,479	340	1988	7/23/1996	5 to 40 years
Baltimore III	MD		777	2,770	434	777	3,204	3,981	1,087	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	931	568	2,959	3,527	1,052	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	520	436	2,155	2,591	789	1985	8/26/1996	5 to 40 years
Jacksonville V	FL		535	2,033	321	538	2,351	2,889	908	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	425	487	2,179	2,666	674	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	338	315	1,469	1,784	485	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	953	314	2,066	2,380	702	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	2,335	707	4,828	5,535	1,029	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	2,073	693	4,122	4,815	939	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,798	751	4,474	5,225	1,300	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,354	725	3,940	4,665	1,206	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	1,629	701	4,483	5,184	1,563	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	899	495	2,680	3,175	865	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	1,337	761	4,051	4,812	1,273	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,655	418	3,576	3,994	1,110	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	1,363	606	3,527	4,133	917	1982	1/10/1997	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Grand Rapids l	MI	(2)	455	1,631	981	624	2,443	3,067	292	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	879	219	1,669	1,888	535	1983	1/17/1997	5 to 40 years
Kalamazoo	MI	(2)	516	1,845	1,729	694	3,396	4,090	367	1978	1/17/1997	5 to 40 years
Lansing	MI	(2)	327	1,332	1,627	542	2,744	3,286	293	1987	1/17/1997	5 to 40 years
Holland	MI		451	1,830	1,899	451	3,729	4,180	1,143	1978	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	442	504	2,098	2,602	644	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	467	346	1,703	2,049	522	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,695	432	3,255	3,687	927	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,172	634	3,737	4,371	1,139	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	356	566	2,635	3,201	837	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	568	293	1,925	2,218	572	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,274	335	2,616	2,951	743	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	976	328	2,291	2,619	725	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	337	152	1,050	1,202	372	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	583	245	1,703	1,948	478	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	1,188	260	2,231	2,491	627	1988/95	3/31/1997	5 to 40 years
Danville	VA		326	1,488	246	326	1,734	2,060	561	1988	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	744	616	1,577	2,193	507	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	672	491	2,428	2,919	833	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	347	296	1,543	1,839	526	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	488	921	3,770	4,691	1,266	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	2,106	304	3,317	3,621	742	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,500	960	5,347	6,307	1,651	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,276	943	5,162	6,105	1,635	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	795	611	3,039	3,650	990	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	530	370	2,016	2,386	712	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	561	515	2,635	3,150	872	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	458	1,033	4,211	5,244	1,428	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	465	825	3,197	4,022	1,031	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	318	735	3,747	4,482	1,230	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	391	268	1,488	1,756	458	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,539	89	1,915	2,004	463	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	966	421	2,772	3,193	796	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	312	282	1,615	1,897	551	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	532	637	3,080	3,717	940	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	343	542	2,553	3,095	789	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	908	620	3,440	4,060	1,015	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	276	540	2,487	3,027	797	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	752	864	4,746	5,610	1,464	1993/95	2/5/1998	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Norfolk-Naval Base	VA		1,243	5,019	744	1,243	5,763	7,006	1,760	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	750	709	3,985	4,694	1,331	1985	2/4/1998	5 to 40 years
Northbridge	MA	(2)	441	1,788	990	694	2,525	3,219	263	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	490	843	3,884	4,727	1,225	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	554	397	2,388	2,785	732	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	498	488	2,244	2,732	680	1990/96	2/18/1998	5 to 40 years
Titusville	FL	(2)	492	1,990	934	688	2,728	3,416	292	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	1,236	733	4,177	4,910	1,255	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	536	384	1,907	2,291	613	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,090	414	3,170	3,584	657	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	584	349	1,834	2,183	574	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	831	544	2,773	3,317	922	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	1,080	702	3,901	4,603	1,151	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	710	775	3,813	4,588	1,143	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	749	940	4,512	5,452	1,342	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	468	742	3,445	4,187	994	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	1,218	569	3,035	3,604	814	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,860	675	3,526	4,201	779	1986	4/22/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	-602	662	2,052	2,714	674	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	132	744	3,153	3,897	964	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	3,284	419	4,808	5,227	704	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	358	1,208	5,212	6,420	1,548	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	352	944	4,155	5,099	1,254	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	341	903	3,984	4,887	1,175	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	832	1,503	6,891	8,394	2,043	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	116	489	1,929	2,418	635	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	2,246	740	3,743	4,483	824	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	377	698	3,018	3,716	810	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	131	635	2,433	3,068	727	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	295	548	2,283	2,831	668	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	363	840	3,736	4,576	1,139	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	2,012	324	3,505	3,829	667	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	494	510	2,471	2,981	729	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	462	481	2,416	2,897	714	1996	6/30/1998	5 to 40 years
Jacksonville-Center	NC		327	1,329	678	327	2,007	2,334	500	1995	8/6/1998	5 to 40 years
Jacksonville-Gum Branch	NC		508	1,815	1,271	508	3,086	3,594	761	1989	8/17/1998	5 to 40 years
Jacksonville-N.Marine	NC		216	782	721	216	1,503	1,719	468	1985	9/24/1998	5 to 40 years
Euless	TX		550	1,998	660	550	2,658	3,208	709	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	1,540	670	3,947	4,617	905	1996	10/9/1998	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Batavia	OH		390	1,570	909	390	2,479	2,869	625	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	480	460	2,122	2,582	707	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	1,599	507	3,657	4,164	741	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	813	447	2,589	3,036	717	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	977	556	2,928	3,484	973	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	285	708	3,145	3,853	895	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	665	314	1,760	2,074	631	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,507	188	2,159	2,347	628	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	776	963	4,672	5,635	1,224	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	1,101	772	3,580	4,352	864	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	556	565	3,152	3,717	852	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	2,399	733	3,305	4,038	482	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	593	339	1,939	2,278	493	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	874	291	1,900	2,191	414	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	336	354	1,741	2,095	516	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	834	453	2,444	2,897	665	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	871	872	4,347	5,219	1,196	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	666	849	4,067	4,916	1,094	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,759	410	3,385	3,795	728	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	775	667	3,148	3,815	850	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	377	335	1,898	2,233	535	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,159	276	2,471	2,747	515	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	808	633	3,381	4,014	755	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	343	633	2,960	3,593	768	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	415	384	1,837	2,221	463	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,194	254	2,253	2,507	411	1998	11/15/2000	5 to 40 years
Brewster	NY	(2)	1,716	6,920	905	1,981	7,560	9,541	797	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX	(2)	837	2,977	496	966	3,344	4,310	400	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX	(2)	733	3,392	572	841	3,856	4,697	428	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL	(2)	787	3,249	374	902	3,508	4,410	424	1997	3/13/2001	5 to 40 years
Dracut	MA	(1)	1,035	3,737	590	1,104	4,258	5,362	887	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	567	1,091	4,149	5,240	856	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	1,212	942	4,292	5,234	816	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	881	589	2,814	3,403	582	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	2,914	666	4,620	5,286	642	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	279	570	2,157	2,727	452	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	2,282	1,004	6,866	7,870	1,043	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	408	714	3,424	4,138	714	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	402	327	1,572	1,899	358	1987	2/5/2002	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Houston-Westward	TX	(1)	853	3,434	855	912	4,230	5,142	883	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	495	268	1,497	1,765	319	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	326	306	1,465	1,771	323	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	597	480	2,382	2,862	506	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	935	583	3,097	3,680	627	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	1,258	553	3,312	3,865	601	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX	(1)	299	1,216	1,053	320	2,248	2,568	428	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	655	496	2,495	2,991	482	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	678	784	3,584	4,368	694	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	283	421	1,851	2,272	394	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	781	408	2,299	2,707	431	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	363	919	4,059	4,978	763	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	232	612	2,700	3,312	514	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	269	689	3,428	4,117	658	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	2,066	1,119	5,050	6,169	736	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	129	817	3,415	4,232	671	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	182	407	1,832	2,239	359	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	191	817	3,478	4,295	670	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	627	2,207	9,493	11,700	1,714	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	489	1,131	5,053	6,184	890	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	357	635	3,275	3,910	566	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	357	1,252	6,100	7,352	1,078	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	46	1,039	4,247	5,286	693	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	297	827	4,073	4,900	641	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	304	2,713	11,317	14,030	1,732	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,775	773	4,945	5,718	648	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	109	1,195	4,986	6,181	734	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	253	1,103	4,803	5,906	716	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,663	1,061	7,090	8,151	822	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	852	388	2,492	2,880	296	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	82	1,720	7,068	8,788	1,020	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,459	1,566	7,804	9,370	746	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,182	1,365	6,751	8,116	947	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	675	2,051	6,528	8,579	902	2000	8/5/2004	5 to 40 years
Cicero	NY		527	2,121	564	527	2,685	3,212	355	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	59	1,131	4,668	5,799	593	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	106	612	2,607	3,219	337	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	201	1,612	6,786	8,398	855	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	3,369	1,214	4,949	82	1,215	5,030	6,245	603	1997/99	6/6/2005	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Montgomery-Richard	AL		1,906	7,726	135	1,906	7,861	9,767	950	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	1,577	470	3,479	3,949	288	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	167	537	2,350	2,887	291	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	206	556	2,471	3,027	290	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	148	754	3,213	3,967	388	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	1,361	484	3,338	3,822	303	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	433	811	3,830	4,641	449	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	927	719	3,854	4,573	295	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	1,094	721	4,088	4,809	414	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	106	867	3,605	4,472	377	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	450	982	2,628	3,610	274	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	86	596	2,497	3,093	266	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	116	937	3,895	4,832	392	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,013	707	4,946	5,653	447	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	977	411	1,621	136	411	1,757	2,168	205	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,831	83	463	1,914	2,377	193	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,406	1,250	601	3,656	4,257	315	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,072	542	1,319	2,101	542	3,420	3,962	224	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	90	832	3,358	4,190	320	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	489	617	2,911	3,528	256	1989	6/29/2006	5 to 40 years
Largo 2	FL		1,270	5,037	171	1,270	5,208	6,478	487	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,676	109	929	3,785	4,714	344	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL		696	2,739	110	696	2,849	3,545	263	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	83	1,220	4,888	6,108	450	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	190	1,113	4,549	5,662	414	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	111	766	3,151	3,917	282	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	141	828	3,431	4,259	315	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	555	734	3,422	4,156	328	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	180	899	3,776	4,675	350	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	208	890	3,760	4,650	338	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	96	697	2,807	3,504	258	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX	1,951	1,256	4,946	159	1,256	5,105	6,361	463	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,434	58	605	2,492	3,097	228	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,428	115	607	2,543	3,150	233	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,276	62	1,073	4,338	5,411	398	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX	1,751	549	2,180	90	549	2,270	2,819	210	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX		644	2,542	52	644	2,594	3,238	238	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	55	963	3,891	4,854	357	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	106	773	3,166	3,939	293	2000	6/22/2006	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
San Antonio-Huebner	TX	2,177	1,175	4,624	118	1,175	4,742	5,917	424	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	62	619	2,533	3,152	228	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,784	1,885	699	4,669	5,368	310	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	304	1,158	4,943	6,101	433	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	152	590	2,513	3,103	214	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	111	694	2,869	3,563	237	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	118	736	3,023	3,759	263	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	129	975	3,983	4,958	333	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	98	0	3,778	3,778	324	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	63	439	1,808	2,247	155	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	1,919	813	5,132	5,945	337	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	442	532	2,561	3,093	171	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	76	437	1,870	2,307	142	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	242	638	2,773	3,411	219	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	108	348	1,452	1,800	108	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls Blvd	NY		323	1,331	64	323	1,395	1,718	104	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	118	316	2,302	2,618	147	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	101	961	3,928	4,889	280	1999	3/30/2007	5 to 40 years
Lockport-Transit Rd	NY		375	1,498	253	375	1,751	2,126	142	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	63	1,003	4,065	5,068	289	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	116	1,100	4,502	5,602	360	1994	1/11/2007	5 to 40 years
Port Arthur-9595 Hwy69	TX		929	3,647	123	930	3,769	4,699	279	2002/04	3/8/2007	5 to 40 years
Beaumont-Dowlen Rd	TX		1,537	6,018	224	1,537	6,242	7,779	460	2003/06	3/8/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	171	1,607	6,509	8,116	436	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	151	1,017	4,163	5,180	285	1993/07	6/1/2007	5 to 40 years
Gulfport-Ocean Springs	MS		1,423	5,624	45	1,423	5,669	7,092	373	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	69	1,206	4,844	6,050	324	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	132	1,216	4,951	6,167	339	2000/07	6/1/2007	5 to 40 years
Gulfport-Hwy 49	MS		1,345	5,325	42	1,345	5,367	6,712	354	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	52	1,164	4,676	5,840	314	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	95	1,347	5,568	6,915	380	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	92	1,029	4,272	5,301	307	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	85	686	2,817	3,503	197	2003	6/1/2007	5 to 40 years
Gulfport-Biloxi	MS		1,811	7,152	47	1,811	7,199	9,010	472	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	34	732	3,049	3,781	217	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	35	1,076	4,367	5,443	294	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	19	885	3,605	4,490	244	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	135	676	2,820	3,496	194	2003/06	5/21/2007	5 to 40 years
Beaumont-S.Major	TX		742	3,024	113	742	3,137	3,879	181	2002/05	11/14/2007	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed
Hattiesburg-Clasic	MS		444	1,799	73	444	1,872	2,316	99	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	46	384	1,594	1,978	84	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	34	437	1,791	2,228	93	2000	12/19/2007	5 to 40 years
Ridgeland	MS		1,479	5,965	85	1,479	6,050	7,529	297	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	61	1,337	5,438	6,775	267	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	75	852	3,484	4,336	90	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	0	1,047	5,981	7,028	0	2009	10/1/2009	5 to 40 years
Construction in progress			0	0	9,846	0	9,846	9,846	0	2009
Corporate Office	NY		0	68	11,167	1,616	9,619	11,235	7,819	2000	5/1/2000	5 to 40 years

			$225,290	$875,528	$286,765	$237,684	$1,149,899	$1,387,583	$245,178

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $41.5 million at December 31, 2009.

(2)	These properties are encumbered through one mortgage loan with an outstanding balance of $28.4 million at December 31, 2009.

	December 31, 2009		December 31, 2008		December 31, 2007
Cost:
Balance at beginning of period		$1,366,615		$1,300,847		$1,115,255
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	—		18,454		136,653
Improvements, etc.	22,135		47,507		51,363

		22,135		65,961		188,016

Deductions during period:
Cost of real estate sold	(1,167)	(1,167)	(193)	(193)	(2,424)	(2,424)

Balance at close of period		$1,387,583		$1,366,615		$1,300,847

Accumulated Depreciation:
Balance at beginning of period		$212,301		$179,880		$151,138
Additions during period:
Depreciation expense	$33,096		$32,556		$29,523

		33,096		32,556		29,523

Deductions during period:
Accumulated depreciation of real estate sold	(219)	(219)	(135)	(135)	(781)	(781)

Balance at close of period		$245,178		$212,301		$179,880