Form 10-Q
period 2010-03-31
SOVRAN SELF STORAGE INC
filed 2010-05-07
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010, 27,579,909 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
(dollars in thousands, except share data)	(unaudited)	2009
Assets
Investment in storage facilities:
Land	$237,233	$237,233
Building, equipment, and construction in progress	1,148,589	1,146,169

	1,385,822	1,383,402
Less: accumulated depreciation	(252,336)	(244,035)

Investment in storage facilities, net	1,133,486	1,139,367
Cash and cash equivalents	7,365	10,710
Accounts receivable	1,846	2,401
Receivable from unconsolidated joint venture	210	173
Investment in unconsolidated joint venture	19,839	19,944
Prepaid expenses	5,869	4,220
Other assets	5,082	5,314
Net assets of discontinued operations	2,438	3,047

Total Assets	$1,176,135	$1,185,176

Liabilities
Line of credit	$—	$—
Term notes	400,000	400,000
Accounts payable and accrued liabilities	19,040	22,338
Deferred revenue	5,240	5,036
Fair value of interest rate swap agreements	11,953	11,524
Mortgages payable	80,648	81,219

Total Liabilities	516,881	520,117

Noncontrolling redeemable Operating Partnership Units at redemption value	13,419	15,005

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,566,605 shares outstanding (27,547,027 at December 31, 2009)	287	287
Additional paid-in capital	815,600	814,988
Dividends in excess of net income	(144,085)	(139,863)
Accumulated other comprehensive income	(11,874)	(11,265)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	632,753	636,972
Noncontrolling interest- consolidated joint venture	13,082	13,082

Total Equity	645,835	650,054

Total Liabilities and Shareholders’ Equity	$1,176,135	$1,185,176

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	January 1, 2010	January 1, 2009
	To	To
(dollars in thousands, except per share data)	March 31, 2010	March 31, 2009
Revenues
Rental income	$46,176	$46,837
Other operating income	1,970	1,867

Total operating revenues	48,146	48,704

Expenses
Property operations and maintenance	13,194	13,134
Real estate taxes	5,253	5,048
General and administrative	5,139	4,387
Depreciation and amortization	8,332	8,369

Total operating expenses	31,918	30,938

Income from operations	16,228	17,766

Other income (expenses)
Interest expense	(7,878)	(9,979)
Interest income	20	33
Equity in income of joint ventures	70	30

Income from continuing operations	8,440	7,850
(Loss) income from discontinued operations (including loss on disposal of $580 in 2010)	(552)	270

Net income	7,888	8,120
Net income attributable to noncontrolling interest	(461)	(485)

Net income attributable to common shareholders	$7,427	$7,635

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.29	$0.34
Discontinued operations	(0.02)	0.01

Earnings per share — basic	$0.27	$0.35

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.29	$0.34
Discontinued operations	(0.02)	0.01

Earnings per share — diluted	$0.27	$0.35

Common shares used in basic earnings per share calculation	27,445,101	21,969,065

Common shares used in diluted earnings per share calculation	27,479,148	21,972,360

Dividends declared per common share	$0.45	$0.64

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	January 1, 2010	January 1, 2009
	to	to
(dollars in thousands)	March 31, 2010	March 31, 2009
Operating Activities
Net income	$7,888	$8,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,621	8,856
Loss on sale of storage facilities	580	—
Equity in (income) losses of joint ventures	(70)	(30)
Distributions from unconsolidated joint venture	150	205
Non-vested stock earned	346	365
Stock option expense	72	71
Changes in assets and liabilities:
Accounts receivable	555	1,129
Prepaid expenses	(1,633)	1,078
Accounts payable and other liabilities	(2,857)	(5,383)
Deferred revenue	205	88

Net cash provided by operating activities	13,857	14,499

Investing Activities
Acquisitions of storage facilities	—	—
Improvements, equipment additions, and construction in progress	(2,450)	(6,810)
Investment in unconsolidated joint venture	—	(75)
(Advances) reimbursement of advances to joint ventures	(37)	153
Property deposits	(25)	—
Receipts from related parties	—	14

Net cash used in investing activities	(2,512)	(6,718)

Financing Activities
Net proceeds from sale of common stock	54	1,334
Proceeds from borrowings on line of credit	7,000	9,000
Repayments of borrowings on line of credit	(7,000)	—
Dividends paid-common stock	(12,396)	(14,093)
Distributions to noncontrolling interest holders	(529)	(608)
Redemption of operating partnership units	(1,248)	—
Mortgage principal and capital lease payments	(571)	(484)

Net cash used in financing activities	(14,690)	(4,851)

Net (decrease) increase in cash	(3,345)	2,930
Cash at beginning of period	10,710	4,486

Cash at end of period	$7,365	$7,416

Supplemental cash flow information
Cash paid for interest	$6,613	$8,786
Dividends declared but unpaid were $0 at March 31, 2010 and $14,136 at March 31, 2009.
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Mar. 31, 2010	Mar. 31, 2009
Net income	$7,888	$8,120
Other comprehensive income:
Change in fair value of derivatives	(609)	59

Total comprehensive income	$7,279	$8,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
Reclassification: Certain amounts from the 2010 financial statements have been reclassified as a result of the sale of two storage facilities in April 2010 that have been reclassified as discontinued operations (see Note 5).
2. ORGANIZATION
Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2010, we had an ownership interest in and managed 381 self-storage properties in 24 states under the name Uncle Bob’s Self Storage ®. Among our 381 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Over 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.
All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.6% ownership interest therein as of March 31, 2010. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
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
In accordance with the guidance provided in ASC Topic 810, “Consolidation” we present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests — consolidated joint venture” in the consolidated balance sheets.
Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current authorative accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2010 and December 31, 2009, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.
Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

		Noncontrolling
(dollars in thousands)	Parent	Interests	Total
Balance at December 31, 2009	$636,972	$13,082	$650,054

Net income attributable to the parent	7,427	—	7,427
Net income attributable to noncontrolling interest holders	—	340	340
Change in fair value of derivatives	(609)	—	(609)
Dividends	(12,396)	—	(12,396)
Distributions to noncontrolling interest holders	—	(340)	(340)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	746	—	746
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	9	—	9
Other	604	—	604

Balance at March 31, 2010	$632,753	$13,082	$645,835
3. STOCK BASED COMPENSATION
The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation” (formerly, FASB Statement 123R). The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period.
The Company recorded compensation expense (included in general and administrative expense) of $72,000 and $71,000 related to stock options and $346,000 and $365,000 related to amortization of non-vested stock grants for the three months ended March 31, 2010 and 2009, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense.
During the three months ended March 31, 2010 and 2009, employees exercised no stock options and 22,798 and 25,471 shares of non-vested stock, respectively, vested.
4. INVESTMENT IN STORAGE FACILITIES
The following summarizes our activity in storage facilities during the three months ended March 31, 2010.

(dollars in thousands)
Cost:
Beginning balance	$1,383,402
Improvements and equipment additions	4,136
Net decrease in construction in progress	(1,678)
Dispositions	(38)

Ending balance	$1,385,822

Accumulated Depreciation:
Beginning balance	$244,035
Depreciation expense during the period	8,332
Dispositions	(31)

Ending balance	$252,336

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values as of the dates acquired. The Company measures the fair value of in-place customer leases based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the three months ended March 31, 2010, the Company did not acquire any storage facilities.
5. DISCONTINUED OPERATIONS
In April 2010, the Company sold two non-strategic storage facilities in Michigan for net proceeds of approximately $2.4 million. A loss of $0.6 million was recorded at March 31, 2010, since the contingencies relating to the sale had been substantially satisfied as of March 31, 2010 and the storage facilities met the held for sale criteria under ASC 360-45-9 “Property, Plant, and Equipment”, at March 31, 2010. During the third and fourth quarters of 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million. The operations of these facilities are reported as discontinued operations. The amounts in the 2010 and 2009 financial statements related to the operations and the net assets of these properties have been reclassified and are presented as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the three months ended March 31, 2010 and 2009. The following is a summary of the amounts reported as discontinued operations:

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Mar. 31, 2010	Mar. 31, 2009
Total revenue	$151	$842
Property operations and maintenance expense	(76)	(303)
Real estate tax expense	(16)	(97)
Depreciation and amortization expense	(31)	(172)
Net loss on sale of property	(580)	—

Total (loss) income from discontinued operations	$(552)	$270

6. UNSECURED LINE OF CREDIT AND TERM NOTES
On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s March 31, 2010 credit rating). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at March 31, 2010), and requires a 0.25% facility fee. The interest rate at March 31, 2010 on the Company’s available line of credit was approximately 1.62% (1.61% at December 31, 2009). At March 31, 2010, there was $125 million available on the unsecured line of credit.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at March 31, 2010).
The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2010, the Company was in compliance with its debt covenants.
We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2010 the entire $125 million line of credit could be drawn without violating our debt covenants.
7. MORTGAGES PAYABLE
Mortgages payable at March 31, 2010 and December 31, 2009 consist of the following:

	March 31,	December 31,
(dollars in thousands)	2010	2009
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.4 million, principal and interest paid monthly	$28,286	$28,447

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.8 million, principal and interest paid monthly	41,170	41,475

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,332	3,369

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	971	977

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly	1,065	1,072

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,824	5,879

Total mortgages payable	$80,648	$81,219

The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at March 31, 2010, which will be amortized over the remaining term of the mortgages based on the effective interest method.
The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2010. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.62% at March 31, 2010)	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.87% at March 31, 2010)	—	—	$150,000	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (1.88% at March 31, 2010)	—	—	—	$20,000	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	$80,000	—	—	$80,000	$77,292
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$136,630

Mortgage note — fixed rate 7.80%	$469	$27,817	—	—	—	—	$28,286	$29,230
Mortgage note — fixed rate 7.19%	$906	$1,301	$38,963	—	—	—	$41,170	$42,744
Mortgage note — fixed rate 7.25%	$112	$3,220	—	—	—	—	$3,332	$3,352
Mortgage note — fixed rate 6.76%	$19	$27	$29	$896	—	—	$971	$1,005
Mortgage note — fixed rate 6.35%	$21	$30	$31	$34	$949	—	$1,065	$1,057
Mortgage notes — fixed rate 7.50%	$167	$5,657	—	—	—	—	$5,824	$5,992

Interest rate derivatives — liability	—	—	—	—	—	—	—	$11,953
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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2010, and 2009.
The Company has three interest rate swap agreements in effect at March 31, 2010 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended 2010 and 2009, the net reclassification from AOCI to interest expense was $1.9 million and $2.5 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $7.5 million for the twelve months ended March 31, 2011. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $12.0 million and $25.5 million at March 31, 2010 and 2009 respectively.

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Mar. 31, 2010	Mar. 31, 2009
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(1,896)	$(2,454)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense for 2010 and 2009, respectively	1,896	2,454
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps for 2010 and 2009, respectively	(2,505)	(2,395)

(Loss) gain included in other comprehensive income (loss)	$(609)	$59

9. FAIR VALUE MEASUREMENTS
The Company applies the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” in determining the fair value of its financial and nonfinancial assets and liabilities. ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level

1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(11,953)	—	(11,953)	—
Storage facilities held for sale	2,438	—	—	2,438
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
Assets measured at fair value on a non-recurring basis at March 31, 2010 included two storage facilities held for sale (see Note 5). Fair value of these assets was determined by reference to the sales price of the assets pursuant to the terms of a contract with the buyer. This was classified within Level 3 of the valuation hierarchy because it employs the Company’s own assumptions of fair value.

10. INVESTMENT IN JOINT VENTURES
The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at March 31, 2010 was $19.8 million. Twenty five properties were acquired by Sovran HHF through March 31, 2010 for approximately $171.5 million. The Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of March 31, 2010, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized; it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.3 million for the three months ended March 31, 2010. The Company’s share of Sovran HHF’s income for the three months ended March 31, 2010 was $44,000.
The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $49. The carrying value of the Company’s investment is a liability of $0.5 million at March 31, 2010 and December 31, 2009, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2010 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$167,441	$—
Investment in office building	—	5,274
Other assets	3,859	746

Total Assets	$171,300	$6,020

Due to the Company	$210	$—
Mortgages payable	78,124	7,004
Other liabilities	2,453	238

Total Liabilities	80,787	7,242
Unaffiliated partners’ equity (deficiency)	72,410	(700)
Company equity (deficiency)	18,103	(522)

Total Liabilities and Partners’ Equity (deficiency)	$171,300	$6,020

Income Statement Data:
Total revenues	$4,436	$302
Total expenses	4,214	271

Net income	$222	$31

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
The Company’s continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12. EARNINGS PER SHARE
The Company reports earnings per share data in accordance ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company has calculated its basic and diluted earnings per share using the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Three Months	Three Months
	Ended	Ended
(in thousands except per share data)	Mar. 31, 2010	Mar. 31, 2009
Numerator:
Net income from continuing operations attributable to common shareholders	$7,979	$7,365

Denominator:
Denominator for basic earnings per share — weighted average shares	27,445	21,969
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	34	3

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	27,479	21,972

Basic earnings per common share from continuing operations attributable to common shareholders	$0.29	$0.34
Basic earnings per common share attributable to common shareholders	$0.27	$0.35

Diluted earnings per common share from continuing operations attributable to common shareholders	$0.29	$0.34
Diluted earnings per common share attributable to common shareholders	$0.27	$0.35
Not included in the effect of dilutive securities above are 326,468 stock options and 141,156 unvested restricted shares for the three months ended March 31, 2010, and 330,213 stock options and 119,818 unvested restricted shares for the three months ended March 31, 2009, because their effect would be antidilutive.

13. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued revised accounting guidance under ASC Topic 810, “Consolidation” by issuing SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The revised guidance amends previous guidance (as previously required under FASB Interpretation No. 46(R), "Variable Interest Entities”) for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The adoption of this revised guidance did not have a material effect on the Company’s consolidated financial statements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures in Note 9, the adoption of this update did not have a material effect on the Company’s consolidated financial statements.

14. COMMITMENT AND CONTINGENCIES
The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At March 31, 2010, the Company has a contract in place with a potential buyer for the possible sale of eight properties for approximately $21.4 million. The sale of the eight properties is subject to significant contingencies as of March 31, 2010, including the potential buyer’s satisfactory completion of an inspection of the properties and the buyer securing funds from its lender to finance the transaction. While there can be no assurances that we will successfully complete the sale of these properties, based upon the status of our dealings with the potential buyer, the sale of these properties is expected to close in the second quarter of 2010. Should all of these sales occur, the Company would recognize a gain of approximately $7.6 million on the disposal of these properties in the second quarter of 2010.

15. SUBSEQUENT EVENTS
On April 1, 2010, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on April 26, 2010 to shareholders of record on April 12, 2010. The total dividend paid amounted to $12.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report.
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
RESULTS OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2010 THROUGH MARCH 31, 2010, COMPARED TO THE PERIOD JANUARY 1, 2009 THROUGH MARCH 31, 2009
We recorded rental revenues of $46.2 million for the three months ended March 31, 2010, a decrease of $0.7 million or 1.4% when compared to rental revenues for the three months ended March 31, 2009 of $46.8 million. The decrease in rental revenue resulted from a 1.5% decrease in rental revenues at the 353 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2009). The decrease in same store rental revenues was a result of a 1.0% decrease in average rental income per square foot as a result of increased move-in incentives used to attract customers. We also experienced a decrease in square foot occupancy of 50 basis points, which we believe resulted from general economic conditions, in particular the housing sector. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased $0.1 million for the three months ended March 31, 2010 as compared to the same period in 2009 primarily as a result of an increase in commissions earned from our customer insurance program.

Property operating and real estate tax expense increased $0.3 million, or 1.5%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Almost all of the increase was due to an expected increase in property tax expense for 2010. We expect same-store operating costs to increase only moderately in 2010 with increases primarily attributable to utilities and property taxes.
General and administrative expenses increased $0.8 million or 17.1% from the three months ended March 31, 2009 to the three months ended March 31, 2010. The increase primarily resulted from an increase in internet advertising, income tax expense for our taxable REIT subsidiary, and increased employee incentives.
Depreciation and amortization expense remained relatively consistent with the prior year as we did not acquire any properties in either year.
Interest expense decreased from $10.0 million for the three months ended March 31, 2009 to $7.9 million for the same period in 2010 as a result of the paydown of $100 million of term notes and the termination of the related interest rate swap agreements with the proceeds from our common stock offering in October 2009.
As described in Note 5 to the financial statements, during April 2010 we sold two non-strategic storage facilities for net proceeds of $2.4 million, resulting in a loss recorded in the first quarter of $0.6 million. During the third and fourth quarters of 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million. The first quarter operations of these facilities are reported in income from discontinued operations for 2010 and 2009.
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
Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2010	March 31, 2009
Net income attributable to common shareholders	$7,427	$7,635
Net income attributable to noncontrolling interest	461	485
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	8,332	8,369
Depreciation of real estate included in discontinued operations	31	172
Depreciation and amortization from unconsolidated joint ventures	194	208
Loss on sale of real estate	580	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(248)	(309)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(340)	(340)

FFO available to common shareholders	$16,437	$16,220

LIQUIDITY AND CAPITAL RESOURCES
Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2010, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2010, our leverage ratio as defined in the agreements was approximately 44.3%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and were included in interest expense in the second quarter of 2009. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.

On May 6, 2009, we announced a reduction in our quarterly dividend from $0.64 per share to $0.45 per share. In addition to the reduction in the dividend, in the second quarter of 2009 we changed our policy of declaring the dividend from the last week in the quarter to the first week following the quarter end. A dividend of $0.45 per common share was declared on January 4, 2010 and paid on January 26, 2010. The dividend paid amounted to $12.4 million. In 2010, we expect to declare and pay four dividends in the calendar year.
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
Cash flows from operating activities were $13.9 million and $14.5 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in operating cash flows from 2009 to 2010 was primarily due to an increase in prepaid expenses relating to our property insurance which was partially offset by a smaller decrease in accounts payable.
Cash used in investing activities was $2.5 million and $6.7 million for the three months ended March 31, 2010 and 2009 respectively. The decrease in cash used from 2009 to 2010 period was due to reduced capital improvement activity in the first quarter of 2010 as compared to the same period in 2009.
Cash used in financing activities was $14.7 million and $4.9 for the three months ended March 31, 2010 and 2009 respectively. In 2009, we used our borrowings under our line of credit to fund the capital improvement activity. In 2010, operating cash flows were used to fund capital improvements.
On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s March 31, 2010 credit rating). The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in

September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. We repaid $100 million of this term note with the proceeds of our common stock offering. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at March 31, 2010), and requires a 0.25% facility fee. The interest rate at March 31, 2010 on the Company’s available line of credit was approximately 1.62% (1.61% at December 31, 2009). At March 31, 2010, there was $125 million available on the unsecured line of credit. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2010, the entire $125 million line of credit could be drawn without violating our debt covenants.
We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our March 31, 2010 credit ratings).
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
In addition to the unsecured financing mentioned above, our consolidated financial statements also include $80.6 million of mortgages payable as detailed below:

*	7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.4 million, principal and interest paid monthly. The outstanding balance at March 31, 2010 on this mortgage was $28.3 million.

*	7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.8 million, principal and interest paid monthly. The outstanding balance at March 31, 2010 on this mortgage was $41.2 million.

*	7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at March 31, 2010 on this mortgage was $3.3 million.

*	6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at March 31, 2010 on this mortgage was $1.0 million.

*	6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly. The outstanding balance at March 31, 2010 on this mortgage was $1.1 million.

*	7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at March 31, 2010 on this mortgage was $5.8 million.

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
During 2010 and 2009, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2010, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
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
ACQUISITION AND DISPOSITION OF PROPERTIES
We acquired no properties in 2010 or 2009.
In April 2010 we sold two non-strategic storage facilities in Michigan for net proceeds of $2.4 million, resulting in a loss recorded in the first quarter of $0.6 million. During the third and fourth quarters of 2009, we sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million.
At March 31, 2010, the Company has one contract in place with a potential buyer for the possible sale of eight properties for approximately $21.4 million. The sale of the eight properties is subject to significant contingencies as of March 31, 2010, including the potential buyer’s satisfactory completion of an inspection of the properties and the buyer securing funds from its lender to finance the transaction. While there can be no assurances that we will successfully complete the sale of these properties, based upon the status of our dealings with the potential buyer, the sale of these properties is expected to close in the second quarter of 2010.
We may seek to sell additional properties to third parties or joint venture programs in 2010.

FUTURE ACQUISITION AND DEVELOPMENT PLANS
Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets. No properties were acquired in 2009 or the first quarter of 2010, and acquisitions for the remainder of 2010 may be limited due to the fact that, at present, seller’s asking prices remain considerably higher than the Company believes market conditions warrant.
In 2009 we scaled back a planned $50 million program to expand and enhance our existing properties. Instead we spent approximately $18 million to add 175,000 square feet to existing properties, and to convert 64,000 square feet to premium storage. We also completed construction of a new 78,000 square foot facility in Richmond, Virginia. Although we do not expect to construct any new facilities in 2010, we do plan to expend up to $20 million to expand and enhance existing facilities.
We also expect to continue making capital expenditures on our properties. This includes repainting, paving, and remodeling of the office buildings. For the first three months of 2010 we spent approximately $1.8 million on such improvements and we expect to spend approximately $10 million for the remainder of 2010.
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
As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2010, we expect our percentage of revenue from such sources will be approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.
UMBRELLA PARTNERSHIP REIT
We were formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2010, 384,952 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK
We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At March 31, 2010, we have three outstanding interest rate swap agreements as summarized below:

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
Through June 2012, all of our $400 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $400 million at March 31, 2010, a 100 basis point increase in interest rates would have no effect on our interest expense.
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
The information required is incorporated by reference to the information appearing under the caption “Interest Rate Risk” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2010. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2010.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
None

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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
David L. Rogers
Chief Financial Officer (Principal Accounting Officer)

May 7, 2010 Date