Form 10-Q
period 2010-06-30
SOVRAN SELF STORAGE INC
filed 2010-08-06
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Commission file number: 1-13820
SOVRAN SELF STORAGE, INC.
(Exact name of Registrant as specified in its charter)

Maryland	16-1194043

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6467 Main Street
Williamsville, NY 14221
(Address of principal executive offices) (Zip code)
(716) 633-1850
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010, 27,594,603 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
(dollars in thousands, except share data)	(unaudited)	2009
Assets
Investment in storage facilities:
Land	$235,123	$234,522
Building, equipment, and construction in progress	1,138,604	1,129,932

	1,373,727	1,364,454
Less: accumulated depreciation	(255,309)	(238,971)

Investment in storage facilities, net	1,118,418	1,125,483
Cash and cash equivalents	28,017	10,710
Accounts receivable	2,301	2,346
Receivable from unconsolidated joint venture	225	173
Investment in unconsolidated joint venture	19,791	19,944
Prepaid expenses	5,154	4,203
Other assets	4,825	5,313
Net assets of discontinued operations	—	16,926

Total Assets	$1,178,731	$1,185,098

Liabilities
Line of credit	$—	$—
Term notes	400,000	400,000
Accounts payable and accrued liabilities	19,379	22,316
Deferred revenue	5,074	4,980
Fair value of interest rate swap agreements	12,535	11,524
Mortgages payable	80,098	81,219

Total Liabilities	517,086	520,039

Noncontrolling redeemable Operating Partnership Units at redemption value	11,807	15,005

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,591,109 shares outstanding (27,547,027 at December 31, 2009)	288	287
Additional paid-in capital	815,903	814,988
Dividends in excess of net income	(140,011)	(139,863)
Accumulated other comprehensive income	(12,249)	(11,265)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	636,756	636,972
Noncontrolling interest- consolidated joint venture	13,082	13,082

Total Equity	649,838	650,054

Total Liabilities and Shareholders’ Equity	$1,178,731	$1,185,098

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	April 1, 2010	April 1, 2009
	to	to
(dollars in thousands, except per share data)	June 30, 2010	June 30, 2009
Revenues
Rental income	$45,061	$45,094
Other operating income	2,248	2,033

Total operating revenues	47,309	47,127

Expenses
Property operations and maintenance	12,543	11,976
Real estate taxes	5,140	5,004
General and administrative	4,967	4,338
Depreciation and amortization	8,202	8,216

Total operating expenses	30,852	29,534

Income from operations	16,457	17,593

Other income (expenses)
Interest expense	(7,929)	(11,699)
Interest income	21	20
Equity in income of joint ventures	69	63

Income from continuing operations	8,618	5,977
Income from discontinued operations (including gain on disposal of $7,524 in 2010)	7,686	765

Net income	16,304	6,742
Net income attributable to noncontrolling interest	(543)	(456)

Net income attributable to common shareholders	$15,761	$6,286

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.29	$0.25
Discontinued operations	0.28	0.03

Earnings per share — basic	$0.57	$0.28

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.29	$0.25
Discontinued operations	0.28	0.03

Earnings per share — diluted	$0.57	$0.28

Common shares used in basic earnings per share calculation	27,463,500	22,613,518

Common shares used in diluted earnings per share calculation	27,508,097	22,616,553

Dividends declared per common share	$0.45	$—

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	January 1, 2010	January 1, 2009
	to	to
(dollars in thousands, except per share data)	June 30, 2010	June 30, 2009
Revenues
Rental income	$90,410	$91,140
Other operating income	4,183	3,869

Total operating revenues	94,593	95,009

Expenses
Property operations and maintenance	25,477	24,868
Real estate taxes	10,350	10,012
General and administrative	10,107	8,724
Depreciation and amortization	16,402	16,454

Total operating expenses	62,336	60,058

Income from operations	32,257	34,951

Other income (expenses)
Interest expense	(15,808)	(21,678)
Interest income	41	53
Equity in income of joint ventures	139	94

Income from continuing operations	16,629	13,420
Income from discontinued operations (including gain on disposal of $6,944 in 2010)	7,562	1,443

Net income	24,191	14,863
Net income attributable to noncontrolling interest	(1,003)	(942)

Net income attributable to common shareholders	$23,188	$13,921

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.57	$0.56
Discontinued operations	0.27	0.06

Earnings per share — basic	$0.84	$0.62

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.57	$0.56
Discontinued operations	0.27	0.06

Earnings per share — diluted	$0.84	$0.62

Common shares used in basic earnings per share calculation	27,454,301	22,291,292

Common shares used in diluted earnings per share calculation	27,493,623	22,294,457

Dividends declared per common share	$0.90	$0.64

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	January 1, 2010	January 1, 2009
	to	to
(dollars in thousands)	June 30, 2010	June 30, 2009
Operating Activities
Net income	$24,191	$14,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,134	17,693
Gain on sale of storage facilities	(6,944)	—
Equity in income of joint ventures	(139)	(94)
Distributions from unconsolidated joint venture	246	361
Non-vested stock earned	654	689
Stock option expense	205	180
Changes in assets and liabilities:
Accounts receivable	81	772
Prepaid expenses	(931)	(148)
Accounts payable and other liabilities	(2,209)	(3,154)
Deferred revenue	177	(135)

Net cash provided by operating activities	32,465	31,027

Investing Activities
Acquisitions of storage facilities	—	—
Improvements, equipment additions, and construction in progress	(9,353)	(11,999)
Net proceeds from the sale of storage facilities	23,490	—
Investment in unconsolidated joint venture	—	(179)
(Advances) reimbursement of advances to joint ventures	(52)	175
Property deposits	(25)	—
Receipts from related parties	—	14

Net cash provided by (used in) investing activities	14,060	(11,989)

Financing Activities
Net proceeds from sale of common stock	496	30,688
Proceeds from borrowings on line of credit	17,000	24,000
Repayments of borrowings on line of credit	(17,000)	(38,000)
Dividends paid-common stock	(24,804)	(28,228)
Distributions to noncontrolling interest holders	(1,042)	(948)
Redemption of operating partnership units	(2,747)	—
Mortgage principal and capital lease payments	(1,121)	(947)

Net cash used in financing activities	(29,218)	(13,435)

Net increase in cash	17,307	5,603
Cash at beginning of period	10,710	4,486

Cash at end of period	$28,017	$10,089

Supplemental cash flow information
Cash paid for interest	$15,369	$20,617
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Jan. 1, 2010	Jan. 1, 2009	Apr. 1, 2010	Apr. 1, 2009
	to	to	to	to
(dollars in thousands)	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010	Jun. 30, 2009
Net income	$24,191	$14,863	$16,304	$6,742
Other comprehensive income:
Change in fair value of derivatives	(984)	5,813	(375)	5,754

Total comprehensive income	$23,207	$20,676	$15,929	$12,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
Reclassification: Certain amounts from the 2009 financial statements have been reclassified as a result of the sale of ten storage facilities in 2010 that have been reclassified as discontinued operations (see Note 5).
2. ORGANIZATION
Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2010, we had an ownership interest in and managed 371 self-storage properties in 24 states under the name Uncle Bob’s Self Storage®. Among our 371 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Over 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.
All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of June 30, 2010. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Locke Leasing, LLC (the Company’s taxable REIT subsidiary), Locke Sovran I, LLC, and Locke Sovran II, LLC, which is a majority owned joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

In December 2007, the FASB issued additional accounting guidance now codified in ASC Topic 810, "Consolidation” through the issuance of FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which was adopted by the Company on January 1, 2009. The additional guidance requires that the portion of equity in a subsidiary attributable to the owners of the subsidiary other than the parent or the parent’s affiliates be labeled “noncontrolling interests” and presented in the consolidated balance sheet as a component of equity. The additional guidance does not significantly change the Company’s past accounting practices with respect to the attribution of net income between controlling and noncontrolling interests, however, the provisions of the additional guidance require that earnings attributable to noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense. In addition, the additional guidance requires the disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the statement of operations.
In accordance with the guidance provided in ASC Topic 810, “Consolidation” we present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests — consolidated joint venture” in the consolidated balance sheets.
Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current authorative accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, "Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2010 and December 31, 2009, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.
Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

		Noncontrolling
(dollars in thousands)	Parent	Interests	Total
Balance at December 31, 2009	$636,972	$13,082	$650,054

Net income attributable to the parent	23,188	—	23,188
Net income attributable to noncontrolling interest holders	—	340	340
Change in fair value of derivatives	(984)	—	(984)
Dividends	(24,804)	—	(24,804)
Distributions to noncontrolling interest holders	—	(340)	(340)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	1,468	—	1,468
Net proceeds from issuance of stock through Stock Option Plan	496	—	496
Other	420	—	420

Balance at June 30, 2010	$636,756	$13,082	$649,838

3. STOCK BASED COMPENSATION
The Company accounts for stock-based compensation under the provisions of ASC Topic 718, "Compensation — Stock Compensation” (formerly, FASB Statement 123R). The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period.
For the three months ended June 30, 2010 and 2009, the Company recorded compensation expense (included in general and administrative expense) of $133,000 and $109,000, respectively, related to stock options and $308,000 and $324,000, respectively, related to amortization of non-vested stock grants. For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense (included in general and administrative expense) of $205,000 and $180,000, respectively, related to stock options and $654,000 and $689,000, respectively, related to amortization of non-vested stock grants.
During the three months ended June 30, 2010 and 2009, employees exercised 18,200 and 0 stock options respectively, and 5,763 and 4,127 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2010 and 2009, employees exercised 18,200 and 0 stock options respectively, and 28,561 and 29,598 shares of non-vested stock, respectively, vested.

4. INVESTMENT IN STORAGE FACILITIES
The following summarizes our activity in storage facilities during the six months ended June 30, 2010.

(dollars in thousands)
Cost:
Beginning balance	$1,364,454
Improvements and equipment additions	8,360
Net increase in construction in progress	1,025
Dispositions	(112)

Ending balance	$1,373,727

Accumulated Depreciation:
Beginning balance	$238,971
Depreciation expense during the period	16,402
Dispositions	(64)

Ending balance	$255,309

The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of land and buildings are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values as of the dates acquired. The Company measures the fair value of in-place customer leases based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the six months ended June 30, 2010, the Company did not acquire any storage facilities.
5. DISCONTINUED OPERATIONS
In May 2010, the Company sold eight non-strategic storage facilities in Georgia, North Carolina and Virginia for net proceeds of approximately $21.3 million. A gain of $7.5 million was recorded during the three months ended at June 30, 2010. In April 2010, the Company sold two non-strategic storage facilities in Michigan for net proceeds of approximately $2.4 million. A loss of $0.6 million was recorded during the three months ended at March 31, 2010 since the contingencies relating to the sale had been substantially satisfied as of March 31, 2010 and the storage facilities met the held for sale criteria under ASC 360-45-9 “Property, Plant, and Equipment”, at March 31, 2010. During the third and fourth quarters of 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million. The operations of these facilities are reported as discontinued operations. The amounts in the 2010 and 2009 financial statements related to the operations and the net assets of these properties have been reclassified and are presented as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the six months ended June 30, 2010 and 2009. The following is a summary of the amounts reported as discontinued operations:

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Jun. 30, 2010	Jun. 30, 2009
Total revenue	$1,404	$3,335
Property operations and maintenance expense	(487)	(1,009)
Real estate tax expense	(82)	(274)
Depreciation and amortization expense	(217)	(609)
Net gain on sale of property	6,944	—

Total income from discontinued operations	$7,562	$1,443

6. UNSECURED LINE OF CREDIT AND TERM NOTES
On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s June 30, 2010 credit rating). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at June 30, 2010), and requires a 0.25% facility fee. The interest rate at June 30, 2010 on the Company’s available line of credit was approximately 1.73% (1.61% at December 31, 2009). At June 30, 2010, there was $125 million available on the unsecured line of credit.
The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at June 30, 2010).
The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2010, the Company was in compliance with its debt covenants.
We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2010 the entire $125 million line of credit could be drawn without violating our debt covenants.

7. MORTGAGES PAYABLE
Mortgages payable at June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
(dollars in thousands)	2010	2009
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.2 million, principal and interest paid monthly	$28,134	$28,447
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.1 million, principal and interest paid monthly	40,876	41,475
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,295	3,369
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	965	977
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly	1,058	1,072
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,770	5,879

Total mortgages payable	$80,098	$81,219

The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at June 30, 2010, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2010. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.73% at June 30, 2010)	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.97% at June 30, 2010)	—	—	$150,000	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (1.88% at June 30, 2010)	—	—	—	$20,000	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	$80,000	—	—	$80,000	$80,149
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$145,507

Mortgage note — fixed rate 7.80%	$317	$27,817	—	—	—	—	$28,134	$29,114
Mortgage note — fixed rate 7.19%	$612	$1,301	$38,963	—	—	—	$40,876	$42,583
Mortgage note — fixed rate 7.25%	$75	$3,220	—	—	—	—	$3,295	$3,332
Mortgage note — fixed rate 6.76%	$13	$27	$29	$896	—	—	$965	$1,014
Mortgage note — fixed rate 6.35%	$14	$30	$31	$34	$949	—	$1,058	$1,105
Mortgage notes — fixed rate 7.50%	$113	$5,657	—	—	—	—	$5,770	$5,916

Interest rate derivatives — liability	—	—	—	—	—	—	—	$12,535
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
The Company has three interest rate swap agreements in effect at June 30, 2010 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the six months ended June 30, 2010 and 2009, the net reclassification from AOCI to interest expense was $3.4 million and $4.9 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $7.1 million for the twelve months ended June 30, 2011. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $12.5 million and $19.9 million at June 30, 2010 and 2009 respectively.

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Jun. 30, 2010	Jun. 30, 2009
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(3,412)	$(4,924)

Adjustments to other comprehensive (loss) income:
Realized loss reclassified to interest expense for 2010 and 2009, respectively	3,412	4,924
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps for 2010 and 2009, respectively	(4,396)	889

(Loss) gain included in other comprehensive (loss) income	$(984)	$5,813

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(12,535)	—	(12,535)	—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
10. INVESTMENT IN JOINT VENTURES
The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at June 30, 2010 was $19.8 million. Twenty five properties were acquired by Sovran HHF through June 30, 2010 for approximately $171.5 million. The Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of June 30, 2010, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized; it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.6 million for the six months ended June 30, 2010 and June 30, 2009. The management and call center fees earned by the Company for the three months ended June 30, 2010 and June 30, 2009 totaled $0.3 million. The Company’s share of Sovran HHF’s income for the six months ended June 30, 2010 and June 30, 2009 was $93,000 and $60,000, respectively. The Company’s share of Sovran HHF’s income for the three months ended June 30, 2010 and June 30, 2009 was $48,000 and $32,000, respectively.
The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $49. The carrying value of the Company’s investment is a liability of $0.5 million at June 30, 2010 and December 31, 2009, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2010 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$166,717	$—
Investment in office building	—	5,231
Other assets	4,188	700

Total Assets	$170,905	$5,931

Due to the Company	$225	$—
Mortgages payable	77,738	6,967
Other liabilities	2,669	164

Total Liabilities	80,632	7,131

Unaffiliated partners’ equity (deficiency)	72,218	(689)
Company equity (deficiency)	18,055	(511)

Total Liabilities and Partners’ Equity (deficiency)	$170,905	$5,931

Income Statement Data:
Total revenues	$8,871	$597
Depreciation	(1,801)	(102)
Other expenses	(6,607)	(442)

Net income	$463	$53

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
The Company’s continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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
The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands except per share data)	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010	Jun. 30, 2009
Numerator:
Net income from continuing operations attributable to common shareholders	$8,075	$5,521	$15,626	$12,478

Denominator:
Denominator for basic earnings per share — weighted average shares	27,464	22,614	27,454	22,291
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	44	3	40	3

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	27,508	22,617	27,494	22,294

Basic earnings per common share from continuing operations attributable to common shareholders	$0.29	$0.25	$0.57	$0.56
Basic earnings per common share attributable to common shareholders	$0.57	$0.28	$0.84	$0.62

Diluted earnings per common share from continuing operations attributable to common shareholders	$0.29	$0.25	$0.57	$0.56
Diluted earnings per common share attributable to common shareholders	$0.57	$0.28	$0.84	$0.62
Not included in the effect of dilutive securities above are 318,268 stock options and 133,254 unvested restricted shares for the three months ended June 30, 2010, and 339,053 stock options and 117,248 unvested restricted shares for the three months ended June 30, 2009, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 322,368 stock options and 137,205 unvested restricted shares for the six months ended June 30, 2010, and 334,633 stock options and 118,533 unvested restricted shares for the six months ended June 30, 2009, because their effect would be antidilutive.

13. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued revised accounting guidance under ASC Topic 810, “Consolidation” by issuing SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The revised guidance amends previous guidance (as previously required under FASB Interpretation No. 46(R), "Variable Interest Entities”) for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under the revised guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The revised guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The revised guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The revised guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. The adoption of this revised guidance did not have a material effect on the Company’s consolidated financial statements.
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

15. SUBSEQUENT EVENTS
On July 1, 2010, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on July 26, 2010 to shareholders of record on July 12, 2010. The total dividend paid amounted to $12.4 million.

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
RESULTS OF OPERATIONS
FOR THE PERIOD APRIL 1, 2010 THROUGH JUNE 30, 2010, COMPARED TO THE PERIOD APRIL 1, 2009 THROUGH JUNE 30, 2009
We recorded rental revenues of $45.1 million for the three months ended June 30, 2010, a decrease of less than $0.1 million when compared to rental revenues for the three months ended June 30, 2009 of $45.1 million. The decrease in rental revenue resulted from a 0.2% decrease in rental revenues at the 345 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2009). The decrease in same store rental revenues was a result of a 20 basis point decrease in average occupancy from the same quarter in the prior year, as rental rates per square foot remained relatively consistent with the prior year, increasing 0.1%. General economic conditions have us continuing with the use of move-in incentives and are holding rates near prior year levels. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased $0.2 million for the three months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of an increase in commissions earned from our customer insurance program.

Property operating and real estate tax expense increased $0.7 million, or 4.1%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was due to expected increases in property tax expense for 2010 and an increase in repairs and maintenance expense. We expect same-store operating costs to increase only moderately in 2010 with increases primarily attributable to repairs, utilities and property taxes.
General and administrative expenses increased $0.6 million or 14.5% from the three months ended June 30, 2009 to the three months ended June 30, 2010. The increase primarily resulted from an increase in internet advertising and income tax expense for our taxable REIT subsidiary.
Depreciation and amortization expense remained relatively consistent with the prior year as we did not acquire any properties in either year.
Interest expense decreased from $11.7 million for the three months ended June 30, 2009 to $7.9 million for the same period in 2010 as a result of the paydown of $100 million of term notes and the termination of the related interest rate swap agreements with the proceeds from our common stock offering in October 2009. In addition, at March 31, 2009, the Company had violated the leverage ratio covenant contained in its line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and were included in interest expense in the second quarter of 2009.
As described in Note 5 to the financial statements, during May 2010 we sold eight non-strategic storage facilities for net proceeds of $21.3 million, resulting in a gain recorded in the second quarter of $7.5 million. In addition, during April of 2010 we sold two non-strategic storage facilities for net proceeds of $2.4 million, resulting in a loss recorded in the first quarter of $0.6 million. During the third and fourth quarters of 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million. The operations of these facilities are reported in income from discontinued operations for 2010 and 2009.
FOR THE PERIOD JANUARY 1, 2010 THROUGH JUNE 30, 2010, COMPARED TO THE PERIOD JANUARY 1, 2009 THROUGH JUNE 30, 2009
We recorded rental revenues of $90.4 million for the six months ended June 30, 2010, a decrease of $0.7 million or 0.8% when compared to rental revenues for the six months ended June 30, 2009 of $91.1 million. The decrease in rental revenue resulted from a 0.9% decrease in rental revenues at the 345 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2009). The decrease in same store rental revenues was a result of a slight decrease in average occupancy and rental rate per square foot from the same period in the prior year. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased $0.3 million for the six months ended June 30, 2010 as compared to the same period in 2009 primarily as a result of an increase in commissions earned from our customer insurance program.
Property operating and real estate tax expense increased $0.9 million, or 2.7%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was due to expected increases in property tax expense for 2010 and an increase in repairs and maintenance expense.

General and administrative expenses increased $1.4 million or 15.9% from the six months ended June 30, 2009 to the six months ended June 30, 2010. The increase primarily resulted from an increase in internet advertising and income tax expense for our taxable REIT subsidiary.
Depreciation and amortization expense remained relatively consistent with the prior year as we did not acquire any properties in either year.
Interest expense decreased from $21.7 million for the six months ended June 30, 2009 to $15.8 million for the same period in 2010 as a result of the paydown of $100 million of term notes and the termination of the related interest rate swap agreements with the proceeds from our common stock offering in October 2009. In addition, as noted above the Company paid $0.9 million in the second quarter of 2009 to obtain a waiver of a debt covenant violation.
As described in Note 5 to the financial statements, during 2010 we sold ten non-strategic storage facilities for net proceeds of $23.7 million, resulting in a gain recorded in the six months ended June 30, 2010 of $6.9 million. During the third and fourth quarters of 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million. The operations of these facilities are reported in income from discontinued operations for 2010 and 2009.
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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2010	June 30, 2009
Net income attributable to common shareholders	$23,188	$13,921
Net income attributable to noncontrolling interest	1,003	942
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	16,402	16,454
Depreciation of real estate included in discontinued operations	217	609
Depreciation and amortization from unconsolidated joint ventures	391	416
Gain on sale of real estate	(6,944)	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(463)	(584)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(680)	(680)

FFO available to common shareholders	$33,114	$31,078

LIQUIDITY AND CAPITAL RESOURCES
Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2010, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At June 30, 2010, our leverage ratio as defined in the agreements was approximately 44.9%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.
On May 6, 2009, we announced a reduction in our quarterly dividend from $0.64 per share to $0.45 per share. In addition to the reduction in the dividend, in the second quarter of 2009 we changed our policy of declaring the dividend from the last week in the quarter to the first week following the quarter end. A dividend of $0.45 per common share was declared on April 1, 2010 and paid on April 26, 2010. The dividend paid amounted to $12.4 million. In 2010, we declared dividends in January, April, and July, and expect to declare a fourth dividend in 2010.

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
Cash flows from operating activities were $32.5 million and $31.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in operating cash flows from 2009 to 2010 was primarily due to an increase in net income from continuing operations.
Cash provided by (used in) investing activities was $14.1 million and ($12.0) million for the six months ended June 30, 2010 and 2009 respectively. The increase in cash provided by investing activities from 2009 to 2010 period was due to the net proceeds received from the sale of ten storage facilities in 2010.
Cash used in financing activities was $29.2 million and $13.4 for the six months ended June 30, 2010 and 2009 respectively. In 2009, we used our borrowings under our line of credit and proceeds from our dividend reinvestment and direct stock purchase plan to fund the capital improvement activity and debt paydowns. In 2010, operating cash flows were used to fund capital improvements.
On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s June 30, 2010 credit rating). The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. We repaid $100 million of this term note with the proceeds of our common stock offering. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at June 30, 2010), and requires a 0.25% facility fee. The interest rate at June 30, 2010 on the Company’s available line of credit was approximately 1.73% (1.61% at December 31, 2009). At June 30, 2010, there was $125 million available on the unsecured line of credit. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2010, the entire $125 million line of credit could be drawn without violating our debt covenants.
We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our June 30, 2010 credit ratings).
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
In addition to the unsecured financing mentioned above, our consolidated financial statements also include $80.1 million of mortgages payable as detailed below:

*	7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.2 million, principal and interest paid monthly. The outstanding balance at June 30, 2010 on this mortgage was $28.1 million.

*	7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.1 million, principal and interest paid monthly. The outstanding balance at June 30, 2010 on this mortgage was $40.9 million.

*	7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at June 30, 2010 on this mortgage was $3.3 million.

*	6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at June 30, 2010 on this mortgage was $1.0 million.

*	6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly. The outstanding balance at June 30, 2010 on this mortgage was $1.1 million.

*	7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.9 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at June 30, 2010 on this mortgage was $5.8 million.
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
During 2010 and 2009, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2010, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
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
In April and May 2010 we sold ten non-strategic storage facilities in Georgia, North Carolina, Michigan and Virginia for net proceeds of $23.7 million, resulting in a gain of $6.9 million. During the third and fourth quarters of 2009, we sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million.
We may seek to sell additional properties to third parties or joint venture programs in 2010.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets. No properties were acquired in 2009 or the first two quarters of 2010, and acquisitions for the remainder of 2010 may be limited due to the fact that, at present, seller’s asking prices remain considerably higher than the Company believes market conditions warrant.
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
We also expect to continue making capital expenditures on our properties. This includes repainting, paving, and remodeling of the office buildings. For the first six months of 2010 we spent approximately $6 million on such improvements and we expect to spend approximately $6 million for the remainder of 2010.

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
UMBRELLA PARTNERSHIP REIT
We were formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2010, 342,936 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.
INTEREST RATE RISK
We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At June 30, 2010, we have three outstanding interest rate swap agreements as summarized below:

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
Through June 2012, all of our $400 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $400 million at June 30, 2010, a 100 basis point increase in interest rates would have no effect on our interest expense.

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2010. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarterly period ended June 30, 2010, the Company issued 2,000 shares of common stock to one of its directors as a result of his exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $46,300 in connection with such issuance. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.
The Company made no repurchases of any of its equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None
Item 4. [Removed and Reserved]
Item 5. Other Information
None
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL, as follows:
(i)	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009;

(ii)	Consolidated Statements of Operations for the three and six months ended June 30, 2010;

(iii)	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009;

(iv)	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010; and

(v)	Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By:	/s/ David L. Rogers
David L. Rogers
Chief Financial Officer (Principal Accounting Officer)

August 6, 2010
Date