Form 10-Q
period 2010-09-30
SOVRAN SELF STORAGE INC
filed 2010-11-05
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2010, 27,648,329 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
(dollars in thousands, except share data)	(unaudited)	2009
Assets
Investment in storage facilities:
Land	$235,128	$234,522
Building, equipment, and construction in progress	1,143,867	1,129,932

	1,378,995	1,364,454
Less: accumulated depreciation	(263,496)	(238,971)

Investment in storage facilities, net	1,115,499	1,125,483
Cash and cash equivalents	31,927	10,710
Accounts receivable	2,324	2,346
Receivable from unconsolidated joint venture	232	173
Investment in unconsolidated joint venture	19,710	19,944
Prepaid expenses	5,338	4,203
Other assets	4,543	5,313
Net assets of discontinued operations	—	16,926

Total Assets	$1,179,573	$1,185,098

Liabilities
Line of credit	$—	$—
Term notes	400,000	400,000
Accounts payable and accrued liabilities	24,193	22,316
Deferred revenue	4,841	4,980
Fair value of interest rate swap agreements	12,213	11,524
Mortgages payable	79,539	81,219

Total Liabilities	520,786	520,039

Noncontrolling redeemable Operating Partnership Units at redemption value	12,997	15,005

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,648,329 shares outstanding (27,547,027 at December 31, 2009)	288	287
Additional paid-in capital	816,470	814,988
Dividends in excess of net income	(144,738)	(139,863)
Accumulated other comprehensive income	(12,137)	(11,265)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	632,708	636,972
Noncontrolling interest- consolidated joint venture	13,082	13,082

Total Equity	645,790	650,054

Total Liabilities and Shareholders’ Equity	$1,179,573	$1,185,098

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	July 1, 2010	July 1, 2009
	to	to
(dollars in thousands, except per share data)	September 30, 2010	September 30, 2009
Revenues
Rental income	$46,196	$46,440
Other operating income	2,427	2,074

Total operating revenues	48,623	48,514

Expenses
Property operations and maintenance	13,197	12,888
Real estate taxes	4,940	5,058
General and administrative	4,983	4,568
Depreciation and amortization	8,215	8,138

Total operating expenses	31,335	30,652

Income from operations	17,288	17,862

Other income (expenses)
Interest expense	(7,954)	(10,873)
Interest income	24	22
Gain on the sale of land	—	1,127
Equity in income of joint ventures	16	60

Income from continuing operations	9,374	8,198
Loss from discontinued operations (including loss on disposal of $1,009 in 2009)	—	(228)

Net income	9,374	7,970
Net income attributable to noncontrolling interest	(451)	(474)

Net income attributable to common shareholders	$8,923	$7,496

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.32	$0.33
Discontinued operations	—	(0.01)

Earnings per share — basic	$0.32	$0.32

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.32	$0.33
Discontinued operations	—	(0.01)

Earnings per share — diluted	$0.32	$0.32

Common shares used in basic earnings per share calculation	27,485,416	23,335,957

Common shares used in diluted earnings per share calculation	27,525,279	23,349,479

Dividends declared per common share	$0.45	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	January 1, 2010	January 1, 2009
	to	to
(dollars in thousands, except per share data)	September 30, 2010	September 30, 2009
Revenues
Rental income	$136,606	$137,580
Other operating income	6,610	5,942

Total operating revenues	143,216	143,522

Expenses
Property operations and maintenance	38,673	37,754
Real estate taxes	15,290	15,068
General and administrative	15,090	13,292
Depreciation and amortization	24,617	24,593

Total operating expenses	93,670	90,707

Income from operations	49,546	52,815

Other income (expenses)
Interest expense	(23,762)	(32,552)
Interest income	65	75
Gain on the sale of land	—	1,127
Equity in income of joint ventures	154	154

Income from continuing operations	26,003	21,619
Income from discontinued operations (including gain on disposal of $6,944 in 2010 and a loss on disposal of $1,009 in 2009)	7,562	1,215

Net income	33,565	22,834
Net income attributable to noncontrolling interest	(1,454)	(1,416)

Net income attributable to common shareholders	$32,111	$21,418

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.89	$0.90
Discontinued operations	0.28	0.05

Earnings per share — basic	$1.17	$0.95

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.89	$0.90
Discontinued operations	0.28	0.05

Earnings per share — diluted	$1.17	$0.95

Common shares used in basic earnings per share calculation	27,464,672	22,639,513

Common shares used in diluted earnings per share calculation	27,504,175	22,646,131

Dividends declared per common share	$1.35	$1.09

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	January 1, 2010	January 1, 2009
	to	to
(dollars in thousands)	September 30, 2010	September 30, 2009
Operating Activities
Net income	$33,565	$22,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,607	26,418
Gain on sale of land	—	(1,127)
(Gain) loss on sale of storage facilities	(6,944)	1,009
Equity in income of joint ventures	(154)	(154)
Distributions from unconsolidated joint venture	380	537
Non-vested stock earned	955	1,013
Stock option expense	281	252
Changes in assets and liabilities:
Accounts receivable	58	577
Prepaid expenses	(1,116)	(339)
Accounts payable and other liabilities	2,357	1,828
Deferred revenue	(56)	(403)

Net cash provided by operating activities	54,933	52,445

Investing Activities
Acquisitions of storage facilities	—	—
Improvements, equipment additions, and construction in progress	(14,649)	(15,827)
Net proceeds from the sale of storage facilities	23,490	12,006
Investment in unconsolidated joint venture	—	(294)
(Advances) reimbursement of advances to joint ventures	(59)	203
Receipts from related parties	—	14

Net cash provided by (used in) investing activities	8,782	(3,898)

Financing Activities
Net proceeds from sale of common stock	686	31,900
Proceeds from borrowings on line of credit	17,000	24,000
Repayments of borrowings on line of credit	(17,000)	(38,000)
Dividends paid-common stock	(37,221)	(38,756)
Distributions to noncontrolling interest holders	(1,536)	(1,477)
Redemption of operating partnership units	(2,747)	—
Mortgage principal and capital lease payments	(1,680)	(1,419)

Net cash used in financing activities	(42,498)	(23,752)

Net increase in cash	21,217	24,795
Cash at beginning of period	10,710	4,486

Cash at end of period	$31,927	$29,281

Supplemental cash flow information
Cash paid for interest	$22,008	$29,554
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Jul. 1, 2010	Jul. 1, 2009	Jan. 1, 2010	Jan. 1, 2009
	to	to	to	to
(dollars in thousands)	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010	Sep. 30, 2009
Net income	$9,374	$7,970	$33,565	$22,834
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	112	(1,130)	(872)	4,683

Total comprehensive income	$9,486	$6,840	$32,693	$27,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
Reclassification: Certain amounts from the 2009 financial statements have been reclassified as a result of the sale of ten storage facilities in 2010 that have been reclassified as discontinued operations (see Note 5).
2. ORGANIZATION
Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At September 30, 2010, we had an ownership interest in and managed 371 self-storage properties in 24 states under the name Uncle Bob’s Self Storage ®. Among our 371 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Over 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.
All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of September 30, 2010. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
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
Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2010 and December 31, 2009, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.
Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

		Noncontrolling
(dollars in thousands)	Parent	Interests	Total
Balance at December 31, 2009	$636,972	$13,082	$650,054

Net income attributable to the parent	32,111	—	32,111
Net income attributable to noncontrolling interest holders	—	1,020	1,020
Change in fair value of derivatives	(872)	—	(872)
Dividends	(37,221)	—	(37,221)
Distributions to noncontrolling interest holders	—	(1,020)	(1,020)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	234	—	234
Net proceeds from issuance of stock through Stock Option Plan	686	—	686
Other	798	—	798

Balance at September 30, 2010	$632,708	$13,082	$645,790

3. STOCK BASED COMPENSATION
The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation” (formerly, FASB Statement 123R). The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period.
For the three months ended September 30, 2010 and 2009, the Company recorded compensation expense (included in general and administrative expense) of $75,000 and $72,000, respectively, related to stock options and $302,000 and $324,000, respectively, related to amortization of non-vested stock grants. For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense (included in general and administrative expense) of $281,000 and $252,000, respectively, related to stock options and $955,000 and $1,013,000, respectively, related to amortization of non-vested stock grants.
During the three months ended September 30, 2010 and 2009, employees exercised 4,950 and 0 stock options respectively, and 9,395 and 4,187 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2010 and 2009, employees exercised 23,150 and 0 stock options respectively, and 37,956 and 33,785 shares of non-vested stock, respectively, vested.

4. INVESTMENT IN STORAGE FACILITIES
The following summarizes our activity in storage facilities during the nine months ended September 30, 2010.

(dollars in thousands)
Cost:
Beginning balance	$1,364,454
Improvements and equipment additions	14,304
Net increase in construction in progress	403
Dispositions	(166)

Ending balance	$1,378,995

Accumulated Depreciation:
Beginning balance	$238,971
Depreciation expense during the period	24,617
Dispositions	(92)

Ending balance	$263,496

The Company allocates purchase price for the acquisition of storage facilities to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values as of the dates acquired. The Company measures the fair value of in-place customer leases based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the nine months ended September 30, 2010 and 2009, the Company did not acquire any storage facilities.
5. DISCONTINUED OPERATIONS
In May 2010, the Company sold eight non-strategic storage facilities in Georgia, North Carolina and Virginia for net proceeds of approximately $21.3 million. A gain of $7.5 million was recorded during the three months ended at June 30, 2010. In April 2010, the Company sold two non-strategic storage facilities in Michigan for net proceeds of approximately $2.4 million. A loss of $0.6 million was recorded during the three months ended at March 31, 2010 since the contingencies relating to the sale had been substantially satisfied as of March 31, 2010 and the storage facilities met the held for sale criteria under ASC 360-45-9 “Property, Plant, and Equipment”, at March 31, 2010. During the third and fourth quarters of 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million. The operations of these facilities are reported as discontinued operations. The amounts in the 2010 and 2009 financial statements related to the operations and the net assets of these properties have been reclassified and are presented as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009. The following is a summary of the amounts reported as discontinued operations:

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Sep. 30, 2010	Sep. 30, 2009
Total revenue	$1,404	$4,942
Property operations and maintenance expense	(487)	(1,443)
Real estate tax expense	(82)	(397)
Depreciation and amortization expense	(217)	(878)
Net gain on sale of property	6,944	(1,009)

Total income from discontinued operations	$7,562	$1,215

6. UNSECURED LINE OF CREDIT AND TERM NOTES
On June 25, 2008, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s September 30, 2010 credit rating). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at September 30, 2010), and requires a 0.25% facility fee. The interest rate at September 30, 2010 on the Company’s available line of credit was approximately 1.63% (1.61% at December 31, 2009). At September 30, 2010, there was $125 million available on the unsecured line of credit. The maturity date of the revolving line of credit can be extended to June 2012 at the Company’s election for a fee of 25 basis points.
The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at September 30, 2010).
The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2010, the Company was in compliance with its debt covenants.
We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2010 the entire $125 million line of credit could be drawn without violating our debt covenants.

7. MORTGAGES PAYABLE
Mortgages payable at September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
(dollars in thousands)	2010	2009
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.2 million, principal and interest paid monthly	$27,981	$28,447

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.1 million, principal and interest paid monthly	40,577	41,475

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,258	3,369

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	958	977

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly	1,051	1,072

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,714	5,879

Total mortgages payable	$79,539	$81,219

The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at September 30, 2010, which will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2010. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.63% at September 30, 2010)	—	—	—	—	—	—	—	—

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.88% at September 30, 2010)	—	—	$150,000	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (2.00% at September 30, 2010)	—	—	—	$20,000	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	—	$80,000	—	—	$80,000	$80,563
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$146,938

Mortgage note — fixed rate 7.80%	$164	$27,817	—	—	—	—	$27,981	$28,915
Mortgage note — fixed rate 7.19%	$313	$1,301	$38,963	—	—	—	$40,577	$42,114
Mortgage note — fixed rate 7.25%	$38	$3,220	—	—	—	—	$3,258	$3,302
Mortgage note — fixed rate 6.76%	$6	$27	$29	$896	—	—	$958	$1,013
Mortgage note — fixed rate 6.35%	$7	$30	$31	$34	$949	—	$1,051	$1,107
Mortgage notes — fixed rate 7.50%	$57	$5,657	—	—	—	—	$5,714	$5,834

Interest rate derivatives — liability	—	—	—	—	—	—	—	$12,213
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
The Company has three interest rate swap agreements in effect at September 30, 2010 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the nine months ended September 30, 2010 and 2009, the net reclassification from AOCI to interest expense was $5.4 million and $8.1 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $7.2 million for the twelve months ended September 30, 2011. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $12.2 million and $11.5 million at September 30, 2010 and December 31, 2009 respectively.

	Jan. 1, 2010	Jan. 1, 2009
	to	to
(dollars in thousands)	Sep. 30, 2010	Sep. 30, 2009
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(5,353)	$(8,053)

Adjustments to other comprehensive (loss) income:
Realized loss reclassified to interest expense for 2010 and 2009, respectively	5,353	8,053
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps for 2010 and 2009, respectively	(6,225)	(3,370)

(Loss) gain included in other comprehensive (loss) income	$(872)	$4,683

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(12,213)	—	(12,213)	—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
10. INVESTMENT IN JOINT VENTURES
The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at September 30, 2010 was $19.7 million. Sovran HHF owned twenty five properties as of September 30, 2010, and no acquisitions occurred in the 2010 or 2009 periods. The Company contributed $18.6 million to the joint venture as its share of capital. As of September 30, 2010, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized; it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.9 million for each of the nine months ended September 30, 2010 and 2009. The management and call center fees earned by the Company for each of the three months ended September 30, 2010 and 2009 totaled $0.3 million. The Company’s share of Sovran HHF’s income for the nine months ended September 30, 2010 and 2009 was $146,000 and $107,000, respectively. The Company’s share of Sovran HHF’s income for the three months ended September 30, 2010 and 2009 was $53,000 and $46,000, respectively.
The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $49. The carrying value of the Company’s investment is a liability of $0.6 million and $0.5 million at September 30, 2010 and December 31, 2009, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2010 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$166,162	$—
Investment in office building	—	5,211
Other assets	4,569	619

Total Assets	$170,731	$5,830

Due to the Company	$232	$—
Mortgages payable	77,346	6,933
Other liabilities	3,281	195

Total Liabilities	80,859	7,128

Unaffiliated partners’ equity (deficiency)	71,897	(739)
Company equity (deficiency)	17,975	(559)

Total Liabilities and Partners’ Equity (deficiency)	$170,731	$5,830

Income Statement Data:
Total revenues	$13,401	$790
Depreciation	(2,709)	(154)
Other expenses	(9,962)	(680)

Net income (loss)	$730	$(44)

The Company does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.
11. INCOME TAXES
The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements for our real estate rental operations. We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income. The corporate taxes attributable to these taxable REIT subsidiaries are presented in general and administrative expense in our accompanying consolidated statements of operations.
The Company’s continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, the Company had no amounts accrued related to uncertain tax positions. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12. EARNINGS PER SHARE
The Company reports earnings per share data in accordance ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share- based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company has calculated its basic and diluted earnings per share using the two-class method.
The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands except per share data)	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010	Sep. 30, 2009
Numerator:
Net income from continuing operations attributable to common shareholders	$8,923	$7,724	$24,549	$20,203

Denominator:
Denominator for basic earnings per share — weighted average shares	27,485	23,336	27,465	22,640
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	40	13	39	6

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	27,525	23,349	27,504	22,646

Basic earnings per common share from continuing operations attributable to common shareholders	$0.32	$0.33	$0.89	$0.90
Basic earnings per common share attributable to common shareholders	$0.32	$0.32	$1.17	$0.95

Diluted earnings per common share from continuing operations attributable to common shareholders	$0.32	$0.33	$0.89	$0.90
Diluted earnings per common share attributable to common shareholders	$0.32	$0.32	$1.17	$0.95
Not included in the effect of dilutive securities above are 318,268 stock options and 175,889 unvested restricted shares for the three months ended September 30, 2010, and 340,553 stock options and 117,676 unvested restricted shares for the three months ended September 30, 2009, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 321,001 stock options and 150,100 unvested restricted shares for the nine months ended September 30, 2010, and 336,606 stock options and 116,297 unvested restricted shares for the nine months ended September 30, 2009, because their effect would be antidilutive.

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

15. SUBSEQUENT EVENTS
On October 1, 2010, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on October 26, 2010 to shareholders of record on October 11, 2010. The total dividend paid amounted to $12.4 million.

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
RESULTS OF OPERATIONS
FOR THE PERIOD JULY 1, 2010 THROUGH SEPTEMBER 30, 2010, COMPARED TO THE PERIOD JULY 1, 2009 THROUGH SEPTEMBER 30, 2009
We recorded rental revenues of $46.2 million for the three months ended September 30, 2010, a decrease of $0.2 million when compared to rental revenues for the three months ended September 30, 2009 of $46.4 million. The decrease in rental revenue resulted from a 0.7% decrease in rental revenues at the 345 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2009). The decrease in same store rental revenues was a result of a 1.1% decrease in average rental rates per square foot offset by a 60 basis point increase in average occupancy from the same quarter in the prior year. General economic conditions have us continuing with the use of move-in incentives and are pushing rates slightly below prior year levels. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased $0.4 million for the three months ended September 30, 2010 as compared to the same period in 2009 primarily as a result of an increase in commissions earned from our customer insurance program.

Property operating and real estate tax expense increased $0.2 million, or 1.1%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was due to increases in repairs and maintenance and utility expenses. We expect same-store operating costs to increase only moderately in 2010 with increases primarily attributable to repairs, utilities and property taxes.
General and administrative expenses increased $0.4 million or 9.1% from the three months ended September 30, 2009 to the three months ended September 30, 2010. The increase primarily resulted from an increase in internet advertising and health insurance expenses.
Depreciation and amortization expense remained relatively consistent with the prior year as we did not acquire any properties in either year.
Interest expense decreased from $10.9 million for the three months ended September 30, 2009 to $8.0 million for the same period in 2010 as a result of the paydown of $100 million of term notes and the termination of the related interest rate swap agreements with the proceeds from our common stock offering in October 2009.
As described in Note 5 to the financial statements, during 2010 we sold ten non-strategic storage facilities for net proceeds of $23.7 million. During 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million. A loss on sale of $1.0 million was recorded in the third quarter of 2009 as a result of the sales in that period. The operations of the facilities sold in 2010 and 2009 are reported in income from discontinued operations for 2009.
FOR THE PERIOD JANUARY 1, 2010 THROUGH SEPTEMBER 30, 2010, COMPARED TO THE PERIOD JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2009
We recorded rental revenues of $136.6 million for the nine months ended September 30, 2010, a decrease of $1.0 million or 0.7% when compared to rental revenues for the nine months ended September 30, 2009 of $137.6 million. The decrease in rental revenue resulted from a 0.8% decrease in rental revenues at the 345 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2009). The decrease in same store rental revenues was a result of a 0.5% decrease in average rental rate per square foot from the same period in the prior year. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased $0.7 million for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily as a result of an increase in commissions earned from our customer insurance program.
Property operating and real estate tax expense increased $1.1 million, or 2.2%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was due to expected increases in property tax expense for 2010 and an increase in repairs and maintenance expense.
General and administrative expenses increased $1.8 million or 13.5% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The increase primarily resulted from an increase in internet advertising, health insurance, and income tax expense for our taxable REIT subsidiary.

Depreciation and amortization expense remained relatively consistent with the prior year as we did not acquire any properties in either year.
Interest expense decreased from $32.6 million for the nine months ended September 30, 2009 to $23.8 million for the same period in 2010 as a result of the paydown of $100 million of term notes and the termination of the related interest rate swap agreements with the proceeds from our common stock offering in October 2009. In addition, at March 31, 2009, the Company had violated the leverage ratio covenant contained in its line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and were included in interest expense in 2009.
As described in Note 5 to the financial statements, during 2010 we sold ten non-strategic storage facilities for net proceeds of $23.7 million, resulting in a gain recorded in the nine months ended September 30, 2010 of $6.9 million. During 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million, resulting in a loss of $1.0 million being recorded in the nine months ended September 30, 2009. The operations of these facilities are reported in income from discontinued operations for 2010 and 2009.
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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2010	September 30, 2009
Net income attributable to common shareholders	$32,111	$21,418
Net income attributable to noncontrolling interest	1,454	1,416
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	24,617	24,593
Depreciation of real estate included in discontinued operations	217	878
Depreciation and amortization from unconsolidated joint ventures	588	620
Gain on sale of real estate	(6,944)	(118)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(677)	(868)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(1,020)	(1,020)

FFO available to common shareholders	$50,346	$46,919

LIQUIDITY AND CAPITAL RESOURCES
Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2010, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At September 30, 2010, our leverage ratio as defined in the agreements was approximately 44.2%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.
On May 6, 2009, we announced a reduction in our quarterly dividend from $0.64 per share to $0.45 per share. In addition to the reduction in the dividend, in the second quarter of 2009 we changed our policy of declaring the dividend from the last week in the quarter to the first week following the quarter end. In 2010, we declared quarterly dividends of $0.45 per common share January 4, 2010, April 1, 2020, and July 1, 2010. The July dividend was paid on July 26, 2010 and the dividend paid amounted to $12.4 million. In 2010, we declared our fourth dividend of $0.45 per share in October.

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
Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and our availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through June 2011, at which time our revolving line of credit matures, although it can be extended for one year at our option for a fee equivalent to 25 basis points multiplied by the total line of credit commitment. Future draws on our line of credit may be limited due to covenant restrictions.
Cash flows from operating activities were $54.9 million and $52.4 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash flows from 2009 to 2010 was primarily due to an increase in net income from continuing operations.
Cash provided by (used in) investing activities was $8.8 million and ($3.9) million for the nine months ended September 30, 2010 and 2009 respectively. The increase in cash provided by investing activities from 2009 to 2010 period was due to the net proceeds received from the sale of ten storage facilities in 2010.
Cash used in financing activities was $42.5 million and $23.8 for the nine months ended September 30, 2010 and 2009 respectively. In 2009, we used our borrowings under our line of credit and proceeds from our dividend reinvestment and direct stock purchase plan to fund the capital improvement activity and debt paydowns. In 2010, operating cash flows were used to fund capital improvements.
On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s September 30, 2010 credit rating). The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. We repaid $100 million of this term note with the proceeds of our common stock offering. The agreements also provide for a $125 million (expandable to $175 million) revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at

September 30, 2010), and requires a 0.25% facility fee. The interest rate at September 30, 2010 on the Company’s available line of credit was approximately 1.63% (1.61% at December 31, 2009). At September 30, 2010, there was $125 million available on the unsecured line of credit. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2010, the entire $125 million line of credit could be drawn without violating our debt covenants.
We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our September 30, 2010 credit ratings).
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
In addition to the unsecured financing mentioned above, our consolidated financial statements also include $79.5 million of mortgages payable as detailed below:
* 7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.2 million, principal and interest paid monthly. The outstanding balance at September 30, 2010 on this mortgage was $28.0 million.
* 7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.1 million, principal and interest paid monthly. The outstanding balance at September 30, 2010 on this mortgage was $40.6 million.
* 7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at September 30, 2010 on this mortgage was $3.3 million.
* 6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at September 30, 2010 on this mortgage was $1.0 million.
* 6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly. The outstanding balance at September 30, 2010 on this mortgage was $1.1 million.
* 7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.8 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at September 30, 2010 on this mortgage was $5.7 million.
The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009. We plan to reinstate our Dividend Reinvestment and Stock Purchase Plan in 2010 or 2011 and expect to issue shares when our share price and capital needs warrant such issuance.
During 2010 to-date and 2009, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2010, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
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
We acquired no properties in the nine months ended September 30, 2010 or 2009.
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
FUTURE ACQUISITION AND DEVELOPMENT PLANS
Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand in new markets by acquiring several facilities at once in those new markets. No properties were acquired in 2009 or the first three quarters of 2010, and acquisitions for the remainder of 2010 may be limited due to the fact that, at present, seller’s asking prices remain considerably higher than the Company believes market conditions warrant.
In 2009 we scaled back a planned $50 million program to expand and enhance our existing properties. Instead we spent approximately $18 million to add 175,000 square feet to existing properties, and to convert 64,000 square feet to premium storage. We also completed construction of a new 78,000 square foot facility in Richmond, Virginia. Although we do not expect to construct any new facilities for the remainder of 2010, through September 30, 2010 we expended approximately $5 million to expand and enhance existing facilities, and we plan to expend up to $8 million for the remainder of 2010 on such projects.
We also expect to continue making capital expenditures on our properties. This includes repainting, paving, and remodeling of the office buildings. For the first nine months of 2010 we spent approximately $10 million on such improvements and we expect to spend approximately $2 million for the remainder of 2010.
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
UMBRELLA PARTNERSHIP REIT
We were formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2010, 342,936 Units are outstanding that were issued in exchange for self-storage properties at the request of the sellers.
INTEREST RATE RISK
We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At September 30, 2010, we have three outstanding interest rate swap agreements as summarized below:

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
Through June 2012, all of our $400 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $400 million at September 30, 2010, a 100 basis point increase in interest rates would have no effect on our interest expense.

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2010. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. [Removed and Reserved]
Item 5. Other Information
None
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL, as follows:

	(i)	Consolidated Balance Sheets at September 30, 2010 and December 31, 2009;

	(ii)	Consolidated Statements of Operations for the three and nine months ended September 30, 2010;

	(iii)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009;

	(iv)	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010; and

	(v)	Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.
By:	/s/ David L. Rogers
David L. Rogers
Chief Financial Officer (Principal Accounting Officer)

November 5, 2010 Date