Form 10-K
period 2010-12-31
SOVRAN SELF STORAGE INC
filed 2011-02-25
CIK 944314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of June 30, 2010, 27,591,109 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $927,634,682 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2010).
     As of February 15, 2011, 27,660,329 shares of Common Stock, $.01 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

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
Item 1. Business
          Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and the consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or ”Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest and are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At February 15, 2011, we held ownership interests in and managed 377 Properties consisting of approximately 24.7 million net rentable square feet, situated in 24 states. Among our 377 Properties are 27 Properties that we manage for a consolidated joint venture of which we are a majority owner and 25 Properties that we manage for a joint venture of which we are a 20% owner. We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
          We own an indirect interest in each of the Properties through a limited partnership (the “Partnership”). In total, we own a 98.8% economic interest in the Partnership and unaffiliated third parties own collectively a 1.2% limited partnership interest at December 31, 2010. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.
          We were incorporated on April 19, 1995 under Maryland law. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our web site is www.sovranss.com.
          We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: increasing rents, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and improving the Properties. Should economic conditions warrant, we may develop new properties. We believe that there continue to be opportunities for growth through acquisitions, and constantly seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of our expertise.

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
          According to the 2011 Self-Storage Almanac, of the approximately 49,400 facilities in the United States, less than 11% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The shortage of skilled operators, the scarcity of capital available to small operators for acquisitions and expansions, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources.
Property Management
           We have over 25 years experience managing self storage facilities and the combined experience of our key personnel has made us one of the leaders in the industry. All of our stores operate under the user-friendly name of Uncle Bob’s Self Storage®, and we employ the following strategies with respect to our property management:
Our People:
          We recognize the importance of quality people to the success of an organization. Our store personnel are held to high standards for customer service, store appearance, financial performance, and overall operations. They are supported with state of the art training tools including an online learning management system and an extensive network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel.
Training & Development:
          Our employees benefit from a wide array of training and development opportunities. New store employees undergo a comprehensive, proprietary training program designed to drive sales and operational results while ensuring the delivery of quality customer service. Each new hire is assigned a Certified Training Manager as a mentor during their initial training period. To supplement their initial training, employees enjoy continuing edification, coaching, and performance feedback throughout their tenure.
          All learning and development activities are facilitated through our online Learning and Performance Management System internally named eBOB. eBOB delivers and tracks hundreds of on-demand computer based training and compliance courses; it also administers tests, surveys, and the employee appraisal process. Sovran’s training and development program encompasses the tools and support we deem essential to the success of our employees and business.
Marketing and Advertising:
          We believe the avenues for attracting and capturing new customers have changed dramatically over the years. As such, we have implemented the following strategies to market our properties and increase profitability:
•	We employ a Customer Care Center (call center) that services over 30,000 rental inquiries per month. Our highly skilled Sale Representatives answer incoming sales calls for all of our stores, 361 days a year. The team undertakes continuous training in effective storage sales techniques, which we believe results in higher conversions of inquiries to rentals.

•	The once predominant advertising vehicle — yellow pages — has lost favor to a wide range of other opportunities. Our aggressive internet marketing and websites provide customers with real-time pricing, online reservations, online payments, and support for mobile devices. Our advertising strategy employs a mix of online media to ensure the Uncle Bob’s name is found wherever customers search for storage.
•	Dri-guard humidity-controlled spaces are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture. We became the first self-storage operator to utilize this humidity protection technology and we believe it helps to differentiate us from other operators.
•	We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. The truck rental charge is waived for new move-in customers and we believe it provides a valuable service and added incentive to choose us. Further, the prominent display of our logo turns each truck into a moving billboard.
Ancillary Income:
           We know that our 160,000 customers require more than just a storage space. With that in mind, we offer a wide range of other products and services that fulfill their needs while providing us ancillary income. Whereas our Uncle Bob’s trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn a commission. We also earn incidental income from billboards and cell towers.
Information Systems:
           Our customized computer system performs billing, collections, and reservation functions for each store. It also tracks information used in developing marketing plans based on occupancy levels and customer demographics and histories. The system generates daily, weekly and monthly financial reports for each Property that are transmitted to our principal office each night. The system also requires a property manager to input a descriptive explanation for all debit and credit transactions, paid-to-date changes, and all other discretionary activities, which allows the accounting staff at our principal office to promptly review all such transactions. Late charges are automatically imposed. More sensitive activities, such as rental rate changes and unit size or number changes, are completed only by Area Managers. Our customized management information system permits us to add new facilities to our portfolio with minimal additional overhead expense.
Revenue Management:
           Our proprietary revenue management system is constantly evolving as our forecasting capabilities improve and we further adapt to changes in consumer behavior. We have the ability to change pricing instantaneously for any one unit type, at any single location, based on occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we are able to implement rental rate increases at optimal times to increase revenues. Further, the system provides reports and alerts that enhance management oversight of field staff decisions. Our revenue management system is overseen by a team of Revenue Management Analysts and we believe serves to achieve higher yields and control discounting.
Property Maintenance:
           We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by qualified Project Managers. Those inspections provide the basis for short and long term planned projects which are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, etc. is contracted through local providers who have a clear understanding of our standards. Further, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption.

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
          Several of our competitors, including Public Storage and U-Haul, are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

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
          During 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million. During 2009 we sold five non-strategic storage facilities located in Massachusetts, North Carolina and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. During 2008 we sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.
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
          On May 6, 2009, recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, our Board of Directors reduced the quarterly common stock dividend from $0.64 per share to $0.45 per share, for an annual dividend rate of $1.80 per share.
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
          On June 25, 2008, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, we entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625%. The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. In October 2009, the Company repaid $100 million of the term note entered into in June 2008. The 2008 agreements also provide for a $125 million revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375%, and requires a 0.25% facility fee. At our option the revolving line of credit can be extended for one year until June 2012 for a fee of 0.25%. At December 31, 2010, there was $115 million available on the unsecured line of credit.
          We also maintain an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%.
          To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements filed herewith.
Employees
          We currently employ a total of 1,027 employees, including 377 property managers, 24 area managers, and 484 assistant managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 139 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.
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
          Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one and in some cases two debt ratings agencies. Should we fail to attain an investment grade rating from the agencies, the interest rate on our line of credit and our $150 million bank term note would increase by 0.375%, and the rate on our $150 million term note due 2016 would increase by 1.750%.

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
          Our current strategy is to acquire interests only in self-storage facilities. Consequently, we are subject to risks inherent in investments in a single industry. Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause us to experience a decrease in occupancy levels, limit our ability to increase rents, and compel us to offer discounted rents.
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
          Possible Liability Relating to Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in that property. Those laws often impose liability even if the owner or operator did not cause or know of the presence of hazardous or toxic substances and even if the storage of those substances was in violation of a customer’s lease. In addition, the presence of hazardous or toxic substances, or the failure of the owner to address their presence on the property, may adversely affect the owner’s ability to borrow using that real property as collateral. In connection with the ownership of the self-storage facilities, we may be potentially liable for any of those costs.
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
          Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our outstanding common stock might receive a premium for their shares of our common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires specific procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. Waivers and exemptions have been granted to the initial purchasers of our former Series C preferred stock in connection with these provisions of the MGCL. In addition, under the Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.
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
We May Change the Dividend Policy for Our Common Stock in the Future
          In 2010, our board of directors authorized and we declared quarterly common stock dividends of $0.45 per share in January, April, July and October, the equivalent of an annual rate of $1.80 per share. In addition, our board of directors authorized and we declared a quarterly common stock dividend to $0.45 per share in January 2011. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.
          A recent Internal Revenue Service revenue procedure allows us to satisfy the REIT income distribution requirements with respect to our 2011 taxable year by distributing up to 90% of our 2011 dividends on our common stock in shares of our common stock in lieu of paying dividends entirely in cash, so long as we follow a process allowing our shareholders to elect cash or stock subject to a cap that we impose on the maximum amount of cash that will be paid. Although we may utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect to all of or a portion of such dividend that is payable in stock. In addition, if a significant number of our shareholders sell shares of our common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of our common stock.
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
Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida
          As of December 31, 2010, 146 of our 377 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2010, these facilities accounted for approximately 41.9% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states continue to deteriorate, we will experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.
Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock
          The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law is 15% through 2012, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. The earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax. However, the lower rate of taxation to dividends paid through 2012 by regular “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as other ordinary income for domestic noncorporate taxpayers. The maximum rate for domestic noncorporate taxpayers will increase in 2013 unless current tax laws are changed.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          At December 31, 2010, we held ownership interests in and managed a total of 377 Properties situated in twenty-four states. Among the 377 self-storage facilities are 27 Properties that we manage for a consolidated joint venture of which we are a majority owner and 25 Properties that we manage for a joint venture of which we are a 20% owner.
          Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced with computerized gates and are well lighted. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 23,000 to 181,000 net rentable square feet, with an average of approximately 65,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Customers have access to their storage areas during business hours, and some commercial customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.
          All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.
          The following table provides certain information regarding the Properties in which we have an ownership interest and manage as of December 31, 2010:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2010	Feet	Spaces	Revenue
Alabama	22	1,587,609	11,903	5.1%
Arizona	9	530,144	4,704	2.3%
Colorado	4	276,752	2,370	1.4%
Connecticut	5	300,819	2,866	1.9%
Florida	56	3,678,922	33,872	15.0%
Georgia	23	1,503,659	12,258	5.6%
Kentucky	2	144,914	1,322	0.6%
Louisiana	14	836,149	7,305	3.7%
Maine	2	113,876	1,008	0.5%
Maryland	4	172,061	2,037	1.0%
Massachusetts	12	664,329	6,070	3.3%
Michigan	4	238,593	2,160	0.9%
Mississippi	12	924,184	7,017	3.5%
Missouri	7	432,088	3,791	2.0%
New Hampshire	4	259,655	2,331	1.1%
New York	28	1,598,507	14,610	8.8%
North Carolina	18	1,034,432	9,574	2.0%
Ohio	23	1,553,605	12,859	5.6%
Pennsylvania	4	208,402	1,630	0.8%
Rhode Island	4	168,371	1,565	0.9%
South Carolina	8	443,158	3,779	1.7%
Tennessee	4	291,244	2,447	1.1%
Texas	90	6,631,659	54,609	26.9%
Virginia	18	1,081,090	10,105	4.3%

Total	377	24,674,222	212,192	100.0%

          At December 31, 2010, the Properties had an average occupancy of 80.1% and an annualized rent per occupied square foot of $10.51.
Item 3. Legal Proceedings
          In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we do not believe that any matters currently pending against the Company will have a material adverse impact on our financial condition, results of operations or cash flows.
Item 4. (removed and reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our Common Stock is traded on the New York Stock Exchange under the symbol “SSS.” Set forth below are the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter 2009	High	Low
1st	$36.12	$16.40
2nd	26.95	19.28
3rd	33.33	22.69
4th	38.06	28.88

Quarter 2010	High	Low
1st	$36.83	$31.12
2nd	40.79	32.29
3rd	40.01	32.35
4th	41.47	35.00
          As of February 15, 2011, there were approximately 1,230 holders of record of our Common Stock.
          We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.
          For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2010 represent 72.5% ordinary income, 14.5% capital gain, and 13% return of capital. In addition, in 2010 51.7% of the capital gain was unrecaptured Section 1250 gain.
History of Dividends Declared on Common Stock

December 2008	$0.640 per share

March 2009	$0.640 per share
July 2009	$0.450 per share
October 2009	$0.450 per share

January 2010	$0.450 per share
April 2010	$0.450 per share
July 2010	$0.450 per share
October 2010	$0.450 per share

EQUITY COMPENSATION PLAN INFORMATION
          The following table sets forth certain information as of December 31, 2010, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

	Number of
	securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining available
	options, warrants	options, warrants	for future issuance
Plan Category	and rights (#)	and rights ($)	(#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	319,163	$42.90	914,922
1995 Award and Option Plan	27,150	$30.52	0
2009 Outside Directors’ Stock Option and Award Plan	15,500	$29.60	126,800
1995 Outside Directors’ Stock Option Plan	25,505	$46.23	0
Deferred Compensation Plan for Directors (1)	37,279	N/A	19,782
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH
          The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2005 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.
CUMULATIVE TOTAL SHAREHOLDER RETURN
SOVRAN SELF STORAGE, INC.
DECEMBER 31, 2005 — DECEMBER 31, 2010

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2006	2007	2008	2009	2010
S&P	100.00	115.79	122.16	76.96	97.33	111.99
NAREIT	100.00	135.06	113.87	70.91	90.76	116.12
SSS	100.00	127.89	93.92	89.75	96.77	104.84

The foregoing item assumes $100.00 invested on December 31, 2005, with dividends reinvested.

Item 6. Selected Financial Data
          The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per
share data)	2010	2009	2008	2007	2006
Operating Data
Operating revenues	$192,072	$191,040	$196,286	$186,251	$159,118
Income from continuing operations	34,979	20,581	35,994	38,416	35,732
Income from discontinued operations (1)	7,562	1,073	3,689	3,429	3,312
Net income	42,541	21,654	39,683	41,845	39,044
Net income attributable to common shareholders	40,642	19,916	37,399	37,958	34,098
Income from continuing operations per common share attributable to common shareholders— diluted	1.20	0.79	1.55	1.65	1.71
Net income per common share attributable to common shareholders — basic	1.48	0.84	1.72	1.81	1.90
Net income per common share attributable to common shareholders — diluted	1.48	0.84	1.72	1.81	1.89
Dividends declared per common share (2)	1.80	1.54	2.54	2.50	2.47

Balance Sheet Data
Investment in storage facilities at cost	$1,419,956	$1,364,454	$1,343,669	$1,278,528	$1,093,940
Total assets	1,185,541	1,185,098	1,212,439	1,164,390	1,052,950
Total debt	488,954	481,219	623,261	566,517	462,027
Total liabilities	528,398	520,039	692,292	610,559	495,092
Series C preferred stock	—	—	—	—	26,613

Other Data
Net cash provided by operating activities	$73,671	$59,123	$77,132	$85,175	$64,656
Net cash used in investing activities	(32,605)	(4,448)	(82,711)	(190,267)	(176,567)
Net cash (used in) provided by financing activities	(46,010)	(48,471)	6,055	61,372	154,730

(1)	In 2010 we sold ten stores, in 2009 we sold five stores, and in 2008 we sold one store whose results of operations and (loss) gain on disposal are classified as discontinued operations for all previous years presented.

(2)	In 2009 we declared dividends in March, July, and October (see Item 5). On January 4, 2010 we declared a dividend of $0.45 per common share, and therefore it is not included in the 2009 column. In addition to the January 4, 2010 dividend declared we also declared regular quarterly dividends of $0.45 in April, July and October of 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Operating Strategy
Our operating strategy is designed to generate growth and enhance value by:
A.	Increasing operating performance and cash flow through aggressive management of our stores:
-	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:
-	Our Customer Care Center, which for the last 10 years has answered sales inquiries and made reservations for all of our Properties on a centralized basis,

-	The Uncle Bob’s truck move-in program, under which, at present, 257 of our stores offer a free Uncle Bob’s truck to assist our customers moving into their spaces,

-	Our dehumidification system, known as Dri-guard, which provides our customers with a better environment to store their goods and improves yields on our Properties, and

-	Internet marketing and sales.
-	Our “Name your Price” concession differentiates us from the “free month” offer now prevalent in our industry, and allows us to engage the customer in a unique manner. We are able to customize this offer based on occupancies and demand.

-	Our customized property management systems enable us to track trends, set optimal pricing levels, enjoy considerable economies of scale in vendor and supply pricing, and control collections and accounts receivable.

-	In addition, our managers are better qualified and receive a significantly higher level of training than they did in the past, customer access and security are greatly enhanced as a result of advances in technology, and property appearance and functionality have been improved.
B.	Acquiring additional stores:
-	Our objective is to acquire new stores one or two at a time in markets we currently operate in. By so doing, we can add to our existing base, which should improve market penetration in those areas, and contribute to the benefits achieved from economies of scale.
-	We may also enter new markets if we can do so by acquiring a group of stores in those markets. We feel that our marketing efforts and control systems can enhance even those portfolios that have been managed efficiently by independent operators, and that attractive returns can be generated by such acquisitions.
C.	Expanding our management business:
-	We see our management business as a source of future acquisitions. We may develop additional joint ventures in which we are minority owners and managers of the self-storage facilities acquired by these joint ventures. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.
D.	Expanding and enhancing our existing stores:
-	Over the past five years, we have undertaken a program of expanding and enhancing our Properties. In 2007, we expended approximately $25 million to add some 444,000 square feet of premium space (i.e., air-conditioned and/or humidity controlled) to our Properties; in 2008, we spent approximately $26 million to add 403,000 square feet and to convert 95,000 square feet to premium storage; in 2009, we completed construction of a new 78,000 square foot facility in Richmond Virginia, added 175,000 square feet to other existing Properties, and converted 64,000 square feet to premium storage for a total cost of approximately $18 million; and in 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million.
Supply and Demand / Operating Trends
             We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The recent economic conditions and the credit market environment have resulted in a decrease in new supply on a national basis in the last three years. With the recent loosening of the debt and equity markets, we have seen capitalization rates on quality acquisitions (expected annual return on investment) decrease from approximately 8% to 7.25%.
             Since 2007, our industry has experienced some softness in demand. This was due to the economic slowdown that began in late 2007, and in part to regional issues, such as the reduction of hurricane driven demand in Florida and the Gulf Coast states, and to an overall slowdown in the housing sector. We believe the housing slowdown has impacted our industry in two ways: 1.) a reduction in lease-up activity resulting from fewer residential real estate transactions (both buyers and sellers of residences use our product in times of transition) and 2.) a contraction of housing construction activity which has reduced the number of people working in the construction trades (trades people are a measurable part of our usual customer base.) Although same-store customer move-ins were lower in 2010 as compared to 2009, move-outs were also lower by a higher amount, leaving a slight net increase in customers for 2010.
             In 2010, we returned to positive same store revenue growth after experiencing a 3.1% decline in same store revenue in 2009. From 2003 through 2008 we had experienced positive same store sales growth. We expect conditions in most of our markets to continue the slow recovery that we saw in 2010 and are forecasting 2% to 4% revenue growth on a same store basis in 2011.
          We were able to reduce many expenses at the store operating level in 2009 and 2010 to mitigate the effect of the revenue challenges. Expenses related to operating a self-storage facility had increased substantially over the previous five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob’s trucks). While we do not expect further expense decreases in 2011, we do believe expense increases will be at a manageable level of between 2% and 4%.
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
          Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. At December 31, 2010 and 2009, no assets had been determined to be impaired under this policy.
          Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we don’t have any current expectation of making significant changes in 2011.
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
YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009
          We recorded rental revenues of $182.9 million for the year ended December 31, 2010, a decrease of $0.2 million or 0.1% when compared to 2009 rental revenues of $183.1 million. Of the decrease in rental revenue, $0.4 million resulted from a 0.2% decrease in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2009). The decrease in same store rental revenues was a result of a small decrease in average rental income per square foot as a result of our continued use of move-in incentives to attract customers. Average occupancy in 2010 was essentially flat to 2009. The decrease in same store rental income was offset by a $0.2 million increase in rental revenues resulting from the continued lease-up of our Richmond Virginia property constructed in 2009 and the few days of revenues from the acquisition of seven properties completed in late December 2010. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2010 primarily as a result of $1.0 million increase in commissions earned from our customer insurance program.
          Property operating expenses increased $1.1 million or 2.2%, in 2010 compared to 2009. The increase resulted mostly from higher health insurance costs and repairs and maintenance expense, as other property expenses were kept at or below 2009 levels. Property tax expense decreased $0.3 million as a result of assessment reductions and municipalities holding property tax rates steady. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, utilities, and property taxes.
          General and administrative expenses increased $3.2 million or 17.2% from 2009 to 2010. The key drivers of the increase were a $1.3 million increase in salaries and performance incentives, $0.8 million in property acquisition expenses in 2010 versus no acquisitions in 2009, $0.5 million increase in health insurance costs, $0.4 million increase in internet advertising, and a $0.2 increase in tax expense related to our taxable REIT subsidiary.
          Depreciation and amortization expense increased to $32.9 million in 2010 from $32.7 million in 2009, primarily as a result of a full year of depreciation on the Virginia property constructed in 2009, and the depreciation on the expansions completed at existing stores.
          Interest expense decreased from $50.1 million in 2009 to $31.7 million in 2010 as a result of the following factors:
•	Our credit rating remained investment grade during all of 2010. In May 2009, Fitch Ratings downgraded our rating on our unsecured floating rate notes which triggered a temporary 1.75% increase in the interest rate on our $150 million term notes and a 0.375% increase in the interest rate on our $250 million term notes. The increase was effective from May to October of 2009, at which time our credit rating was upgraded back to investment grade rating after our common stock offering in October 2009;
•	At March 31, 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements. In May 2009, the Company obtained a waiver of the violation as of March 31, 2009. The fees paid to obtain the waiver were approximately $0.9 million and are included in 2009 interest expense. No such violations occurred in 2010;
•	On October 5, 2009, the Company used proceeds from the issuance of common stock to terminate the interest rate swap agreements with notional amounts of $75 million and $25 million (see Note 8 of our financial statements). The total cost to terminate the swaps was $8.4 million and is included as additional interest expense in 2009. No such termination occurred in 2010, and;
•	In October 2009, we wrote-off to interest expense $0.6 million of unamortized financing fees related to the $100 million term note that was repaid with the proceeds of the common stock offering. No financing fees were written-off in 2010.
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
          As described in Note 5 to the financial statements, during 2010 the Company sold ten non-strategic storage facilities for net cash proceeds of $23.7 million resulting in a gain of $6.9 million. During 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. During 2008 the Company sold one non-strategic storage facility for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The 2010, 2009, and 2008 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
          We recorded rental revenues of $183.1 million for the year ended December 31, 2009, a decrease of $5.6 million or 3.0% when compared to 2008 rental revenues of $188.7 million. Of the decrease in rental revenue, $6.3 million resulted from a 3.3% decrease in rental revenues at the 342 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2008). The decrease in same store rental revenues was a result of a 2.1% decrease in average rental income per square foot as a result of increased move-in incentives used in 2009 to attract customers. We also experienced a decrease in square foot occupancy of 115 basis points, which we believe resulted from general economic conditions, in particular the housing sector. These decreases were partially offset by a $0.6 million increase in rental revenues resulting from having the three stores acquired in 2008 included for a full year of operations. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2009 primarily as a result of $0.3 million increase in commissions earned from our customer insurance program.
          Property operating expenses decreased $2.9 million or 5.4%, in 2009 compared to 2008. Much of the decrease resulted from numerous expense control initiatives and from a reduction in yellow page advertising at the 342 core properties considered same stores. Property tax expense increased $0.9 million as a result of a 4.0% increase in property taxes at the 342 core properties and from having the 2008 acquisitions included for a full year of operations.
          General and administrative expenses increased $1.4 million or 7.9% from 2008 to 2009. The increase primarily resulted from the write-off of construction in progress projects that were terminated and an increase in internet advertising.
          Depreciation and amortization expense decreased to $32.7 million in 2009 from $33.3 million in 2008, primarily as a result of a $1.0 million decrease in amortization of in-place customers leases relating to previous year acquisitions, offset partially by a full year of depreciation on those acquisitions.
          Interest expense increased from $38.1 million in 2008 to $50.1 million in 2009 as a result of the 2009 credit ratings downgrade, covenant violation, termination of interest rate swaps, and the write-off of unamortized financing fees noted in the comparison of 2010 versus 2009.
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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Net income attributable to common shareholders	$40,642	$19,916	$37,399	$37,958	$34,098
Net income attributable to noncontrolling interests	1,899	1,738	2,284	2,631	2,434
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	32,939	32,736	33,252	32,779	24,119
Depreciation of real estate included in discontinued operations	217	1,083	1,215	1,257	1,186
Depreciation and amortization from unconsolidated joint ventures	788	820	333	59	168
Casualty gain	—	—	—	(114)	—
(Gain) loss on sale of real estate	(6,944)	509	(716)	—	—
Funds from operations allocable to noncontrolling interest in Operating Partnership	(885)	(984)	(1,366)	(1,425)	(1,450)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	(1,360)	(1,360)	(1,564)	(1,848)	(1,785)

Funds from operations available to common shareholders	$67,296	$54,458	$70,837	$71,297	$58,770

LIQUIDITY AND CAPITAL RESOURCES
          Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2010, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2010, our leverage ratio as defined in the agreements was approximately 42.4%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. In 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements and obtained a waiver of the violation. The fees paid to obtain the waiver were approximately $0.9 million and are included in interest expense in 2009. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.
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
          We believe that the steps the Company has taken, including but not limited to the equity raised from our 2009 common stock offering of approximately $114.0 million, the pay down of $100 million of our term notes in

2009, and the reduction in the quarterly dividend as discussed in our distribution policy on page 7, will be adequate to avoid future covenant violations under the current terms of our line of credit and term note agreements.
          Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and the availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through June 2011, at which time our revolving line of credit matures. At our option the revolving line of credit can be extended for one year until June 2012 for a fee of 0.25%. Future draws on our line of credit may be limited due to covenant restrictions.
          Cash flows from operating activities were $73.7 million, $59.1 million and $77.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in operating cash flows from 2009 to 2010 was primarily due to an increase in net income as a result of reduced interest expense. The decrease in operating cash flows from 2008 to 2009 was primarily due to a decrease in net income. The decrease in net income was primarily a result of lower rental income and increased interest expense.
          Cash used in investing activities was $32.6 million, $4.4 million, and $82.7 million for the years ended December 31, 2010, 2009, and 2008 respectively. The increase in cash used from 2009 to 2010 was due to the purchase of seven storage facilities in 2010 for $34.7 million. No facilities were purchased in 2009. In addition, the proceeds from the sale of the ten stores in 2010 of $23.7 million exceeded the proceeds from the five stores sold in 2009 of $16.3 million. The decrease in cash used from 2008 to 2009 was due to (i) reduced acquisition and capital improvement activity in 2009, (ii) an increase in proceeds from the sale of storage facilities in 2009, and (iii) a reduction in the funding of our share of the joint venture entered into in 2008.
          Cash used in financing activities was $46.0 million in 2010, compared to $48.5 million in 2009 and cash provided by financing activities of $6.1 million in 2008. In 2010, our financing activities were generally limited to a net $10.0 million draw on our line of credit as well as our recurring dividends, distributions, and mortgage principal payments. In 2009, we used our operating cash flow and the proceeds from our common stock offering to paydown $14.0 million of our line of credit, $100 million of term notes, and a $26.1 million mortgage. In 2008, the excess proceeds from refinancing our term notes with a new $250.0 million term note primarily resulted in the net cash provided by financing activities.
          In 2008, we entered into agreements relating to unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s December 31, 2010 credit rating). The proceeds from this term note were used to repay the Company’s previous line of credit that was to mature in September 2008, the Company’s term note that was to mature in September 2009, the term note maturing in July 2008, and to provide for working capital. We repaid $100 million of this term note with the proceeds of our common stock offering in October 2009. The agreements also provide for a $125 million revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at December 31, 2010), and requires a 0.25% facility fee. The interest rate at December 31, 2010 on the Company’s available line of credit was approximately 1.64% (1.61% at December 31, 2009). At December 31, 2010, there was $115 million available on the unsecured line of credit. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2010, the remaining $115 million available on our line of credit could be drawn without violating our debt covenants.
          We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our December 31, 2010 credit ratings).

          Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB-). In May 2009, due to our debt covenant violation and operating trends, Fitch Ratings downgraded the Company’s rating on its revolving credit facility and term notes to non-investment grade (BB+). As a result of our common stock offering in October 2009 and the use of proceeds to repay $100 million of term notes, Fitch Ratings upgraded our rating on our line of credit and term notes again to investment grade (BBB-).
          In addition to the unsecured financing mentioned above, our consolidated financial statements also include $79.0 million of mortgages payable as detailed below:
*	7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.0 million, principal and interest paid monthly. The outstanding balance at December 31, 2010 on this mortgage was $27.8 million.

*	7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.1 million, principal and interest paid monthly. The outstanding balance at December 31, 2010 on this mortgage was $40.3 million.

*	7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at December 31, 2010 on this mortgage was $3.2 million.

*	6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at December 31, 2010 on this mortgage was $1.0 million.

*	6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly. The outstanding balance at December 31, 2010 on this mortgage was $1.0 million.

*	7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at December 31, 2010 on this mortgage was $5.7 million.
          The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.
          Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2010. During 2009, we issued approximately 1.4 million shares via our Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Option Plan. We received $32.6 million from the sale of such shares. We may reinstate our Dividend Reinvestment and Stock Purchase Plan in 2011.
          During 2010 and 2009, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2010, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
          Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital market revert back to 2009 conditions, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach June 2011, when our line of credit matures. At our option, the revolving line of credit can be extended for one year until June 2012 for a fee of 0.25%.

CONTRACTUAL OBLIGATIONS
          The following table summarizes our future contractual obligations:

Contractual	Payments due by period
obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
Line of credit	$10.0 million	$10.0 million	—	—	—
Term notes	$400.0 million	—	$250.0 million	—	$150.0 million
Mortgages payable	$79.0 million	$38.1 million	$40.0 million	$0.9 million	—
Interest payments	$75.5 million	$23.4 million	$30.5 million	$19.2 million	$2.4 million
Interest rate swap payments	$10.5 million	$7.0 million	$3.5 million	—	—
Land lease	$1.0 million	$0.1 million	$0.1 million	$0.1 million	$0.7 million
Building leases	$2.9 million	$0.6 million	$1.4 million	$0.9 million	—

Total	$578.9 million	$79.2 million	$325.5 million	$21.1 million	$153.1 million
          Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2010 rates. Interest rate swap payments include net settlements of swap liabilities based on forecasted variable rates.
ACQUISITION OF PROPERTIES
          During 2010, we used the proceeds from the sale of the ten Properties and borrowings pursuant to our line of credit to acquire seven Properties in North Carolina comprising 0.5 million square feet from unaffiliated storage operators. We acquired no properties in 2009. During 2008, we used operating cash flow, borrowings pursuant to our line of credit, borrowings under the bank term note, and proceeds from our Dividend Reinvestment and Stock Purchase Plan to acquire three Properties in Mississippi and Ohio comprising 0.2 million square feet from unaffiliated storage operators.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
          Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2011 but as of December 31, 2010 we had no properties under contract to purchase.
          In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million. In 2009 spent approximately $18 million to add 175,000 square feet to existing Properties, and to convert 64,000 square feet to premium storage. We also completed construction of a new 78,000 square foot facility in Richmond, Virginia. Although we do not expect to construct any new facilities in 2011, we do plan to expend up to $32 million to expand and enhance existing facilities.
DISPOSITION OF PROPERTIES
          During 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million. During 2009, we sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. During 2008, we sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million.

          We may seek to sell additional Properties to third parties or joint venture programs in 2011.
OFF-BALANCE SHEET ARRANGEMENTS
          We have a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by us. The carrying value of our investment at December 31, 2010 was $19.7 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. We contributed $18.6 million to the joint venture as our share of capital required to fund the acquisitions.
          As manager of Sovran HHF, we earn a management and call center fee of 7% of gross revenues which totaled $1.3 million, $1.2 million and $0.5 million for 2010, 2009 and 2008, respectively. We also received an acquisition fee of 0.5% or $0.7 million of purchase price for securing purchases for the joint venture in 2008. Our share of Sovran HHF’s income for 2010, 2009 and 2008 was $0.3 million, $0.2 million and $0.1 million, respectively. At December 31, 2010, Sovran HHF owed us $0.3 million for payments made by us on behalf of the joint venture.
          We also have a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. Our investment includes a capital contribution of $49. The carrying value of our investment is a liability of $0.6 million at December 31, 2010 and $0.5 million at December 31, 2009 and 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, our share of Iskalo Office Holdings, LLC’s (loss) income was ($79,000), $7,000, and ($6,000), respectively. We paid rent to Iskalo Office Holdings, LLC of $644,000, $608,000, and $600,000 in 2010, 2009, and 2008, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2015.
          A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2010 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$165,540	$—
Investment in office building	—	5,260
Other assets	3,808	554

Total Assets	$169,348	$5,814

Due to the Company	$252	$—
Mortgages payable	76,952	6,898
Other liabilities	2,175	331

Total Liabilities	79,379	7,229

Unaffiliated partners’ equity (deficiency)	71,975	(798)
Company equity (deficiency)	17,994	(617)

Total Liabilities and Partners’ Equity (deficiency)	$169,348	$5,814

Income Statement Data:
Total revenues	$17,938	$978
Depreciation	3,622	210
Other expenses	12,918	930

Net income (loss)	$1,398	$(162)

          We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties by Sovran HHF. We do not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF and Iskalo Office Holdings, LLC for the three years ended December 31, 2010 are as follows:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Statement of Operations
Other operating income (management fees and acquisition fee income)	$1,260	$1,243	$1,135
General and administrative expenses (corporate office rent)	644	608	600
Equity in income of joint ventures	241	235	104
Distributions from unconsolidated joint ventures	494	686	345

Investing activities
Investment in joint ventures	—	(331)	(20,287)
(Advances to) reimbursement of advances to joint ventures	(80)	163	(336)
REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS
          As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2011 may be applied toward our 2010 distribution requirement.
          As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2010, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.
INTEREST RATE RISK
          We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. At December 31, 2010, we have three outstanding interest rate swap agreements as summarized below:

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
          Through June 2012, $400 million of our $410 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $410 million at December 31, 2010, a 100 basis point increase in interest rates would have a $0.1 million effect on our interest expense.

          The table below summarizes our debt obligations and interest rate derivatives at December 31, 2010. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount							Fair
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.64% at December 31, 2010)	$10,000	—	—	—	—	—	$10,000	$10,000

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.89% at December 31, 2010)	—	$150,000	—	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (2.00% at December 31, 2010)	—	—	$20,000	—	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	$80,000	—	—	—	$80,000	$79,914
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$145,152

Mortgage note — fixed rate 7.80%	$27,817	—	—	—	—	—	$27,817	$28,561
Mortgage note — fixed rate 7.19%	$1,301	$38,963	—	—	—	—	$40,264	$41,612
Mortgage note — fixed rate 7.25%	$3,220	—	—	—	—	—	$3,220	$3,255
Mortgage note — fixed rate 6.76%	$27	$29	$896	—	—	—	$952	$993
Mortgage note — fixed rate 6.35%	$30	$31	$34	$949	—	—	$1,044	$1,084
Mortgage notes — fixed rate 7.50%	$5,657	—	—	—	—	—	$5,657	$5,746

Interest rate derivatives — liability	—	—	—	—	—	—	—	$10,528
INFLATION
          We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.
SEASONALITY
          Our revenues typically have been higher in the third and fourth quarters, primarily because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves during these periods. However, we believe that our customer mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to affect materially distributions to shareholders.

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
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
          We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          As discussed in Note 2 to the consolidated financial statements, the Company retrospectively adjusted the consolidated financial statements as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (codified in FASB ASC Topic 810 “Consolidation”) on January 1, 2009.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York February 25, 2011

SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2010	2009
Assets
Investment in storage facilities:
Land	$240,651	$234,522
Building, equipment, and construction in progress	1,179,305	1,129,932

	1,419,956	1,364,454
Less: accumulated depreciation	(271,797)	(238,971)

Investment in storage facilities, net	1,148,159	1,125,483
Cash and cash equivalents	5,766	10,710
Accounts receivable	2,377	2,346
Receivable from unconsolidated joint venture	253	173
Investment in unconsolidated joint venture	19,730	19,944
Prepaid expenses	4,408	4,203
Other assets	4,848	5,313
Net assets of discontinued operations	—	16,926

Total Assets	$1,185,541	$1,185,098

Liabilities
Line of credit	$10,000	$—
Term notes	400,000	400,000
Accounts payable and accrued liabilities	23,991	22,316
Deferred revenue	4,925	4,980
Fair value of interest rate swap agreements	10,528	11,524
Mortgages payable	78,954	81,219

Total Liabilities	528,398	520,039

Noncontrolling redeemable Operating Partnership Units at redemption value	12,480	15,005

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,650,829 shares outstanding (27,547,027 at December 31, 2009)	288	287
Additional paid-in capital	816,986	814,988
Dividends in excess of net income	(148,264)	(139,863)
Accumulated other comprehensive income	(10,254)	(11,265)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	631,581	636,972
Noncontrolling interest- consolidated joint venture	13,082	13,082

Total Equity	644,663	650,054

Total Liabilities and Shareholders’ Equity	$1,185,541	$1,185,098

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2010	2009	2008
Revenues
Rental income	$182,865	$183,074	$188,717
Other operating income	9,207	7,966	7,569

Total operating revenues	192,072	191,040	196,286

Expenses
Property operations and maintenance	51,845	50,726	53,605
Real estate taxes	19,065	19,355	18,485
General and administrative	21,857	18,649	17,279
Depreciation and amortization	32,939	32,736	33,252

Total operating expenses	125,706	121,466	122,621

Income from operations	66,366	69,574	73,665

Other income (expenses)
Interest expense	(31,711)	(50,050)	(38,097)
Interest income	84	85	322
Casualty loss	—	(390)	—
Gain on sale of land	—	1,127	—
Equity in income of joint ventures	240	235	104

Income from continuing operations	34,979	20,581	35,994
Income from discontinued operations (including a gain on disposal of $6,944 in 2010, loss on disposal of $1,636 in 2009 and gain on disposal of $716 in 2008)	7,562	1,073	3,689

Net income	42,541	21,654	39,683
Net income attributable to noncontrolling interest	(1,899)	(1,738)	(2,284)

Net income attributable to common shareholders	$40,642	$19,916	$37,399

Earnings per common share attributable to common shareholders — basic
Continuing operations	$1.20	$0.79	$1.55
Discontinued operations	0.28	0.05	0.17

Earnings per share — basic	$1.48	$0.84	$1.72

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$1.20	$0.79	$1.55
Discontinued operations	0.28	0.05	0.17

Earnings per share — diluted	$1.48	$0.84	$1.72

Dividends declared per common share	$1.80	$1.54	$2.54
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Dividends	Accumulated
	Common		Additional	in	Other
	Stock	Common	Paid-in	Excess of	Comprehensive	Treasury	Total
(dollars in thousands, except share data)	Shares	Stock	Capital	Net Income	Income (loss)	Stock	Equity
Balance January 1, 2008	21,676,586	$228	$654,141	$(105,729)	$(1,368)	$(27,175)	$520,097
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	285,308	3	10,654	—	—	—	10,657
Exercise of stock options	2,600	—	72	—	—	—	72
Issuance of non-vested stock	45,713	1	—	—	—	—	1
Earned portion of non-vested stock	—	—	1,444	—	—	—	1,444
Stock option expense	—	—	279	—	—	—	279
Deferred compensation outside directors	6,141	—	112	—	—	—	112
Carrying value less than redemption value on redeemed partnership units	—	—	(69)	—	—	—	(69)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	1,439	—	—	1,439
Net income attributable to common shareholders	—	—	—	37,399	—	—	37,399
Change in fair value of derivatives	—	—	—	—	(23,794)	—	(23,794)

Total comprehensive income	—	—	—	—	—	—	13,605
Dividends	—	—	—	(55,690)	—	—	(55,690)

Balance December 31, 2008	22,016,348	232	666,633	(122,581)	(25,162)	(27,175)	491,947

Net proceeds from the issuance of common stock	4,025,000	40	113,931	—	—	—	113,971
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	1,430,521	14	32,548	—	—	—	32,562
Exercise of stock options	3,770	—	62	—	—	—	62
Issuance of non-vested stock	59,590	1	—	—	—	—	1
Earned portion of non-vested stock	—	—	1,379	—	—	—	1,379
Stock option expense	—	—	321	—	—	—	321
Deferred compensation outside directors	11,798	—	114	—	—	—	114
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(156)	—	—	(156)
Net income attributable to common shareholders	—	—	—	19,916	—	—	19,916
Change in fair value of derivatives	—	—	—	—	13,897	—	13,897

Total comprehensive income	—	—	—	—	—	—	33,813
Dividends	—	—	—	(37,042)	—	—	(37,042)

Balance December 31, 2009	27,547,027	287	814,988	(139,863)	(11,265)	(27,175)	636,972

Exercise of stock options	25,650	—	603	—	—	—	603
Issuance of non-vested stock	78,152	1	616	—	—	—	617
Earned portion of non-vested stock	—	—	1,307	—	—	—	1,307
Stock option expense	—	—	354	—	—	—	354
Deferred compensation outside directors	—	—	239	—	—	—	239
Carrying value less than redemption value on redeemed partnership units	—	—	(1,121)	—	—	—	(1,121)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	620	—	—	620
Net income attributable to common shareholders	—	—	—	40,642	—	—	40,642
Change in fair value of derivatives	—	—	—	—	1,011	—	1,011

Total comprehensive income	—	—	—	—	—	—	41,653
Dividends	—	—	—	(49,663)	—	—	(49,663)

Balance December 31, 2010	27,650,829	$288	$816,986	$(148,264)	$(10,254)	$(27,175)	$631,581

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Operating Activities
Net income	$42,541	$21,654	$39,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,186	35,656	35,659
(Gain) loss on sale of storage facilities	(6,944)	1,636	(716)
Gain on sale of land	—	(1,127)	—
Casualty loss	—	390	—
Equity in income of joint ventures	(240)	(235)	(104)
Distributions from unconsolidated joint venture	494	686	345
Non-vested stock earned	1,307	1,379	1,444
Stock option expense	354	321	279
Changes in assets and liabilities:
Accounts receivable	(21)	509	(171)
Prepaid expenses	(72)	413	118
Accounts payable and other liabilities	2,257	(1,677)	619
Deferred revenue	(191)	(462)	(24)

Net cash provided by operating activities	73,671	59,143	77,132

Investing Activities
Acquisition of storage facilities	(34,717)	—	(18,547)
Improvements, equipment additions, and construction in progress	(21,516)	(22,261)	(45,709)
Net proceeds from the sale of storage facility	23,708	16,309	7,002
Net proceeds from the sale of land	—	1,140	—
Casualty insurance proceeds received	—	518	—
Investment in unconsolidated joint venture	—	(331)	(20,287)
Additional investment in consolidated joint ventures net of cash acquired	—	—	(6,106)
(Advances) reimbursement of advances to joint ventures	(80)	163	(336)
Reimbursement of property deposits	—	—	1,259
Receipts from related parties	—	14	13

Net cash used in investing activities	(32,605)	(4,448)	(82,711)

Financing Activities
Net proceeds from sale of common stock	842	146,710	10,842
Proceeds from line of credit	32,000	30,000	14,000
Repayment of line of credit and term note	(22,000)	(144,000)	(206,000)
Proceeds from term notes	—	—	250,000
Financing costs	—	—	(3,085)
Dividends paid — common stock	(49,663)	(51,133)	(55,256)
Distributions to noncontrolling interest holders	(2,030)	(2,006)	(2,633)
Redemption of operating partnership units	(2,894)	—	(114)
Mortgage principal and capital lease payments	(2,265)	(28,042)	(1,699)

Net cash (used in) provided by financing activities	(46,010)	(48,471)	6,055

Net (decrease) increase in cash	(4,944)	6,224	476
Cash at beginning of period	10,710	4,486	4,010

Cash at end of period	$5,766	$10,710	$4,486

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$30,698	$49,154	$37,970

Fair value of net liabilities assumed on the acquisition of storage facilities	3	—	107
Dividends declared but unpaid at December 31, 2010 and 2009 were $0 and at December 31, 2008 were $14,090.
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC. — DECEMBER 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
          Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2010, we had an ownership interest in and managed 377 self-storage properties in 24 states under the name Uncle Bob’s Self Storage ®. Among our 377 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Approximately 42% of the Company’s revenue is derived from stores in the states of Texas and Florida.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of December 31, 2010. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
          We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary), Locke Sovran I, LLC, and Locke Sovran II, LLC, which is a majority owned joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.
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
          In accordance with the guidance provided in ASC Topic 810, “Consolidation” we present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests — consolidated joint venture” in the consolidated balance sheets. The following table sets forth the activity in the noncontrolling interest — consolidated joint venture:

(Dollars in thousands)	2010	2009
Beginning balance noncontrolling interests — consolidated joint venture	$13,082	$13,082
Net income attributable to noncontrolling interests — consolidated joint venture	1,360	1,360
Distributions	(1,360)	(1,360)

Ending balance noncontrolling interests — consolidated joint venture	$13,082	$13,082

          Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2010 and 2009, there were 339,025 and 419,952 noncontrolling redeemable operating partnership Units outstanding, respectively. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2010 and 2009, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2010	2009
Beginning balance noncontrolling redeemable Operating Partnership Units	$15,005	$15,118
Redemption of Operating Partnership Units	(2,894)	—
Redemption value in excess of carrying value	1,121	—
Net income attributable to noncontrolling interests — consolidated joint venture	539	378
Distributions	(671)	(647)
Adjustment to redemption value	(620)	156

Ending balance noncontrolling redeemable Operating Partnership Units	$12,480	$15,005

          Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $2.4 million and $2.3 million, respectively, held in escrow for encumbered properties at December 31, 2010 and 2009.
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
          Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2010, 2009, and 2008, advertising costs were $2.3 million, $1.9 million, and $1.4 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.
          Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management fees from unconsolidated joint ventures.

          Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for required deferred maintenance on the properties. Acquisition-related transaction costs incurred after December 31, 2008 have been expensed as incurred. For the year ended December 31, 2010, $0.8 million of acquisition related costs are included in general and administrative expenses. No acquisitions were completed in 2009 and therefore there were no acquisition related costs expensed during 2009.
          Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2010, 2009, and 2008 was $0.1, $0.2 million and $0.4 million, respectively. Repair and maintenance costs are expensed as incurred.
          Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2010 and 2009, no assets had been determined to be impaired under this policy and, accordingly, this policy had no impact on the Company’s financial position or results of operations.
          Other Assets: Included in other assets are net loan acquisition costs, a note receivable, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $5.9 million at December 31, 2010, and 2009. Accumulated amortization on the loan acquisition costs was approximately $4.4 million and $3.4 million at December 31, 2010, and 2009, respectively. Loan acquisition costs are amortized over the terms of the related debt. The note receivable of $2.8 million represents a note from certain investors of Locke Sovran II, LLC. The note bears interest at LIBOR plus 2.4% and matures upon the dissolution of Locke Sovran II, LLC. There were no property deposits at December 31, 2010 or 2009.
          The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The fair value of in-place customer leases is determined using an income approach. Estimates of future income are derived from customers in existence at the date of acquisition based primarily on historical income derived from the leases with those customers and the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). At December 31, 2010, the gross carrying amount of in-place customer leases was $6.0 million and the accumulated amortization was $5.4 million
          Amortization expense, including amortization of in-place customer leases, was $1.0 million, $2.1 million and $2.5 million for the periods ended December 31, 2010, 2009 and 2008, respectively.
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
          The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries. In general, the

Company’s taxable REIT subsidiaries may perform additional services for tenants and generally may engage in certain real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.
          For the years ended December 31, 2010, 2009 and 2008, the Company recorded federal and state income tax expense of $1.1 million, $0.9 million and $0.7 million, respectively. At December 31, 2010 and 2009, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2010 and 2009, the Company had no interest or penalties related to uncertain tax provisions. On an aggregate basis, the Company’s reported amounts of net assets exceeds the tax basis by approximately $70 million and $73 million at December 31, 2010 and 2009, respectively.
          Comprehensive Income: Comprehensive income consists of net income and the change in value of derivatives used for hedging purposes and is reported in the consolidated statements of shareholders’ equity. Comprehensive income was $41.7 million, $33.8 million and $13.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.
          Derivative Financial Instruments: The Company accounts for derivatives in accordance with ASC Topic 815 “Derivatives and Hedging", which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using an income approach. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges of certain interest rate risks.
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
          Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation” (formerly, FASB Statement 123R). The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.
          The Company recorded compensation expense (included in general and administrative expense) of $354,000, $321,000 and $279,000 related to stock options and $1.3 million, $1.4 million and $1.4 million related to amortization of non-vested stock grants for the years ended December 31, 2010, 2009 and 2008, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2010 follows:

	Weighted Average	Range
Expected life (years)	4.50	4.50
Risk free interest rate	2.34%	2.04 - 2.59%
Expected volatility	41.45%	41.30% - 41.60%
Expected dividend yield	5.09%	5.04% - 5.13%
Fair value	$8.34	$8.29 - $8.46
          The weighted-average fair value of options granted during the years ended December 31, 2009 and 2008, were $2.73 and $4.79, respectively.
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

(Amounts in thousands,	Year Ended December 31,
except per share data)	2010	2009	2008
Numerator:
Net income from continuing operations attributable to common shareholders	$33,080	$18,843	$33,710

Denominator:
Denominator for basic earnings per share — weighted average shares	27,472	23,787	21,762
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	42	10	21

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	27,514	23,797	21,783

Basic Earnings per Common Share from continuing operations attributable to common shareholders	$1.20	$0.79	$1.55
Basic Earnings per Common Share attributable to common shareholders	$1.48	$0.84	$1.72

Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$1.20	$0.79	$1.55
Diluted Earnings per Common Share attributable to common shareholders	$1.48	$0.84	$1.72
          Not included in the effect of dilutive securities above are 320,318 stock options and 159,763 unvested restricted shares for the year ended December 31, 2010; 333,072 stock options and 125,871 unvested restricted shares for the year ended December 31, 2009; and 262,247 stock options and 124,161 unvested restricted shares for the year ended December 31, 2008, because their effect would be antidilutive.
4. INVESTMENT IN STORAGE FACILITIES
          The following summarizes activity in storage facilities during the years ended December 31, 2010 and December 31, 2009.

(Dollars in thousands)	2010	2009
Cost:
Beginning balance	$1,364,454	$1,343,669
Acquisition of storage facilities	34,155	—
Improvements and equipment additions	23,311	26,073
Decrease in construction in progress	(1,788)	(4,121)
Dispositions	(176)	(1,167)

Ending balance	$1,419,956	$1,364,454

Accumulated Depreciation:
Beginning balance	$238,971	$206,739
Additions during the year	32,939	32,451
Dispositions	(113)	(219)

Ending balance	$271,797	$238,971

          The Company allocates purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Land and building values are determined at replacement cost. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values. During 2010, the Company acquired seven storage facilities for $34.7 million. Substantially all of the purchase price for these facilities was allocated to land ($5.4 million), building ($28.2 million), equipment ($0.5 million) and in-place customer leases ($0.6 million) and the operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates. The Company did not acquire any storage facilities in 2009.
5. DISCONTINUED OPERATIONS
          During 2010, the Company sold ten non-strategic storage facilities in Georgia, Michigan, North Carolina and Virginia for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. During 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. In April 2008, the Company sold one non-strategic storage facility located in Michigan for net cash proceeds of $7.0 million resulting in a gain of $0.7 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. The amounts in the 2009 and 2008 financial statements related to the operations and the net assets of this property have been reclassified and are presented as discontinued operations and net assets from discontinued operations, respectively. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2010, 2009 and 2008. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Total revenue	$1,404	$6,158	$6,950
Property operations and maintenance expense.	(487)	(1,872)	(2,211)
Real estate tax expense	(82)	(494)	(552)
Depreciation and amortization expense	(217)	(1,083)	(1,214)
Net realized gain (loss) on sale of property	6,944	(1,636)	716

Total income from discontinued operations	$7,562	$1,073	$3,689

6. UNSECURED LINE OF CREDIT AND TERM NOTES
          On June 25, 2008, the Company entered into agreements relating to unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus 1.625% (based on the Company’s December 31, 2010 credit rating). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million revolving line of credit maturing June 2011 bearing interest at a variable rate equal to LIBOR plus 1.375% (based on the Company’s credit rating at December 31, 2010), and requires a 0.25% facility fee. The interest rate at December 31, 2010 on the Company’s available line of credit was approximately 1.64% (1.61% at December 31, 2009). At December 31, 2010, there was $115 million available on the unsecured line of credit. The maturity date of the revolving line of credit can be extended to June 2012 at the Company’s election for a fee of 25 basis points.
          The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at December 31, 2010).

          The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2010, the Company was in compliance with its debt covenants.
          We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2010 the entire $115 million available on the line of credit could be drawn without violating our debt covenants.
7. MORTGAGES PAYABLE AND OTHER DEBT DISCLOSURES
          Mortgages payable at December 31, 2010 and December 31, 2009 consist of the following:

	December 31,	December 31,
(dollars in thousands)	2010	2009
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $42.0 million, principal and interest paid monthly	$27,817	$28,447
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $80.1 million, principal and interest paid monthly	40,264	41,475
7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%	3,220	3,369
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly	952	977
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.7 million, principal and interest paid monthly	1,044	1,072
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%	5,657	5,879

Total mortgages payable	$78,954	$81,219

          The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages approximates the actual principal balance of the mortgages payable. An immaterial premium exists at December 31, 2010, which will be amortized over the remaining term of the mortgages based on the effective interest method.
          The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2010. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Value
Line of credit — variable rate LIBOR + 1.375 (1.64% at December 31, 2010)	$10,000	—	—	—	—	—	$10,000	$10,000

Notes Payable:
Term note — variable rate LIBOR+1.625% (1.89% at December 31, 2010)	—	$150,000	—	—	—	—	$150,000	$150,000
Term note — variable rate LIBOR+1.50% (2.00% at December 31, 2010)	—	—	$20,000	—	—	—	$20,000	$20,000
Term note — fixed rate 6.26%	—	—	$80,000	—	—	—	$80,000	$79,914
Term note — fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$145,152

Mortgage note — fixed rate 7.80%	$27,817	—	—	—	—	—	$27,817	$28,561
Mortgage note — fixed rate 7.19%	$1,301	$38,963	—	—	—	—	$40,264	$41,612
Mortgage note — fixed rate 7.25%	$3,220	—	—	—	—	—	$3,220	$3,255
Mortgage note — fixed rate 6.76%	$27	$29	$896	—	—	—	$952	$993
Mortgage note — fixed rate 6.35%	$30	$31	$34	$949	—	—	$1,044	$1,084
Mortgage notes — fixed rate 7.50%	$5,657	—	—	—	—	—	$5,657	$5,746

Interest rate derivatives — liability	—	—	—	—	—	—	—	$10,528
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
          The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2010, 2009, and 2008.
          The Company has three interest rate swap agreements in effect at December 31, 2010 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
          The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815, held by the Company. During 2010, 2009, and 2008, the net reclassification from AOCI to interest expense was $6.9 million, $9.7 million and $2.6 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $7.0 million in 2011. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $10.5 million and $11.5 million at December 31, 2010, and 2009 respectively.

	Jan. 1, 2010	Jan. 1, 2009	Jan. 1, 2008
	to	to	to
(dollars in thousands)	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(6,900)	$(9,687)	$(2,601)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense	6,900	9,687	2,601
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	(5,889)	4,210	(26,395)

Gain (loss) included in other comprehensive income (loss)	$1,011	$13,897	$(23,794)

          In October 2009, the Company prepaid $100 million in variable rate term notes. In October 2009, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in 2009 include $8.4 million in costs to terminate the interest rate swaps. The cost approximated the fair market values of the swaps at the date of termination. No interest rate swap termination occurred in 2010.
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

          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(10,528)	—	(10,528)	—
          Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
          During 2010 assets measured at fair value on a non-recurring basis included the assets acquired in connection with the acquisition of seven storage facilities discussed in Note 4. To determine the fair value of land the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a level 2 input. To determine the fair value of buildings and equipment, the Company used current replacement cost based on internal data derived from recent construction projects or equipment purchases, which are considered level 3 inputs. To determine the fair value of in-place customer leases, the Company used an income approach based on estimates of future income derived from customers in existence at the date of acquisition using historical income derived from the leases with those customers, which are level 3 inputs.
10. STOCK OPTIONS AND NON-VESTED STOCK
          The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. The options vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2010, options for 346,313 shares were outstanding under the Plans and options for 914,922 shares of common stock were available for future issuance.
          The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the Non-employee Plan) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2010, 2,244 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2010, options for 41,005 common shares and non-vested shares of 14,405 were outstanding under the Non-employee Plans and options for 126,800 shares of common stock were available for future issuance.

          A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding at beginning of year:	397,468	$40.78	360,688	$43.06	168,125	$42.54

Granted	20,000	35.49	51,500	23.99	201,163	43.12
Exercised	(25,650)	23.18	(4,225)	21.46	(2,600)	27.78
Forfeited	(4,500)	36.86	(10,495)	44.53	(6,000)	36.86

Outstanding at end of year	387,318	$41.72	397,468	$40.78	360,688	$43.06

Exercisable at end of year	197,447	$42.89	159,701	$40.71	118,025	$38.84
          A summary of the Company’s stock options outstanding at December 31, 2010 follows:

	Outstanding		Exercisable
		Weighted		Weighted
		average		average
		exercise		exercise
Exercise Price Range	Options	price	Options	price
$20.375 — 29.99	50,000	$22.71	23,000	$22.71
$30.00 — 39.99	49,650	$35.02	30,150	$34.99
$40.00 — 57.79	287,668	$46.18	144,297	$47.76

Total	387,318	$41.72	197,447	$42.89

Intrinsic value of outstanding stock options at December 31, 2010				$809,520
Intrinsic value of exercisable stock options at December 31, 2010				$394,785
          The intrinsic value of stock options exercised during the years ended December 31, 2010, 2009, and 2008, were $382,576, $50,188, and $37,691 respectively.
          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2010, or the price on the date of exercise for those exercised during the year. As of December 31, 2010, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 3.7 years. The weighted average remaining contractual life of all options is 6.8 years, and for exercisable options is 6.0 years.
Non-vested Stock
          The Company has also issued 426,884 shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2010, the fair market value of the non-vested stock on the date of grant ranged from $31.54 to $39.50. During 2010, 78,152 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $2.9 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.
          A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Non-	average	Non-	average	Non-	average
	vested	grant date	vested	grant date	vested	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Unvested at beginning of year:	154,593	$39.79	130,807	$44.79	115,896	$45.54

Granted	78,152	37.03	59,590	29.70	45,713	41.50
Vested	(39,969)	36.55	(35,349)	41.25	(30,802)	42.71
Forfeited	—	—	(455)	43.95	—	—

Unvested at end of year	192,776	$39.34	154,593	$39.79	130,807	$44.79
          Compensation expense of $1.3 million, $1.4 million and $1.4 million was recognized for the vested portion of non-vested stock grants in 2010, 2009 and 2008, respectively. The fair value of non-vested stock that vested during 2010, 2009 and 2008 was $1.5 million, $1.5 million and $1.3 million, respectively. The total unrecognized compensation cost related to non-vested stock was $6.2 million at December 31, 2010, and the remaining weighted-average period over which this expense will be recognized was 5.8 years.
11. RETIREMENT PLAN
          Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 10% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $70,000, $114,000, and $284,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
12. INVESTMENT IN JOINT VENTURES
          The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at December 31, 2010 was $19.7 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of December 31, 2010, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
          As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.3 million, $1.2 million, and $0.5 million for 2010, 2009 and 2008, respectively. The Company also received an acquisition fee of 0.5% or $0.7 million of purchase price for securing purchases for the joint venture in 2008. The Company’s share of Sovran HHF’s income for 2010, 2009 and 2008 was $0.3 million, $0.2 million and $0.1 million, respectively. At December 31, 2010, Sovran HHF owed the Company $0.3 million for payments made by the Company on behalf of the joint venture.
          The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $49. The carrying value of the Company’s investment is a liability of $0.6 million at December 31, 2010 and $0.5 million at December 31, 2009 and 2008, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, the Company’s share of Iskalo Office Holdings, LLC’s (loss) income was ($79,000), $7,000, and ($6,000), respectively. The Company paid rent to Iskalo Office Holdings, LLC of $644,000, $608,000 and $600,000 in 2010, 2009, and 2008, respectively. Future minimum lease payments under the lease are $0.6 million per year through 2015.
          A summary of the unconsolidated joint venture’s financial statements as of and for the year ended December 31, 2010 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$165,540	$—
Investment in office building	—	5,260
Other assets	3,808	554

Total Assets	$169,348	$5,814

Due to the Company	$252	$—
Mortgages payable	76,952	6,898
Other liabilities	2,175	331

Total Liabilities	79,379	7,229

Unaffiliated partners’ equity (deficiency)	71,975	(798)
Company equity (deficiency)	17,994	(617)

Total Liabilities and Partners’ Equity (deficiency)	$169,348	$5,814

Income Statement Data:
Total revenues	$17,938	$978
Depreciation	3,622	210
Other expenses	12,918	930

Net income (loss)	$1,398	$(162)

          The Company does not guarantee the debt of Sovran HHF or Iskalo Office Holdings, LLC.
13. SHAREHOLDERS’ EQUITY
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
14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following is a summary of quarterly results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands, except per share data).

	2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$47,284	$47,309	$48,623	$48,856
Income from continuing operations (a)	$8,012	$8,618	$9,374	$8,975
Income (loss) from discontinued operations (a)	$(124)	$7,686	$—	$—
Net Income	$7,888	$16,304	$9,374	$8,975
Net income attributable to common shareholders	$7,427	$15,761	$8,923	$8,531
Net Income Per Share Attributable to Common Shareholders
Basic	$0.27	$0.57	$0.32	$0.31
Diluted	$0.27	$0.57	$0.32	$0.31

	2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31 (b)
Operating revenue	$47,882	$47,126	$48,513	$47,519
Income (loss) from continuing operations (a)	$7,442	$5,977	$8,198	$(1,036)
(Loss) income from discontinued operations (a)	$678	$765	$(228)	$(142)
Net Income(Loss)	$8,120	$6,742	$7,970	$(1,178)
Net income (loss) attributable to common shareholders	$7,635	$6,286	$7,496	$(1,501)
Net Income (Loss) Per Share Attributable to Common Shareholders
Basic	$0.35	$0.28	$0.32	$(0.06)
Diluted	$0.35	$0.28	$0.32	$(0.06)

(a)	Data as presented in this table differ from the amounts as presented in the Company’s quarterly reports due to the impact of discontinued operations accounting with respect to the ten properties sold in 2010 and the five properties sold in 2009 as described in Note 5.

(b)	As discussed in Note 8, in the fourth quarter of 2009 the Company recorded $8.4 million in interest expense related to the termination of two interest rate swap agreements.
15. COMMITMENTS AND CONTINGENCIES
          The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

16. SUBSEQUENT EVENTS
          On January 3, 2011, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on January 26, 2011 to shareholders of record on January 13, 2011. The total dividend paid amounted to $12.4 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2010. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2010.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by COSO.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Robert J. Attea	/S/ David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Sovran Self Storage, Inc.
     We have audited Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Sovran Self Storage, Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Buffalo, New York
February 25, 2011

Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The information contained in our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2010 (“2011 Proxy Statement”) , with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item
     The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.
Item 11. Executive Compensation
     The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the in the 2011 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2011 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2011 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information required herein is incorporated by reference to “Appointment of Independent Auditor” in the 2011 Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2010 and 2009.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2010, 2009, and 2008.

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for Years Ended December 31, 2010, 2009, and 2008.

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2010, 2009, and 2008.

(v)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2010 is included in this Annual Report on Form 10-K. Schedule III Real Estate and Accumulated Depreciation.
          All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.
3.	Exhibits
          The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-A filed December 3, 1996.)

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock. (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.4	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Annual Report on Form 10-K filed February 25, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K filed February 25, 2010).

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed February 25, 2010).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.6+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.7+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.8+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.9+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.10+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 10, 2008).

10.11	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006).

10.12	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

10.13	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.14	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed February 25, 2010).

10.15	Third Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Manufacturers and Traders Trust Company and other lenders named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 27, 2008).

10.16	Cornerstone Acquisition Agreement and Amendments to Certain Loan Agreements (incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34 to Registrant’s Current Report on Form 8-K filed June 26, 2006).

10.17	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 to Registrant’s Current Report on Form 8-K filed May 1, 2006).

10.18	Promissory Note between Locke Sovran I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K, filed March 1, 2007).

10.19	Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 25, 2009).

10.20+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant’s Proxy Statement filed April 9, 2009).

10.21+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2010).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL, as follows:
(i)	Consolidated Balance Sheets at December 31, 2010 and 2009;

(ii)	Consolidated Statements of Operations for years ended December 31, 2010, 2009, and 2008;

(iii)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for Years Ended December 31, 2010, 2009, and 2008;

(iv)	Consolidated Statements of Cash Flows for Years Ended December 31, 2010, 2009, and 2008; and

(v)	Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

#	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN SELF STORAGE, INC.
February 25, 2011	By:	/s/ David L. Rogers
David L. Rogers,
Chief Financial Officer, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	February 25, 2011

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ John Burns John Burns	Director	February 25, 2011

/s/ James R. Boldt James R. Boldt	Director	February 25, 2011

/s/ Anthony P. Gammie Anthony P. Gammie	Director	February 25, 2011

/s/ Charles E. Lannon Charles E. Lannon	Director	February 25, 2011

Sovran Self Storage, Inc.
Schedule III
Combined Real Estate and Accumulated Depreciation
(in thousands)
December 31, 2010

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Boston-Metro I	MA		$363	$1,679	$592	$363	$2,271	$2,634	$851	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	426	680	2,042	2,722	825	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	711	344	1,980	2,324	693	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	2,111	416	3,627	4,043	990	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	1,550	397	2,974	3,371	782	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	1,135	747	1,798	2,545	673	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	2,051	771	4,784	5,555	1,728	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,368	239	2,478	2,717	785	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	845	701	2,504	3,205	915	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	968	198	1,708	1,906	617	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	887	779	2,004	2,783	871	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	2,085	483	3,837	4,320	1,136	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	900	224	1,708	1,932	620	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,705	497	3,162	3,659	1,216	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	501	395	1,905	2,300	742	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	471	164	1,231	1,395	507	1979	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	1,048	687	1,241	1,928	492	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	520	268	1,768	2,036	715	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	454	234	1,297	1,531	508	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	4,486	1,445	5,188	6,633	1,353	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	2,931	444	4,544	4,988	951	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	877	649	3,206	3,855	1,223	1985	6/26/1995	5 to 40 years
New Haven	CT		387	1,402	1,045	387	2,447	2,834	806	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	764	844	2,785	3,629	1,065	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	416	303	1,518	1,821	629	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,687	517	2,230	2,747	670	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	705	321	1,855	2,176	674	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	680	374	1,998	2,372	789	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	1,089	189	1,808	1,997	621	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	518	488	1,706	2,194	707	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	1,952	602	3,359	3,961	948	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	599	513	2,529	3,042	1,010	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	463	194	1,375	1,569	532	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	913	1,503	4,532	6,035	1,494	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	313	398	1,348	1,746	605	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	409	424	1,423	1,847	607	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	1,007	483	2,173	2,656	688	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	566	308	1,682	1,990	732	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	623	174	1,405	1,579	560	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	657	413	1,656	2,069	734	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,387	306	1,790	2,096	516	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	2,829	479	4,571	5,050	1,122	1988	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,650	883	3,754	4,637	1,357	1986	6/26/1995	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Newport News	VA		316	1,471	847	316	2,318	2,634	895	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	1,189	651	4,132	4,783	1,696	1983	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	1,203	715	2,898	3,613	967	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,597	619	3,400	4,019	928	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,380	1,376	5,599	6,975	1,801	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	449	244	1,350	1,594	629	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,142	1,591	2,451	4,042	1,070	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,975	612	2,458	3,070	709	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,830	256	3,074	3,330	936	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	954	313	2,416	2,729	911	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	403	278	1,407	1,685	585	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	1,597	385	2,934	3,319	874	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	708	730	2,433	3,163	975	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	641	863	2,682	3,545	1,102	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	488	326	2,003	2,329	814	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	2,784	369	4,142	4,511	1,144	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	2,677	720	3,329	4,049	637	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	557	226	1,603	1,829	665	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	1,021	1,088	3,618	4,706	1,466	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	845	526	2,803	3,329	1,113	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	661	672	3,100	3,772	1,198	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	2,270	796	3,397	4,193	909	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	650	209	1,614	1,823	686	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	844	443	2,446	2,889	928	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	1,051	1,162	3,805	4,967	1,486	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	787	424	2,293	2,717	974	1970	1/16/1996	5 to 40 years
Harrisburg I	PA		360	1,641	625	360	2,266	2,626	895	1983	12/29/1995	5 to 40 years
Harrisburg II	PA	(1)	627	2,224	1,023	692	3,182	3,874	1,109	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,322	472	3,032	3,504	1,013	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	315	206	1,226	1,432	616	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	544	413	2,246	2,659	1,010	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	1,269	442	2,861	3,303	820	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	692	353	1,991	2,344	687	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	682	232	1,545	1,777	575	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	661	766	2,461	3,227	913	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	335	442	2,102	2,544	789	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	1,095	408	2,757	3,165	960	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	341	328	1,665	1,993	646	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,129	436	2,888	3,324	1,020	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	549	289	1,710	1,999	627	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,395	671	3,764	4,435	1,125	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	1,023	433	1,883	2,316	623	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	367	345	1,629	1,974	620	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	492	383	1,222	1,605	446	1986	5/29/1996	5 to 40 years
Lakeland II	FL		359	1,287	1,143	359	2,430	2,789	882	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,287	297	3,158	3,455	983	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	308	310	1,596	1,906	611	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	801	688	2,658	3,346	383	1988	7/23/1996	5 to 40 years
Dayton	OH		667	2,379	448	683	2,811	3,494	435	1988	7/23/1996	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Baltimore III	MD		777	2,770	468	777	3,238	4,015	1,183	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	1,048	568	3,076	3,644	1,135	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	532	436	2,167	2,603	851	1985	8/26/1996	5 to 40 years
Jacksonville V	FL		535	2,033	388	538	2,418	2,956	975	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	439	487	2,193	2,680	735	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	358	315	1,489	1,804	531	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	1,019	314	2,132	2,446	761	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	2,393	707	4,886	5,593	1,166	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	2,109	693	4,158	4,851	1,057	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,870	751	4,546	5,297	1,429	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,427	725	4,013	4,738	1,320	1978	1/10/1997	5 to 40 years
Cleveland V	OH	(1)	637	2,918	1,864	701	4,718	5,419	1,715	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	920	495	2,701	3,196	956	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	1,371	761	4,085	4,846	1,393	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,697	418	3,618	4,036	1,216	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	1,409	606	3,573	4,179	1,015	1982	1/10/1997	5 to 40 years
Grand Rapids l	MI		455	1,631	1,039	624	2,501	3,125	376	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	938	219	1,728	1,947	592	1983	1/17/1997	5 to 40 years
Kalamazoo	MI		516	1,845	1,811	694	3,478	4,172	480	1978	1/17/1997	5 to 40 years
Lansing	MI		327	1,332	1,686	542	2,803	3,345	377	1987	1/17/1997	5 to 40 years
San Antonio lll	TX	(1)	474	1,686	464	504	2,120	2,624	705	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	482	346	1,718	2,064	573	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,722	432	3,282	3,714	1,033	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,308	634	3,873	4,507	1,249	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	394	566	2,673	3,239	911	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	582	293	1,939	2,232	625	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,306	335	2,648	2,983	828	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	999	328	2,314	2,642	804	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	348	152	1,061	1,213	411	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	583	245	1,703	1,948	529	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	3,386	260	4,429	4,689	702	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	802	616	1,635	2,251	554	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	701	491	2,457	2,948	906	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	445	296	1,641	1,937	578	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	550	921	3,832	4,753	1,378	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	2,170	304	3,381	3,685	843	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,600	960	5,447	6,407	1,802	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,361	943	5,247	6,190	1,779	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX	(1)	570	2,285	827	611	3,071	3,682	1,068	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	590	370	2,076	2,446	777	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	583	515	2,657	3,172	947	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	520	1,033	4,273	5,306	1,542	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA	(1)	769	2,788	490	825	3,222	4,047	1,119	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	346	735	3,775	4,510	1,341	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	439	268	1,536	1,804	509	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,588	89	1,964	2,053	527	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA	(1)	396	1,831	976	421	2,782	3,203	882	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	372	282	1,675	1,957	605	1985	11/21/1997	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Harrisburg-Peiffers	PA		635	2,550	548	637	3,096	3,733	1,047	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	343	542	2,553	3,095	859	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	939	620	3,471	4,091	1,112	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	286	540	2,497	3,037	870	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	786	864	4,780	5,644	1,596	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	768	1,243	5,787	7,030	1,914	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	769	709	4,004	4,713	1,449	1985	2/4/1998	5 to 40 years
Northbridge	MA		441	1,788	1,020	694	2,555	3,249	334	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	497	843	3,891	4,734	1,341	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	618	397	2,452	2,849	808	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	525	488	2,271	2,759	755	1990/96	2/18/1998	5 to 40 years
Titusville	FL		492	1,990	990	688	2,784	3,472	382	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	1,271	733	4,212	4,945	1,392	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	535	384	1,906	2,290	676	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,129	414	3,209	3,623	743	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	591	349	1,841	2,190	629	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,036	544	2,978	3,522	1,011	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	1,274	702	4,095	4,797	1,274	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	751	775	3,854	4,629	1,251	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	779	940	4,542	5,482	1,472	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	469	742	3,446	4,188	1,096	1980	4/7/1998	5 to 40 years
Warren-Elm	OH	(1)	522	1,864	1,253	569	3,070	3,639	913	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,841	633	3,549	4,182	894	1986	4/22/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	1,816	662	4,470	5,132	761	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	144	744	3,165	3,909	1,047	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	3,288	419	4,812	5,231	831	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	490	1,208	5,344	6,552	1,698	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	499	944	4,302	5,246	1,389	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	367	903	4,010	4,913	1,298	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	963	1,503	7,022	8,525	2,238	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	122	489	1,935	2,424	694	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	2,249	740	3,746	4,486	926	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX	(1)	659	2,680	381	698	3,022	3,720	887	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	141	635	2,443	3,078	792	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	320	548	2,308	2,856	727	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	438	840	3,811	4,651	1,254	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	2,023	324	3,516	3,840	774	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,434	510	4,411	4,921	811	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	477	481	2,431	2,912	780	1996	6/30/1998	5 to 40 years
Euless	TX		550	1,998	684	550	2,682	3,232	783	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	1,440	670	3,847	4,517	1,011	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	963	390	2,533	2,923	696	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	517	460	2,159	2,619	773	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	1,613	507	3,671	4,178	848	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	845	447	2,621	3,068	804	1986/94	2/2/1999	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Lafayette-Pinhook 1	LA		556	1,951	985	556	2,936	3,492	1,070	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	288	708	3,148	3,856	983	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	669	314	1,764	2,078	693	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,523	188	2,175	2,363	700	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	796	963	4,692	5,655	1,349	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	1,123	772	3,602	4,374	961	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	560	565	3,156	3,721	949	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	2,446	733	3,352	4,085	579	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	614	339	1,960	2,299	553	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	933	291	1,959	2,250	480	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	355	354	1,760	2,114	581	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	894	453	2,504	2,957	755	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	996	872	4,472	5,344	1,326	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	708	849	4,109	4,958	1,218	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,790	410	3,416	3,826	835	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	814	667	3,187	3,854	952	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	403	335	1,924	2,259	593	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,177	276	2,489	2,765	592	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	841	633	3,414	4,047	862	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	349	633	2,966	3,599	856	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	501	384	1,923	2,307	525	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,238	254	2,297	2,551	476	1998	11/15/2000	5 to 40 years
Brewster	NY		1,716	6,920	960	1,981	7,615	9,596	1,020	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	521	966	3,369	4,335	511	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX		733	3,392	627	841	3,911	4,752	552	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL		787	3,249	418	902	3,552	4,454	543	1997	3/13/2001	5 to 40 years
Dracut	MA	(1)	1,035	3,737	629	1,104	4,297	5,401	1,011	1986	12/1/2001	5 to 40 years
Methuen	MA	(1)	1,024	3,649	605	1,091	4,187	5,278	976	1984	12/1/2001	5 to 40 years
Columbia 5	SC	(1)	883	3,139	1,220	942	4,300	5,242	927	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC	(1)	552	1,970	937	589	2,870	3,459	662	1984	12/1/2001	5 to 40 years
Kingsland	GA	(1)	470	1,902	2,972	666	4,678	5,344	764	1989	12/1/2001	5 to 40 years
Saco	ME	(1)	534	1,914	280	570	2,158	2,728	516	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	2,305	1,004	6,889	7,893	1,220	1996	12/19/2001	5 to 40 years
Sandwich	MA	(1)	670	3,060	422	714	3,438	4,152	805	1984	12/19/2001	5 to 40 years
Syracuse	NY	(1)	294	1,203	415	327	1,585	1,912	405	1987	2/5/2002	5 to 40 years
Houston-Westward	TX	(1)	853	3,434	876	912	4,251	5,163	995	1976	2/13/2002	5 to 40 years
Houston-Boone	TX	(1)	250	1,020	507	268	1,509	1,777	364	1983	2/13/2002	5 to 40 years
Houston-Cook	TX	(1)	285	1,160	338	306	1,477	1,783	368	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX	(1)	449	1,816	699	480	2,484	2,964	572	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX	(1)	545	2,200	980	583	3,142	3,725	728	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX	(1)	517	2,090	1,310	553	3,364	3,917	699	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX	(1)	299	1,216	1,074	320	2,269	2,589	494	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX	(1)	463	1,873	703	496	2,543	3,039	551	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX	(1)	734	2,956	694	784	3,600	4,384	794	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX	(1)	394	1,595	315	421	1,883	2,304	452	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX	(1)	381	1,545	976	408	2,494	2,902	514	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	401	919	4,097	5,016	875	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	267	612	2,735	3,347	590	1999	6/19/2002	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

League City-E.Main	TX		689	3,159	269	689	3,428	4,117	752	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	2,088	1,119	5,072	6,191	871	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	147	817	3,433	4,250	767	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	189	407	1,839	2,246	411	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	267	817	3,554	4,371	769	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	647	2,207	9,513	11,720	1,978	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	494	1,131	5,058	6,189	1,022	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	359	635	3,277	3,912	652	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	365	1,252	6,108	7,360	1,237	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	49	1,039	4,250	5,289	803	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	305	827	4,081	4,908	750	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	331	2,713	11,344	14,057	2,055	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,776	773	4,946	5,719	781	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	124	1,195	5,001	6,196	868	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	266	1,103	4,816	5,919	849	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,689	1,061	7,116	8,177	1,015	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	856	388	2,496	2,884	366	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	97	1,720	7,083	8,803	1,205	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,466	1,566	7,811	9,377	950	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,185	1,365	6,754	8,119	1,137	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	679	2,051	6,532	8,583	1,076	2000	8/5/2004	5 to 40 years
Cicero	NY		527	2,121	691	527	2,812	3,339	445	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	63	1,131	4,672	5,803	717	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	144	612	2,645	3,257	414	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	210	1,612	6,795	8,407	1,044	2002	4/14/2005	5 to 40 years
Houston-Jones	TX	3,220	1,214	4,949	89	1,215	5,037	6,252	736	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	164	1,906	7,890	9,796	1,165	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	1,613	470	3,515	3,985	387	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	182	537	2,365	2,902	363	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	221	556	2,486	3,042	359	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	177	754	3,242	3,996	483	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	1,367	484	3,344	3,828	395	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	455	811	3,852	4,663	555	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	976	719	3,903	4,622	397	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	1,109	721	4,103	4,824	523	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	125	867	3,624	4,491	475	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	464	982	2,642	3,624	344	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	93	596	2,504	3,100	334	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	129	937	3,908	4,845	494	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,034	707	4,967	5,674	580	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	952	411	1,621	167	411	1,788	2,199	264	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,831	91	463	1,922	2,385	246	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,406	1,251	601	3,657	4,258	413	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,044	542	1,319	2,123	542	3,442	3,984	320	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	105	832	3,373	4,205	412	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	507	617	2,929	3,546	337	1989	6/29/2006	5 to 40 years
Largo 2	FL		1,270	5,037	173	1,270	5,210	6,480	632	1998	6/22/2006	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Pinellas Park	FL		929	3,676	136	929	3,812	4,741	446	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL		696	2,739	120	696	2,859	3,555	342	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	98	1,220	4,903	6,123	579	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	232	1,113	4,591	5,704	537	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	120	766	3,160	3,926	366	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	170	828	3,460	4,288	410	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	568	734	3,435	4,169	433	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	198	899	3,794	4,693	452	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	274	890	3,826	4,716	440	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	105	697	2,816	3,513	333	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX	1,877	1,256	4,946	199	1,256	5,145	6,401	599	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,434	87	605	2,521	3,126	294	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,428	145	607	2,573	3,180	300	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,276	62	1,073	4,338	5,411	512	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX	1,685	549	2,180	105	549	2,285	2,834	272	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX		644	2,542	65	644	2,607	3,251	308	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	92	963	3,928	4,891	462	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	136	773	3,196	3,969	380	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX	2,095	1,175	4,624	122	1,175	4,746	5,921	549	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	67	619	2,538	3,157	295	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,784	1,923	699	4,707	5,406	443	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	561	1,158	5,200	6,358	579	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	218	590	2,579	3,169	282	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	160	694	2,918	3,612	314	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	125	736	3,030	3,766	346	2002/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	137	975	3,991	4,966	438	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	113	0	3,793	3,793	426	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	63	439	1,808	2,247	205	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	1,935	813	5,148	5,961	469	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	503	532	2,622	3,154	247	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	558	437	2,352	2,789	198	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	258	638	2,789	3,427	303	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	113	348	1,457	1,805	148	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls Blvd	NY		323	1,331	75	323	1,406	1,729	145	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	532	316	2,716	3,032	224	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	163	961	3,990	4,951	386	1999	3/30/2007	5 to 40 years
Lockport-Transit Rd	NY		375	1,498	258	375	1,756	2,131	199	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	77	1,003	4,079	5,082	396	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	256	1,100	4,642	5,742	486	1994	1/11/2007	5 to 40 years
Port Arthur-9595 Hwy69	TX		929	3,647	161	930	3,807	4,737	381	2002/04	3/8/2007	5 to 40 years
Beaumont-Dowlen Rd	TX		1,537	6,018	240	1,537	6,258	7,795	625	2003/06	3/8/2007	5 to 40 years

					Cost Capitalized							Life on
					Subsequent to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Improvements	Improvements	Land	Improvements	Total	Deprec.	Construction	Acquired	is computed

Huntsville-Memorial Pkwy	AL		1,607	6,338	246	1,607	6,584	8,191	611	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	164	1,017	4,176	5,193	404	1993/07	6/1/2007	5 to 40 years
Gulfport-Ocean Springs	MS		1,423	5,624	70	1,423	5,694	7,117	520	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	100	1,206	4,875	6,081	453	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	132	1,216	4,951	6,167	478	2000/07	6/1/2007	5 to 40 years
Gulfport-Hwy 49	MS		1,345	5,325	54	1,345	5,379	6,724	493	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	105	1,164	4,729	5,893	438	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	119	1,347	5,592	6,939	533	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	102	1,029	4,282	5,311	433	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	96	686	2,828	3,514	277	2003	6/1/2007	5 to 40 years
Gulfport-Biloxi	MS		1,811	7,152	76	1,811	7,228	9,039	657	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	33	732	3,048	3,780	302	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	46	1,076	4,378	5,454	409	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	34	885	3,620	4,505	338	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	188	676	2,873	3,549	271	2003/06	5/21/2007	5 to 40 years
Beaumont-S.Major	TX		742	3,024	124	742	3,148	3,890	268	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	102	444	1,901	2,345	152	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	52	384	1,600	1,984	126	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	40	437	1,797	2,234	142	2000	12/19/2007	5 to 40 years
Ridgeland	MS		1,479	5,965	370	1,479	6,335	7,814	466	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	116	1,337	5,493	6,830	412	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	140	852	3,549	4,401	184	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	0	1,047	5,981	7,028	183	2009	10/1/2009	5 to 40 years
Raleigh-Atlantic	NC		846	4,095	0	846	4,095	4,941	0	1998/00	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	0	961	3,702	4,663	0	2008	12/29/2010	5 to 40 years
Raleigh-Davis Circle	NC		574	3,975	0	574	3,975	4,549	0	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	0	513	5,317	5,830	0	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	0	1,129	4,767	5,896	0	2009	12/29/2010	5 to 40 years
Raleigh-Dillard	NC		381	3,575	0	381	3,575	3,956	0	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	0	965	3,355	4,320	0	2007	12/29/2010	5 to 40 years
Construction in Progress			0	0	8,058	0	8,058	8,058	0	2010
Corporate Office	NY		0	68	11,308	1,623	9,753	11,376	8,379	2000	5/1/2000	5 to 40 years

			$227,497	$891,987	$300,472	$240,651	$1,179,305	$1,419,956	$271,797

(1)	These properties are encumbered through one mortgage loan with an outstanding balance of $40.3 million at December 31, 2010.

(2)	These properties are encumbered through one mortgage loan with an outstanding balance of $27.8 million at December 31, 2010.

	December 31, 2010		December 31, 2009		December 31, 2008
Cost:
Balance at beginning of period		$1,364,454		$1,343,669		$1,278,528
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	34,155		—		18,454
Improvements, etc.	21,523		21,952		46,880

		55,678		21,952		65,334
Deductions during period:
Cost of real estate sold	(176)	(176)	(1,167)	(1,167)	(193)	(193)

Balance at close of period		$1,419,956		$1,364,454		$1,343,669

Accumulated Depreciation:
Balance at beginning of period		$238,971		$206,739		$174,942
Additions during period:
Depreciation expense	$32,939		$32,451		$31,932

		32,939		32,451		31,932
Deductions during period:
Accumulated depreciation of real estate sold	(113)	(113)	(219)	(219)	(135)	(135)

Balance at close of period		$271,797		$238,971		$206,739