Form 10-K/A
period 2010-12-31
SOVRAN SELF STORAGE INC
filed 2011-03-30
CIK 944314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2010.

Explanatory Note

          Sovran Self Storage, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 25, 2011 (the "Form 10-K").

          The Company is filing this Form 10-K/A to include Exhibit 10.22, which was unintentionally omitted from Part IV, Item 15(a)(3) of the original Form 10-K filing.  As required by Rule 12b-15 of the Exchange Act, Item 15(a)(3) has been amended and restated in its entirety.  This amendment does not modify or amend the other disclosures or Items in the original Form 10-K and this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify, amend or update disclosures affected by subsequent events.

          This Form 10-K/A includes new certifications from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1.1 and 31.2.1.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(3)	Exhibits

          The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1
Amended and Restated Articles of Incorporation of the Registrant.  (incorporated by reference to Exhibit 3.1 (a) to the Registrant's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the series A Junior Participating Cumulative Preferred Stock.  (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-A filed December 3, 1996.)

3.3

Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock.  (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 12, 2002).

3.4	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K filed February 25, 2010).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).
10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K filed February 25, 2010).
10.2+	Sovran Self Storage, Inc. 1995 Outside Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K filed February 25, 2010).
10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K filed February 27, 2009).
10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed February 27, 2009).
10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K filed February 27, 2009).
10.6+

Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.7+

Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.8+

Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.9+

Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q/A filed November 24, 2006).

10.10+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 10, 2008).
10.11

Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant's Current Report on Form 8-K filed July 20, 2006).

10.12	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).
10.13

Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K filed February 27, 2009).

10.14	Promissory Note between Locke Sovran II, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K filed February 25, 2010).
10.15

Third Amended and Restated Revolving Credit and Term Loan Agreement among Registrant, the Partnership, Manufacturers and Traders Trust Company and other lenders named therein (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 27, 2008).

10.16

Cornerstone Acquisition Agreement and Amendments to Certain Loan Agreements (incorporated by reference to Exhibits 10.30, 10.31, 10.32, 10.33 and 10.34 to Registrant's Current Report on Form 8-K filed June 26, 2006).

10.17

$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 to Registrant's Current Report on Form 8-K filed May 1, 2006).

10.18	Promissory Note between Locke Sovran I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K, filed March 1, 2007).
10.19

Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed September 25, 2009).

10.20+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant's Proxy Statement filed April 9, 2009).
10.21+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 5, 2010).
10.22+	Sovran Self Storage, Inc. Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 6, 2010).
12.1*	Statement Re: Computation of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney (included on signature pages).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.1.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL, as follows:
(i) Consolidated Balance Sheets at December 31, 2010 and 2009;
(ii) Consolidated Statements of Operations for years ended December 31, 2010, 2009, and 2008;
(iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income for Years Ended December 31, 2010, 2009, and 2008;
(iv) Consolidated Statements of Cash Flows for Years Ended December 31, 2010, 2009, and 2008; and
(v) Notes to Consolidated Financial Statements, tagged as blocks of text.
*	Filed with the Registrant's Form 10-K filed February 25, 2011.
**	Filed with this Form 10-K/A
+	Management contract or compensatory plan or arrangement.
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

March 30, 2011	SOVRAN SELF STORAGE, INC. By: /s/ David L. Rogers David L. Rogers, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011
/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	March 30, 2011
/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011
/s/ John Burns John Burns	Director	March 30, 2011
/s/ James R. Boldt James R. Boldt	Director	March 30, 2011
/s/ Anthony P. Gammie Anthony P. Gammie	Director	March 30, 2011
/s/ Charles E. Lannon Charles E. Lannon	Director	March 30, 2011