Form 10-Q
period 2011-03-31
SOVRAN SELF STORAGE INC
filed 2011-05-06
CIK 944314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, 27,685,360 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information
Item 1. Financial Statements
SOVRAN SELF STORAGE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
(dollars in thousands, except share data)	(unaudited)	2010
Assets
Investment in storage facilities:
Land	$240,656	$240,651
Building, equipment, and construction in progress	1,182,707	1,179,305

	1,423,363	1,419,956
Less: accumulated depreciation	(280,147)	(271,797)

Investment in storage facilities, net	1,143,216	1,148,159
Cash and cash equivalents	4,859	5,766
Accounts receivable	1,914	2,377
Receivable from unconsolidated joint venture	232	253
Investment in unconsolidated joint venture	19,604	19,730
Prepaid expenses	6,355	4,408
Other assets	5,812	4,848

Total Assets	$1,181,992	$1,185,541

Liabilities
Line of credit	$16,000	$10,000
Term notes	400,000	400,000
Accounts payable and accrued liabilities	18,018	23,991
Deferred revenue	5,034	4,925
Fair value of interest rate swap agreements	8,777	10,528
Mortgages payable	78,344	78,954

Total Liabilities	526,173	528,398

Noncontrolling redeemable Operating Partnership Units at redemption value	13,408	12,480

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,679,360 shares outstanding (27,650,829 at December 31, 2010)	289	288
Additional paid-in capital	818,343	816,986
Dividends in excess of net income	(153,429)	(148,264)
Accumulated other comprehensive income	(8,699)	(10,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	629,329	631,581
Noncontrolling interest- consolidated joint venture	13,082	13,082

Total Equity	642,411	644,663

Total Liabilities and Shareholders’ Equity	$1,181,992	$1,185,541

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	January 1, 2011	January 1, 2010
	to	to
(dollars in thousands, except per share data)	March 31, 2011	March 31, 2010
Revenues
Rental income	$47,126	$45,349
Other operating income	2,409	1,935

Total operating revenues	49,535	47,284

Expenses
Property operations and maintenance	13,513	12,934
Real estate taxes	5,044	5,211
General and administrative	5,814	5,139
Depreciation and amortization	8,625	8,200

Total operating expenses	32,996	31,484

Income from operations	16,539	15,800

Other income (expenses)
Interest expense	(7,897)	(7,878)
Interest income	18	20
Equity in income of joint ventures	40	70

Income from continuing operations	8,700	8,012

Loss from discontinued operations (including loss on disposal of $580 in 2010)	—	(124)

Net income	8,700	7,888
Net income attributable to noncontrolling interest	(440)	(461)

Net income attributable to common shareholders	$8,260	$7,427

Earnings per common share attributable to common shareholders — basic
Continuing operations	$0.30	$0.27
Discontinued operations	—	—

Earnings per share — basic	$0.30	$0.27

Earnings per common share attributable to common shareholders — diluted
Continuing operations	$0.30	$0.27
Discontinued operations	—	—

Earnings per share — diluted	$0.30	$0.27

Common shares used in basic earnings per share calculation	27,537,278	27,445,101

Common shares used in diluted earnings per share calculation	27,577,435	27,479,148

Dividends declared per common share	$0.45	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	January 1, 2011	January 1, 2010
	to	to
(dollars in thousands)	March 31, 2011	March 31, 2010
Operating Activities
Net income	$8,700	$7,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,625	8,363
Amortization of deferred financing fees	257	258
Loss on sale of storage facilities	—	580
Equity in income of joint ventures	(40)	(70)
Distributions from unconsolidated joint venture	188	150
Non-vested stock earned	332	346
Stock option expense	69	72
Changes in assets and liabilities:
Accounts receivable	463	555
Prepaid expenses	(1,947)	(1,633)
Accounts payable and other liabilities	(5,574)	(2,857)
Deferred revenue	109	205

Net cash provided by operating activities	11,182	13,857

Investing Activities
Acquisitions of storage facilities	—	—
Improvements, equipment additions, and construction in progress	(3,541)	(2,450)
Reimbursement of advances (advances) to joint ventures	21	(37)
Property deposits	(1,050)	(25)

Net cash used in investing activities	(4,570)	(2,512)

Financing Activities
Net proceeds from sale of common stock	340	54
Proceeds from line of credit	12,000	7,000
Repayments of line of credit	(6,000)	(7,000)
Financing costs	(312)	—
Dividends paid-common stock	(12,444)	(12,396)
Distributions to noncontrolling interest holders	(493)	(529)
Redemption of operating partnership units	—	(1,248)
Mortgage principal payments	(610)	(571)

Net cash used in financing activities	(7,519)	(14,690)

Net decrease in cash	(907)	(3,345)
Cash at beginning of period	5,766	10,710

Cash at end of period	$4,859	$7,365

Supplemental cash flow information
Cash paid for interest	$6,624	$6,613
See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Jan. 1, 2011	Jan. 1, 2010
	to	to
(dollars in thousands)	Mar. 31, 2011	Mar. 31, 2010
Net income	$8,700	$7,888
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	1,555	(609)

Total comprehensive income	$10,255	$7,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.
Reclassification: Certain amounts from the 2010 financial statements have been reclassified as a result of the sale of ten storage facilities in 2010 that have been reclassified as discontinued operations (see Note 5).
2. ORGANIZATION
Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2011, we had an ownership interest in and managed 377 self-storage properties in 24 states under the name Uncle Bob’s Self Storage ®. Among our 377 self-storage properties are 27 properties that we manage for a consolidated joint venture of which we are a majority owner and 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner. Over 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.
All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of March 31, 2011. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.
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

In accordance with the guidance provided in ASC Topic 810, “Consolidation” we present noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests – consolidated joint venture” in the consolidated balance sheets.
Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2011 and December 31, 2010, there were 339,025 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, "Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2011 and December 31, 2010, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.
Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

		Noncontrolling
(dollars in thousands)	Parent	Interests	Total
Balance at December 31, 2010	$631,581	$13,082	$644,663

Net income attributable to the parent	8,260	—	8,260
Net income attributable to noncontrolling interest holders	—	340	340
Change in fair value of derivatives	1,554	—	1,554
Dividends	(12,444)	—	(12,444)
Distributions to noncontrolling interest holders	—	(340)	(340)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	(981)	—	(981)
Net proceeds from issuance of stock through Stock Option Plan	340	—	340
Additional paid-in capital related to stock based compensation	949	—	949
Other	70	—	70

Balance at March 31, 2011	$629,329	$13,082	$642,411

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
For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense (included in general and administrative expense) of $69,000 and $72,000, respectively, related to stock options and $332,000 and $346,000, respectively, related to amortization of non-vested stock grants.
During the three months ended March 31, 2011 and 2010, employees exercised 12,500 and 0 stock options respectively, and 33,282 and 22,798 shares of non-vested stock, respectively, vested.
4. INVESTMENT IN STORAGE FACILITIES
The following summarizes our activity in storage facilities during the three months ended March 31, 2011.

(dollars in thousands)
Cost:
Beginning balance	$1,419,956
Improvements and equipment additions	6,736
Net decrease in construction in progress	(3,177)
Dispositions	(152)

Ending balance	$1,423,363

Accumulated Depreciation:
Beginning balance	$271,797
Depreciation expense during the period	8,483
Dispositions	(133)

Ending balance	$280,147

The Company allocates purchase price for the acquisition of storage facilities to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Intangible assets, which represent the value of existing customer leases, are recorded at their estimated fair values as of the dates acquired. The Company measures the fair value of in-place customer leases based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the three months ended March 31, 2011 and 2010, the Company did not acquire any storage facilities.

5. DISCONTINUED OPERATIONS
During 2010, the Company sold ten non-strategic storage facilities in Georgia, Michigan, North Carolina and Virginia for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. Of the ten properties sold in 2010, two non-strategic storage facilities in Michigan were sold in April 2010 for net proceeds of approximately $2.4 million. A loss of $0.6 million was recorded at March 31, 2010, since the contingencies relating to the sale had been substantially satisfied as of March 31, 2010. The remaining properties were sold in May 2010. The operations of the ten facilities sold in 2010 and the loss on sale of the two facilities are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the three months ended March 31, 2010. The following is a summary of the amounts reported as discontinued operations:

Jan. 1, 2010
to
(dollars in thousands)	Mar. 31, 2010
Total revenue	$1,012
Property operations and maintenance expense	(335)
Real estate tax expense	(58)
Depreciation and amortization expense	(163)
Net loss on sale of property	(580)

Total loss from discontinued operations	$(124)

6. UNSECURED LINE OF CREDIT AND TERM NOTES
On June 25, 2008, the Company entered into agreements relating to unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2011 the margin is 1.625%). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2011 the margin is 1.375%) and requires a 0.25% facility fee. The interest rate at March 31, 2011 on the Company’s available line of credit was approximately 1.62% (1.64% at December 31, 2010). At March 31, 2011, there was $109 million available on the unsecured line of credit. The revolving line of credit initially had a maturity date of June 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date of the revolving line of credit to June 2012. The Company was required to pay a 25 basis point fee ($0.3 million) to execute the extension.
The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at March 31, 2011).
The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2011, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2011 the entire $109 million available on the line of credit could be drawn without violating our debt covenants.
7. MORTGAGES PAYABLE
Mortgages payable at March 31, 2011 and December 31, 2010 consist of the following:

	March 31,	December 31,
(dollars in thousands)	2011	2010
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.7 million, principal and interest paid monthly (effective interest rate 7.39%)	$27,646	$27,817

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.7 million, principal and interest paid monthly (effective interest rate 7.25%)	39,938	40,264

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40% (effective interest rate 5.66%)	3,181	3,220

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.76%)	945	952

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly (effective interest rate 6.35%)	1,036	1,044

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42% (effective interest rate 6.42%)	5,598	5,657

Total mortgages payable	$78,344	$78,954

The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages exceed their outstanding principal balances by approximately $0.1 million at March 31, 2011, and this premium will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
								Fair
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Value
Line of credit – variable rate LIBOR + 1.375 (1.62% at March 31, 2011)	—	$16,000	—	—	—	—	$16,000	$16,000

Notes Payable:
Term note – variable rate LIBOR+1.625% (1.87% at March 31, 2011)	—	$150,000	—	—	—	—	$150,000	$150,000
Term note – variable rate LIBOR+1.50% (1.96% at March 31, 2011)	—	—	$20,000	—	—	—	$20,000	$20,000
Term note – fixed rate 6.26%	—	—	$80,000	—	—	—	$80,000	$79,618
Term note – fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$144,036

Mortgage note – fixed rate 7.80%	$27,646	—	—	—	—	—	$27,646	$28,206
Mortgage note – fixed rate 7.19%	$975	$38,963	—	—	—	—	$39,938	$41,017
Mortgage note – fixed rate 7.25%	$3,181	—	—	—	—	—	$3,181	$3,207
Mortgage note – fixed rate 6.76%	$20	$29	$896	—	—	—	$945	$977
Mortgage note – fixed rate 6.35%	$22	$31	$34	$949	—	—	$1,036	$1,066
Mortgage notes – fixed rate 7.50%	$5,598	—	—	—	—	—	$5,598	$5,658

Interest rate derivatives — liability	—	—	—	—	—	—	—	$8,777
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
The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Income (“AOCI”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2011 and 2010.
The Company has three interest rate swap agreements in effect at March 31, 2011 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

			Fixed	Floating Rate
Notional Amount	Effective Date	Expiration Date	Rate Paid	Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR
The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2011 and 2010, the net reclassification from AOCI to interest expense was $1.9 million and $1.9 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $7.0 million for the twelve months ended March 31, 2012. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $8.8 million and $10.5 million at March 31, 2011 and December 31, 2010, respectively.

	Jan. 1, 2011	Jan. 1, 2010
	to	to
(dollars in thousands)	Mar. 31, 2011	Mar. 31, 2010
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(1,908)	$(1,896)

Adjustments to other comprehensive (loss) income:
Realized loss reclassified to interest expense	1,908	1,896
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(353)	(2,505)

Gain (loss) included in other comprehensive (loss) income	$1,555	$(609)

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 (in thousands):

	Asset
	(Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(8,777)	—	(8,777)	—
Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.
During 2010 assets measured at fair value on a non-recurring basis included the assets acquired in connection with the acquisition of seven storage facilities. To determine the fair value of land the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a level 2 input. To determine the fair value of buildings and equipment, the Company used current replacement cost based on internal data derived from recent construction projects or equipment purchases, which are considered level 3 inputs. To determine the fair value of in-place customer leases, the Company used an income approach based on estimates of future income derived from customers in existence at the date of acquisition using historical income derived from the leases with those customers, which are level 3 inputs.
10. INVESTMENT IN JOINT VENTURES
The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at March 31, 2011 was $19.6 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of March 31, 2011, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.
As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.3 million for the three months ended March 31, 2011 and 2010. The Company’s share of Sovran HHF’s income for the three months ended March 31, 2011 and 2010 was $0.1 million. At March 31, 2011, Sovran HHF owed the Company $0.2 million for payments made by the Company on behalf of the joint venture.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $49. The carrying value of the Company’s investment is a liability of $0.6 million at March 31, 2011 and December 31, 2010, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2011 and 2010, the Company’s share of Iskalo Office Holdings, LLC’s (loss) income was ($32,000) and $15,000, respectively.
A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2011 is as follows:

	Sovran HHF
	Storage	Iskalo Office
(dollars in thousands)	Holdings LLC	Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$164,648	$—
Investment in office building	—	5,231
Other assets	4,002	622

Total Assets	$168,650	$5,853

Due to the Company	$232	$—
Mortgages payable	76,542	6,862
Other liabilities	2,537	471

Total Liabilities	79,311	7,333

Unaffiliated partners’ equity (deficiency)	71,471	(831)
Company equity (deficiency)	17,868	(649)

Total Liabilities and Partners’ Equity (deficiency)	$168,650	$5,853

Income Statement Data:
Total revenues	$4,513	$199
Depreciation	(912)	(55)
Other expenses	(3,289)	(210)

Net income (loss)	$312	$(66)

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

The Company’s continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the three months ended March 31, 2011 and 2010. As of March 31, 2011, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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

	Three Months	Three Months
	Ended	Ended
(in thousands except per share data)	Mar. 31, 2011	Mar. 31, 2010
Numerator:
Net income from continuing operations attributable to common shareholders	$8,260	$7,551

Denominator:
Denominator for basic earnings per share – weighted average shares	27,537	27,445
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	40	34

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	27,577	27,479

Basic earnings per common share from continuing operations attributable to common shareholders	$0.30	$0.27
Basic earnings per common share attributable to common shareholders	$0.30	$0.27

Diluted earnings per common share from continuing operations attributable to common shareholders	$0.30	$0.27
Diluted earnings per common share attributable to common shareholders	$0.30	$0.27
Not included in the effect of dilutive securities above are 306,268 stock options and 153,029 unvested restricted shares for the three months ended March 31, 2011; and 326,468 stock options and 141,156 unvested restricted shares for the three months ended March 31, 2010, because their effect would be antidilutive.

13. RECENT ACCOUNTING PRONOUNCEMENTS
The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.
14. COMMITMENT AND CONTINGENCIES
The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.
At March 31, 2011, the Company was in negotiations to acquire nineteen self-storage facilities for $160.4 million. On April 25, 2011, the Company assigned the rights to this acquisition to a newly formed joint venture (see Note 15). Pursuant to the terms of the newly formed joint venture, the Company would be obligated to make a capital contribution to the newly formed joint venture to fund approximately 15% of the purchase price.
In addition, the Company was in negotiations to directly acquire two self-storage facilities for $14.6 million.
The purchase of these twenty-one facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.
15. SUBSEQUENT EVENTS
On April 1, 2011, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on April 26, 2011 to shareholders of record on April 11, 2011. The total dividend paid amounted to $12.5 million.
On April 25, 2011, the Company formed a limited liability company joint venture with a third party for the purpose of acquiring and managing the nineteen self-storage properties discussed in Note 14. Under the terms of the joint venture agreement, the Company has a 15% membership interest in the joint venture and would be responsible for managing the self-storage properties owned by the joint venture. The joint venture agreement terminates if the acquisition of the nineteen self-storage properties is not consummated.

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
RESULTS OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2011 THROUGH MARCH 31, 2011, COMPARED TO THE PERIOD JANUARY 1, 2010 THROUGH MARCH 31, 2010
We recorded rental revenues of $47.1 million for the three months ended March 31, 2011, an increase of $1.8 million or 3.9% when compared to rental revenues of $45.3 million for the same period in 2010. Of the increase in rental revenue, $1.0 million resulted from a 2.1% increase in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2010, excluding one property developed in 2009). The increase in same store rental revenues was a result of a 0.7% increase in average rental income per square foot and a 60 basis point increase in average occupancy. The remaining increase in rental revenue of $0.8 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of seven properties completed in December 2010. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2011 primarily as a result of commissions earned from our customer insurance program.

Property operating expenses increased $0.6 million or 4.5%, in the three month ended March 31, 2011 compared to the same period in 2010. $0.4 million of the increase resulted from increases in personnel and snow removal costs at the 344 core properties considered in same store pool. The remaining increase in operating expenses of $0.2 million resulted from the seven properties acquired in December 2010. Property tax expense decreased $0.2 million as a result of lower estimated property taxes, partially offset by the inclusion of taxes on the properties acquired in 2010. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, snowplowing, and property taxes.
General and administrative expenses increased $0.7 million or 13.1% from the three months ended March 31, 2010 to the same period in 2011. The key drivers of the increase were a $0.2 million increase in internet advertising, $0.1 million related to the expansion of our third party management program, and $0.1 million related to our revised training program.
Depreciation and amortization expense increased to $8.6 million in the three months ended March 31, 2011 from $8.2 million in same period of 2010, primarily as a result of depreciation on the seven properties acquired in December 2010.
Interest expense remained relatively flat as rates and borrowing did not fluctuate significantly from the first quarter of 2010 to the same period in 2011.
As described in Note 5 to the financial statements, during 2010, the Company sold ten non-strategic storage facilities for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. Of the ten properties sold in 2010, two facilities were sold in April 2010 for net proceeds of approximately $2.4 million. A loss of $0.6 million was recorded at March 31, 2010, since the contingencies relating to the sale had been substantially satisfied as of March 31, 2010. The remaining properties were sold in May 2010. The operations of the ten facilities sold in 2010 and the loss on sale of the two facilities are reported as discontinued operations in 2010.
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
Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2011	March 31, 2010
Net income attributable to common shareholders	$8,260	$7,427
Net income attributable to noncontrolling interest	440	461
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	8,625	8,200
Depreciation of real estate included in discontinued operations	—	163
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	198	194
Loss on sale of real estate	—	580
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(206)	(248)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(340)	(340)

FFO available to common shareholders	$16,977	$16,437

LIQUIDITY AND CAPITAL RESOURCES
Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2011, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in our line of credit and term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2011, our leverage ratio as defined in the agreements was approximately 42.5%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and the availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through June 2012, at which time our revolving line of credit matures. Future draws on our line of credit may be limited due to covenant restrictions.
Cash flows from operating activities were $11.2 million and $13.9 million for the three months ended March 31, 2011, and 2010, respectively. The decrease in operating cash flows from 2010 to 2011 was primarily due to the timing of certain payments that affected accounts payable and other liabilities.
Cash used in investing activities was $4.6 million and $2.5 million for the three months ended March 31, 2011 and 2010 respectively. The increase in cash used from 2010 to 2011 was due to a deposit on the 21 self storage facilities that were being reviewed for purchase at March 31, 2011, and increased improvements at our existing facilities.
Cash used in financing activities was $7.5 million for the three months ended March 31, 2011, compared to $14.7 million for the same period in 2010. In 2011, we borrowed under our line of credit to fund capital improvements and the deposit on the 21 stores previously mentioned. Capital improvements for the three months ended March 31, 2010 were funded with operating cash flow.
In 2008, we entered into agreements relating to unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2011 the margin is 1.625%). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2011 the margin is 1.375%), and requires a 0.25% facility fee. The interest rate at March 31, 2011 on the Company’s available line of credit was approximately 1.62% (1.64% at December 31, 2010). At March 31, 2011, there was $109 million available on the unsecured line of credit. The revolving line of credit initially had a maturity date of June 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date of the revolving line of credit to June 2012. The Company was required to pay a 25 basis point fee ($0.3 million) to execute the extension.
We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2011, the remaining $109 million available on our line of credit could be drawn without violating our debt covenants.
We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our March 31, 2011 credit ratings).
Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB-).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $78.3 million of mortgages payable as detailed below:
*   7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.7 million, principal and interest paid monthly. The outstanding balance at March 31, 2011 on this mortgage was $27.6 million.
*   7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.7 million, principal and interest paid monthly. The outstanding balance at March 31, 2011 on this mortgage was $39.9 million.
*   7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at March 31, 2011 on this mortgage was $3.2 million.
*   6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at March 31, 2011 on this mortgage was $0.9 million.
*   6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly. The outstanding balance at March 31, 2011 on this mortgage was $1.0 million.
*   7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $13.7 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at March 31, 2011 on this mortgage was $5.6 million.
The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.
Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2010 or 2011. We may reinstate our Dividend Reinvestment and Stock Purchase Plan in 2011.
During 2011 and 2010, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2011, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.
Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital market revert back to 2009 conditions, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach June 2012, when our line of credit matures.

ACQUISITION AND DISPOSITION OF PROPERTIES
We acquired no properties in the three months ended March 31, 2011 or 2010.
In April and May 2010 we sold ten non-strategic storage facilities in Georgia, North Carolina, Michigan and Virginia for net proceeds of $23.7 million, resulting in a gain of $6.9 million.
We may seek to sell additional properties to third parties or joint venture programs in 2011.
FUTURE ACQUISITION AND DEVELOPMENT PLANS
Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. At March 31, 2011, the Company and a potential joint venture partner were in negotiations to acquire nineteen self-storage facilities for $160.4 million. Subsequent to March 31, 2011, the Company finalized the joint venture agreement in which the Company would be a 15% owner. The joint venture agreement terminates if the acquisition of the nineteen self-storage properties is not consummated. In addition, the Company was in negotiations to directly acquire two self-storage facilities for $14.6 million. The purchase of these twenty-one facilities is subject to significant contingencies, and there is no assurance that any of these facilities will be acquired.
In the three months ended March 31, 2011, we added 70,000 square feet to existing Properties, for a total cost of approximately $4.9 million. In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million. Although we do not expect to construct any new facilities in 2011, we do plan to expend up to $32 million to expand and enhance existing facilities.
We also expect to continue making capital expenditures on our properties. This includes repainting, paving, and remodeling of the office buildings. For the first three months of 2011 we spent approximately $1.9 million on such improvements and we expect to spend approximately $10 million for the remainder of 2011.
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
UMBRELLA PARTNERSHIP REIT
We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2011, 339,025 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.
INTEREST RATE RISK
We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At March 31, 2011, we have three outstanding interest rate swap agreements as summarized below:

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
Through June 2012, $400 million of our $416 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $416 million at March 31, 2011, a 100 basis point increase in interest rates would have a $0.2 million effect on our interest expense.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2011. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2011.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL, as follows:
(i)	Consolidated Balance Sheets at March 31, 2011 and December 31, 2010;

(ii)	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010;

(iii)	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010;

(iv)	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; and

(v)	Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

By:	/ S / David L. Rogers David L. Rogers
Chief Financial Officer
(Principal Accounting Officer)
May 6, 2011
Date