Form 10-Q
period 2011-06-30
SOVRAN SELF STORAGE INC
filed 2011-08-08
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2011, 27,703,779 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2011 (unaudited)	December 31, 2010
Assets
Investment in storage facilities:
Land	$242,121	$240,651
Building, equipment, and construction in progress	1,192,001	1,179,305

	1,434,122	1,419,956
Less: accumulated depreciation	(288,529)	(271,797)

Investment in storage facilities, net	1,145,593	1,148,159
Cash and cash equivalents	7,691	5,766
Accounts receivable	2,148	2,377
Receivable from unconsolidated joint venture	315	253
Investment in unconsolidated joint venture	19,558	19,730
Prepaid expenses	5,385	4,408
Other assets	3,505	4,848

Total Assets	$1,184,195	$1,185,541

Liabilities
Line of credit	$35,000	$10,000
Term notes	400,000	400,000
Accounts payable and accrued liabilities	20,461	23,991
Deferred revenue	5,162	4,925
Fair value of interest rate swap agreements	7,780	10,528
Mortgages payable	77,753	78,954

Total Liabilities	546,156	528,398

Noncontrolling redeemable Operating Partnership Units at redemption value	13,900	12,480

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,699,279 shares outstanding (27,650,829 at December 31, 2010)	289	288
Additional paid-in capital	815,199	816,986
Dividends in excess of net income	(156,675)	(148,264)
Accumulated other comprehensive income	(7,499)	(10,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	624,139	631,581
Noncontrolling interest- consolidated joint venture	—	13,082

Total Equity	624,139	644,663

Total Liabilities and Shareholders’ Equity	$1,184,195	$1,185,541

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	April 1, 2011 to June 30, 2011	April 1, 2010 to June 30, 2010
Revenues
Rental income	$48,014	$45,061
Other operating income	2,695	2,248

Total operating revenues	50,709	47,309

Expenses
Property operations and maintenance	12,890	12,543
Real estate taxes	5,044	5,140
General and administrative	6,028	4,967
Depreciation and amortization	8,657	8,202

Total operating expenses	32,619	30,852

Income from operations	18,090	16,457

Other income (expenses)
Interest expense	(8,082)	(7,929)
Interest income	8	21
Equity in income of joint ventures	64	69

Income from continuing operations	10,080	8,618
Income from discontinued operations (including gain on disposal of $7,524 in 2010)	—	7,686

Net income	10,080	16,304
Net income attributable to noncontrolling interest	(343)	(543)

Net income attributable to common shareholders	$9,737	$15,761

Earnings per common share attributable to common shareholders - basic
Continuing operations	$0.35	$0.29
Discontinued operations	—	0.28

Earnings per share - basic	$0.35	$0.57

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$0.35	$0.29
Discontinued operations	—	0.28

Earnings per share - diluted	$0.35	$0.57

Common shares used in basic earnings per share calculation	27,559,992	27,463,500

Common shares used in diluted earnings per share calculation	27,611,237	27,508,097

Dividends declared per common share	$0.45	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2011 to June 30, 2011	January 1, 2010 to June 30, 2010
Revenues
Rental income	$95,140	$90,410
Other operating income	5,104	4,183

Total operating revenues	100,244	94,593

Expenses
Property operations and maintenance	26,402	25,477
Real estate taxes	10,088	10,350
General and administrative	11,842	10,107
Depreciation and amortization	17,282	16,402

Total operating expenses	65,614	62,336

Income from operations	34,630	32,257

Other income (expenses)
Interest expense	(15,979)	(15,808)
Interest income	26	41
Equity in income of joint ventures	104	139

Income from continuing operations	18,781	16,629
Income from discontinued operations (including gain on disposal of $6,944 in 2010)	—	7,562

Net income	18,781	24,191
Net income attributable to noncontrolling interest	(784)	(1,003)

Net income attributable to common shareholders	$17,997	$23,188

Earnings per common share attributable to common shareholders - basic
Continuing operations	$0.65	$0.57
Discontinued operations	—	0.27

Earnings per share - basic	$0.65	$0.84

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$0.65	$0.57
Discontinued operations	—	0.27

Earnings per share - diluted	$0.65	$0.84

Common shares used in basic earnings per share calculation	27,548,635	27,454,301

Common shares used in diluted earnings per share calculation	27,594,336	27,493,623

Dividends declared per common share	$0.90	$0.90

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2011 to June 30, 2011	January 1, 2010 to June 30, 2010
Operating Activities
Net income	$18,781	$24,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,282	16,619
Amortization of deferred financing fees	593	515
Gain on sale of storage facilities	—	(6,944)
Equity in income of joint ventures	(104)	(139)
Distributions from unconsolidated joint venture	312	246
Non-vested stock earned	670	654
Stock option expense	194	205
Changes in assets and liabilities:
Accounts receivable	232	81
Prepaid expenses	(975)	(931)
Accounts payable and other liabilities	(2,768)	(2,209)
Deferred revenue	219	177

Net cash provided by operating activities	34,436	32,465

Investing Activities
Acquisitions of storage facilities	(4,119)	—
Improvements, equipment additions, and construction in progress	(10,388)	(9,353)
Net proceeds from the sale of storage facilities	—	23,490
Reimbursement of advances (advances) to joint ventures	(258)	(52)
Property deposits	(1,913)	(25)

Net cash (used in) provided by investing activities	(16,678)	14,060

Financing Activities
Net proceeds from sale of common stock	651	496
Proceeds from line of credit	35,000	17,000
Repayments of line of credit	(10,000)	(17,000)
Financing costs	(312)	—
Dividends paid-common stock	(24,900)	(24,804)
Distributions to noncontrolling interest holders	(872)	(1,042)
Redemption of operating partnership units	—	(2,747)
Additional investment in Locke Sovran II	(14,199)	—
Mortgage principal payments	(1,201)	(1,121)

Net cash used in financing activities	(15,833)	(29,218)

Net increase in cash	1,925	17,307
Cash at beginning of period	5,766	10,710

Cash at end of period	$7,691	$28,017

Supplemental cash flow information
Cash paid for interest	$15,418	$15,369

Fair value of net liabilities assumed on the acquisition of storage facilities	35	—

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)	Jan. 1, 2011 to Jun. 30, 2011	Jan. 1, 2010 to Jun. 30, 2010	Apr. 1, 2011 to Jun. 30, 2011	Apr. 1, 2010 to Jun. 30, 2010
Net income	$18,781	$24,191	$10,080	$16,304
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	2,755	(984)	1,200	(375)

Total comprehensive income	$21,536	$23,207	$11,280	$15,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Reclassification: Certain amounts from the 2010 financial statements have been reclassified as a result of the sale of ten storage facilities in 2010 that have been reclassified as discontinued operations (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2011, we had an ownership interest in and or managed 380 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 380 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, one property that we manage for a consolidated joint venture of which we have a 20% common ownership interest and a preferred interest, and two properties that we manage and have no ownership interest. Over 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of June 30, 2011. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary), Locke Sovran I, LLC, Locke Sovran II, LLC and West Deptford JV LLC, a controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

In May 2011, the Company made an additional investment of $17.0 million in Locke Sovran II, LLC and now owns 100% of that entity. The purchase price in excess of the carrying value of the non-controlling interest in Locke Sovran II, LLC was $3.9 million and was recorded as a reduction of additional paid-in capital. In connection with this transaction, the noncontrolling interest holders settled an outstanding $2.8 million note receivable due to the Company, and the net cash paid by the Company to the noncontrolling interest holders was $14.2 million. Prior to May 2011, the Company presented noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests - consolidated joint venture” in the consolidated balance sheets.

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a 20% common interest and a preferred interest with an 8% return on the Company’s investment. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power, through its managerial authority pursuant to the terms of the joint venture operating agreement, to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the Company’s control over West Deptford JV LLC through its management of the self-storage facility and its preferred investment, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they don’t meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2011 and December 31, 2010, there were 339,025 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2011 and December 31, 2010, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

(dollars in thousands)	Parent	Noncontrolling Interests	Total
Balance at December 31, 2010	$631,581	$13,082	$644,663

Net income attributable to the parent	17,997	—	17,997
Net income attributable to noncontrolling interest holders	—	567	567
Change in fair value of derivatives	2,755	—	2,755
Dividends	(24,900)	—	(24,900)
Distributions to noncontrolling interest holders	—	(567)	(567)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	(1,508)	—	(1,508)
Net proceeds from issuance of stock through Stock Option Plan	651	—	651
Additional paid-in capital related to stock based compensation	1,481	—	1,481
Additional investment in Locke Sovran II, LLC	(3,918)	(13,082)	(17,000)

Balance at June 30, 2011	$624,139	$—	$624,139

3. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation” (formerly, FASB Statement 123R). The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended June 30, 2011 and 2010, the Company recorded compensation expense (included in general and administrative expense) of $126,000 and $133,000, respectively, related to stock options and $338,000 and $308,000, respectively, related to amortization of non-vested stock grants. For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense (included in general and administrative expense) of $194,000 and $205,000, respectively, related to stock options and $670,000 and $654,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2011 and 2010, employees exercised 8,800 and 18,200 stock options respectively, and 6,127 and 5,763 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2011 and 2010, employees exercised 21,300 and 18,200 stock options respectively, and 39,409 and 28,561 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2011.

(dollars in thousands)
Cost:
Beginning balance	$1,419,956
Acquisition of storage facilities (West Deptford JV LLC)	4,045
Improvements and equipment additions	13,356
Net decrease in construction in progress	(2,918)
Dispositions	(317)

Ending balance	$1,434,122

Accumulated Depreciation:
Beginning balance	$271,797
Depreciation expense during the period	17,000
Dispositions	(268)

Ending balance	$288,529

The assets and liabilities of the acquired of storage facilities, which primarily consist of tangible and intangible assets are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures. The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the six months ended June 30, 2011, the Company acquired one self-storage facility in conjunction with its investment in West Deptford JV LLC and the purchase price of this facility was assigned to the fair value of land ($1.4 million), building ($2.5 million), equipment ($0.1 million) and in-place customer leases ($0.1 million). The operating results of the acquired facility are included in the Company’s operations since the acquisition date. The initial accounting for the acquisition is preliminary and will be finalized during the third quarter ended September 30, 2011.

5.	DISCONTINUED OPERATIONS

In May 2010, the Company sold eight non-strategic storage facilities in Georgia, North Carolina and Virginia for net proceeds of approximately $21.3 million. A gain of $7.5 million was recorded during the three months ended at June 30, 2010. In April 2010, the Company sold two non-strategic storage facilities in Michigan for net proceeds of approximately $2.4 million. A loss of $0.6 million was recorded during the three months ended at March 31, 2010 since the contingencies relating to the sale had been substantially satisfied as of March 31, 2010 and the storage facilities met the held for sale criteria under ASC 360-45-9 “Property, Plant, and Equipment”, at March 31, 2010. The operations of the ten facilities sold in 2010 and the gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the six months ended June 30, 2010. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2010 to Jun. 30, 2010
Total revenue	$1,404
Property operations and maintenance expense	(487)
Real estate tax expense	(82)
Depreciation and amortization expense	(217)
Net gain on sale of property	6,944

Total income from discontinued operations	$7,562

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On June 25, 2008, the Company entered into agreements relating to unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2011 the margin is 1.625%). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2011 the margin is 1.375%) and requires a 0.25% facility fee. The interest rate at June 30, 2011 on the Company’s available line of credit was approximately 1.56% (1.64% at December 31, 2010). At June 30, 2011, there was $90 million available on the unsecured line of credit. The revolving line of credit initially had a maturity date of June 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date of the revolving line of credit to June 2012. The Company was required to pay a 25 basis point fee ($0.3 million) to execute the extension.

On August 5, 2011, the Company entered into new agreements replacing the above mentioned term notes and revolving line of credit. See subsequent events footnote 15.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on the Company’s credit rating at June 30, 2011). These term notes are not being repaid as part of the new credit agreement, and will remain outstanding.

On August 5, 2011, the Company entered into a new 10 year term note agreement. See subsequent events footnote 15.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2011, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2011 the entire availability on the line of credit could be drawn without violating our debt covenants.

7.	MORTGAGES PAYABLE

Mortgages payable at June 30, 2011 and December 31, 2010 consist of the following:

(dollars in thousands)	June 30, 2011	December 31, 2010
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.5 million, principal and interest paid monthly (effective interest rate 7.47%)	$27,482	$27,817

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.4 million, principal and interest paid monthly (effective interest rate 7.32%)	39,621	40,264

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40% (effective interest rate 5.72%)	3,142	3,220

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.84%)	939	952

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly (effective interest rate 6.43%)	1,029	1,044

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42% (effective interest rate 6.50%)	5,540	5,657

Total mortgages payable	$77,753	$78,954

The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006. The 7.25% and 7.50% mortgages were recorded at their estimated fair value based upon the estimated market rates at the time of the acquisitions ranging from 5.40% to 6.42%. The carrying value of these two mortgages exceed their outstanding principal balances by approximately $0.1 million at June 30, 2011, and this premium will be amortized over the remaining term of the mortgages based on the effective interest method.

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term note and mortgage note were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.375 (1.56% at June 30, 2011)	—	$35,000	—	—	—	—	$35,000	$35,000

Notes Payable:
Term note - variable rate LIBOR+1.625% (1.81% at June 30, 2011)	—	$150,000	—	—	—	—	$150,000	$150,000
Term note - variable rate LIBOR+1.50% (1.96% at June 30, 2011)	—	—	$20,000	—	—	—	$20,000	$20,000

Term note - fixed rate 6.26%	—	—	$80,000	—	—	—	$80,000	$87,348
Term note - fixed rate 6.38%	—	—	—	—	—	$150,000	$150,000	$167,762
Mortgage note - fixed rate 7.80%	$27,482	—	—	—	—	—	$27,482	$27,871
Mortgage note - fixed rate 7.19%	$658	$38,963	—	—	—	—	$39,621	$40,463
Mortgage note - fixed rate 7.25%	$3,142	—	—	—	—	—	$3,142	$3,161
Mortgage note - fixed rate 6.76%	$14	$29	$896	—	—	—	$939	$984
Mortgage note - fixed rate 6.35%	$15	$31	$34	$949	—	—	$1,029	$1,069
Mortgage notes - fixed rate 7.50%	$5,540	—	—	—	—	—	$5,540	$5,571
Interest rate derivatives – liability	—	—	—	—	—	—	—	$7,780

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company had three interest rate swap agreements in effect at June 30, 2011 as detailed below to effectively convert a total of $170 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$50 Million	7/1/08	6/25/12	4.2825%	1 month LIBOR
$100 Million	7/1/08	6/22/12	4.2965%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company during the six months ended June 30, 2011. During the six months ended June 30, 2011 and 2010, the net reclassification from AOCI to interest expense was $3.5 million and $3.4 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company had estimated that payments under the interest rate swaps would be approximately $7.5 million for the twelve months ended June 30, 2012. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $7.8 million and $10.5 million at June 30, 2011 and December 31, 2010, respectively.

(dollars in thousands)	Jan. 1, 2011 to Jun. 30, 2011	Jan. 1, 2010 to Jun. 30, 2010
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(3,453)	$(3,412)

Adjustments to other comprehensive (loss) income:
Realized loss reclassified to interest expense	3,453	3,412
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(698)	(4,396)

Gain (loss) included in other comprehensive (loss) income	$2,755	$(984)

In July 2011, the Company entered into a new interest rate swap agreement. In addition, on August 5, 2011, the Company terminated two other interest rate swap agreements. See subsequent events footnote 15.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(7,780)	—	(7,780)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2011 and 2010 assets measured at fair value on a non-recurring basis included the assets acquired in connection with the acquisition of one and seven storage facilities, respectively. To determine the fair value of land the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a level 2 input. To determine the fair value of buildings and equipment, the Company used current replacement cost based on internal data derived from recent construction projects or equipment purchases, which are considered level 3 inputs. To determine the fair value of in-place customer leases, the Company used an income approach based on estimates of future income derived from customers in existence at the date of acquisition using historical income derived from the leases with those customers, which are level 3 inputs.

In July 2011, the Company entered into a new interest rate swap agreement. In addition, on August 5, 2011, the Company terminated two other interest rate swap agreements. See subsequent events footnote 15.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that will be managed by the Company. The carrying value of the Company’s investment at June 30, 2011 was $19.6 million. Twenty five properties were acquired by Sovran HHF as of December 31, 2008 for approximately $171.5 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of June 30, 2011, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.

As manager of Sovran HHF, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.6 million for the six months ended June 30, 2011 and 2010. The management and call center fees earned by the Company for the three months ended June 30, 2011 and June 30, 2010 totaled $0.3 million. The Company’s share of Sovran HHF’s income for the six months ended June 30, 2011 and June 30, 2010 was $140,000 and $93,000, respectively. The Company’s share of Sovran HHF’s income for the three months ended June 30, 2011 and June 30, 2010 was $77,000 and $48,000, respectively. At June 30, 2011, Sovran HHF owed the Company $0.3 million for payments made by the Company on behalf of the joint venture.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at June 30, 2011 and $0.6 million at December 31, 2010, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s (loss) income for the six months ended June 30, 2011 and June 30, 2010 was ($55,000) and $26,000, respectively. The Company’s share of Iskalo Office Holdings, LLC’s (loss) income for the three months ended June 30, 2011 and June 30, 2010 was ($23,000) and $11,000, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2011 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$164,065	$—
Investment in office building	—	5,393
Other assets	4,102	678

Total Assets	$168,167	$6,071

Due to the Company	$260	$—
Mortgages payable	76,132	6,825
Other liabilities	2,665	374

Total Liabilities	79,057	7,199

Unaffiliated partners’ equity (deficiency)	71,288	(652)
Company equity (deficiency)	17,822	(476)

Total Liabilities and Partners’ Equity (deficiency)	$168,167	$6,071

Income Statement Data:
Total revenues	$9,077	$412
Depreciation	(1,828)	(110)
Other expenses	(6,550)	(415)

Net income (loss)	$699	$(113)

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

The Company’s continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the six months ended June 30, 2011 and 2010. As of June 30, 2011, the Company had no amounts accrued related to uncertain tax positions. The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Six Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2010
Numerator:
Net income from continuing operations attributable to common shareholders	$9,737	$8,075	$17,997	$15,626

Denominator:
Denominator for basic earnings per share – weighted average shares	27,560	27,464	27,549	27,454
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	51	44	45	40

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	27,611	27,508	27,594	27,494

Basic earnings per common share from continuing operations attributable to common shareholders	$0.35	$0.29	$0.65	$0.57
Basic earnings per common share attributable to common shareholders	$0.35	$0.57	$0.65	$0.84

Diluted earnings per common share from continuing operations attributable to common shareholders	$0.35	$0.29	$0.65	$0.57
Diluted earnings per common share attributable to common shareholders	$0.35	$0.57	$0.65	$0.84

Not included in the effect of dilutive securities above are 307,668 stock options and 146,883 unvested restricted shares for the three months ended June 30, 2011, and 318,268 stock options and 133,254 unvested restricted shares for the three months ended June 30, 2010, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 306,968 stock options and 149,956 unvested restricted shares for the six months ended June 30, 2011, and 322,368 stock options and 137,205 unvested restricted shares for the six months ended June 30, 2010, because their effect would be antidilutive.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), effective for years beginning, and interim periods within those years, after December 15, 2011. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We are currently evaluating the impact of adopting ASU No. 2011-05 on our financial statements.

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

14.	COMMITMENT AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

On April 25, 2011, the Company formed a limited liability company joint venture with a third party for the purpose of acquiring and managing self-storage properties. Under the terms of the joint venture agreement, the Company has a 15% membership interest in the joint venture and will manage the self-storage properties owned by the joint venture. The joint venture purchased nineteen facilities in July and August 2011 for $160.4 million plus $3.6 million of acquisition related costs. The Company’s cash contribution to the joint venture for these acquisitions was approximately $11 million and was made in July and August 2011.

In addition, at June 30, 2011, the Company was under contract with four sellers to directly acquire twenty-six self-storage facilities for approximately $137.4 million. Three of the facilities were acquired in July for $17.0 million.

The purchases of the remaining twenty-three facilities by the Company are subject to customary conditions to closing, and there is no assurance that any of these facilities will be acquired.

15.	SUBSEQUENT EVENTS

On July 1, 2011, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on July 26, 2011 to shareholders of record on July 11, 2011. The total dividend paid amounted to $12.5 million.

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at August 5, 2011 the margin is 2.0%). The proceeds from this term note were used to repay the Company’s previous line of credit and a portion of the $150 million bank term note that was to mature June 2012. The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at August 5, 2011 the margin is 2.0%), and requires a 0.20% facility fee. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured commitments for an additional $100 million term note with a delayed draw feature that will be used to fund the Company’s mortgage maturities scheduled for December 2011 and March 2012. The delayed draw term note would mature August 2018 and bear interest at LIBOR plus a margin based on the Company’s credit rating (at August 5, 2011 the margin is 2.0%).

On August 5, 2011, the Company also entered into a $100 million term note maturing August 2021 bearing interest at a fixed rate of 5.54% (based on the Company’s credit rating at August 5, 2011). The proceeds from this term note were used to repay the remaining portion of the Company’s $150 million bank term note that was to mature June 2012.

The Company has entered into a new interest rate swap agreement in July 2011 with notional amounts totaling $125 million which will essentially fix the rate on the new $125 million bank term note from September 1, 2011 through August 2018 at 4.37%. In conjunction with the new unsecured credit agreements, on August 5, 2011 the Company terminated two interest rate swap agreements and will incur an expense in the 3rd quarter of 2011 of approximately $5.5 million relating to the early termination of these agreements.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2011 THROUGH JUNE 30, 2011, COMPARED TO THE PERIOD APRIL 1, 2010 THROUGH JUNE 30, 2010

We recorded rental revenues of $48.0 million for the three months ended June 30, 2011, an increase of $3.0 million or 6.6% when compared to rental revenues of $45.1 million for the same period in 2010. Of the increase in rental revenue, $2.1 million resulted from a 4.7% increase in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2010, excluding one property developed in 2009 – see summary below). The increase in same store rental revenues was a result of a 4.0% increase in average rental income per square foot and the collection of upfront administrative fees offset by a 20 basis point decrease in average occupancy. The remaining increase in rental revenue of $0.9 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of seven properties completed in December 2010. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2011 primarily as a result of commissions earned from our customer insurance program.

Property operating expenses increased $0.3 million or 2.8%, in the three month ended June 30, 2011 compared to the same period in 2010. $0.1 million of the increase resulted from increases in personnel and maintenance costs at the 344 core properties considered in the same store pool. The remaining increase in operating expenses of $0.2 million resulted from the seven properties acquired in December 2010. Property tax expense decreased $0.1 million as a result of lower estimated property taxes, partially offset by the inclusion of taxes on the properties acquired in 2010. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, snowplowing, and property taxes.

Net operating income increased $3.1 million or 10.6% as a result of an 8.5% increase in our quarterly same store net operating income and the acquisitions completed at the end of 2010.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, amounts attributable to noncontrolling interests, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following reconciles NOI generated by our self-storage facilities to our net income in our June 30, 2011 consolidated financial statements.

(dollars in thousands)	Three Months Ended Jun. 30, 2011	Three Months Ended Jun. 30, 2010	Six Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2010
Net operating income
Same store	$31,748	$29,248	$61,823	$58,050
Other stores	1,027	378	1,931	716

Total net operating income	32,775	29,626	63,754	58,766
General and administrative	(6,028)	(4,967)	(11,842)	(10,107)
Depreciation and amortization	(8,657)	(8,202)	(17,282)	(16,402)
Interest expense	(8,082)	(7,929)	(15,979)	(15,808)
Interest income	8	21	26	41
Equity in income of joint ventures	64	69	104	139
Income from discontinued operations	—	7,686	—	7,562

Net income	$10,080	$16,304	$18,781	$24,191

Our quarterly same store results consist of only those properties that were included in our consolidated results since April 1, 2010, excluding one property we developed in 2009. The following table sets forth operating data for our 344 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Quarterly Same Store Summary

	Three months ended June 30,		Percentage
(dollars in thousands)	2011	2010	Change
Same store rental income	$47,125	$45,018	4.7%
Same store other operating income	2,150	1,826	17.7%

Total same store operating income	49,275	46,844	5.2%

Same store property operations and maintenance	12,572	12,470	0.8%
Same store real estate taxes	4,955	5,126	(3.3%)

Total same store operating expenses	17,527	17,596	(0.4%)

Same store net operating income	$31,748	$29,248	8.5%

			Change
Quarterly same store move ins	37,699	42,003	(4,304)
Quarterly same store move outs	33,551	35,310	(1,759)

Difference	4,148	6,693	(2,545)

We believe the decrease in same store move ins is a result of reduced upfront special promotions in 2011 as compared to 2010. The aggressive upfront special promotions offered in 2010 resulted in short stay customers taking advantage of the special which resulted in higher move ins and outs in 2010.

General and administrative expenses increased $1.1 million or 21.4% from the three months ended June 30, 2010 compared to the same period in 2011. The key drivers of the increase were a $0.4 million increase in personnel costs, a $0.2 million increase in internet advertising, $0.1 million related to the expansion of our third party management program, $0.1 million in acquisition related costs and $0.1 million in tax expense related to our taxable REIT subsidiary.

Depreciation and amortization expense increased to $8.7 million in the three months ended June 30, 2011 from $8.2 million in same period of 2010, primarily as a result of depreciation on the seven properties acquired in December 2010.

Interest expense remained relatively flat as rates and borrowing did not fluctuate significantly from the second quarter of 2010 to the same period in 2011.

As described in Note 5 to the financial statements, during 2010, the Company sold ten non-strategic storage facilities for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. Of the ten properties sold in 2010, eight facilities were sold in May 2010 for net proceeds of approximately $21.3 million. A gain of $7.5 million was recorded in the three months ended June 30, 2010. The operations of the eight facilities sold in the second quarter of 2010 and the gain on sale of the eight facilities are reported as discontinued operations for the three months ended June 30, 2010.

Net income attributable to noncontrolling interest decreased from $0.5 million for the three months ended June 30, 2010 to $0.3 million for the same period in 2011 as a result of our May 2011 additional investment in Locke Sovran II in which we purchased the remaining noncontrolling interest in that entity.

FOR THE PERIOD JANUARY 1, 2011 THROUGH JUNE 30, 2011, COMPARED TO THE PERIOD JANUARY 1, 2010 THROUGH JUNE 30, 2010

We recorded rental revenues of $95.1 million for the six months ended June 30, 2011, an increase of $4.7 million or 5.2% when compared to rental revenues of $90.4 million for the same period in 2010. Of the increase in rental revenue, $3.1 million resulted from a 3.4% increase in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2010, excluding one property developed in 2009 – see detail below). The increase in same store rental revenues was a result of a 2.3% increase in average rental income per square foot and the collection of upfront administrative fees. Average occupancy was relatively flat for the six month periods in both years. The remaining increase in rental revenue of $1.6 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of seven properties completed in December 2010. Other income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased in 2011 primarily as a result of commissions earned from our customer insurance program.

Property operating expenses increased $0.9 million or 3.6% in the six month ended June 30, 2011 compared to the same period in 2010. $0.5 million of the increase resulted from increases in personnel, maintenance and snow removal costs at the 344 core properties considered in same store pool. The remaining increase in operating expenses of $0.4 million resulted from the seven properties acquired in December 2010. Property tax expense decreased $0.3 million as a result of lower estimated property taxes, partially offset by the inclusion of taxes on the properties acquired in 2010. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, repair, snowplowing, and property taxes.

Net operating income increased $5.0 million or 8.5% as a result of a 6.5% increase in our year to date same store net operating income and the acquisitions completed at the end of 2010.

Our year to date same store results consist of only those properties that were included in our consolidated results since January 1, 2010, excluding one property we developed in 2009. The following table sets forth operating data for our 344 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Year-to-Date Same Store Summary

	Six months ended June 30,		Percentage
(dollars in thousands)	2011	2010	Change
Same store rental income	$93,407	$90,339	3.4%
Same store other operating income	4,110	3,363	22.2%

Total same store operating income	97,517	93,702	4.1%

Same store property operations and maintenance	25,785	25,330	1.8%
Same store real estate taxes	9,909	10,322	(4.0%)

Total same store operating expenses	35,694	35,652	0.1%

Same store net operating income	$61,823	$58,050	6.5%

			Change
Year-to-date same store move ins	69,792	74,615	(4,823)
Year-to-date same store move outs	66,094	69,690	(3,596)

Difference	3,698	4,925	(1,227)

General and administrative expenses increased $1.7 million or 17.2% from the six months ended June 30, 2010 compared to the same period in 2011. The key drivers of the increase were a $0.5 million increase in personnel costs, a $0.4 million increase in internet advertising, $0.2 million related to the expansion of our third party management program, and $0.1 million in tax expense related to our taxable REIT subsidiary.

Depreciation and amortization expense increased to $17.3 million in the six months ended June 30, 2011 from $16.4 million in same period of 2010, primarily as a result of depreciation on the seven properties acquired in December 2010.

Interest expense remained relatively flat as rates and borrowing did not fluctuate significantly from the first six months of 2010 to the same period in 2011.

As described in Note 5 to the financial statements, during 2010, the Company sold ten non-strategic storage facilities for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. The operations of the ten facilities sold in 2010 and the gain on sale are reported as discontinued operations in 2010.

Net income attributable to noncontrolling interest decreased from $1.0 million for the six months ended June 30, 2010 to $0.8 million for the same period in 2011 as a result of our May 2011 additional investment in Locke Sovran II in which we bought out the remaining noncontrolling interest in that entity.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2011	June 30, 2010
Net income attributable to common shareholders	$17,997	$23,188
Net income attributable to noncontrolling interest	784	1,003
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	17,282	16,402
Depreciation of real estate included in discontinued operations	—	217
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	397	391
Gain on sale of real estate	—	(6,944)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(428)	(463)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(567)	(680)

FFO available to common shareholders	$35,465	$33,114

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2011, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At June 30, 2011, our leverage ratio as defined in the agreements was approximately 44%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders. Future draws on our line of credit may be limited due to covenant restrictions.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders.

Cash flows from operating activities were $34.4 million and $32.5 million for the six months ended June 30, 2011, and 2010, respectively. The increase in operating cash flows from 2010 to 2011 was primarily due to an increase in income from continuing operations.

Cash (used in) provided by investing activities was ($16.7) million and $14.1 million for the six months ended June 30, 2011 and 2010 respectively. The increase in cash used from 2010 to 2011 was due to deposits on the 26 self storage facilities that were being reviewed for purchase at June 30, 2011, the acquisition of a storage facility as part of the investment in the West Deptford JV LLC joint venture, and increased improvements at our existing facilities. The 2010 cash provided by investing activities included $23.5 million of proceeds from the sale of ten storage facilities.

Cash used in financing activities was $15.8 million for the six months ended June 30, 2011, compared to $29.2 million for the same period in 2010. In 2011, we borrowed under our line of credit to fund capital improvements, our additional investment in Locke Sovran II, our investment in the West Deptford JV LLC joint venture, and the deposits on the 26 stores previously mentioned. Capital improvements for the six months ended June 30, 2010 were funded with operating cash flow and proceeds from the sale of 10 storage facilities.

In 2008, we entered into agreements relating to unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $250 million unsecured term note maturing in June 2012 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2011 the margin is 1.625%). In October 2009, the Company repaid $100 million of this term note. The agreements also provide for a $125 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2011 the margin is 1.375%), and requires a 0.25% facility fee. The interest rate at June 30, 2011 on the Company’s available line of credit was approximately 1.56% (1.64% at December 31, 2010). At June 30, 2011, there was $90 million available on the unsecured line of credit. The revolving line of credit initially had a maturity date of June 2011. During the first quarter of 2011, the Company exercised its option to extend the maturity date of the revolving line of credit to June 2012. The Company was required to pay a 25 basis point fee ($0.3 million) to execute the extension. The 2008 unsecured credit agreements were replaced on August 5, 2011.

On August 5, 2011, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at August 5, 2011 the margin is 2.0%). The proceeds from this term note were used to repay amounts outstanding under the Company’s previous line of credit and a portion of the $150 million bank term note that was to mature June 2012. The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at August 5, 2011 the margin is 2.0%), and requires a 0.20% facility fee. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured commitments for an additional $100 million term note with a delayed draw feature that will be used to fund the Company’s mortgage maturities scheduled for December 2011 and March 2012. The delayed draw term note would mature August 2018 and bear interest at LIBOR plus a margin based on the Company’s credit rating (at August 5, 2011 the margin is 2.0%).

On August 5, 2011, the Company also entered into a $100 million term note maturing August 2021 bearing interest at a fixed rate of 5.54% (based on the Company’s credit rating at August 5, 2011). A portion of the proceeds from this term note were used to repay the remaining unpaid principal balance of $150 million on the bank term note that was to mature June 2012.

The Company has entered into a new interest rate swap agreement in July 2011 with notional amounts totaling $125 million which will essentially fix the rate on the new $125 million unsecured term note from September 1, 2011 through August 2018 at 4.37%. On August 5, 2011 the Company terminated two interest rate swap agreements and will incur an expense in the 3rd quarter of 2011 of approximately $5.5 million relating to the early termination of these agreements.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2011, the entire availability under on our line of credit could be drawn without violating our debt covenants.

We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38% (based on our June 30, 2011 credit ratings). These term notes were not being repaid as part of the new credit agreements, and will remain outstanding.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB-).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $77.8 million of mortgages payable as detailed below:

•

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.5 million, principal and interest paid monthly. The outstanding balance at June 30, 2011 on this mortgage was $27.5 million.

•

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.4 million, principal and interest paid monthly. The outstanding balance at June 30, 2011 on this mortgage was $39.6 million.

•

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.5 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at June 30, 2011 on this mortgage was $3.1 million.

•

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at June 30, 2011 on this mortgage was $0.9 million.

•

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly. The outstanding balance at June 30, 2011 on this mortgage was $1.0 million.

•

7.50% mortgage notes due August 2011, secured by 3 self-storage facilities with an aggregate net book value of $14.6 million, principal and interest paid monthly. Estimated market rate at time of acquisition 6.42%. The outstanding balance at June 30, 2011 on this mortgage was $5.5 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, and 7.50% mortgage notes in connection with the acquisitions of storage facilities in 2005 and 2006.

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2010 or 2011. We may reinstate our Dividend Reinvestment Plan in 2011.

During 2011 and 2010, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2011, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In June 2011, in conjunction with our investment in a joint venture (West Deptford JV LLC), we acquired one New Jersey property comprising 97,000 square feet. Based on the trailing financials of the entity from which the property was acquired, the capitalization rate on the $4.2 million purchase was 8%.

In April and May 2010 we sold ten non-strategic storage facilities in Georgia, North Carolina, Michigan and Virginia for net proceeds of $23.7 million, resulting in a gain of $6.9 million.

We may seek to sell additional properties to third parties or joint venture programs in 2011.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We intend to finance our external growth strategy through a combination of debt and equity financings, including the new credit financing arrangements entered into on August 5, 2011 described above. There can be no assurance that any future debt or equity financing needed to finance our external growth strategy will be available on acceptable terms, or at all. At June 30, 2011, the Company and a joint venture partner were in negotiations to acquire nineteen self-storage facilities for $160.4 million. The Company is a 15% owner of the joint venture. The nineteen facilities were purchased in July and August of 2011. The Company’s cash contribution after mortgage financing for these acquisitions was approximately $11 million and was contributed to the joint venture in July and August 2011. In addition, at June 30, 2011, the Company was under contract to directly acquire twenty-six self-storage facilities for approximately $137.4 million. Three of the facilities were acquired in July for $17 million. The purchase of the remaining facilities is subject to customary conditions to closing, and there is no assurance that any of these facilities will be acquired.

In the six months ended June 30, 2011, we added 114,000 square feet to existing Properties, for a total cost of approximately $6.8 million. In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million. Although we do not expect to construct any new facilities in 2011, we do plan to expend up to $32 million to expand and enhance existing facilities.

We also expect to continue making capital expenditures on our properties. This includes repainting, paving, and remodeling of the office buildings. For the first six months of 2011 we spent approximately $6.6 million on such improvements and we expect to spend approximately $6.0 million for the remainder of 2011.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2011, 339,025 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At June 30, 2011, we have three outstanding interest rate swap agreements as summarized below:

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

Through June 2012, $400 million of our $435 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $435 million at June 30, 2011, a 100 basis point increase in interest rates would have a $0.4 million effect on our interest expense.

In July 2011, the Company entered into a new interest rate swap agreement. In addition, on August 5, 2011, the Company terminated two interest rate swap agreements. See subsequent events footnote 15 in the financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2011. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2011.

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

During the quarterly period ended June 30, 2011, the Company issued 2,000 shares of common stock to one of its directors as a result of his exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $71,280 in connection with such issuance. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at June 30, 2011 and December 31, 2010;

(ii)    Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010;

(iii)  Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010;

(iv)   Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; and

(v)    Notes to Consolidated Financial Statements.

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

August 8, 2011

Date