Form 10-Q
period 2011-09-30
SOVRAN SELF STORAGE INC
filed 2011-11-04
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Smaller Reporting Company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No  [ X ]

As of October 28, 2011, 27,854,921 shares of Common Stock, $.01 par value per share, were outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2011 (unaudited)	December 31, 2010
Assets
Investment in storage facilities:
Land	$269,450	$240,651
Building, equipment, and construction in progress	1,314,477	1,179,305

	1,583,927	1,419,956
Less: accumulated depreciation	(297,147)	(271,797)

Investment in storage facilities, net	1,286,780	1,148,159
Cash and cash equivalents	6,573	5,766
Accounts receivable	2,413	2,377
Receivable from unconsolidated joint venture	502	253
Investments in unconsolidated joint ventures	30,911	19,730
Prepaid expenses	4,948	4,408
Other assets	8,361	4,848

Total Assets	$1,340,488	$1,185,541

Liabilities
Line of credit	$114,000	$10,000
Term notes	475,000	400,000
Accounts payable and accrued liabilities	30,365	23,991
Deferred revenue	5,929	4,925
Fair value of interest rate swap agreements	8,649	10,528
Mortgages payable	74,182	78,954

Total Liabilities	708,125	528,398

Noncontrolling redeemable Operating Partnership Units at redemption value	12,601	12,480

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 27,834,616 shares outstanding (27,650,829 at December 31, 2010)	290	288
Additional paid-in capital	820,641	816,986
Dividends in excess of net income	(165,629)	(148,264)
Accumulated other comprehensive loss	(8,365)	(10,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	619,762	631,581
Noncontrolling interest- consolidated joint venture	-	13,082

Total Equity	619,762	644,663

Total Liabilities and Shareholders’ Equity	$1,340,488	$1,185,541

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	July 1, 2011	July 1, 2010
(dollars in thousands, except per share data)	to September 30, 2011	to September 30, 2010

Revenues
Rental income	$ 50,332	$ 46,196
Other operating income	3,922	2,427

Total operating revenues	54,254	48,623

Expenses
Property operations and maintenance	13,888	13,197
Real estate taxes	5,243	4,940
General and administrative	6,637	4,960
Acquisition costs	2,913	23
Depreciation and amortization	8,940	8,215

Total operating expenses	37,621	31,335

Income from operations	16,633	17,288

Other income (expenses)
Interest expense	(13,760)	(7,954)
Interest income	5	24
Equity in (losses) income of joint ventures	(512)	16

Net income	2,366	9,374
Net income attributable to noncontrolling interest	(27)	(451)

Net income attributable to common shareholders	$ 2,339	$ 8,923

Earnings per common share attributable to common shareholders - basic	$ 0.08	$ 0.32

Earnings per common share attributable to common shareholders - diluted	$ 0.08	$ 0.32

Common shares used in basic earnings per share calculation	27,593,338	27,485,416

Common shares used in diluted earnings per share calculation	27,634,029	27,525,279

Dividends declared per common share	$ 0.45	$ 0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	January 1, 2011	January 1, 2010
(dollars in thousands, except per share data)	to September 30, 2011	to September 30, 2010

Revenues
Rental income	$ 145,472	$ 136,606
Other operating income	9,027	6,610

Total operating revenues	154,499	143,216

Expenses
Property operations and maintenance	40,291	38,673
Real estate taxes	15,331	15,290
General and administrative	18,344	14,954
Acquisition costs	3,048	136
Depreciation and amortization	26,222	24,617

Total operating expenses	103,236	93,670

Income from operations	51,263	49,546

Other income (expenses)
Interest expense	(29,739)	(23,762)
Interest income	31	65
Equity in (losses) income of joint ventures	(408)	154

Income from continuing operations	21,147	26,003
Income from discontinued operations (including gain on disposal of $6,944 in 2010)	-	7,562

Net income	21,147	33,565
Net income attributable to noncontrolling interest	(811)	(1,454)

Net income attributable to common shareholders	$ 20,336	$ 32,111

Earnings per common share attributable to common shareholders - basic
Continuing operations	$ 0.74	$ 0.89
Discontinued operations	-	0.28

Earnings per share - basic	$ 0.74	$ 1.17

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$ 0.74	$ 0.89
Discontinued operations	-	0.28

Earnings per share - diluted	$ 0.74	$ 1.17

Common shares used in basic earnings per share calculation	27,563,536	27,464,672

Common shares used in diluted earnings per share calculation	27,607,567	27,504,175

Dividends declared per common share	$1.35	$1.35

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	$21,147	$21,147
(dollars in thousands)	January 1, 2011 to September 30, 2011	January 1, 2010 to September 30, 2010
Operating Activities
Net income	$21,147	$33,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,222	24,834
Amortization of deferred financing fees	931	773
Gain on sale of storage facilities	-	(6,944)
Equity in losses (income) of joint ventures	408	(154)
Distributions from unconsolidated joint venture	471	380
Non-vested stock earned	1,026	955
Stock option expense	253	281
Changes in assets and liabilities:
Accounts receivable	68	58
Prepaid expenses	(527)	(1,116)
Accounts payable and other liabilities	5,895	2,357
Deferred revenue	44	(56)

Net cash provided by operating activities	55,938	54,933

Investing Activities
Acquisitions of storage facilities	(145,873)	-
Improvements, equipment additions, and construction in progress	(17,181)	(14,649)
Net proceeds from the sale of storage facilities	-	23,490
Investment in unconsolidated joint ventures	(12,150)	-
Advances to joint ventures	(326)	(59)
Property deposits	(347)	-

Net cash (used in) provided by investing activities	(175,877)	8,782

Financing Activities
Net proceeds from sale of common stock	5,679	686
Proceeds from line of credit and term notes	413,000	17,000
Repayments of line of credit and term notes	(234,000)	(17,000)
Financing costs	(4,060)	-
Dividends paid-common stock	(37,366)	(37,221)
Distributions to noncontrolling interest holders	(1,025)	(1,536)
Redemption of operating partnership units	-	(2,747)
Additional investment in Locke Sovran II	(14,199)	-
Mortgage principal payments	(7,283)	(1,680)

Net cash provided by (used in) financing activities	120,746	(42,498)

Net increase in cash	807	21,217
Cash at beginning of period	5,766	10,710

Cash at end of period	$6,573	$31,927

Supplemental cash flow information
Cash paid for interest	$26,582	$22,008

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Jul. 1, 2011	Jul. 1, 2010	Jan. 1, 2011	Jan. 1, 2010
	to	to	to	to
(dollars in thousands)	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010

Net income	$ 2,366	$ 9,374	$ 21,147	$ 33,565
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(866)	112	1,889	(872)

Total comprehensive income	$ 1,500	$ 9,486	$ 23,036	$ 32,693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassification: Certain amounts from the 2010 financial statements have been reclassified as a result of separating acquisition costs from general and administrative expenses on the consolidated statements of operations.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At September 30, 2011, we had an ownership interest in and or managed 432 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 432 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 19 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, one property that we manage for a consolidated joint venture (West Deptford JV LLC) of which we have a 20% common ownership interest and a preferred interest, and eight properties that we manage and have no ownership interest. Over 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of September 30, 2011. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a 20% common interest and a preferred interest with an 8% return on the Company’s investment. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the above, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At September 30, 2011 and December 31, 2010, there were 339,025 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2011 and December 31, 2010, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

Changes in total equity, equity attributable to the parent and equity attributable to noncontrolling interests consist of the following:

(dollars in thousands)	Parent	Noncontrolling Interests	Total

Balance at December 31, 2010	$ 631,581	$ 13,082	$ 644,663

Net income attributable to the parent	20,336	-	20,336
Net income attributable to noncontrolling interest holders	-	567	567
Change in fair value of derivatives	1,889	-	1,889
Dividends	(37,366)	-	(37,366)
Distributions to noncontrolling interest holders	-	(567)	(567)
Adjustment of noncontrolling redeemable Operating Partnership units to carrying value	(335)	-	(335)
Net proceeds from issuance of stock through Stock Option Plan and “at the market” offering	5,679	-	5,679
Additional paid-in capital related to stock based compensation	1,896	-	1,896
Additional investment in Locke Sovran II, LLC	(3,918)	(13,082)	(17,000)

Balance at September 30, 2011	$ 619,762	$ -	$ 619,762

3.	STOCK BASED COMPENSATION

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

For the three months ended September 30, 2011 and 2010, the Company recorded compensation expense (included in general and administrative expense) of $58,000 and $75,000, respectively, related to stock options and $356,000 and $302,000, respectively, related to amortization of non-vested stock grants. For the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense (included in general and administrative expense) of $253,000 and $281,000, respectively, related to stock options and $1,026,000 and $955,000, respectively, related to amortization of non-vested stock grants.

During the three months ended September 30, 2011 and 2010, employees exercised 4,500 and 4,950 stock options respectively, and 13,335 and 9,395 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2011 and 2010, employees exercised 25,800 and 23,150 stock options respectively, and 52,744 and 37,956 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2011.

(dollars in thousands)
Cost:
Beginning balance	$1,419,956
Acquisition of storage facilities	147,094
Improvements and equipment additions	17,077
Net increase in construction in progress	168
Dispositions	(368)

Ending balance	$1,583,927

Accumulated Depreciation:
Beginning balance	$271,797
Depreciation expense during the period	25,655
Dispositions	(305)

Ending balance	$297,147

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). During the nine months ended September 30, 2011, the Company acquired 28 self-storage facilities and the purchase price of the facilities was assigned to the fair value of land ($28.8 million), building ($116.2 million), equipment ($2.1 million) and in-place customer leases ($3.4 million). The facilities are located in Georgia (1), Missouri (1), New Jersey (3), Texas (22), and Virginia (1) with a total of 1.9 million net rental square feet. The operating results of the acquired facilities are included in the Company’s operations since the acquisition date. The fair values of the assets acquired have been preliminarily determined and are subject to change pending the Company’s final analysis of underlying market data used to develop its supporting fair value assumptions. The Company expects to complete this analysis and record any final adjustments to the fair values of the assets acquired during the fourth quarter ended December 31, 2011.

5.	DISCONTINUED OPERATIONS

In April and May 2010, the Company sold ten non-strategic storage facilities in Georgia, Michigan, North Carolina and Virginia for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. The operations of the ten facilities sold in 2010 and the gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2010. The following is a summary of the amounts reported as discontinued operations:

Jan. 1, 2010
to
(dollars in thousands)	Sep. 30, 2010

Total revenue	$ 1,404
Property operations and maintenance expense	(487)
Real estate tax expense	(82)
Depreciation and amortization expense	(217)
Net gain on sale of property	6,944

Total income from discontinued operations	$ 7,562

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2011 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2011 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at September 30, 2011 on the Company’s available line of credit was approximately 2.23% (1.64% at December 31, 2010). The proceeds from this term note and draws on the new line of credit were used to repay the Company’s previous line of credit and the Company’s $150 million bank term note that was to mature June 2012. At September 30, 2011, there was $61 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured commitments for an additional $100 million term note with a delayed draw feature that will be used to fund the Company’s mortgage maturities scheduled for December 2011 and March 2012. The delayed draw term note would mature August 2018 and bear interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2011 the margin is 2.0%).

On August 5, 2011, the Company also entered into a $100 million term note maturing August 2021 bearing interest at a fixed rate of 5.54%. The interest rate on the term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded. The proceeds from this term note were used to fund acquisitions and investments in unconsolidated joint ventures.

In connection with the new unsecured revolving line of credit and term notes, the Company incurred a total of approximately $3.7 million in fees paid to the creditors which have been deferred and will be amortized over the life of the new credit facility and term notes.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2011, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2011 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7.	MORTGAGES PAYABLE

Mortgages payable at September 30, 2011 and December 31, 2010 consist of the following:

(dollars in thousands)	September 30, 2011	December 31, 2010

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.4 million, principal and interest paid monthly (effective interest rate 7.50%)

	$ 27,315	$ 27,817

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.0 million, principal and interest paid monthly (effective interest rate 7.35%)	39,299	40,264

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.4 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40% (effective interest rate 5.74%)	3,103	3,220

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.87%)	932	952

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly (effective interest rate 6.45%)	1,022	1,044

7.50% mortgage notes secured by 3 self-storage facilities, repaid August 2011	-	5,657

5.99% mortgage note due May 2026, secured by 1 self-storage facility with an aggregate net book value of $4.2 million, principal and interest paid monthly (effective interest rate 5.99%)	2,511	-

Total mortgages payable	$ 74,182	$ 78,954

The Company assumed the 7.25%, 6.76%, 6.35%, and 5.99% mortgage notes in connection with the acquisitions of storage facilities from 2005 through 2011. The 7.25% mortgage was recorded at its estimated fair value based upon the estimated market rate at the time of the acquisition of 5.40%. The carrying value of this mortgage exceeds the outstanding principal balance by less than $0.1 million at September 30, 2011, and this premium will be amortized over the remaining term of the mortgage based on the effective interest method.

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Line of credit - variable rate LIBOR + 2.0% (2.23% at September 30, 2011)	-	-	-	-	-	$114,000	$114,000	$114,000

Notes Payable:
Term note - variable rate LIBOR+2.0% (2.23% at September 30, 2011)	-	-	-	-	-	$125,000	$125,000	$125,000
Term note - variable rate LIBOR+1.50% (1.99% at September 30, 2011)	-	-	$ 20,000	-	-	-	$ 20,000	$ 20,000

Term note - fixed rate 6.26%	-	-	$ 80,000	-	-	-	$ 80,000	$ 84,627

Term note - fixed rate 6.38%	-	-	-	-	-	$150,000	$150,000	$162,781

Term note - fixed rate 5.54%	-	-	-	-	-	$100,000	$100,000	$95,709

Mortgage note - fixed rate 7.80%	$27,315	-	-	-	-	-	$ 27,315	$ 27,514

Mortgage note - fixed rate 7.19%	$ 336	$ 38,963	-	-	-	-	$ 39,299	$ 39,871

Mortgage note - fixed rate 7.25%	$ 3,103	-	-	-	-	-	$ 3,103	$ 3,113

Mortgage note - fixed rate 6.76%	$ 7	$ 29	$ 896	-	-	-	$ 932	$ 976

Mortgage note - fixed rate 6.35%	$ 8	$ 31	$ 34	$ 949	-	-	$ 1,022	$ 1,067

Mortgage notes - fixed rate 5.99%	$ 27	$ 112	$ 119	$ 126	$134	$1,993	$ 2,511	$ 2,522

Interest rate derivatives – liability	-	-	-	-	-	-	-	$ 8,649

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2011 and 2010.

The Company has six interest rate swap agreements in effect at September 30, 2011 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company during the nine months ended September 30, 2011. During the nine months ended September 30, 2011 and 2010, the net reclassification from AOCL to interest expense was $9.8 million and $5.4 million, respectively, based on payments made under swap agreements. Based on current interest rates, the Company had estimated that payments under the interest rate swaps would be approximately $4.5 million for the twelve months ended September 30, 2012. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $8.6 million and $10.5 million at September 30, 2011 and December 31, 2010, respectively.

In August 2011, the Company repaid $150 million in variable rate term notes. In August 2011, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in the three months ended September 30, 2011 include $5.5 million in costs to terminate the interest rate swaps. The cost approximated the fair market values of the swaps at the date of termination.

(dollars in thousands)	Jan. 1, 2011 to Sep. 30, 2011	Jan. 1, 2010 to Sep. 30, 2010

Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$ (9,841)	$ (5,353)

Adjustments to other comprehensive (loss) income:
Realized loss reclassified to interest expense	9,841	5,353
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(7,952)	(6,225)

Gain (loss) included in other comprehensive (loss) income	$ 1,889	$ (872)

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(8,649)	-	(8,649)	-

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During the nine months ended September 30, 2011 and 2010 assets measured at fair value on a non-recurring basis included the assets acquired in connection with the acquisition of 28 storage facilities purchased during the 2011 period. To determine the fair value of land the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a level 2 input. To determine the fair value of buildings and equipment, the Company used current replacement cost based on internal data derived from recent construction projects or equipment purchases, which are considered level 3 inputs. To determine the fair value of in-place customer leases, the Company used an income approach based on estimates of future income derived from customers in existence at the date of acquisition using historical income derived from the leases with those customers, which are level 3 inputs. The fair values preliminarily assigned to these assets during the nine-months ended September 30, 2011 are disclosed in Note 4.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2011 was $19.8 million. Twenty five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. As of September 30, 2011, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs. This difference is not amortized, it is included in the carrying value of the investment, which is assessed for impairment on a periodic basis.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2011 was $11.1 million. Nineteen properties were acquired by Sovran HHF II during the three months ended September 30, 2011 for approximately $160.4 million. Sovran HHF II recorded $4.9 million of acquisition related costs as expense during this period. For the three months ended September 30, 2011, the Company contributed $11.8 million to the joint venture as its share of capital required to fund the acquisitions.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.2 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively. The management and call center fees earned by the Company for the three months ended September 30, 2011 and September 30, 2010 totaled $0.6 million and $0.3 million, respectively. The Company also received an acquisition fee of $0.7 million, for securing purchases for Sovran HHF II in 2011.

The Company’s share of Sovran HHF and Sovran HHF II’s (loss) income for the nine months ended September 30, 2011 and September 30, 2010 was ($497,000) and $146,000, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s (loss) income for the three months ended September 30, 2011 and September 30, 2010 was ($637,000) and $53,000, respectively. Included in the Company’s share of the loss of Sovran HHF Storage Holdings II LLC for the nine months ended September 30, 2011 is the Company’s share of property acquisition related costs of $0.7 million.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at September 30, 2011 and $0.6 million at December 31, 2010, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s (loss) for the nine months ended September 30, 2011 and September 30, 2010 was ($59,000) and ($22,000), respectively. The Company’s share of Iskalo Office Holdings, LLC’s (loss) for the three months ended September 30, 2011 and September 30, 2010 was ($4,000) and $(48,000), respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2011 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$ 163,449	$ 159,481	$ -
Investment in office building	-	-	5,366
Other assets	4,554	3,893	586

Total Assets	$ 168,003	$ 163,374	$ 5,952

Due to the Company	$ 264	$ 238	$ -
Mortgages payable	74,032	88,455	6,789
Other liabilities	3,277	1,313	698

Total Liabilities	77,573	90,006	7,487

Unaffiliated partners’ equity (deficiency)	72,344	62,279	(1,056)
Company equity (deficiency)	18,086	11,089	(479)

Total Liabilities and Partners’ Equity (deficiency)	$ 168,003	$ 163,374	$ 5,952

Income Statement Data:
Total revenues	$ 13,747	$ 3,888	$ 683
Depreciation and amortization of customer list	(2,747)	(1,064)	(156)
Other expenses	(9,878)	(7,636)	(647)

Net income (loss)	$ 1,122	$ (4,812)	$ (120)

Included in other expenses of Sovran HHF Storage Holdings II LLC for the nine months ended September 30, 2011 is $4.9 million of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

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

The Company’s continuing practice is to recognize interest and/or penalties related to state income tax matters in income tax expense which is included in general and administrative expenses. No interest and penalties have been recognized for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, the Company had no amounts accrued related to uncertain tax positions. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

	Three Months	Three Months	Nine Months	Nine Months
(in thousands except per share data)	Ended	Ended	Ended	Ended
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010
Numerator:
Net income from continuing operations attributable to common shareholders	$ 2,339	$ 8,923	$ 20,336	$ 24,549

Denominator:
Denominator for basic earnings per share – weighted average shares	27,593	27,485	27,564	27,465
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	41	40	44	39

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	27,634	27,525	27,608	27,504

Basic earnings per common share from continuing operations attributable to common shareholders	$ 0.08	$ 0.32	$ 0.74	$ 0.89
Basic earnings per common share attributable to common shareholders	$ 0.08	$ 0.32	$ 0.74	$ 1.17

Diluted earnings per common share from continuing operations attributable to common shareholders	$ 0.08	$ 0.32	$ 0.74	$ 0.89
Diluted earnings per common share attributable to common shareholders	$ 0.08	$ 0.32	$ 0.74	$ 1.17

Not included in the effect of dilutive securities above are 309,768 stock options and 141,482 unvested restricted shares for the three months ended September 30, 2011, and 318,268 stock options and 175,889 unvested restricted shares for the three months ended September 30, 2010, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 309,901 stock options and 147,131 unvested restricted shares for the nine months ended September 30, 2011, and 321,001 stock options and 150,100 unvested restricted shares for the nine months ended September 30, 2010, because their effect would be antidilutive.

13.	EQUITY OFFERING

On September 14, 2011, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), pursuant to which the Company may sell from time to time up to $125 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended September 30, 2011, the Company issued 130,837 shares of common stock under the Equity Program at a weighted average issue price of $39.35 per share, generating net proceeds of $4.8 million after deducting $0.1 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.2 million in connection with the Equity Program during the three months ended September 30, 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of September 30, 2011, the Company had $119.9 million available for issuance under the Equity Program.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

15.	COMMITMENT AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At September 30, 2011, the Company was under contract with a seller to acquire a self-storage facility for approximately $4.6 million. The purchase of this facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

In addition, Sovran HHF Storage Holdings II LLC, a joint venture in which the Company is a 15% owner, was under contract with a seller to acquire a self-storage facility for approximately $5.7 million. Sovran HHF Storage Holdings II LLC purchased the one property in October 2011. The Company contributed cash of $0.9 million to the joint venture as its share of capital required to fund the acquisition. This contribution will be recorded as an addition to investments in unconsolidated joint ventures in the fourth quarter of 2011.

16.	SUBSEQUENT EVENTS

On October 3, 2011, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on October 26, 2011 to shareholders of record on October 13, 2011. The total dividend paid amounted to $12.5 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2011 THROUGH SEPTEMBER 30, 2011, COMPARED TO THE PERIOD JULY 1, 2010 THROUGH SEPTEMBER 30, 2010

We recorded rental revenues of $50.3 million for the three months ended September 30, 2011, an increase of $4.1 million or 9.0% when compared to rental revenues of $46.2 million for the same period in 2010. Of the increase in rental revenue, $2.2 million resulted from a 4.7% increase in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2010, excluding one property developed in 2009 that continues to lease up – see summary below). The increase in same store rental revenues was a result of a 5.7% increase in average rental income per square foot and the collection of upfront administrative fees partially offset by a 110 basis point decrease in average occupancy. The remaining increase in rental revenue of $1.9 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 35 properties completed since September 30, 2010. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.5 million for the three months ended September 30, 2011 compared to the same period in 2010 primarily as a result of fees for managing the properties in the new joint venture which began operations in July 2011, and the $0.7 million acquisition fee received from that joint venture.

Property operating expenses increased $0.7 million or 5.2%, in the three months ended September 30, 2011 compared to the same period in 2010. $0.1 million of the increase resulted from increases in personnel and maintenance costs at the 344 core properties considered in the same store pool. The remaining increase in operating expenses of $0.6 million resulted from the 35 properties acquired since September 30, 2010. Property tax expense increased $0.3 million as a result of slightly higher estimated property taxes on the 344 same store pool and the inclusion of taxes on the properties acquired in 2010 and 2011. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, repairs, snowplowing, and property taxes.

Net operating income increased $4.6 million or 15.2% as a result of an 7.9% increase in our quarterly same store net operating income and the acquisitions completed since September 30, 2010.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, amounts attributable to noncontrolling interests, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the September 30, 2011 consolidated financial statements.

(dollars in thousands)	Three Months Ended Sep. 30, 2011	Three Months Ended Sep. 30, 2010	Nine Months Ended Sep. 30, 2011	Nine Months Ended Sep. 30, 2010

Net operating income
Same store	$ 32,457	$30,074	$ 94,281	$ 88,124
Other stores and management fee income	2,666	412	4,596	1,129

Total net operating income	35,123	30,486	98,877	89,253

General and administrative	(9,550)	(4,983)	(21,392)	(15,090)
Depreciation and amortization	(8,940)	(8,215)	(26,222)	(24,617)
Interest expense	(13,760)	(7,954)	(29,739)	(23,762)
Interest income	5	24	31	65
Equity in (losses) income of joint ventures	(512)	16	(408)	154
Income from discontinued operations	-	-	-	7,562

Net income	$ 2,366	$ 9,374	$ 21,147	$ 33,565

Our quarterly same store results consist of only those properties that were included in our consolidated results since July 1, 2010, excluding the one property we developed in 2009. The following table sets forth operating data for our 344 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Quarterly Same Store Summary

	Three months ended September 30,		Percentage
(dollars in thousands)	2011	2010	Change

Same store rental income	$ 48,314	$ 46,134	4.7%
Same store other operating income	2,337	1,988	17.6%

Total same store operating income	50,651	48,122	5.3%

Same store property operations and maintenance	13,189	13,123	0.5%
Same store real estate taxes	5,005	4,925	1.6%

Total same store operating expenses	18,194	18,048	0.8%

Same store net operating income	$ 32,457	$ 30,074	7.9%

Quarterly same store move ins	38,708	43,944	Change (5,236)
Quarterly same store move outs	38,804	43,256	(4,452)

Difference	(96)	688	(784)

We believe the decrease in same store move ins is a result of reduced upfront special promotions in 2011 as compared to 2010. The aggressive upfront special promotions offered in 2010 resulted in short stay customers taking advantage of the special which resulted in higher move ins and outs in 2010.

General and administrative expenses increased $1.7 million or 33.8% for the three months ended September 30, 2011 compared to the same period in 2010. The key drivers of the increase included a $0.7 million increase in personnel costs, a $0.2 million increase in internet advertising, and a $0.1 million increase related to the expansion of our third party management program.

Acquisition related costs increased by $2.9 million as a result of the 27 stores acquired in the three months ended September 30, 2011. No stores were purchased in the three months ended September 30, 2010.

Depreciation and amortization expense increased to $8.9 million in the three months ended September 30, 2011 from $8.2 million in same period of 2010, primarily as a result of depreciation on the 35 properties acquired since September 30, 2010.

Interest expense increased $5.8 million mainly due to the $5.5 million that was paid to terminate two interest rate swap agreements related to the $150 million term note that was repaid as part of our debt refinancing in August 2011.

Net income attributable to noncontrolling interest decreased from $0.5 million for the three months ended September 30, 2010 to $27,000 for the same period in 2011 as a result of our May 2011 additional investment in Locke Sovran II in which we purchased the remaining noncontrolling interest in that entity, and as a result of our lower net income.

FOR THE PERIOD JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011, COMPARED TO THE PERIOD JANUARY 1, 2010 THROUGH SEPTEMBER 30, 2010

We recorded rental revenues of $145.5 million for the nine months ended September 30, 2011, an increase of $8.9 million or 6.5% when compared to rental revenues of $136.6 million for the same period in 2010. Of the increase in rental revenue, $5.2 million resulted from a 3.8% increase in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2010, excluding one property developed in 2009 – see detail below). The increase in same store rental revenues was a result of a 3.4% increase in average rental income per square foot and the collection of upfront administrative fees. Average occupancy for the 9 month periods decreased approximately 20 basis points from 2010 to 2011. The remaining increase in rental revenue of $3.7 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 35 properties acquired since September 30, 2010. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased $2.4 million for the nine months ended September 30, 2011 compared to the same period in 2010 primarily as a result of fees for managing the properties in the new joint venture which began operation in July 2011, and the $0.7 million acquisition fee received from that joint venture.

Property operating expenses increased $1.6 million or 4.2% in the nine months ended September 30, 2011 compared to the same period in 2010. $0.5 million of the increase resulted from increases in personnel, maintenance and snow removal costs at the 344 core properties considered in same store pool. The remaining increase in operating expenses of $1.1 million resulted from the 35 properties acquired since September 30, 2010. Property tax expense was relatively flat as a result of the taxes on the 35 properties acquired since September 30, 2010, offset by reduced estimated taxes at the 344 same store properties. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, repairs, snowplowing, and property taxes.

Net operating income increased $9.6 million or 10.8% as a result of a 7.0% increase in our year to date same store net operating income and the 35 properties acquired since September 30, 2010.

Our year to date same store results consist of only those properties that were included in our consolidated results since January 1, 2010, excluding one property we developed in 2009. The following table sets forth operating data for our 344 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Year-to-Date Same Store Summary

(dollars in thousands)	Nine months ended September 30,		Percentage Change
	2011	2010

Same store rental income	$ 141,722	$ 136,473	3.8%
Same store other operating income	6,447	5,351	20.5%

Total same store operating income	148,169	141,824	4.5%

Same store property operations and maintenance	38,974	38,452	1.4%
Same store real estate taxes	14,914	15,248	(2.2%)

Total same store operating expenses	53,888	53,700	0.4%

Same store net operating income	$ 94,281	$ 88,124	7.0%

			Change
Year-to-date same store move ins	108,500	118,559	(10,059)
Year-to-date same store move outs	104,898	112,946	(8,048)

Difference	3,602	5,613	(2,011)

As noted earlier, we believe the decrease in same store move ins is a result of reduced upfront special promotions in 2011 as compared to 2010. The aggressive upfront special promotions offered in 2010 resulted in short stay customers taking advantage of the special which resulted in higher move ins and outs in 2010.

General and administrative expenses increased $3.4 million or 22.7% from the nine months ended September 30, 2010 compared to the same period in 2011. The key drivers included a $1.3 million increase in personnel costs, a $0.5 million increase in internet advertising, a $0.2 million increase related to the expansion of our third party management program, and a $0.1 million increase in tax expense related to our taxable REIT subsidiary.

Acquisition related costs increased by $2.9 million as a result of the 28 stores acquired in the nine months ended September 30, 2011. No stores were purchased in the nine months ended September 30, 2010.

Depreciation and amortization expense increased to $26.2 million in the nine months ended September 30, 2011 from $24.6 million in same period of 2010, primarily as a result of depreciation on the 35 properties acquired since September 30, 2010.

Interest expense increased $6.0 million mainly due to the $5.5 million that was paid to terminate two interest rate swap agreements related to the $150 million term note that was repaid as part of our debt refinancing in August 2011.

As described in Note 5 to the financial statements, during 2010, the Company sold ten non-strategic storage facilities for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. The operations of the ten facilities sold in 2010 and the gain on sale are reported as discontinued operations in 2010.

Net income attributable to noncontrolling interest decreased from $1.5 million for the nine months ended September 30, 2010 to $0.8 million for the same period in 2011 as a result of our May 2011 additional investment in Locke Sovran II in which we bought out the remaining noncontrolling interest in that entity, and as a result of our lower net income.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2011	September 30, 2010

Net income attributable to common shareholders	$ 20,336	$ 32,111
Net income attributable to noncontrolling interest	811	1,454
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	26,222	24,617
Depreciation of real estate included in discontinued operations	-	217
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	636	588
Gain on sale of real estate	-	(6,944)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(560)	(677)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	(567)	(1,020)

FFO available to common shareholders	$ 46,878	$ 50,346

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2011, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At September 30, 2011, our leverage ratio as defined in the agreements was approximately 48.5%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders. Future draws on our line of credit may be limited due to covenant restrictions.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders.

Cash flows from operating activities were $55.9 million and $54.9 million for the nine months ended September 30, 2011, and 2010, respectively. The increase in operating cash flows from 2010 to 2011 was primarily due to an increase in accounts payable and other liabilities.

Cash (used in) provided by investing activities was ($175.9) million and $8.8 million for the nine months ended September 30, 2011 and 2010 respectively. The increase in cash used from 2010 to 2011 was due to the acquisition of 28 self storage facilities during the nine months ended September 30, 2011, increased improvements at our existing facilities, and our investment in joint ventures. The 2010 cash provided by investing activities included $23.5 million of proceeds from the sale of ten storage facilities.

Cash provided by financing activities was $120.7 million for the nine months ended September 30, 2011, compared to cash used of $42.5 million for the same period in 2010. In 2011, we refinanced and increased our term notes by $75 million to fund a portion of the 28 self storage facilities acquired during the nine months ended September 30, 2011. In addition, we borrowed under our expanded line of credit to fund (i) the remaining portion of the 28 acquisitions, (ii) capital improvements, and (iii) our additional investment in Locke Sovran II. Capital improvements for the nine months ended September 30, 2010 were funded with operating cash flow and proceeds from the sale of 10 storage facilities.

On August 5, 2011, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2011 the margin is 2.0%).

The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2011 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at September 30, 2011 on the Company’s available line of credit was approximately 2.23% (1.64% at December 31, 2010). The proceeds from the $125 million unsecured term note and draws on the new line of credit were used to repay the Company’s previous line of credit and the Company’s $150 million bank term note that was to mature June 2012. At September 30, 2011, there was $61 million available on the unsecured line of credit. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, we secured commitments for an additional $100 million term note with a delayed draw feature that will be used to fund the Company’s mortgage maturities scheduled for December 2011 and March 2012. The delayed draw term note would mature August 2018 and bear interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2011 the margin is 2.0%). We have entered into new interest rate swap agreements in September 2011 with notional amounts totaling $100 million which will essentially fix the rate on the new $100 million unsecured delayed draw term note from December 30, 2011 through August 2017 at 3.6125%.

On August 5, 2011, we also entered into a $100 million term note maturing August 2021 bearing interest at a fixed rate of 5.54%. The interest rate on the term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded. The proceeds from this term note were used to fund acquisitions and investments in unconsolidated joint ventures.

The Company has entered into a new interest rate swap agreement in July 2011 with notional amounts totaling $125 million which will essentially fix the rate on the new $125 million unsecured term note from September 1, 2011 through August 2018 at 4.37%. On August 5, 2011 the Company terminated two interest rate swap agreements and incurred an expense of approximately $5.5 million relating to the early termination of these agreements.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2011, the entire availability under our line of credit could be drawn without violating our debt covenants.

We also maintain a $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB-).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $74.2 million of mortgages payable as detailed below:

*

7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I) with an aggregate net book value of $41.4 million, principal and interest paid monthly. The outstanding balance at September 30, 2011 on this mortgage was $27.3 million.

*

7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II) with an aggregate net book value of $79.0 million, principal and interest paid monthly. The outstanding balance at September 30, 2011 on this mortgage was $39.3 million.

*

7.25% mortgage note due December 2011, secured by 1 self-storage facility with an aggregate net book value of $5.4 million, principal and interest paid monthly. Estimated market rate at time of acquisition 5.40%. The outstanding balance at September 30, 2011 on this mortgage was $3.1 million.

*

6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly. The outstanding balance at September 30, 2011 on this mortgage was $0.9 million.

*

6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly. The outstanding balance at September 30, 2011 on this mortgage was $1.0 million.

*

5.99% mortgage note due May 2026, secured by 1 self-storage facility with an aggregate net book value of $4.2 million, principal and interest paid monthly. The outstanding balance at September 30, 2011 on this mortgage was $2.5 million.

The 7.80% and 7.19% mortgages were incurred in 2001 and 2002 respectively as part of the financing of the consolidated joint ventures. The Company assumed the 7.25%, 6.76%, 6.35%, and 5.99% mortgage notes in connection with the acquisitions of storage facilities in 2005, 2006 and 2011.

On September 14, 2011, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), pursuant to which the Company may sell from time to time up to $125 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended September 30, 2011, the Company issued 130,837 shares of common stock under the Equity Program at a weighted average issue price of $39.35 per share, generating net proceeds of $4.8 million after deducting $0.1 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.2 million in connection with the Equity Program during the three months ended September 30, 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of September 30, 2011, the Company had $119.9 million available for issuance under the Equity Program.

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2010 or 2011. We may reinstate our Dividend Reinvestment Plan in the future.

During 2011 and 2010, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2011, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, and our property expansions and enhancements are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital market deteriorate, we may have to curtail acquisitions, our property expansions and enhancements, and share repurchases as we approach September 2013, the date certain term notes mature.

ACQUISITION AND DISPOSITION OF PROPERTIES

In June 2011, in conjunction with our investment in a joint venture (West Deptford JV LLC), we acquired one New Jersey property comprising 97,000 square feet. Based on the trailing financials of the entity from which the property was acquired, the weighted average capitalization rate on the $4.2 million purchase was 8%.

In the third quarter of 2011, we acquired 27 self storage facilities comprising 1.8 million square feet in New Jersey (2), Georgia (1), Missouri (1) Texas (22), and Virginia (1) for a total purchase price of $146.4 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 7.3% on these purchases.

In April and May 2010 we sold ten non-strategic storage facilities in Georgia, North Carolina, Michigan and Virginia for net proceeds of $23.7 million, resulting in a gain of $6.9 million.

We may seek to sell additional properties to third parties or joint venture programs in 2011.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We intend to finance our external growth strategy through a combination of debt and equity financings, including the new credit financing arrangements entered into on August 5, 2011. There can be no assurance that any future debt or equity financing needed to finance our external growth strategy will be available on acceptable terms, or at all. At September 30, 2011, the Company was under contract with a seller to acquire a self-storage facility for approximately $4.6 million. The purchase of this facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired. In addition, as of September 30, 2011, Sovran HHF Storage Holdings II LLC, a joint venture in which the Company is a 15% owner, was under contract with a seller to acquire a self-storage facility for approximately $5.7 million. Sovran HHF Storage Holdings II LLC purchased the one property in October 2011 and the Company contributed cash of $0.9 million to the joint venture to fund its share of the acquisition price.

In the nine months ended September 30, 2011, we added 114,000 square feet to existing Properties, for a total cost of approximately $6.9 million. In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million. Although we do not expect to construct any new facilities in 2011, we do plan to expend an additional $7 million to expand and enhance existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of the office buildings. For the first nine months of 2011 we spent approximately $10.2 million on such improvements and we expect to spend approximately $2.4 million for the remainder of 2011.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2011, 339,025 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our floating rate debt. At September 30, 2011, we have six outstanding interest rate swap agreements as summarized below:

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

Upon renewal or replacement of the credit facility, our total interest may change depending on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $245 million of our debt through the interest rate swap termination dates.

Through September 2013, $475 million of our $589 million of unsecured debt is on a fixed rate basis after taking into account the interest rate swaps noted above. Based on our outstanding unsecured debt of $589 million at September 30, 2011, a 100 basis point increase in interest rates would have a $1.1 million effect on our interest expense.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2011. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2011.

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

10.1

Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 5, 2011 among Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership, Manufacturers and Traders Trust Company and certain other lenders a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, SunTrust Bank, as syndication agent for itself and the other Lenders, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.2

Note Purchase Agreement dated as of August 5, 2011 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL, as follows:
		(i)	Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;
		(ii)	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010;
		(iii)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010;
		(iv)	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; and
		(v)	Notes to Consolidated Financial Statements.

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

Sovran Self Storage, Inc.

	By:	/ S /David L. Rogers
David L. Rogers
Chief Financial Officer
(Principal Accounting Officer)
November 4, 2011
Date