Form 10-K
period 2011-12-31
SOVRAN SELF STORAGE INC
filed 2012-02-28
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐     No  ☒

As of June 30, 2011, 27,699,279 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,107,442,226 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2011).

As of February 15, 2012, 28,967,583 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

Part I

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; regional concentration of the Company’s business may subject it to economic downturns in the states of Florida and Texas; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of operating expenses, principal, interest and dividends; and tax law changes that may change the taxability of future income.

Item 1.	Business

Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and its consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or “Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest and are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2011, we held ownership interests in and/or managed 435 Properties consisting of approximately 28.9 million net rentable square feet, situated in 25 states. Among our 435 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 20 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, one property that we manage for a consolidated joint venture of which we have a 20% common ownership interest and a preferred interest, and nine properties that we manage and have no ownership interest. We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage®.

We own an indirect interest in each of the Properties through a limited partnership (the “Partnership”). In total, we own a 98.8% economic interest in the Partnership and unaffiliated third parties own collectively a 1.2% limited partnership interest at December 31, 2011. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

Industry Overview

We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities, such as those owned and/or managed by the Company, are usually fenced and well lighted with automated access systems, and surveillance cameras, and have a full-time manager. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day and in certain circumstances are provided with 24-hour access. Individual storage spaces are secured by the customer’s lock, and the customer has sole control of access to the space.

According to the 2012 Self-Storage Almanac, of the approximately 50,000 facilities in the United States, approximately 11% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, and calls centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third party management platforms.

Property Management

We have over 25 years experience managing self storage facilities and the combined experience of our key personnel has made us one of the leaders in the industry. All of our stores operate under the user-friendly name of Uncle Bob’s Self Storage®, and we employ the following strategies with respect to our property management:

Our People:

We recognize the importance of quality people to the success of an organization. Our store personnel are held to high standards for customer service, store appearance, financial performance, and overall operations. They are supported with state of the art training tools including an online learning management system, a company intranet, and an extensive network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel.

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

•

The once predominant advertising vehicle—yellow pages—has lost favor to a wide range of other opportunities. Our aggressive internet marketing and websites provide customers with real-time pricing, online reservations, online payments, and support for mobile devices. Our advertising and marketing strategies employ a mix of web media to ensure the Uncle Bob’s name is found wherever customers search for storage.

•

We believe we were the first self storage operator to develop a Mobile App that allows potential customers to search for and reserve a storage space electronically or connect directly to a Customer Care Rep with a touch of the screen. Further, the App allows existing customers to manage their account and pay their rent via smart phone.

•

Since the need for storage is largely based on timing, the ultimate goal is to create as much positive brand recognition as possible. When the time comes for a customer to select a storage company, we want the Uncle Bob’s brand to be on the top of their mind. That said, we employ a variety of different strategies to create brand awareness including our Uncle Bob’s rental trucks, branded merchandise such as moving and packing supplies, and extensive regional marketing in the communities in which we operate. We strive to gain the most exposure as possible for the longest period of time.

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

Ancillary Income:

We know that our 200,000 customers require more than just a storage space. With that in mind, we offer a wide range of other products and services that fulfill their needs while providing us ancillary income. Whereas our Uncle Bob’s trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn a commission. We also earn incidental income from billboards and cell towers.

Information Systems:

Each of our primary business functions are linked through our customized computer applications. This system provides for a consistent, timely and accurate flow of information.

•

It performs the functions necessary for our store personnel to efficiently and effectively run their property. This includes customer account management, automatic imposition of late fees, move-in and move-out analysis, generation of essential legal notices, and marketing reports to aid in regional marketing efforts.

•

It is linked with each of our primary sales channels (customer care center, web, store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This robust flow of information facilitates our commitment to capturing prospective customers from all channels.

•

It provides our revenue management team with raw data on historical pricing, move-in and move-out activity, specials and occupancies, etc. This data is then utilized in the various algorithms that form the foundation of our revenue management program.

•	It generates financial reports for each property that provide our accounting and audit departments with the necessary oversight of transactions; this allows us to maintain proper control of receipts.

Revenue Management:

Our proprietary revenue management system is constantly evolving through the efforts of our revenue management group and our partnership with Veritec Solutions. We have the ability to change pricing instantaneously for any one unit type, at any single location, based on occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we are able to implement rental rate increases at optimal times to increase revenues. Advanced pricing analytics enable us to reduce the amount of concessions, attracting a more stable customer base and discouraging short term price shoppers. We believe this will lead to revenue growth.

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by qualified Project Managers. Those inspections provide the basis for short and long term planned projects which are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, etc. is contracted through local providers who have a clear understanding of our standards. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. Further, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. Most recently we have begun installation of solar panels which are both environmentally friendly and have the potential to substantially reduce energy consumption (thereby reducing costs) in the buildings in which they are installed.

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

Federal Income Tax

We operate, and intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries. In general, our taxable REIT subsidiaries may perform additional services for customers and generally may engage in certain real estate or non-real estate related business. Our taxable REIT subsidiaries are subject to corporate federal and state income taxes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—REIT Qualification and Distribution Requirements.”

Competition

The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property’s design to prospective customers’ needs, and the manner in which the property is operated and marketed. We believe we compete successfully on these bases. The extent of competition depends significantly on local market conditions. We seek to locate facilities in a manner in which we can increase market share while not adversely affecting any of our existing locations in that market. However, the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

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

Although we sold no stores in 2011, during 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million. During 2009 we sold five non-strategic storage facilities located in Massachusetts, North Carolina and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million.

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

Financing Policy

Our Board of Directors currently limits the amount of debt that may be incurred by us to less than 50% of the sum of the market value of our issued and outstanding Common and Preferred Stock plus our debt. We, however, may from time to time re-evaluate and modify our borrowing policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. In addition to our Board of Directors’ debt limits, our most restrictive debt covenants limit our leverage. However, we believe cash flow from operations, access to the capital markets and access to our credit facility, as described below, are adequate to execute our current business plan and remain in compliance with our debt covenants.

We have a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin was 2.0%). At December 31, 2011, there was $129 million available on the unsecured line of credit. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

The Company also has a continuous equity offering program (“Equity Program”) pursuant to which we may sell from time to time up to $125 million in aggregate offering price of shares of our common stock. During 2011 we issued 1.2 million shares under the Equity Program for net proceeds of approximately $46 million. Future sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements filed herewith.

Employees

We currently employ a total of 1,164 employees, including 435 property managers, 28 area managers, and 538 associate managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 160 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.sovranss.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our codes of ethics and Charters of our Governance Committee, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.sovranss.com.

Also, copies of our annual report and Charters of our Governance Committee, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Sovran Self Storage, Inc., Attn: Investor Relations, 6467 Main Street, Williamsville, NY 14221.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one and in some cases two debt ratings agencies. Should we fail to attain an investment grade rating from the agencies, the interest rate on our line of credit and $225 million of our bank term notes would increase by 0.25%, and the rate on our $150 million term note due 2016 and our $100 million term note due 2021 would increase by 1.750%.

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

Our Board of Directors may waive the ownership limits if it is satisfied that ownership by those shareholders in excess of those limits will not jeopardize our status as a REIT under the Code or in the event it determines that it is no longer in our best interests to be a REIT. Waivers have been granted to the former holders of our Series C preferred stock, FMR Corporation, Cohen & Steers, Inc. and Invesco Advisers, Inc. A transfer of our common stock and/or preferred stock to a person who, as a result of the transfer, violates the ownership limits may not be effective under some circumstances.

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

We May Pay Some Taxes, Reducing Cash Available for Shareholders

Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. Certain of our corporate subsidiaries have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxable as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount. In addition, if we receive or accrue certain amounts and the underlying economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that the Company or any taxable REIT subsidiary is required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.

We May Change the Dividend Policy for Our Common Stock in the Future

In 2011, our board of directors authorized and we declared quarterly common stock dividends of $0.45 per share in January, April, July and October, the equivalent of an annual rate of $1.80 per share. In addition, our board of directors authorized and we declared a quarterly common stock dividend to $0.45 per share in January 2012. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2011, 171 of our 435 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2011, these facilities accounted for approximately 40% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states continue to deteriorate, we will experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2011, we held ownership interests in and/or managed a total of 435 Properties situated in twenty-five states. Among our 435 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 20 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, one property that we manage for a consolidated joint venture of which we have a 20% common ownership interest and a preferred interest, and nine properties that we manage and have no ownership interest.

Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 23,000 to 181,000 net rentable square feet, with an average of approximately 66,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, and some customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.

The following table provides certain information regarding the Properties in which we have an ownership interest and manage as of December 31, 2011:

	Number of Stores at December 31, 2011	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	25	1,756,111	13,137	4.9%
Arizona	9	513,594	4,555	2.0%
Colorado	4	276,716	2,354	1.3%
Connecticut	5	300,610	2,865	1.9%
Florida	59	3,949,785	36,399	14.1%
Georgia	24	1,561,702	12,847	5.1%
Kentucky	2	144,914	1,322	0.6%
Louisiana	14	866,579	7,555	3.3%
Maine	2	113,276	1,007	0.5%
Maryland	4	172,019	2,037	0.9%
Massachusetts	12	664,329	6,069	3.1%
Michigan	4	229,193	2,159	0.9%
Mississippi	14	1,081,398	8,247	3.3%
Missouri	8	505,398	4,468	1.9%
New Hampshire	4	261,155	2,333	1.0%
New Jersey	22	1,759,249	18,097	4.6%
New York	28	1,609,287	14,675	8.3%
North Carolina	18	1,036,816	9,602	3.1%
Ohio	23	1,553,554	12,857	5.1%
Pennsylvania	7	438,836	3,601	1.1%
Rhode Island	4	168,371	1,567	0.8%
South Carolina	8	435,709	3,757	1.6%
Tennessee	4	291,244	2,433	1.0%
Texas	112	8,062,330	67,010	25.6%
Virginia	19	1,188,670	11,076	4.0%

Total	435	28,940,845	252,029	100.0%

At December 31, 2011, the Properties had an average occupancy of 80.7% and an annualized rent per occupied square foot of $10.89.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we do not believe that any matters currently pending against the Company will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “SSS.” Set forth below are the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter 2010	High	Low
1st	$36.83	$31.12
2nd	40.79	32.29
3rd	40.01	32.35
4th	41.47	35.00

Quarter 2011	High	Low
1st	$40.00	$36.19
2nd	43.55	38.05
3rd	42.99	33.37
4th	44.98	35.34

As of February 15, 2012, there were approximately 1,144 holders of record of our Common Stock.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2011 represent 78% ordinary income, 3% capital gain, and 19% return of capital.

History of Dividends Declared on Common Stock

January 2010	$0.450 per share
April 2010	$0.450 per share
July 2010	$0.450 per share
October 2010	$0.450 per share

January 2011	$0.450 per share
April 2011	$0.450 per share
July 2011	$0.450 per share
October 2011	$0.450 per share

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2011, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	304,913	$43.37	811,436
1995 Award and Option Plan	12,350	$37.09	0
2009 Outside Directors’ Stock Option and Award Plan	21,500	$33.30	115,684
1995 Outside Directors’ Stock Option Plan	25,505	$46.23	0
Deferred Compensation Plan for Directors (1)	45,025	N/A	12,036
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2006 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

SOVRAN SELF STORAGE, INC.

DECEMBER 31, 2006—DECEMBER 31, 2011

	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011
S&P	100.00	105.50	66.46	84.05	96.71	98.76
NAREIT	100.00	84.31	52.50	67.20	85.98	93.10
SSS	100.00	73.44	70.18	75.67	81.98	99.52

The foregoing item assumes $100.00 invested on December 31, 2006, with dividends reinvested.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Operating Data
Operating revenues	$211,156	$192,072	$191,040	$196,286	$186,251
Income from continuing operations	31,529	34,979	20,581	35,994	38,416
Income from discontinued operations (1)	—	7,562	1,073	3,689	3,429
Net income	31,529	42,541	21,654	39,683	41,845
Net income attributable to common shareholders	30,592	40,642	19,916	37,399	37,958
Income from continuing operations per common share attributable to common shareholders– diluted	1.10	1.20	0.79	1.55	1.65
Net income per common share attributable to common shareholders – basic	1.11	1.48	0.84	1.72	1.81
Net income per common share attributable to common shareholders – diluted	1.10	1.48	0.84	1.72	1.81
Dividends declared per common share (2)	1.80	1.80	1.54	2.54	2.50

Balance Sheet Data Investment in storage facilities at cost	$1,596,103	$1,419,956	$1,364,454	$1,343,669	$1,278,528
Total assets	1,344,735	1,185,541	1,185,098	1,212,439	1,164,390
Total debt	625,423	488,954	481,219	623,261	566,517
Total liabilities	674,730	528,398	520,039	692,292	610,559

Other Data
Net cash provided by operating activities	$80,310	$73,671	$59,123	$77,132	$85,175
Net cash used in investing activities	(190,292)	(32,605)	(4,448)	(82,711)	(190,267)
Net cash provided by (used in) financing activities	111,537	(46,010)	(48,471)	6,055	61,372

(1)	In 2010 we sold ten stores, in 2009 we sold five stores, and in 2008 we sold one store whose results of operations and (loss) gain on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2009 we declared dividends in March, July, and October (see Item 5). On January 4, 2010 we declared a dividend of $0.45 per common share, and therefore it is not included in the 2009 column. In 2010 and 2011 we declared regular quarterly dividends of $0.45 in January, April, July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; the regional concentration of the Company’s business may subject it to economic downturns in the states of Florida and Texas; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of operating expenses, principal, interest and dividends; and tax law changes that may change the taxability of future income.

Business and Overview

We believe we are the fifth largest operator of self-storage properties in the United States based on facilities owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage”®.

Operating Strategy

Our operating strategy is designed to generate growth and enhance value by:

A.	Increasing operating performance and cash flow through aggressive management of our stores:

•	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:

•	Our Customer Care Center, established in 2000, answers sales inquires and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts. This brings us flexibility well beyond that of any operator using off the shelf software;

•	The Uncle Bob’s truck move-in program, under which, at present, 276 of our stores offer a free Uncle Bob’s truck to assist our customers moving into their spaces, and acts as a moving billboard further supporting our branding efforts;

•	Our dehumidification system, known as Dri-guard, which provides our customers with a better environment to store their goods and improves yields on our Properties;

•	Aggressive and efficient Web and Mobile marketing which rank our websites highly and make Uncle Bob’s stand out among the competitors;

•	Regional marketing which creates effective brand awareness in the cities where we do business.

•	Our customized computer applications link each of our primary sales channels (customer care center, web, and store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This also provides us with raw data on historical and current pricing, move-in and move-out activity, specials and occupancies, etc. This data is then used within the advanced pricing analytics programs employed by our revenue management team.

•	Our store managers are better qualified and receive a high level of training. New store employees are assigned a Certified Training Manager as a mentor during their initial training period. In addition, all employees have access to our online Learning and Performance Management System internally named eBOB for initial training as well as continuing education. Finally, we have a company intranet that acts as a communications portal for company policy and procedures, online ordering, incentive rankings, etc.

B.	Acquiring additional stores:

•	Our objective is to acquire new stores in markets in which we currently operate. This is a proven strategy we have employed over the years as it facilitates our branding efforts, grows market share, and allows us to achieve improved economies of scale through shared advertising, payroll, and other services.

•	We also look to enter new markets that are in the top 50 MSA by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third party management opportunities to continue to grow market share, branding and enhance economies of scale.

C.	Expanding our management business:

•	We see our management business as a source of future acquisitions. In 2011 we entered into another joint venture in which we retained a 15% ownership interest and manage the 20 self storage facilities owned by this joint venture. In addition, we entered into management contracts for nine self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.

D.	Expanding and enhancing our existing stores:

•	Over the past five years, we have undertaken a program of expanding and enhancing our Properties. In 2008, we spent approximately $26 million to add 403,000 square feet and to convert 95,000 square feet to premium storage; in 2009, we completed construction of a new 78,000 square foot facility in Richmond Virginia, added 175,000 square feet to other existing Properties, and converted 64,000 square feet to premium storage for a total cost of approximately $18 million; in 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million; and in 2011, we added 118,000 square feet to existing Properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7 million. During 2011 we also installed solar panels at eight locations for a total cost of approximately $2.3 million after federal and local incentives. This initiative is expected to reduce energy consumption and reduce operating cost at those locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The recent economic conditions and the credit market environment have resulted in a decrease in new supply on a national basis in the last four years. With the recent loosening of the debt and equity markets, we have seen capitalization rates on quality acquisitions (expected annual return on investment) decrease from approximately 7.25% to 6.75%.

We believe our industry has weathered the recent recession very well. Although our industry experienced softness in 2008 through 2011, our same store sales showed positive increases save for 2009, when we showed a 3.1% decrease in same store revenue. That was the first time in recent history that we recorded lower same store sales. We feel our recent performance further supports the notion that the self-storage industry holds up well through recessions.

We believe our same-store move-ins in 2011 were lower than 2010 for several reasons. The first being reduced upfront special promotions in 2011 as compared to 2010. The aggressive upfront concessions offered in 2010 resulted in short term customers taking advantage of the special, which resulted in a higher turnover rate in 2010. Second, the housing slowdown has impacted our industry by 1) a reduction in lease-up activity resulting from fewer residential real estate transactions (both buyers and sellers of residences use our product in times of transition) and 2) a contraction of housing construction activity which has reduced the number of people working in the construction trades (trades people are a measurable part of our usual customer base.)

	2011	2010	Change
Year-to-date same store move ins	143,354	151,995	(8,641)
Year-to-date same store move outs	139,236	150,608	(11,372)

Difference	4,118	1,387	2,731

We expect conditions in most of our markets to continue the recovery that we saw in 2011 and are forecasting 2% to 4% revenue growth on a same store basis in 2012.

We were able to maintain relatively flat expenses at the store operating level from 2009 through 2011. Expenses related to operating a self-storage facility had increased substantially over the previous five years as a result of expanded hours, increased health care costs, property insurance costs, and the costs of amenities (such as Uncle Bob’s trucks). While we do expect some store expense growth in 2012, we do believe the expense increases will be at a manageable level of between 2% and 4%.

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

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. During 2011 we recorded an impairment charge at one of our stores as of a result of a structural deficiency that we have decided to address by demolishing the buildings in 2012. See further discussion in the analysis of the 2011 results compared to 2010 that follows. No assets had been determined to be impaired under this policy in 2010.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we don’t have any current expectation of making significant changes in 2012.

Consolidation and investment in joint ventures: We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity or have the power to direct the activities most significant to the economic performance of the entity. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method. Under the equity method, our investment in joint ventures are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures.

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

Recent Accounting Pronouncements

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The amendment requires all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU No. 2011-05 in 2011 and has included a separate consolidated statement of comprehensive income in its financial statements.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

We recorded rental revenues of $198.2 million for the year ended December 31, 2011, an increase of $15.3 million or 8.4% when compared to 2010 rental revenues of $182.9 million. Of the increase in rental revenue, $6.4 million resulted from a 3.5% increase in rental revenues at the 344 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2010). The increase in same store rental revenues was a result of a 3% increase in average rental income per square foot as a result of our reduced use of move-in incentives. Average occupancy in 2011 was essentially flat to 2010. The remaining increase in rental revenue of $8.9 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 36 properties completed since January 1, 2010. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.7 million for the year ended December 31, 2011 compared to 2010 primarily as a result of increased commissions earned on customer insurance and from fees for managing the properties in the new joint venture which began operations in July 2011. We also earned a $0.7 million acquisition fee from the new joint venture in 2011.

Property operations and maintenance expenses increased $3.1 million or 5.9% in 2011 compared to 2010. $0.3 million of the increase resulted from increases in personnel and maintenance at the 344 core properties considered in same store pool. The remaining increase in operating expenses of $2.8 million resulted from the 36 properties acquired since January 1, 2010. Real estate tax expense increased $1.3 million as a result of 1.7% increase in property taxes on the 344 same store pool and the inclusion of taxes on the properties acquired in 2010 and 2011.

Net operating income increased $14.7 million or 12.1% as a result of a 6.2% increase in our same store net operating income and the acquisitions completed since January 1, 2010.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, amounts attributable to noncontrolling interests, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the December 31, 2011, 2010 and 2009 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Net operating income
Same store	$127,049	$119,613	$119,558
Other stores and management fee income	8,790	1,549	1,401

Total net operating income	135,839	121,162	120,959

General and administrative	(25,986)	(21,071)	(18,649)
Acquisition related costs	(3,278)	(786)	—
Depreciation and amortization	(36,578)	(32,939)	(32,736)
Impairment of real estate	(1,047)	—	—
Interest expense	(38,549)	(31,711)	(50,050)
Interest income	83	84	85
Casualty loss	(126)	—	(390)
Gain on sale of land	1,511	—	1,127
Equity in (losses) income of joint ventures	(340)	240	235
Income from discontinued operations	—	7,562	1,073

Net income	$31,529	$42,541	$21,654

Our 2011 same store results consist of only those properties that were included in our consolidated results since January 1, 2010, excluding the one property we developed in 2009. The following table sets forth operating data for our 344 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2011	2010	Change
Same store rental income	$189,014	$182,635	3.5%
Same store other operating income	9,144	7,519	21.6%

Total same store operating income	198,158	190,154	4.2%

Same store property operations and maintenance	51,778	51,532	0.5%
Same store real estate taxes	19,331	19,009	1.7%

Total same store operating expenses	71,109	70,541	0.8%

Same store net operating income	$127,049	$119,613	6.2%

General and administrative expenses increased $4.9 million or 23.3% from 2010 to 2011. The key drivers of the increase were a $2.2 million increase in salaries and performance incentives, $0.8 million increase in internet advertising, and a $1.1 million increase in costs associated with training and onboarding new owned and/or managed stores.

Acquisition related costs increased by $2.5 million as a result of the 29 stores acquired in 2011 compared to seven stores acquired in 2010.

Depreciation and amortization expense increased to $36.6 million in 2011 from $32.9 million in 2010, primarily as a result of depreciation on the 36 properties acquired in 2010 and 2011.

The impairment charge related to a building that was determined to have a structural deficiency in 2011. A decision was made to demolish and rebuild this building in 2012, and we have written off the value of the building.

Interest expense increased from $31.7 million in 2010 to $38.5 million in 2011 mainly due to the $5.5 million that was paid to terminate two interest rate swap agreements related to the $150 million term note that was repaid as part of our debt refinancing in August 2011.

The casualty loss recorded in 2011 relates to insurance proceeds received that were less than the carrying value of two buildings damaged by fire.

During 2011, we sold three parcels of land to various municipalities for their use as part of road widening projects for net cash proceeds of $2.0 million resulting in a gain on sale of $1.5 million.

Net income attributable to noncontrolling interest decreased from $1.9 million in 2010 to $0.9 million in 2011 as a result of our May 2011 additional investment in Locke Sovran II, LLC in which we purchased the remaining noncontrolling interest in that entity, and as a result of our lower net income.

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

Property operations and maintenance expenses increased $1.1 million or 2.2%, in 2010 compared to 2009. The increase resulted mostly from higher health insurance costs and repairs and maintenance expense, as other property expenses were kept at or below 2009 levels. Real estate tax expense decreased $0.3 million as a result of assessment reductions and municipalities holding property tax rates steady. We expect same-store operating costs to increase moderately in 2011 with increases primarily attributable to employee costs, utilities, and property taxes.

Net operating income increased $0.2 million or 0.2% as a result of the seven stores acquired in late 2010 as same store net operating income was flat.

Our 2010 same store results consist of only those properties that were included in our consolidated results since January 1, 2009, excluding the one property we developed in 2009. The following table sets forth operating data for our 344 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2010	2009	Change
Same store rental income	$182,635	$183,069	-0.2%
Same store other operating income	7,519	6,395	17.6%

Total same store operating income	190,154	189,464	0.4%

Same store property operations and maintenance	51,532	50,561	1.9%
Same store real estate taxes	19,009	19,345	-1.7%

Total same store operating expenses	70,541	69,906	0.9%

Same store net operating income	$119,613	$119,558	0.0%

General and administrative expenses increased $2.4 million or 13.0% from 2009 to 2010. The key drivers of the increase were a $1.3 million increase in salaries and performance incentives, $0.5 million increase in health insurance costs, $0.4 million increase in internet advertising, and a $0.2 increase in tax expense related to our taxable REIT subsidiary.

Acquisition related costs increased by $0.8 million as a result of the seven stores acquired in 2010 compared with no stores acquired in 2009.

Depreciation and amortization expense increased to $32.9 million in 2010 from $32.7 million in 2009, primarily as a result of a full year of depreciation on the Virginia property constructed in 2009, and the depreciation on the expansions completed at existing stores.

Interest expense decreased from $50.1 million in 2009 to $31.7 million in 2010 as a result of the following factors:

•

Our credit rating remained investment grade during all of 2010. In May 2009, Fitch Ratings downgraded our rating on our unsecured floating rate notes which triggered a temporary 1.75% increase in the interest rate on our then outstanding $150 million term notes and a 0.375% increase in the interest rate on our $250 million term notes. The increase was effective from May to October of 2009, at which time our credit rating was upgraded back to investment grade rating after our common stock offering in October 2009;

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

As described in Note 5 to the financial statements, during 2010 the Company sold ten non-strategic storage facilities for net cash proceeds of $23.7 million resulting in a gain of $6.9 million. During 2009 the Company sold five non-strategic storage facilities for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. The 2010 and 2009 operations of these facilities and the loss/gain associated with the disposal are reported in income from discontinued operations for all periods presented.

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

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of properties, plus impairment of real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

In October and November of 2011, NAREIT issued guidance for reporting FFO that reaffirmed NAREIT’s view that impairment write-downs of depreciable real estate should be excluded from the computation of FFO. This view is based on the fact that impairment write-downs are akin to and effectively reflect the early recognition of losses on prospective sales of depreciable property or represent adjustments of previously charged depreciation. Since depreciation of real estate and gains/losses from sales are excluded from FFO, it is NAREIT’s view that it is consistent and appropriate for write-downs of depreciable real estate to also be excluded. Our calculation of FFO excludes impairment write-downs of investments in storage facilities.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Net income attributable to common shareholders	$30,592	$40,642	$19,916	$37,399	$37,958
Net income attributable to noncontrolling interests	937	1,899	1,738	2,284	2,631
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	36,578	32,939	32,736	33,252	32,779
Depreciation of real estate included in discontinued operations	—	217	1,083	1,215	1,257
Depreciation and amortization from unconsolidated joint ventures	1,018	788	820	333	59
Casualty and impairment loss (gain)	1,173	—	—	—	(114)
(Gain) loss on sale of real estate	(1,511)	(6,944)	509	(716)	—
Funds from operations allocable to noncontrolling interest in Operating Partnership	(813)	(885)	(984)	(1,366)	(1,425)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	(567)	(1,360)	(1,360)	(1,564)	(1,848)

Funds from operations available to common shareholders	$67,407	$67,296	$54,458	$70,837	$71,297

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2011, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2011, our leverage ratio as defined in the agreements was approximately 44.9%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In 2009, the Company had violated the leverage ratio covenant contained in the line of credit and term note agreements and obtained a waiver of the violation. The fees paid to obtain the waiver were approximately $0.9 million and are included in interest expense in 2009. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2011, the entire availability under our line of credit could be drawn without violating our debt covenants.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and the availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2013, at which time $100 million of term notes mature.

Cash flows from operating activities were $80.3 million, $73.7 million and $59.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in operating cash flows from 2010 to 2011 was primarily due to an increase in accounts payable and other liabilities. The increase in operating cash flows from 2009 to 2010 was primarily due to an increase in net income as a result of reduced interest expense.

Cash used in investing activities was $190.3 million, $32.6 million, and $4.4 million for the years ended December 31, 2011, 2010, and 2009 respectively. The increase in cash used from 2010 to 2011 was due to the purchase of 29 storage facilities in 2011 for $150.4 million and the $13.6 million investment in the new unconsolidated joint venture entered in 2011. The increase in cash used from 2009 to 2010 was due to the purchase of seven storage facilities in 2010 for $34.7 million. No facilities were purchased in 2009. In addition, the proceeds from the sale of the ten stores in 2010 of $23.7 million exceeded the proceeds from the five stores sold in 2009 of $16.3 million.

Cash provided by financing activities was $111.5 million in 2011, compared to cash used in financing activities of $46.0 million in 2010 and $48.5 million in 2009. In 2011, we realized $47.0 million from the sale of our common stock through our at the market equity offering and $211.0 million in proceeds, net of repayments, from our new credit agreements to fund our acquisitions, joint venture activity and mortgage payoffs of $77.0 million. In 2010, our financing activities were generally limited to a net $10.0 million draw on our line of credit as well as our recurring dividends, distributions, and mortgage principal payments. In 2009, we used our operating cash flow and the proceeds from our common stock offering to make net repayments of $14.0 million on our line of credit, to repay $100 million of term notes, and to make $28.0 million in mortgage principal payments.

On August 5, 2011, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, we entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at December 31, 2011 on the Company’s available line of credit was approximately 2.28% (1.64% at December 31, 2010). The proceeds from this term note and draws on the new line of credit were used to repay the Company’s previous line of credit and the Company’s $150 million bank term note that was to mature June 2012. At December 31, 2011, there was $129 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, we secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin is 2.0%).

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

The line of credit and term notes require us to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2011, the Company was in compliance with its debt covenants.

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $4.4 million of mortgages payable that are secured by three storage facilities.

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

During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of December 31, 2011, the Company had $77.6 million available for issuance under the Equity Program.

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

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2011. During 2009, we issued approximately 1.4 million shares via our Dividend Reinvestment and Stock Purchase Plan and the Employee Stock Option Plan. We received $32.6 million from the sale of such shares. We expect to reinstate our dividend reinvestment plan in 2012.

During 2011 and 2010, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2011, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach September 2013, when certain term notes mature.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

Payments due by period
Contractual obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter
Line of credit	$46.0 million	—	—	$46.0 million	—
Term notes	$575.0 million	—	$100.0 million	$150.0 million	$325.0 million
Mortgages payable	$4.4 million	$0.2 million	$2.1 million	$0.3 million	$1.8 million
Interest payments	$144.5 million	$27.3 million	$47.3 million	$35.8 million	$34.1 million
Interest rate swap payments	$10.7 million	$4.8 million	$1.3 million	$1.0 million	$3.6 million
Land lease	$1.0 million	$0.1 million	$0.1 million	$0.1 million	$0.7 million
Expansion and enhancement contracts	$7.5 million	$7.5 million	—	—	—
Contribution to joint venture for acquisitions under contract	$4.3 million	$4.3 million	—	—	—
Building leases	$2.9 million	$0.7 million	$1.5 million	$0.7 million	—

Total	$796.3 million	$44.9 million	$152.3 million	$233.9 million	$365.2 million

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2011 rates. Interest rate swap payments include net settlements of swap liabilities based on forecasted variable rates.

ACQUISITION OF PROPERTIES

In 2011, we acquired 29 self storage facilities comprising 2.0 million square feet in New Jersey (3), Florida (1), Georgia (1), Missouri (1), Texas (22), and Virginia (1) for a total purchase price of $155.1 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 7.6% on these purchases and ranged from 5.3% to 8.4%. During 2010, we used the proceeds from the sale of the ten Properties and borrowings pursuant to our line of credit to acquire seven Properties in North Carolina comprising 0.5 million square feet from unaffiliated storage operators. We acquired no properties in 2009.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2012 and at December 31, 2011 we had 10 properties under contract to be purchased by the joint venture we entered in 2011 in which we have a 15% ownership. The properties were acquired by the joint venture in February 2012 for $29 million and the Company’s capital contribution was approximately $4.3 million.

In 2011, we added 118,000 square feet to existing Properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million. In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million. In 2009, we spent approximately $18 million to add 175,000 square feet to existing Properties, and to convert 64,000 square feet to premium storage. We also completed construction of a new 78,000 square foot facility in Richmond, Virginia. Although we do not expect to construct any new facilities in 2012, we do plan to complete approximately $20 million in expansions and enhancements to existing facilities of which $12.5 million was paid prior to December 31, 2011.

In 2011, the Company spent approximately $14.6 million for recurring capitalized expenditures including roofing, painting, paving, and office renovations. We expect to spend $14.1 million in 2012 on similar capital expenditures.

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

We are seeking to sell additional Properties to third parties or joint venture programs in 2012.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in two self storage joint ventures in which we have a 20% and 15% ownership, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for these real estate entities under the equity method. The debt held by the unconsolidated real estate entity is secured by the real estate owned by these entities, and is non-recourse to us. See Note 12 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2012 may be applied toward our 2011 distribution requirement.

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2011, our percentage of revenue from such sources was approximately 96%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $245 million of our debt through the interest rate swap termination dates. See Note 8 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Through September 2013, $245 million of our $291 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured debt of $291 million at December 31, 2011, a 100 basis point increase in interest rates would have a $0.5 million effect on our interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2011. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

INFLATION

We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at the facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates as each lease matures.

SEASONALITY

Our revenues typically have been higher in the third and fourth quarters, primarily because self-storage facilities tend to experience greater occupancy during the late spring, summer and early fall months due to the greater incidence of residential moves and college student activity during these periods. However, we believe that our customer mix, diverse geographic locations, rental structure and expense structure provide adequate protection against undue fluctuations in cash flows and net revenues during off-peak seasons. Thus, we do not expect seasonality to affect materially distributions to shareholders.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company retrospectively adjusted the consolidated financial statements as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (codified in FASB ASC Topic 810 “Consolidation”) on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 28, 2012

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2011	2010
Assets
Investment in storage facilities:
Land	$272,784	$240,651
Building, equipment, and construction in progress	1,323,319	1,179,305
	1,596,103	1,419,956
Less: accumulated depreciation	(305,585)	(271,797)

Investment in storage facilities, net	1,290,518	1,148,159
Cash and cash equivalents	7,321	5,766
Accounts receivable	3,008	2,377
Receivable from unconsolidated joint ventures	589	253
Investment in unconsolidated joint ventures	31,939	19,730
Prepaid expenses	3,987	4,408
Other assets	7,373	4,848

Total Assets	$1,344,735	$1,185,541

Liabilities
Line of credit	$46,000	$10,000
Term notes	575,000	400,000
Accounts payable and accrued liabilities	32,254	23,991
Deferred revenue	6,305	4,925
Fair value of interest rate swap agreements	10,748	10,528
Mortgages payable	4,423	78,954

Total Liabilities	674,730	528,398
Noncontrolling redeemable Operating Partnership Units at redemption value	14,466	12,480
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 28,952,356 shares outstanding (27,650,829 at December 31, 2010)	301	288
Additional paid-in capital	862,467	816,986
Dividends in excess of net income	(169,799)	(148,264)
Accumulated other comprehensive loss	(10,255)	(10,254)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	655,539	631,581
Noncontrolling interest- consolidated joint venture	—	13,082

Total Equity	655,539	644,663

Total Liabilities and Shareholders’ Equity	$1,344,735	$1,185,541

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
Revenues
Rental income	$198,221	$182,865	$183,074
Other operating income	12,935	9,207	7,966

Total operating revenues	211,156	192,072	191,040

Expenses
Property operations and maintenance	54,913	51,845	50,726
Real estate taxes	20,404	19,065	19,355
General and administrative	25,986	21,071	18,649
Acquisition costs	3,278	786	—
Impairment loss	1,047	—	—
Depreciation and amortization	36,578	32,939	32,736

Total operating expenses	142,206	125,706	121,466

Income from operations	68,950	66,366	69,574

Other income (expenses)
Interest expense	(38,549)	(31,711)	(50,050)
Interest income	83	84	85
Casualty loss	(126)	—	(390)
Gain on sale of land	1,511	—	1,127
Equity in (losses) income of joint ventures	(340)	240	235

Income from continuing operations	31,529	34,979	20,581
Income from discontinued operations (including a gain on disposal of $6,944 in 2010 and loss on disposal of $1,636 in 2009)	—	7,562	1,073

Net income	31,529	42,541	21,654
Net income attributable to noncontrolling interest	(937)	(1,899)	(1,738)

Net income attributable to common shareholders	$30,592	$40,642	$19,916

Earnings per common share attributable to common shareholders—basic
Continuing operations	$1.11	$1.20	$0.79
Discontinued operations	—	0.28	0.05

Earnings per share—basic	$1.11	$1.48	$0.84

Earnings per common share attributable to common shareholders—diluted
Continuing operations	$1.10	$1.20	$0.79
Discontinued operations	—	0.28	0.05

Earnings per share—diluted	$1.10	$1.48	$0.84

Dividends declared per common share	$1.80	$1.80	$1.54

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
Net income	$31,529	$42,541	$21,654
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(1)	1,011	13,897

Total comprehensive income	31,528	43,552	35,551
Comprehensive income attributable to noncontrolling interest	(937)	(1,912)	(1,997)

Comprehensive income attributable to common shareholders	$30,591	$41,640	$33,554

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance January 1, 2009	22,016,348	$232	$666,633	$(122,581)	$(25,162)	$(27,175)	$491,947

Net proceeds from the issuance of common stock	4,025,000	40	113,931	—	—	—	113,971
Net proceeds from issuance of stock through Dividend Reinvestment and Stock Purchase Plan	1,430,521	14	32,548	—	—	—	32,562
Exercise of stock options	3,770	—	62	—	—	—	62
Issuance of non-vested stock	59,590	1	—	—	—	—	1
Earned portion of non-vested stock	—	—	1,379	—	—	—	1,379
Stock option expense	—	—	321	—	—	—	321
Deferred compensation outside directors	11,798	—	114	—	—	—	114
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(156)	—	—	(156)
Net income attributable to common shareholders	—	—	—	19,916	—	—	19,916
Change in fair value of derivatives	—	—	—	—	13,897	—	13,897
Dividends	—	—	—	(37,042)	—	—	(37,042)

Balance December 31, 2009	27,547,027	287	814,988	(139,863)	(11,265)	(27,175)	636,972

Exercise of stock options	25,650	—	603	—	—	—	603
Issuance of non-vested stock	78,152	1	616	—	—	—	617
Earned portion of non-vested stock	—	—	1,307	—	—	—	1,307
Stock option expense	—	—	354	—	—	—	354
Deferred compensation outside directors	—	—	239	—	—	—	239
Carrying value less than redemption value on redeemed partnership units	—	—	(1,121)	—	—	—	(1,121)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	620	—	—	620
Net income attributable to common shareholders	—	—	—	40,642	—	—	40,642
Change in fair value of derivatives	—	—	—	—	1,011	—	1,011
Dividends	—	—	—	(49,663)	—	—	(49,663)

Balance December 31, 2010	27,650,829	$288	$816,986	$(148,264)	$(10,254)	$(27,175)	$631,581

Net proceeds from the issuance of common stock	1,166,875	12	46,022	—	—	—	46,034
Exercise of stock options	28,050	—	728	—	—	—	728
Issuance of non-vested stock	106,602	1	616	—	—	—	617
Earned portion of non-vested stock	—	—	1,492	—	—	—	1,492
Stock option expense	—	—	302	—	—	—	302
Deferred compensation outside directors	—	—	239	—	—	—	239
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(3,918)	—	—	—	(3,918)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,227)	—	—	(2,227)
Net income attributable to common shareholders	—	—	—	30,592	—	—	30,592
Change in fair value of derivatives	—	—	—	—	(1)	—	(1)
Dividends	—	—	—	(49,900)	—	—	(49,900)

Balance December 31, 2011	28,952,356	$301	$862,467	$(169,799)	$(10,255)	$(27,175)	$655,539

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Operating Activities
Net income	$31,529	$42,541	$21,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,578	33,156	33,818
Amortization of deferred financing fees	1,184	1,030	1,838
(Gain) loss on sale of storage facilities	—	(6,944)	1,636
Gain on sale of land	(1,511)	—	(1,127)
Casualty loss	126	—	390
Impairment loss	1,047	—	—
Equity in losses (income) of joint ventures	340	(240)	(235)
Distributions from unconsolidated joint venture	944	494	686
Non-vested stock earned	1,492	1,307	1,379
Stock option expense	302	354	321
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(523)	(21)	509
Prepaid expenses	434	(72)	413
Accounts payable and other liabilities	7,988	2,257	(1,677)
Deferred revenue	380	(191)	(462)

Net cash provided by operating activities	80,310	73,671	59,143

Investing Activities
Acquisition of storage facilities	(150,444)	(34,717)	—
Improvements, equipment additions, and construction in progress	(28,064)	(21,516)	(22,261)
Net proceeds from the sale of storage facilities	—	23,708	16,309
Net proceeds from the sale of land	2,019	—	1,140
Casualty insurance proceeds received	588	—	518
Investment in unconsolidated joint venture	(13,571)	—	(331)
(Advances) reimbursement of advances to joint ventures	(413)	(80)	163
Property deposits	(407)	—	—
Receipts from related parties	—	—	14

Net cash used in investing activities	(190,292)	(32,605)	(4,448)

Financing Activities
Net proceeds from sale of common stock	47,001	842	146,710
Proceeds from line of credit	198,000	32,000	30,000
Proceeds from term notes	325,000	—	—
Repayment of line of credit	(162,000)	(22,000)	(44,000)
Repayment of term notes	(150,000)	—	(100,000)
Financing costs	(4,146)	—	—
Dividends paid—common stock	(49,900)	(49,663)	(51,133)
Distributions to noncontrolling interest holders	(1,177)	(2,030)	(2,006)
Redemption of operating partnership units	—	(2,894)	—
Additional investment in Locke Sovran II LLC	(14,199)	—	—
Mortgage principal payments	(77,042)	(2,265)	(28,042)

Net cash provided by (used in) financing activities	111,537	(46,010)	(48,471)

Net increase (decrease) in cash	1,555	(4,944)	6,224
Cash at beginning of period	5,766	10,710	4,486

Cash at end of period	$7,321	$5,766	$10,710

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$35,134	$30,698	$49,154

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.—DECEMBER 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2011, we had an ownership interest in and/or managed 435 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 435 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 20 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, one property that we manage for a consolidated joint venture (West Deptford JV LLC) of which we have a 20% common ownership interest and a preferred interest, and nine properties that we manage and have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of December 31, 2011. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

In accordance with the guidance provided in ASC Topic 810, “Consolidation” in 2010 we presented noncontrolling interests in Locke Sovran II, LLC as a separate component of equity, called “Noncontrolling interests—consolidated joint venture” in the consolidated balance sheets.

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

The following table sets forth the activity in the noncontrolling interest – consolidated joint venture:

(Dollars in thousands)	2011	2010
Beginning balance noncontrolling interests – consolidated joint venture	$13,082	$13,082
Net income attributable to noncontrolling interests – consolidated joint venture	567	1,360
Distributions	(567)	(1,360)
Additional investment in Locke Sovran II, LLC	(13,082)	—

Ending balance noncontrolling interests – consolidated joint venture	$—	$13,082

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the above, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC. At December 31, 2011, West Deptford JV LLC had total assets of $4.1 million and total liabilities of $2.9 million. For the year ended December 31, 2011 West Deptford JV LLC generated total operating revenues of $0.3 million and a net loss of $3,100.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2011 and 2010, there were 339,025 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2011 and 2010, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2011	2010
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,480	$15,005
Redemption of Operating Partnership Units	—	(2,894)
Redemption value in excess of carrying value	—	1,121
Net income attributable to noncontrolling interests – consolidated joint venture	370	539
Distributions	(611)	(671)
Adjustment to redemption value	2,227	(620)

Ending balance noncontrolling redeemable Operating Partnership Units	$14,466	$12,480

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The cash balance includes $29 thousand and $2.4 million, respectively, held in escrow for encumbered properties at December 31, 2011 and 2010.

Accounts Receivable: Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.5 million, $0.2 million and $0.3 million at December 31, 2011, 2010 and 2009, respectively.

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

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010, and 2009, advertising costs were $3.2 million, $2.3 million, and $1.9 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2011 and 2010, $3.3 million and $0.8 million of acquisition related costs were incurred and expensed, respectively. No acquisitions were completed in 2009 and therefore there were no acquisition related costs expensed during 2009.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2011, 2010, and 2009 was $0.1 million, $0.1 million and $0.2 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2011, the Company determined that a building was impaired due to a structural deficiency. The Company recorded an impairment charge of $1.0 million in 2011 related to the write-off of the building value. At December 31, 2010, no assets had been determined to be impaired under this policy.

Other Assets: Included in other assets are net loan acquisition costs, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $5.9 million at December 31, 2011, and 2010. Accumulated amortization on the loan acquisition costs was approximately $1.5 million and $4.4 million at December 31, 2011, and 2010, respectively. Loan acquisition costs are amortized over the terms of the related debt. At December 31, 2010, the Company had a note receivable of $2.8 million representing a note from certain investors of Locke Sovran II, LLC. The note was repaid in 2011. Property deposits at December 31, 2011 were $0.4 million. There were no property deposits at December 31, 2010.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The fair value of in-place customer leases is determined using an income approach. Estimates of future income are derived from customers in existence at the date of acquisition based primarily on historical income derived from the leases with those customers and the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). At December 31, 2011, the gross carrying amount of in-place customer leases was $9.5 million and the accumulated amortization was $7.0 million.

Amortization expense related to financing fees was $1.2 million, $1.0 million and $1.8 million for the periods ended December 31, 2011, 2010 and 2009, respectively.

Investment in Unconsolidated Joint Ventures: The Company’s investment in unconsolidated joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in unconsolidated joint ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of unconsolidated joint ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated joint ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets), in which case it is reported as an investing activity.

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

For the years ended December 31, 2011, 2010 and 2009, the Company recorded federal and state income tax expense of $1.5 million, $1.1 million and $0.9 million, respectively. At December 31, 2011 and 2010, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2011 and 2010, the Company had no interest or penalties related to uncertain tax provisions. The Company’s taxable REIT subsidiary has a current taxes payable of $0.2 million and a deferred tax liability of $0.1 million.

Derivative Financial Instruments: The Company accounts for derivatives in accordance with ASC Topic 815 “Derivatives and Hedging”, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using an income approach. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges of certain interest rate risks.

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

In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The amendment requires all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU No. 2011-05 in 2011 and has included a separate consolidated statement of comprehensive income in its financial statements.

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation” (formerly, FASB Statement 123R). The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

The Company recorded compensation expense (included in general and administrative expense) of $302,000, $354,000 and $321,000 related to stock options and $1.5 million, $1.3 million and $1.4 million related to amortization of non-vested stock grants for the years ended December 31, 2011, 2010 and 2009, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2011 follows:

	Weighted Average	Range
Expected life (years)	4.50	4.50
Risk free interest rate	1.85%	1.85%
Expected volatility	42.22%	42.22%
Expected dividend yield	4.46%	4.40%—4.50%
Fair value	$10.09	$9.95—$10.29

The weighted-average fair value of options granted during the years ended December 31, 2010 and 2009, were $8.34 and $2.73, respectively.

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

During 2011, the Company issued performance based non-vested stock to certain executives. The fair value for the performance based non-vested shares granted in 2011 was estimated at the time the shares were granted using a Monte Carlo pricing model applying the following assumptions:

Expected life (years)	2.1
Risk free interest rate	0.28%
Expected volatility	30.75%
Fair value	$28.66

The Monte Carlo pricing model was not used to value the other 2011, 2010 and 2009 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2011	2010	2009
Numerator:
Net income from continuing operations attributable to common shareholders	$30,592	$33,080	$18,843

Denominator:
Denominator for basic earnings per share—weighted average shares	27,674	27,472	23,787
Effect of Dilutive Securities:
Stock options and warrants and non-vested stock	51	42	10

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion	27,725	27,514	23,797
Basic Earnings per Common Share from continuing operations attributable to common shareholders	$1.11	$1.20	$0.79
Basic Earnings per Common Share attributable to common shareholders	$1.11	$1.48	$0.84
Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$1.10	$1.20	$0.79
Diluted Earnings per Common Share attributable to common shareholders	$1.10	$1.48	$0.84

Not included in the effect of dilutive securities above are 305,468 stock options and 157,903 unvested restricted shares for the year ended December 31, 2011; 320,318 stock options and 159,763 unvested restricted shares for the year ended December 31, 2010; and 333,072 stock options and 125,871 unvested restricted shares for the year ended December 31, 2009, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2011 and December 31, 2010.

(Dollars in thousands)	2011	2010
Cost:
Beginning balance	$1,419,956	$1,364,454
Acquisition of storage facilities	151,572	34,155
Improvements and equipment additions	21,764	23,311
Increase (decrease) in construction in progress	6,371	(1,788)
Dispositions and impairments	(3,560)	(176)

Ending balance	$1,596,103	$1,419,956

Accumulated Depreciation:
Beginning balance	$271,797	$238,971
Additions during the year	35,008	32,939
Dispositions and impairments	(1,220)	(113)

Ending balance	$305,585	$271,797

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During 2011 and 2010, the Company acquired 29 and 7 self-storage facilities, respectively, and the purchase price of the facilities was assigned as follows:

				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2011
New Jersey	1	6/30/2011	$4,154	$4,131	$—	$23	$626	$3,419	$109	$23
New Jersey	2	7/14/2011	14,571	14,439	—	132	1,681	12,540	350	467
Missouri	1	7/28/2011	2,400	2,350	—	50	197	2,132	71	95
Georgia	1	8/1711	9,500	9,399	—	101	1,043	8,252	205	226
Texas	22	9/22/2011	110,950	106,703	2,511	1,736	25,660	82,804	2,486	2,051
Virginia	1	9/29/2011	8,925	8,851	—	74	2,848	5,892	185	252
Florida	1	11/15/2011	4,600	4,571	—	29	197	4,281	122	164

Total 2011	29		$155,100	$150,444	$2,511	$2,145	$32,252	$119,320	$3,528	$3,278

2010
N. Carolina	1	12/28/2010	5,040	5,020	—	20	846	4,095	99	157
N. Carolina	6	12/29/2010	29,680	29,697	—	(17)	4,523	24,691	466	629

Total 2010	7		$34,720	$34,717	$—	$3	$5,369	$28,786	$565	$786

The Company did not acquire any storage facilities in 2009. The operating results of the acquired faculties have been included in the Company’s operations since the respective acquisition dates.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	2011	2010
In-place customer leases	$9,542	$6,014
Accumulated amortization	(7,019)	(5,449)

Net carrying value at December 31,	$2,523	$565

Amortization expense related to in-place customer leases was $1.6 million, $0, and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense in 2012 is expected to be $2.5 million.

5. DISCONTINUED OPERATIONS

During 2010, the Company sold ten non-strategic storage facilities in Georgia, Michigan, North Carolina and Virginia for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. During 2009, the Company sold five non-strategic storage facilities in Massachusetts, North Carolina, and Pennsylvania for net cash proceeds of $16.3 million resulting in a loss of $1.6 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2010 and 2009. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Total revenue	$—	$1,404	$6,158
Property operations and maintenance expense	—	(487)	(1,872)
Real estate tax expense	—	(82)	(494)
Depreciation and amortization expense	—	(217)	(1,083)
Net realized gain (loss) on sale of property	—	6,944	(1,636)

Total income from discontinued operations	$—	$7,562	$1,073

Income from continuing operations attributable to common shareholders was $30.6 million, $33.2 million and $18.9 million in 2011, 2010 and 2009, respectively. Income from discontinued operations attributable to common shareholders was $0, $7.5 million and $1.1 million in 2011, 2010 and 2009, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at December 31, 2011 on the Company’s available line of credit was approximately 2.28% (1.64% at December 31, 2010). The proceeds from this term note and draws on the new line of credit were used to repay the Company’s previous line of credit and the Company’s $150 million bank term note that was to mature June 2012. At December 31, 2011, there was $129 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2011 the margin is 2.0%).

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

In connection with the new unsecured revolving line of credit and term notes, the Company incurred a total of approximately $4.1 million in fees paid to the creditors which have been deferred and will be amortized over the life of the new credit facility and term notes.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2011, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2011 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND OTHER DEBT DISCLOSURES

Mortgages payable at December 31, 2011 and December 31, 2010 consist of the following:

(dollars in thousands)	December 31, 2011	December 31, 2010
7.80% mortgage note due December 2011, secured by 11 self-storage facilities (Locke Sovran I), repaid December 2011	$—	$27,817
7.19% mortgage note due March 2012, secured by 27 self-storage facilities (Locke Sovran II), repaid December 2011	—	40,264
7.25% mortgage note due December 2011, secured by 1 self-storage facility, repaid December 2011	—	3,220
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.85%)	925	952
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly (effective interest rate 6.44%)	1,014	1,044
7.50% mortgage notes due August 2011, secured by 3 self-storage facilities, repaid August 2011	—	5,657
5.99% mortgage notes due May 2026, secured by 1 self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 5.89%)	2,484	—

Total mortgages payable	$4,423	$78,954

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2011. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 2.0% (2.28% at December 31, 2011)	—	—	—	—	$46,000	—	$46,000	$46,000

Notes Payable:
Term note—variable rate LIBOR+1.50% (1.99% at December 31, 2011)	—	$20,000	—	—	—	—	$20,000	$20,000
Term note—fixed rate 6.26%	—	$80,000	—	—	—	—	$80,000	$84,627
Term note—fixed rate 6.38%	—	—	—	—	$150,000	—	$150,000	$162,451
Term note—variable rate LIBOR+2.0% (2.27% at December 31, 2011)	—	—	—	—	—	$125,000	$125,000	$125,000
Term note—variable rate LIBOR+2.0% (2.30% at December 31, 2011)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note—fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$95,926
Mortgage note—fixed rate 6.76%	$29	$896	—	—	—	—	$925	$964
Mortgage note—fixed rate 6.35%	$31	$34	$949	—	—	—	$1,014	$1,059
Mortgage notes—fixed rate 5.99%	$112	$119	$126	$134	$142	$1,851	$2,484	$2,500
Interest rate derivatives—liability	—	—	—	—	—	—	—	$10,748

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in 2011, 2010, and 2009.

The Company has six interest rate swap agreements in effect at December 31, 2011 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During 2011, 2010, and 2009, the net reclassification from AOCL to interest expense was $10.5 million, $6.9 million and $9.7 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.8 million in 2012. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $10.7 million and $10.5 million at December 31, 2011, and 2010 respectively.

(dollars in thousands)	Jan. 1, 2011 to Dec. 31, 2011	Jan. 1, 2010 to Dec. 31, 2010	Jan. 1, 2009 to Dec. 31, 2009
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(10,516)	$(6,900)	$(9,687)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense	10,516	6,900	9,687
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	(10,517)	(5,889)	4,210

(Loss) Gain included in other comprehensive income (loss)	$(1)	$1,011	$13,897

In August 2011, the Company repaid $150 million in variable rate term notes. In August 2011, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in 2011 include $5.5 million in costs to terminate the interest rate swaps. In October 2009, the Company prepaid $100 million in variable rate term notes. In October 2009, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in 2009 include $8.4 million in costs to terminate the interest rate swaps. The cost approximated the fair market values of the swaps at the dates of termination. No interest rate swap termination occurred in 2010.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(10,748)	—	(10,748)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2011 assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 29 storage facilities discussed in Note 4. To determine the fair value of land the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age and condition of these assets, which are considered level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a level 3 input. Debt assumed is recorded at fair value based on current interest rates compared to contractual rates which is a level 2 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are level 3 inputs.

Also during 2011, the Company measured a storage facility at fair value as a result of the determination that the structure of a building was deficient and would need to be demolished. The fair value of the facility was determined by assessing the future discounted cash flows of the facility, which is considered a level 3 input. An impairment charge of $1.0 million was recorded in 2011 as a result of the write-down of the facility to fair value.

10. STOCK BASED COMPENSATION

The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. Options granted under the Plan vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2011, options for 317,263 shares were outstanding under the Plans and options for 811,436 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the Plan, including restricted stock and performance-based vesting restricted stock awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the Non-employee Plan) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2011, 3,116 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2011, options for 47,005 common shares and non-vested shares of 17,521 were outstanding under the Non-employee Plans and options for 115,684 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2011		2010		2009
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	387,318	$41.72	397,468	$40.78	360,688	$43.06
Granted	20,000	40.47	20,000	35.49	51,500	23.99
Exercised	(28,050)	25.96	(25,650)	23.18	(4,225)	21.46
Forfeited	(15,000)	44.29	(4,500)	36.86	(10,495)	44.53

Outstanding at end of year	364,268	$42.76	387,318	$41.72	397,468	$40.78
Exercisable at end of year	220,293	$44.25	197,447	$42.89	159,701	$40.71

A summary of the Company’s stock options outstanding at December 31, 2011 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$20.28 – 29.99	28,500	$23.24	13,500	$23.29
$30.00 – 39.99	40,100	$35.48	26,600	$35.71
$40.00 – 57.79	295,668	$45.63	180,193	$47.09

Total	364,268	$42.76	220,293	$44.25

Intrinsic value of outstanding stock options at December 31, 2011	$889,941
Intrinsic value of exercisable stock options at December 31, 2011	$463,431

The intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009, were $396,532, $382,576, and $50,188 respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2011, or the price on the date of exercise for those exercised during the year. As of December 31, 2011, there was approximately $0.7 million of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 3.6 years. The weighted average remaining contractual life of all options is 6.2 years, and for exercisable options is 5.7 years.

Non-vested stock

The Company has also issued 533,486 shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2011, the fair market value of the non-vested stock on the date of grant ranged from $28.66 to $41.07. During 2011, 106,602 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $3.7 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2011		2010		2009
	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	192,776	$39.34	154,593	$39.79	130,807	$44.79
Granted	106,602	35.02	78,152	37.03	59,590	29.70
Vested	(52,744)	37.19	(39,969)	36.55	(35,349)	41.25
Forfeited	—	—	—	—	(455)	43.95

Unvested at end of year	246,634	$37.93	192,776	$39.34	154,593	$39.79

Compensation expense of $1.5 million, $1.3 million and $1.4 million was recognized for the vested portion of non-vested stock grants in 2011, 2010 and 2009, respectively. The fair value of non-vested stock that vested during 2011, 2010 and 2009 was $2.0 million, $1.5 million and $1.5 million, respectively. The total unrecognized compensation cost related to non-vested stock was $7.8 million at December 31, 2011, and the remaining weighted-average period over which this expense will be recognized was 4.1 years.

Performance-based vesting restricted stock

The Company granted a total of 42,040 performance shares under the Plan during 2011 which are included above. Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance share granted under the Plan on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

Compensation expense of $0.1 million was recognized for the performance shares granted in 2011. The total unrecognized compensation cost related to non-vested performance shares was $1.2 million at December 31, 2011 and the weighted-average period over which this expense will be recognized is 2 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 45,025 units outstanding at December 31, 2011. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense which totaled $0.2 million, $0.2 million and $0.1 million in 2011, 2010 and 2009, respectively.

11. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 10% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $72,000, $70,000, and $114,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

12. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2011 was $20.2 million. Twenty five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2011 the Company contributed an additional $0.8 million to the joint venture. As of December 31, 2011, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2011 was $11.7 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment, which is assessed for other-than-temporary impairment on a periodic basis and no other-than-temporary impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.9 million, $1.3 million, and $1.2 million for 2011, 2010, and 2009, respectively. The Company also received an acquisition fee of $0.7 million, for securing purchases for Sovran HHF II in 2011. The Company’s share of Sovran HHF and Sovran HHF II’s (loss) income for 2011, 2010 and 2009 was ($0.4 million), $0.3 million and $0.2 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at December 31, 2011 and $0.6 million at December 31, 2010, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2011, 2010, and 2009, the Company’s share of Iskalo Office Holdings, LLC’s (loss) income was ($82,000), ($79,000) and $7,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $688,000, $644,000 and $608,000 in 2011, 2010, and 2009, respectively. Future minimum lease payments under the lease are $0.7 million per year through 2015.

A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2011 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$162,668	$164,605	$—
Investment in office building	—	—	5,321
Other assets	3,936	3,436	580

Total Assets	$166,604	$168,041	$5,901

Due to the Company	$276	$313	$—
Mortgages payable	71,239	88,300	6,752
Other liabilities	2,518	1,513	731

Total Liabilities	74,033	90,126	7,483
Unaffiliated partners’ equity (deficiency)	74,057	66,228	(1,080)
Company equity (deficiency)	18,514	11,687	(502)

Total Liabilities and Partners’ Equity (deficiency)	$166,604	$168,041	$5,901

Income Statement Data:
Total revenues	$18,393	$8,732	$923
Depreciation and amortization of customer list	(3,667)	(2,234)	(221)
Other expenses	(12,995)	(11,591)	(869)

Net income (loss)	$1,731	$(5,093)	$(167)

Included in other expenses of Sovran HHF II for the year ended December 31, 2011 is $5.5 million of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties by Sovran HHF II. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF, Sovran HHF II and Iskalo Office Holdings, LLC for the three years ended December 31, 2011 are as follows:

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Statement of Operations
Other operating income (management fees and acquisition fee income)	$2,578	$1,260	$1,243
General and administrative expenses (corporate office rent)	688	644	608
Equity in (losses) income of joint ventures	(340)	241	235
Distributions from unconsolidated joint ventures	944	494	686

Investing activities
Investment in joint ventures	(13,571)	—	(331)
(Advances to) reimbursement of advances to joint ventures	(413)	(80)	163

13. SHAREHOLDERS’ EQUITY

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

During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of December 31, 2011, the Company had $77.6 million available for issuance under the Equity Program.

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

14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands, except per share data).

	2011 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$49,535	$50,709	$54,254	$56,658
Income from continuing operations	$8,700	$10,080	$2,366	$10,383
Net Income	$8,700	$10,080	$2,366	$10,383
Net income attributable to common shareholders	$8,260	$9,737	$2,339	$10,256
Net Income Per Share Attributable to Common Shareholders
Basic	$0.30	$0.35	$0.08	$0.37
Diluted	$0.30	$0.35	$0.08	$0.37

	2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$47,284	$47,309	$48,623	$48,856
Income from continuing operations (a)	$8,012	$8,618	$9,374	$8,975
Income (loss) from discontinued operations (a)	$(124)	$7,686	$—	$—
Net Income	$7,888	$16,304	$9,374	$8,975
Net income attributable to common shareholders	$7,427	$15,761	$8,923	$8,531
Net Income Per Share Attributable to Common Shareholders
Basic	$0.27	$0.57	$0.32	$0.31
Diluted	$0.27	$0.57	$0.32	$0.31

(a)	2010 data as presented in this table differ from the amounts as presented in the Company’s quarterly reports due to the impact of discontinued operations accounting with respect to the ten properties sold in 2010 as described in Note 5.

15. COMMITMENTS AND CONTINGENCIES

Sovran HHF Storage Holdings II LLC, a joint venture in which the Company is a 15% owner, was under contract with a seller to acquire ten self-storage facilities in Dallas and Fort Worth, Texas for approximately $29 million. Sovran HHF Storage Holdings II LLC purchased the ten facilities in February 2012. The Company contributed cash of $4.3 million to the joint venture as its share of capital required to fund the acquisition. This contribution will be recorded as an addition to investments in unconsolidated joint ventures in the first quarter of 2012.

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At December 31, 2011, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $7.5 million under these contracts in 2012.

16. SUBSEQUENT EVENTS

On January 3, 2012, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on January 26, 2012 to shareholders of record on January 13, 2012. The total dividend paid amounted to $13.0 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2011. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Robert J. Attea	/S/ David L. Rogers
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited Sovran Self Storage, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Sovran Self Storage, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 28, 2012

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2011(“2012 Proxy Statement”) , with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.sovranss.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Auditor” in the 2012 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2011 and 2010.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2011, 2010, and 2009.

(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2011, 2010, and 2009.

(iv)	Consolidated Statements of Shareholders’ Equity.

(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009 and

(vi)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2011 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-A filed December 3, 1996.)

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 to Registrant’s Form 8-A filed July 29, 1999).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant reclassifying shares of Series B Cumulative Redeemable Preferred Stock into Preferred. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 31, 2011).

3.6	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.4 to Registrant’s Annual Report on Form 10-K filed February 26, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1*+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended.

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed February 26, 2010).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.6*+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan.

10.7*+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan.

10.8+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 6, 2011).

10.9+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 6, 2011).

10.10+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006, SEC File Number 001-13820, Film Number 061238147).

10.11+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006, SEC File Number 001-13820, Film Number 061238147).

10.12+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 10, 2008).

10.13	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006, SEC File Number 001-13820, Film Number 06971617).

10.14	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

10.15	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.16

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

(incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.17	Note Purchase Agreement dated as of August 5, 2011 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers and $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.18	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 to Registrant’s Current Report on Form 8-K filed May 1, 2006, SEC File Number 001-13820, Film Number 06795352).

10.19	Equity Distribution Agreement dated as of September 14, 2011 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed September 14, 2011).

10.20	Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 25, 2009).

10.21+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant’s Proxy Statement filed April 9, 2009).

10.22+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2010).

10.23+	Sovran Self Storage, Inc. Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 21, 2012).

10.24+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Andrew Gregoire amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.25+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.26+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Edward Killeen amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL, as follows:

(i)            Consolidated Balance Sheets at December 31, 2011 and 2010;

(ii)           Consolidated Statements of Operations for Years Ended December 31, 2011, 2010, and 2009;

(iii)          Consolidated Statements of Comprehensive Income for Years Ended December 31, 2011, 2010, and 2009.

(iv)           Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2011, 2010, and 2009;

(v)            Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010, and 2009; and

(vi)           Notes to Consolidated Financial Statements

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

SOVRAN SELF STORAGE, INC.

February 28, 2012	By:	/s/ David L. Rogers
David L. Rogers,
Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Chairman of the Board of Directors Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	February 28, 2012

/s/ David L. Rogers David L. Rogers	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/s/ James R. Boldt James R. Boldt	Director	February 28, 2012

/s/ Anthony P. Gammie Anthony P. Gammie	Director	February 28, 2012

/s/ Charles E. Lannon Charles E. Lannon	Director	February 28, 2012

Sovran Self Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2011

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Boston-Metro I	MA		$363	$1,679	$719	$363	2,398	$2,761	$926	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	526	680	2,142	2,822	888	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	834	344	2,103	2,447	755	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	2,115	416	3,631	4,047	1,092	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	1,553	397	2,977	3,374	869	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	1,149	747	1,812	2,559	726	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	2,092	771	4,825	5,596	1,861	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,436	239	2,546	2,785	862	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	893	701	2,552	3,253	987	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	1,010	198	1,750	1,948	671	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	893	779	2,010	2,789	927	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	2,158	483	3,910	4,393	1,243	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	907	224	1,715	1,939	676	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	1,747	497	3,204	3,701	1,316	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	522	395	1,926	2,321	807	1981	6/26/1995	5 to 40 years
Salisbury	MD		164	760	480	164	1,240	1,404	552	1979	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	1,053	687	1,246	1,933	531	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	526	268	1,774	2,042	762	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	506	234	1,349	1,583	547	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	4,526	1,445	5,228	6,673	1,495	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	2,974	444	4,587	5,031	1,080	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	950	649	3,279	3,928	1,320	1985	6/26/1995	5 to 40 years
New Haven	CT		387	1,402	1,073	387	2,475	2,862	881	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	764	844	2,785	3,629	1,141	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	478	303	1,580	1,883	672	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	1,691	517	2,234	2,751	725	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	731	321	1,881	2,202	737	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	710	374	2,028	2,402	851	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	1,111	189	1,830	2,019	678	1989	6/26/1995	5 to 40 years
Columbia IV	SC		488	1,188	542	488	1,730	2,218	767	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	2,036	602	3,443	4,045	1,042	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	624	513	2,554	3,067	1,089	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	514	194	1,426	1,620	572	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	954	1,503	4,573	6,076	1,627	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	345	398	1,380	1,778	648	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	433	424	1,447	1,871	650	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	1,073	483	2,239	2,722	757	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	590	308	1,706	2,014	787	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	761	174	1,543	1,717	609	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	736	413	1,735	2,148	794	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,391	306	1,794	2,100	569	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	2,841	479	4,583	5,062	1,251	1988	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,656	883	3,760	4,643	1,463	1986	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Newport News	VA		316	1,471	872	316	2,343	2,659	961	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	1,257	651	4,200	4,851	1,839	1983	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	1,209	715	2,904	3,619	1,051	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,647	619	3,450	4,069	1,031	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,455	1,376	5,674	7,050	1,996	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	482	244	1,383	1,627	666	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,152	1,591	2,461	4,052	1,125	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	1,985	612	2,468	3,080	783	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,923	256	3,167	3,423	1,026	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	991	313	2,453	2,766	992	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	453	278	1,457	1,735	626	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	1,672	385	3,009	3,394	964	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	724	730	2,449	3,179	1,056	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	783	863	2,824	3,687	1,189	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	489	326	2,004	2,330	876	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	2,824	369	4,182	4,551	1,254	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	2,727	720	3,379	4,099	733	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	619	226	1,665	1,891	718	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	1,020	1,088	3,617	4,705	1,574	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	1,157	526	3,115	3,641	1,196	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	830	672	3,269	3,941	1,291	1988	6/26/1995	5 to 40 years
Jackson I	MS		343	1,580	2,276	796	3,403	4,199	1,002	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	651	209	1,615	1,824	739	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	892	443	2,494	2,937	1,007	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	1,174	1,162	3,928	5,090	1,598	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	939	424	2,445	2,869	1,050	1970	1/16/1996	5 to 40 years
Harrisburg I	PA		360	1,641	645	360	2,286	2,646	972	1983	12/29/1995	5 to 40 years
Harrisburg II	PA		627	2,224	3,743	692	5,902	6,594	1,260	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,338	472	3,048	3,520	1,094	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	314	206	1,225	1,431	655	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	546	413	2,248	2,661	1,079	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	1,302	442	2,894	3,336	916	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	731	353	2,030	2,383	744	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	686	232	1,549	1,781	622	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	688	766	2,488	3,254	983	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	348	442	2,115	2,557	847	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	1,107	408	2,769	3,177	1,035	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	344	328	1,668	1,996	684	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,202	436	2,961	3,397	1,097	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	-1,161	289	0	289	0	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,397	671	3,766	4,437	1,228	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	1,176	433	2,036	2,469	676	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	395	345	1,657	2,002	663	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	512	383	1,242	1,625	481	1986	5/29/1996	5 to 40 years
Lakeland II	FL		359	1,287	1,198	359	2,485	2,844	955	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,311	297	3,182	3,479	1,083	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	420	310	1,708	2,018	662	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	826	688	2,683	3,371	467	1988	7/23/1996	5 to 40 years
Dayton	OH		667	2,379	474	683	2,837	3,520	527	1988	7/23/1996	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Baltimore III	MD		777	2,770	503	777	3,273	4,050	1,275	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	1,105	568	3,133	3,701	1,229	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	602	436	2,237	2,673	918	1985	8/26/1996	5 to 40 years
Jacksonville V	FL		535	2,033	399	538	2,429	2,967	1,049	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	590	487	2,344	2,831	801	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	366	315	1,497	1,812	575	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	1,184	314	2,297	2,611	824	1975	10/30/1996	5 to 40 years
Rochester III	NY		704	2,496	2,396	707	4,889	5,596	1,305	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	2,121	693	4,170	4,863	1,169	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	1,905	751	4,581	5,332	1,561	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	1,525	725	4,111	4,836	1,434	1978	1/10/1997	5 to 40 years
Cleveland V	OH		637	2,918	1,897	701	4,751	5,452	1,865	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	971	495	2,752	3,247	1,044	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	1,414	761	4,128	4,889	1,514	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	1,707	418	3,628	4,046	1,320	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	1,441	606	3,605	4,211	1,112	1982	1/10/1997	5 to 40 years
Grand Rapids l	MI		455	1,631	1,102	624	2,564	3,188	461	1976	1/17/1997	5 to 40 years
Grand Rapids ll	MI		219	790	1,001	219	1,791	2,010	654	1983	1/17/1997	5 to 40 years
Kalamazoo	MI		516	1,845	1,811	694	3,478	4,172	595	1978	1/17/1997	5 to 40 years
Lansing	MI		327	1,332	1,723	542	2,840	3,382	458	1987	1/17/1997	5 to 40 years
San Antonio lll	TX		474	1,686	467	504	2,123	2,627	763	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	506	346	1,742	2,088	620	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,747	432	3,307	3,739	1,130	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,203	634	3,768	4,402	1,358	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	401	566	2,680	3,246	986	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	591	293	1,948	2,241	676	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,403	335	2,745	3,080	916	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	1,016	328	2,331	2,659	875	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	386	152	1,099	1,251	451	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	725	245	1,845	2,090	581	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	3,390	260	4,433	4,693	832	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	808	616	1,641	2,257	601	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	704	491	2,460	2,951	977	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	479	296	1,675	1,971	626	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	585	921	3,867	4,788	1,491	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	2,196	304	3,407	3,711	943	1989	6/4/1997	5 to 40 years
Dallas-Skillman	TX		960	3,847	1,674	960	5,521	6,481	1,960	1975	6/30/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,419	943	5,305	6,248	1,926	1977	6/30/1997	5 to 40 years
Dallas-Samuell	TX		570	2,285	876	611	3,120	3,731	1,150	1975	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	627	370	2,113	2,483	843	1975	6/30/1997	5 to 40 years
Houston-Antoine	TX		515	2,074	606	515	2,680	3,195	1,021	1984	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	517	1,033	4,270	5,303	1,634	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	504	825	3,236	4,061	1,205	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	372	735	3,801	4,536	1,452	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	410	231	1,544	1,775	562	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,672	89	2,048	2,137	594	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,047	421	2,853	3,274	971	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	384	282	1,687	1,969	660	1985	11/21/1997	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Harrisburg-Peiffers	PA		635	2,550	562	637	3,110	3,747	1,155	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	393	542	2,603	3,145	929	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	966	620	3,498	4,118	1,208	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	310	540	2,521	3,061	942	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	844	864	4,838	5,702	1,729	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	813	1,243	5,832	7,075	2,069	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	840	709	4,075	4,784	1,554	1985	2/4/1998	5 to 40 years
Northbridge	MA		441	1,788	1,032	694	2,567	3,261	408	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	615	843	4,009	4,852	1,459	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	634	397	2,468	2,865	882	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	545	488	2,291	2,779	821	1990/96	2/18/1998	5 to 40 years
Titusville	FL		492	1,990	1,077	688	2,871	3,559	478	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	1,271	733	4,212	4,945	1,529	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	552	384	1,923	2,307	736	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,158	414	3,238	3,652	829	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	632	349	1,882	2,231	685	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,089	544	3,031	3,575	1,107	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	1,437	702	4,258	4,960	1,402	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	777	775	3,880	4,655	1,357	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	799	940	4,562	5,502	1,596	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	469	742	3,446	4,188	1,197	1980	4/7/1998	5 to 40 years
Warren-Elm	OH		522	1,864	1,272	569	3,089	3,658	1,012	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,864	633	3,572	4,205	1,010	1986	4/22/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	1,839	662	4,493	5,155	877	1985	6/2/1998	5 to 40 years
Jackson 3—I55	MS		744	3,021	185	744	3,206	3,950	1,130	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	3,301	419	4,825	5,244	953	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	577	1,208	5,431	6,639	1,855	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	524	944	4,327	5,271	1,529	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	380	903	4,023	4,926	1,420	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	1,147	1,503	7,206	8,709	2,438	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	141	489	1,954	2,443	746	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	2,260	740	3,757	4,497	1,026	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX		659	2,680	466	698	3,107	3,805	935	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	157	635	2,459	3,094	858	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	331	548	2,319	2,867	788	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	562	840	3,935	4,775	1,370	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	2,032	324	3,525	3,849	875	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,449	510	4,426	4,936	925	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	498	481	2,452	2,933	841	1996	6/30/1998	5 to 40 years
Euless	TX		550	1,998	718	550	2,716	3,266	855	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	1,598	670	4,005	4,675	1,114	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	1,007	390	2,577	2,967	764	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	532	460	2,174	2,634	840	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	1,672	507	3,730	4,237	954	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	854	447	2,630	3,077	891	1986/94	2/2/1999	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Lafayette-Pinhook 1	LA		556	1,951	1,090	556	3,041	3,597	1,172	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	321	708	3,181	3,889	1,067	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	811	314	1,906	2,220	754	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,534	188	2,186	2,374	771	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	888	963	4,784	5,747	1,471	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	1,199	772	3,678	4,450	1,068	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	583	565	3,179	3,744	1,038	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	2,459	733	3,365	4,098	669	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	632	339	1,978	2,317	611	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	987	291	2,013	2,304	542	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	463	354	1,868	2,222	643	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	910	453	2,520	2,973	840	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	1,006	872	4,482	5,354	1,452	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	729	849	4,130	4,979	1,335	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,864	410	3,490	3,900	947	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	829	667	3,202	3,869	1,053	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	406	335	1,927	2,262	651	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,179	276	2,491	2,767	666	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	883	633	3,456	4,089	970	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	365	633	2,982	3,615	944	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	590	384	2,012	2,396	592	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,302	254	2,361	2,615	543	1998	11/15/2000	5 to 40 years
Brewster	NY		1,716	6,920	1,001	1,981	7,656	9,637	1,244	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	537	966	3,385	4,351	616	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX		733	3,392	650	841	3,934	4,775	680	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL		787	3,249	497	902	3,631	4,533	664	1997	3/13/2001	5 to 40 years
Dracut	MA		1,035	3,737	649	1,104	4,317	5,421	1,138	1986	12/1/2001	5 to 40 years
Methuen	MA		1,024	3,649	613	1,091	4,195	5,286	1,096	1984	12/1/2001	5 to 40 years
Columbia 5	SC		883	3,139	1,220	942	4,300	5,242	1,037	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	963	589	2,896	3,485	745	1984	12/1/2001	5 to 40 years
Kingsland	GA		470	1,902	3,097	666	4,803	5,469	888	1989	12/1/2001	5 to 40 years
Saco	ME		534	1,914	280	570	2,158	2,728	581	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	2,317	1,004	6,901	7,905	1,399	1996	12/19/2001	5 to 40 years
Sandwich	MA		670	3,060	478	714	3,494	4,208	897	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	444	327	1,614	1,941	453	1987	2/5/2002	5 to 40 years
Houston-Westward	TX		853	3,434	899	912	4,274	5,186	1,104	1976	2/13/2002	5 to 40 years
Houston-Boone	TX		250	1,020	543	268	1,545	1,813	410	1983	2/13/2002	5 to 40 years
Houston-Cook	TX		285	1,160	343	306	1,482	1,788	407	1986	2/13/2002	5 to 40 years
Houston-Harwin	TX		449	1,816	754	480	2,539	3,019	644	1981	2/13/2002	5 to 40 years
Houston-Hempstead	TX		545	2,200	997	583	3,159	3,742	830	1974/78	2/13/2002	5 to 40 years
Houston-Kuykendahl	TX		517	2,090	1,372	553	3,426	3,979	798	1979/83	2/13/2002	5 to 40 years
Houston-Hwy 249	TX		299	1,216	1,084	320	2,279	2,599	561	1983	2/13/2002	5 to 40 years
Mesquite-Hwy 80	TX		463	1,873	718	496	2,558	3,054	618	1985	2/13/2002	5 to 40 years
Mesquite-Franklin	TX		734	2,956	706	784	3,612	4,396	892	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX		394	1,595	319	421	1,887	2,308	507	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	1,082	408	2,600	3,008	596	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	419	919	4,115	5,034	989	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	291	612	2,759	3,371	667	1999	6/19/2002	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
League City-E.Main	TX		689	3,159	284	689	3,443	4,132	846	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	2,102	1,119	5,086	6,205	1,007	1998	6/19/2002	5 to 40 years
Texas City	TX		817	3,286	147	817	3,433	4,250	861	1999	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	202	407	1,852	2,259	465	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	279	817	3,566	4,383	870	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	657	2,207	9,523	11,730	2,239	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	513	1,131	5,077	6,208	1,155	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	361	635	3,279	3,914	738	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	387	1,252	6,130	7,382	1,396	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	66	1,039	4,267	5,306	913	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	318	827	4,094	4,921	861	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	348	2,713	11,361	14,074	2,379	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,779	773	4,949	5,722	916	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	127	1,195	5,004	6,199	1,004	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	267	1,103	4,817	5,920	982	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,696	1,061	7,123	8,184	1,208	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	857	388	2,497	2,885	435	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	101	1,720	7,087	8,807	1,391	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,482	1,566	7,827	9,393	1,154	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,374	1,365	6,943	8,308	1,328	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	792	2,051	6,645	8,696	1,255	2000	8/5/2004	5 to 40 years
Cicero	NY		527	2,121	702	527	2,823	3,350	537	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	66	1,131	4,675	5,806	842	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	145	612	2,646	3,258	491	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	216	1,612	6,801	8,413	1,233	2002	4/14/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	133	1,215	5,081	6,296	871	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	223	1,906	7,949	9,855	1,380	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	1,621	470	3,523	3,993	490	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	-309	491	1,920	2,411	364	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	385	556	2,650	3,206	434	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	182	754	3,247	4,001	578	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	1,372	484	3,349	3,833	486	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	467	811	3,864	4,675	661	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	2,508	719	5,435	6,154	535	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	1,115	721	4,109	4,830	635	2003	1/13/2006	5 to 40 years
Texas City	TX		867	3,499	130	867	3,629	4,496	577	2003	1/10/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	485	982	2,663	3,645	414	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	103	596	2,514	3,110	403	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	134	937	3,913	4,850	597	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,638	707	5,571	6,278	725	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	925	411	1,621	175	411	1,796	2,207	323	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,831	102	463	1,933	2,396	299	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,406	1,269	601	3,675	4,276	511	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	1,014	542	1,319	2,134	542	3,453	3,995	417	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	105	832	3,373	4,205	505	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	533	617	2,955	3,572	420	1989	6/29/2006	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Largo 2	FL		1,270	5,037	187	1,270	5,224	6,494	777	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,676	137	929	3,813	4,742	548	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL		696	2,739	119	696	2,858	3,554	421	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	124	1,220	4,929	6,149	710	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	273	1,113	4,632	5,745	663	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	170	766	3,210	3,976	449	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	176	828	3,466	4,294	504	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	671	734	3,538	4,272	540	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	217	899	3,813	4,712	556	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	320	890	3,872	4,762	543	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	125	697	2,836	3,533	409	2000	6/22/2006	5 to 40 years
Arlington-Little Rd	TX		1,256	4,946	212	1,256	5,158	6,414	738	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,434	94	605	2,528	3,133	362	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,428	152	607	2,580	3,187	370	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,276	63	1,073	4,339	5,412	627	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX		549	2,180	1,076	549	3,256	3,805	346	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX		644	2,542	77	644	2,619	3,263	379	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	97	963	3,933	4,896	569	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	142	773	3,202	3,975	470	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	148	1,175	4,772	5,947	675	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	92	619	2,563	3,182	362	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,784	1,938	699	4,722	5,421	579	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	664	1,158	5,303	6,461	733	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	282	590	2,643	3,233	354	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	226	694	2,984	3,678	392	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	164	736	3,069	3,805	431	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	-528	975	3,326	4,301	450	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	151	0	3,831	3,831	528	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	153	439	1,898	2,337	257	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	1,942	813	5,155	5,968	604	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	515	532	2,634	3,166	324	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	564	437	2,358	2,795	262	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	383	638	2,914	3,552	390	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	121	348	1,465	1,813	189	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls Blvd	NY		323	1,331	78	323	1,409	1,732	185	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	550	316	2,734	3,050	310	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	594	961	4,421	5,382	502	1999	3/30/2007	5 to 40 years
Lockport-Transit Rd	NY		375	1,498	268	375	1,766	2,141	256	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	91	1,003	4,093	5,096	503	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	296	1,100	4,682	5,782	616	1994	1/11/2007	5 to 40 years
Port Arthur-9595 Hwy69	TX		929	3,647	161	930	3,807	4,737	484	2002/04	3/8/2007	5 to 40 years
Beaumont-Dowlen Rd	TX		1,537	6,018	243	1,537	6,261	7,798	792	2003/06	3/8/2007	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Huntsville-Memorial Pkwy	AL		1,607	6,338	286	1,607	6,624	8,231	789	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	232	1,017	4,244	5,261	524	1993/07	6/1/2007	5 to 40 years
Gulfport-Ocean Springs	MS		1,423	5,624	78	1,423	5,702	7,125	668	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	129	1,206	4,904	6,110	584	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	214	1,216	5,033	6,249	618	2000/07	6/1/2007	5 to 40 years
Gulfport-Hwy 49	MS		1,345	5,325	16	1,301	5,385	6,686	632	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	155	1,164	4,779	5,943	566	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	168	1,347	5,641	6,988	686	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	114	1,029	4,294	5,323	559	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	117	686	2,849	3,535	357	2003	6/1/2007	5 to 40 years
Gulfport-Biloxi	MS		1,811	7,152	75	1,811	7,227	9,038	843	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	56	732	3,071	3,803	387	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	109	1,076	4,441	5,517	523	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	46	885	3,632	4,517	433	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	238	676	2,923	3,599	352	2003/06	5/21/2007	5 to 40 years
Beaumont-S.Major	TX		742	3,024	125	742	3,149	3,891	354	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	135	444	1,934	2,378	205	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	82	384	1,630	2,014	168	2000	12/19/2007	5 to 40 years
Foley-St Hwy 59	AL		437	1,757	139	437	1,896	2,333	190	2000	12/19/2007	5 to 40 years
Ridgeland	MS		1,479	5,965	427	1,479	6,392	7,871	636	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	132	1,337	5,509	6,846	555	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	165	852	3,574	4,426	277	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2	1,047	5,983	7,030	363	2009	10/1/2009	5 to 40 years
Raleigh-Atlantic	NC		846	4,095	54	846	4,149	4,995	107	1977/00	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	45	961	3,747	4,708	99	2008	12/29/2010	5 to 40 years
Raleigh-Davis Circle	NC		574	3,975	18	574	3,993	4,567	105	2008	12/29/2010	5 to 40 years
Charlotte	NC		513	5,317	27	513	5,344	5,857	138	2009	12/29/2010	5 to 40 years
Charlotte	NC		1,129	4,767	32	1,129	4,799	5,928	127	2009	12/29/2010	5 to 40 years
Raleigh-Dillard	NC		381	3,575	17	381	3,592	3,973	95	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	20	965	3,375	4,340	89	2007	12/29/2010	5 to 40 years
West Deptford	NJ		626	3,419	1	626	3,420	4,046	46	1999	6/30/2011	5 to 40 years
Fair Lawn-Wagaraw	PA		796	9,467	35	796	9,502	10,298	125	1999	7/14/2011	5 to 40 years
Elizabeth-Allen	PA		885	3,073	78	885	3,151	4,036	41	1988	7/14/2011	5 to 40 years
High Ridge	MO		197	2,132	26	197	2,158	2,355	29	2007	7/28/2011	5 to 40 years
Decatur-N.Decatur Rd	GA		1,043	8,252	26	1,043	8,278	9,321	71	2006	8/17/2011	5 to 40 years
Humble-Pinehurst	TX		825	4,201	49	825	4,250	5,075	28	1993	9/22/2011	5 to 40 years
Bedford-Crystal Springs	TX		693	3,552	17	693	3,569	4,262	25	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	8	1,243	3,114	4,357	22	2000	9/22/2011	5 to 40 years
Cedar Park-South Bell	TX		1,559	2,727	-6	1,559	2,721	4,280	20	1998	9/22/2011	5 to 40 years
Katy-South Mason	TX		691	4,435	-3	691	4,432	5,123	30	2000	9/22/2011	5 to 40 years
Deer Park-Center St	TX		1,012	3,312	3	1,012	3,315	4,327	22	1998	9/22/2011	5 to 40 years
Houston-W.Little	TX		575	3,557	12	575	3,569	4,144	25	1998	9/22/2011	5 to 40 years
Pasadena-Fairway	TX		705	4,223	17	705	4,240	4,945	28	2000	9/22/2011	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
Description	ST	Encum brance	Land	Building, Equipment and Improvements	Building, Equipment and Improvements	Land	Building, Equipment and Improvements	Total	Accum. Deprec.	Date of Construction	Date Acquired	in latest income statement is computed
Friendswood-FM 2351 Rd	TX		1,168	2,315	13	1,168	2,328	3,496	16	1994	9/22/2011	5 to 40 years
Spring-Louetta Rd	TX		2,152	3,027	5	2,152	3,032	5,184	22	1993	9/22/2011	5 to 40 years
Houston-W.Sam	TX		402	3,602	-6	402	3,596	3,998	24	1999	9/22/2011	5 to 40 years
Austin-Pond Springs	TX		1,653	4,947	21	1,653	4,968	6,621	33	1984	9/22/2011	5 to 40 years
Spring-Rayford Rd	TX		1,474	4,500	-5	1,474	4,495	5,969	31	2006	9/22/2011	5 to 40 years
Round Rock-S. I-35	TX		177	3,223	2	177	3,225	3,402	22	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	15	1,438	4,598	6,036	31	2000	9/22/2011	5 to 40 years
Sugarland-Hwy 6 S	TX		272	3,236	14	272	3,250	3,522	22	2001	9/22/2011	5 to 40 years
Houston-Westheimer	TX		536	2,687	8	536	2,695	3,231	18	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	10	1,478	4,155	5,633	28	1999	9/22/2011	5 to 40 years
Woodlands-Panther Creek	TX		1,315	6,142	4	1,315	6,146	7,461	39	1977	9/22/2011	5 to 40 years
Woodlands	TX		3,189	3,974	7	3,189	3,981	7,170	26	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	10	1,049	5,185	6,234	35	1999	9/22/2011	5 to 40 years
Webster-W.Nasa Rd	TX	2,484	2,054	2,138	5	2,054	2,143	4,197	16	1982	9/22/2011	5 to 40 years
Newport News-	VA		2,848	5,892	16	2,848	5,908	8,756	40	2004	9/29/2011	5 to 40 years
Penasacola	FL		197	4,281	52	197	4,333	4,530	10	1996	11/15/2011	5 to 40 years
Construction in Progress			0	0	14,429	0	14,429	14,429	0	2010
Corporate Office	NY		0	68	13,097	1,631	11,534	13,165	8,760	2000	5/1/2000	5 to 40 years

		$4,423	$259,749	$1,011,310	$325,044	$272,784	$1,323,319	$1,596,103	$305,585

	December 31, 2011		December 31, 2010		December 31, 2009
Cost:
Balance at beginning of period		$1,419,956		$1,364,454		$1,343,669
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	151,572		34,155		—
Improvements, etc.	28,135		21,523		21,952

		179,707		55,678		21,952
Deductions during period:
Cost of assets disposed	(1,011)		(176)		(218)
Impairment write-down	(1,721)		—		—
Casualty loss	(828)		—		(949)

		(3,560)		(176)		(1,167)

Balance at close of period		$1,596,103		$1,419,956		$1,364,454

Accumulated Depreciation:
Balance at beginning of period		$271,797		$238,971		$206,739
Additions during period:
Depreciation expense	$35,008		$32,939		$32,451

		35,008		32,939		32,451
Deductions during period:
Accumulated depreciation of assets disposed	(432)		(113)		(128)
Accumulated depreciation on impaired asset	(674)		—		—
Accumulated depreciation on casualty loss	(114)		—		(91)

		(1,220)		(113)		(219)

Balance at close of period		$305,585		$271,797		$238,971