Form 10-Q
period 2012-03-31
SOVRAN SELF STORAGE INC
filed 2012-05-08
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, 28,997,918 shares of Common Stock, $.01 par value per share, were outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2012 (unaudited)	December 31, 2011
Assets
Investment in storage facilities:
Land	$272,994	$272,784
Building, equipment, and construction in progress	1,327,427	1,323,319

	1,600,421	1,596,103
Less: accumulated depreciation	(314,915)	(305,585)

Investment in storage facilities, net	1,285,506	1,290,518
Cash and cash equivalents	13,405	7,321
Accounts receivable	3,355	3,008
Receivable from unconsolidated joint ventures	1,036	589
Investment in unconsolidated joint ventures	33,901	31,939
Prepaid expenses	6,640	3,987
Other assets	6,158	7,373

Total Assets	$1,350,001	$1,344,735

Liabilities
Line of credit	$63,000	$46,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	20,669	32,254
Deferred revenue	6,827	6,305
Fair value of interest rate swap agreements	9,550	10,748
Mortgages payable	4,381	4,423

Total Liabilities	679,427	674,730

Noncontrolling redeemable Operating Partnership Units at redemption value	16,894	14,466

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 28,982,918 shares outstanding (28,952,356 at December 31, 2011)	301	301
Additional paid-in capital	863,891	862,467
Dividends in excess of net income	(174,137)	(169,799)
Accumulated other comprehensive loss	(9,200)	(10,255)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	653,680	655,539

Total Liabilities and Shareholders’ Equity	$1,350,001	$1,344,735

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2012 to March 31, 2012	January 1, 2011 to March 31, 2011
Revenues
Rental income	$53,217	$47,126
Other operating income	3,865	2,409

Total operating revenues	57,082	49,535

Expenses
Property operations and maintenance	14,053	13,513
Real estate taxes	5,761	5,044
General and administrative	7,565	5,772
Acquisition costs	7	42
Depreciation and amortization	10,245	8,625

Total operating expenses	37,631	32,996

Income from operations	19,451	16,539

Other income (expenses)
Interest expense	(8,253)	(7,897)
Interest income	3	18
Equity in income of joint ventures	68	40

Net income	11,269	8,700
Net income attributable to noncontrolling interest	(131)	(440)

Net income attributable to common shareholders	$11,138	$8,260

Earnings per common share attributable to common shareholders – basic	$0.39	$0.30

Earnings per common share attributable to common shareholders – diluted	$0.39	$0.30

Common shares used in basic earnings per share calculation	28,785,663	27,537,278

Common shares used in diluted earnings per share calculation	28,877,736	27,577,435
Dividends declared per common share	$0.45	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Net income	$11,269	$8,700
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	1,055	1,555

Total comprehensive income	12,324	10,255
Comprehensive income attributable to noncontrolling interest	(143)	(459)

Comprehensive income attributable to common shareholders	$12,181	$9,796

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2012 to March 31, 2012	January 1, 2011 to March 31, 2011
Operating Activities
Net income	$11,269	$8,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,245	8,625
Amortization of deferred financing fees	208	257
Equity in income of joint ventures	(68)	(40)
Distributions from unconsolidated joint venture	337	188
Non-vested stock earned	600	332
Stock option expense	51	69
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(347)	463
Prepaid expenses	(2,653)	(1,947)
Accounts payable and other liabilities	(11,705)	(5,574)
Deferred revenue	522	109

Net cash provided by operating activities	8,459	11,182

Investing Activities
Acquisitions of storage facilities	—	—
Improvements, equipment additions, and construction in progress	(4,361)	(3,541)
Investment in unconsolidated joint ventures	(2,270)	—
(Advances) reimbursement of advances to joint ventures	(421)	21
Property deposits	125	(1,050)

Net cash used in investing activities	(6,927)	(4,570)

Financing Activities
Net proceeds from sale of common stock	773	340
Proceeds from line of credit	17,000	12,000
Repayments of line of credit	—	(6,000)
Financing costs	—	(312)
Dividends paid-common stock	(13,027)	(12,444)
Distributions to noncontrolling interest holders	(152)	(493)
Mortgage principal payments	(42)	(610)

Net cash provided by (used in) financing activities	4,552	(7,519)

Net increase (decrease) in cash	6,084	(907)
Cash at beginning of period	7,321	5,766

Cash at end of period	$13,405	$4,859

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$8,512	$6,624

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2012, we had an ownership interest in and/or managed 446 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 446 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, one property that we manage for a consolidated joint venture (West Deptford JV LLC) of which we have a 20% common ownership interest and a preferred interest, and 11 properties that we manage and have no ownership interest. Approximately 43% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.8% ownership interest therein as of March 31, 2012. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Locke Sovran I LLC (a wholly-owned subsidiary), Locke Sovran II LLC (a wholly-owned subsidiary), Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary), and West Deptford JV LLC, a controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

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

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the above, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC. At March 31, 2012, West Deptford JV LLC had total assets of $4.1 million and total liabilities of $2.9 million. For the three months ended March 31, 2012 West Deptford JV LLC generated total operating revenues of $0.1 million and a net loss of $49,000. The net loss includes $50,000 of depreciation and amortization.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2012 and December 31, 2011, there were 339,025 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2012 and December 31, 2011, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	Three Months Ended Mar. 31, 2012
Beginning balance noncontrolling redeemable Operating Partnership Units	$14,466
Net income attributable to noncontrolling interests	131
Distributions	(152)
Adjustment to redemption value	2,449

Ending balance noncontrolling redeemable Operating Partnership Units	$16,894

3.	STOCK BASED COMPENSATION

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

For the three months ended March 31, 2012 and 2011, the Company recorded compensation expense (included in general and administrative expense) of $51,000 and $69,000, respectively, related to stock options and $600,000 and $332,000, respectively, related to amortization of non-vested stock grants.

During the three months ended March 31, 2012 and 2011, employees exercised 21,835 and 12,500 stock options respectively, and 28,252 and 33,282 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2012.

(dollars in thousands)
Cost:
Beginning balance	$1,596,103
Acquisition of storage facilities	—
Improvements and equipment additions	7,314
Net decrease in construction in progress	(2,948)
Dispositions	(48)

Ending balance	$1,600,421

Accumulated Depreciation:
Beginning balance	$305,585
Depreciation expense during the period	9,373
Dispositions	(43)

Ending balance	$314,915

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” The Company did not acquire any storage facilities in the three months ended March 31, 2012.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). At March 31, 2012 and December 31, 2011, the gross carrying amount of in-place customer leases was $9.5 million and $9.5 million, respectively, and the accumulated amortization was $7.9 million and $7.0 million, respectively. The Company recorded amortization expense of $0.9 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively. The Company expects to record $1.6 million of amortization expense for the remaining nine months of 2012.

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at March 31, 2012 on the Company’s available line of credit was approximately 2.24% (2.28% at December 31, 2011). At March 31, 2012, there was $112 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2012 the margin is 2.0%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2012, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2012 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

6.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2012 and December 31, 2011 consist of the following:

(dollars in thousands)	March 31, 2012	December 31, 2011
6.76% mortgage note due September 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.85%)	917	925
6.35% mortgage note due March 2014, secured by 1 self-storage facility with an aggregate net book value of $3.6 million, principal and interest paid monthly (effective interest rate 6.43%)	1,007	1,014
5.99% mortgage notes due May 2026, secured by 1 self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.19%)	2,457	2,484

Total mortgages payable	$4,381	$4,423

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates. This is considered a level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 2.0% (2.24% at March 31, 2012)	—	—	—	—	$63,000	—	$63,000	$63,000

Notes Payable:
Term note - variable rate LIBOR+1.50% (2.25% at March 31, 2012)	—	$20,000	—	—	—	—	$20,000	$20,000
Term note - fixed rate 6.26%	—	$80,000	—	—	—	—	$80,000	$83,402
Term note - fixed rate 6.38%	—	—	—	—	$150,000	—	$150,000	$161,120
Term note - variable rate LIBOR+2.0% (2.24% at March 31, 2012)	—	—	—	—	—	$125,000	$125,000	$125,000
Term note - variable rate LIBOR+2.0% (2.24% at March 31, 2012)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$93,746
Mortgage note - fixed rate 6.76%	$21	$896	—	—	—	—	$917	$964
Mortgage note - fixed rate 6.35%	$24	$34	$949	—	—	—	$1,007	$1,064
Mortgage notes - fixed rate 5.99%	$85	$119	$126	$134	$142	$1,851	$2,457	$2,575
Interest rate derivatives - liability	—	—	—	—	—	—	—	$9,550

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in the three months ended March 31, 2012 and 2011.

The Company has six interest rate swap agreements in effect at March 31, 2012 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2012, and 2011, the net reclassification from AOCL to interest expense was $1.2 million and $1.9 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.9 million for the twelve months ended March 31, 2013. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $9.6 million and $10.7 million at March 31, 2012, and December 31, 2011 respectively.

(dollars in thousands)	Jan. 1, 2012 to Mar. 31, 2012	Jan. 1, 2011 to Mar. 31, 2011
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(1,198)	$(1,908)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense	1,198	1,908
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(143)	(353)

Gain included in other comprehensive income (loss)	$1,055	$1,555

8.	FAIR VALUE MEASUREMENTS

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

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 on January 1, 2012 and its adoption did not have a significant impact on the Company’s current fair value measurements or disclosures. The adoption is not expected to have a significant effect on any future fair value measurements or disclosures.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(9,550)	—	(9,550)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2011 assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 29 storage facilities. To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age and condition of these assets, which are considered level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a level 3 input. Debt assumed is recorded at fair value based on current interest rates compared to contractual rates which is a level 2 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are level 3 inputs.

9.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2012 was $20.3 million. Twenty five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 and 2011 the Company contributed an additional $0.1 million and $0.8 million, respectively, to the joint venture. As of March 31, 2012, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2012 was $13.6 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during the three months ended March 31, 2012 for approximately $29 million. During 2012, the Company contributed $2.1 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.7 million and $0.3 million for the three months ended March 31, 2012, and 2011, respectively. The Company also received an acquisition fee of $0.1 million, for securing purchases for Sovran HHF II in 2012. The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended March 31, 2012, and 2011 was $29,000 and $0.1 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at March 31, 2012 and December 31, 2011, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2012 and 2011, the Company’s share of Iskalo Office Holdings, LLC’s income (loss) was $13,000 and ($32,000), respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2012 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$161,802	$192,511	$—
Investment in office building	—	—	5,277
Other assets	5,154	5,074	565

Total Assets	$166,956	$197,585	$5,842

Due to the Company	$516	$520	$—
Mortgages payable	70,835	104,762	6,713
Other liabilities	2,711	2,393	683

Total Liabilities	74,062	107,675	7,396

Unaffiliated partners’ equity (deficiency)	74,315	76,423	(1,065)
Company equity (deficiency)	18,579	13,487	(489)

Total Liabilities and Partners’ Equity (deficiency)	$166,956	$197,585	$5,842

Income Statement Data:
Total revenues	$4,702	$5,366	$292
Depreciation and amortization	(921)	(1,359)	(55)
Other expenses	(3,163)	(4,635)	(210)

Net income (loss)	$618	$(628)	$27

Included in other expenses of Sovran HHF II for the three-months ended March 31, 2012 is $1.0 million of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures.

10.	INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

The Company has elected to treat its Uncle Bob’s Management, LLC subsidiary as a taxable REIT subsidiary. In general, the Company’s taxable REIT subsidiary may perform additional services for tenants and generally may engage in certain real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

For the three months ended March 31, 2012 and 2011, the Company recorded federal and state income tax expense of $0.4 million and $0.4 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. At March 31, 2012 and 2011, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2012, the Company had no interest or penalties related to uncertain tax positions. The Company’s taxable REIT subsidiary has a current taxes payable of $0.1 million and a deferred tax liability of $0.1 million as of March 31, 2012 (both of which are included in accounts payable and accrued liabilities in the consolidated balance sheet). The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Mar. 31, 2012	Three Months Ended Mar. 31, 2011
Numerator:
Net income from continuing operations attributable to common shareholders	$11,138	$8,260

Denominator:
Denominator for basic earnings per share – weighted average shares	28,786	27,537
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	92	40

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	28,878	27,577

Basic earnings per common share attributable to common shareholders	$0.39	$0.30

Diluted earnings per common share attributable to common shareholders	$0.39	$0.30

Not included in the effect of dilutive securities above are 76,500 stock options and 152,345 unvested restricted shares for the three months ended March 31, 2012; and 306,268 stock options and 153,029 unvested restricted shares for the year ended March 31, 2011, because their effects on the above dilutive earnings per share calculation would be antidilutive.

12.	EQUITY OFFERING

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

No shares were issued under this Equity Program in the three months ended March 31, 2012. During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of March 31, 2012, the Company had $77.6 million available for issuance under the Equity Program.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The amendment requires all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-05 in 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s consolidated financial statements.

14.	COMMITMENT AND CONTINGENCIES

At March 31, 2012, the Company was under contract with a seller to acquire 3 self-storage facilities for approximately $36.1 million. The purchase of these facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company conducts environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

15.	SUBSEQUENT EVENTS

On April 2, 2012, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on April 26, 2012 to shareholders of record on April 12, 2012. The total dividend paid amounted to $13.0 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2012 THROUGH MARCH 31, 2012, COMPARED TO THE PERIOD JANUARY 1, 2011 THROUGH MARCH 31, 2011

We recorded rental revenues of $53.2 million for the three months ended March 31, 2012, an increase of $6.1 million or 12.9% when compared to rental revenues of $47.1 million for the same period in 2011. Of the increase in rental revenue, $1.4 million resulted from a 3.0% increase in rental revenues at the 350 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2011). The increase in same store rental revenues was a result of a 270 basis point increase in average quarterly occupancy which was offset by a slight (0.8%) decrease in rental income per square foot. The remaining increase in rental revenue of $4.7 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 29 properties completed since January 1, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.5 million for the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of increased commissions earned on customer insurance and from fees for managing the properties in the new joint venture (Sovran HHF Storage Holdings II) which began operations in July 2011. We also earned a $0.1 million acquisition fee from the new joint venture in the three months ended March 31, 2012. There was no acquisition fee in the same period of 2011.

Property operations and maintenance expenses increased $0.5 million or 4.0% in the three months ended March 31, 2012 as compared to the same period in 2011. The 350 core properties considered in the same store pool experienced a $0.7 million or 4.9% decrease in operating expenses as a result of lower utilities and snow plowing costs from the mild winter. The same store pool also benefited from reduced yellow page advertising expense. The decrease in same store operating expenses was offset by the $1.2 million increase in operating expenses resulting from the 29 properties acquired since January 1, 2011. Real estate tax expense increased $0.7 million as a result of 2.8% increase in property taxes on the 350 same store pool and the inclusion of taxes on the properties acquired in 2011.

Net operating income increased $6.3 million or 20.3% as a result of a 7.9% increase in our same store net operating income and the acquisitions completed since January 1, 2011.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, amounts attributable to noncontrolling interests, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the March 31, 2012 and 2011 consolidated financial statements.

	Three Months ended March 31,
(dollars in thousands)	2012	2011
Net operating income
Same store	$32,955	$30,539
Other stores and management fee income	4,313	439

Total net operating income	37,268	30,978

General and administrative	(7,565)	(5,772)
Acquisition related costs	(7)	(42)
Depreciation and amortization	(10,245)	(8,625)
Interest expense	(8,253)	(7,897)
Interest income	3	18
Equity in income of joint ventures	68	40

Net income	$11,269	$8,700

Our 2012 same store results consist of only those properties that were included in our consolidated results since January 1, 2011, excluding the one property we developed in 2009. The following table sets forth operating data for our 350 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2012	2011	Change
Same store rental income	$48,476	$47,044	3.0%
Same store other operating income	2,437	1,969	23.8%

Total same store operating income	50,913	49,013	3.9%

Same store property operations and maintenance	12,788	13,444	-4.9%
Same store real estate taxes	5,170	5,030	2.8%

Total same store operating expenses	17,958	18,474	-2.8%

Same store net operating income	$32,955	$30,539	7.9%

			Change
Quarterly same store move ins	36,779	32,509	4,270
Quarterly same store move outs	32,593	33,006	(413)

We believe the increase in same store move ins was a result of more effective online marketing and improved rental rate management.

General and administrative expenses increased $1.8 million or 31.1% from 2011 to 2012. The key drivers of the increase were a $0.8 million increase in salaries and performance incentives, $0.4 million increase in internet advertising, and a $0.1 million increase in costs associated with training and onboarding new owned and/or managed stores. The remaining $0.5 million increase is the result of increases in various other administrative costs as a result of managing the increased number of stores in our portfolio as compared to the 2011 period.

Acquisition related costs were minimal in the three months ended March 31, 2012 and 2011 as no acquisitions were completed during these periods.

Depreciation and amortization expense increased to $10.2 million in the three months ended March 31, 2012 from $8.6 million in the same period of 2011, primarily as a result of depreciation on the 29 properties acquired in 2011.

Interest expense increased from $7.9 million in the three months ended March 31, 2011 to $8.3 million in the same period in 2012 due to the increase in our debt outstanding as a result of our financing a portion of the 2011 acquisitions with debt.

Net income attributable to noncontrolling interest decreased from $0.4 million in the three months ended March 31, 2011 to $0.1 million in the same period in 2012 as a result of our May 2011 additional investment in Locke Sovran II, LLC in which we purchased the remaining noncontrolling interest in that entity.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Net income attributable to common shareholders	$11,138	$8,260
Net income attributable to noncontrolling interest	131	440
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	10,153	8,625
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	390	198
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(254)	(206)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	—	(340)

FFO available to common shareholders	$21,558	$16,977

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2012, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2012, our leverage ratio as defined in the agreements was approximately 46.2%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2012, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $8.5 million and $11.2 million for the three months ended March 31, 2012, and 2011, respectively. The decrease in operating cash flows from 2011 to 2012 was primarily due to a decrease in accounts payable and other liabilities.

Cash used in investing activities was $6.9 million and $4.6 million for the three months ended March 31, 2012 and 2011 respectively. The increase in cash used from 2011 to 2012 was due to the additional investment in an unconsolidated joint venture to fund the Company’s 15% share of the purchase price of 10 self-storage facilities acquired by the Sovran HHF II joint venture in the first quarter of 2012.

Cash provided by financing activities was $4.6 million for the three months ended March 31, 2012, compared to cash used of $7.5 million for the same period in 2011. In 2012, we borrowed under our line of credit to fund (i) capital improvements, (ii) our additional investment in an unconsolidated joint venture, and (iii) other operating activities. Capital improvements for the three months ended March 31, 2011 were funded with operating cash flow and smaller draws on the line of credit. We made no additional investment in the unconsolidated joint venture in the first quarter of 2011.

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at March 31, 2012 on the Company’s available line of credit was approximately 2.24% (2.28% at December 31, 2011). At March 31, 2012, there was $112 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2012 the margin is 2.0%).

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

On September 14, 2011, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), pursuant to which the Company may sell from time to time up to $125 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. No shares were issued under this program for the three months ended March 31, 2012. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit during 2011. As of March 31, 2012, the Company had $77.6 million available for issuance under the Equity Program.

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2012 or 2011. We expect to reinstate our Dividend Reinvestment Plan in 2012.

During the three months ended March 31, 2012 and 2011, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2012, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

We did not acquire any self-storage facilities for the Company in the three months ended March 31, 2012. Sovran HHF Storage Holdings II LLC, a joint venture in which the Company is a 15% owner, acquired 10 self-storage facilities in the three months ended March 31, 2012 for approximately $29 million. The Company’s share of the capital required for these purchases was $2.1 million.

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

We may seek to sell properties to third parties or joint venture programs in 2012.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2012 and at March 31, 2012 we had 3 properties under contract to be purchased for approximately $36.1 million. The purchase of these facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In the three months ended March 31, 2012, we added 81,000 square feet to existing Properties, for a total cost of approximately $4.9 million. In 2011, we added 118,000 square feet to existing Properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million. Although we do not expect to construct any new facilities in 2012, we do plan to expend an additional $15 million to expand and enhance existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of the office buildings. For the first three months of 2012 we spent approximately $2.4 million on such improvements and we expect to spend approximately $11.6 million for the remainder of 2012.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2012, 339,025 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $245 million of our debt through the interest rate swap termination dates. See Note 7 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Through September 2013, $245 million of our $308 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured debt of $308 million at March 31, 2012, a 100 basis point increase in interest rates would have a $0.6 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2012. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2012. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2012.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2012, the Company issued 8,000 shares of common stock to its directors as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan and the Company issued 9,506 shares of common stock pursuant to the Company’s Deferred Compensation Plan for Directors. The Company received aggregate proceeds of $246,020 in connection with the exercise of the stock options. The shares issued under the Deferred Compensation Plans were in exchange for units previously issued under such plan. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

The Company made no repurchases of any of its equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL, as follows:

(i)       Consolidated Balance Sheets at March 31, 2012 and December 31, 2011;

(ii)      Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011;

(iii)     Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011;

(iv)     Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; and

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

Sovran Self Storage, Inc.

By:	/ S / Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 8, 2012
Date