Form 10-Q
period 2012-06-30
SOVRAN SELF STORAGE INC
filed 2012-08-07
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, 29,448,592 shares of Common Stock, $.01 par value per share, were outstanding.

Part I.	Financial Information
Item 1.	Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investment in storage facilities:
Land	$278,774	$270,542
Building, equipment, and construction in progress	1,357,723	1,311,405

	1,636,497	1,581,947
Less: accumulated depreciation	(321,253)	(302,865)

Investment in storage facilities, net	1,315,244	1,279,082
Cash and cash equivalents	7,461	7,321
Accounts receivable	3,052	2,991
Receivable from unconsolidated joint ventures	490	589
Investment in unconsolidated joint ventures	34,363	31,939
Prepaid expenses	5,256	3,950
Other assets	5,771	7,373
Net assets of discontinued operations	11,126	11,361

Total Assets	$1,382,763	$1,344,606

Liabilities
Line of credit	$70,000	$46,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	26,618	32,207
Deferred revenue	7,124	6,223
Fair value of interest rate swap agreements	14,957	10,748
Mortgages payable	4,339	4,423

Total Liabilities	698,038	674,601
Noncontrolling redeemable Operating Partnership Units at redemption value	16,982	14,466
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 29,396,351 shares outstanding (28,952,356 at December 31, 2011)	306	301
Additional paid-in capital	884,658	862,467
Dividends in excess of net income	(175,563)	(169,799)
Accumulated other comprehensive loss	(14,483)	(10,255)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	667,743	655,539

Total Liabilities and Shareholders’ Equity	$1,382,763	$1,344,606

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	April 1, 2012 to June 30, 2012	April 1, 2011 to June 30, 2011
Revenues
Rental income	$54,583	$47,449
Other operating income	4,149	2,669

Total operating revenues	58,732	50,118
Expenses
Property operations and maintenance	13,668	12,716
Real estate taxes	5,738	4,983
General and administrative	7,970	5,935
Acquisition costs	1,300	93
Depreciation and amortization	10,397	8,561

Total operating expenses	39,073	32,288

Income from operations	19,659	17,830
Other income (expenses)

Interest expense	(8,311)	(8,082)
Interest income	—	8
Equity in income of joint ventures	205	64

Income from continuing operations	11,553	9,820
Income from discontinued operations	307	260

Net income	11,860	10,080
Net income attributable to noncontrolling interest	(139)	(343)

Net income attributable to common shareholders	$11,721	$9,737

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.40	$0.34
Discontinued operations	$0.01	$0.01

Earnings per share - basic	$0.41	$0.35

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.39	$0.34
Discontinued operations	$0.01	$0.01

Earnings per share - diluted	$0.40	$0.35

Common shares used in basic earnings per share calculation	28,883,464	27,559,992
Common shares used in diluted earnings per share calculation	29,000,996	27,611,237
Dividends declared per common share	$0.45	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2012 to June 30, 2012	January 1, 2011 to June 30, 2011
Revenues
Rental income	$107,262	$94,054
Other operating income	7,985	5,058

Total operating revenues	115,247	99,112
Expenses
Property operations and maintenance	27,545	26,038
Real estate taxes	11,438	9,965
General and administrative	15,535	11,707
Acquisition costs	1,307	135
Depreciation and amortization	20,548	17,091

Total operating expenses	76,373	64,936

Income from operations	38,874	34,176
Other income (expenses)
Interest expense	(16,565)	(15,979)
Interest income	3	26
Equity in income of joint ventures	273	104

Income from continuing operations	22,585	18,327
Income from discontinued operations	544	454

Net income	23,129	18,781
Net income attributable to noncontrolling interest	(270)	(784)

Net income attributable to common shareholders	$22,859	$17,997

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.77	$0.64
Discontinued operations	$0.02	$0.01

Earnings per share - basic	$0.79	$0.65

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.77	$0.64
Discontinued operations	$0.02	$0.01

Earnings per share - diluted	$0.79	$0.65

Common shares used in basic earnings per share calculation	28,834,564	27,548,635
Common shares used in diluted earnings per share calculation	28,939,366	27,594,336
Dividends declared per common share	$0.90	$0.90

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$11,860	$10,080	$23,129	$18,781
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(5,282)	1,200	(4,227)	2,755

Total comprehensive income	6,578	11,280	18,902	21,536
Comprehensive income attributable to noncontrolling interest	(77)	(357)	(221)	(817)

Comprehensive income attributable to common shareholders	$6,501	$10,923	$18,681	$20,719

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2012 to June 30, 2012	January 1, 2011 to June 30, 2011
Operating Activities
Net income	$23,129	$18,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,736	17,282
Amortization of deferred financing fees	418	593
Equity in income of joint ventures	(273)	(104)
Distributions from unconsolidated joint venture	805	312
Non-vested stock earned	1,320	670
Stock option expense	179	194
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(55)	232
Prepaid expenses	(1,263)	(975)
Accounts payable and other liabilities	(5,872)	(2,768)
Deferred revenue	538	219

Net cash provided by operating activities	39,662	34,436

Investing Activities
Acquisitions of storage facilities	(42,351)	(4,119)
Improvements, equipment additions, and construction in progress	(12,741)	(10,388)
Investment in unconsolidated joint ventures	(2,995)	—
Reimbursement of advances (advances) to joint ventures	125	(258)
Property deposits	204	(1,913)

Net cash used in investing activities	(57,758)	(16,678)

Financing Activities
Net proceeds from sale of common stock	20,697	651
Proceeds from line of credit	38,000	35,000
Repayments of line of credit	(14,000)	(10,000)
Financing costs	—	(312)
Dividends paid-common stock	(26,072)	(24,900)
Distributions to noncontrolling interest holders	(305)	(872)
Additional investment in Locke Sovran II LLC	—	(14,199)
Mortgage principal payments	(84)	(1,201)

Net cash provided by (used in) financing activities	18,236	(15,833)

Net increase in cash	140	1,925
Cash at beginning of period	7,321	5,766

Cash at end of period	$7,461	$7,691

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$16,147	$15,418

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassification: Certain amounts from the 2011 financial statements have been reclassified as a result of the sale of five storage facilities in July 2012 that have been reclassified as discontinued operations (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2012, we had an ownership interest in and/or managed 451 self-storage properties in 26 states under the name Uncle Bob’s Self Storage ®. Among our 451 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, one property that we manage for a consolidated joint venture (West Deptford JV LLC) of which we have a 20% common ownership interest and a preferred interest, and 12 properties that we manage and have no ownership interest. Approximately 41% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 98.9% ownership interest therein as of June 30, 2012. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

In May 2011, the Company made an additional investment of $17.0 million in Locke Sovran II LLC and now owns 100% of that entity. The purchase price in excess of the carrying value of the non-controlling interest in Locke Sovran II LLC was $3.9 million and was recorded as a reduction of additional paid-in capital. In connection with this transaction, the noncontrolling interest holders settled an outstanding $2.8 million note receivable due to the Company, and the net cash paid by the Company to the noncontrolling interest holders was $14.2 million. Prior to May 2011, the Company presented noncontrolling interests in Locke Sovran II LLC as a separate component of equity, called “Noncontrolling interests - consolidated joint venture”, in the consolidated balance sheets.

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the above, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC. At June 30, 2012, West Deptford JV LLC had total assets of $4.0 million and total liabilities of $2.9 million. For the six months ended June 30, 2012 West Deptford JV LLC generated total operating revenues of $0.3 million and a net loss of $101,000. The net loss includes $101,000 of depreciation and amortization.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2012 and December 31, 2011, there were 339,025 noncontrolling redeemable operating partnership Units outstanding. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2012 and December 31, 2011, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	Six Months Ended Jun. 30, 2012
Beginning balance noncontrolling redeemable Operating Partnership Units	$14,466
Net income attributable to noncontrolling interests	270
Distributions	(305)
Adjustment to redemption value	2,551

Ending balance noncontrolling redeemable Operating Partnership Units	$16,982

3.	STOCK BASED COMPENSATION

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

For the three months ended June 30, 2012 and 2011, the Company recorded compensation expense (included in general and administrative expense) of $129,000 and $126,000, respectively, related to stock options and $597,000 and $338,000, respectively, related to amortization of non-vested stock grants. For the six months ended June 30, 2012 and 2011, the Company recorded compensation expense (included in general and administrative expense) of $179,000 and $194,000, respectively, related to stock options and $1,197,000 and $670,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2012 and 2011, employees exercised 24,350 and 8,800 stock options respectively, and 8,221 and 6,127 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2012 and 2011, employees exercised 46,185 and 21,300 stock options, respectively, and 36,473 and 39,409 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2012.

(dollars in thousands)
Cost:
Beginning balance	$1,581,947
Acquisition of storage facilities	42,167
Improvements and equipment additions	19,715
Net decrease in construction in progress	(6,342)
Dispositions and impairments	(990)

Ending balance	$1,636,497

Accumulated Depreciation:
Beginning balance	$302,865
Depreciation expense during the period	18,726
Dispositions	(338)

Ending balance	$321,253

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the six months ended June 30, 2012, the Company acquired 4 self-storage facilities and the purchase price of the facilities has preliminarily been assigned as follows:

				Consideration paid				Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
Florida	1	5/16/2012	$15,340	$15,163	$—	$177	$2,960	$12,077	$303	$516
Illinois	2	6/6/2012	20,750	20,304	—	446	3,871	16,486	393	537
Virginia	1	6/20/2012	6,920	6,884	—	36	911	5,862	147	254
Total 2012	4		$43,010	$42,351	$—	$659	$7,742	$34,425	$843	$1,307

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Jun. 30, 2012	Dec. 31, 2011
In-place customer leases	$10,385	$9,542
Accumulated amortization	(8,841)	(7,019)

Net carrying value at the end of period	$1,544	$2,523

Amortization expense related to in-place customer leases was $0.9 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense related to in-place customer leases was $1.8 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The Company expects to record $3.0 million of amortization expense for the year ended December 31, 2012.

5.	DISCONTINUED OPERATIONS

In July 2012, the Company sold five non-strategic storage facilities in Maryland (1) and Michigan (4) for net proceeds of approximately $13.5 million resulting in a gain of approximately $2.2 million. The operations of these facilities are reported as discontinued operations for all periods presented. The gain on sale will be recorded in the three months ended September 30, 2012. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the six months ended June 30, 2012 and 2011. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2012 to Jun. 30, 2012	Jan. 1, 2011 to Jun. 30, 2011
Total revenue	$1,185	$1,132
Property operations and maintenance expense	(331)	(365)
Real estate tax expense	(122)	(122)
Depreciation and amortization expense	(188)	(191)

Total income from discontinued operations	$544	$454

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 3, 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at June 30, 2012 on the Company’s available line of credit was approximately 2.24% (2.28% at December 31, 2011). At June 30, 2012, there was $105 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 4, 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 3, 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2012 the margin is 2.0%).

On August 5, 2011, the Company also entered into a $100 million term note maturing August 5, 2021 bearing interest at a fixed rate of 5.54%. The interest rate on the term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded. The proceeds from this term note were used to fund acquisitions and investments in unconsolidated joint ventures.

The Company also maintains an $80 million term note maturing September 4, 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 4, 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 13, 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2012, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2012 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2012 and December 31, 2011 consist of the following:

(dollars in thousands)	June 30, 2012	December 31, 2011
6.76% mortgage note due September 11, 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.88%)	910	925
6.35% mortgage note due March 11, 2014, secured by 1 self-storage facility with an aggregate net book value of $3.5 million, principal and interest paid monthly (effective interest rate 6.46%)	999	1,014
5.99% mortgage notes due May 1, 2026, secured by 1 self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.19%)	2,430	2,484

Total mortgages payable	$4,339	$4,423

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 2.0% (2.24% at June 30, 2012)	—	—	—	—	$70,000	—	$70,000	$70,000
Notes Payable:
Term note - variable rate LIBOR+1.50% (2.25% at June 30, 2012)	—	$20,000	—	—	—	—	$20,000	$20,000
Term note - fixed rate 6.26%	—	$80,000	—	—	—	—	$80,000	$83,546
Term note - fixed rate 6.38%	—	—	—	—	$150,000	—	$150,000	$163,597
Term note - variable rate LIBOR+2.0% (2.24% at June 30, 2012)	—	—	—	—	—	$125,000	$125,000	$125,000
Term note - variable rate LIBOR+2.0% (2.25% at June 30, 2012)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$97,623
Mortgage note - fixed rate 6.76%	$14	$896	—	—	—	—	$910	$950
Mortgage note - fixed rate 6.35%	$16	$34	$949	—	—	—	$999	$1,051
Mortgage notes - fixed rate 5.99%	$58	$119	$126	$134	$142	$1,851	$2,430	$2,634
Interest rate derivatives – liability	—	—	—	—	—	—	—	$14,957

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in the six months ended June 30, 2012 and 2011.

The Company has six interest rate swap agreements in effect at June 30, 2012 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the six months ended June 30, 2012, and 2011, the net reclassification from AOCL to interest expense was $2.3 million and $3.5 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.9 million for the twelve months ended June 30, 2013. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $15.0 million and $10.7 million at June 30, 2012, and December 31, 2011 respectively.

(dollars in thousands)	Jan. 1, 2012 to Jun. 30, 2012	Jan. 1, 2011 to Jun. 30, 2011
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(2,282)	$(3,453)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense	2,282	3,453
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(6,509)	(698)

(Loss) gain included in other comprehensive income (loss)	$(4,227)	$2,755

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(14,957)	—	(14,957)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2012, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 4 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age and condition of these assets, which are considered Level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Debt assumed is recorded at fair value based on current interest rates compared to contractual rates which is a Level 2 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2012 was $20.8 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 and 2011 the Company contributed an additional $0.7 million and $0.8 million, respectively, to the joint venture. As of June 30, 2012, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2012 was $13.6 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during the six months ended June 30, 2012 for approximately $29 million. During 2012, the Company contributed $2.3 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.5 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. The management and call center fees earned by the Company for the three months ended June 30, 2012 and June 30, 2011 totaled $0.8 million and $0.3 million, respectively. For the six months ended June 30, 2012 the Company also received acquisition fees of $0.2 million for securing purchases for Sovran HHF II in 2012.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the six months ended June 30, 2012 and June 30, 2011 was $234,000 and $140,000, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended June 30, 2012 and June 30, 2011 was $204,000 and $77,000, respectively. Included in the Company’s share of the income of Sovran HHF II for the six months ended June 30, 2012 is the Company’s share of property acquisition related costs of $162,000.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at June 30, 2012 and December 31, 2011, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Company’s share of Iskalo Office Holdings, LLC’s income (loss) for the six months ended June 30, 2012 and June 30, 2011 was $14,000 and ($55,000), respectively. The Company’s share of Iskalo Office Holdings, LLC’s income (loss) for the three months ended June 30, 2012 and June 30, 2011 was $1,000 and $(23,000), respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2012 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$161,125	$191,766	$—
Investment in office building	—	—	5,231
Other assets	4,708	4,674	554

Total Assets	$165,833	$196,440	$5,785

Due to the Company	$242	$247	$—
Mortgages payable	67,603	104,604	6,674
Other liabilities	2,644	2,092	664

Total Liabilities	70,489	106,943	7,338
Unaffiliated partners’ equity (deficiency)	76,275	76,072	(1,065)
Company equity (deficiency)	19,069	13,425	(488)

Total Liabilities and Partners’ Equity (deficiency)	$165,833	$196,440	$5,785

Income Statement Data:
Total revenues	$9,583	$11,241	$561
Depreciation and amortization	(1,843)	(2,817)	(117)
Other expenses	(6,346)	(8,724)	(416)

Net income (loss)	$1,394	$(300)	$28

Included in other expenses of Sovran HHF II for the six months ended June 30, 2012 is $1.1 million of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

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

For the six months ended June 30, 2012 and 2011, the Company recorded federal and state income tax expense of $1.0 million and $0.9 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. For the three months ended June 30, 2012 and 2011, the Company recorded federal and state income tax expense of $0.6 million and $0.5 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. At June 30, 2012 and 2011, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2012, the Company had no interest or penalties related to uncertain tax positions. The Company’s taxable REIT subsidiary has a current taxes payable of $0.2 million and a deferred tax liability of $0.1 million as of June 30, 2012 (both of which are included in accounts payable and accrued liabilities in the consolidated balance sheet). The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Jun. 30, 2012	Three Months Ended Jun. 30, 2011	Six Months Ended Jun. 30, 2012	Six Months Ended Jun. 30, 2011
Numerator:
Net income from continuing operations attributable to common shareholders	$11,418	$9,480	$22,321	$17,548
Denominator:
Denominator for basic earnings per share – weighted average shares	28,883	27,560	28,835	27,549
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	118	51	104	45

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	29,001	27,611	28,939	27,594
Basic earnings per common share from continuing operations attributable to common shareholders	$0.40	$0.34	$0.77	$0.64
Basic earnings per common share attributable to common shareholders	$0.41	$0.35	$0.79	$0.65
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.39	$0.34	$0.77	$0.64
Diluted earnings per common share attributable to common shareholders	$0.40	$0.35	$0.79	$0.65

Not included in the effect of dilutive securities above are 39,500 stock options and 133,282 unvested restricted shares for the three months ended June 30, 2012, and 307,668 stock options and 146,883 unvested restricted shares for the three months ended June 30, 2011, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 58,000 stock options and 142,814 unvested restricted shares for the six months ended June 30, 2012, and 306,968 stock options and 149,956 unvested restricted shares for the six months ended June 30, 2011, because their effects on the above dilutive earnings per share calculation would be antidilutive.

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

During the six months ended June 30, 2012, the Company issued 386,491 shares under this Equity Program at a weighted average issue price of $50.64 per share, generating net proceeds of $19.2 million after deducting $0.4 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $31,000 in connection with the Equity Program during 2012. During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of June 30, 2012, the Company had $58.1 million available for issuance under the Equity Program.

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

At June 30, 2012, the Company was under contract with a seller to acquire one self-storage facility for approximately $8.5 million. The purchase of this facility was completed in July 2012.

The Company conducts environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

16.	SUBSEQUENT EVENTS

On July 2, 2012, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on July 26, 2012 to shareholders of record on July 12, 2012. The total dividend paid amounted to $13.2 million.

In July 2012, the Company sold five non-strategic storage facilities in Maryland (1) and Michigan (4) for net proceeds of approximately $13.5 million resulting in a gain of approximately $2.2 million.

In July 2012, the Company acquired one storage facility in Georgia for approximately $8.5 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2012 THROUGH JUNE 30, 2012, COMPARED TO THE PERIOD APRIL 1, 2011 THROUGH JUNE 30, 2011

We recorded rental revenues of $54.6 million for the three months ended June 30, 2012, an increase of $7.1 million or 15.0% when compared to rental revenues of $47.4 million for the same period in 2011. Of the increase in rental revenue, $2.0 million resulted from a 4.3% increase in rental revenues at the 345 core properties considered in same store sales (those properties included in the consolidated results of operations since April 1, 2011). The increase in same store rental revenues was a result of a 580 basis point increase in average quarterly occupancy which was offset by a 3.3% decrease in rental income per square foot. The remaining increase in rental revenue of $5.1 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 33 properties completed since April 1, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.5 million for the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of increased commissions earned on customer insurance, and from fees for managing the properties in the new joint venture (Sovran HHF Storage Holdings II LLC) which began operations in July 2011.

Property operations and maintenance expenses increased $1.0 million or 7.5% in the three months ended June 30, 2012 as compared to the same period in 2011. The 345 core properties considered in the same store pool experienced a $0.3 million or 2.7% decrease in operating expenses as a result of lower utilities, yellow page advertising, and credit card fees. The decrease in same store operating expenses was offset by the $1.3 million increase in operating expenses resulting from the 33 properties acquired since April 1, 2011. Real estate tax expense increased $0.8 million as a result of a 2.8% increase in property taxes on the 345 same store pool and the inclusion of taxes on the properties acquired in 2012 and 2011.

Net operating income increased $6.9 million or 21.3% as a result of an 8.6% increase in our same store net operating income and the acquisitions completed since April 1, 2011.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, amounts attributable to noncontrolling interests, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for three months ended June 30, 2012 and 2011.

	Three Months ended June 30,
(dollars in thousands)	2012	2011
Net operating income
Same store	$34,633	$31,881
Other stores and management fee income	4,693	538

Total net operating income	39,326	32,419

General and administrative	(7,970)	(5,935)
Acquisition related costs	(1,300)	(93)
Depreciation and amortization	(10,397)	(8,561)
Interest expense	(8,311)	(8,082)
Interest income	—	8
Equity in income of joint ventures	205	64
Income from discontinued operations	307	260

Net income	$11,860	$10,080

Our second quarter 2012 same store results consist of only those properties that were included in our consolidated results since April 1, 2011, excluding the one property we developed in 2009 and the five properties we sold in July 2012. The following table sets forth operating data for our 345 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Three Months ended June 30,		Percentage Change
(dollars in thousands)	2012	2011
Same store rental income	$49,393	$47,350	4.3%
Same store other operating income	2,647	2,143	23.5%

Total same store operating income	52,040	49,493	5.1%

Same store property operations and maintenance	12,298	12,643	-2.7%
Same store real estate taxes	5,109	4,969	2.8%

Total same store operating expenses	17,407	17,612	-1.2%

Same store net operating income	$34,633	$31,881	8.6%

			Change
Quarterly same store move ins	44,220	37,609	6,611
Quarterly same store move outs	33,498	33,521	(23)

We believe the increase in same store move ins was a result of more effective online marketing and improved rental rate management.

General and administrative expenses increased $2.0 million or 34.3% from 2011 to 2012. The key drivers of the increase were a $1.1 million increase in salaries and performance incentives, $0.5 million increase in internet advertising, and a $0.1 million increase in costs associated with training and onboarding newly owned and/or managed stores. The remaining $0.3 million increase is the result of increases in various other administrative costs as a result of managing the increased number of stores in our portfolio as compared to the 2011 period.

Acquisition related costs were $1.3 million in the three months ended June 30, 2012 as a result of the acquisition of 4 stores during that period. Acquisition related costs for the three months ended June 30, 2011 were minimal, as only one acquisition was completed during that period.

Depreciation and amortization expense increased to $10.4 million in the three months ended June 30, 2012 from $8.6 million in the same period of 2011, primarily as a result of depreciation on the 33 properties acquired in 2011 and 2012.

Interest expense increased from $8.1 million in the three months ended June 30, 2011 to $8.3 million in the same period in 2012 due to the increase in our debt outstanding as a result of our financing a portion of the 2011 and 2012 acquisitions with debt.

In July 2012, the Company sold five non-strategic storage facilities in Maryland (1) and Michigan (4) for net proceeds of approximately $13.5 million resulting in a gain of approximately $2.2 million. The 2012 and 2011 operations of these facilities are reported in income from discontinued operations for all periods presented.

Net income attributable to noncontrolling interest decreased from $0.3 million in the three months ended June 30, 2011 to $0.1 million in the same period in 2012 as a result of our May 2011 additional investment in Locke Sovran II LLC in which we purchased the remaining noncontrolling interest in that entity.

FOR THE PERIOD JANUARY 1, 2012 THROUGH JUNE 30, 2012, COMPARED TO THE PERIOD JANUARY 1, 2011 THROUGH JUNE 30, 2011

We recorded rental revenues of $107.3 million for the six months ended June 30, 2012, an increase of $13.2 million or 14.0% when compared to rental revenues of $94.1 million for the same period in 2011. Of the increase in rental revenue, $3.5 million resulted from a 3.7% increase in rental revenues at the 345 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2011). The increase in same store rental revenues was a result of a 430 basis point increase in average quarterly occupancy which was offset by a 2.0% decrease in rental income per square foot. The remaining increase in rental revenue of $9.7 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 33 properties completed since January 1, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $2.9 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of increased commissions earned on customer insurance and from fees for managing the properties in the new joint venture (Sovran HHF Storage Holdings II LLC) which began operations in July 2011. We also earned a $0.1 million acquisition fee from the new joint venture in the six months ended June 30, 2012. There was no acquisition fee in the same period of 2011.

Property operations and maintenance expenses increased $1.5 million or 5.8% in the six months ended June 30, 2012 as compared to the same period in 2011. The 345 core properties considered in the same store pool experienced a $1.0 million or 3.8% decrease in operating expenses as a result of lower utilities and snow plowing costs from the mild winter. The same store pool also benefited from reduced yellow page advertising expense and reduced credit card fees. The decrease in same store operating expenses was offset by the $2.5 million increase in operating expenses resulting from the 33 properties acquired since January 1, 2011. Real estate tax expense increased $1.5 million as a result of a 2.8% increase in property taxes on the 345 same store pool and the inclusion of taxes on the properties acquired in 2012 and 2011.

Net operating income increased $13.2 million or 20.8% as a result of an 8.3% increase in our same store net operating income and the acquisitions completed since January 1, 2011.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for six months ended June 30, 2012 and 2011.

	Six Months ended June 30,
(dollars in thousands)	2012	2011
Net operating income
Same store	$67,257	$62,130
Other stores and management fee income	9,007	979

Total net operating income	76,264	63,109

General and administrative	(15,535)	(11,707)
Acquisition related costs	(1,307)	(135)
Depreciation and amortization	(20,548)	(17,091)
Interest expense	(16,565)	(15,979)
Interest income	3	26
Equity in income of joint ventures	273	104
Income from discontinued operations	544	454

Net income	$23,129	$18,781

Our 2012 same store results consist of only those properties that were included in our consolidated results since January 1, 2011, excluding the one property we developed in 2009 and the five properties we sold in July 2012. The following table sets forth operating data for our 345 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Six Months ended June 30,		Percentage Change
(dollars in thousands)	2012	2011
Same store rental income	$97,329	$93,874	3.7%
Same store other operating income	5,056	4,091	23.6%

Total same store operating income	102,385	97,965	4.5%

Same store property operations and maintenance	24,910	25,897	-3.8%
Same store real estate taxes	10,218	9,938	2.8%

Total same store operating expenses	35,128	35,835	-2.0%

Same store net operating income	$67,257	$62,130	8.3%

			Change
Year-to-date same store move ins	80,412	69,580	10,832
Year-to-date same store move outs	65,592	66,095	(503)

We believe the increase in same store move ins was a result of more effective online marketing and improved rental rate management.

General and administrative expenses increased $3.8 million or 32.7% from 2011 to 2012. The key drivers of the increase were a $1.9 million increase in salaries and performance incentives, $0.9 million increase in internet advertising, and a $0.2 million increase in costs associated with training and onboarding newly owned and/or managed stores. The remaining $0.8 million increase is the result of increases in various other administrative costs as a result of managing the increased number of stores in our portfolio as compared to the 2011 period.

Acquisition related costs were $1.3 million in the six months ended June 30, 2012 as a result of the acquisition of 4 stores during that period. Acquisition related costs for the six months ended June 30, 2011 were minimal, as only one acquisition was completed during that period.

Depreciation and amortization expense increased to $20.5 million in the six months ended June 30, 2012 from $17.1 million in the same period of 2011, primarily as a result of depreciation on the 33 properties acquired in 2011 and 2012.

Interest expense increased from $16.0 million in the six months ended June 30, 2011 to $16.6 million in the same period in 2012 due to the increase in our debt outstanding as a result of our financing a portion of the 2011 and 2012 acquisitions with debt.

In July 2012, the Company sold five non-strategic storage facilities in Maryland (1) and Michigan (4) for net proceeds of approximately $13.5 million resulting in a gain of approximately $2.2 million. The 2012 and 2011 operations of these facilities are reported in income from discontinued operations for all periods presented.

Net income attributable to noncontrolling interest decreased from $0.8 million in the six months ended June 30, 2011 to $0.3 million in the same period in 2012 as a result of our May 2011 additional investment in Locke Sovran II LLC in which we purchased the remaining noncontrolling interest in that entity.

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

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of properties, plus impairment of real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2012	June 30, 2011
Net income attributable to common shareholders	$22,859	$17,997
Net income attributable to noncontrolling interest	270	784
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	20,364	17,091
Depreciation of real estate included in discontinued operations	188	191
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	820	397
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(520)	(428)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	—	(567)

FFO available to common shareholders	$43,981	$35,465

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2012, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At June 30, 2012, our leverage ratio as defined in the agreements was approximately 45.8%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2012, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $39.7 million and $34.4 million for the six months ended June 30, 2012, and 2011, respectively. The increase in operating cash flows from 2011 to 2012 was primarily due to the increase in net income.

Cash used in investing activities was $57.8 million and $16.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash used from 2011 to 2012 was due to the acquisition of four storage facilities in 2012 as compared to one in 2011. We also made an additional investment in an unconsolidated joint venture to fund the Company’s 15% share of the purchase price of 10 self-storage facilities acquired by the Sovran HHF II joint venture in the first quarter of 2012.

Cash provided by financing activities was $18.2 million for the six months ended June 30, 2012, compared to cash used of $15.8 million for the same period in 2011. In 2012, we issued shares under our continuous equity offering program and draws on our line of credit to fund (i) acquisition of four storage facilities, (ii) capital improvements, (iii) our additional investment in an unconsolidated joint venture, and (iv) other operating activities. In 2011, we used operating cash flows and draws on our line of credit to fund a small acquisition, and to make an additional investment in Locke Sovran II LLC.

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at June 30, 2012 on the Company’s available line of credit was approximately 2.24% (2.28% at December 31, 2011). At June 30, 2012, there was $105 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2012 the margin is 2.0%).

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $4.3 million of mortgages payable that are secured by three storage facilities.

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

During the six months ended June 30, 2012, the Company issued 386,491 shares under this Equity Program at a weighted average issue price of $50.64 per share, generating net proceeds of $19.2 million after deducting $0.4 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $31,000 in connection with the Equity Program during 2012. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit during 2011. As of June 30, 2012, the Company had $58.1 million available for issuance under the Equity Program.

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2012 or 2011. We expect to reinstate our Dividend Reinvestment Plan in 2012.

During the six months ended June 30, 2012 and 2011, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2012, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the six months ended June 30, 2012, the Company acquired 4 self-storage facilities comprising 0.3 million square feet in Florida (1), Illinois (2), and Virginia (1) for a total purchase price of $43.0 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 6.7% on these purchases and ranged from 5.8% to 7.7%. Sovran HHF Storage Holdings II LLC, a joint venture in which the Company is a 15% owner, acquired 10 self-storage facilities in the six months ended June 30, 2012 for approximately $29 million. The Company’s share of the capital required for these purchases was $2.1 million.

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

In July 2012, we sold five non-strategic storage facilities located in Michigan and Maryland for net cash proceeds of $13.5 million resulting in a gain of approximately $2.2 million.

We may seek to sell additional properties to third parties or joint venture programs in 2012.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2012 and at June 30, 2012 we had 1 property under contract to be purchased for approximately $8.5 million. This property was purchased in July 2012.

In the six months ended June 30, 2012, we added 195,000 square feet to existing properties and converted an additional 15,000 square feet to climate controlled space, for a total cost of approximately $13.6 million. In 2011, we added 118,000 square feet to existing properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million. Although we do not expect to construct any new facilities in 2012, we do plan to expend an additional $10.6 million to expand and enhance existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of the office buildings. For the first six months of 2012 we spent approximately $6.1 million on such improvements and we expect to spend approximately $8.0 million for the remainder of 2012.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2012, 339,025 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $245 million of our debt through the interest rate swap termination dates. See Note 8 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Through September 2013, $245 million of our $315 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured debt of $315 million at June 30, 2012, a 100 basis point increase in interest rates would have a $0.7 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2012. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2012. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2012.

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

During the quarterly period ended June 30, 2012, the Company issued 2,100 shares of common stock as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $95,760 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at June 30, 2012 and December 31, 2011;

(ii)    Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011;

(iii)  Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011;

(iv)   Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; and

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

Sovran Self Storage, Inc.

By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 7, 2012

Date