Form 10-Q
period 2012-09-30
SOVRAN SELF STORAGE INC
filed 2012-11-06
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 30,433,720 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2012 (unaudited)	December 31, 2011
Assets
Investment in storage facilities:
Land	$283,363	$263,407
Building, equipment, and construction in progress	1,379,550	1,275,188

	1,662,913	1,538,595
Less: accumulated depreciation	(319,941)	(292,722)

Investment in storage facilities, net	1,342,972	1,245,873
Cash and cash equivalents	5,419	7,321
Accounts receivable	3,272	2,938
Receivable from unconsolidated joint ventures	676	589
Investment in unconsolidated joint ventures	34,524	31,939
Prepaid expenses	4,975	3,939
Other assets	5,510	7,373
Net assets of discontinued operations	—	43,702

Total Assets	$1,397,348	$1,343,674

Liabilities
Line of credit	$26,000	$46,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	29,797	31,414
Deferred revenue	6,381	6,084
Fair value of interest rate swap agreements	16,493	10,748
Mortgages payable	4,295	4,423

Total Liabilities	657,966	673,669

Noncontrolling redeemable Operating Partnership Units at redemption value	11,811	14,466

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 30,432,720 shares outstanding (28,952,356 at December 31, 2011)	316	301
Additional paid-in capital	942,327	862,467
Dividends in excess of net income	(171,673)	(169,799)
Accumulated other comprehensive loss	(16,224)	(10,255)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	727,571	655,539

Total Liabilities and Shareholders’ Equity	$1,397,348	$1,343,674

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	July 1, 2012 to September 30, 2012	July 1, 2011 to September 30, 2011
Revenues
Rental income	$57,574	$48,273
Other operating income	4,200	3,824

Total operating revenues	61,774	52,097

Expenses
Property operations and maintenance	14,319	13,275
Real estate taxes	5,629	4,976
General and administrative	8,172	6,637
Acquisition costs	1,075	2,913
Depreciation and amortization	10,427	8,585

Total operating expenses	39,622	36,386

Income from operations	22,152	15,711
Other income (expenses)
Interest expense	(8,350)	(13,760)
Interest income	—	5
Equity in income (losses) of joint ventures	335	(512)

Income from continuing operations	14,137	1,444
Income from discontinued operations (including gain on disposal of $4,498 in 2012)	4,821	922

Net income	18,958	2,366
Net income attributable to noncontrolling interest	(151)	(27)

Net income attributable to common shareholders	$18,807	$2,339

Earnings per common share attributable to common shareholders—basic
Continuing operations	$0.48	$0.05
Discontinued operations	$0.16	$0.03

Earnings per share—basic	$0.64	$0.08

Earnings per common share attributable to common shareholders—diluted
Continuing operations	$0.47	$0.05
Discontinued operations	$0.16	$0.03

Earnings per share—diluted	$0.63	$0.08

Common shares used in basic earnings per share calculation	29,474,866	27,593,338
Common shares used in diluted earnings per share calculation	29,624,311	27,634,029
Dividends declared per common share	$0.45	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2012 to September 30, 2012	January 1, 2011 to September 30, 2011
Revenues
Rental income	$161,857	$139,402
Other operating income	12,018	8,764

Total operating revenues	173,875	148,166

Expenses
Property operations and maintenance	40,993	38,410
Real estate taxes	16,635	14,532
General and administrative	23,707	18,344
Acquisition costs	2,382	3,048
Depreciation and amortization	30,461	25,164

Total operating expenses	114,178	99,498

Income from operations	59,697	48,668

Other income (expenses)
Interest expense	(24,914)	(29,739)
Interest income	3	31
Equity in income (losses) of joint ventures	608	(408)

Income from continuing operations	35,394	18,552
Income from discontinued operations (including gain on disposal of $4,498 in 2012)	6,693	2,595

Net income	42,087	21,147
Net income attributable to noncontrolling interest	(421)	(811)

Net income attributable to common shareholders	$41,666	$20,336

Earnings per common share attributable to common shareholders—basic
Continuing operations	$1.20	$0.64
Discontinued operations	$0.23	$0.10

Earnings per share—basic	$1.43	$0.74

Earnings per common share attributable to common shareholders—diluted
Continuing operations	$1.20	$0.64
Discontinued operations	$0.23	$0.10

Earnings per share—diluted	$1.43	$0.74

Common shares used in basic earnings per share calculation	29,047,998	27,563,536

Common shares used in diluted earnings per share calculation	29,167,681	27,607,567

Dividends declared per common share	$1.35	$1.35

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$18,958	$2,366	$42,087	$21,147
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(1,742)	(866)	(5,969)	1,889

Total comprehensive income	17,216	1,500	36,118	23,036
Comprehensive income attributable to noncontrolling interest	(137)	(17)	(361)	(833)

Comprehensive income attributable to common shareholders	$17,079	$1,483	$35,757	$22,203

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2012 to September 30, 2012	January 1, 2011 to September 30, 2011
Operating Activities
Net income	$42,087	$21,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,247	26,222
Amortization of deferred financing fees	627	931
Gain on sale of storage facilities	(4,498)	—
Equity in (income) losses of joint ventures	(608)	408
Distributions from unconsolidated joint venture	1,471	471
Non-vested stock earned	1,906	1,026
Stock option expense	238	253
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(308)	68
Prepaid expenses	(1,025)	(527)
Accounts payable and other liabilities	(2,242)	5,895
Deferred revenue	(413)	44

Net cash provided by operating activities	68,482	55,938

Investing Activities
Acquisitions of storage facilities	(105,137)	(145,873)
Improvements, equipment additions, and construction in progress	(20,813)	(17,181)
Net proceeds from the sale of storage facilities	47,698	—
Investment in unconsolidated joint ventures	(3,482)	(12,150)
Advances to joint ventures	(62)	(326)
Reimbursement of (payment of) property deposits	365	(347)

Net cash used in investing activities	(81,431)	(175,877)

Financing Activities
Net proceeds from sale of common stock	78,314	5,679
Proceeds from line of credit	70,000	413,000
Repayments of line of credit	(90,000)	(234,000)
Financing costs	—	(4,060)
Dividends paid-common stock	(39,317)	(37,366)
Distributions to noncontrolling interest holders	(458)	(1,025)
Redemption of operating partnership units	(7,364)	—
Additional investment in Locke Sovran II LLC	—	(14,199)
Mortgage principal payments	(128)	(7,283)

Net cash provided by financing activities	11,047	120,746

Net (decrease) increase in cash	(1,902)	807
Cash at beginning of period	7,321	5,766

Cash at end of period	$5,419	$6,573

Supplemental cash flow information Cash paid for interest, net of interest capitalized	$24,808	$26,582

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Reclassification: Certain amounts from the 2011 financial statements have been reclassified as a result of the sale of 17 storage facilities in 2012 that have been reclassified as discontinued operations (see Note 5).

2. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At September 30, 2012, we had an ownership interest in and/or managed 443 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 443 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, one property that we manage for a consolidated joint venture (West Deptford JV LLC) of which we have a 20% common ownership interest and a preferred interest, and 11 properties that we manage and have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.3% ownership interest therein as of September 30, 2012. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the above, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC. At September 30, 2012, West Deptford JV LLC had total assets of $4.0 million and total liabilities of $2.9 million. For the nine months ended September 30, 2012 West Deptford JV LLC generated total operating revenues of $0.5 million and a net loss of $121,000. The net loss includes $124,000 of depreciation and amortization.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At September 30, 2012, there were 204,163 noncontrolling redeemable operating partnership Units outstanding (339,025 at December 31, 2011). The

Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2012 and December 31, 2011, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	Nine Months Ended Sep. 30, 2012
Beginning balance noncontrolling redeemable Operating Partnership Units	$14,466
Redemption of Operating Partnership Units	(7,364)
Redemption value in excess of carrying value	523
Net income attributable to noncontrolling interests	421
Distributions	(458)
Adjustment to redemption value	4,223

Ending balance noncontrolling redeemable Operating Partnership Units	$11,811

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

For the three months ended September 30, 2012 and 2011, the Company recorded compensation expense (included in general and administrative expense) of $59,000 and $58,000, respectively, related to stock options and $597,000 and $356,000, respectively, related to amortization of non-vested stock grants. For the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense (included in general and administrative expense) of $238,000 and $253,000, respectively, related to stock options and $1,794,000 and $1,026,000, respectively, related to amortization of non-vested stock grants.

During the three months ended September 30, 2012 and 2011, employees exercised 31,435 and 4,500 stock options respectively, and 13,334 and 13,335 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2012 and 2011, employees exercised 77,620 and 25,800 stock options, respectively, and 49,807 and 52,744 shares of non-vested stock, respectively, vested.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2012.

(dollars in thousands)
Cost:
Beginning balance	$1,538,595
Acquisition of storage facilities	104,257
Improvements and equipment additions	24,371
Net decrease in construction in progress	(3,192)
Dispositions and impairments	(1,118)

Ending balance	$1,662,913

Accumulated Depreciation:
Beginning balance	$292,722
Depreciation expense during the period	27,661
Dispositions	(442)

Ending balance	$319,941

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the nine months ended September 30, 2012, the Company acquired 14 self-storage facilities and the purchase price of the facilities has preliminarily been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2012
Florida	1	5/16/2012	$15,340	$15,163	$—	$177	$2,960	$12,077	$303	$516
Illinois	2	6/6/2012	20,750	20,304	—	446	3,871	16,486	393	537
Virginia	1	6/20/2012	6,920	6,884	—	36	911	5,862	147	254
Georgia	1	7/18/2012	8,500	8,442	—	58	1,560	6,766	174	40
Florida	3	9/18/2012	15,957	15,749	—	208	2,176	13,461	320	301
Georgia	4	9/18/2012	26,883	26,856	—	27	4,438	22,110	335	452
North Carolina	1	9/19/2012	7,400	7,374	—	26	2,337	4,900	163	213
Illinois	1	9/27/2012	4,435	4,365	—	70	1,213	3,129	93	69

Total 2012	14		$106,185	$105,137	$—	$1,048	$19,466	$84,791	$1,928	$2,382

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

	Sep. 30,	Dec. 31,
(Dollars in thousands)	2012	2011
In-place customer leases	$11,470	$9,542
Accumulated amortization	(9,819)	(7,019)

Net carrying value at the end of period	$1,651	$2,523

Amortization expense related to in-place customer leases was $1.0 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense related to in-place customer leases was $2.8 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. The Company expects to record $3.3 million of amortization expense for the year ended December 31, 2012.

5. DISCONTINUED OPERATIONS

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The operations of these facilities are reported as discontinued operations for all periods presented. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2012 to Sep. 30, 2012	Jan. 1, 2011 to Sep. 30, 2011
Total revenue	$5,144	$6,332
Property operations and maintenance expense	(1,601)	(1,881)
Real estate tax expense	(561)	(798)
Depreciation and amortization expense	(787)	(1,058)
Net realized gain on sale of property	4,498	—

Total income from discontinued operations	$6,693	$2,595

6. UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing August 3, 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at September 30, 2012 on the Company’s available line of credit was approximately 2.22% (2.28% at December 31, 2011). At September 30, 2012, there was $149 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 4, 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 3, 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2012 the margin is 2.0%).

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

The Company also maintains an $80 million term note maturing September 4, 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 4, 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing April 13, 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2012, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2012 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2012 and December 31, 2011 consist of the following:

(dollars in thousands)	September 30, 2012	December 31, 2011
6.76% mortgage note due September 11, 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.89%)	904	925
6.35% mortgage note due March 11, 2014, secured by 1 self-storage facility with an aggregate net book value of $3.5 million, principal and interest paid monthly (effective interest rate 6.48%)	991	1,014
5.99% mortgage notes due May 1, 2026, secured by 1 self-storage facility with an aggregate net book value of $4.2 million, principal and interest paid monthly (effective interest rate 6.19%)	2,400	2,484

Total mortgages payable	$4,295	$4,423

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 2.0% (2.22% at September 30, 2012)	—	—	—	—	$26,000	—	$26,000	$26,000

Notes Payable:
Term note—variable rate LIBOR+1.50% (2.21% at September 30, 2012)	—	$20,000	—	—	—	—	$20,000	$20,000
Term note—fixed rate 6.26%	—	$80,000	—	—	—	—	$80,000	$82,414
Term note—fixed rate 6.38%	—	—	—	—	$150,000	—	$150,000	$164,178
Term note—variable rate LIBOR+2.0% (2.23% at September 30, 2012)	—	—	—	—	—	$125,000	$125,000	$125,000
Term note—variable rate LIBOR+2.0% (2.22% at September 30, 2012)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note—fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$97,855
Mortgage note—fixed rate 6.76%	$8	$896	—	—	—	—	$904	$936
Mortgage note—fixed rate 6.35%	$8	$34	$949	—	—	—	$991	$1,036
Mortgage notes—fixed rate 5.99%	$28	$119	$126	$134	$142	$1,851	$2,400	$2,603
Interest rate derivatives – liability	—	—	—	—	—	—	—	$16,493

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in the nine months ended September 30, 2012 and 2011.

The Company has six interest rate swap agreements in effect at September 30, 2012 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the nine months ended September 30, 2012, and 2011, the net reclassification from AOCL to interest expense was $3.7 million and $9.8 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.9 million for the twelve months ended September 30, 2013. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $16.5 million and $10.7 million at September 30, 2012, and December 31, 2011 respectively.

(dollars in thousands)	Jan. 1, 2012 to Sep. 30, 2012	Jan. 1, 2011 to Sep. 30, 2011
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(3,707)	$(9,841)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense	3,707	9,841
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(9,676)	(7,952)

(Loss) gain included in other comprehensive income (loss)	$(5,969)	$1,889

9. FAIR VALUE MEASUREMENTS

The Company applies the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” in determining the fair value of its financial and nonfinancial assets and liabilities. ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(16,493)	—	(16,493)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2012, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 14 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age and condition of these assets, which are considered Level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2012 was $21.2 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 and 2011 the Company contributed an additional $1.2 million and $0.8 million, respectively, to the joint venture. As of September 30, 2012, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2012 was $13.3 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during the nine months ended September 30, 2012 for approximately $29 million. During 2012, the Company contributed $2.3 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $2.2 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. The management and call center fees earned by the Company for the three months ended September 30, 2012 and September 30, 2011 totaled $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2012 and 2011 the Company also received acquisition fees of $0.2 million and $0.7 million, respectively, for securing purchases for Sovran HHF II in 2012 and 2011.

The Company’s share of Sovran HHF and Sovran HHF II’s income (loss) for the nine months ended September 30, 2012 and September 30, 2011 was $574,000 and ($497,000), respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income (loss) for the three months ended September 30, 2012 and September 30, 2011 was $340,000 and ($637,000), respectively. Included in the Company’s share of the income of Sovran HHF II for the nine months ended September 30, 2012 and 2011 is the Company’s share of property acquisition related costs of $162,000 and $734,000, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at September 30, 2012 and December 31, 2011, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The Company’s share of Iskalo Office Holdings, LLC’s income (loss) for the nine months ended September 30, 2012 and September 30, 2011 was $9,000 and ($59,000), respectively. The Company’s share of Iskalo Office Holdings, LLC’s (loss) for the three months ended September 30, 2012 and September 30, 2011 was ($4,000) and ($4,000), respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2012 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$160,556	$190,986	$—
Investment in office building	—	—	5,182
Other assets	5,007	4,517	611

Total Assets	$165,563	$195,503	$5,793

Due to the Company	$321	$336	$—
Mortgages payable	64,790	104,444	6,636
Other liabilities	3,228	2,174	720

Total Liabilities	68,339	106,954	7,356
Unaffiliated partners’ equity (deficiency)	77,779	75,206	(1,070)
Company equity (deficiency)	19,445	13,343	(493)

Total Partners’ Equity (deficiency)	97,224	88,549	(1,563)

Total Liabilities and Partners’ Equity (deficiency)	$165,563	$195,503	$5,793

Income Statement Data:
Total revenues	$14,709	$17,351	$836
Depreciation and amortization	(2,770)	(3,972)	(175)
Other expenses	(9,520)	(12,780)	(642)

Net income	$2,419	$599	$19

Included in other expenses of Sovran HHF II for the nine months ended September 30, 2012 is $1.1 million of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

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

For the nine months ended September 30, 2012 and 2011, the Company recorded federal and state income tax expense of $1.6 million and $1.3 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. For the three months ended September 30, 2012 and 2011, the Company recorded federal and state income tax expense of $0.6 million and $0.4 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. At September 30, 2012 and 2011, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2012, the Company had no interest or penalties related to uncertain tax positions. The Company’s taxable REIT subsidiary has a current taxes payable of $0.5 million and a deferred tax liability of $0.1 million as of September 30, 2012 (both of which are included in accounts payable and accrued liabilities in the consolidated balance sheet). The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Sep. 30, 2012	Three Months Ended Sep. 30, 2011	Nine Months Ended Sep. 30, 2012	Nine Months Ended Sep. 30, 2011
Numerator:
Net income from continuing operations attributable to common shareholders	$14,024	$1,428	$35,040	$17,772

Denominator:
Denominator for basic earnings per share—weighted average shares	29,475	27,593	29,048	27,564
Effect of Dilutive Securities:
Stock options, warrants and non-vested stock	149	41	120	44

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversion	29,624	27,634	29,168	27,608

Basic earnings per common share from continuing operations attributable to common shareholders	$0.48	$0.05	$1.20	$0.64
Basic earnings per common share attributable to common shareholders	$0.64	$0.08	$1.43	$0.74

Diluted earnings per common share from continuing operations attributable to common shareholders	$0.47	$0.05	$1.20	$0.64
Diluted earnings per common share attributable to common shareholders	$0.63	$0.08	$1.43	$0.74

Not included in the effect of dilutive securities above are 9,500 stock options and 108,949 unvested restricted shares for the three months ended September 30, 2012, and 309,768 stock options and 141,482 unvested restricted shares for the three months ended September 30, 2011, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 41,833 stock options and 131,525 unvested restricted shares for the nine months ended September 30, 2012, and 309,901 stock options and 147,131 unvested restricted shares for the nine months ended September 30, 2011, because their effects on the above dilutive earnings per share calculation would be antidilutive.

13. EQUITY OFFERING

On September 14, 2011, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), pursuant to which the Company was permitted to sell from time to time up to $125 million in aggregate offering price of shares of the Company’s common stock.

During the nine months ended September 30, 2012, the Company issued 1,391,425 shares under this Equity Program at a weighted average issue price of $55.20 per share, generating net proceeds of $75.3 million after deducting $1.5 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $43,000 in connection with the Equity Program during 2012. During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of September 30, 2012, the Company had no availability for issuance under the Equity Program.

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

16. SUBSEQUENT EVENTS

On October 1, 2012, the Company declared a quarterly dividend of $0.45 per common share. The dividend was paid on October 26, 2012 to shareholders of record on October 11, 2012. The total dividend paid amounted to $13.7 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2012 THROUGH SEPTEMBER 30, 2012, COMPARED TO THE PERIOD JULY 1, 2011 THROUGH SEPTEMBER 30, 2011

We recorded rental revenues of $57.6 million for the three months ended September 30, 2012, an increase of $9.3 million or 19.3% when compared to rental revenues of $48.3 million for the same period in 2011. Of the increase in rental revenue, $3.6 million resulted from a 7.7% increase in rental revenues at the 334 core properties considered in same store sales (those properties included in the consolidated results of operations since July 1, 2011). The increase in same store rental revenues was a result of a 670 basis point increase in average quarterly occupancy which was offset by a 1.4% decrease in rental income per square foot. The remaining increase in rental revenue of $5.7 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 42 properties completed since July 1, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $0.4 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $1.0 million or 7.9% in the three months ended September 30, 2012 as compared to the same period in 2011. The 334 core properties considered in the same store pool experienced a $0.3 million or 2.0% decrease in operating expenses as a result of lower utilities, yellow page advertising, and credit card fees. The decrease in same store operating expenses was offset by the $1.3 million increase in operating expenses resulting from the 42 properties acquired since July 1, 2011. Real estate tax expense increased $0.1 million as a result of a 1.6% increase in property taxes on the 334 same store pool and the inclusion of taxes on the properties acquired in 2012 and 2011.

Net operating income increased $8.0 million or 23.6% as a result of a 13.1% increase in our same store net operating income and the acquisitions completed since July 1, 2011.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for three months ended September 30, 2012 and 2011.

	Three Months ended September 30,
(dollars in thousands)	2012	2011
Net operating income
Same store	$35,964	$31,801
Other stores and management fee income	5,862	2,045

Total net operating income	41,826	33,846

General and administrative	(8,172)	(6,637)
Acquisition related costs	(1,075)	(2,913)
Depreciation and amortization	(10,427)	(8,585)
Interest expense	(8,350)	(13,760)
Interest income	—	5
Equity in income (losses) of joint ventures	335	(512)
Income from discontinued operations	4,821	922

Net income	$18,958	$2,366

Our third quarter 2012 same store results consist of only those properties that were included in our consolidated results since July 1, 2011, excluding the one property we developed in 2009 and the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 334 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Three Months ended September 30,		Percentage Change
(dollars in thousands)	2012	2011
Same store rental income	$50,866	$47,249	7.7%
Same store other operating income	2,632	2,265	16.2%

Total same store operating income	53,498	49,514	8.0%

Same store property operations and maintenance	12,608	12,862	-2.0%
Same store real estate taxes	4,926	4,851	1.5%

Total same store operating expenses	17,534	17,713	-1.0%

Same store net operating income	$35,964	$31,801	13.1%

			Change
Quarterly same store move ins	38,278	37,236	1,042
Quarterly same store move outs	39,943	37,261	2,682

We believe the increase in same store move ins was a result of more effective online marketing and improved rental rate management.

General and administrative expenses increased $1.5 million or 23.1% from 2011 to 2012. The key drivers of the increase were a $1.0 million increase in salaries and performance incentives, $0.5 million increase in internet advertising, and a $0.2 million increase in income taxes on our taxable REIT subsidiary.

Acquisition related costs were $1.1 million in the three months ended September 30, 2012 as a result of the acquisition of 10 stores during that period. Acquisition related costs for the three months ended September 30, 2011 were $2.9 million as a result of the acquisition of 27 stores during that period.

Depreciation and amortization expense increased to $10.4 million in the three months ended September 30, 2012 from $8.6 million in the same period of 2011, primarily as a result of depreciation on the 42 properties acquired in 2011 and 2012.

Interest expense decreased from $13.8 million in the three months ended September 30, 2011 to $8.4 million in the same period in 2012. The decrease was mainly due to the $5.5 million that was paid to terminate two interest rate swap agreements related to the $150 million term note that was repaid as part of our debt refinancing in August 2011.

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4) and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The 2012 and 2011 operations of these facilities are reported in income from discontinued operations for all periods presented.

FOR THE PERIOD JANUARY 1, 2012 THROUGH SEPTEMBER 30, 2012, COMPARED TO THE PERIOD JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011

We recorded rental revenues of $161.9 million for the nine months ended September 30, 2012, an increase of $22.5 million or 16.1% when compared to rental revenues of $139.4 million for the same period in 2011. Of the increase in rental revenue, $7.0 million resulted from a 5.1% increase in rental revenues at the 333 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2011). The increase in same store rental revenues was a result of a 510 basis point increase in average quarterly occupancy which was offset by a 1.9% decrease in rental income per square foot. The remaining increase in rental revenue of $15.5 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 43 properties completed since January 1, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.3 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of increased commissions earned on customer insurance and from fees for managing the properties in the new joint venture (Sovran HHF Storage Holdings II LLC) which began operations in July 2011.

Property operations and maintenance expenses increased $2.6 million or 6.7% in the nine months ended September 30, 2012 as compared to the same period in 2011. The 333 core properties considered in the same store pool experienced a $1.2 million or 3.2% decrease in operating expenses as a result of lower utilities and snow plowing costs from the mild winter. The same store pool also benefited from reduced yellow page advertising expense and reduced credit card fees. The decrease in same store operating expenses was offset by the $3.8 million increase in operating expenses resulting from the 43 properties acquired since January 1, 2011. Real estate tax expense increased $2.1 million as a result of a 2.4% increase in property taxes on the 333 same store pool and the inclusion of taxes on the properties acquired in 2012 and 2011.

Net operating income increased $21.0 million or 22.1% as a result of a 10.0% increase in our same store net operating income and the acquisitions completed since January 1, 2011.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for nine months ended September 30, 2012 and 2011.

	Nine Months ended September 30,
(dollars in thousands)	2012	2011
Net operating income
Same store	$101,306	$92,122
Other stores and management fee income	14,941	3,102

Total net operating income	116,247	95,224

General and administrative	(23,707)	(18,344)
Acquisition related costs	(2,382)	(3,048)
Depreciation and amortization	(30,461)	(25,164)
Interest expense	(24,914)	(29,739)
Interest income	3	31
Equity in income of joint ventures	608	(408)
Income from discontinued operations	6,693	2,595

Net income	$42,087	$21,147

Our 2012 same store results consist of only those properties that were included in our consolidated results since January 1, 2011, excluding the one property we developed in 2009 and the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 333 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Nine Months ended September 30,		Percentage Change
(dollars in thousands)	2012	2011
Same store rental income	$145,064	$138,047	5.1%
Same store other operating income	7,516	6,235	20.5%

Total same store operating income	152,580	144,282	5.8%

Same store property operations and maintenance	36,593	37,818	-3.2%
Same store real estate taxes	14,681	14,342	2.4%

Total same store operating expenses	51,274	52,160	-1.7%

Same store net operating income	$101,306	$92,122	10.0%

			Change
Year-to-date same store move ins	115,587	104,408	11,179
Year-to-date same store move outs	103,098	100,798	2,300

We believe the increase in same store move ins was a result of more effective online marketing and improved rental rate management.

General and administrative expenses increased $5.4 million or 29.2% from 2011 to 2012. The key drivers of the increase were a $2.8 million increase in salaries and performance incentives, $1.4 million increase in internet advertising, and a $0.3 million increase in income taxes on our taxable REIT subsidiary. The remaining $0.9 million increase is the result of increases in various other administrative costs as a result of managing the increased number of stores in our portfolio as compared to the 2011 period.

Acquisition related costs were $2.4 million in the nine months ended September 30, 2012 as a result of the acquisition of 14 stores during that period. Acquisition related costs for the nine months ended September 30, 2011 were $3.0 million as a result of the acquisition of 28 stores during that period.

Depreciation and amortization expense increased to $30.5 million in the nine months ended September 30, 2012 from $25.2 million in the same period of 2011, primarily as a result of depreciation on the 43 properties acquired in 2011 and 2012.

Interest expense decreased from $29.7 million in the nine months ended September 30, 2011 to $24.9 million in the same period in 2012. The decrease was mainly due to the $5.5 million that was paid to terminate two interest rate swap agreements related to the $150 million term note that was repaid as part of our debt refinancing in August 2011.

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4) and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The 2012 and 2011 operations of these facilities are reported in income from discontinued operations for all periods presented.

Net income attributable to noncontrolling interest decreased from $0.8 million in the nine months ended September 30, 2011 to $0.4 million in the same period in 2012 as a result of our May 2011 additional investment in Locke Sovran II LLC in which we purchased the remaining noncontrolling interest in that entity.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2012	September 30, 2011
Net income attributable to common shareholders	$41,666	$20,336
Net income attributable to noncontrolling interest	421	811
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	30,178	25,164
Depreciation of real estate included in discontinued operations	787	1,058
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	1,205	636
Gain on sale of real estate	(4,498)	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(721)	(560)
Funds from operations allocable to noncontrolling interest in consolidated joint venture	—	(567)

FFO available to common shareholders	$69,038	$46,878

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2012, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At September 30, 2012, our leverage ratio as defined in the agreements was approximately 40.6%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2012, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $68.5 million and $55.9 million for the nine months ended September 30, 2012, and 2011, respectively. The increase in operating cash flows from 2011 to 2012 was primarily due to the increase in net income.

Cash used in investing activities was $81.4 million and $175.9 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used from 2011 to 2012 was due to the acquisition of 14 storage facilities in 2012 as compared to 28 in 2011. We also sold 17 stores in 2012 for net proceeds of $47.7 million. No stores were sold during the nine months ended September 30, 2011. In 2011 we also made an additional investment in Sovran HHF II, an unconsolidated joint venture, to fund the Company’s 15% share of the purchase price of 19 self-storage facilities acquired by such joint venture. In 2012 we made an additional investment in the same unconsolidated joint venture to fund the Company’s 15% share of the purchase price of 10 self-storage facilities acquired by the joint venture.

Cash provided by financing activities was $11.0 million and $120.7 million for the nine months ended September 30, 2012 and 2011, respectively. In 2012, we issued shares under our continuous equity offering program and used funds from operations to fund (i) acquisition of 14 storage facilities, (ii) capital improvements, (iii) our additional investment in Sovran HHF II, and (iv) other operating activities. In 2011, we used operating cash flows and draws on our line of credit to fund 28 acquisitions, and to make an additional investment in Locke Sovran II LLC.

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at September 30, 2012 on the Company’s available line of credit was approximately 2.22% (2.28% at December 31, 2011). At September 30, 2012, there was $149 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2012 the margin is 2.0%).

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

On September 14, 2011, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), pursuant to which the Company was permitted to sell from time to time up to $125 million in aggregate offering price of shares of the Company’s common stock.

During the nine months ended September 30, 2012, the Company issued 1,391,425 shares under this Equity Program at a weighted average issue price of $55.20 per share, generating net proceeds of $75.3 million after deducting $1.5 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $43,000 in connection with the Equity Program during 2012. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit.

During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit during 2011. As of September 30, 2012, the Company had no availability for issuance under the Equity Program. The Company may to enter into another continuous equity offering program in the future.

Our Dividend Reinvestment and Stock Purchase Plan was suspended in November 2009, and therefore we did not issue any shares under this plan in 2012 or 2011. We expect to reinstate our Dividend Reinvestment Plan in the future.

During the nine months ended September 30, 2012 and 2011, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2012, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the nine months ended September 30, 2012, the Company acquired 14 self-storage facilities comprising 1.1 million square feet in Florida (4), Georgia (5), Illinois (3), North Carolina (1) and Virginia (1) for a total purchase price of $106.2 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 5.4% on these purchases and ranged from 3.4% to 8.0%. Sovran HHF Storage Holdings II LLC, a joint venture in which the Company is a 15% owner, acquired 10 self-storage facilities in the nine months ended September 30, 2012 for approximately $29 million. The Company’s share of the capital required for these purchases was $2.1 million.

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

In July and August of 2012, we sold 17 non-strategic storage facilities located in Michigan, Maryland and Texas for net cash proceeds of $47.7 million resulting in a gain of approximately $4.5 million.

We may seek to sell additional properties to third parties or joint venture programs in 2012.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2012, although as of September 30, 2012 we did not have any properties under contract.

In the nine months ended September 30, 2012, we added 222,000 square feet to existing properties and converted an additional 15,000 square feet to climate controlled space, for a total cost of approximately $14.2 million. In 2011, we added 118,000 square feet to existing properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million. Although we do not expect to construct any new facilities in 2012, we do plan to expend an additional $8.7 million to expand and enhance existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of the office buildings. For the first nine months of 2012 we spent approximately $10.2 million on such improvements and we expect to spend approximately $3.9 million for the remainder of 2012.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2012, 204,163 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

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

Through September 2013, $245 million of our $271 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured debt of $271 million at September 30, 2012, a 100 basis point increase in interest rates would have a $0.3 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2012. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2012. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2012, the Company issued 9,735 shares of common stock as a result of the exercise of stock options issued under the Company’s 1995 and 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $441,868 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

The Company made no repurchases of any of its equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL, as follows:

(i)	Consolidated Balance Sheets at September 30, 2012 and December 31, 2011;

(ii)	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011;

(iii)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011;

(iv)	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; and

(v)	Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

November 6, 2012

Date