Form 10-K
period 2012-12-31
SOVRAN SELF STORAGE INC
filed 2013-02-27
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, 29,396,351 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,436,073,237 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2012).

As of February 15, 2013, 30,459,820 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

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

Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and its consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or “Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest and are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2012, we held ownership interests in and/or managed 461 Properties consisting of approximately 31.2 million net rentable square feet, situated in 25 states. Among our 461 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, one property that we manage for a consolidated joint venture of which we have a 20% common ownership interest and a preferred interest, and 15 properties that we manage and have no ownership interest. We believe we are the fourth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage®.

We own an indirect interest in each of the Properties through a limited partnership (the “Partnership”). In total, we own a 99.3% economic interest in the Partnership and unaffiliated third parties own collectively a 0.7% limited partnership interest at December 31, 2012. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

We were incorporated on April 19, 1995 under Maryland law. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our web site is www.unclebobs.com.

We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: optimizing rental rates, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and improving the Properties. Should economic conditions warrant, we may develop new properties. We believe that there continue to be opportunities for growth through acquisitions, and constantly seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and enhanced performance through application of our expertise.

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

According to the 2013 Self-Storage Almanac, of the approximately 51,000 facilities in the United States, approximately 11% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, and call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third party management platforms.

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

Marketing and Advertising:

We believe the avenues for attracting and capturing new customers have changed dramatically over the years. As such, we have implemented the following strategies to market our properties and increase profitability:

•

We employ a Customer Care Center (call center) that services over 31,000 rental inquiries per month. Our highly skilled Sales Representatives answer incoming sales calls for all of our stores, 361 days a year. The team undertakes continuous training in effective storage sales techniques, which we believe results in higher conversions of inquiries to rentals.

•

The once predominant advertising vehicle - yellow pages - has lost favor to a wide range of other opportunities. Our aggressive internet marketing and websites provide customers with real-time pricing, online reservations, online payments, and support for mobile devices. Our advertising and marketing strategies employ a mix of web media to ensure the Uncle Bob’s name is found wherever customers search for storage.

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

Ancillary Income:

We know that our 220,000 customers require more than just a storage space. With that in mind, we offer a wide range of other products and services that fulfill their needs while providing us ancillary income. Whereas our Uncle Bob’s trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn a commission. We also earn incidental income from billboards and cell towers.

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

Federal Income Tax

We operate, and intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. We have elected to treat one of our subsidiaries as a taxable REIT subsidiary. In general, our taxable REIT subsidiary may perform additional services for customers and generally may engage in certain real estate or non-real estate related business. Our taxable REIT subsidiary is subject to corporate federal and state income taxes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - REIT Qualification and Distribution Requirements.”

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

During 2012, we sold 17 non-strategic storage facilities in Maryland, Michigan, and Texas for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. Although we sold no stores in 2011, during 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million.

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

We have a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin was 2.0%). At December 31, 2012, there was $70 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In 2011 and 2012, the Company utilized a continuous equity offering program (“Equity Program”) pursuant to which we could sell from time to time up to $125 million in aggregate offering price of shares of our common stock. During 2012 we issued 1.39 million shares under the Equity Program for net proceeds of approximately $75.3 million. During 2011 we issued 1.17 million shares under the Equity Program for net proceeds of approximately $46.4 million. The Company has no further availability for issuance of shares under such Equity Program. The Company expects to enter into another continuous equity offering program in 2013.

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

Employees

We currently employ a total of 1,228 employees, including 461 property managers, 28 area managers, and 562 associate managers and part-time employees. At our headquarters, in addition to our six senior executive officers, we employ 171 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.unclebobs.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our codes of ethics and Charters of our Governance Committee, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.unclebobs.com.

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

Refinancing May Not Be Available. It may be necessary for us to refinance our term notes and our unsecured credit facility through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our self-storage facilities upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to shareholders.

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

Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our outstanding common stock might receive a premium for their shares of our common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires specific procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Sovran even if a change in control were in the shareholders’ interest. Our bylaws contain a provision exempting from the MGCL control share acquisition statute any and all acquisitions by any person of shares of our stock. However, this provision may be amended or eliminated at any time. In addition, under the Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.

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

We May Pay Some Taxes, Reducing Cash Available for Shareholders

Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. One of our subsidiaries has elected to be treated as a “taxable REIT subsidiary” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxed as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount. In addition, if we receive or accrue certain amounts and the underlying economic arrangements among our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that the Company or any taxable REIT subsidiary is required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.

We May Change the Dividend Policy for Our Common Stock in the Future

In 2012, our board of directors authorized and we declared quarterly common stock dividends of $0.45 per share in January, April, July and October, the equivalent of an annual rate of $1.80 per share. In addition, our board of directors authorized and we declared an increased quarterly common stock dividend of $0.48 per share in January 2013. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2012, 181 of our 461 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2012, these facilities accounted for approximately 40% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we will experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock

The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law is 15% to 20% depending on the taxpayer’s tax bracket, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. The earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax. However, the lower rate of taxation to dividends paid by regular “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as other ordinary income for domestic noncorporate taxpayers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2012, we held ownership interests in and/or managed a total of 461 Properties situated in twenty-five states. Among our 461 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, one property that we manage for a consolidated joint venture of which we have a 20% common ownership interest and a preferred interest, and 15 properties that we manage and have no ownership interest.

Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 23,000 to 181,000 net rentable square feet, with an average of approximately 68,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, and some customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.

The following table provides certain information regarding the Properties in which we have an ownership interest or manage as of December 31, 2012:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2012	Feet	Spaces	Revenue
Alabama	24	1,784,013	12,980	4.3%
Arizona	10	675,839	6,004	1.8%
Colorado	4	276,707	2,355	1.2%
Connecticut	5	295,338	2,788	1.7%
Florida	67	4,462,709	42,515	13.6%
Georgia	29	1,992,961	17,168	5.3%
Illinois	10	761,479	7,100	0.6%
Kentucky	2	144,930	1,323	0.5%
Louisiana	15	957,099	8,155	3.1%
Maine	2	113,000	1,008	0.4%
Maryland	3	138,714	1,620	0.7%
Massachusetts	12	656,186	6,071	2.9%
Mississippi	15	1,158,497	8,824	3.1%
Missouri	8	501,073	4,442	1.8%
New Hampshire	4	261,155	2,338	0.9%
New Jersey	22	1,756,737	18,025	7.7%
New York	28	1,677,277	15,336	7.4%
North Carolina	20	1,228,594	11,225	3.1%
Ohio	24	1,627,480	13,565	4.8%
Pennsylvania	7	438,615	3,579	1.4%
Rhode Island	4	207,421	1,926	0.7%
South Carolina	8	430,508	3,743	1.4%
Tennessee	4	291,244	2,418	0.9%
Texas	114	8,031,001	66,149	26.7%
Virginia	20	1,325,739	12,450	4.0%

Total	461	31,194,316	273,107	100.0%

At December 31, 2012, the Properties had an average occupancy of 85.5% and an annualized rent per occupied square foot of $10.86.

Item 3.	Legal Proceedings

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

Quarter 2011	High	Low
1st	$40.00	$36.19
2nd	43.55	38.05
3rd	42.99	33.37
4th	44.98	35.34

Quarter 2012	High	Low
1st	$50.15	$42.75
2nd	53.73	46.93
3rd	58.99	49.92
4th	63.32	55.66

As of February 15, 2013, there were approximately 1,063 holders of record of our Common Stock.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2012 represent 100% ordinary income.

History of Dividends Declared on Common Stock

January 2011	$0.450 per share
April 2011	$0.450 per share
July 2011	$0.450 per share
October 2011	$0.450 per share

January 2012	$0.450 per share
April 2012	$0.450 per share
July 2012	$0.450 per share
October 2012	$0.450 per share

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2012, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	242,413	$43.49	817,436
2009 Outside Directors’ Stock Option and Award Plan	21,000	$40.83	104,371
1995 Outside Directors’ Stock Option Plan	9,835	$48.07	0
Deferred Compensation Plan for Directors (1)	39,394	N/A	8,161
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2007 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

SOVRAN SELF STORAGE, INC.

DECEMBER 31, 2007 - DECEMBER 31, 2012

	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012
S&P	100.00	63.00	79.68	91.68	93.61	108.59
NAREIT	100.00	62.27	79.70	101.98	110.42	132.18
SSS	100.00	95.56	103.03	111.62	105.96	159.45

The foregoing item assumes $100.00 invested on December 31, 2007, with dividends reinvested.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Operating Data
Operating revenues	$236,007	$202,719	$183,701	$182,301	$187,608
Income from continuing operations	48,948	28,098	31,547	16,740	32,363
Income from discontinued operations (1)	6,693	3,431	10,994	4,914	7,320
Net income	55,641	31,529	42,541	21,654	39,683
Net income attributable to common shareholders	55,128	30,592	40,642	19,916	37,399
Income from continuing operations per common share attributable to common shareholders– diluted	1.64	0.98	1.08	0.63	1.38
Net income per common share attributable to common shareholders – basic	1.88	1.11	1.48	0.84	1.72
Net income per common share attributable to common shareholders – diluted	1.87	1.10	1.48	0.84	1.72
Dividends declared per common share (2)	1.80	1.80	1.80	1.54	2.54
Balance Sheet Data
Investment in storage facilities at cost	$1,755,954	$1,538,595	$1,362,932	$1,308,147	$1,287,922
Total assets	1,484,441	1,343,674	1,184,491	1,184,032	1,212,333
Total debt	684,251	625,423	488,954	481,219	623,261
Total liabilities	743,041	673,669	527,348	518,973	691,186
Other Data
Net cash provided by operating activities	$99,004	$80,310	$73,671	$59,143	$77,132
Net cash used in investing activities	(175,906)	(190,292)	(32,605)	(4,448)	(82,711)
Net cash provided by (used in) financing activities	76,836	111,537	(46,010)	(48,471)	6,055

(1)	In 2012 we sold seventeen stores, in 2010 we sold ten stores, in 2009 we sold five stores, and in 2008 we sold one store whose results of operations and gain (loss) on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2009 we declared dividends in March, July, and October. On January 4, 2010 we declared a dividend of $0.45 per common share, and therefore it is not included in the 2009 column. In 2010, 2011 and 2012 we declared regular quarterly dividends of $0.45 in January, April, July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Overview

We believe we are the fourth largest operator of self-storage properties in the United States based on square feet owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage”®.

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

•

The Uncle Bob’s truck move-in program, under which, at present, 336 of our stores offer a free Uncle Bob’s truck to assist our customers moving into their spaces, and acts as a moving billboard further supporting our branding efforts;

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

C. Expanding our management business:

•

We see our management business as a source of future acquisitions. In 2011 we entered into another joint venture in which we retained a 15% ownership interest and manage the 20 self storage facilities owned by this joint venture. In 2012, that same joint venture acquired 10 additional self storage facilities, bringing the total stores owned by the joint venture to 30 as of December 31, 2012. In addition, we manage 15 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.

D. Expanding and enhancing our existing stores:

•

Over the past 5 years we have undertaken a program of expanding and enhancing our Properties. In 2009, we completed construction of a new 78,000 square foot facility in Richmond, Virginia, added 175,000 square feet to other existing Properties, and converted 64,000 square feet to premium storage for a total cost of approximately $18 million; in 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million; in 2011, we added 118,000 square feet to existing Properties and converted 2,000 square feet to premium storage for a total cost of approximately $7 million; and in 2012, we added 372,000 square feet to existing Properties and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. In 2011 and 2012, we also installed solar panels at eight locations for a total cost of approximately $2.6 million. Our solar panel initiative has reduced energy consumption and operating cost at those installed locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The recent economic conditions and the credit market environment have resulted in a decrease in new supply on a national basis in the last five years. With the recent loosening of the debt and equity markets, we have seen capitalization rates on quality acquisitions

(expected annual return on investment) decrease from approximately 6.75% to 6.25%.

We believe our industry weathered the recent recession very well. Although our industry experienced softness in 2008 through 2011, our same store sales showed positive increases save for 2009, when we showed a 3.1% decrease in same store revenue. That was the first time in recent history that we recorded lower same store sales. We feel our recent performance further supports the notion that the self-storage industry holds up well through recessions.

We believe our same-store move-ins in 2012 were higher than 2011 for several reasons. First, we increased spending on internet advertising which we believe allowed us to capture more demand than the smaller operators who have a difficult time competing against the larger operators on the internet. Second, our revenue management system was fully operational in 2012, which we believe set prices at optimal levels. Lastly, the housing industry began to improve which increased demand for self-storage, not only from homeowners, but for the people working in the construction trades (trades people are a measurable part of our usual customer base.)

	2012	2011	Change
Same store move ins	147,397	137,986	9,411
Same store move outs	137,458	133,842	3,616

Difference	9,939	4,144	5,795

We expect conditions in most of our markets to continue the recovery that we saw in 2011 and 2012 and are forecasting 4% to 5% revenue growth on a same store basis in 2013.

We were able to maintain relatively flat expenses at the store operating level from 2009 through 2012. We do expect same store expense growth in 2013 to be above the levels seen over the last few years, mainly because we had very unusual weather in 2012 that reduced our utility and snow removal costs, new legislation reduced our credit card fees for a portion of 2011 and 2012, and we significantly reduced yellow page advertising over the last two years. We do believe the expense increases will be at a manageable level of between 4% and 6%.

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

Assigning purchase price to assets acquired: The purchase price of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual property based on a number of factors specific to the properties and the functional, economic and other factors affecting each property. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets. The fair values of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on our historical experience with turnover in our facilities.

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, significant damage sustained from accidents or natural disasters, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. During 2011 we recorded an impairment charge at one of our stores as of a result of a structural deficiency that we decided to address by demolishing the buildings in 2012. See further discussion in the analysis of the 2011 results compared to 2010 that follows. No assets had been determined to be impaired under this policy in 2012.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we don’t have any current expectation of making significant changes in 2013.

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

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

We recorded rental revenues of $219.7 million for the year ended December 31, 2012, an increase of $29.6 million or 15.6% when compared to 2011 rental revenues of $190.1 million. Of the increase in rental revenue, $10.8 million resulted from a 5.9% increase in rental revenues at the 333 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2011, excluding the one property we developed in 2009 and the 17 properties we sold in July and August of 2012). The increase in same store rental revenues was a result of a 520 basis point increase in average occupancy which was offset by a 1.4% decrease in rental income per square foot. The remaining increase in rental revenue of $18.8 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 57 properties completed since January 1, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.7 million for the year ended December 31, 2012 compared to 2011 primarily as a result of increased commissions earned on customer insurance and from having a full year of fees for managing the properties in the joint venture (Sovran HHF Storage Holdings II LLC) which began operations in July 2011. We also earned a $0.1 million acquisition fee from this joint venture in 2012 compared to an acquisition fee of $0.7 million earned from the joint venture in 2011.

Property operations and maintenance expenses increased $3.4 million or 6.4% in 2012 compared to 2011. The 333 core properties considered in the same store pool experienced a $1.1 million or 2.3% decrease in operating expenses as a result of lower utilities due to a mild winter and energy savings initiatives. The same store pool also benefited from reduced yellow page advertising expense and reduced credit card fees. The decrease in same store operating expenses was offset by the $4.5 million increase in operating expenses resulting from the 57 properties acquired since January 1, 2011. Real estate tax expense increased $2.9 million as a result of a 2.3% increase in property taxes on the 333 same store pool and the inclusion of taxes on the properties acquired in 2012 and 2011.

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

Same Store Summary

	Year ended December 31,		Percentage Change
(dollars in thousands)	2012	2011
Same store rental income	$195,003	$184,200	5.9%
Same store other operating income	10,190	8,857	15.1%

Total same store operating income	205,193	193,057	6.3%
Payroll and benefits	20,741	20,339	2.0%
Real estate taxes	18,997	18,572	2.3%
Utilities	8,327	8,812	-5.5%
Repairs and maintenance	7,768	7,398	5.0%
Office and other operating expenses	7,635	7,866	-2.9%
Insurance	3,007	2,980	0.9%
Advertising and yellow pages	1,654	2,870	-42.4%

Total same store operating expenses	68,129	68,837	-1.0%

Same store net operating income	$137,064	$124,220	10.3%

Net operating income increased $27.0 million or 20.6% as a result of a 10.3% increase in our same store net operating income and the acquisitions completed since January 1, 2011.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2012 and 2011 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2012	2011
Net operating income
Same store	$137,064	$124,220
Other stores and management fee income	20,956	6,777

Total net operating income	158,020	130,997
General and administrative	(32,313)	(25,986)
Acquisition related costs	(4,328)	(3,278)
Impairment of storage facility	—	(1,047)
Depreciation and amortization	(40,892)	(35,167)
Interest expense	(33,166)	(38,549)
Interest income	4	83
Casualty loss	—	(126)
Gain on sale of real estate	687	1,511
Equity in income (losses) of joint ventures	936	(340)
Income from discontinued operations	6,693	3,431

Net income	$55,641	$31,529

General and administrative expenses increased $6.3 million or 24.3% from 2011 to 2012. The key drivers of the increase were a $3.9 million increase in salaries and performance incentives, and a $1.5 million increase in internet advertising. The remaining $0.9 million increase is the result of increases in various other administrative costs as a result of managing the increased number of stores in our portfolio as compared to 2011.

Acquisition related costs increased by $1.1 million as a result of the $189.1 million of stores acquired in 2012 compared to the $155.1 million of stores acquired in 2011.

Depreciation and amortization expense increased to $40.9 million in 2012 from $35.2 million in 2011, primarily as a result of depreciation on the 57 properties acquired in 2011 and 2012.

The 2011 impairment charge related to a building that was determined to have a structural deficiency. There were no such impairments in 2012.

Interest expense decreased from $38.5 million in 2011 to $33.2 million in 2012. The decrease was mainly due to expensing $5.5 million that was paid to terminate two interest rate swap agreements related to the $150 million term note that we repaid as part of our debt refinancing in August 2011.

The casualty loss recorded in 2011 was the result of clean-up and repair costs incurred in excess of insurance proceeds received from two buildings that were damaged by fire.

During 2012, we sold a portion of one of our facilities and a parcel of land for net proceeds of $3.3 million resulting in a gain of $0.7 million. During 2011, we sold three parcels of land to various municipalities for their use as part of road widening projects for net cash proceeds of $2.0 million resulting in a gain on sale of $1.5 million.

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4) and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The 2012 and 2011 operations of these facilities are reported in income from discontinued operations for all periods presented.

Net income attributable to noncontrolling interest decreased from $0.9 million in 2011 to $0.5 million in 2012 primarily as a result of our May 2011 additional investment in Locke Sovran II, LLC in which we purchased the remaining noncontrolling interest in that entity. In addition, the redemption of Operating Partnership Units by a noncontrolling unitholder in 2012 resulted in a decrease in the attribution of net income to noncontrolling interests in 2012 as compared to 2011.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

We recorded rental revenues of $190.1 million for the year ended December 31, 2011, an increase of $15.3 million or 8.8% when compared to 2010 rental revenues of $174.8 million. Of the increase in rental revenue, $6.4 million resulted from a 3.7% increase in rental revenues at the 326 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2010, excluding the one property we developed in 2009 and the 17 properties we sold in July and August of 2012). The increase in same store rental revenues was a result of a 3% increase in average rental income per square foot as a result of our reduced use of move-in incentives. Average occupancy in 2011 was essentially flat to 2010. The remaining increase in rental revenue of $8.9 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 36 properties completed between January 1, 2010 and December 31, 2011. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.6 million for the year ended December 31, 2011 compared to 2010 primarily as a result of increased commissions earned on customer insurance and from fees for managing the properties in the new joint venture which began operations in July 2011. We also earned a $0.7 million acquisition fee from the new joint venture in 2011.

Property operations and maintenance expenses increased $3.0 million or 6.2% in 2011 compared to 2010. $0.2 million of the increase resulted from increases in personnel and maintenance at the 326 core properties considered in same store pool. The remaining increase in operating expenses of $2.8 million resulted from the 36 properties acquired between January 1, 2010 and December 31, 2011. Real estate tax expense increased $1.3 million as a result of 1.7% increase in property taxes on the 326 same store pool and the inclusion of taxes on the properties acquired in 2010 and 2011.

Our 2011 same store results consist of only those properties that were included in our consolidated results since January 1, 2010, excluding the one property we developed in 2009 and the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 326 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2011	2010	Change
Same store rental income	$180,940	$174,545	3.7%
Same store other operating income	8,781	7,238	21.3%

Total same store operating income	189,721	181,783	4.4%
Payroll and benefits	19,913	19,687	1.1%
Real estate taxes	18,267	17,970	1.7%
Utilities	8,655	8,710	-0.6%
Repairs and maintenance	7,247	6,818	6.3%
Office and other operating expenses	7,657	7,718	-0.8%
Insurance	2,940	2,892	1.7%
Advertising and yellow pages	2,834	3,200	-11.4%

Total same store operating expenses	67,513	66,995	0.8%

Same store net operating income	$122,208	$114,788	6.5%

Net operating income increased $14.7 million or 12.6% as a result of a 6.5% increase in our same store net operating income and the acquisitions completed since January 1, 2010.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2011 and 2010 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2011	2010
Net operating income
Same store	$122,208	$114,788
Other stores and management fee income	8,789	1,549

Total net operating income	130,997	116,337
General and administrative	(25,986)	(21,071)
Acquisition related costs	(3,278)	(786)
Impairment of storage facility	(1,047)	—
Depreciation and amortization	(35,167)	(31,546)
Interest expense	(38,549)	(31,711)
Interest income	83	84
Casualty loss	(126)	—
Gain on sale of real estate	1,511	—
Equity in (losses) income of joint ventures	(340)	240
Income from discontinued operations	3,431	10,994

Net income	$31,529	$42,541

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

Depreciation and amortization expense increased to $35.2 million in 2011 from $31.5 million in 2010, primarily as a result of depreciation on the 36 properties acquired in 2010 and 2011.

The 2011 impairment charge related to a building that was determined to have a structural deficiency. A decision was made to demolish and rebuild this building, and the net value of the building was written off in 2011.

Interest expense increased from $31.7 million in 2010 to $38.5 million in 2011 mainly due to $5.5 million that was paid and recorded as interest expense to terminate two interest rate swap agreements related to the $150 million term note that we repaid as part of our debt refinancing in August 2011.

The casualty loss recorded in 2011 was the result of clean-up and repair costs incurred in excess of insurance proceeds received for two buildings that were damaged by fire.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Net income attributable to common shareholders	$55,128	$30,592	$40,642	$19,916	$37,399
Net income attributable to noncontrolling interests	513	937	1,899	1,738	2,284
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	40,503	35,167	31,546	31,353	31,868
Depreciation of real estate included in discontinued operations	787	1,410	1,610	2,466	2,599
Depreciation and amortization from unconsolidated joint ventures	1,595	1,018	788	820	333
Casualty and impairment loss	—	1,173	—	—	—
(Gain) loss on sale of real estate	(5,185)	(1,511)	(6,944)	509	(716)
Funds from operations allocable to noncontrolling interest in Operating Partnership	(881)	(812)	(885)	(984)	(1,366)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	—	(567)	(1,360)	(1,360)	(1,564)

Funds from operations available to common shareholders	$92,460	$67,407	$67,296	$54,458	$70,837

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2012, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2012, our leverage ratio as defined in the agreements was approximately 43.2%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2012, the entire availability under our line of credit could be drawn without violating our debt covenants.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and the availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2013, at which time $100 million of term notes mature. We also believe that our flexible capital structure provides for many options to refinance the $100 million of term note due in 2013, including a new term note, draws on our line of credit, or an equity issuance.

Cash flows from operating activities were $99.0 million, $80.3 million and $73.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The increase in operating cash flows from 2011 to 2012 was primarily due to an increase in net income. The increase in operating cash flows from 2010 to 2011 was primarily due to an increase in accounts payable and other liabilities.

Cash used in investing activities was $175.9 million, $190.3 million, and $32.6 million for the years ended December 31, 2012, 2011, and 2010 respectively. The decrease in cash used from 2011 to 2012 was primarily due to $47.7 million in proceeds from the sale of storage facilities in 2012. No facilities were sold in 2011. The decrease in cash used as a result of the sales proceeds was partially offset by the $186.9 million spent in 2012 to purchase 28 storage facilities compared to the $150.4 million spent in 2011 on the acquisition of storage facilities. The increase in cash used from 2010 to 2011 was due to the purchase of 29 storage facilities in 2011 for $150.4 million and the $13.6 million investment in the new unconsolidated joint venture entered in 2011.

Cash provided by financing activities was $76.8 million and $111.5 million in 2012 and 2011, respectively, compared to cash used in financing activities of $46.0 million in 2010. In 2012 we realized $78.9 million from the sale of our common stock through our at the market equity offering and stock option plans, and $59 million in net proceeds from draws on our line of credit to fund a portion of our acquisitions and capital improvements. In 2011, we realized $47.0 million from the sale of our common stock through our at the market equity offering and $211.0 million in proceeds, net of repayments, from our new credit agreements to fund our acquisitions, joint venture activity and mortgage payoffs of $77.0 million. In 2010, our financing activities were generally limited to a net $10.0 million draw on our line of credit as well as our recurring dividends, distributions, and mortgage principal payments.

On August 5, 2011, we entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, we entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at December 31, 2012 on the Company’s available line of credit was approximately 2.21% (2.28% at December 31, 2011). The proceeds from this term note and draws on the new line of credit were used to repay the Company’s previous line of credit and the Company’s $150 million bank term note that was to mature June 2012. At December 31, 2012, there was $70 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, we secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin is 2.0%).

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

We also maintain an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded. We expect to refinance the maturing $80 million and $20 million term notes due in 2013 with either a new 7 to 10 year unsecured term note, a draw on our line of credit, or we may issue common or preferred shares to pay the notes off at maturity.

The line of credit and term notes require us to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2012, the Company was in compliance with its debt covenants.

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

During 2012, the Company issued 1,391,425 shares under this Equity Program at a weighted average issue price of $55.20 per share, generating net proceeds of $75.3 million after deducting $1.5 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $58,000 in connection with the Equity Program during 2012. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit.

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

As of December 31, 2012, the Company had no availability for issuance under the Equity Program. The Company expects to enter into another continuous equity offering program in 2013.

During 2012 and 2011, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2012, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

Payments due by period
Contractual obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
Line of credit	$105.0 million	—	—	$105.0 million	—
Term notes	$575.0 million	$100.0 million	—	$150.0 million	$325.0 million
Mortgages payable	$4.3 million	$1.1 million	$1.2 million	$0.3 million	$1.7 million
Interest payments	$120.8 million	$26.6 million	$45.8 million	$25.2 million	$23.2 million
Interest rate swap payments	$15.7 million	$4.9 million	$4.9 million	$4.9 million	$1.0 million
Land lease	$0.9 million	$0.1 million	$0.1 million	$0.1 million	$0.6 million
Expansion and enhancement contracts	$7.9 million	$7.9 million	—	—	—
Building leases	$2.2 million	$0.7 million	$1.0 million	$0.1 million	$0.4 million

Total	$831.8 million	$141.3 million	$53.0 million	$285.6 million	$351.9 million

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2012 rates. Interest rate swap payments include estimated net settlements of swap liabilities based on forecasted variable rates.

ACQUISITION OF PROPERTIES

In 2012, we acquired 28 self storage facilities comprising 2.2 million square feet in Arizona (1), Florida (8), Georgia (5), Illinois (9), North Carolina (1), Texas (3), and Virginia (1) for a total purchase price of $189.1 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 5.2% on these purchases and ranged from 1.0% to 8.2%. In 2011, we acquired 29 self storage facilities comprising 2.0 million square feet in New Jersey (3), Florida (1), Georgia (1), Missouri (1), Texas (22), and Virginia (1) for a total purchase price of $155.1 million. During 2010, we used the proceeds from the sale of the ten Properties and borrowings pursuant to our line of credit to acquire seven Properties in North Carolina comprising 0.5 million square feet.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2013 and at December 31, 2012 we had one property under contract to be purchased for $2.4 million. The property was acquired in February 2013.

During 2012, we added 372,000 square feet to existing Properties, and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. In 2011 and 2012, we also installed solar panels at eight locations for a total cost of approximately $2.6 million. In 2011, we added 118,000 square feet to existing Properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million. In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million. Although we do not expect to construct any new facilities in 2013, we do plan to complete approximately $20 million in expansions and enhancements to existing facilities of which $5.7 million was paid prior to December 31, 2012.

In 2012, the Company spent approximately $17.7 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $15.8 million in 2013 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2012, we sold 17 non-strategic storage facilities in Maryland, Michigan, and Texas for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. During 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million.

We are seeking to sell additional Properties to third parties or joint venture programs in 2013.

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

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that the amount distributed is equal to at least 90% of our taxable income. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if it is paid before the first regular dividend of the following year. The first distribution of 2013 may be applied toward our 2012 distribution requirement.

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2012, our percentage of revenue from such sources was approximately 96%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

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

Through September 2013, $245 million of our $350 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured debt of $350 million at December 31, 2012, a 100 basis point increase in interest rates would have a $1.1 million effect on our interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2012. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2013

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2012	2011
Assets
Investment in storage facilities:
Land	$299,544	$263,407
Building, equipment, and construction in progress	1,456,410	1,275,188

	1,755,954	1,538,595
Less: accumulated depreciation	(328,952)	(292,722)

Investment in storage facilities, net	1,427,002	1,245,873
Cash and cash equivalents	7,255	7,321
Accounts receivable	3,450	2,938
Receivable from unconsolidated joint ventures	856	589
Investment in unconsolidated joint ventures	34,255	31,939
Prepaid expenses	4,947	3,939
Other assets	6,676	7,373
Net assets of discontinued operations	—	43,702

Total Assets	$1,484,441	$1,343,674

Liabilities
Line of credit	$105,000	$46,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	36,667	31,414
Deferred revenue	6,416	6,084
Fair value of interest rate swap agreements	15,707	10,748
Mortgages payable	4,251	4,423

Total Liabilities	743,041	673,669
Noncontrolling redeemable Operating Partnership Units at redemption value	12,670	14,466
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 30,446,620 shares outstanding at December 31, 2012 (28,952,356 at December 31, 2011)	316	301
Additional paid-in capital	943,604	862,467
Dividends in excess of net income	(172,773)	(169,799)
Accumulated other comprehensive loss	(15,242)	(10,255)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	728,730	655,539

Total Liabilities and Shareholders’ Equity	$1,484,441	$1,343,674

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Revenues
Rental income	$219,730	$190,147	$174,775
Other operating income	16,277	12,572	8,926

Total operating revenues	236,007	202,719	183,701
Expenses
Property operations and maintenance	55,751	52,382	49,338
Real estate taxes	22,236	19,340	18,026
General and administrative	32,313	25,986	21,071
Acquisition costs	4,328	3,278	786
Impairment loss	—	1,047	—
Depreciation and amortization	40,892	35,167	31,546

Total operating expenses	155,520	137,200	120,767

Income from operations	80,487	65,519	62,934
Other income (expenses)
Interest expense	(33,166)	(38,549)	(31,711)
Interest income	4	83	84
Casualty loss	—	(126)	—
Gain on sale of real estate	687	1,511	—
Equity in income (losses) of joint ventures	936	(340)	240

Income from continuing operations	48,948	28,098	31,547
Income from discontinued operations (including a gain on disposal of $4,498 in 2012 and $6,944 in 2010)	6,693	3,431	10,994

Net income	55,641	31,529	42,541
Net income attributable to noncontrolling interest	(513)	(937)	(1,899)

Net income attributable to common shareholders	$55,128	$30,592	$40,642

Earnings per common share attributable to common shareholders - basic
Continuing operations	$1.65	$0.99	$1.08
Discontinued operations	0.23	0.12	0.40

Earnings per share - basic	$1.88	$1.11	$1.48

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$1.64	$0.98	$1.08
Discontinued operations	0.23	0.12	0.40

Earnings per share - diluted	$1.87	$1.10	$1.48

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Net income	$55,641	$31,529	$42,541
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(4,987)	(1)	1,011

Total comprehensive income	50,654	31,528	43,552
Comprehensive income attributable to noncontrolling interest	(467)	(937)	(1,912)

Comprehensive income attributable to common shareholders	$50,187	$30,591	$41,640

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance January 1, 2010	27,547,027	287	814,988	(139,863)	(11,265)	(27,175)	636,972
Exercise of stock options	25,650	—	603	—	—	—	603
Issuance of non-vested stock	78,152	1	616	—	—	—	617
Earned portion of non-vested stock	—	—	1,307	—	—	—	1,307
Stock option expense	—	—	354	—	—	—	354
Deferred compensation outside directors	—	—	239	—	—	—	239
Carrying value less than redemption value on redeemed partnership units	—	—	(1,121)	—	—	—	(1,121)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	620	—	—	620
Net income attributable to common shareholders	—	—	—	40,642	—	—	40,642
Change in fair value of derivatives	—	—	—	—	1,011	—	1,011
Dividends	—	—	—	(49,663)	—	—	(49,663)

Balance December 31, 2010	27,650,829	$288	$816,986	$(148,264)	$(10,254)	$(27,175)	$631,581
Net proceeds from the issuance of common stock	1,166,875	12	46,022	—	—	—	46,034
Exercise of stock options	28,050	—	728	—	—	—	728
Issuance of non-vested stock	106,602	1	616	—	—	—	617
Earned portion of non-vested stock	—	—	1,492	—	—	—	1,492
Stock option expense	—	—	302	—	—	—	302
Deferred compensation outside directors	—	—	239	—	—	—	239
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(3,918)	—	—	—	(3,918)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,227)	—	—	(2,227)
Net income attributable to common shareholders	—	—	—	30,592	—	—	30,592
Change in fair value of derivatives	—	—	—	—	(1)	—	(1)
Dividends	—	—	—	(49,900)	—	—	(49,900)

Balance December 31, 2011	28,952,356	$301	$862,467	$(169,799)	$(10,255)	$(27,175)	$655,539
Net proceeds from the issuance of common stock	1,400,931	14	75,192	—	—	—	75,206
Exercise of stock options	91,520	1	3,735	—	—	—	3,736
Issuance of non-vested stock	1,813	—	—	—	—	—	—
Earned portion of non-vested stock	—	—	2,392	—	—	—	2,392
Stock option expense	—	—	280	—	—	—	280
Deferred compensation outside directors	—	—	122	—	—	—	122
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(584)	—	—	—	(584)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(5,088)	—	—	(5,088)
Net income attributable to common shareholders	—	—	—	55,128	—	—	55,128
Change in fair value of derivatives	—	—	—	—	(4,987)	—	(4,987)
Dividends	—	—	—	(53,014)	—	—	(53,014)

Balance December 31, 2012	30,446,620	$316	$943,604	$(172,773)	$(15,242)	$(27,175)	$728,730

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Operating Activities
Net income	$55,641	$31,529	$42,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,679	36,578	33,156
Amortization of deferred financing fees	836	1,184	1,030
Gain on sale of storage facilities	(4,498)	—	(6,944)
Gain on sale of real estate	(687)	(1,511)	—
Casualty loss	—	126	—
Impairment loss	—	1,047	—
Equity in (income) losses of joint ventures	(936)	340	(240)
Distributions from unconsolidated joint venture	2,184	944	494
Non-vested stock earned	2,513	1,492	1,307
Stock option expense	280	302	354
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(451)	(523)	(21)
Prepaid expenses	(977)	434	(72)
Accounts payable and other liabilities	4,240	7,988	2,257
Deferred revenue	(820)	380	(191)

Net cash provided by operating activities	99,004	80,310	73,671
Investing Activities
Acquisition of storage facilities	(186,870)	(150,444)	(34,717)
Improvements, equipment additions, and construction in progress	(36,845)	(28,064)	(21,516)
Net proceeds from the sale of storage facilities	47,698	—	23,708
Net proceeds from the sale of real estate	3,298	2,019	—
Casualty insurance proceeds received	626	588	—
Investment in unconsolidated joint venture	(3,571)	(13,571)	—
Advances to joint ventures	(242)	(413)	(80)
Property deposits	—	(407)	—

Net cash used in investing activities	(175,906)	(190,292)	(32,605)
Financing Activities
Net proceeds from sale of common stock	78,943	47,001	842
Proceeds from line of credit	154,000	198,000	32,000
Proceeds from term notes	—	325,000	—
Repayment of line of credit	(95,000)	(162,000)	(22,000)
Repayment of term notes	—	(150,000)	—
Financing costs	—	(4,146)	—
Dividends paid - common stock	(53,014)	(49,900)	(49,663)
Distributions to noncontrolling interest holders	(549)	(1,177)	(2,030)
Redemption of operating partnership units	(7,372)	—	(2,894)
Additional investment in Locke Sovran II LLC	—	(14,199)	—
Mortgage principal payments	(172)	(77,042)	(2,265)

Net cash provided by (used in) financing activities	76,836	111,537	(46,010)

Net (decrease) increase in cash	(66)	1,555	(4,944)
Cash at beginning of period	7,321	5,766	10,710

Cash at end of period	$7,255	$7,321	$5,766

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$32,402	$35,134	$30,698

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC. - DECEMBER 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2012, we had an ownership interest in and/or managed 461 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 461 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, one property that we manage for a consolidated joint venture (West Deptford JV LLC) of which we have a 20% common ownership interest and a preferred interest, and 15 properties that we manage and have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.3% ownership interest therein as of December 31, 2012. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary), Locke Sovran I, LLC, Locke Sovran II, LLC and West Deptford JV LLC, a controlled joint venture. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

In May 2011, the Company acquired the remaining non-controlling interests in Locke Sovran II, LLC for $17.0 million. The Company has owned 100% of that entity since the date of this transaction. The purchase price in excess of the carrying value of the non-controlling interest in Locke Sovran II, LLC was $3.9 million and was recorded as a reduction of additional paid-in capital. In connection with this transaction, the noncontrolling interest holders settled an outstanding $2.8 million note receivable due to the Company, and the net cash paid by the Company to the noncontrolling interest holders was $14.2 million.

The following table sets forth the activity in the noncontrolling interest – consolidated joint venture:

(Dollars in thousands)	2011
Beginning balance noncontrolling interests – consolidated joint venture	$13,082
Net income attributable to noncontrolling interests – consolidated joint venture	567
Distributions	(567)
Additional investment in Locke Sovran II, LLC	(13,082)

Ending balance noncontrolling interests – consolidated joint venture	$—

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. Pursuant to the terms of the joint venture operating agreement, upon a liquidation of the joint venture the Company has the right to receive a return of its investment prior to any distributions to the common members. The Company also has the right to redeem its preferred interests in the joint venture upon a written election any time on or after June 30, 2016. The Company has concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. The Company has determined that it is the primary beneficiary of the joint venture as it has the power to direct the activities of the joint venture that most significantly impact the joint venture’s economic performance. The Company also has the right to receive a significant amount of the benefits of the joint venture by virtue of its preferred interest and liquidation preferences. As a result of the above, the assets, liabilities and results of operations of West Deptford JV LLC since June 30, 2011 are included in the Company’s consolidated financial statements. Pursuant to the terms of the West Deptford JV LLC operating agreement, neither party to the joint venture is obligated to make additional capital contributions to the joint venture and shall not be held personally liable for any obligations of the joint venture. Should the joint venture be unable to meet its obligations as they come due or there be any other events or circumstances that have a significant adverse effect on West Deptford JV LLC, the Company could be exposed to losses on its investment in the joint venture and the Company could determine that it is necessary to make additional capital contributions to West Deptford JV LLC. At December 31, 2012 and 2011, West Deptford JV LLC had total assets of $3.9 million and $4.1 million, respectively, and total liabilities of $2.9 million and $2.9 million, respectively. For the years ended December 31, 2012 and 2011, West Deptford JV LLC generated total operating revenues of $0.6 million and $0.9 million, respectively, and net losses of $136,000 and $3,000, respectively.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2012, there were 204,028 noncontrolling redeemable operating partnership Units outstanding (339,025 at December 31, 2011). The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2012 and 2011, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2012	2011
Beginning balance noncontrolling redeemable Operating Partnership Units	$14,466	$12,480
Redemption of Operating Partnership Units	(7,432)	—
Redemption value in excess of carrying value	584	—
Net income attributable to noncontrolling interests – consolidated joint venture	513	370
Distributions	(549)	(611)
Adjustment to redemption value	5,088	2,227

Ending balance noncontrolling redeemable Operating Partnership Units	$12,670	$14,466

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include $33,000 and $29,000 held in escrow for encumbered properties at December 31, 2012 and 2011, respectively.

Accounts Receivable: Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.4 million, $0.5 million and $0.2 million at December 31, 2012, 2011 and 2010, respectively.

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

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011, and 2010, advertising costs were $4.6 million, $3.2 million, and $2.3 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2012, 2011, and 2010, $4.3 million, $3.3 million and $0.8 million of acquisition related costs were incurred and expensed, respectively.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2012, 2011, and 2010 was $0.1 million, $0.1 million and $0.1 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2012, no assets had been determined to be impaired under this policy. At December 31, 2011, the Company determined that a building was impaired due to a structural deficiency. The Company recorded an impairment charge of $1.0 million in 2011 related to the write-off of the building value.

Other Assets: Included in other assets are net loan acquisition costs, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $5.9 million at December 31, 2012, and 2011, respectively. Accumulated amortization on the loan acquisition costs was approximately $2.3 million and $1.5 million at December 31, 2012, and 2011, respectively. Loan acquisition costs are amortized over the terms of the related debt. Property deposits at December 31, 2012 and 2011 were $0.2 million and $0.4 million, respectively.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is disclosed in Note 9. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

Amortization expense related to financing fees was $0.8 million, $1.2 million and $1.0 million for the periods ended December 31, 2012, 2011 and 2010, respectively.

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

The Company has elected to treat one of its subsidiaries as a taxable REIT subsidiary. In general, the Company’s taxable REIT subsidiary may perform additional services for tenants and generally may engage in certain real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded federal and state income tax expense of $1.3 million, $1.5 million and $1.1 million, respectively. The 2012 income tax expense includes current expense of $0.3 million and deferred expense of $1.0 million. At December 31, 2012 and 2011, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2012 and 2011, the Company had no interest or penalties related to uncertain tax provisions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of December 31, 2012, the Company’s taxable REIT subsidiary has current prepaid taxes of $0.4 million and a deferred tax liability of $1.0 million. As of December 31, 2011, the Company’s taxable REIT subsidiary had current taxes payable of $0.2 million and a deferred tax liability of $0.1 million.

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

Recent Accounting Pronouncements: In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 in 2012 and there was no significant impact on the Company’s consolidated financial statements.

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

The Company recorded compensation expense (included in general and administrative expense) of $280,000, $302,000 and $354,000 related to stock options and $2.4 million, $1.5 million and $1.3 million related to amortization of non-vested stock grants for the years ended December 31, 2012, 2011 and 2010, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2012 follows:

Weighted Average
Expected life (years)	4.50
Risk free interest rate	0.74%
Expected volatility	42.00%
Expected dividend yield	3.80%
Fair value	$12.40

The weighted-average fair value of options granted during the years ended December 31, 2011 and 2010, were $10.09 and $8.34, respectively.

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

The Monte Carlo pricing model was not used to value any other 2012, 2011 and 2010 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

Reclassification: Certain amounts from the 2011 and 2010 financial statements have been reclassified as a result of the sale of 17 storage facilities in 2012 that have been reclassified as discontinued operations.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2012	2011	2010
Numerator:
Net income from continuing operations attributable to common shareholders	$48,497	$27,202	$29,792
Denominator:
Denominator for basic earnings per share - weighted average shares	29,358	27,674	27,472
Effect of Dilutive Securities: Stock options and non-vested stock	131	51	42

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	29,489	27,725	27,514
Basic Earnings per Common Share from continuing operations attributable to common shareholders	$1.65	$0.99	$1.08
Basic Earnings per Common Share attributable to common shareholders	$1.88	$1.11	$1.48
Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$1.64	$0.98	$1.08
Diluted Earnings per Common Share attributable to common shareholders	$1.87	$1.10	$1.48

Not included in the effect of dilutive securities above are 31,375 stock options and 121,711 unvested restricted shares for the year ended December 31, 2012; 305,468 stock options and 157,903 unvested restricted shares for the year ended December 31, 2011; and 320,318 stock options and 159,763 unvested restricted shares for the year ended December 31, 2010, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2012 and December 31, 2011.

(Dollars in thousands)	2012	2011
Cost:
Beginning balance	$1,538,595	$1,362,932
Acquisition of storage facilities	185,431	151,572
Improvements and equipment additions	42,557	21,280
Increase (decrease) in construction in progress	(6,031)	6,371
Dispositions and impairments	(4,598)	(3,560)

Ending balance	$1,755,954	$1,538,595

Accumulated Depreciation:
Beginning balance	$292,722	$260,335
Additions during the year	37,575	33,597
Dispositions and impairments	(1,345)	(1,210)

Ending balance	$328,952	$292,722

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During 2012 and 2011, the Company acquired 28 and 29 self-storage facilities, respectively, and the purchase price of the facilities was assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2012
Florida	1	5/16/2012	$15,340	$15,163	$—	$177	$2,960	$12,077	$303	$457
Illinois	2	6/6/2012	20,750	20,304	—	446	3,871	16,486	393	420
Virginia	1	6/20/2012	6,920	6,884	—	36	911	5,862	147	196
Georgia	1	7/18/2012	8,500	8,442	—	58	1,560	6,766	174	49
Florida	3	9/18/2012	15,957	15,749	—	208	2,176	13,461	320	328
Georgia	4	9/18/2012	26,883	26,856	—	27	4,438	22,110	335	487
North Carolina	1	9/19/2012	7,400	7,374	—	26	2,337	4,900	163	221
Illinois	1	9/27/2012	4,435	4,365	—	70	1,213	3,129	93	143
Illinois	1	12/10/2012	7,100	6,939	—	161	1,051	5,893	156	221
Arizona	1	12/18/2012	4,650	4,639	—	11	910	3,657	83	83
Illinois	4	12/20/2012	32,250	31,747	—	503	7,080	24,589	581	598
Forida	4	12/21/2012	21,407	21,278	—	129	4,805	16,052	550	607
Texas	3	12/27/2012	14,050	13,956	—	94	2,652	11,091	307	425
Illnois	1	12/31/2012	3,450	3,404	—	46	268	3,126	56	93

Total 2012	28		$189,092	$187,100	$—	$1,992	$36,232	$149,199	$3,661	$4,328

2011
New Jersey	1	6/30/2011	$4,154	$4,131	$—	$23	$626	$3,419	$109	$23
New Jersey	2	7/14/2011	14,571	14,439	—	132	1,681	12,540	350	467
Missouri	1	7/28/2011	2,400	2,350	—	50	197	2,132	71	95
Georgia	1	8/17/2011	9,500	9,399	—	101	1,043	8,252	205	226
Texas	22	9/22/2011	110,950	106,703	2,511	1,736	25,660	82,804	2,486	2,051
Virginia	1	9/29/2011	8,925	8,851	—	74	2,848	5,892	185	252
Florida	1	11/15/2011	4,600	4,571	—	29	197	4,281	122	164

Total 2011	29		$155,100	$150,444	$2,511	$2,145	$32,252	$119,320	$3,528	$3,278

All of the properties acquired in 2012 and 2011 were purchased from unrelated third parties. The operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over

12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	2012	2011
In-place customer leases	$13,228	$9,542
Accumulated amortization	(10,337)	(7,019)

Net carrying value at December 31,	$2,891	$2,523

Amortization expense related to in-place customer leases was $3.3 million, $1.6 million, and $0 for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization expense in 2013 is expected to be $2.9 million.

5. DISCONTINUED OPERATIONS

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. During 2010, the Company sold ten non-strategic storage facilities in Georgia, Michigan, North Carolina and Virginia for net proceeds of approximately $23.7 million resulting in a gain of $6.9 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2012, 2011 and 2010. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Total revenue	$5,143	$8,437	$9,774
Property operations and maintenance expense	(1,601)	(2,532)	(2,993)
Real estate tax expense	(560)	(1,064)	(1,121)
Depreciation and amortization expense	(787)	(1,410)	(1,610)
Net realized gain (loss) on sale of property	4,498	—	6,944

Total income from discontinued operations	$6,693	$3,431	$10,994

Income from continuing operations attributable to common shareholders was $48.5 million, $27.2 million and $29.8 million in 2012, 2011 and 2010, respectively. Income from discontinued operations attributable to common shareholders was $6.6 million, $3.4 million and $10.9 million in 2012, 2011 and 2010, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing August 3, 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at December 31, 2012 on the Company’s available line of credit was approximately 2.21% (2.28% at December 31, 2011). At December 31, 2012, there was $70 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 4, 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 3, 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2012 the margin is 2.0%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2012, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2012 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2012 and 2011 consist of the following:

(dollars in thousands)	December 31, 2012	December 31, 2011
6.76% mortgage note due September 11, 2013, secured by 1 self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.87%)	896	925
6.35% mortgage note due March 11, 2014, secured by 1 self-storage facility with an aggregate net book value of $3.5 million, principal and interest paid monthly (effective interest rate 6.45%)	983	1,014
5.99% mortgage notes due May 1, 2026, secured by 1 self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.17%)	2,372	2,484

Total mortgages payable	$4,251	$4,423

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2012. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 2.0% (2.21% at December 31, 2012)	—	—	—	$105,000	—	—	$105,000	$105,000

Notes Payable:
Term note - variable rate LIBOR+1.50% (2.21% at December 31, 2012)	$20,000	—	—	—	—	—	$20,000	$20,000
Term note - fixed rate 6.26%	$80,000	—	—	—	—	—	$80,000	$82,422
Term note - fixed rate 6.38%	—	—	—	$150,000	—	—	$150,000	$162,265
Term note - variable rate LIBOR+2.0% (2.21% at December 31, 2012)	—	—	—	—	—	$125,000	$125,000	$125,000
Term note - variable rate LIBOR+2.0% (2.21% at December 31, 2012)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$96,972
Mortgage note - fixed rate 6.76%	$896	—	—	—	—	—	$896	$920
Mortgage note - fixed rate 6.35%	$34	$949	—	—	—	—	$983	$1,021
Mortgage notes - fixed rate 5.99%	$119	$126	$134	$142	$151	$1,700	$2,372	$2,549
Interest rate derivatives - liability	—	—	—	—	—	—	—	$15,707

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus in 2012, 2011, and 2010.

The Company has six interest rate swap agreements in effect at December 31, 2012 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During 2012, 2011, and 2010, the net reclassification from AOCL to interest expense was $4.9 million, $10.5 million and $6.9 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.9 million in 2013. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $15.7 million and $10.7 million at December 31, 2012, and 2011 respectively.

(dollars in thousands)	Jan. 1, 2012 to Dec. 31, 2012	Jan. 1, 2011 to Dec. 31, 2011	Jan. 1, 2010 to Dec. 31, 2010
Adjustments to interest expense:
Realized loss reclassified from accumulated other comprehensive loss to interest expense	$(4,889)	$(10,516)	$(6,900)

Adjustments to other comprehensive income (loss):
Realized loss reclassified to interest expense	4,889	10,516	6,900
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	(9,876)	(10,517)	(5,889)

(Loss) Gain included in other comprehensive income (loss)	$(4,987)	$(1)	$1,011

In August 2011, the Company repaid $150 million in variable rate term notes. In August 2011, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in 2011 include $5.5 million in costs to terminate the interest rate swaps. The cost approximated the fair market values of the swaps at the dates of termination. No interest rate swap terminations occurred in 2012 or 2010.

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

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(15,707)	—	(15,707)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2012, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 28 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

During 2011, the Company measured a storage facility at fair value as a result of the determination that the structure of a building was deficient and would need to be demolished. The fair value of the facility was determined by assessing the future discounted cash flows of the facility, which is considered a level 3 input. An impairment charge of $1.0 million was recorded in 2011 as a result of the write-down of the facility to fair value. No such impairment charge was recorded in 2012.

10. STOCK BASED COMPENSATION

The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. Options granted under the Plan vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2012, options for 242,413 shares were outstanding under the Plans and options for 817,436 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the Plan, including restricted stock and performance-based vesting restricted stock awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2012, 2,592 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2012, options for 30,835 common shares and 19,334 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2012 options for 104,371 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2012		2011		2010
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	364,268	$42.76	387,318	$41.72	397,468	$40.78
Granted	9,500	49.42	20,000	40.47	20,000	35.49
Exercised	(91,520)	40.82	(28,050)	25.96	(25,650)	23.18
Forfeited	(9,000)	39.23	(15,000)	44.29	(4,500)	36.86

Outstanding at end of year	273,248	$43.45	364,268	$42.76	387,318	$41.72
Exercisable at end of year	165,667	$44.56	220,293	$44.25	197,447	$42.89

A summary of the Company’s stock options outstanding at December 31, 2012 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$20.28 – 29.99	18,500	$23.09	11,000	$23.02
$30.00 – 39.99	10,750	$35.51	4,750	$35.65
$40.00 – 57.79	243,998	$45.34	149,917	$46.43

Total	273,248	$43.45	165,667	$44.56

Intrinsic value of outstanding stock options at December 31, 2012	$5,097,044
Intrinsic value of exercisable stock options at December 31, 2012	$2,905,357

The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011, and 2010, were $1,124,748, $396,532, and $382,576 respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2012, or the price on the date of exercise for those exercised during the year. As of December 31, 2012, there was approximately $0.5 million of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 3.1 years. The weighted average remaining contractual life of all options is 5.6 years, and for exercisable options is 5.3 years.

Non-vested stock

The Company has also issued 535,299 shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2012, the fair market value of the non-vested stock on the date of grant was $49.42. During 2012, 2,592 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $128,097. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2012		2011		2010
	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	246,634	$37.93	192,776	$39.34	154,593	$39.79
Granted	2,592	49.42	106,602	35.02	78,152	37.03
Vested	(60,912)	40.13	(52,744)	37.19	(39,969)	36.55
Forfeited	(779)	41.07	—	—	—	—

Unvested at end of year	187,535	$37.36	246,634	$37.93	192,776	$39.34

Compensation expense of $2.4 million, $1.5 million and $1.3 million was recognized for the vested portion of non-vested stock grants in 2012, 2011 and 2010, respectively. The fair value of non-vested stock that vested during 2012, 2011 and 2010 was $2.4 million, $2.0 million and $1.5 million, respectively. The total unrecognized compensation cost related to non-vested stock was $5.5 million at December 31, 2012, and the remaining weighted-average period over which this expense will be recognized was 3.4 years.

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

During 2012, compensation expense of $0.6 million was recognized for the performance shares granted in 2011. The total unrecognized compensation cost related to non-vested performance shares was $0.6 million at December 31, 2012 and the weighted-average period over which this expense will be recognized is 1 year.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 39,394 units outstanding at December 31, 2012. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense which totaled $0.1 million, $0.2 million and $0.2 million in 2012, 2011 and 2010, respectively.

11. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 10% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $69,000, $72,000, and $70,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

12. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2012 was $21.1 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 and 2011 the Company contributed an additional $1.2 million and $0.8 million, respectively, to the joint venture. As of December 31, 2012, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2012 was $13.2 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $3.0 million, $1.9 million, and $1.3 million for 2012, 2011, and 2010, respectively. The Company also received an acquisition fee of $0.1 million and $0.7 million, for securing purchases for Sovran HHF II in 2012 and 2011, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income (loss) for 2012, 2011 and 2010 was $0.9 million, ($0.4 million), and $0.3 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at December 31, 2012 and 2011, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2012, 2011, and 2010, the Company’s share of Iskalo Office Holdings, LLC’s loss was ($18,000), ($82,000), and ($79,000), respectively. The Company paid rent to Iskalo Office Holdings, LLC of $704,000, $688,000 and $644,000 in 2012, 2011, and 2010, respectively. Future minimum lease payments under the lease are $0.7 million per year through 2015.

A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2012 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$160,573	$191,156	$—
Investment in office building	—	—	5,133
Other assets	3,311	3,330	600

Total Assets	$163,884	$194,486	$5,733

Due to the Company	$462	$394	$—
Mortgages payable	64,403	104,280	6,597
Other liabilities	2,244	2,018	755

Total Liabilities	67,109	106,692	7,352
Unaffiliated partners’ equity (deficiency)	77,420	74,630	(1,099)
Company equity (deficiency)	19,355	13,164	(520)

Total Partners’ Equity (Deficiency)	96,775	87,794	(1,619)

Total Liabilities and Partners’ Equity (Deficiency)	$163,884	$194,486	$5,733

Income Statement Data:
Total revenues	$19,741	$23,519	$1,074
Depreciation and amortization	(3,705)	(5,122)	(226)
Other expenses	(12,368)	(17,097)	(885)

Net income (loss)	$3,668	$1,300	$(37)

Included in other expenses of Sovran HHF II for the year ended December 31, 2012 and 2011 are $1.1 million and $5.5 million, respectively, of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties by Sovran HHF II. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF, Sovran HHF II and Iskalo Office Holdings, LLC for the three years ended December 31, 2012 are as follows:

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Statement of Operations
Other operating income (management fees and acquisition fee income)	$3,177	$2,578	$1,260
General and administrative expenses (corporate office rent)	704	688	644
Equity in income (losses) of joint ventures	936	(340)	240
Distributions from unconsolidated joint ventures	2,184	944	494
Investing activities
Investment in joint ventures	(3,571)	(13,571)
Advances to joint ventures	(242)	(413)	(80)

13. SHAREHOLDERS’ EQUITY

On September 14, 2011, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), pursuant to which the Company was permitted to sell from time to time up to $125 million in aggregate offering price of shares of the Company’s common stock.

During 2012, the Company issued 1,391,425 shares under this Equity Program at a weighted average issue price of $55.20 per share, generating net proceeds of $75.3 million after deducting $1.5 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $58,000 in connection with the Equity Program during 2012. During 2011, the Company issued 1,166,875 shares of common stock under the Equity Program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit. As of December 31, 2012, the Company had no availability for issuance under the Equity Program.

14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands, except per share data).

	2012 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue (a)	$54,973	$57,128	$61,774	$62,132
Income from continuing operations (a)	$10,407	$10,850	$14,137	$13,554
Income from discontinued operations (a)	$862	$1,010	$4,821	$—
Net Income	$11,269	$11,860	$18,958	$13,554
Net income attributable to common shareholders	$11,138	$11,721	$18,807	$13,462
Net Income Per Share Attributable to Common Shareholders
Basic	$0.39	$0.41	$0.64	$0.44
Diluted	$0.39	$0.40	$0.63	$0.44

	2011 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue (a)	$47,464	$48,604	$52,098	$54,553
Income from continuing operations (a)	$7,885	$9,221	$1,445	$9,547
Income from discontinued operations (a)	$815	$859	$921	$836
Net Income	$8,700	$10,080	$2,366	$10,383
Net income attributable to common shareholders	$8,260	$9,737	$2,339	$10,256
Net Income Per Share Attributable to Common Shareholders
Basic	$0.30	$0.35	$0.08	$0.37
Diluted	$0.30	$0.35	$0.08	$0.37

(a)	March and June data from 2012 and 2011 data as presented in this table differ from the amounts as presented in the Company’s quarterly reports due to the impact of discontinued operations accounting with respect to the 17 properties sold in 2012 as described in Note 5.

15. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At December 31, 2012, the Company was under contract with a seller to acquire one self-storage facility for approximately $2.4 million. The purchase of this facility was completed in February 2013.

At December 31, 2012, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $7.9 million under these contracts in 2013.

16. SUBSEQUENT EVENTS

On January 2, 2013, the Company declared a quarterly dividend of $0.48 per common share. The dividend was paid on January 28, 2013 to shareholders of record on January 14, 2013. The total dividend paid amounted to $14.6 million.

On February 5, 2013 the Company entered into a Membership Interest Purchase Agreement to sell its common and preferred interests in West Deptford JV LLC to the other joint venture partner for approximately $1.4 million. Simultaneous with this transaction the joint venture partner also repaid the $2.8 million mortgage note held by the Company. As a result of these transactions the Company no longer holds any ownership interest in this joint venture.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2012. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited Sovran Self Storage, Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovran Self Storage, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Sovran Self Storage, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2013

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012 (“2013 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.unclebobs.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.

	(i)	Consolidated Balance Sheets as of December 31, 2012 and 2011.

	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2012, 2011, and 2010.

	(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012, 2011, and 2010.

	(iv)	Consolidated Statements of Shareholders’ Equity.

	(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2012, 2011, and 2010 and

	(vi)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2012 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-A filed December 3, 1996).

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 to Registrant’s Form 8-A filed July 29, 1999).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant reclassifying shares of Series B Cumulative Redeemable Preferred Stock into Preferred. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 31, 2011).

3.6	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 17, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed February 26, 2010).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.6+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.7+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.8+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 6, 2011).

10.9+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 6, 2011).

10.10+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006, SEC File Number 001-13820, Film Number 061238147).

10.11+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 1995 Award and Option Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q/A filed November 24, 2006, SEC File Number 001-13820, Film Number 061238147).

10.12+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 10, 2008).

10.13	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006, SEC File Number 001-13820, Film Number 06971617).

10.14	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

10.15	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

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

(incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.17	Note Purchase Agreement dated as of August 5, 2011 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers and $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.18	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016, and Amendments to Second Amendment Restated Revolving Credit and Term Loan Agreement dated December 16, 2004 and Amendment to Note Purchase Agreement dated September 4, 2003 (incorporated by reference to Exhibits 10.27, 10.28, and 10.29 to Registrant’s Current Report on Form 8-K filed May 1, 2006, SEC File Number 001-13820, Film Number 06795352).

10.19	Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 25, 2009).

10.20+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant’s Proxy Statement filed April 9, 2009).

10.21+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2010).

10.22+	Sovran Self Storage, Inc. Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 21, 2012).

10.23+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Andrew Gregoire amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.24+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.25+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Edward Killeen amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.26	Indemnification Agreement dated July 16, 2012 between Registrant, Sovran Acquisition Limited Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 17, 2012).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2012 and 2011;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2012, 2011, and 2010;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012, 2011, and 2010.

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2012, 2011, and 2010;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2012, 2011, and 2010; and

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

SOVRAN SELF STORAGE, INC.

February 27, 2013	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire,
Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Executive Chairman of the Board of Directors and Director	February 27, 2013

/s/ Kenneth F. Myszka Kenneth F. Myszka	President, Chief Operating Officer and Director	February 27, 2013

/s/ David L. Rogers David L. Rogers	Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ Andrew J. Gregoire Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/s/ James R. Boldt James R. Boldt	Director	February 27, 2013

/s/ Anthony P. Gammie Anthony P. Gammie	Director	February 27, 2013

/s/ Charles E. Lannon Charles E. Lannon	Director	February 27, 2013

/s/ Stephen R. Rusmisel Stephen R. Rusmisel	Director	February 27, 2013

Sovran Self Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2012

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Boston-Metro I	MA		$363	$1,679	$757	$363	2,436	$2,799	$1,002	1980	6/26/1995	5 to 40 years
Boston-Metro II	MA		680	1,616	544	680	2,160	2,840	951	1986	6/26/1995	5 to 40 years
E. Providence	RI		345	1,268	1,976	486	3,103	3,589	816	1984	6/26/1995	5 to 40 years
Charleston l	SC		416	1,516	2,151	416	3,667	4,083	1,193	1985	6/26/1995	5 to 40 years
Lakeland I	FL		397	1,424	1,576	397	3,000	3,397	956	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,328	747	3,991	4,738	790	1986	6/26/1995	5 to 40 years
Tallahassee I	FL		770	2,734	2,246	771	4,979	5,750	2,008	1973	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	1,493	239	2,603	2,842	932	1980	6/26/1995	5 to 40 years
Cleveland-Metro II	OH		701	1,659	917	701	2,576	3,277	1,057	1987	6/26/1995	5 to 40 years
Tallahassee II	FL		204	734	1,045	198	1,785	1,983	730	1975	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	923	779	2,040	2,819	981	1985	6/26/1995	5 to 40 years
Deltona	FL		483	1,752	2,167	483	3,919	4,402	1,351	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	928	224	1,736	1,960	731	1988	6/26/1995	5 to 40 years
Buffalo I	NY		423	1,531	3,432	497	4,889	5,386	1,439	1981	6/26/1995	5 to 40 years
Rochester I	NY		395	1,404	539	395	1,943	2,338	870	1981	6/26/1995	5 to 40 years
Jacksonville I	FL		152	728	3,768	687	3,961	4,648	630	1985	6/26/1995	5 to 40 years
Columbia I	SC		268	1,248	580	268	1,828	2,096	809	1985	6/26/1995	5 to 40 years
Rochester II	NY		230	847	534	234	1,377	1,611	590	1980	6/26/1995	5 to 40 years
Savannah l	GA		463	1,684	4,558	1,445	5,260	6,705	1,638	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	2,974	444	4,587	5,031	1,211	1986	6/26/1995	5 to 40 years
Raleigh I	NC		649	2,329	1,005	649	3,334	3,983	1,420	1985	6/26/1995	5 to 40 years
New Haven	CT		387	1,402	1,096	387	2,498	2,885	954	1985	6/26/1995	5 to 40 years
Atlanta-Metro I	GA		844	2,021	821	844	2,842	3,686	1,216	1988	6/26/1995	5 to 40 years
Atlanta-Metro II	GA		302	1,103	545	303	1,647	1,950	717	1988	6/26/1995	5 to 40 years
Buffalo II	NY		315	745	3,761	517	4,304	4,821	817	1984	6/26/1995	5 to 40 years
Raleigh II	NC		321	1,150	748	321	1,898	2,219	801	1985	6/26/1995	5 to 40 years
Columbia II	SC		361	1,331	738	374	2,056	2,430	915	1987	6/26/1995	5 to 40 years
Columbia III	SC		189	719	1,131	189	1,850	2,039	736	1989	6/26/1995	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Columbia IV	SC		488	1,188	622	488	1,810	2,298	827	1986	6/26/1995	5 to 40 years
Atlanta-Metro III	GA		430	1,579	2,081	602	3,488	4,090	1,136	1988	6/26/1995	5 to 40 years
Orlando I	FL		513	1,930	726	513	2,656	3,169	1,174	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	557	194	1,469	1,663	614	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	972	1,503	4,591	6,094	1,762	1985	6/26/1995	5 to 40 years
West Palm l	FL		398	1,035	355	398	1,390	1,788	687	1985	6/26/1995	5 to 40 years
Atlanta-Metro IV	GA		423	1,015	446	424	1,460	1,884	690	1989	6/26/1995	5 to 40 years
Atlanta-Metro V	GA		483	1,166	1,099	483	2,265	2,748	825	1988	6/26/1995	5 to 40 years
Atlanta-Metro VI	GA		308	1,116	628	308	1,744	2,052	838	1986	6/26/1995	5 to 40 years
Atlanta-Metro VII	GA		170	786	761	174	1,543	1,717	653	1981	6/26/1995	5 to 40 years
Atlanta-Metro VIII	GA		413	999	745	413	1,744	2,157	845	1975	6/26/1995	5 to 40 years
Baltimore I	MD		154	555	1,408	306	1,811	2,117	623	1984	6/26/1995	5 to 40 years
Baltimore II	MD		479	1,742	2,854	479	4,596	5,075	1,380	1988	6/26/1995	5 to 40 years
Melbourne I	FL		883	2,104	1,695	883	3,799	4,682	1,570	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	876	316	2,347	2,663	1,024	1988	6/26/1995	5 to 40 years
Pensacola I	FL		632	2,962	1,401	651	4,344	4,995	1,975	1983	6/26/1995	5 to 40 years
Hartford-Metro I	CT		715	1,695	1,227	715	2,922	3,637	1,134	1988	6/26/1995	5 to 40 years
Atlanta-Metro IX	GA		304	1,118	2,675	619	3,478	4,097	1,132	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,476	1,376	5,695	7,071	2,191	1984	6/26/1995	5 to 40 years
Pensacola II	FL		244	901	486	244	1,387	1,631	703	1986	6/26/1995	5 to 40 years
Melbourne II	FL		834	2,066	1,211	1,591	2,520	4,111	1,193	1986	6/26/1995	5 to 40 years
Hartford-Metro II	CT		234	861	2,019	612	2,502	3,114	855	1992	6/26/1995	5 to 40 years
Atlanta-Metro X	GA		256	1,244	1,979	256	3,223	3,479	1,117	1988	6/26/1995	5 to 40 years
Norfolk I	VA		313	1,462	1,006	313	2,468	2,781	1,069	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	453	278	1,457	1,735	667	1989	6/26/1995	5 to 40 years
Birmingham I	AL		307	1,415	1,729	384	3,067	3,451	1,051	1990	6/26/1995	5 to 40 years
Birmingham II	AL		730	1,725	760	730	2,485	3,215	1,133	1990	6/26/1995	5 to 40 years
Montgomery l	AL		863	2,041	803	863	2,844	3,707	1,279	1982	6/26/1995	5 to 40 years
Jacksonville II	FL		326	1,515	587	326	2,102	2,428	934	1987	6/26/1995	5 to 40 years
Pensacola III	FL		369	1,358	2,898	369	4,256	4,625	1,375	1986	6/26/1995	5 to 40 years
Pensacola IV	FL		244	1,128	2,727	720	3,379	4,099	829	1990	6/26/1995	5 to 40 years
Pensacola V	FL		226	1,046	672	226	1,718	1,944	769	1990	6/26/1995	5 to 40 years
Tampa I	FL		1,088	2,597	1,092	1,088	3,689	4,777	1,681	1989	6/26/1995	5 to 40 years
Tampa II	FL		526	1,958	1,189	526	3,147	3,673	1,281	1985	6/26/1995	5 to 40 years
Tampa III	FL		672	2,439	841	672	3,280	3,952	1,386	1988	6/26/1995	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Jackson I	MS		343	1,580	2,310	796	3,437	4,233	1,095	1990	6/26/1995	5 to 40 years
Jackson II	MS		209	964	764	209	1,728	1,937	786	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	902	443	2,504	2,947	1,081	1987	8/25/1995	5 to 40 years
Orlando II	FL		1,161	2,755	1,249	1,162	4,003	5,165	1,714	1986	9/29/1995	5 to 40 years
Birmingham III	AL		424	1,506	1,092	424	2,598	3,022	1,122	1970	1/16/1996	5 to 40 years
Harrisburg I	PA		360	1,641	671	360	2,312	2,672	1,039	1983	12/29/1995	5 to 40 years
Harrisburg II	PA		627	2,224	3,806	692	5,965	6,657	1,426	1985	12/29/1995	5 to 40 years
Syracuse I	NY		470	1,712	1,405	472	3,115	3,587	1,179	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	336	206	1,247	1,453	684	1988	12/28/1995	5 to 40 years
Ft. Myers II	FL		412	1,703	652	413	2,354	2,767	1,150	1991/94	12/28/1995	5 to 40 years
Newport News II	VA		442	1,592	1,329	442	2,921	3,363	1,009	1988/93	1/5/1996	5 to 40 years
Montgomery II	AL		353	1,299	764	353	2,063	2,416	802	1984	1/23/1996	5 to 40 years
Charleston II	SC		237	858	756	232	1,619	1,851	670	1985	3/1/1996	5 to 40 years
Tampa IV	FL		766	1,800	705	766	2,505	3,271	1,051	1985	3/28/1996	5 to 40 years
Arlington I	TX		442	1,767	373	442	2,140	2,582	908	1987	3/29/1996	5 to 40 years
Arlington II	TX		408	1,662	1,140	408	2,802	3,210	1,113	1986	3/29/1996	5 to 40 years
Ft. Worth	TX		328	1,324	358	328	1,682	2,010	731	1986	3/29/1996	5 to 40 years
San Antonio I	TX		436	1,759	1,227	436	2,986	3,422	1,175	1986	3/29/1996	5 to 40 years
San Antonio II	TX		289	1,161	2,358	289	3,519	3,808	0	1986	3/29/1996	5 to 40 years
Syracuse II	NY		481	1,559	2,465	671	3,834	4,505	1,331	1983	6/5/1996	5 to 40 years
Montgomery III	AL		279	1,014	1,233	433	2,093	2,526	732	1988	5/21/1996	5 to 40 years
West Palm II	FL		345	1,262	425	345	1,687	2,032	705	1986	5/29/1996	5 to 40 years
Ft. Myers III	FL		229	884	537	383	1,267	1,650	518	1986	5/29/1996	5 to 40 years
Lakeland II	FL		359	1,287	1,223	359	2,510	2,869	1,028	1988	6/26/1996	5 to 40 years
Springfield	MA		251	917	2,335	297	3,206	3,503	1,183	1986	6/28/1996	5 to 40 years
Ft. Myers IV	FL		344	1,254	513	310	1,801	2,111	723	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	847	689	2,703	3,392	545	1988	7/23/1996	5 to 40 years
Dayton	OH		667	2,379	520	683	2,883	3,566	616	1988	7/23/1996	5 to 40 years
Baltimore III	MD		777	2,770	508	777	3,278	4,055	1,368	1990	7/26/1996	5 to 40 years
Jacksonville III	FL		568	2,028	1,123	568	3,151	3,719	1,323	1987	8/23/1996	5 to 40 years
Jacksonville IV	FL		436	1,635	726	436	2,361	2,797	988	1985	8/26/1996	5 to 40 years
Jacksonville V	FL		535	2,033	472	538	2,502	3,040	1,123	1987/92	8/30/1996	5 to 40 years
Charlotte II	NC		487	1,754	626	487	2,380	2,867	880	1995	9/16/1996	5 to 40 years
Charlotte III	NC		315	1,131	447	315	1,578	1,893	623	1995	9/16/1996	5 to 40 years
Orlando III	FL		314	1,113	1,195	314	2,308	2,622	888	1975	10/30/1996	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Rochester III	NY		704	2,496	2,436	707	4,929	5,636	1,445	1990	12/20/1996	5 to 40 years
Youngstown ll	OH		600	2,142	2,214	693	4,263	4,956	1,284	1988	1/10/1997	5 to 40 years
Cleveland lll	OH		751	2,676	2,011	751	4,687	5,438	1,704	1986	1/10/1997	5 to 40 years
Cleveland lV	OH		725	2,586	2,135	725	4,721	5,446	1,566	1978	1/10/1997	5 to 40 years
Cleveland V	OH		637	2,918	1,925	701	4,779	5,480	2,012	1979	1/10/1997	5 to 40 years
Cleveland Vl	OH		495	1,781	1,006	495	2,787	3,282	1,129	1979	1/10/1997	5 to 40 years
Cleveland Vll	OH		761	2,714	1,507	761	4,221	4,982	1,646	1977	1/10/1997	5 to 40 years
Cleveland Vlll	OH		418	1,921	2,870	418	4,791	5,209	1,425	1970	1/10/1997	5 to 40 years
Cleveland lX	OH		606	2,164	1,451	606	3,615	4,221	1,209	1982	1/10/1997	5 to 40 years
San Antonio lll	TX		474	1,686	500	504	2,156	2,660	820	1981	1/30/1997	5 to 40 years
Universal	TX		346	1,236	511	346	1,747	2,093	671	1985	1/30/1997	5 to 40 years
San Antonio lV	TX		432	1,560	1,762	432	3,322	3,754	1,223	1995	1/30/1997	5 to 40 years
Houston-Eastex	TX		634	2,565	1,286	634	3,851	4,485	1,466	1993/95	3/26/1997	5 to 40 years
Houston-Nederland	TX		566	2,279	424	566	2,703	3,269	1,060	1995	3/26/1997	5 to 40 years
Houston-College	TX		293	1,357	596	293	1,953	2,246	729	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,474	335	2,816	3,151	996	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	1,035	328	2,350	2,678	940	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	404	152	1,117	1,269	487	1987	3/31/1997	5 to 40 years
Christiansburg	VA		245	1,120	770	245	1,890	2,135	635	1985/90	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	3,426	260	4,469	4,729	961	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	808	616	1,641	2,257	647	1984	3/31/1997	5 to 40 years
Delray l-Mini	FL		491	1,756	713	491	2,469	2,960	1,047	1969	4/11/1997	5 to 40 years
Savannah ll	GA		296	1,196	505	296	1,701	1,997	671	1988	5/8/1997	5 to 40 years
Delray ll-Safeway	FL		921	3,282	630	921	3,912	4,833	1,599	1980	5/21/1997	5 to 40 years
Cleveland X-Avon	OH		301	1,214	2,233	304	3,444	3,748	1,041	1989	6/4/1997	5 to 40 years
Dallas-Centennial	TX		965	3,864	1,469	943	5,355	6,298	2,074	1977	6/30/1997	5 to 40 years
Dallas-Hargrove	TX		370	1,486	688	370	2,174	2,544	911	1975	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	559	1,033	4,312	5,345	1,744	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	512	825	3,244	4,069	1,291	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	434	735	3,863	4,598	1,555	1995	8/21/1997	5 to 40 years
GreensboroHilltop	NC		268	1,097	410	231	1,544	1,775	612	1995	9/25/1997	5 to 40 years
GreensboroStgCch	NC		89	376	1,690	89	2,066	2,155	662	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,078	421	2,884	3,305	1,052	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	427	282	1,730	2,012	707	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	570	637	3,118	3,755	1,254	1984	12/3/1997	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Chesapeake-Military	VA		542	2,210	422	542	2,632	3,174	1,000	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,110	620	3,642	4,262	1,302	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	380	540	2,591	3,131	1,012	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	915	864	4,909	5,773	1,862	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	861	1,243	5,880	7,123	2,224	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	844	709	4,079	4,788	1,655	1985	2/4/1998	5 to 40 years
Northbridge	MA		441	1,788	1,040	694	2,575	3,269	483	1988	2/9/1998	5 to 40 years
Harriman	NY		843	3,394	734	843	4,128	4,971	1,579	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	634	397	2,468	2,865	955	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	611	488	2,357	2,845	882	1990/96	2/18/1998	5 to 40 years
Titusville	FL		492	1,990	1,157	689	2,950	3,639	573	1986/90	2/25/1998	5 to 40 years
Salem	MA		733	2,941	1,326	733	4,267	5,000	1,666	1979	3/3/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	607	384	1,978	2,362	791	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,189	414	3,269	3,683	919	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	790	464	1,925	2,389	744	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,136	544	3,078	3,622	1,193	1984	3/27/1998	5 to 40 years
East Greenwich	RI		702	2,821	3,742	702	6,563	7,265	1,572	1984/88	3/26/1998	5 to 40 years
Durham-Hillsborough	NC		775	3,103	895	775	3,998	4,773	1,466	1988/91	4/9/1998	5 to 40 years
Durham-Cornwallis	NC		940	3,763	821	940	4,584	5,524	1,724	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	469	742	3,446	4,188	1,287	1980	4/7/1998	5 to 40 years
Warren-Elm	OH		522	1,864	1,324	569	3,141	3,710	1,103	1986	4/22/1998	5 to 40 years
Warren-Youngstown	OH		512	1,829	1,928	633	3,636	4,269	1,117	1986	4/22/1998	5 to 40 years
Indian Harbor Beach	FL		662	2,654	1,844	662	4,498	5,160	993	1985	6/2/1998	5 to 40 years
Jackson 3 - I55	MS		744	3,021	206	744	3,227	3,971	1,215	1995	5/13/1998	5 to 40 years
Katy-N.Fry	TX		419	1,524	3,307	419	4,831	5,250	1,077	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	577	1,208	5,431	6,639	2,013	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	530	944	4,333	5,277	1,668	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	425	903	4,068	4,971	1,541	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	-2,050	851	4,661	5,512	1,763	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	245	584	1,963	2,547	798	1997	6/12/1998	5 to 40 years
Humble	TX		447	1,790	2,344	740	3,841	4,581	1,125	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX		659	2,680	518	698	3,159	3,857	1,010	1996	6/19/1998	5 to 40 years
Webster	TX		635	2,302	162	635	2,464	3,099	922	1997	6/19/1998	5 to 40 years
Carrollton	TX		548	1,988	379	548	2,367	2,915	851	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	577	840	3,950	4,790	1,486	1987	8/3/1998	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
San Marcos	TX		324	1,493	2,064	324	3,557	3,881	970	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,494	510	4,471	4,981	1,043	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	580	481	2,534	3,015	910	1996	6/30/1998	5 to 40 years
Euless	TX		550	1,998	720	550	2,718	3,268	930	1996	9/29/1998	5 to 40 years
N. Richland Hills	TX		670	2,407	1,662	670	4,069	4,739	1,226	1996	10/9/1998	5 to 40 years
Batavia	OH		390	1,570	1,053	390	2,623	3,013	834	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	562	460	2,204	2,664	907	1984	12/1/1998	5 to 40 years
Katy-Franz	TX		507	2,058	1,688	507	3,746	4,253	1,059	1993	12/15/1998	5 to 40 years
W.Warwick	RI		447	1,776	892	447	2,668	3,115	970	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,113	556	3,064	3,620	1,261	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	363	708	3,223	3,931	1,152	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	865	314	1,960	2,274	807	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,588	188	2,240	2,428	831	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	915	963	4,811	5,774	1,596	1994	2/17/1999	5 to 40 years
Gilbert-Elliot Rd	AZ		651	2,600	1,199	772	3,678	4,450	1,174	1995	5/18/1999	5 to 40 years
Glendale-59th Ave	AZ		565	2,596	624	565	3,220	3,785	1,122	1997	5/18/1999	5 to 40 years
Mesa-Baseline	AZ		330	1,309	2,533	733	3,439	4,172	762	1986	5/18/1999	5 to 40 years
Mesa-E.Broadway	AZ		339	1,346	649	339	1,995	2,334	665	1986	5/18/1999	5 to 40 years
Mesa-W.Broadway	AZ		291	1,026	1,011	291	2,037	2,328	600	1976	5/18/1999	5 to 40 years
Mesa-Greenfield	AZ		354	1,405	474	354	1,879	2,233	705	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	914	453	2,524	2,977	920	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,448	872	6,924	7,796	1,580	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	738	849	4,139	4,988	1,447	1996	5/21/1999	5 to 40 years
Westbrook	ME		410	1,626	1,882	410	3,508	3,918	1,049	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	833	667	3,206	3,873	1,142	1982	9/29/1999	5 to 40 years
Cedar Hill	TX		335	1,521	548	335	2,069	2,404	710	1985	11/9/1999	5 to 40 years
Monroe	NY		276	1,312	1,186	276	2,498	2,774	734	1998	2/2/2000	5 to 40 years
N.Andover	MA		633	2,573	941	633	3,514	4,147	1,075	1989	2/15/2000	5 to 40 years
Seabrook	TX		633	2,617	388	633	3,005	3,638	1,031	1996	3/1/2000	5 to 40 years
Plantation	FL		384	1,422	618	384	2,040	2,424	658	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,331	254	2,390	2,644	610	1998	11/15/2000	5 to 40 years
Brewster	NY		1,716	6,920	125	1,981	6,780	8,761	1,205	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	585	966	3,433	4,399	722	1996/99	2/22/2001	5 to 40 years
Houston-E.Main	TX		733	3,392	686	841	3,970	4,811	809	1993/97	3/2/2001	5 to 40 years
Ft.Myers-Abrams	FL		787	3,249	511	902	3,645	4,547	780	1997	3/13/2001	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Dracut	MA		1,035	3,737	649	1,104	4,317	5,421	1,263	1986	12/1/2001	5 to 40 years
Methuen	MA		1,024	3,649	648	1,091	4,230	5,321	1,212	1984	12/1/2001	5 to 40 years
Columbia 5	SC		883	3,139	1,267	942	4,347	5,289	1,149	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	982	589	2,915	3,504	827	1984	12/1/2001	5 to 40 years
Kingsland	GA		470	1,902	3,132	666	4,838	5,504	1,014	1989	12/1/2001	5 to 40 years
Saco	ME		534	1,914	371	570	2,249	2,819	643	1988	12/3/2001	5 to 40 years
Plymouth	MA		1,004	4,584	2,317	1,004	6,901	7,905	1,578	1996	12/19/2001	5 to 40 years
Sandwich	MA		670	3,060	487	714	3,503	4,217	988	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,079	327	2,249	2,576	508	1987	2/5/2002	5 to 40 years
Houston-Kuykendahl	TX		517	2,090	1,400	553	3,454	4,007	898	1979/83	2/13/2002	5 to 40 years
Mesquite-Franklin	TX		734	2,956	717	784	3,623	4,407	989	1984	2/13/2002	5 to 40 years
Dallas-Plantation	TX		394	1,595	320	421	1,888	2,309	559	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	1,329	618	2,637	3,255	678	1980	2/13/2002	5 to 40 years
Humble-5250 FM	TX		919	3,696	465	919	4,161	5,080	1,106	1998/02	6/19/2002	5 to 40 years
Pasadena	TX		612	2,468	315	612	2,783	3,395	744	1999	6/19/2002	5 to 40 years
League City-E.Main	TX		689	3,159	331	689	3,490	4,179	940	1994/97	6/19/2002	5 to 40 years
Montgomery	TX		817	3,286	2,136	1,119	5,120	6,239	1,143	1998	6/19/2002	5 to 40 years
Houston-Hwy 6	TX		407	1,650	206	407	1,856	2,263	517	1997	6/19/2002	5 to 40 years
Lumberton	TX		817	3,287	286	817	3,573	4,390	974	1996	6/19/2002	5 to 40 years
The Hamptons l	NY		2,207	8,866	689	2,207	9,555	11,762	2,494	1989/95	12/16/2002	5 to 40 years
The Hamptons 2	NY		1,131	4,564	536	1,131	5,100	6,231	1,287	1998	12/16/2002	5 to 40 years
The Hamptons 3	NY		635	2,918	366	635	3,284	3,919	825	1997	12/16/2002	5 to 40 years
The Hamptons 4	NY		1,251	5,744	410	1,252	6,153	7,405	1,555	1994/98	12/16/2002	5 to 40 years
Duncanville	TX		1,039	4,201	105	1,039	4,306	5,345	1,028	1995/99	8/26/2003	5 to 40 years
Dallas-Harry Hines	TX		827	3,776	352	827	4,128	4,955	972	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	380	2,713	11,393	14,106	2,696	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,787	773	4,957	5,730	1,052	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	169	1,195	5,046	6,241	1,142	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	285	1,103	4,835	5,938	1,114	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,725	1,061	7,152	8,213	1,402	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	867	388	2,507	2,895	504	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	103	1,720	7,089	8,809	1,578	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,502	1,566	7,847	9,413	1,358	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,470	1,365	7,039	8,404	1,522	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	749	1,976	6,677	8,653	1,441	2000	8/5/2004	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Cicero	NY		527	2,121	722	527	2,843	3,370	623	1988/02	3/16/2005	5 to 40 years
Bay Shore	NY		1,131	4,609	145	1,131	4,754	5,885	967	2003	3/15/2005	5 to 40 years
Springfield-Congress	MA		612	2,501	166	612	2,667	3,279	568	1965/75	4/12/2005	5 to 40 years
Stamford-Hope	CT		1,612	6,585	219	1,612	6,804	8,416	1,422	2002	4/14/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	146	1,215	5,094	6,309	1,008	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	259	1,906	7,985	9,891	1,594	1997	6/1/2005	5 to 40 years
Oxford	MA		470	1,902	1,626	470	3,528	3,998	593	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	-287	491	1,942	2,433	428	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	420	556	2,685	3,241	513	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	193	754	3,258	4,012	675	2003	7/12/2005	5 to 40 years
Pinehurst	TX		484	1,977	1,454	484	3,431	3,915	578	2002/04	7/12/2005	5 to 40 years
Marietta-Austell	GA		811	3,397	501	811	3,898	4,709	768	2003	9/15/2005	5 to 40 years
Baton Rouge-Florida	LA		719	2,927	2,524	719	5,451	6,170	681	1984/94	11/15/2005	5 to 40 years
Cypress	TX		721	2,994	1,158	721	4,152	4,873	747	2003	1/13/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	511	982	2,689	3,671	484	2001	1/10/2006	5 to 40 years
Baytown	TX		596	2,411	111	596	2,522	3,118	472	2002	1/10/2006	5 to 40 years
Webster	NY		937	3,779	159	937	3,938	4,875	700	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,704	707	5,637	6,344	879	2000	3/9/2006	5 to 40 years
Cameron-Scott	LA	896	411	1,621	202	411	1,823	2,234	371	1997	4/13/2006	5 to 40 years
Lafayette-Westgate	LA		463	1,831	115	463	1,946	2,409	354	2001/04	4/13/2006	5 to 40 years
Broussard	LA		601	2,406	1,338	601	3,744	4,345	618	2002	4/13/2006	5 to 40 years
Congress-Lafayette	LA	983	542	1,319	2,145	542	3,464	4,006	513	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	127	832	3,395	4,227	597	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	542	617	2,964	3,581	501	1989	6/29/2006	5 to 40 years
Largo 2	FL		1,270	5,037	205	1,270	5,242	6,512	916	1998	6/22/2006	5 to 40 years
Pinellas Park	FL		929	3,676	169	929	3,845	4,774	651	2000	6/22/2006	5 to 40 years
Tarpon Springs	FL		696	2,739	147	696	2,886	3,582	500	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	190	1,220	4,995	6,215	847	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	313	1,113	4,672	5,785	790	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	183	766	3,223	3,989	535	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	190	828	3,480	4,308	597	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	699	734	3,566	4,300	649	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	240	899	3,836	4,735	656	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	361	890	3,913	4,803	649	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	141	697	2,852	3,549	486	2000	6/22/2006	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Arlington-Little Rd	TX		1,256	4,946	303	1,256	5,249	6,505	880	1998/03	6/22/2006	5 to 40 years
Dallas-Goldmark	TX		605	2,434	111	605	2,545	3,150	428	2004	6/22/2006	5 to 40 years
Dallas-Manana	TX		607	2,428	154	607	2,582	3,189	439	2004	6/22/2006	5 to 40 years
Dallas-Manderville	TX		1,073	4,276	66	1,073	4,342	5,415	740	2003	6/22/2006	5 to 40 years
Ft. Worth-Granbury	TX		549	2,180	1,102	549	3,282	3,831	432	1998	6/22/2006	5 to 40 years
Ft. Worth-Grapevine	TX		644	2,542	81	644	2,623	3,267	450	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	139	963	3,975	4,938	678	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	197	773	3,257	4,030	561	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	195	1,175	4,819	5,994	800	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	105	619	2,576	3,195	431	2002	8/7/2006	5 to 40 years
Lafayette-Evangeline	LA		699	2,784	1,955	699	4,739	5,438	713	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	768	1,158	5,407	6,565	885	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	298	590	2,659	3,249	425	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	226	694	2,984	3,678	471	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	200	736	3,105	3,841	516	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	-504	975	3,350	4,325	542	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	159	0	3,839	3,839	629	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	170	439	1,915	2,354	311	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	1,983	813	5,196	6,009	738	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	1,966	532	4,085	4,617	419	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	629	437	2,423	2,860	328	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	504	638	3,035	3,673	479	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	175	348	1,519	1,867	231	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls Blvd	NY		323	1,331	85	323	1,416	1,739	225	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	956	316	3,140	3,456	403	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	647	961	4,474	5,435	629	1999	3/30/2007	5 to 40 years
Lockport-Transit Rd	NY		375	1,498	293	375	1,791	2,166	311	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	93	1,003	4,095	5,098	610	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	632	1,100	5,018	6,118	751	1994	1/11/2007	5 to 40 years
Port Arthur-9595 Hwy69	TX		929	3,647	175	930	3,821	4,751	587	2002/04	3/8/2007	5 to 40 years
Beaumont-Dowlen Rd	TX		1,537	6,018	293	1,537	6,311	7,848	959	2003/06	3/8/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	702	1,677	6,970	8,647	971	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	257	1,017	4,269	5,286	648	1993/07	6/1/2007	5 to 40 years
Gulfport-Ocean Springs	MS		1,423	5,624	157	1,423	5,781	7,204	823	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	248	1,206	5,023	6,229	717	1998/06	6/1/2007	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Mobile-Airport Blvd	AL		1,216	4,819	257	1,216	5,076	6,292	761	2000/07	6/1/2007	5 to 40 years
Gulfport-Hwy 49	MS		1,345	5,325	54	1,301	5,423	6,724	771	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	212	1,164	4,836	6,000	695	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	281	1,347	5,754	7,101	841	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	119	1,029	4,299	5,328	685	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	117	686	2,849	3,535	437	2003	6/1/2007	5 to 40 years
Gulfport-Biloxi	MS		1,811	7,152	95	1,811	7,247	9,058	1028	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	58	732	3,073	3,805	472	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	139	1,076	4,471	5,547	642	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	49	885	3,635	4,520	529	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	303	676	2,988	3,664	440	2003/06	5/21/2007	5 to 40 years
Beaumont-S.Major	TX		742	3,024	133	742	3,157	3,899	439	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	145	444	1,944	2,388	259	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	103	384	1,651	2,035	212	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	165	437	1,922	2,359	241	2000	12/19/2007	5 to 40 years
Ridgeland	MS		1,479	5,965	442	1,479	6,407	7,886	810	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	132	1,337	5,509	6,846	700	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	198	852	3,607	4,459	372	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	17	1,047	5,998	7,045	544	2009	10/1/2009	5 to 40 years
Raleigh-Atlantic	NC		846	4,095	69	846	4,164	5,010	219	1977/00	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	100	961	3,802	4,763	199	2008	12/29/2010	5 to 40 years
Raleigh-Davis Circle	NC		574	3,975	38	574	4,013	4,587	212	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	30	513	5,347	5,860	276	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	51	1,129	4,818	5,947	255	2009	12/29/2010	5 to 40 years
Raleigh-Dillard	NC		381	3,575	32	381	3,607	3,988	190	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	32	965	3,387	4,352	178	2007	12/29/2010	5 to 40 years
West Deptford	NJ		626	3,419	8	626	3,427	4,053	140	1999	6/30/2011	5 to 40 years
Fair Lawn-Wagaraw	PA		796	9,467	84	796	9,551	10,347	375	1999	7/14/2011	5 to 40 years
Elizabeth-Allen	PA		885	3,073	154	885	3,227	4,112	128	1988	7/14/2011	5 to 40 years
High Ridge-Jacqueline	MO		197	2,132	30	197	2,162	2,359	98	2007	7/28/2011	5 to 40 years
Decatur-N.Decatur Rd	GA		1,043	8,252	28	1,043	8,280	9,323	286	2006	8/17/2011	5 to 40 years
Humble-Pinehurst	TX		825	4,201	187	825	4,388	5,213	153	1993	9/22/2011	5 to 40 years
Bedford-Crystal Springs	TX		693	3,552	39	693	3,591	4,284	127	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	54	1,243	3,160	4,403	115	2000	9/22/2011	5 to 40 years
Cedar Park-South Bell	TX		1,559	2,727	32	1,559	2,759	4,318	100	1998	9/22/2011	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Katy-South Mason	TX		691	4,435	31	691	4,466	5,157	154	2000	9/22/2011	5 to 40 years
Deer Park-Center St	TX		1,012	3,312	42	1,012	3,354	4,366	112	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	51	575	3,608	4,183	130	1998	9/22/2011	5 to 40 years
Pasadena-Fairway Plaza	TX		705	4,223	73	705	4,296	5,001	144	2000	9/22/2011	5 to 40 years
Friendswood-FM 2351 Rd	TX		1,168	2,315	93	1,168	2,408	3,576	87	1994	9/22/2011	5 to 40 years
Spring-Louetta Rd	TX		2,152	3,027	70	2,152	3,097	5,249	114	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	52	402	3,654	4,056	121	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	92	1,653	5,039	6,692	168	1984	9/22/2011	5 to 40 years
Spring-Rayford Rd	TX		1,474	4,500	52	1,474	4,552	6,026	158	2006	9/22/2011	5 to 40 years
Round Rock-S. I-35	TX		177	3,223	63	177	3,286	3,463	114	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	47	1,438	4,630	6,068	158	2000	9/22/2011	5 to 40 years
Sugarland-Hwy 6 S	TX		272	3,236	83	272	3,319	3,591	115	2001	9/22/2011	5 to 40 years
Houston-Westheimer Rd	TX		536	2,687	38	536	2,725	3,261	92	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	65	1,478	4,210	5,688	141	1999	9/22/2011	5 to 40 years
Woodlands-Panther Creek	TX		1,315	6,142	85	1,315	6,227	7,542	199	1977	9/22/2011	5 to 40 years
Woodlands-Alden Bend	TX		3,189	3,974	43	3,189	4,017	7,206	131	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	143	1,049	5,318	6,367	179	1999	9/22/2011	5 to 40 years
Webster-W.Nasa Rd	TX	2,372	2,054	2,138	91	2,054	2,229	4,283	81	1982	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	46	2,848	5,938	8,786	202	2004	9/29/2011	5 to 40 years
Penasacola	FL		197	4,281	132	197	4,413	4,610	130	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	45	2,960	12,122	15,082	179	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	43	1,932	11,649	13,581	173	1996/2004	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	62	1,940	4,942	6,882	76	1998	6/6/2012	5 to 40 years
Norfolk - East Little Creek	VA		911	5,862	18	911	5,880	6,791	77	2007	6/20/2012	5 to 40 years
Atlanta	GA		1,560	6,766	37	1,560	6,803	8,363	76	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		664	5,719	4	664	5,723	6,387	38	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	4	772	3,886	4,658	26	2007	9/18/2012	5 to 40 years
St. Augustine	FL		739	3,858	2	739	3,860	4,599	26	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	3	1,384	9,269	10,653	61	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	33	856	4,348	5,204	29	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	3	855	3,841	4,696	26	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	10	1,342	4,702	6,044	32	2009	9/18/2012	5 to 40 years
Raleigh - Cary	NC		2,337	4,901	48	2,337	4,949	7,286	32	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	39	1,213	3,168	4,381	21	1999/2006	9/27/2012	5 to 40 years
Chichago - Orland Park	IL		1,050	5,894	2	1,050	5,896	6,946	13	2007	12/10/2012	5 to 40 years

					Cost Capitalized
					Subsequent to	Gross Amount at Which
			Initial Cost to Company		Acquisition	Carried at Close of Period						Life on
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Brandenton	FL		1,501	3,775	1	1,501	3,776	5,277	0	1997	12/21/2012	5 to 40 years
Ft. Myers - Cleveland Ave.	FL		515	2,280	2	515	2,282	2,797	0	1998	12/21/2012	5 to 40 years
Clearwater - Drew St.	FL		1,234	4,018	1	1,234	4,019	5,253	0	2000	12/21/2012	5 to 40 years
Clearwater - North Myrtle	FL		1,555	5,978	1	1,555	5,979	7,534	0	2000	12/21/2012	5 to 40 years
Chicago - Aurora	IL		269	3,126	0	269	3,126	3,395	0	2010	12/31/2012	5 to 40 years
Phoenix	AZ		910	3,656	2	910	3,658	4,568	0	2008	12/18/2012	5 to 40 years
Chicago - North Austin	IL		2,593	5,029	1	2,593	5,030	7,623	0	2005	12/20/2012	5 to 40 years
Chicago - North Western	IL		1,718	6,466	2	1,718	6,468	8,186	0	2005	12/20/2012	5 to 40 years
Chicago - West Pershing	IL		395	3,226	1	395	3,227	3,622	0	2008	12/20/2012	5 to 40 years
Cedar Park - E. Whitestone	TX		1,246	5,740	1	1,246	5,741	6,987	0	2006	12/27/2012	5 to 40 years
Round Rock - Sam Bass Road	TX		774	3,327	2	774	3,329	4,103	0	2004	12/27/2012	5 to 40 years
Round Rock - Double Creek	TX		632	1,985	1	632	1,986	2,618	0	2007	12/27/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	1	2,373	9,870	12,243	0	2011	12/20/2012	5 to 40 years
Construction in Progress			0	0	8,398	0	8,398	8,398	0	2012
Corporate Office	NY		0	68	18,511	1,633	16,946	18,579	9,804	2000	5/1/2000	5 to 40 years
		$4,251	$287,425	$1,126,402	$342,127	$299,544	1,456,410	$1,755,954	$328,952

	December 31, 2012		December 31, 2011		December 31, 2010
Cost:
Balance at beginning of period		$1,538,595		$1,362,932		$1,308,147
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	185,431		151,572		34,155
Improvements, etc	36,526		27,651		20,806

		221,957		179,223		54,961
Deductions during period:
Cost of assets disposed	(4,598)		(1,011)		(176)
Impairment write-down	—		(1,721)		—
Casualty loss	—		(828)		—

		(4,598)		(3,560)		(176)

Balance at close of period		$1,755,954		$1,538,595		$1,362,932

Accumulated Depreciation:
Balance at beginning of period		$292,722		$260,335		$228,894
Additions during period:
Depreciation expense	$37,575		$33,597		$31,546

		37,575		33,597		31,546
Deductions during period:
Accumulated depreciation of assets disposed	(1,345)		(422)		(105)
Accumulated depreciation on impaired asset	—		(674)		—
Accumulated depreciation on casualty loss	—		(114)		—

		(1,345)		(1,210)		(105)

Balance at close of period		$328,952		$292,722		$260,335