Form 10-Q
period 2013-03-31
SOVRAN SELF STORAGE INC
filed 2013-05-08
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, 31,405,820 shares of Common Stock, $.01 par value per share, were outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2013 (unaudited)	December 31, 2012
Assets
Investment in storage facilities:
Land	$302,930	$299,544
Building, equipment, and construction in progress	1,473,722	1,456,410

	1,776,652	1,755,954
Less: accumulated depreciation	(339,102)	(328,952)

Investment in storage facilities, net	1,437,550	1,427,002
Cash and cash equivalents	6,916	7,255
Accounts receivable	3,116	3,450
Receivable from unconsolidated joint ventures	740	856
Investment in unconsolidated joint ventures	34,263	34,255
Prepaid expenses	7,234	4,947
Other assets	5,721	6,676

Total Assets	$1,495,540	$1,484,441

Liabilities
Line of credit	$76,000	$105,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	22,031	36,667
Deferred revenue	6,847	6,416
Fair value of interest rate swap agreements	14,013	15,707
Mortgages payable	4,206	4,251

Total Liabilities	698,097	743,041
Noncontrolling redeemable Operating Partnership Units at redemption value	12,591	12,670

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 31,376,265 shares outstanding at March 31, 2013 (30,446,620 at December 31, 2012)	325	316
Additional paid-in capital	998,739	943,604
Dividends in excess of net income	(173,334)	(172,773)
Accumulated other comprehensive loss	(13,703)	(15,242)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	784,852	728,730

Total Liabilities and Shareholders’ Equity	$1,495,540	$1,484,441

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2013 to March 31, 2013	January 1, 2012 to March 31, 2012
Revenues
Rental income	$59,995	$51,213
Other operating income	4,340	3,760

Total operating revenues	64,335	54,973
Expenses
Property operations and maintenance	15,283	13,435
Real estate taxes	6,461	5,484
General and administrative	8,793	7,565
Acquisition costs	486	7
Depreciation and amortization	11,290	9,894

Total operating expenses	42,313	36,385

Income from operations	22,022	18,588
Other income (expenses)
Interest expense	(8,457)	(8,253)
Interest income	—	3
Gain on sale of real estate	421	—
Equity in income of joint ventures	386	68

Income from continuing operations	14,372	10,406
Income from discontinued operations	—	863

Net income	14,372	11,269
Net income attributable to noncontrolling interest	(92)	(131)

Net income attributable to common shareholders	$14,280	$11,138

Earnings per common share attributable to common shareholders—basic
Continuing operations	$0.47	$0.36
Discontinued operations	$—	$0.03

Earnings per share—basic	$0.47	$0.39

Earnings per common share attributable to common shareholders—diluted
Continuing operations	$0.47	$0.36
Discontinued operations	$—	$0.03

Earnings per share—diluted	$0.47	$0.39

Common shares used in basic earnings per share calculation	30,488,853	28,785,663
Common shares used in diluted earnings per share calculation	30,654,495	28,877,736
Dividends declared per common share	$0.48	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net income	$14,372	$11,269
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	1,539	1,055

Total comprehensive income	15,911	12,324
Comprehensive income attributable to noncontrolling interest	(102)	(143)

Comprehensive income attributable to common shareholders	$15,809	$12,181

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2013 to March 31, 2013	January 1, 2012 to March 31, 2012
Operating Activities
Net income	$14,372	$11,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,290	10,245
Amortization of deferred financing fees	209	208
Gain on sale of real estate	(421)	—
Equity in income of joint ventures	(386)	(68)
Distributions from unconsolidated joint venture	555	337
Non-vested stock earned	626	600
Stock option expense	57	51
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	340	(347)
Prepaid expenses	(2,178)	(2,653)
Accounts payable and other liabilities	(14,743)	(11,705)
Deferred revenue	342	522

Net cash provided by operating activities	10,063	8,459

Investing Activities
Acquisitions of storage facilities	(22,349)	—
Improvements, equipment additions, and construction in progress	(2,917)	(4,361)
Net proceeds from the sale of real estate	4,367	—
Investment in unconsolidated joint ventures	(198)	(2,270)
Receipts from (advances to) joint ventures	116	(421)
Reimbursement of property deposits	175	125

Net cash used in investing activities	(20,806)	(6,927)

Financing Activities
Net proceeds from sale of common stock	54,465	773
Proceeds from line of credit	16,000	17,000
Repayments of line of credit	(45,000)	—
Dividends paid-common stock	(14,614)	(13,027)
Distributions to noncontrolling interest holders	(96)	(152)
Redemption of operating partnership units	(306)	—
Mortgage principal payments	(45)	(42)

Net cash provided by financing activities	10,404	4,552

Net (decrease) increase in cash	(339)	6,084
Cash at beginning of period	7,255	7,321

Cash at end of period	$6,916	$13,405

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$8,682	$8,512

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Reclassification: Certain amounts from the 2012 financial statements have been reclassified as a result of the sale of 17 storage facilities in 2012 that have been reclassified as discontinued operations (see Note 5).

2. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2013, we had an ownership interest in and/or managed 469 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 469 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 21 properties that we manage and in which have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of March 31, 2013. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Locke Sovran I LLC (a wholly-owned subsidiary), Locke Sovran II LLC (a wholly-owned subsidiary), and Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary). All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are reported using the equity method.

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. The Company had concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. On February 5, 2013 the Company entered into a Membership Interest Purchase Agreement to sell its common and preferred interests in West Deptford JV LLC to the other joint venture partner for approximately $1.4 million, resulting in a gain of $0.4 million. Simultaneous with this transaction the joint venture partner also repaid the $2.8 million mortgage note held by the Company. As a result of these transactions the Company no longer holds any ownership interest in this joint venture.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2013, there were 199,163 noncontrolling redeemable operating partnership Units outstanding (204,028 at December 31, 2012). The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2013 and December 31, 2012, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	Three Months Ended Mar. 31, 2013
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,670
Redemption of Operating Partnership Units	(306)
Redemption value in excess of carrying value for Units redeemed	4
Net income attributable to noncontrolling interests	92
Distributions	(96)
Adjustment to redemption value	227

Ending balance noncontrolling redeemable Operating Partnership Units	$12,591

3. STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense (included in general and administrative expense) of $57,000 and $51,000, respectively, related to stock options and $596,000 and $600,000, respectively, related to amortization of non-vested stock grants.

During the three months ended March 31, 2013 and 2012, employees exercised 107,645 and 21,835 stock options respectively, and 10,982 and 28,252 shares of non-vested stock, respectively, vested.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2013.

(dollars in thousands)
Cost:
Beginning balance	$1,755,954
Acquisition of storage facilities	21,939
Improvements and equipment additions	5,342
Net decrease in construction in progress	(2,024)
Dispositions and impairments	(4,559)

Ending balance	$1,776,652

Accumulated Depreciation:
Beginning balance	$328,952
Depreciation expense during the period	10,359
Dispositions	(209)

Ending balance	$339,102

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the three months ended March 31, 2013, the Company acquired 3 self-storage facilities and the purchase price of the facilities has preliminarily been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2013
Texas	1	2/11/2013	$2,400	$2,382	$—	$18	$337	$2,005	$58	$117
New York	1	3/22/2013	11,050	11,119	—	(69)	2,122	8,736	192	236
Massachusetts	1	3/22/2013	8,850	8,848	—	2	1,553	7,186	111	133

Total 2013	3		$22,300	$22,349	$—	$(49)	$4,012	$17,927	$361	$486

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Mar. 31, 2013	Dec. 31, 2012
In-place customer leases	$13,480	$13,228
Accumulated amortization	(11,159)	(10,337)

Net carrying value at the end of period	$2,321	$2,891

Amortization expense related to in-place customer leases was $0.9 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. The Company expects to record $3.2 million of amortization expense for the year ended December 31, 2013.

5. DISCONTINUED OPERATIONS

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The operations of these facilities are reported as discontinued operations in 2012. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the three months ended March 31, 2012. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2013 to Mar. 31, 2013	Jan. 1, 2012 to Mar. 31, 2012
Total revenue	$—	$2,110
Property operations and maintenance expense	—	(619)
Real estate tax expense	—	(277)
Depreciation and amortization expense	—	(351)
Net realized gain on sale of property	—	—

Total income from discontinued operations	$—	$863

6. UNSECURED LINE OF CREDIT AND TERM NOTES

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing August 3, 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2013 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2013 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at March 31, 2013 on the Company’s available line of credit was approximately 2.20% (2.21% at December 31, 2012). At March 31, 2013, there was $99 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 4, 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 3, 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2013 the margin is 2.0%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2013, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2013 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2013 and December 31, 2012 consist of the following:

(dollars in thousands)	March 31, 2013	December 31, 2012
6.76% mortgage note due September 11, 2013, secured by one self-storage facility with an aggregate net book value of $1.9 million, principal and interest paid monthly (effective interest rate 6.77%)	889	896
6.35% mortgage note due March 11, 2014, secured by one self-storage facility with an aggregate net book value of $3.5 million, principal and interest paid monthly (effective interest rate 6.36%)	974	983
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.2 million, principal and interest paid monthly (effective interest rate 6.20%)	2,343	2,372

Total mortgages payable	$4,206	$4,251

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 2.0% (2.20% at March 31, 2013)	—	—	—	$76,000	—	—	$76,000	$76,000
Notes Payable:
Term note—variable rate LIBOR+1.50% (1.96% at March 31, 2013)	$20,000	—	—	—	—	—	$20,000	$20,000
Term note—fixed rate 6.26%	$80,000	—	—	—	—	—	$80,000	$81,229
Term note—fixed rate 6.38%	—	—	—	$150,000	—	—	$150,000	$164,841
Term note—variable rate LIBOR+2.0% (2.20% at March 31, 2013)	—	—	—	—	—	$125,000	$125,000	$125,000
Term note—variable rate LIBOR+2.0% (2.20% at March 31, 2013)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note—fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$106,263
Mortgage note—fixed rate 6.76%	$889	—	—	—	—	—	$889	$905
Mortgage note—fixed rate 6.35%	$25	$949	—	—	—	—	$974	$1,005
Mortgage notes—fixed rate 5.99%	$90	$126	$134	$142	$151	$1,700	$2,343	$2,501
Interest rate derivatives – liability	—	—	—	—	—	—	—	$14,013

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus in the three months ended March 31, 2013 and 2012.

The Company has six interest rate swap agreements in effect at March 31, 2013 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$75 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$50 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$25 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2013, and 2012, the net reclassification from AOCL to interest expense was $1.4 million and $1.2 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.6 million for the twelve months ended March 31, 2014. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $14.0 million and $15.7 million at March 31, 2013, and December 31, 2012 respectively.

The changes in AOCL for the three months ended March 31, 2013 and March 31, 2012 are summarized as follows:

(dollars in thousands)	Jan. 1, 2013 to Mar. 31, 2013	Jan. 1, 2012 to Mar. 31, 2012
Accumulated other comprehensive loss beginning of period	$(15,242)	$(10,255)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,375	1,198
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	164	(143)

Gain included in other comprehensive loss	1,539	1,055

Accumulated other comprehensive loss end of period	$(13,703)	$(9,200)

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

In May 2011 the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU were required to be applied prospectively, and were effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-04 on January 1, 2012 and its adoption did not have a significant impact on the Company’s current fair value measurements or disclosures. The adoption is not expected to have a significant effect on any future fair value measurements or disclosures.

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(14,013)	—	(14,013)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2013, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 3 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2013 was $21.0 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 and 2011 the Company contributed an additional $1.2 million and $0.8 million, respectively, to the joint venture. As of March 31, 2013, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2013 was $13.3 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2012 the Company also received acquisition fees of $0.1 million for securing purchases for Sovran HHF II in 2012. No acquisition fee was earned in 2013. The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended March 31, 2013 and 2012 was $0.4 million and $29,000, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at March 31, 2013 and December 31, 2012, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s income for the three months ended March 31, 2013 and 2012 was $21,000 and $13,000, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2013 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$160,307	$190,138	$—
Investment in office building	—	—	5,110
Other assets	2,751	4,797	601

Total Assets	$163,058	$194,935	$5,711

Due to the Company	$364	$378	$—
Mortgages payable	64,007	104,112	6,556
Other liabilities	2,326	2,044	730

Total Liabilities	66,697	106,534	7,286
Unaffiliated partners’ equity (deficiency)	77,089	75,146	(1,076)
Company equity (deficiency)	19,272	13,255	(499)

Total Partners’ Equity (Deficiency)	96,361	88,401	(1,575)

Total Liabilities and Partners’ Equity (Deficiency)	$163,058	$194,935	$5,711

Income Statement Data:
Total revenues	$5,022	$6,388	$326
Property operating expenses	(1,657)	(2,326)	(121)
Administrative, management and call center fees	(384)	(476)	—
Depreciation and amortization of customer list	(938)	(1,063)	(57)
Amortization of financing fees	(30)	(51)	(3)
Income tax expense	(18)	(71)	—
Interest expense	(1,009)	(1,282)	(101)

Net income	$986	$1,119	$44

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures.

11. INCOME TAXES

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes its taxable income to its shareholders and complies with certain other requirements.

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

For the three months ended March 31, 2013 and 2012, the Company recorded federal and state income tax expense of $0.3 million and $0.4 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. At March 31, 2013 and 2012, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2013, the Company had no interest or penalties related to uncertain tax positions. The Company’s taxable REIT subsidiary has a deferred tax liability of $1.1 million as of March 31, 2013, which is included in accounts payable and accrued liabilities in the consolidated balance sheet. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Mar. 31, 2013	Three Months Ended Mar. 31, 2012
Numerator:
Net income from continuing operations attributable to common shareholders	$14,280	$10,285
Denominator:
Denominator for basic earnings per share – weighted average shares	30,489	28,786
Effect of Dilutive Securities:
Stock options and non-vested stock	165	92

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	30,654	28,878
Basic earnings per common share from continuing operations attributable to common shareholders	$0.47	$0.36
Basic earnings per common share attributable to common shareholders	$0.47	$0.39
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.47	$0.36
Diluted earnings per common share attributable to common shareholders	$0.47	$0.39

Not included in the effect of dilutive securities above are 77,340 unvested restricted shares for the three months ended March 31, 2013, and 76,500 stock options and 152,345 unvested restricted shares for the three months ended March 31, 2012, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

On February 27, 2013, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies & Company, Inc. (“Jefferies”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”), pursuant to which the Company may sell from time to time up to $175 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended March 31, 2013, the Company issued 822,000 shares under this Equity Program at a weighted average issue price of $62.04 per share, generating net proceeds of $50.3 million after deducting $0.5 million of sales commissions payable to SunTrust and $0.2 million to Wells Fargo. In addition to sales commissions, the Company incurred expenses of $87,000 in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of three storage facilities. As of March 31, 2013, the Company had $124.0 million available for issuance under the Equity Program.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in 2013. The adoption of ASU No. 2013-02 did not have a material impact on the Company’s consolidated financial statements.

15. COMMITMENT AND CONTINGENCIES

The Company conducts environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

16. SUBSEQUENT EVENTS

On April 2, 2013, the Company declared a quarterly dividend of $0.48 per common share. The dividend was paid on April 26, 2013 to shareholders of record on April 12, 2013. The total dividend paid amounted to $15.1 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2013 THROUGH MARCH 31, 2013, COMPARED TO THE PERIOD JANUARY 1, 2012 THROUGH MARCH 31, 2012

We recorded rental revenues of $60.0 million for the three months ended March 31, 2013, an increase of $8.8 million or 17.1% when compared to rental revenues of $51.2 million for the same period in 2012. Of the increase in rental revenue, $4.0 million resulted from a 7.8% increase in rental revenues at the 362 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012). The increase in same store rental revenues was a result of a 530 basis point increase in average quarterly occupancy and a 0.4% increase in rental income per square foot. The remaining increase in rental revenue of $4.8 million was a result of the revenues from the acquisition of 31 properties completed since January 1, 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $0.6 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $1.8 million or 13.8% in the three months ended March 31, 2013 as compared to the same period in 2012. The 362 core properties considered in the same store pool experienced a $0.4 million or 3.1% increase in operating expenses as a result of higher costs for snow removal, insurance, and credit card fees. The same store pool benefited from reduced yellow page expense. The remaining increase in property operating expenses of $1.4 million resulted from the 31 properties acquired since January 1, 2012. Real estate tax expense increased $1.0 million as a result of a 3.9% increase in property taxes on the 362 same store pool and the inclusion of taxes on the properties acquired in 2013 and 2012.

Net operating income increased $6.5 million or 18.1% as a result of a 10.6% increase in our same store net operating income and the acquisitions completed since January 1, 2012.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for three months ended March 31, 2013 and 2012.

	Three Months ended March 31,
(dollars in thousands)	2013	2012
Net operating income
Same store	$38,428	$34,730
Other stores and management fee income	4,163	1,324

Total net operating income	42,591	36,054
General and administrative	(8,793)	(7,565)
Acquisition related costs	(486)	(7)
Depreciation and amortization	(11,290)	(9,894)
Interest expense	(8,457)	(8,253)
Interest income	—	3
Gain on sale of real estate	421	—
Equity in income of joint ventures	386	68
Income from discontinued operations	—	863

Net income	$14,372	$11,269

Our first quarter 2013 same store results consist of only those properties that were included in our consolidated results since January 1, 2012, and exclude the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 362 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2013	2012	Change
Same store rental income	$55,048	$51,071	7.8%
Same store other operating income	2,793	2,448	14.1%

Total same store operating income	57,841	53,519	8.1%
Same store property operations and maintenance	13,747	13,337	3.1%
Same store real estate taxes	5,666	5,452	3.9%

Total same store operating expenses	19,413	18,789	3.3%

Same store net operating income	$38,428	$34,730	10.6%

			Change
Quarterly same store move ins	36,037	37,591	(1,554)
Quarterly same store move outs	34,483	33,385	1,098

We believe the decrease in same store move ins was a byproduct of our increased occupancy leaving fewer spaces to rent. We believe the increase in move outs is also a byproduct of having more customers and a result of a return to somewhat normal seasonality.

General and administrative expenses increased $1.2 million or 16.2% from 2012 to 2013. The key drivers of the increase were a $0.8 million increase in salaries and performance incentives, and a $0.2 million increase in internet advertising.

Acquisition related costs were $0.5 million in the three months ended March 31, 2013 as a result of the acquisition of three stores during that period. Acquisition related costs for the three months ended March 31, 2012 were minimal as there were no acquisitions during that period.

Depreciation and amortization expense increased to $11.3 million in the three months ended March 31, 2013 from $9.9 million in the same period of 2012, primarily as a result of depreciation on the 31 properties acquired in 2012 and 2013.

Interest expense increased from $8.3 million in the three months ended March 31, 2012 to $8.5 million in the same period in 2013. The increase was due to increased borrowings on our line of credit.

During the three months ended March 31, 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million.

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4) and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million, which was recorded in the quarter ended September 30, 2012. The 2012 operations of these facilities are reported in income from discontinued operations for all periods presented.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Net income attributable to common shareholders	$14,280	$11,138
Net income attributable to noncontrolling interest	92	131
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	11,090	9,801
Depreciation of real estate included in discontinued operations	—	352
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	375	390
Gain on sale of real estate	(421)	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(162)	(254)

FFO available to common shareholders	$25,254	$21,558

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2013, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2013, our leverage ratio as defined in the agreements was approximately 41.2%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2013, the entire availability under our line of credit could be drawn without violating our debt covenants.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and the availability on our line of credit will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through September 2013, at which time $100 million of term notes mature. Our options to address the term notes due in September 2013 include, draws on our line of credit, a new term note with a syndicate of banks or private noteholders, or an issuance of common stock through our continuous equity offering program.

Cash flows from operating activities were $10.1 million and $8.5 million for the three months ended March 31, 2013, and 2012, respectively. The increase in operating cash flows from 2012 to 2013 was primarily due to the increase in net income.

Cash used in investing activities was $20.8 million and $6.9 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash used from 2012 to 2013 was due to the acquisition of three storage facilities in the first quarter of 2013 as compared to none in same period in 2012. We also sold our equity interest and a mortgage note in a consolidated joint venture in 2013 resulting in net proceeds of $4.4 million. No stores were sold during the three months ended March 31, 2012. In 2012 we made an additional investment in an unconsolidated joint venture to fund the Company’s 15% share of the purchase price of 10 self-storage facilities acquired by the joint venture.

Cash provided by financing activities was $10.4 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively. In 2013, we issued shares under our continuous equity offering program and used funds from operations to fund (i) the acquisition of three storage facilities, and (ii) capital improvements. Since there were no acquisitions in the first quarter of 2012, we used operating cash flows and draws on our line of credit to fund capital improvements and to make an additional investment in an unconsolidated joint venture.

On August 5, 2011, the Company entered into agreements relating to new unsecured credit arrangements, and received funds under those arrangements. As part of the agreements, the Company entered into a $125 million unsecured term note maturing in August 2018 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2013 the margin is 2.0%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2013 the margin is 2.0%), and requires a 0.20% facility fee. The interest rate at March 31, 2013 on the Company’s available line of credit was approximately 2.20% (2.21% at December 31, 2012). At March 31, 2013, there was $99 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of August 2016, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on August 5, 2011, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s mortgage maturities in December 2011. The delayed draw term note matures August 2018 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2013 the margin is 2.0%).

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $4.2 million of mortgages payable that are secured by three storage facilities.

On February 27, 2013, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies & Company, Inc. (“Jefferies”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”) pursuant to which the Company may sell from time to time up to $175 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended March 31, 2013, the Company issued 822,000 shares under this Equity Program at a weighted average issue price of $62.04 per share, generating net proceeds of $50.3 million after deducting $0.5 million of sales commissions payable to SunTrust and $0.2 million to Wells Fargo. In addition to sales commissions, the Company incurred expenses of $87,000 in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of three storage facilities. As of March 31, 2013, the Company had $124.0 million available for issuance under the Equity Program.

During 2012, the Company issued 1,391,425 shares under its previously available equity offering program with Wells Fargo at a weighted average issue price of $55.20 per share, generating net proceeds of $75.3 million after deducting $1.5 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $58,000 in connection with this equity offering program during 2012. The Company used the proceeds from this offering to reduce the outstanding balance under the Company’s revolving line of credit.

We implemented a new Dividend Reinvestment Plan in March 2013 which replaced our previous plan which was suspended in November 2009. We did not issue any shares under the new plan in the three months ended March 31, 2013.

During the three months ended March 31, 2013 and 2012, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2013, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the three months ended March 31, 2013, the Company acquired three self-storage facilities comprising 0.1 million square feet in Massachusetts, New York, and Texas for a total purchase price of $22.3 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 4.5% on these purchases and ranged from 3.3% to 6.5%.

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

In February 2013, we sold our equity interest and a mortgage note in one storage facility in New Jersey for $4.4 million resulting in a gain of $0.4 million.

In July and August of 2012, we sold 17 non-strategic storage facilities located in Michigan, Maryland and Texas for net cash proceeds of $47.7 million resulting in a gain of approximately $4.5 million.

We may seek to sell additional properties to third parties or joint venture programs in 2013.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2013, although as of March 31, 2013 we did not have any properties under contract.

In the three months ended March 31, 2013, we added 60,000 square feet to existing properties for a total cost of approximately $3.7 million. In 2012, we added 372,000 square feet to existing properties, and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. Although we do not expect to construct any new facilities in 2013, we do plan to expend an additional $16.0 million to expand and enhance existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of the office buildings. For the first three months of 2013 we spent approximately $1.6 million on such improvements and we expect to spend approximately $13.3 million for the remainder of 2013.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2013, 199,163 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

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

Through September 2013, $245 million of our $321 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured debt of $321 million at March 31, 2013, a 100 basis point increase in interest rates would have a $0.8 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2013. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2013. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2013.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2013, the Company issued 2,000 shares of common stock as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $98,840 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

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

101*

The following financial statements from the Company’s Quarterly Report on Form

10-Q for the quarter ended March 31, 2013, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at March 31, 2013 and December 31, 2012;

(ii)    Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012;

(iii)   Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012;

(iv)   Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; and

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

May 8, 2013
Date