Form 10-Q
period 2013-06-30
SOVRAN SELF STORAGE INC
filed 2013-08-07
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 31,442,014 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2013 (unaudited)	December 31, 2012
Assets
Investment in storage facilities:
Land	$302,930	$299,544
Building, equipment, and construction in progress	1,480,736	1,456,410

	1,783,666	1,755,954
Less: accumulated depreciation	(349,527)	(328,952)

Investment in storage facilities, net	1,434,139	1,427,002
Cash and cash equivalents	9,641	7,255
Accounts receivable	3,456	3,450
Receivable from unconsolidated joint ventures	655	856
Investment in unconsolidated joint ventures	36,571	34,255
Prepaid expenses	5,704	4,947
Fair value of interest rate swap agreements	889	—
Other assets	6,359	6,676

Total Assets	$1,497,414	$1,484,441

Liabilities
Line of credit	$64,000	$105,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	28,665	36,667
Deferred revenue	7,094	6,416
Fair value of interest rate swap agreements	7,850	15,707
Mortgages payable	4,161	4,251

Total Liabilities	686,770	743,041
Noncontrolling redeemable Operating Partnership Units at redemption value	12,893	12,670
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 31,416,052 shares outstanding at June 30, 2013 (30,446,620 at December 31, 2012)	326	316
Additional paid-in capital	1,001,821	943,604
Dividends in excess of net income	(170,740)	(172,773)
Accumulated other comprehensive loss	(6,481)	(15,242)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	797,751	728,730

Total Liabilities and Shareholders’ Equity	$1,497,414	$1,484,441

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	April 1, 2013 to June 30, 2013	April 1, 2012 to June 30, 2012
Revenues
Rental income	$62,601	$53,070
Other operating income	5,014	4,058

Total operating revenues	67,615	57,128
Expenses
Property operations and maintenance	14,734	13,240
Real estate taxes	6,404	5,523
General and administrative	8,988	7,970
Acquisition costs	—	1,300
Depreciation and amortization	11,447	10,139

Total operating expenses	41,573	38,172

Income from operations	26,042	18,956
Other income (expenses)
Interest expense	(8,446)	(8,311)
Interest income	1	—
Equity in income of joint ventures	455	205

Income from continuing operations	18,052	10,850
Income from discontinued operations	—	1,010

Net income	18,052	11,860
Net income attributable to noncontrolling interest	(115)	(139)

Net income attributable to common shareholders	$17,937	$11,721

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.57	$0.38
Discontinued operations	—	0.03

Earnings per share – basic	$0.57	$0.41

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.57	$0.37
Discontinued operations	—	0.03

Earnings per share – diluted	$0.57	$0.40

Common shares used in basic earnings per share calculation	31,275,850	28,883,464
Common shares used in diluted earnings per share calculation	31,425,016	29,000,996
Dividends declared per common share	$0.48	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2013 to June 30, 2013	January 1, 2012 to June 30, 2012
Revenues
Rental income	$122,596	$104,283
Other operating income	9,354	7,818

Total operating revenues	131,950	112,101
Expenses
Property operations and maintenance	30,018	26,675
Real estate taxes	12,864	11,006
General and administrative	17,781	15,535
Acquisition costs	486	1,307
Depreciation and amortization	22,737	20,033

Total operating expenses	83,886	74,556

Income from operations	48,064	37,545
Other income (expenses)
Interest expense	(16,904)	(16,565)
Interest income	1	3
Gain on sale of real estate	421	—
Equity in income of joint ventures	842	273

Income from continuing operations	32,424	21,256
Income from discontinued operations	—	1,873

Net income	32,424	23,129
Net income attributable to noncontrolling interest	(207)	(270)

Net income attributable to common shareholders	$32,217	$22,859

Earnings per common share attributable to common shareholders – basic
Continuing operations	$1.04	$0.73
Discontinued operations	—	0.06

Earnings per share – basic	$1.04	$0.79

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$1.04	$0.73
Discontinued operations	—	0.06

Earnings per share – diluted	$1.04	$0.79

Common shares used in basic earnings per share calculation	30,882,352	28,834,564
Common shares used in diluted earnings per share calculation	31,039,756	28,939,366
Dividends declared per common share	$0.96	$0.90

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$18,052	$11,860	$32,424	$23,129
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	7,223	(5,282)	8,761	(4,228)

Total comprehensive income	25,275	6,578	41,185	18,901
Comprehensive income attributable to noncontrolling interest	(161)	(77)	(262)	(220)

Comprehensive income attributable to common shareholders	$25,114	$6,501	$40,923	$18,681

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2013 to June 30, 2013	January 1, 2012 to June 30, 2012
Operating Activities
Net income	$32,424	$23,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,737	20,736
Amortization of deferred financing fees	422	418
Gain on sale of real estate	(421)	—
Equity in income of joint ventures	(842)	(273)
Distributions from unconsolidated joint venture	1,160	805
Non-vested stock earned	1,242	1,320
Stock option expense	219	179
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	—	(55)
Prepaid expenses	(648)	(1,263)
Receipts from joint ventures	201	125
Accounts payable and other liabilities	(7,934)	(5,872)
Deferred revenue	589	538

Net cash provided by operating activities	49,149	39,787

Investing Activities
Acquisitions of storage facilities	(22,349)	(42,351)
Improvements, equipment additions, and construction in progress	(10,005)	(12,741)
Net proceeds from the sale of real estate	4,367	—
Investment in unconsolidated joint ventures	(2,655)	(2,995)
(Property deposits) reimbursement of property deposits	(75)	204

Net cash used in investing activities	(30,717)	(57,883)

Financing Activities
Net proceeds from sale of common stock	56,770	20,697
Proceeds from line of credit	98,000	38,000
Repayments of line of credit	(139,000)	(14,000)
Proceeds from term notes	225,000	—
Repayments of term notes	(225,000)	—
Financing costs	(1,554)	—
Dividends paid-common stock	(29,675)	(26,072)
Distributions to noncontrolling interest holders	(191)	(305)
Redemption of operating partnership units	(306)	—
Mortgage principal payments	(90)	(84)

Net cash (used in) provided by financing activities	(16,046)	18,236

Net increase in cash	2,386	140
Cash at beginning of period	7,255	7,321

Cash at end of period	$9,641	$7,461

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$16,650	$16,147

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Reclassification: Certain amounts from the 2012 financial statements have been reclassified as a result of the sale of 17 storage facilities in 2012 that have been reclassified as discontinued operations (see Note 5).

2. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2013, we had an ownership interest in and/or managed 471 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 471 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 23 properties that we manage and in which have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of June 30, 2013. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2013, there were 199,163 noncontrolling redeemable operating partnership Units outstanding (204,028 at December 31, 2012). The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2013 and December 31, 2012, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	Six Months Ended Jun. 30, 2013
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,670
Redemption of Operating Partnership Units	(306)
Redemption value in excess of carrying value for Units redeemed	4
Net income attributable to noncontrolling interests	207
Distributions	(191)
Adjustment to redemption value	509

Ending balance noncontrolling redeemable Operating Partnership Units	$12,893

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

For the three months ended June 30, 2013 and 2012, the Company recorded compensation expense (included in general and administrative expense) of $162,000 and $129,000, respectively, related to stock options and $586,000 and $597,000, respectively, related to amortization of non-vested stock grants. For the six months ended June 30, 2013 and 2012, the Company recorded compensation expense (included in general and administrative expense) of $219,000 and $179,000, respectively, related to stock options and $1,182,000 and $1,197,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2013 and 2012, employees exercised 14,200 and 24,350 stock options respectively, and 8,480 and 8,221 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2013 and 2012, employees exercised 121,845 and 46,185 stock options respectively, and 19,462 and 36,473 shares of non-vested stock, respectively, vested.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2013.

(dollars in thousands)
Cost:
Beginning balance	$1,755,954
Acquisition of storage facilities	21,939
Improvements and equipment additions	10,581
Net decrease in construction in progress	(103)
Dispositions and impairments	(4,705)

Ending balance	$1,783,666

Accumulated Depreciation:
Beginning balance	$328,952
Depreciation expense during the period	20,852
Dispositions	(277)

Ending balance	$349,527

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the six months ended June 30, 2013, the Company acquired 3 self-storage facilities and the purchase price of the facilities has preliminarily been assigned as follows:

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

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Jun. 30, 2013	Dec. 31, 2012
In-place customer leases	$13,480	$13,228
Accumulated amortization	(12,113)	(10,337)

Net carrying value at the end of period	$1,367	$2,891

Amortization expense related to in-place customer leases was $1.9 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. The Company expects to record $3.2 million of amortization expense for the year ended December 31, 2013.

5. DISCONTINUED OPERATIONS

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The operations of these facilities are reported as discontinued operations in 2012. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the six months ended June 30, 2012. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2013 to Jun. 30, 2013	Jan. 1, 2012 to Jun. 30, 2012
Total revenue	$—	$4,331
Property operations and maintenance expense	—	(1,201)
Real estate tax expense	—	(554)
Depreciation and amortization expense	—	(703)

Total income from discontinued operations	$—	$1,873

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Jun. 30, 2013	Dec. 31, 2012
Revolving line of credit borrowings	$64,000	$105,000
Term note due September 4, 2013	20,000	20,000
Term note due September 4, 2013	80,000	80,000
Term note due April 13, 2016	150,000	150,000
Term note due August 3, 2018	—	225,000
Term note due June 4, 2020	225,000	—
Term note due August 5, 2021	100,000	100,000

Total term notes payable	$575,000	$575,000

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2013 the margin is 1.65%). The agreement also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2013 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at June 30, 2013 on the Company’s available line of credit was approximately 1.69% (2.21% at December 31, 2012). At June 30, 2013, there was $111 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured commitments for an additional $100 million term note with a delayed draw feature that will be used to fund the Company’s term note maturities in September 2013. The delayed draw term note will mature June 4, 2020 and bear interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2013 the margin is 1.65%).

In connection with the execution of the amendment to our unsecured credit agreement, it was determined that the borrowing capacity of each lender participating in the revolving line of credit exceeded their borrowing capacities prior to the amendment. As a result, unamortized deferred financing costs associated with the agreement prior to its amendment remain deferred and are being amortized to interest expense over the term of the newly amended agreement. Fees and other costs paid to execute the amendment relating to the revolving line of credit totaling $0.5 million were recorded as additional deferred financing costs and are being amortized to interest expense over the term of the newly amended agreement.

The Company paid $1.1 million in fees to lenders for their commitments under the unsecured term note portion of the newly amended agreement. These lenders’ commitments were determined to be a modification of their unsecured term note commitments prior to the amendment. Such costs were recorded as additional deferred financing costs and are being amortized to interest expense over the term of the newly amended agreement. In addition, previously unamortized deferred financing costs associated with the unsecured term note commitments prior to the amendment remain deferred and are being amortized to interest expense over the term of the newly amended agreement.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2013, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2013 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2013 and December 31, 2012 consist of the following:

(dollars in thousands)	June 30, 2013	December 31, 2012
6.76% mortgage note due September 11, 2013, secured by one self-storage facility with an aggregate net book value of $1.8 million, principal and interest paid monthly (effective interest rate 6.85%)	881	896
6.35% mortgage note due March 11, 2014, secured by one self-storage facility with an aggregate net book value of $3.4 million, principal and interest paid monthly (effective interest rate 6.43%)	966	983
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.20%)	2,314	2,372

Total mortgages payable	$4,161	$4,251

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 1.50% (1.69% at June 30, 2013)	—	—	—	—	—	$64,000	$64,000	$64,000
Notes Payable:
Term note—variable rate LIBOR+1.50% (1.96% at June 30, 2013)	$20,000		—	—	—	—	$20,000	$20,000
Term note—fixed rate 6.26%	$80,000	—	—	—	—	—	$80,000	$81,910
Term note—fixed rate 6.38%	—	—	—	$150,000	—	—	$150,000	$169,225
Term note—variable rate LIBOR+1.65% (1.84% at June 30, 2013)	—	—	—	—	—	$225,000	$225,000	$225,000
Term note—fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$115,205
Mortgage note—fixed rate 6.76%	$881	—	—	—	—	—	$881	$891
Mortgage note—fixed rate 6.35%	$17	$949	—	—	—	—	$966	$996
Mortgage notes—fixed rate 5.99%	$60	$126	$134	$142	$151	$1,701	$2,314	$2,446
Interest rate derivatives – asset	—	—	—	—	—	—	—	($889)
Interest rate derivatives – liability	—	—	—	—	—	—	—	$7,850

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus in the six months ended June 30, 2013 and 2012.

The Company has interest rate swap agreements in effect at June 30, 2013 as detailed below to effectively convert a total of $245 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$20 Million	9/4/05	9/4/13	4.4350%	6 month LIBOR
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the six months ended June 30, 2013, and 2012, the net reclassification from AOCL to interest expense was $2.5 million and $2.3 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million for the twelve months ended June 30, 2014. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, were an asset of $0.9 million and a liability of $7.9 million at June 30, 2013, and a liability of $15.7 million at December 31, 2012.

The changes in AOCL for the six months ended June 30, 2013 and June 30, 2012 are summarized as follows:

(dollars in thousands)	Jan. 1, 2013 to Jun. 30, 2013	Jan. 1, 2012 to Jun. 30, 2012
Accumulated other comprehensive loss beginning of period	$(15,242)	$(10,255)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	2,504	2,282
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	6,257	(6,510)

Gain (loss) included in other comprehensive loss	8,761	(4,228)

Accumulated other comprehensive loss end of period	$(6,481)	$(14,483)

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

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	889	—	889	—
Interest rate swaps	(7,850)	—	(7,850)	—

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

10. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2013 was $23.4 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2013, 2012 and 2011 the Company contributed an additional $2.4 million, $1.2 million and $0.8 million, respectively, to the joint venture. As of June 30, 2013, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2013 was $13.2 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2013 and 2012, the Company contributed $0.2 million and $2.4 million, respectively, to the joint venture as its share of capital required to fund the acquisitions and capital expenditures. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.8 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. The management and call center fees earned by the Company for the six months ended June 30, 2013 and 2012 totaled $1.6 million and $1.5 million, respectively. For the six months ended June 30, 2012 the Company also received acquisition fees of $0.2 million for securing purchases for Sovran HHF II in 2012. No acquisition fee was earned in 2013.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended June 30, 2013 and 2012 was $456,000 and $204,000, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the six months ended June 30, 2013 and 2012 was $821,000 and $234,000, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at June 30, 2013 and December 31, 2012, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s (loss) income for the three months ended June 30, 2013 and 2012 was ($1,000) and $1,000, respectively. The Company’s share of Iskalo Office Holdings, LLC’s income for the six months ended June 30, 2013 and 2012 was $21,000 and $14,000, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2013 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$159,424	$189,351	$—
Investment in office building	—	—	4,973
Other assets	4,621	5,240	770

Total Assets	$164,045	$194,591	$5,743

Due to the Company	$295	$367	$—
Mortgages payable	52,901	103,945	6,515
Other liabilities	2,699	2,209	804

Total Liabilities	55,895	106,521	7,319
Unaffiliated partners’ equity (deficiency)	86,520	74,865	(1,077)
Company equity (deficiency)	21,630	13,205	(499)

Total Partners’ Equity (Deficiency)	108,150	88,070	(1,576)

Total Liabilities and Partners’ Equity (Deficiency)	$164,045	$194,591	$5,743

Income Statement Data:
Total revenues	$10,259	$13,047	$604
Property operating expenses	(3,366)	(4,666)	(240)
Administrative, management and call center fees	(771)	(973)	—
Depreciation and amortization of customer list	(1,888)	(2,089)	(113)
Amortization of financing fees	(61)	(102)	(6)
Income tax expense	(36)	(141)	—
Interest expense	(1,896)	(2,590)	(202)

Net income	$2,241	$2,486	$43

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

For the three months ended June 30, 2013 and 2012, the Company recorded federal and state income tax expense of $0.3 million and $0.6 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. For the six months ended June 30, 2013 and 2012, the Company recorded federal and state income tax expense of $0.7 million and $1.0 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. At June 30, 2013 and 2012, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2013, the Company had no interest or penalties related to uncertain tax positions. The Company’s taxable REIT subsidiary has a deferred tax liability of $1.1 million as of June 30, 2013, which is included in accounts payable and accrued liabilities in the consolidated balance sheet. The tax years 2010-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Jun. 30, 2013	Three Months Ended Jun. 30, 2012	Six Months Ended Jun. 30, 2013	Six Months Ended Jun. 30, 2012
Numerator:
Net income from continuing operations attributable to common shareholders	$17,937	$10,723	$32,217	$21,009
Denominator:
Denominator for basic earnings per share – weighted average shares	31,276	28,883	30,882	28,835
Effect of Dilutive Securities:
Stock options and non-vested stock	149	118	158	104

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	31,425	29,001	31,040	28,939
Basic earnings per common share from continuing operations attributable to common shareholders	$0.57	$0.38	$1.04	$0.73
Basic earnings per common share attributable to common shareholders	$0.57	$0.41	$1.04	$0.79
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.57	$0.37	$1.04	$0.73
Diluted earnings per common share attributable to common shareholders	$0.57	$0.40	$1.04	$0.79

Not included in the effect of dilutive securities above are 8,000 stock options and 67,447 unvested restricted shares for the three months ended June 30, 2013, and 39,500 stock options and 133,282 unvested restricted shares for the three months ended June 30, 2012, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 4,000 stock options and 72,394 unvested restricted shares for the six months ended June 30, 2013, and 58,000 stock options and 142,814 unvested restricted shares for the six months ended June 30, 2012, because their effect would be antidilutive.

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

During the three months ended June 30, 2013, the Company did not issue any shares under this Equity Program. During the six months ended June 30, 2013, the Company issued 822,000 shares under this Equity Program at a weighted average issue price of $62.04 per share, generating net proceeds of $50.3 million after deducting $0.5 million of sales commissions payable to SunTrust and $0.2 million to Wells Fargo. In addition to sales commissions, the Company incurred expenses of $87,000 in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of three storage facilities. As of June 30, 2013, the Company had $124.0 million available for issuance under the Equity Program.

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

15. COMMITMENT AND CONTINGENCIES

At June 30, 2013, the Company was under contract with a seller to acquire two self-storage facilities for approximately $22 million. The purchase of these facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company conducts environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

16. SUBSEQUENT EVENTS

On July 1, 2013, the Company declared a quarterly dividend of $0.53 per common share. The dividend was paid on July 26, 2013 to shareholders of record on July 12, 2013. The total dividend paid amounted to $16.6 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2013 THROUGH JUNE 30, 2013, COMPARED TO THE PERIOD APRIL 1, 2012 THROUGH JUNE 30, 2012

We recorded rental revenues of $62.6 million for the three months ended June 30, 2013, an increase of $9.5 million or 18.0% when compared to rental revenues of $53.1 million for the same period in 2012. Of the increase in rental revenue, $4.6 million resulted from an 8.7% increase in rental revenues at the 362 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012). The increase in same store rental revenues was a result of a 380 basis point increase in average quarterly occupancy and a 3.6% increase in rental income per square foot. The remaining increase in rental revenue of $4.9 million was a result of the revenues from the acquisition of 31 properties completed since January 1, 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.0 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $1.5 million or 11.3% in the three months ended June 30, 2013 as compared to the same period in 2012. The 362 core properties considered in the same store pool experienced a $0.2 million or 1.8% increase in operating expenses as a result of higher costs for employees, insurance, and credit card fees. The same store pool benefited from reduced yellow page expense. The remaining increase in property operating expenses of $1.3 million resulted from the 31 properties acquired since January 1, 2012. Real estate tax expense increased $0.9 million as a result of a 3.7% increase in property taxes on the 362 same store pool and the inclusion of taxes on the properties acquired in 2013 and 2012.

Net operating income increased $8.1 million or 21.1% as a result of a 12.2% increase in our same store net operating income and the acquisitions completed since January 1, 2012.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for three months ended June 30, 2013 and 2012.

	Three Months ended June 30,
(dollars in thousands)	2013	2012
Net operating income
Same store	$41,349	$36,849
Other stores and management fee income	5,128	1,516

Total net operating income	46,477	38,365
General and administrative	(8,988)	(7,970)
Acquisition related costs	—	(1,300)
Depreciation and amortization	(11,447)	(10,139)
Interest expense	(8,446)	(8,311)
Interest income	1	—
Equity in income of joint ventures	455	205
Income from discontinued operations	—	1,010

Net income	$18,052	$11,860

Our second quarter 2013 same store results consist of only those properties that were included in our consolidated results since January 1, 2012, and exclude the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 362 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2013	2012	Change
Same store rental income	$57,148	$52,592	8.7%
Same store other operating income	3,135	2,754	13.8%

Total same store operating income	60,283	55,346	8.9%
Same store property operations and maintenance	13,278	13,045	1.8%
Same store real estate taxes	5,656	5,452	3.7%

Total same store operating expenses	18,934	18,497	2.4%

Same store net operating income	$41,349	$36,849	12.2%

			Change
Quarterly same store move ins	43,773	46,063	(2,290)
Quarterly same store move outs	36,422	34,733	1,689

We believe the decrease in same store move ins was a byproduct of our increased occupancy leaving fewer spaces to rent. We believe the increase in move outs is also a byproduct of having more customers.

General and administrative expenses increased $1.0 million or 12.8% from 2012 to 2013. The key drivers of the increase were a $0.8 million increase in salaries and performance incentives, and a $0.3 million increase in internet advertising.

Acquisition related costs were $0 in the three months ended June 30, 2013 as a result of no acquisitions during that period. Acquisition related costs for the three months ended June 30, 2012 were $1.3 million as a result of the acquisition of four stores during that period.

Depreciation and amortization expense increased to $11.4 million in the three months ended June 30, 2013 from $10.1 million in the same period of 2012, primarily as a result of depreciation on the 31 properties acquired in 2012 and 2013.

Interest expense increased from $8.3 million in the three months ended June 30, 2012 to $8.4 million in the same period in 2013. The increase was due to increased borrowings on our line of credit.

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

FOR THE PERIOD JANUARY 1, 2013 THROUGH JUNE 30, 2013, COMPARED TO THE PERIOD JANUARY 1, 2012 THROUGH JUNE 30, 2012

We recorded rental revenues of $122.6 million for the six months ended June 30, 2013, an increase of $18.3 million or 17.6% when compared to rental revenues of $104.3 million for the same period in 2012. Of the increase in rental revenue, $8.5 million resulted from an 8.2% increase in rental revenues at the 362 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012). The increase in same store rental revenues was a result of a 460 basis point increase in average quarterly occupancy and a 1.9% increase in rental income per square foot. The remaining increase in rental revenue of $9.8 million was a result of the revenues from the acquisition of 31 properties completed since January 1, 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.5 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $3.3 million or 12.5% in the six months ended June 30, 2013 as compared to the same period in 2012. The 362 core properties considered in the same store pool experienced a $0.6 million or 2.4% increase in operating expenses as a result of higher costs for employees, snow removal, insurance, and credit card fees. The same store pool benefited from reduced yellow page expense. The remaining increase in property operating expenses of $2.7 million resulted from the 31 properties acquired since January 1, 2012. Real estate tax expense increased $1.9 million as a result of a 3.8% increase in property taxes on the 362 same store pool and the inclusion of taxes on the properties acquired in 2013 and 2012.

Net operating income increased $14.6 million or 19.7% as a result of an 11.5% increase in our same store net operating income and the acquisitions completed since January 1, 2012.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for six months ended June 30, 2013 and 2012.

	Six Months ended June 30,
(dollars in thousands)	2013	2012
Net operating income
Same store	$79,777	$71,579
Other stores and management fee income	9,291	2,841

Total net operating income	89,068	74,420
General and administrative	(17,781)	(15,535)
Acquisition related costs	(486)	(1,307)
Depreciation and amortization	(22,737)	(20,033)
Interest expense	(16,904)	(16,565)
Interest income	1	3
Gain on sale of real estate	421	—
Equity in income of joint ventures	842	273
Income from discontinued operations	—	1,873

Net income	$32,424	$23,129

Our 2013 year to date same store results consist of only those properties that were included in our consolidated results since January 1, 2012, and exclude the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 362 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Six Months ended June 30,		Percentage Change
(dollars in thousands)	2013	2012
Same store rental income	$112,196	$103,663	8.2%
Same store other operating income	5,927	5,202	13.9%

Total same store operating income	118,123	108,865	8.5%
Same store property operations and maintenance	27,025	26,382	2.4%
Same store real estate taxes	11,321	10,904	3.8%

Total same store operating expenses	38,346	37,286	2.8%

Same store net operating income	$79,777	$71,579	11.5%

			Change
Quarterly same store move ins	79,810	83,654	(3,844)
Quarterly same store move outs	70,905	68,118	2,787

We believe the decrease in same store move ins was a byproduct of our increased occupancy leaving fewer spaces to rent. We believe the increase in move outs is also a byproduct of having more customers and a result of a return to somewhat normal seasonality.

General and administrative expenses increased $2.2 million or 14.5% from 2012 to 2013. The key drivers of the increase were a $1.7 million increase in salaries and performance incentives, and a $0.5 million increase in internet advertising.

Acquisition related costs were $0.5 million in the six months ended June 30, 2013 as a result of the acquisition of three stores during that period. Acquisition related costs for the six months ended June 30, 2012 were $1.3 million as a result of the acquisition of four stores during that period.

Depreciation and amortization expense increased to $22.7 million in the six months ended June 30, 2013 from $20.0 million in the same period of 2012, primarily as a result of depreciation on the 31 properties acquired in 2012 and 2013.

Interest expense increased from $16.6 million in the six months ended June 30, 2012 to $16.9 million in the same period in 2013. The increase was due to increased borrowings on our line of credit.

During the six months ended June 30, 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Six months ended
(in thousands)	June 30, 2013	June 30, 2012
Net income attributable to common shareholders	$32,217	$22,859
Net income attributable to noncontrolling interest	207	270
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	22,318	19,849
Depreciation of real estate included in discontinued operations	—	703
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	746	820
Gain on sale of real estate	(421)	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(351)	(520)

FFO available to common shareholders	$54,716	$43,981

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2013, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At June 30, 2013, our leverage ratio as defined in the agreements was approximately 38.5%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2013, the entire availability under our line of credit could be drawn without violating our debt covenants.

Our ability to retain cash flow is limited because we operate as a REIT. In order to maintain our REIT status, a substantial portion of our operating cash flow must be used to pay dividends to our shareholders. We believe that our internally generated net cash provided by operating activities and the availability on our line of credit and delayed draw term note will be sufficient to fund ongoing operations, capital improvements, dividends and debt service requirements through April 2016, at which time $150 million of term notes mature.

Cash flows from operating activities were $49.1 million and $39.8 million for the six months ended June 30, 2013, and 2012, respectively. The increase in operating cash flows from 2012 to 2013 was primarily due to the increase in net income.

Cash used in investing activities was $30.7 million and $57.9 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in cash used from 2012 to 2013 was due to the acquisition of four storage facilities in the six months ended June 30, 2012 as compared to the three storage facilities in the same period of 2013. In 2013 we also sold our equity interest and a mortgage note in a consolidated joint venture resulting in net proceeds of $4.4 million. No stores were sold during the six months ended June 30, 2012.

Cash (used in) provided by financing activities was ($16.0) million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively. In 2013, we issued shares under our continuous equity offering program to fund acquisitions and to pay down a net of $41 million on our line of credit. In 2012 we used borrowings on our line of credit and proceeds from our continuous equity program to fund the acquisition of four stores.

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2013 the margin is 1.65%). The agreements also provide for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2013 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at June 30, 2013 on the Company’s available line of credit was approximately 1.69% (2.21% at December 31, 2012). At June 30, 2013, there was $111 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit agreement, the Company secured commitments for an additional $100 million term note with a delayed draw feature that will be used to fund the Company’s term note maturities in September 2013. The delayed draw term note will mature June 4, 2020 and bear interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2013 the margin is 1.65%).

On August 5, 2011, the Company entered into a $100 million term note maturing August 2021 bearing interest at a fixed rate of 5.54%. The interest rate on the term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded. The proceeds from this term note were used to fund acquisitions and investments in unconsolidated joint ventures.

The Company also maintains an $80 million term note maturing September 2013 bearing interest at a fixed rate of 6.26%, a $20 million term note maturing September 2013 bearing interest at a variable rate equal to LIBOR plus 1.50%, and a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded. As noted above, the Company has obtained commitments for a $100 million delayed draw term note that will be used to pay off these term notes maturing September 2013.

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

During the six months ended June 30, 2013, the Company issued 822,000 shares under this Equity Program at a weighted average issue price of $62.04 per share, generating net proceeds of $50.3 million after deducting $0.5 million of sales commissions payable to SunTrust and $0.2 million to Wells Fargo. In addition to sales commissions, the Company incurred expenses of $87,000 in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of three storage facilities. As of June 30, 2013, the Company had $124.0 million available for issuance under the Equity Program.

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

We implemented a new Dividend Reinvestment Plan in March 2013 which replaced our previous plan which was suspended in November 2009. We issued 23,755 shares under the new plan in the six months ended June 30, 2013.

During the six months ended June 30, 2013 and 2012, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2013, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases as we approach April 2016, when certain term notes mature.

ACQUISITION AND DISPOSITION OF PROPERTIES

In the six months ended June 30, 2013, the Company acquired three self-storage facilities comprising 0.1 million square feet in Massachusetts, New York, and Texas for a total purchase price of $22.3 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 4.5% on these purchases and ranged from 3.3% to 6.5%.

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

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2013, and at June 30, 2013 we had two properties under contract to be purchased for approximately $22 million.

In the six months ended June 30, 2013, we added 99,000 square feet to existing properties for a total cost of approximately $6.0 million. In 2012, we added 372,000 square feet to existing properties, and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. Although we do not expect to construct any new facilities in 2013, we do plan to complete an additional $15.3 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of the office buildings. For the first six months of 2013 we spent approximately $4.6 million on such improvements and we expect to spend approximately $10.3 million for the remainder of 2013.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2013, 199,163 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured debt of $309 million at June 30, 2013, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $0.6 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2013. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2013. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at June 30, 2013 and December 31, 2012;

(ii)    Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012;

(iii)  Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012;

(iv)   Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; and

(v)    Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)
August 7, 2013 Date