Form 10-Q
period 2013-09-30
SOVRAN SELF STORAGE INC
filed 2013-11-06
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 32,014,215 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2013 (unaudited)	December 31, 2012
Assets
Investment in storage facilities:
Land	$306,879	$299,544
Building, equipment, and construction in progress	1,513,232	1,456,410

	1,820,111	1,755,954
Less: accumulated depreciation	(360,061)	(328,952)

Investment in storage facilities, net	1,460,050	1,427,002
Cash and cash equivalents	9,662	7,255
Accounts receivable	3,583	3,450
Receivable from unconsolidated joint ventures	782	856
Investment in unconsolidated joint ventures	37,841	34,255
Prepaid expenses	5,594	4,947
Fair value of interest rate swap agreements	166	—
Other assets	5,584	6,676

Total Assets	$1,523,262	$1,484,441

Liabilities
Line of credit	$49,000	$105,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	33,263	36,667
Deferred revenue	6,919	6,416
Fair value of interest rate swap agreements	10,524	15,707
Mortgages payable	3,242	4,251

Total Liabilities	677,948	743,041
Noncontrolling redeemable Operating Partnership Units at redemption value	14,916	12,670
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 31,977,890 shares outstanding at September 30, 2013 (30,446,620 at December 31, 2012)	331	316
Additional paid-in capital	1,037,016	943,604
Dividends in excess of net income	(169,721)	(172,773)
Accumulated other comprehensive loss	(10,053)	(15,242)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	830,398	728,730

Total Liabilities and Shareholders’ Equity	$1,523,262	$1,484,441

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	July 1, 2013 to September 30, 2013	July 1, 2012 to September 30, 2012
Revenues
Rental income	$65,806	$57,574
Other operating income	5,176	4,200

Total operating revenues	70,982	61,774
Expenses
Property operations and maintenance	15,720	14,319
Real estate taxes	6,994	5,629
General and administrative	8,965	8,172
Acquisition costs	776	1,075
Depreciation and amortization	11,381	10,427

Total operating expenses	43,836	39,622

Income from operations	27,146	22,152
Other income (expenses)
Interest expense	(7,923)	(8,350)
Interest income	1	—
Equity in income of joint ventures	575	335

Income from continuing operations	19,799	14,137
Income from discontinued operations (including gain on disposal of $4,498 in 2012)	—	4,821

Net income	19,799	18,958
Net income attributable to noncontrolling interest	(124)	(151)

Net income attributable to common shareholders	$19,675	$18,807

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.63	$0.48
Discontinued operations	—	0.16

Earnings per share - basic	$0.63	$0.64

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.62	$0.47
Discontinued operations	—	0.16

Earnings per share - diluted	$0.62	$0.63

Common shares used in basic earnings per share calculation	31,469,026	29,474,866
Common shares used in diluted earnings per share calculation	31,625,635	29,624,311
Dividends declared per common share	$0.53	$0.45

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2013 to September 30, 2013	January 1, 2012 to September 30, 2012
Revenues
Rental income	$188,402	$161,857
Other operating income	14,530	12,018

Total operating revenues	202,932	173,875
Expenses
Property operations and maintenance	45,738	40,993
Real estate taxes	19,858	16,635
General and administrative	26,745	23,707
Acquisition costs	1,263	2,382
Depreciation and amortization	34,118	30,461

Total operating expenses	127,722	114,178

Income from operations	75,210	59,697
Other income (expenses)
Interest expense	(24,827)	(24,914)
Interest income	2	3
Gain on sale of real estate	421	—
Equity in income of joint ventures	1,417	608

Income from continuing operations	52,223	35,394
Income from discontinued operations (including gain on disposal of $4,498 in 2012)	—	6,693

Net income	52,223	42,087
Net income attributable to noncontrolling interest	(331)	(421)

Net income attributable to common shareholders	$51,892	$41,666

Earnings per common share attributable to common shareholders – basic
Continuing operations	$1.67	$1.20
Discontinued operations	—	0.23

Earnings per share - basic	$1.67	$1.43

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$1.66	$1.20
Discontinued operations	—	0.23

Earnings per share - diluted	$1.66	$1.43

Common shares used in basic earnings per share calculation	31,077,910	29,047,998
Common shares used in diluted earnings per share calculation	31,235,049	29,167,681
Dividends declared per common share	$1.49	$1.35

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$19,799	$18,958	$52,223	$42,087
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(3,572)	(1,742)	5,189	(5,969)

Total comprehensive income	16,227	17,216	57,412	36,118
Comprehensive income attributable to noncontrolling interest	(102)	(137)	(364)	(361)

Comprehensive income attributable to common shareholders	$16,125	$17,079	$57,048	$35,757

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2013 to September 30, 2013	January 1, 2012 to September 30, 2012
Operating Activities
Net income	$52,223	$42,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,118	31,247
Amortization of deferred financing fees	640	627
Gain on sale of storage facilities	—	(4,498)
Gain on sale of real estate	(421)	—
Equity in income of joint ventures	(1,417)	(608)
Distributions from unconsolidated joint venture	1,898	1,471
Non-vested stock earned	2,067	1,906
Stock option expense	261	238
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(122)	(308)
Prepaid expenses	(481)	(1,025)
Receipts from (advances to) joint ventures	74	(62)
Accounts payable and other liabilities	(3,531)	(2,242)
Deferred revenue	304	(413)

Net cash provided by operating activities	85,613	68,420

Investing Activities
Acquisitions of storage facilities	(50,193)	(105,137)
Improvements, equipment additions, and construction in progress	(18,979)	(20,813)
Net proceeds from the sale of real estate	4,367	47,698
Investment in unconsolidated joint ventures	(4,111)	(3,482)
Reimbursement of property deposits	99	365

Net cash used in investing activities	(68,817)	(81,369)

Financing Activities
Net proceeds from sale of common stock	91,103	78,314
Proceeds from line of credit	120,000	70,000
Repayments of line of credit	(176,000)	(90,000)
Proceeds from term notes	325,000	—
Repayments of term notes	(325,000)	—
Financing costs	(1,554)	—
Dividends paid-common stock	(46,326)	(39,317)
Distributions to noncontrolling interest holders	(297)	(458)
Redemption of operating partnership units	(306)	(7,364)
Mortgage principal payments	(1,009)	(128)

Net cash (used in) provided by financing activities	(14,389)	11,047

Net increase in cash	2,407	(1,902)
Cash at beginning of period	7,255	7,321

Cash at end of period	$9,662	$5,419

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$24,876	$24,808

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At September 30, 2013, we had an ownership interest in and/or managed 471 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 471 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 20 properties that we manage and in which have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of September 30, 2013. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At September 30, 2013, there were 199,163 noncontrolling redeemable operating partnership Units outstanding (204,028 at December 31, 2012). The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2013 and December 31, 2012, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	Nine Months Ended Sep. 30, 2013
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,670
Redemption of Operating Partnership Units	(306)
Redemption value in excess of carrying value for Units redeemed	4
Net income attributable to noncontrolling interests	331
Distributions	(297)
Adjustment to redemption value	2,514

Ending balance noncontrolling redeemable Operating Partnership Units	$14,916

3.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended September 30, 2013 and 2012, the Company recorded compensation expense (included in general and administrative expense) of $43,000 and $59,000, respectively, related to stock options and $795,000 and $597,000, respectively, related to amortization of non-vested stock grants. For the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense (included in general and administrative expense) of $261,000 and $238,000, respectively, related to stock options and $1,977,000 and $1,794,000, respectively, related to amortization of non-vested stock grants.

During the three months ended September 30, 2013 and 2012, employees exercised 23,835 and 31,435 stock options respectively, and 13,334 and 13,334 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2013 and 2012, employees exercised 121,845 and 77,620 stock options respectively, and 32,796 and 49,807 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2013.

(dollars in thousands)
Cost:
Beginning balance	$1,755,954
Acquisition of storage facilities	49,466
Improvements and equipment additions	14,929
Net increase in construction in progress	4,559
Dispositions and impairments	(4,797)

Ending balance	$1,820,111

Accumulated Depreciation:
Beginning balance	$328,952
Depreciation expense during the period	31,436
Dispositions	(327)

Ending balance	$360,061

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the nine months ended September 30, 2013, the Company acquired six self-storage facilities to expand its presence in existing markets and the purchase price of the facilities has preliminarily been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2013
Texas	1	2/11/2013	$2,400	$2,382	$—	$18	$337	$2,005	$58	$145
New York	1	3/22/2013	11,050	11,119	—	(69)	2,122	8,736	192	264
Massachusetts	1	3/22/2013	8,850	8,848	—	2	1,553	7,186	111	161
New York	2	8/29/2013	22,000	21,985	—	15	3,320	18,378	302	506
Colorado	1	9/30/2013	5,940	5,859	—	81	628	5,201	111	187

Total 2013	6		$50,240	$50,193	$—	$47	$7,960	$41,506	$774	$1,263

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

	Sep. 30,	Dec. 31,
(Dollars in thousands)	2013	2012
In-place customer leases	$13,893	$13,228
Accumulated amortization	(12,910)	(10,337)

Net carrying value at the end of period	$983	$2,891

Amortization expense related to in-place customer leases was $2.7 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively. The Company expects to record $3.3 million of amortization expense for the year ended December 31, 2013.

5.	DISCONTINUED OPERATIONS

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The operations of these facilities are reported as discontinued operations in 2012. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2012. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2013 to Sep. 30, 2013	Jan. 1, 2012 to Sep. 30, 2012
Total revenue	$—	$5,144
Property operations and maintenance expense	—	(1,601)
Real estate tax expense	—	(561)
Depreciation and amortization expense	—	(787)
Net realized gain on sale of property	—	4,498

Total income from discontinued operations	$—	$6,693

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

	Sep. 30,	Dec. 31,
(Dollars in thousands)	2013	2012
Revolving line of credit borrowings	$49,000	$105,000

Term note due September 4, 2013	—	20,000
Term note due September 4, 2013	—	80,000
Term note due April 13, 2016	150,000	150,000
Term note due August 3, 2018	—	225,000
Term note due June 4, 2020	225,000	—
Term note due June 4, 2020	100,000	—
Term note due August 5, 2021	100,000	100,000

Total term notes payable	$575,000	$575,000

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2013 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2013 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at September 30, 2013 on the Company’s available line of credit was approximately 1.68% (2.21% at December 31, 2012). At September 30, 2013, there was $126 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2013 the margin is 1.65%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2013, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2013 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2013 and December 31, 2012 consist of the following:

(dollars in thousands)	September 30, 2013	December 31, 2012
6.76% mortgage note due September 11, 2013, secured by one self-storage facility, repaid September 11, 2013	—	896
6.35% mortgage note due March 11, 2014, secured by one self-storage facility with an aggregate net book value of $3.4 million, principal and interest paid monthly (effective interest rate 6.45%)	958	983
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.20%)	2,284	2,372

Total mortgages payable	$3,242	$4,251

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.50% (1.68% at September 30, 2013)	—	—	—	—	—	$49,000	$49,000	$49,000
Notes Payable:
Term note - fixed rate 6.38%	—	—	—	$150,000	—	—	$150,000	$169,366
Term note - variable rate LIBOR+1.65% (1.83% at September 30, 2013)	—	—	—	—	—	$225,000	$225,000	$225,000
Term note - variable rate LIBOR+1.65% (1.83% at September 30, 2013)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$113,978
Mortgage note - fixed rate 6.35%	$9	$949	—	—	—	—	$958	$978
Mortgage notes - fixed rate 5.99%	$30	$126	$134	$142	$151	$1,701	$2,284	$2,396
Interest rate derivatives – asset	—	—	—	—	—	—	—	($166)
Interest rate derivatives – liability	—	—	—	—	—	—	—	$10,524

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus in the nine months ended September 30, 2013 and 2012.

The Company has interest rate swap agreements in effect at September 30, 2013 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the nine months ended September 30, 2013, and 2012, the net reclassification from AOCL to interest expense was $4.0 million and $3.7 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.4 million for the twelve months ended September 30, 2014. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, were an asset of $0.2 million and a liability of $10.5 million at September 30, 2013, and a liability of $15.7 million at December 31, 2012.

The changes in AOCL for the three and nine months ended September 30, 2013 and September 30, 2012 are summarized as follows:

(dollars in thousands)	Jul. 1, 2013 to Sep. 30, 2013	Jul. 1, 2012 to Sep. 30, 2012	Jan. 1, 2013 to Sep. 30, 2013	Jan. 1, 2012 to Sep. 30, 2012
Accumulated other comprehensive loss beginning of period	$(6,481)	$(14,482)	$(15,242)	$(10,255)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,474	1,425	3,979	3,707
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	(5,046)	(3,167)	1,210	(9,676)

Gain (loss) included in other comprehensive loss	(3,572)	(1,742)	5,189	(5,969)

Accumulated other comprehensive loss end of period	$(10,053)	$(16,224)	$(10,053)	$(16,224)

9.	FAIR VALUE MEASUREMENTS

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

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	166	—	166	—
Interest rate swaps	(10,524)	—	(10,524)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2013, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of six storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2013 was $24.7 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2013, 2012 and 2011 the Company contributed an additional $3.9 million, $1.2 million and $0.8 million, respectively, to the joint venture. As of September 30, 2013, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2013 was $13.1 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2013 and 2012, the Company contributed $0.2 million and $2.4 million, respectively, to the joint venture as its share of capital required to fund the acquisitions and capital expenditures. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively. The management and call center fees earned by the Company for the nine months ended September 30, 2013 and 2012 totaled $2.5 million and $2.2 million, respectively. For the nine months ended September 30, 2012 the Company also received acquisition fees of $0.2 million for securing purchases for Sovran HHF II in 2012. No acquisition fee was earned in 2013.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended September 30, 2013 and 2012 was $0.6 million and $0.3 million, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the nine months ended September 30, 2013 and 2012 was $1.4 million and $0.6 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $0.2 million. The carrying value of the Company’s investment is a liability of $0.5 million at September 30, 2013 and December 31, 2012, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s income (loss) for the three months ended September 30, 2013 and 2012 was 23,000 and ($4,000), respectively. The Company’s share of Iskalo Office Holdings, LLC’s income for the nine months ended September 30, 2013 and 2012 was $44,000 and $9,000, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2013 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$158,622	$188,635	$—
Investment in office building	—	—	4,968
Other assets	5,294	5,190	909

Total Assets	$163,916	$193,825	$5,877

Due to the Company	$428	$358	$—
Mortgages payable	45,341	103,776	6,474
Other liabilities	3,118	2,329	933

Total Liabilities	48,887	106,463	7,407
Unaffiliated partners’ equity (deficiency)	92,023	74,263	(1,053)
Company equity (deficiency)	23,006	13,099	(477)

Total Partners’ Equity (Deficiency)	115,029	87,362	(1,530)

Total Liabilities and Partners’ Equity (Deficiency)	$163,916	$193,825	$5,877

Income Statement Data:
Total revenues	$15,766	$20,007	$954
Property operating expenses	(5,108)	(7,021)	(383)
Administrative, management and call center fees	(1,191)	(1,490)	—
Depreciation and amortization of customer list	(2,841)	(3,120)	(170)
Amortization of financing fees	(84)	(152)	(9)
Income tax expense	(53)	(212)	—
Interest expense	(2,710)	(3,895)	(303)

Net income	$3,779	$4,117	$89

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures.

11.	INCOME TAXES

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

For the three months ended September 30, 2013 and 2012, the Company recorded federal and state income tax expense of $0.3 million and $0.6 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, the Company recorded federal and state income tax expense of $1.0 million and $1.6 million, respectively, which are included in general and administrative expense in the consolidated statements of operations. At September 30, 2013 and 2012, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2013, the Company had no interest or penalties related to uncertain tax positions. The Company’s taxable REIT subsidiary has a deferred tax liability of $1.0 million as of September 30, 2013, which is included in accounts payable and accrued liabilities in the consolidated balance sheet. The tax years 2010-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Sep. 30, 2013	Three Months Ended Sep. 30, 2012	Nine Months Ended Sep. 30, 2013	Nine Months Ended Sep. 30, 2012
Numerator:
Net income from continuing operations attributable to common shareholders	$19,675	$14,024	$51,892	$35,040
Denominator:
Denominator for basic earnings per share – weighted average shares	31,469	29,475	31,078	29,048
Effect of Dilutive Securities:
Stock options and non-vested stock	157	149	157	120

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	31,626	29,624	31,235	29,168
Basic earnings per common share from continuing operations attributable to common shareholders	$0.63	$0.48	$1.67	$1.20
Basic earnings per common share attributable to common shareholders	$0.63	$0.64	$1.67	$1.43
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.62	$0.47	$1.66	$1.20
Diluted earnings per common share attributable to common shareholders	$0.62	$0.63	$1.66	$1.43

Not included in the effect of dilutive securities above are 121,916 unvested restricted shares for the three months ended September 30, 2013, and 9,500 stock options and 108,949 unvested restricted shares for the three months ended September 30, 2012, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 2,667 stock options and 88,901 unvested restricted shares for the nine months ended September 30, 2013, and 41,833 stock options and 131,525 unvested restricted shares for the nine months ended September 30, 2012, because their effect would be antidilutive.

13.	SHAREHOLDERS’ EQUITY

On February 27, 2013, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC fka Jefferies & Company, Inc. (“Jefferies”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”), pursuant to which the Company may sell from time to time up to $175 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended September 30, 2013, the Company issued 444,910 shares under this Equity Program at a weighted average issue price of $72.11 per share, generating net proceeds of $31.6 million after deducting $0.5 million of sales commissions payable to Jefferies. During the nine months ended September 30, 2013, the Company issued 1,266,910 shares under this Equity Program at a weighted average issue price of $65.58 per share, generating net proceeds of $81.9 million after deducting $0.5 million of sales commissions payable to SunTrust, $0.2 million to Wells Fargo, and $0.5 million to Jefferies. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of six storage facilities. As of September 30, 2013, the Company had $91.9 million available for issuance under the Equity Program.

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

At September 30, 2013, the Company was under contract with a seller to acquire one self-storage facility for approximately $6.3 million. The purchase of this facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

The Company conducts environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

16.	SUBSEQUENT EVENTS

On October 2, 2013, the Company declared a quarterly dividend of $0.53 per common share. The dividend was paid on October 28, 2013 to shareholders of record on October 14, 2013. The total dividend paid amounted to $16.9 million.

In October 2013, the Company sold one non-strategic storage facility in Ohio for net proceeds of approximately $3.2 million resulting in a gain of approximately $0.3 million.

On November 1, 2013, the Company completed certain transactions with respect to the lease of four self storage facilities in New York and Connecticut with annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. The leases commence November 1, 2013 and run through December 31, 2028. The Company has an option to purchase the facilities during the period from February 2, 2015 through September 2, 2016.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2013 THROUGH SEPTEMBER 30, 2013, COMPARED TO THE PERIOD JULY 1, 2012 THROUGH SEPTEMBER 30, 2012

We recorded rental revenues of $65.8 million for the three months ended September 30, 2013, an increase of $8.2 million or 14.3% when compared to rental revenues of $57.6 million for the same period in 2012. Of the increase in rental revenue, $3.9 million resulted from a 7.0% increase in rental revenues at the 362 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012). The increase in same store rental revenues was a result of a 250 basis point increase in average quarterly occupancy and a 3.6% increase in rental income per square foot. The remaining increase in rental revenue of $4.3 million was a result of the revenues from the acquisition of 34 properties completed since January 1, 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.0 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $1.4 million or 9.8% in the three months ended September 30, 2013 as compared to the same period in 2012. The 362 core properties considered in the same store pool experienced a $0.3 million or 2.3% increase in operating expenses as a result of higher costs for employees, insurance, and credit card fees. The same store pool benefited from reduced yellow page expense. The remaining increase in property operating expenses of $1.1 million resulted from the 34 properties acquired since January 1, 2012. Real estate tax expense increased $1.4 million as a result of a 5.0% increase in property taxes on the 362 same store pool and the inclusion of taxes on the properties acquired in 2013 and 2012.

Net operating income increased $6.4 million or 15.4% as a result of a 9.3% increase in our same store net operating income and the acquisitions completed since January 1, 2012.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for three months ended September 30, 2013 and 2012.

	Three Months ended September 30,
(dollars in thousands)	2013	2012
Net operating income
Same store	$42,973	$39,300
Other stores and management fee income	5,295	2,526

Total net operating income	48,268	41,826
General and administrative	(8,965)	(8,172)
Acquisition related costs	(776)	(1,075)
Depreciation and amortization	(11,381)	(10,427)
Interest expense	(7,923)	(8,350)
Interest income	1	—
Equity in income of joint ventures	575	335
Income from discontinued operations	—	4,821

Net income	$19,799	$18,958

Our third quarter 2013 same store results consist of only those properties that were included in our consolidated results since January 1, 2012, and exclude the 17 properties we sold in July and August of 2012. The following table sets forth operating data for our 362 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage Change
(dollars in thousands)	2013	2012
Same store rental income	$59,672	$55,778	7.0%
Same store other operating income	3,168	2,804	13.0%

Total same store operating income	62,840	58,582	7.3%
Same store property operations and maintenance	14,143	13,828	2.3%
Same store real estate taxes	5,724	5,454	5.0%

Total same store operating expenses	19,867	19,282	3.0%

Same store net operating income	$42,973	$39,300	9.3%

			Change
Quarterly same store move ins	39,182	41,651	(2,469)
Quarterly same store move outs	43,675	43,066	609

We believe the decrease in same store move ins was a byproduct of our increased occupancy leaving fewer spaces to rent. We believe the increase in move outs is also a byproduct of having more customers.

General and administrative expenses increased $0.8 million or 9.7% from 2012 to 2013. The key driver of the increase was a $0.8 million increase in salaries and performance incentives.

Acquisition related costs were $0.8 million in the three months ended September 30, 2013 as a result of the acquisition of three stores during that period. Acquisition related costs for the three months ended September 30, 2012 were $1.1 million as a result of the acquisition of 10 stores during that period.

Depreciation and amortization expense increased to $11.4 million in the three months ended September 30, 2013 from $10.4 million in the same period of 2012, primarily as a result of depreciation on the 34 properties acquired in 2012 and 2013.

Interest expense decreased from $8.4 million in the three months ended September 30, 2012 to $7.9 million in the same period in 2013. The decrease was due to reduced interest rates as a result of our refinancing in June 2013.

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

FOR THE PERIOD JANUARY 1, 2013 THROUGH SEPTEMBER 30, 2013, COMPARED TO THE PERIOD JANUARY 1, 2012 THROUGH SEPTEMBER 30, 2012

We recorded rental revenues of $188.4 million for the nine months ended September 30, 2013, an increase of $26.5 million or 16.4% when compared to rental revenues of $161.9 million for the same period in 2012. Of the increase in rental revenue, $12.4 million resulted from a 7.8% increase in rental revenues at the 362 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012). The increase in same store rental revenues was a result of a 380 basis point increase in average quarterly occupancy and a 2.5% increase in rental income per square foot. The remaining increase in rental revenue of $14.1 million was a result of the revenues from the acquisition of 34 properties completed since January 1, 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $2.5 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $4.7 million or 11.6% in the nine months ended September 30, 2013 as compared to the same period in 2012. The 362 core properties considered in the same store pool experienced a $1.0 million or 2.4% increase in operating expenses as a result of higher costs for employees, snow removal, insurance, and credit card fees. The same store pool benefited from reduced yellow page expense. The remaining increase in property operating expenses of $3.7 million resulted from the 34 properties acquired since January 1, 2012. Real estate tax expense increased $3.2 million as a result of a 4.2% increase in property taxes on the 362 same store pool and the inclusion of taxes on the properties acquired in 2013 and 2012.

Net operating income increased $21.1 million or 18.1% as a result of a 10.7% increase in our same store net operating income and the acquisitions completed since January 1, 2012.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for nine months ended September 30, 2013 and 2012.

	Nine Months ended September 30,
(dollars in thousands)	2013	2012
Net operating income
Same store	$122,751	$110,878
Other stores and management fee income	14,585	5,369

Total net operating income	137,336	116,247
General and administrative	(26,745)	(23,707)
Acquisition related costs	(1,263)	(2,382)
Depreciation and amortization	(34,118)	(30,461)
Interest expense	(24,827)	(24,914)
Interest income	2	3
Gain on sale of real estate	421	—
Equity in income of joint ventures	1,417	608
Income from discontinued operations	—	6,693

Net income	$52,223	$42,087

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

Same Store Summary

	Nine Months ended September 30,		Percentage Change
(dollars in thousands)	2013	2012
Same store rental income	$171,868	$159,441	7.8%
Same store other operating income	9,096	8,006	13.6%

Total same store operating income	180,964	167,447	8.1%
Same store property operations and maintenance	41,167	40,211	2.4%
Same store real estate taxes	17,046	16,358	4.2%

Total same store operating expenses	58,213	56,569	2.9%

Same store net operating income	$122,751	$110,878	10.7%

			Change
Quarterly same store move ins	118,992	125,305	(6,313)
Quarterly same store move outs	114,580	111,184	3,396

We believe the decrease in same store move ins was a byproduct of our increased occupancy leaving fewer spaces to rent. We believe the increase in move outs is also a byproduct of having more customers and a result of a return to somewhat normal seasonality.

General and administrative expenses increased $3.0 million or 12.8% from 2012 to 2013. The key drivers of the increase were a $2.5 million increase in salaries and performance incentives, and a $0.7 million increase in internet advertising.

Acquisition related costs were $1.3 million in the nine months ended September 30, 2013 as a result of the acquisition of six stores during that period. Acquisition related costs for the nine months ended September 30, 2012 were $2.4 million as a result of the acquisition of 14 stores during that period.

Depreciation and amortization expense increased to $34.1 million in the nine months ended September 30, 2013 from $30.5 million in the same period of 2012, primarily as a result of depreciation on the 34 properties acquired in 2012 and 2013.

Interest expense decreased from $24.9 million in the nine months ended September 30, 2012 to $24.8 million in the same period in 2013. The decrease was due to reduced interest rates on our line of credit and term notes as a result of our refinancing in June 2013.

During the nine months ended September 30, 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Nine months ended
(in thousands)	September 30, 2013	September 30, 2012
Net income attributable to common shareholders	$51,892	$41,666
Net income attributable to noncontrolling interest	331	421
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	33,477	30,178
Depreciation of real estate included in discontinued operations	—	787
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	1,119	1,205
Gain on sale of real estate	(421)	(4,498)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(547)	(721)

FFO available to common shareholders	$85,851	$69,038

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2013, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At September 30, 2013, our leverage ratio as defined in the agreements was approximately 35.2%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2013, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $85.6 million and $68.4 million for the nine months ended September 30, 2013, and 2012, respectively. The increase in operating cash flows from 2012 to 2013 was primarily due to the increase in net income.

Cash used in investing activities was $68.8 million and $81.4 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used from 2012 to 2013 was due to the acquisition of 14 storage facilities in the nine months ended September 30, 2012 as compared to the six storage facilities in the same period of 2013. In 2013 we also sold our equity interest and a mortgage note in a consolidated joint venture resulting in net proceeds of $4.4 million. During the nine months ended September 30, 2012 we sold 17 stores resulting in net proceeds of $47.7 million.

Cash (used in) provided by financing activities was ($14.4) million and $11.0 million for the nine months ended September 30, 2013 and 2012, respectively. In 2013 we issued shares under our continuous equity offering program to fund acquisitions and to pay down a net of $56 million on our line of credit. In 2012 we issued shares under our continuous equity offering program to fund acquisitions and to pay down a net of $20 million on our line of credit. The issuance of additional shares of common stock resulted in an increase in our dividend payments from $39.3 million in the nine months ended September 2012 as compared to $46.3 million for the same period of 2013.

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangement. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2013 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2013 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at September 30, 2013 on the Company’s available line of credit was approximately 1.68% (2.21% at December 31, 2012). At September 30, 2013, there was $126 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2013 the margin is 1.65%).

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

The Company also maintains a $150 million unsecured term note maturing in April 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB-).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $3.2 million of mortgages payable that are secured by two storage facilities.

On February 27, 2013, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC fka Jefferies & Company, Inc. (“Jefferies”) and SunTrust Robinson Humphrey, Inc. (“SunTrust”) pursuant to which the Company may sell from time to time up to $175 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended September 30, 2013, the Company issued 444,910 shares under this Equity Program at a weighted average issue price of $72.11 per share, generating net proceeds of $31.6 million after deducting $0.5 million of sales commissions payable to Jefferies. During the nine months ended September 30, 2013, the Company issued 1,266,910 shares under this Equity Program at a weighted average issue price of $65.58 per share, generating net proceeds of $81.9 million after deducting $0.5 million of sales commissions payable to SunTrust, $0.2 million to Wells Fargo, and $0.5 million to Jefferies. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of three storage facilities. As of September 30, 2013, the Company had $91.9 million available for issuance under the Equity Program.

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

We implemented a new Dividend Reinvestment Plan in March 2013 which replaced our previous plan which was suspended in November 2009. We issued 47,467 shares under the new plan in the nine months ended September 30, 2013.

During the nine months ended September 30, 2013 and 2012, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2013, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

CONTRACTUAL OBLIGATIONS

The Company has certain obligations under lease agreements with respect to four self storage facilities in New York and Connecticut. Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. The leases commenced November 1, 2013 and run through December 31, 2028. The Company has an option to purchase the facilities during the period from February 2, 2015 through September 2, 2016.

The following table summarizes our future contractual obligations related to these leases:

	Payments due by period
Contractual obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
Storage facility leases	$121.1 million	$1.0 million	$12.2 million	$13.2 million	$94.7 million

ACQUISITION AND DISPOSITION OF PROPERTIES

In the nine months ended September 30, 2013, the Company acquired six self-storage facilities comprising 0.3 million square feet in Colorado (1), Massachusetts (1), New York (3), and Texas (1) for a total purchase price of $50.2 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 4.0% on these purchases and ranged from 2.3% to 6.5%.

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

In October 2013, the Company sold one non-strategic storage facility in Ohio for net proceeds of approximately $3.2 million resulting in a gain of approximately $0.3 million. We may seek to sell additional properties to third parties or joint venture programs in 2013.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2013, and at September 30, 2013 we had one property under contract to be purchased for approximately $6.3 million. In addition, on November 1, 2013, we commenced the lease of four self storage facilities in New York and Connecticut with annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. The lease commenced November 1, 2013 and runs through December 31, 2028. We have an option to purchase the facilities during the period from February 2, 2015 through September 2, 2016.

In the nine months ended September 30, 2013, we added 109,000 square feet to existing properties for a total cost of approximately $6.4 million. In 2012, we added 372,000 square feet to existing properties, and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. Although we do not expect to construct any new facilities in 2013, we do plan to complete an additional $14.8 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first nine months of 2013 we spent approximately $8.5 million on such improvements and we expect to spend approximately $6.4 million for the remainder of 2013.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2013, 199,163 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. The LIBOR base rates have been contractually fixed on $325 million of our debt through the interest rate swap termination dates. See Note 8 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Based on our outstanding unsecured floating rate debt of $374 million at September 30, 2013, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $0.5 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2013. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2013. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2013.

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

During the quarterly period ended September 30, 2013, the Company issued 4,000 shares of common stock as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $153,420 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

On November 1, 2013, the Company, through its Operating Partnership, completed certain transactions with respect to the lease of four (4) self-storage properties located in New York (2) and Connecticut (2). The properties are leased under the following four (4) real estate leases: (i) lease by and between the Operating Partnership, as lessee, and Carlos A. Arredondo, with respect to certain property in Milford, Connecticut, (ii) lease by and between the Operating Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo (collectively, the “Arredondo Parties”), as lessor, with respect to certain property in Farmingdale, New York, (iii) lease by and between the Operating Partnership, as lessee, and the Arredondo Parties, as lessor, with respect to certain property in Hicksville, New York, and (iv) lease by and between the Operating Partnership, as lessee, and the Arredondo Parties, as lessor, with respect to certain property in Danbury, Connecticut.

Each lease has a term of fifteen (15) years and two (2) months commencing on November 1, 2013 and the leases provide for an aggregate annual rent of $6,000,000, with a four percent (4%) increase per year starting on January 1, 2015. The leases also provide that the Operating Partnership has an option to purchase the properties for a fixed period of time between February, 2015 and September, 2016. The Company has future contractual obligations under the leases as described in Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” above.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012;

(iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012;

(iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 6, 2013
Date