Form 10-K
period 2013-12-31
SOVRAN SELF STORAGE INC
filed 2014-02-27
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, 31,416,052 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,991,498,499 (based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2013).

As of February 14, 2014, 32,579,552 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

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

Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and its consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or “Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2013, we held ownership interests in, leased, and/or managed 478 Properties consisting of approximately 32.4 million net rentable square feet, situated in 25 states. Among our 478 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, and 22 properties that we manage and in which have no ownership interest, and four properties we lease. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage®.

We own an indirect interest in 452 of the Properties through a limited partnership (the “Partnership”). Included in the 452 properties are the 55 facilities in our unconsolidated joint ventures. The Partnership also leases, but has no ownership in, four facilities under a long-term lease with the option to buy the facilities during a 16 month window starting in February 2015. In total, we own a 99.4% economic interest in the Partnership and unaffiliated third parties own collectively a 0.6% limited partnership interest at December 31, 2013. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

Industry Overview

We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Better facilities, such as those owned and/or managed by the Company, are usually fenced and well lighted with automated access systems, surveillance cameras, and have a full-time manager. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day and in certain circumstances are provided with 24-hour access. Individual storage spaces are secured by the customer’s lock, and the customer has sole control of access to the space.

According to the 2014 Self-Storage Almanac, of the approximately 52,000 facilities in the United States, approximately 11% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, and call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third party management platforms.

Property Management

We have over 28 years experience managing self storage facilities and the combined experience of our key personnel has made us one of the leaders in the industry. All of our stores operate under the user-friendly name of Uncle Bob’s Self Storage®, and we employ the following strategies with respect to our property management:

Our People:

We recognize the importance of quality people to the success of an organization. Our store personnel are held to high standards for customer service, store appearance, financial performance, and overall operations. They are supported with state of the art training tools including an online learning management system, and a company intranet, and an extensive network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel.

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

Ancillary Income:

We know that our 250,000 customers require more than just a storage space. With that in mind, we offer a wide range of other products and services that fulfill their needs while providing us ancillary income. Whereas our Uncle Bob’s trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn a commission. We also earn incidental income from billboards and cell towers.

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

Revenue Management:

Our proprietary revenue management system is constantly evolving through the efforts of our revenue management group and our arrangement with Veritec Solutions. We have the ability to change pricing instantaneously for any one unit type, at any single location, based on occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we are able to implement rental rate increases at optimal times to increase revenues. Advanced pricing analytics enable us to reduce the amount of concessions, attracting a more stable customer base and discouraging short term price shoppers. We believe this will lead to revenue growth.

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by experienced Project Managers. Those inspections provide the basis for short and long term planned projects which are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, etc. is contracted through local providers who have a clear understanding of our standards. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. Further, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. Most recently we have begun installation of solar panels and LED lighting which are both environmentally friendly and have the potential to substantially reduce energy consumption (thereby reducing costs) in the buildings in which they are installed.

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

Several of our competitors are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

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

During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. During 2012, we sold 17 non-strategic storage facilities in Maryland, Michigan, and Texas for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. Although we sold no stores in 2011, during 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million.

Distribution Policy

We intend to pay regular quarterly distributions to our shareholders. However, future distributions by us will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income (which does not include capital gains). Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the minimum requirements.

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

We have a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin was 1.5%). At December 31, 2013, there was $125.3 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 2018, but can be extended for 2 one year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In 2013, the Company utilized a continuous equity offering program (“Equity Program”) pursuant to which we could sell from time to time up to $175 million in aggregate offering price of shares of our common stock. During 2013, we issued approximately 1.67 million shares under the Equity Program for net proceeds of approximately $107.8 million. During 2012 we issued approximately 1.39 million shares under our previous Equity Program for net proceeds of approximately $75.3 million. During 2011 we issued 1.17 million shares under the previous Equity Program for net proceeds of approximately $46.4 million. The Company has $65.5 million availability for issuance of shares under the current Equity Program. The Company may enter into another continuous equity offering program in 2014.

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

Employees

We currently employ a total of 1,268 employees, including 478 property managers, 32 area managers, and 574 associate managers and part-time employees. At our headquarters, in addition to our six senior executive officers, we employ 178 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

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

Our Acquisitions May Not Perform as Anticipated

We have completed many acquisitions of self-storage facilities since our initial public offering of common stock in June 1995. Our strategy is to continue to grow by acquiring additional self-storage facilities. Acquisitions entail risks that investments will fail to perform in accordance with our expectations. Our judgments with respect to the prices paid for acquired self-storage facilities and the costs of any improvements required to bring an acquired property up to our standards may prove to be inaccurate. Acquisitions also involve general investment risks associated with any new real estate investment.

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

Rising Interest Rates. Indebtedness that we incur under the unsecured credit facility and bank term notes bears interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense, which would reduce our cash available for distribution and our ability to pay expected distributions to our shareholders. We manage our exposure to rising interest rates using interest rate swaps and other available mechanisms. If the amount of our indebtedness bearing interest at a variable rate increases, our unsecured credit facility may require us to enter into additional interest rate swaps.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one and in some cases two debt ratings agencies. Should we fail to attain an investment grade rating from the agencies, the interest rate on our line of credit and $325 million of our bank term notes would increase by 0.25%, and the rate on our $150 million term note due 2016 and our $100 million term note due 2021 would increase by 1.750%.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2013, our Board of Directors authorized and we declared quarterly common stock dividends of $0.48 per share in January and April, and $0.53 per share in July and October, the equivalent of an annual rate of $2.02 per share. In addition, our board of directors authorized and we declared an increased quarterly common stock dividend of $0.68 per share in January 2014. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2013, 185 of our 478 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2013, these facilities accounted for approximately 40% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business. Security breaches or a failure of such networks, systems or technology could adversely impact our business and customer relationships.

We are heavily dependent upon automated information technology and Internet commerce, with many of our new tenants coming from the Internet or the telephone, and the nature of our business involves the receipt and retention of personal information about our customers. We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events.

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that resulted in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures. Further, viruses and other related risks could negatively impact our information technology processes. We could also be subject to a “cyber-attack” or other data security breach which would penetrate our network security, resulting in misappropriation of our confidential information, including customer personal information. System disruptions and shutdowns could also result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to move out of rented storage spaces. Such events could lead to lost future sales and adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2013, we held ownership interests in, leased, and/or managed a total of 478 Properties situated in twenty-five states. Among our 478 self-storage properties are 25 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner and 22 properties that we manage and in which have no ownership interest.

Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 18,000 to 181,000 net rentable square feet, with an average of approximately 68,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, and some customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2013:

	Number of
	Stores at			Percentage
	December 31,	Square	Number of	of Store
	2013	Feet	Spaces	Revenue
Alabama	22	1,634,608	11,954	3.7%
Arizona	10	669,616	5,959	1.7%
Colorado	5	330,921	2,819	1.1%
Connecticut	8	607,799	6,108	1.8%
Florida	68	4,558,062	44,237	13.9%
Georgia	30	2,097,917	18,168	5.6%
Illinois	10	760,286	7,056	2.5%
Kentucky	2	144,914	1,323	0.5%
Louisiana	16	946,676	8,048	2.8%
Maine	2	113,960	1,012	0.4%
Maryland	3	138,729	1,619	0.6%
Massachusetts	13	695,307	6,691	2.8%
Mississippi	15	1,154,747	8,815	2.9%
Missouri	8	515,098	4,574	1.7%
New Hampshire	4	261,136	2,343	0.8%
New Jersey	21	1,540,901	16,615	6.7%
New York	34	2,043,575	19,588	7.7%
North Carolina	25	1,570,103	14,692	4.2%
Ohio	23	1,580,121	13,144	4.4%
Pennsylvania	7	438,516	3,659	1.3%
Rhode Island	4	206,371	1,927	0.8%
South Carolina	8	449,408	3,930	1.3%
Tennessee	4	291,244	2,418	0.8%
Texas	117	8,316,205	69,218	26.1%
Virginia	19	1,289,447	12,070	3.9%

Total	478	32,355,667	287,987	100.0%

At December 31, 2013, the Properties had an average occupancy of 88.1% and an annualized rent per occupied square foot of $11.54.

Item 3.	Legal Proceedings

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

Quarter 2012	High	Low
1st	$50.15	$42.75
2nd	53.73	46.93
3rd	58.99	49.92
4th	63.32	55.66

Quarter 2013	High	Low
1st	$67.44	$60.29
2nd	71.55	62.11
3rd	76.53	64.69
4th	80.24	63.07

As of February 14, 2014, there were approximately 826 holders of record of our Common Stock.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2013 represent 100% ordinary income.

History of Dividends Declared on Common Stock
January 2012	$0.450 per share
April 2012	$0.450 per share
July 2012	$0.450 per share
October 2012	$0.450 per share

January 2013	$0.480 per share
April 2013	$0.480 per share
July 2013	$0.530 per share
October 2013	$0.530 per share

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2013, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(#)	Weighted average exercise price of outstanding options, warrants and rights($)	Number of securities remaining available for future issuance(#)

Equity compensation plans approved by shareholders:
2005 Award and Option Plan	103,568	$43.35	636,188
2009 Outside Directors’ Stock Option and Award Plan	23,000	$50.62	94,539
1995 Outside Directors’ Stock Option Plan	4,000	$49.65	0
Deferred Compensation Plan for Directors(1)	41,940	N/A	5,616
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2008 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

SOVRAN SELF STORAGE, INC.

DECEMBER 31, 2008 - DECEMBER 31, 2013

	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013
S&P	100.00	126.46	145.51	148.59	172.37	228.19
NAREIT	100.00	127.99	163.76	177.32	212.26	218.32
SSS	100.00	107.82	116.81	110.89	166.87	180.44

The foregoing item assumes $100.00 invested on December 31, 2008, with dividends reinvested.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009

Operating Data
Operating revenues	$273,507	$234,082	$200,860	$181,874	$180,453
Income from continuing operations	71,472	48,121	27,314	30,819	15,943
Income from discontinued operations(1)	3,123	7,520	4,215	11,722	5,711
Net income	74,595	55,641	31,529	42,541	21,654
Net income attributable to common shareholders	74,126	55,128	30,592	40,642	19,916
Income from continuing operations per common share attributable to common shareholders - diluted	2.26	1.61	0.95	1.05	0.60
Net income per common share attributable to common shareholders - basic	2.37	1.88	1.11	1.48	0.84
Net income per common share attributable to common shareholders - diluted	2.36	1.87	1.10	1.48	0.84
Dividends declared per common share(2)	2.02	1.80	1.80	1.80	1.54

Balance Sheet Data
Investment in storage facilities at cost	$1,864,637	$1,742,354	$1,525,283	$1,349,927	$1,295,324
Total assets	1,561,875	1,484,310	1,343,544	1,184,369	1,183,896
Total debt	626,254	684,251	625,423	488,954	481,219
Total liabilities	678,226	742,910	673,539	527,226	518,837

Other Data
Net cash provided by operating activities	$120,646	$98,762	$79,897	$73,671	$59,143
Net cash used in investing activities	(114,345)	(175,664)	(189,879)	(32,605)	(4,448)
Net cash (used in) provided by financing activities	4,032	76,836	111,537	(46,010)	(48,471)

(1)	In 2013 we sold four stores, in 2012 we sold seventeen stores, in 2010 we sold ten stores, and in 2009 we sold five stores whose results of operations and gain (loss) on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2009 we declared dividends in March, July, and October. On January 4, 2010 we declared a dividend of $0.45 per common share, and therefore it is not included in the 2009 column. In 2010, 2011 and 2012 we declared regular quarterly dividends of $0.45 in January, April, July and October. In 2013 we declared regular quarterly dividends of $0.48 in January and April, and $0.53 in July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Overview

We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self-Storage”®.

Operating Strategy

Our operating strategy is designed to generate growth and enhance value by:

A.	Increasing operating performance and cash flow through aggressive management of our stores:

•	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:

•	Our Customer Care Center, established in 2000, answers sales inquires and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts. This provides us flexibility well beyond that of any operator using off the shelf software;

•	The Uncle Bob’s truck move-in program, under which, at present, 332 of our stores offer a free Uncle Bob’s truck to assist our customers moving into their spaces, and acts as a moving billboard further supporting our branding efforts;

•	Our dehumidification system, known as Dri-guard, which provides our customers with a better environment to store their goods and improves yields on our Properties;

•	Strategic and efficient Web and Mobile marketing that places Uncle Bob’s in front of customers in search engines at the right time for conversion;

•	Regional marketing which creates effective brand awareness in the cities where we do business.

•	Our customized computer applications link each of our primary sales channels (customer care center, web, and store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This also provides us with raw data on historical and current pricing, move-in and move-out activity, specials and occupancies, etc. This data is then used within the advanced pricing analytics programs employed by our revenue management team.

•	Our store managers receive a high level of training. New store employees are assigned a Certified Training Manager as a mentor during their initial training period. In addition, all employees have access to our online Learning and Performance Management System internally named eBOB for initial training as well as continuing education. Finally, we have a company intranet that acts as a communications portal for company policy and procedures, online ordering, incentive rankings, etc.

B.	Acquiring additional stores:

•	Our objective is to acquire new stores in markets in which we currently operate. This is a proven strategy we have employed over the years as it facilitates our branding efforts, grows market share, and allows us to achieve improved economies of scale through shared advertising, payroll, and other services.

•	We also look to enter new markets that are in the top 50 MSA by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third party management opportunities to continue to grow market share, branding and enhance economies of scale.

C.	Expanding our management business:

•	We see our management business as a source of future acquisitions. We hold a minority interest in two joint ventures which hold a total of 55 properties that we manage. In addition, we manage 22 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.

D.	Expanding and enhancing our existing stores:

•	Over the past 5 years we have undertaken a program of expanding and enhancing our Properties. In 2009, we completed construction of a new 78,000 square foot facility in Richmond, Virginia, added 175,000 square feet to other existing Properties, and converted 64,000 square feet to premium storage for a total cost of approximately $18 million; in 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million; in 2011, we added 118,000 square feet to existing Properties and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million; in 2012, we added 372,000 square feet to existing Properties and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million; and in 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million. In 2011, 2012, and 2013 we also installed solar panels at 13 locations for a total cost of approximately $3.3 million. Our solar panel initiative has reduced energy consumption and operating cost at those installed locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The recent economic conditions and the credit market environment have resulted in a decrease in new supply on a national basis in the last five years. With the recent loosening of the debt and equity markets, we have seen capitalization rates on quality acquisitions (expected annual return on investment) decrease from approximately 6.25% to 5.75%.

We believe our industry weathered the most recent recession very well. Although our industry experienced softness in 2008 through 2011, our same store sales showed positive increases save for 2009, when we showed a 3.1% decrease in same store revenue. That was the first time in recent history that we recorded lower same store sales. We feel our recent performance further supports the notion that the self-storage industry holds up well through recessions.

We believe our same-store move-ins in 2013 were lower than 2012 due to the fact that our stores were higher occupied in 2013, resulting in less space to rent. Although same store move outs showed an increase in 2013 over 2012, the actual move outs as a percentage of occupied spaces was lower in 2013 than 2012.

	2013	2012	Change
Same store move ins	151,134	157,722	(6,588)
Same store move outs	148,837	146,265	2,572

Difference	2,297	11,457	9,160

We expect conditions in most of our markets to continue the recovery that we saw in 2011 through 2013 and are forecasting 5% to 6% revenue growth on a same store basis in 2014.

We were able to maintain relatively flat expenses at the store operating level from 2009 through 2012, but did see above average increases in property taxes and insurance in 2013. We do expect same store expense growth to continue to see pressure from property tax increases in 2014. We believe the expense increases, even with the pressure from property taxes, will be at a manageable level of between 5% and 6%.

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

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess any impairment of value whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, significant damage sustained from accidents or natural disasters, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. During 2011 we recorded an impairment charge at one of our stores as of a result of a structural deficiency that we decided to address by demolishing the buildings in 2012. No assets had been determined to be impaired under this policy in 2013.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we do not have any current expectation of making significant changes in 2014.

Consolidation and investment in joint ventures: We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity or have the power to direct the activities most significant to the economic performance of the entity. Investments in joint ventures that we do not control but over which we have significant influence are reported using the equity method. Under the equity method, our investment in joint ventures are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures.

Revenue and Expense Recognition: Rental income is recognized when earned pursuant to month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue.

Qualification as a REIT: We operate, and intend to continue to operate, as a REIT under the Code, but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. If we fail to qualify as a REIT, any requirement to pay federal income taxes could have a material adverse impact on our financial condition and results of operations.

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

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

We recorded rental revenues of $253.4 million for the year ended December 31, 2013, an increase of $35.5 million or 16.3% when compared to 2012 rental revenues of $217.9 million. Of the increase in rental revenue, $15.8 million resulted from a 7.4% increase in rental revenues at the 358 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012, excluding the properties we sold in 2012 and 2013). The increase in same store rental revenues was a result of a 340 basis point increase in average occupancy and a 2.6% increase in rental income per square foot. The remaining increase in rental revenue of $19.7 million resulted from the revenues from the acquisition of 39 properties and the lease of four properties completed since January 1, 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.9 million for the year ended December 31, 2013 compared to 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $6.2 million or 11.2% in 2013 compared to 2012. The 358 core properties considered in the same store pool experienced a $1.1 million or 2.0% increase in operating expenses as a result of increases in payroll, credit card fees and snow removal costs. The same store pool benefited from reduced yellow page advertising expense. In addition to the same store operating expense increase, operating expenses increased $5.1 million from the acquisition of 39 properties and the lease of four properties completed since January 1, 2012. Real estate tax expense increased $4.4 million as a result of a 7.4% increase in property taxes on the 358 same store pool and the inclusion of taxes on the properties acquired or leased in 2013 and 2012.

Our 2013 same store results consist of only those properties that were included in our consolidated results since January 1, 2012, excluding the properties we sold in 2013 and 2012. The following table sets forth operating data for our 358 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2013	2012	Change

Same store rental income	$228,357	$212,596	7.4%
Same store other operating income	12,284	10,745	14.3%

Total same store operating income	240,641	223,341	7.7%

Payroll and benefits	22,521	22,277	1.1%
Real estate taxes	22,999	21,417	7.4%
Utilities	9,262	9,167	1.0%
Repairs and maintenance	8,734	8,488	2.9%
Office and other operating expenses	8,776	8,339	5.2%
Insurance	3,819	3,435	11.2%
Advertising and yellow pages	1,411	1,734	-18.6%

Total same store operating expenses	77,522	74,857	3.6%

Same store net operating income	$163,119	$148,484	9.9%

Net operating income increased $28.9 million or 18.4% as a result of a 9.9% increase in our same store net operating income and the acquisitions and property leases completed since January 1, 2012.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2013 and 2012 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2013	2012

Net operating income
Same store	$163,119	$148,484
Other stores and management fee income	22,576	8,359

Total net operating income	185,695	156,843

General and administrative	(34,939)	(32,313)
Acquisition related costs	(3,129)	(4,328)
Operating leases of storage facilities	(1,331)	—
Depreciation and amortization	(45,233)	(40,542)
Interest expense	(32,000)	(33,166)
Interest income	40	4
Gain on sale of real estate	421	687
Equity in income of joint ventures	1,948	936
Income from discontinued operations	3,123	7,520

Net income	$74,595	$55,641

General and administrative expenses increased $2.6 million or 8.1% from 2012 to 2013. The key drivers of the increase were a $1.6 million increase in salaries and performance incentives, and a $1.0 million increase in internet advertising.

Acquisition related costs decreased by $1.2 million as a result of the $94.9 million of stores acquired or leased in 2013 compared to the $189.1 million of stores acquired in 2012.

The Operating leases of storage facilities in 2013 relates to lease agreements entered in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million.

Depreciation and amortization expense increased to $45.2 million in 2013 from $40.5 million in 2012, primarily as a result of depreciation on the properties acquired in 2012 and 2013.

Interest expense decreased from $33.2 million in 2012 to $32.0 million in 2013. The decrease was mainly due to the refinancing of our bank line of credit and term notes in June 2013 which reduced our interest rate on those obligations. In addition, in September 2013 we replaced a maturing fixed rate term note with a bank term loan with a lower interest rate.

During 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million. During 2012, we sold a portion of one of our facilities and a parcel of land for net proceeds of $3.3 million resulting in a gain of $0.7 million.

In the 4th quarter of 2013, we sold four non-strategic facilities in Ohio, Florida (2), and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately 2.4 million. In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4) and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The 2013 and 2012 operations of these facilities are reported in income from discontinued operations for all periods presented.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

We recorded rental revenues of $217.9 million for the year ended December 31, 2012, an increase of $29.5 million or 15.7% when compared to 2011 rental revenues of $188.4 million. Of the increase in rental revenue, $10.8 million resulted from a 5.9% increase in rental revenues at the 329 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2011, excluding the one property we developed in 2009 and the 21 properties we sold in 2012 and 2013). The increase in same store rental revenues was a result of a 520 basis point increase in average occupancy which was offset by a 1.4% decrease in rental income per square foot. The remaining increase in rental revenue of $18.8 million resulted from the continued lease-up of our Richmond, Virginia property constructed in 2009 and the revenues from the acquisition of 57 properties completed in 2011 and 2012. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.7 million for the year ended December 31, 2012 compared to 2011 primarily as a result of increased commissions earned on customer insurance and from having a full year of fees for managing the properties in the joint venture (Sovran HHF Storage Holdings II LLC) which began operations in July 2011. We also earned a $0.1 million acquisition fee from this joint venture in 2012 compared to an acquisition fee of $0.7 million earned from the joint venture in 2011.

Property operations and maintenance expenses increased $3.4 million or 6.5% in 2012 compared to 2011. The 329 core properties considered in the same store pool experienced a $1.1 million or 2.3% decrease in operating expenses as a result of lower utilities due to a mild winter and energy savings initiatives. The same store pool also benefited from reduced yellow page advertising expense and reduced credit card fees. The decrease in same store operating expenses was offset by the $4.5 million increase in operating expenses resulting from the 57 properties acquired in 2011 and 2012. Real estate tax expense increased $2.9 million as a result of a 2.3% increase in property taxes on the 329 same store pool and the inclusion of taxes on the properties acquired in 2012 and 2011.

Our 2012 same store results consist of only those properties that were included in our consolidated results since January 1, 2011, excluding the one property we developed in 2009 and the 21 properties we sold in 2012 and 2013. The following table sets forth operating data for our 329 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2012	2011	Change
Same store rental income	$193,179	$182,424	5.9%
Same store other operating income	10,088	8,774	15.0%

Total same store operating income	203,267	191,198	6.3%

Payroll and benefits	20,479	20,088	1.9%
Real estate taxes	18,836	18,417	2.3%
Utilities	8,236	8,713	-5.5%
Repairs and maintenance	7,676	7,329	4.7%
Office and other operating expenses	7,568	7,800	-3.0%
Insurance	2,953	2,926	0.9%
Advertising and yellow pages	1,632	2,820	-42.1%

Total same store operating expenses	67,380	68,093	-1.0%

Same store net operating income	$135,887	$123,105	10.4%

Net operating income increased $27.0 million or 20.8% as a result of a 10.4% increase in our same store net operating income and the acquisitions completed since January 1, 2011.

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

	Year ended December 31,
(dollars in thousands)	2012	2011

Net operating income
Same store	$135,887	$123,105
Other stores and management fee income	20,956	6,777

Total net operating income	156,843	129,882

General and administrative	(32,313)	(25,986)
Acquisition related costs	(4,328)	(3,278)
Impairment of storage facility	—	(1,047)
Depreciation and amortization	(40,542)	(34,836)
Interest expense	(33,166)	(38,549)
Interest income	4	83
Casualty loss	—	(126)
Gain on sale of real estate	687	1,511
Equity in income (losses) of joint ventures	936	(340)
Income from discontinued operations	7,520	4,215

Net income	$55,641	$31,529

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

Depreciation and amortization expense increased to $40.5 million in 2012 from $34.8 million in 2011, primarily as a result of depreciation on the 57 properties acquired in 2011 and 2012.

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

In July and August of 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4) and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The 2012 and 2011 operations of these facilities, as well as the operations of the 4 stores disposed of in 2013, are reported in income from discontinued operations for all periods presented.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Net income attributable to common shareholders	$74,126	$55,128	$30,592	$40,642	$19,916
Net income attributable to noncontrolling interests	469	513	937	1,899	1,738
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	44,369	40,153	34,835	31,218	31,026
Depreciation of real estate included in discontinued operations	313	1,137	1,742	1,938	2,793
Depreciation and amortization from unconsolidated joint ventures	1,496	1,595	1,018	788	820
Casualty and impairment loss	—	—	1,173	—	—
(Gain) loss on sale of real estate	(2,852)	(5,185)	(1,511)	(6,944)	509
Funds from operations allocable to noncontrolling interest in Operating Partnership	(742)	(881)	(812)	(885)	(984)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	—	—	(567)	(1,360)	(1,360)

Funds from operations available to common shareholders	$117,179	$92,460	$67,407	$67,296	$54,458

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2013, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2013, our leverage ratio as defined in the agreements was approximately 34.1%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2013, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $120.6 million, $98.8 million and $79.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in operating cash flows from 2012 to 2013 and from 2011 to 2012 was primarily due to an increase in net income.

Cash used in investing activities was $114.3 million, $175.7 million, and $189.9 million for the years ended December 31, 2013, 2012, and 2011 respectively. The decrease in cash used from 2012 to 2013 was primarily due to $186.9 million spent in 2012 to purchase 28 storage facilities compared to the $94.8 million spent in 2013 on the acquisition of 11 storage facilities. Also, in 2012 we received $47.7 million from the sale of storage facilities as compared to the $11.7 million we received in 2013 from the sale of storage facilities. The decrease in cash used from 2011 to 2012 was primarily due to $47.7 million in proceeds from the sale of storage facilities in 2012. No facilities were sold in 2011. The decrease in cash used as a result of the sales proceeds was partially offset by the $186.9 million spent in 2012 to purchase storage facilities compared to the $150.4 million spent in 2011 on the acquisition of storage facilities.

Cash used in financing activities was $4.0 million in 2013 compared to cash provided by financing activities of $76.8 million and $111.5 million in 2012 and 2011, respectively. In 2013, we used the $119.5 million net proceeds from the sale of common stock to paydown our line of credit and to fund a portion of the property acquisitions. In 2012 we realized $78.9 million from the sale of our common stock through our at the market equity offering and stock option plans, and $59.0 million in net proceeds from draws on our line of credit to fund a portion of our acquisitions and capital improvements. In 2011, we realized $47.0 million from the sale of our common stock through our at the market equity offering and $211.0 million in proceeds, net of repayments, from our new credit agreements to fund our acquisitions, joint venture activity and mortgage payoffs of $77.0 million.

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangement. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at December 31, 2013 on the Company’s available line of credit was approximately 1.67% (2.21% at December 31, 2012). At December 31, 2013, there was $125.3 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In January and February 2014, the Company acquired six storage facilities for cash consideration of approximately $86.7 million. These acquisitions were funded with draws on the Company’s line of credit. The line of credit balance outstanding after the funding of the six acquisitions was $141.0 million.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin is 1.65%).

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $2.3 million of mortgages payable that are secured by a storage facility.

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

During 2013, the Company issued 1,667,819 shares under this Equity Program at a weighted average issue price of $65.66 per share, generating net proceeds of $107.8 million after deducting $0.5 million of sales commissions payable to SunTrust, $0.5 million to Wells Fargo, and $0.5 million to Jefferies. In addition to sales commissions, the Company incurred expenses of $0.2 million in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of 11 storage facilities. As of December 31, 2013, the Company had $65.5 million available for issuance under the Equity Program.

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

We implemented a new Dividend Reinvestment Plan in March 2013 which replaced our previous plan which was suspended in November 2009. We issued 68,957 shares under the new plan in 2013.

During 2013 and 2012, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2013, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2014	2015 - 2016	2017 - 2018	2019 and thereafter

Line of credit	$49,000	—	—	$49,000	—
Term notes	575,000	—	$150,000	—	$425,000
Mortgages payable	2,254	$126	276	311	1,541
Interest payments	107,605	22,325	37,449	24,769	23,062
Interest rate swap payments	7,523	5,468	626	790	639
Standby letter of credit	652	652	—	—	—
Limited partnership commitments	2,500	2,500	—	—	—
Land lease	854	52	106	106	590
Expansion and enhancement contracts	14,639	14,639	—	—	—
Building leases	129,260	6,916	14,635	15,712	91,997
Self storage facility acquisitions	92,775	92,775	—	—	—

Total	$982,062	$145,453	$203,092	$90,688	$542,829

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2013 rates. Interest rate swap payments include estimated net settlements of swap liabilities based on forecasted variable rates.

At December 31, 2013, the Company was under contract to acquire seven self-storage facilities for approximately $92.8 million. Six of the properties were acquired in January and February 2014 for $86.7 million. The purchase of the remaining facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

The Company has committed up to $2.5 million for a 16.7% limited partnership interest in an entity that is developing self storage facilities that will be managed by the Company. At December 31, 2013 none of the commitment has been funded.

ACQUISITION OF PROPERTIES

In 2013, we acquired 11 self storage facilities comprising 0.6 million square feet in Colorado (1), Connecticut (1), Florida (1), Massachusetts (1), New Jersey (2), New York (3), and Texas (2) for a total purchase price of $94.9 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 4.8% on these purchases and ranged from 2.3% to 6.5%. In addition to the properties acquired, in November 2013 the Company entered into lease agreements with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. In 2012, we acquired 28 self storage facilities comprising 2.2 million square feet in Arizona (1), Florida (8), Georgia (5), Illinois (9), North Carolina (1), Texas (3), and Virginia (1) for a total purchase price of $189.1 million. In 2011, we acquired 29 self storage facilities comprising 2.0 million square feet in New Jersey (3), Florida (1), Georgia (1), Missouri (1), Texas (22), and Virginia (1) for a total purchase price of $155.1 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2014 and at December 31, 2013 we had seven properties under contract to be purchased for $92.8 million. Six of the properties were acquired in January and February 2014.

During 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million. During 2012, we added 372,000 square feet to existing Properties, and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. In 2011, we added 118,000 square feet to existing Properties, and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million. In 2011, 2012, and 2013 we also installed solar panels at 13 locations for a total cost of approximately $3.3 million. Although we do not expect to construct any new facilities in 2014, we do plan to complete approximately $30 million in expansions and enhancements to existing facilities of which $8.2 million was paid prior to December 31, 2013.

In 2013, the Company spent approximately $13.7 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $17.1 million in 2014 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. During 2012, we sold 17 non-strategic storage facilities in Maryland, Michigan, and Texas for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. During 2010 we sold ten non-strategic storage facilities located in Georgia, Michigan, North Carolina and Virginia for net cash proceeds of $23.7 million resulting in a gain of $6.9 million.

We may seek to sell additional Properties to third parties or joint venture partners in 2014.

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

REIT QUALIFICATION AND DISTRIBUTION REQUIREMENTS

As a REIT, we are not required to pay federal income tax on income that we distribute to our shareholders, provided that we satisfy certain requirements, including distributing at least 90% of our REIT taxable income for a taxable year. These distributions must be made in the year to which they relate, or in the following year if declared before we file our federal income tax return, and if they are paid not later than the date of the first regular dividend of the following year.

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2013, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $325 million of our debt through the interest rate swap termination dates. See Note 8 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Through September 2018, $325 million of our $374 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $374 million at December 31, 2013, a 100 basis point increase in interest rates would have a $0.5 million effect on our interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2013. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 27, 2014

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2013	2012
Assets
Investment in storage facilities:
Land	$312,053	$297,648
Building, equipment, and construction in progress	1,552,584	1,444,706

	1,864,637	1,742,354
Less: accumulated depreciation	(366,472)	(324,963)

Investment in storage facilities, net	1,498,165	1,417,391
Cash and cash equivalents	9,524	7,255
Accounts receivable	5,119	3,437
Receivable from unconsolidated joint ventures	883	856
Investment in unconsolidated joint ventures	30,391	34,255
Prepaid expenses	5,978	4,934
Fair value of interest rate swap agreements	794	—
Other assets	11,021	6,676
Net assets of discontinued operations	—	9,506

Total Assets	$1,561,875	$1,484,310

Liabilities
Line of credit	$49,000	$105,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	37,741	36,564
Deferred revenue	6,708	6,388
Fair value of interest rate swap agreements	7,523	15,707
Mortgages payable	2,254	4,251

Total Liabilities	678,226	742,910

Noncontrolling redeemable Operating Partnership Units at redemption value	12,940	12,670

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 32,532,991 shares outstanding at December 31, 2013 (30,446,620 at December 31, 2012)	337	316
Additional paid-in capital	1,066,399	943,604
Dividends in excess of net income	(162,450)	(172,773)
Accumulated other comprehensive loss	(6,402)	(15,242)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	870,709	728,730

Total Liabilities and Shareholders’ Equity	$1,561,875	$1,484,310

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011

Revenues
Rental income	$253,384	$217,906	$188,371
Other operating income	20,123	16,176	12,489

Total operating revenues	273,507	234,082	200,860

Expenses
Property operations and maintenance	61,316	55,163	51,793
Real estate taxes	26,496	22,076	19,185
General and administrative	34,939	32,313	25,986
Acquisition costs	3,129	4,328	3,278
Impairment loss	—	—	1,047
Operating leases of storage facilities	1,331	—	—
Depreciation and amortization	45,233	40,542	34,836

Total operating expenses	172,444	154,422	136,125

Income from operations	101,063	79,660	64,735

Other income (expenses)
Interest expense	(32,000)	(33,166)	(38,549)
Interest income	40	4	83
Casualty loss	—	—	(126)
Gain on sale of real estate	421	687	1,511
Equity in income (losses) of joint ventures	1,948	936	(340)

Income from continuing operations	71,472	48,121	27,314
Income from discontinued operations (including a gain on disposal of $2,431 in 2013 and $4,498 in 2012)	3,123	7,520	4,215

Net income	74,595	55,641	31,529
Net income attributable to noncontrolling interest	(469)	(513)	(937)

Net income attributable to common shareholders	$74,126	$55,128	$30,592

Earnings per common share attributable to common shareholders - basic
Continuing operations	$2.27	$1.62	$0.96
Discontinued operations	0.10	0.26	0.15

Earnings per share - basic	$2.37	$1.88	$1.11

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$2.26	$1.61	$0.95
Discontinued operations	0.10	0.26	0.15

Earnings per share - diluted	$2.36	$1.87	$1.10

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011

Net income	$74,595	$55,641	$31,529
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	8,840	(4,987)	(1)

Total comprehensive income	83,435	50,654	31,528
Comprehensive income attributable to noncontrolling interest	(525)	(467)	(937)

Comprehensive income attributable to common shareholders	$82,910	$50,187	$30,591

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity

Balance January 1, 2011	27,650,829	$288	$816,986	$(148,264)	$(10,254)	$(27,175)	$631,581

Net proceeds from the issuance of common stock	1,166,875	12	46,022	—	—	—	46,034
Exercise of stock options	28,050	—	728	—	—	—	728
Issuance of non-vested stock	106,602	1	616	—	—	—	617
Earned portion of non-vested stock	—	—	1,492	—	—	—	1,492
Stock option expense	—	—	302	—	—	—	302
Deferred compensation outside directors	—	—	239	—	—	—	239
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(3,918)	—	—	—	(3,918)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,227)	—	—	(2,227)
Net income attributable to common shareholders	—	—	—	30,592	—	—	30,592
Change in fair value of derivatives	—	—	—	—	(1)	—	(1)
Dividends	—	—	—	(49,900)	—	—	(49,900)

Balance December 31, 2011	28,952,356	$301	$862,467	$(169,799)	$(10,255)	$(27,175)	$655,539

Net proceeds from the issuance of common stock	1,400,931	14	75,192	—	—	—	75,206
Exercise of stock options	91,520	1	3,735	—	—	—	3,736
Issuance of non-vested stock	1,813	—	—	—	—	—	—
Earned portion of non-vested stock	—	—	2,392	—	—	—	2,392
Stock option expense	—	—	280	—	—	—	280
Deferred compensation outside directors	—	—	122	—	—	—	122
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(584)	—	—	—	(584)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(5,088)	—	—	(5,088)
Net income attributable to common shareholders	—	—	—	55,128	—	—	55,128
Change in fair value of derivatives	—	—	—	—	(4,987)	—	(4,987)
Dividends	—	—	—	(53,014)	—	—	(53,014)

Balance December 31, 2012	30,446,620	$316	$943,604	$(172,773)	$(15,242)	$(27,175)	$728,730

Net proceeds from the issuance of common stock	1,667,819	17	107,810	—	—	—	107,827
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	68,957	1	4,677	—	—	—	4,678
Exercise of stock options	160,515	1	7,016	—	—	—	7,017
Issuance of non-vested stock	189,080	2	(2)	—	—	—	—
Earned portion of non-vested stock	—	—	2,876	—	—	—	2,876
Stock option expense	—	—	301	—	—	—	301
Deferred compensation outside directors	—	—	118	—	—	—	118
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(1)	—	—	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(524)	—	—	(524)
Net income attributable to common shareholders	—	—	—	74,126	—	—	74,126
Change in fair value of derivatives	—	—	—	—	8,840	—	8,840
Dividends	—	—	—	(63,279)	—	—	(63,279)

Balance December 31, 2013	32,532,991	$337	$1,066,399	$(162,450)	$(6,402)	$(27,175)	$870,709

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Operating Activities
Net income	$74,595	$55,641	$31,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,546	41,679	36,578
Amortization of deferred financing fees	834	836	1,184
Gain on sale of storage facilities	(2,431)	(4,498)	—
Gain on sale of real estate	(421)	(687)	(1,511)
Casualty loss	—	—	126
Impairment loss	—	—	1,047
Equity in (income) losses of joint ventures	(1,948)	(936)	340
Distributions from unconsolidated joint venture	2,630	2,184	944
Non-vested stock earned	2,994	2,513	1,492
Stock option expense	301	280	302
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,659)	(451)	(523)
Prepaid expenses	(810)	(977)	434
Advances to joint ventures	(27)	(242)	(413)
Accounts payable and other liabilities	1,079	4,240	7,988
Deferred revenue	(37)	(820)	380

Net cash provided by operating activities	120,646	98,762	79,897

Investing Activities
Acquisition of storage facilities	(94,759)	(186,870)	(150,444)
Improvements, equipment additions, and construction in progress	(33,889)	(36,845)	(28,064)
Net proceeds from the sale of storage facilities	11,741	47,698	—
Net proceeds from the sale of real estate	4,866	3,298	2,019
Casualty insurance proceeds received	—	626	588
Investment in unconsolidated joint ventures	(4,237)	(3,571)	(13,571)
Return of capital from unconsolidated joint ventures	7,360	—	—
Property deposits	(5,427)	—	(407)

Net cash used in investing activities	(114,345)	(175,664)	(189,879)

Financing Activities
Net proceeds from sale of common stock	119,522	78,943	47,001
Proceeds from line of credit	152,000	154,000	198,000
Proceeds from term notes	325,000	—	325,000
Repayment of line of credit	(208,000)	(95,000)	(162,000)
Repayment of term notes	(325,000)	—	(150,000)
Financing costs	(1,554)	—	(4,146)
Dividends paid - common stock	(63,279)	(53,014)	(49,900)
Distributions to noncontrolling interest holders	(402)	(549)	(1,177)
Redemption of operating partnership units	(322)	(7,372)	—
Additional investment in Locke Sovran II LLC	—	—	(14,199)
Mortgage principal payments	(1,997)	(172)	(77,042)

Net cash (used in) provided by financing activities	(4,032)	76,836	111,537

Net increase (decrease) in cash	2,269	(66)	1,555
Cash at beginning of period	7,255	7,321	5,766

Cash at end of period	$9,524	$7,255	$7,321

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$32,909	$32,402	$35,134

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC. - DECEMBER 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2013, we had an ownership interest in, lease, and/or manage 478 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 478 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 22 properties that we manage and have no ownership interest, and four properties we lease. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of December 31, 2013. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary), Locke Sovran I, LLC (a wholly-owned subsidiary), and Locke Sovran II, LLC (a wholly-owned subsidiary). All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2013, there were 198,913 noncontrolling redeemable operating partnership Units outstanding (204,028 at December 31, 2012). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which are included in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2013 and 2012, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2013	2012

Beginning balance noncontrolling redeemable Operating Partnership Units	$12,670	$14,466
Redemption of Operating Partnership Units	(322)	(7,432)
Redemption value in excess of carrying value	1	584
Net income attributable to noncontrolling interests - consolidated joint venture	469	513
Distributions	(402)	(549)
Adjustment to redemption value	524	5,088

Ending balance noncontrolling redeemable Operating Partnership Units	$12,940	$12,670

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include $34,000 and $33,000 held in escrow for encumbered properties at December 31, 2013 and 2012, respectively.

Accounts Receivable: Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.4 million, $0.4 million and $0.5 million at December 31, 2013, 2012 and 2011, respectively.

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

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012, and 2011, advertising costs were $5.4 million, $4.6 million, and $3.2 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2013, 2012, and 2011, $3.1 million, $4.3 million and $3.3 million of acquisition related costs were incurred and expensed, respectively.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2013, 2012, and 2011 was $0.1 million, $0.1 million and $0.1 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to assess any impairment of value. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the property, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. At December 31, 2013 and 2012, no assets had been determined to be impaired under this policy. At December 31, 2011, the Company determined that a building was impaired due to a structural deficiency. The Company recorded an impairment charge of $1.0 million in 2011 related to the write-off of the building value.

Other Assets: Included in other assets are net loan acquisition costs, property deposits, and the value placed on in-place customer leases at the time of acquisition. The loan acquisition costs were $6.3 million and $5.9 million at December 31, 2013, and 2012, respectively. Accumulated amortization on the loan acquisition costs was approximately $2.0 million and $2.3 million at December 31, 2013, and 2012, respectively. Loan acquisition costs are amortized over the terms of the related debt. Property deposits at December 31, 2013 and 2012 were $5.6 million and $0.2 million, respectively.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is disclosed in Note 9. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

Amortization expense related to financing fees was $0.8 million, $0.8 million and $1.2 million for the periods ended December 31, 2013, 2012 and 2011, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded federal and state income tax expense of $0.9 million, $1.3 million and $1.5 million, respectively. The 2013 income tax expense includes current expense of $1.0 million and deferred tax benefit of $0.1 million. At December 31, 2013 and 2012, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2013 and 2012, the Company had no interest or penalties related to uncertain tax provisions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of December 31, 2013, the Company’s taxable REIT subsidiary has current prepaid taxes of $0.3 million and a deferred tax liability of $0.9 million. As of December 31, 2012, the Company’s taxable REIT subsidiary had current prepaid taxes of $0.4 million and a deferred tax liability of $1.0 million.

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

The Company recorded compensation expense (included in general and administrative expense) of $301,000, $280,000 and $302,000 related to stock options and $2.9 million, $2.4 million and $1.5 million related to amortization of non-vested stock grants for the years ended December 31, 2013, 2012 and 2011, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2013 follows:

Weighted Average
Expected life (years)	4.50
Risk free interest rate	0.91%
Expected volatility	32.20%
Expected dividend yield	3.15%
Fair value	$13.95

The weighted-average fair value of options granted during the years ended December 31, 2012 and 2011, were $12.40 and $10.09, respectively.

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

During 2013 and 2011, the Company issued performance based non-vested stock to certain executives. The fair value for the performance based non-vested shares granted in 2013 and 2011 was estimated at the time the shares were granted using a Monte Carlo pricing model applying the following assumptions:

	2013	2011

Expected life (years)	3.0	2.1
Risk free interest rate	0.64%	0.28%
Expected volatility	24.78%	30.75%
Fair value	$35.32	$28.66

The Monte Carlo pricing model was not used to value any other 2013, 2012 and 2011 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

Reclassification: Certain amounts from the 2012 and 2011 financial statements have been reclassified as a result of the sale of four storage facilities in 2013 that have been reclassified as discontinued operations.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011

Numerator:
Net income from continuing operations attributable to common shareholders	$71,023	$47,677	$26,427

Denominator:
Denominator for basic earnings per share - weighted average shares	31,297	29,358	27,674
Effect of Dilutive Securities:
Stock options and non-vested stock	156	131	51

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	31,453	29,489	27,725

Basic Earnings per Common Share from continuing operations attributable to common shareholders	$2.27	$1.62	$0.96
Basic Earnings per Common Share attributable to common shareholders	$2.37	$1.88	$1.11

Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$2.26	$1.61	$0.95
Diluted Earnings per Common Share attributable to common shareholders	$2.36	$1.87	$1.10

Not included in the effect of dilutive securities above are 2,000 stock options and 112,664 unvested restricted shares for the year ended December 31, 2013; and 31,375 stock options and 121,711 unvested restricted shares for the year ended December 31, 2012; and 305,468 stock options and 157,903 unvested restricted shares for the year ended December 31, 2011, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2013 and December 31, 2012.

(Dollars in thousands)	2013	2012
Cost:
Beginning balance	$1,742,354	$1,525,283
Acquisition of storage facilities	93,376	185,431
Improvements and equipment additions	32,241	42,269
Increase (decrease) in construction in progress	1,570	(6,031)
Dispositions and impairments	(4,904)	(4,598)

Ending balance	$1,864,637	$1,742,354

Accumulated Depreciation:
Beginning balance	$324,963	$289,082
Additions during the year	41,929	37,226
Dispositions and impairments	(420)	(1,345)

Ending balance	$366,472	$324,963

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During 2013 and 2012, the Company acquired 11 and 28 self-storage facilities, respectively, and the purchase price of the facilities was assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets)	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2013
Texas	1	2/11/2013	$2,400	$2,382	$—	$18	$337	$2,005	$58	$125
New York	1	3/22/2013	11,050	11,119	—	(69)	2,122	8,736	192	244
Massachusetts	1	3/22/2013	8,850	8,848	—	2	1,553	7,186	111	141
New York	2	8/29/2013	22,000	21,985	—	15	3,320	18,378	302	466
Colorado	1	9/30/2013	5,940	5,859	—	81	628	5,201	111	167
New Jersey	1	11/26/2013	8,535	8,499	—	36	1,843	6,544	148	249
Florida	1	12/4/2013	6,300	6,231	—	69	868	5,306	126	153
Texas	1	12/27/2013	6,900	6,873	—	27	1,547	5,226	127	337
Connecticut	1	12/30/2013	10,160	10,209	—	(49)	1,174	8,817	169	196
New Jersey	1	12/30/2013	12,765	12,754	—	11	1,639	10,946	180	359

Total acquired 2013	11		$94,900	$94,759	$—	$141	$15,031	$78,345	$1,524	$2,437
Leased stores (CT, NY)	4	11/1/2013	—	—	—	—	—	—	—	692

Total acquired or leased	15		$94,900	$94,759	$—	$141	$15,031	$78,345	$1,524	$3,129

2012
Florida	1	5/16/2012	$15,340	$15,163	$—	$177	$2,960	$12,077	$303	$457
Illinois	2	6/6/2012	20,750	20,304	—	446	3,871	16,486	393	420
Virginia	1	6/20/2012	6,920	6,884	—	36	911	5,862	147	196
Georgia	1	7/18/2012	8,500	8,442	—	58	1,560	6,766	174	49
Florida	3	9/18/2012	15,957	15,749	—	208	2,176	13,461	320	328
Georgia	4	9/18/2012	26,883	26,856	—	27	4,438	22,110	335	487
North Carolina	1	9/19/2012	7,400	7,374	—	26	2,337	4,900	163	221
Illinois	1	9/27/2012	4,435	4,365	—	70	1,213	3,129	93	143
Illinois	1	12/10/2012	7,100	6,939	—	161	1,051	5,893	156	221
Arizona	1	12/18/2012	4,650	4,639	—	11	910	3,657	83	83
Illinois	4	12/20/2012	32,250	31,747	—	503	7,080	24,589	581	598
Forida	4	12/21/2012	21,407	21,278	—	129	4,805	16,052	550	607
Texas	3	12/27/2012	14,050	13,956	—	94	2,652	11,091	307	425
Illnois	1	12/31/2012	3,450	3,404	—	46	268	3,126	56	93

Total acquired 2012	28		$189,092	$187,100	$—	$1,992	$36,232	$149,199	$3,661	$4,328

All of the properties acquired in 2013 and 2012 were purchased from unrelated third parties. The operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	2013	2012
In-place customer leases	$14,643	$13,228
Accumulated amortization	(13,551)	(10,337)

Net carrying value at December 31,	$1,092	$2,891

Amortization expense related to in-place customer leases was $3.3 million, $3.3 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense in 2014 is expected to be $1.1 million.

5. DISCONTINUED OPERATIONS

In the 4th quarter of 2013, the Company sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. In 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2013, 2012 and 2011. The following is a summary of the amounts reported as discontinued operations:

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Total revenue	$1,726	$7,069	$10,295
Property operations and maintenance expense	(576)	(2,189)	(3,120)
Real estate tax expense	(145)	(721)	(1,218)
Depreciation and amortization expense	(313)	(1,137)	(1,742)
Net realized gain (loss) on sale of property	2,431	4,498	—

Total income from discontinued operations	$3,123	$7,520	$4,215

Income from continuing operations attributable to common shareholders was $71.0 million, $47.7 million and $26.4 million in 2013, 2012 and 2011, respectively. Income from discontinued operations attributable to common shareholders was $3.1 million, $7.5 million and $4.2 million in 2013, 2012 and 2011, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Dec. 31, 2013	Dec. 31, 2012
Revolving line of credit borrowings	$49,000	$105,000

Term note due September 4, 2013	—	20,000
Term note due September 4, 2013	—	80,000
Term note due April 13, 2016	150,000	150,000
Term note due August 3, 2018	—	225,000
Term note due June 4, 2020	225,000	—
Term note due June 4, 2020	100,000	—
Term note due August 5, 2021	100,000	100,000

Total term notes payable	$575,000	$575,000

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at December 31, 2013 on the Company’s available line of credit was approximately 1.67% (2.21% at December 31, 2012). At December 31, 2013, there was $125.3 million available on the unsecured line of credit net of outstanding letters of credit of $0.7 million and without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2013 the margin is 1.65%).

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

In 2011, the Company entered into a $100 million term note maturing August 5, 2021 bearing interest at a fixed rate of 5.54%. The interest rate on the term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded. The proceeds from this term note were used to fund acquisitions and investments in unconsolidated joint ventures.

The Company also maintains a $150 million unsecured term note maturing April 13, 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2013, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2013 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2013 and 2012 consist of the following:

(dollars in thousands)	December 31, 2013	December 31, 2012
6.76% mortgage note due September 11, 2013, secured by 1 self-storage facility, repaid September 11, 2013	—	896
6.35% mortgage note due March 11, 2014, secured by 1 self-storage facility, repaid December 11, 2013	—	983
5.99% mortgage notes due May 1, 2026, secured by 1 self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.18%)	2,254	2,372

Total mortgages payable	$2,254	$4,251

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2013. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.5% (1.67% at December 31, 2013)	—	—	—	—	$49,000	—	$49,000	$49,000

Notes Payable:

Term note - fixed rate 6.38%	—	—	$150,000	—	—	—	$150,000	$168,565
Term note - variable rate LIBOR+1.65% (1.82% at December 31, 2013)	—	—	—	—	—	$225,000	$225,000	$225,000
Term note - variable rate LIBOR+1.65% (1.82% at December 31, 2013)	—	—	—	—	—	$100,000	$100,000	$100,000

Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$110,816

Mortgage notes - fixed rate 5.99%	$126	$134	$142	$151	$160	$1,541	$2,254	$2,310

Interest rate derivatives - asset	—	—	—	—	—	—	—	$(794)

Interest rate derivatives - liability	—	—	—	—	—	—	—	$7,523

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus in 2013, 2012, and 2011.

The Company has interest rate swap agreements in effect at December 31, 2013 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During 2013, 2012, and 2011, the net reclassification from AOCL to interest expense was $5.3 million, $4.9 million and $10.5 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million in 2014. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $0.8 million and a liability of $7.5 million at December 31, 2013, and a liability of $15.7 million at December 31, 2012.

The Company agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of December 31, 2013, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of December 31, 2013, it could have been required to settle its obligations under the agreements at their net termination value of $6.7 million.

The changes in AOCL for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

(dollars in thousands)	Jan. 1, 2013 to Dec. 31, 2013	Jan. 1, 2012 to Dec. 31, 2012	Jan. 1, 2011 to Dec. 31, 2011

Accumulated other comprehensive loss beginning of period	$(15,242)	$(10,255)	$(10,254)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	5,299	4,889	10,516
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	3,541	(9,876)	(10,517)

Gain (loss) included in other comprehensive loss	8,840	(4,987)	(1)

Accumulated other comprehensive loss end of period	$(6,402)	$(15,242)	$(10,255)

In August 2011, the Company repaid $150 million in variable rate term notes. In August 2011, the Company also terminated two interest rate swap agreements that were designated as hedges of forecasted interest payments on variable rate debt. Realized losses recognized in interest expense in 2011 include $5.5 million in costs to terminate the interest rate swaps. The cost approximated the fair market values of the swaps at the dates of termination. No interest rate swap terminations occurred in 2013 or 2012.

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

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	794	—	794	—
Interest rate swaps	(7,523)	—	(7,523)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2013, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 11 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 2 and 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

During 2011, the Company measured a storage facility at fair value as a result of the determination that the structure of a building was deficient and would need to be demolished. The fair value of the facility was determined by assessing the future discounted cash flows of the facility, which is considered a level 3 input. An impairment charge of $1.0 million was recorded in 2011 as a result of the write-down of the facility to fair value. No such impairment charge was recorded in 2013 or 2012.

10. STOCK BASED COMPENSATION

The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. Options granted under the Plan vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2013, options for 103,568 shares were outstanding under the Plans and options for 636,188 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the Plan, including restricted stock and performance-based vesting restricted stock awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2013, 1,832 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2013, options for 27,000 common shares and 21,166 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2013 options for 94,539 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2013		2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	273,248	$43.45	364,268	$42.76	387,318	$41.72
Granted	8,000	69.90	9,500	49.42	20,000	40.47
Exercised	(160,515)	43.72	(91,520)	40.82	(28,050)	25.96
Adjusted / (forfeited)	9,835	36.37	(9,000)	39.23	(15,000)	44.29

Outstanding at end of year	130,568	$44.82	273,248	$43.45	364,268	$42.76

Exercisable at end of year	60,382	$46.85	165,667	$44.56	220,293	$44.25

A summary of the Company’s stock options outstanding at December 31, 2013 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$20.28 - 29.99	5,000	$24.02	5,000	$24.02
$30.00 - 39.99	5,850	$35.53	2,850	$35.67
$40.00 - 57.79	119,718	$46.14	52,532	$49.63

Total	130,568	$44.82	60,382	$46.85

Intrinsic value of outstanding stock options at December 31, 2013	$2,694,776
Intrinsic value of exercisable stock options at December 31, 2013	$1,144,247

The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011, was $3.6 million, $1.1 million, and $0.4 million respectively.

Proceeds from stock options exercised during the years ended December 31, 2013, 2012, and 2011 amounted to $7.0 million, $3.7 million, and $0.7 million respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2013, or the price on the date of exercise for those exercised during the year. As of December 31, 2013, there was approximately $0.3 million of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The weighted average remaining contractual life of all options is 5.2 years, and for exercisable options is 5.7 years.

Non-vested stock

The Company has also issued 724,379 shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2013, the fair market value of the non-vested stock on the date of grant ranged from $65.00 to $70.66. During 2013, 189,080 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $10.4 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2013		2012		2011
	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	187,535	$37.36	246,634	$37.93	192,776	$39.34

Granted	189,080	54.78	2,592	49.42	106,602	35.02
Vested	(83,419)	35.28	(60,912)	40.13	(52,744)	37.19
Forfeited	—	—	(779)	41.07	—	—

Unvested at end of year	293,196	$49.20	187,535	$37.36	246,634	$37.93

Compensation expense of $2.9 million, $2.4 million and $1.5 million was recognized for the vested portion of non-vested stock grants in 2013, 2012 and 2011, respectively. The fair value of non-vested stock that vested during 2013, 2012 and 2011 was $2.9 million, $2.4 million and $2.0 million, respectively. The total unrecognized compensation cost related to non-vested stock was $13.0 million at December 31, 2013, and the remaining weighted-average period over which this expense will be recognized was 3.3 years.

Performance-based vesting restricted stock

The Company granted a total of 87,040 performance shares under the Plan during 2013 which are included above. In 2011, the Company granted 42,040 performance shares under the Plan which are also included above. Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance share granted under the Plan on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2013, compensation expense of $0.6 million was recognized for the performance shares granted in 2011 and 2013. The total unrecognized compensation cost related to non-vested performance shares was $2.8 million at December 31, 2013 and the weighted-average period over which this expense will be recognized is 3.0 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 41,940 units outstanding at December 31, 2013. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense which totaled $0.1 million, $0.1 million and $0.2 million in 2013, 2012 and 2011, respectively.

11. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 10% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $78,000, $69,000, and $72,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2013 was $17.4 million. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional and $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. As of December 31, 2013, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2013 was $13.0 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $3.4 million, $3.0 million, and $1.9 million for 2013, 2012, and 2011, respectively. The Company also received an acquisition fee of $0.1 million and $0.7 million, for securing purchases for Sovran HHF II in 2012 and 2011, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income (loss) for 2013, 2012 and 2011 was $1.9 million, $0.9 million, and ($0.4 million), respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The Company’s investment includes a capital contribution of $196,049. The carrying value of the Company’s investment is a liability of $0.5 million at December 31, 2013 and 2012, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2013, 2012, and 2011, the Company’s share of Iskalo Office Holdings, LLC’s income (loss) was $59,000, ($18,000), and ($82,000), respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.8 million, $0.7 million and $0.7 million in 2013, 2012, and 2011, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2013 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$158,029	$187,890	$—
Investment in office building	—	—	4,934
Other assets	5,102	4,601	719

Total Assets	$163,131	$192,491	$5,653

Due to the Company	$476	$407	$—
Mortgages payable	82,084	103,602	6,596
Other liabilities	2,250	1,840	554

Total Liabilities	84,810	105,849	7,150

Unaffiliated partners’ equity (deficiency)	62,657	73,651	(1,036)
Company equity (deficiency)	15,664	12,991	(461)

Total Partners’ Equity (Deficiency)	78,321	86,642	(1,497)

Total Liabilities and Partners’ Equity (Deficiency)	$163,131	$192,491	$5,653

Income Statement Data:
Total revenues	$21,124	$26,850	$1,280
Property operating expenses	(6,738)	(9,409)	(511)
Administrative, management and call center fees	(1,547)	(1,978)	—
Depreciation and amortization of customer list	(3,804)	(4,155)	(230)
Amortization of financing fees	(111)	(203)	(13)
Income tax expense	(86)	(382)	—
Interest expense	(3,552)	(5,181)	(405)

Net income	$5,286	$5,542	$121

Included in other expenses of Sovran HHF II for the year ended December 31, 2012 are $1.1 million of property acquisition related costs. The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF, Sovran HHF II and Iskalo Office Holdings, LLC for the three years ended December 31, 2013 are as follows:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Statement of Operations
Other operating income (management fees and acquisition fee income)	$3,358	$3,177	$2,578
General and administrative expenses (corporate office rent)	811	704	688
Equity in income (losses) of joint ventures	1,948	936	(340)
Distributions from unconsolidated joint ventures	2,630	2,184	944
Advances to joint ventures	(27)	(242)	(413)

Investing activities
Investment in unconsolidated joint ventures	(4,237)	(3,571)	(13,571)
Return of capital from unconsolidated joint ventures	7,360	—	—

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

During 2013, the Company issued 1,667,819 shares of common stock under this Equity Program at a weighted average issue price of $65.66 per share, generating net proceeds of $107.8 million after deducting $0.5 million of sales commissions payable to SunTrust, $0.5 million to Wells Fargo, and $0.5 million to Jefferies. In addition to sales commissions, the Company incurred expenses of $0.2 million in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of 11 storage facilities. As of December 31, 2013, the Company had $65.5 million available for issuance under the Equity Program.

During 2012, the Company issued 1,391,425 shares of common stock under its previously available equity offering program with Wells Fargo at a weighted average issue price of $55.20 per share, generating net proceeds of $75.3 million after deducting $1.5 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $58,000 in connection with this equity offering program during 2012. During 2011, the Company issued 1,166,875 shares of common stock under its previously available equity offering program at a weighted average issue price of $40.59 per share, generating net proceeds of $46.4 million after deducting $0.9 million of sales commissions payable to Wells Fargo. In addition to sales commissions paid to Wells Fargo, the Company incurred expenses of $0.4 million in connection with the Equity Program during 2011.

In 2013, the Company implemented a new Dividend Reinvestment Plan in which replaced the Company’s previous plan which was suspended in November 2009. The Company issued 68,957 shares under the new plan in 2013.

14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands, except per share data).

	2013 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue(a)	$63,878	$67,109	$70,455	$72,065
Income from continuing operations(a)	$14,204	$17,816	$19,552	$19,900
Income from discontinued operations(a)	$168	$236	$247	$2,472
Net Income	$14,372	$18,052	$19,799	$22,371
Net income attributable to common shareholders	$14,280	$17,937	$19,675	$22,234
Net Income Per Share Attributable to Common Shareholders
Basic	$0.47	$0.57	$0.63	$0.70
Diluted	$0.47	$0.57	$0.62	$0.69

	2012 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Operating revenue(a)	$54,522	$56,642	$61,241	$61,677
Income from continuing operations(a)	$10,224	$10,627	$13,895	$13,375
Income from discontinued operations(a)	$1,045	$1,233	$5,063	$179
Net Income	$11,269	$11,860	$18,958	$13,554
Net income attributable to common shareholders	$11,138	$11,721	$18,807	$13,462
Net Income Per Share Attributable to Common Shareholders
Basic	$0.39	$0.41	$0.64	$0.44
Diluted	$0.39	$0.40	$0.63	$0.44

(a)	March, June and September data from 2013 and 2012 data as presented in this table differ from the amounts as presented in the Company’s quarterly reports due to the impact of discontinued operations accounting with respect to the four properties sold in 2013 as described in Note 5.

15. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At December 31, 2013, the Company was under contract to acquire seven self-storage facilities for cash consideration of approximately $92.8 million. Six of the properties were acquired in January and February 2014 from unrelated parties for $86.7 million. The Company has not yet determined the assignment of the purchase prices of these six facilities to the individual assets acquired. These acquisitions were funded with draws on the Company’s line of credit. The line of credit balance outstanding after the funding of the six acquisitions was $141.0 million. The following is a summary of the 2014 acquisitions (dollars in thousands):

State	Number of Properties	Date of Acquisition	Purchase Price
Florida	2	1/9/2014	$54,000
Texas	1	1/17/2014	9,000
Texas	1	2/10/2014	8,900
Maine	2	2/11/2014	14,750

Total acquired 2014	6		$86,650

The purchase of the remaining facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

On November 1, 2013, the Company completed certain transactions with respect to the lease of four self storage facilities in New York and Connecticut with annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. The leases commenced November 1, 2013 and run through December 31, 2028. The Company has an option to purchase the facilities during the period from February 2, 2015 through September 2, 2016. The operating results of the leased facilities have been included in the Company’s operations since November 1, 2013. During 2013, $1.0 million of payments were made on the leases and the Company recorded straight-line operating lease expense of $1.3 million as a result of the annual escalators included in the leases.

Future minimum lease payments on the lease of the four storage facilities, a building lease, and the lease of the Company’s headquarters are as follows (dollars in thousands):

	Four Storage Facilities	Building Lease	Corporate Headquarters	Total
2014	$6,000	$47	$869	$6,916
2015	6,240	48	895	7,183
2016	6,490	48	914	7,452
2017	6,749	48	924	7,721
2018	7,019	48	924	7,991
Thereafter	87,644	263	4,090	91,997

Total	$120,142	$502	$8,616	$129,260

At December 31, 2013, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $14.6 million under these contracts in 2014.

The Company has committed up to $2.5 million for a 16.7% limited partnership interest in an entity that is developing self storage facilities that will be managed by the Company. At December 31, 2013 none of the commitment has been funded.

16. SUBSEQUENT EVENTS

On January 6, 2014, the Company declared a quarterly dividend of $0.68 per common share. The dividend was paid on January 27, 2014 to shareholders of record on January 16, 2014. The total dividend paid amounted to $22.1 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2013. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (‘‘COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Sovran Self Storage, Inc. and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 27, 2014

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (“2014 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.unclebobs.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors - Director Independence” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2013 and 2012.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2013, 2012, and 2011.

(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2013, 2012, and 2011.

(iv)	Consolidated Statements of Shareholders’ Equity.

(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2013, 2012, and 2011 and

(vi)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2013 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-A filed December 3, 1996).

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 to Registrant’s Form 8-A filed July 29, 1999).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant reclassifying shares of Series B Cumulative Redeemable Preferred Stock into Preferred. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 31, 2011).

3.6	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 17, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed February 26, 2010).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.5+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.6+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.7+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.8+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 6, 2013).

10.9+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 19, 2013).

10.10+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 19, 2013).

10.11+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 10, 2008).

10.12	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006, SEC File Number 001-13820, Film Number 06971617).

10.13	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

10.14	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.15	Fifth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 4, 2013 among Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership, Manufacturers and Traders Trust Company and certain other lenders a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, SunTrust Bank and Wells Fargo Bank, National Association, as co-syndication agents for themselves and the other Lenders, PNC Bank, National Association, U.S. Bank National Association, and HSBC Bank USA, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 5, 2013).

10.16	Note Purchase Agreement dated as of August 5, 2011 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers and $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.17	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016 (incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 1, 2006, SEC File Number 001-13820, Film Number 06795352).

10.18*	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and Carlos A. Arredondo, as lessor, dated as of August 7, 2013 with respect to certain property in Milford, Connecticut, as amended by a First Amendment of Lease dated September 13, 2013.

10.19*	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo and certain other parties, as lessor, with respect to certain property in Farmingdale, New York, as amended by a First Amendment of Lease dated September 13, 2013 and a Second Amendment of Lease dated as of September 27, 2013.

10.20*	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo and certain other parties, as lessor, with respect to certain property in Danbury, Connecticut, as amended by a First Amendment of Lease dated September 13, 2013.

10.21*	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo and certain other parties, as lessor, with respect to certain property in Hicksville, New York, as amended by a First Amendment of Lease dated September 13, 2013 and a Second Amendment of Lease dated as of September 27, 2013.

10.22	Equity Distribution Agreement dated as of February 27, 2013 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed February 27, 2013).

10.23	Equity Distribution Agreement dated as of February 27, 2013 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Jefferies & Company, as agent (incorporated by reference to Exhibit 1.2 to Registrant’s Current Report on Form 8-K filed February 27, 2013).

10.24	Equity Distribution Agreement dated as of February 27, 2013 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and SunTrust Robinson Humphrey, as agent (incorporated by reference to Exhibit 1.3 to Registrant’s Current Report on Form 8-K filed February 27, 2013).

10.25	Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 25, 2009).

10.26+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant’s Proxy Statement filed April 9, 2009).

10.27+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2010).

10.28+	Sovran Self Storage, Inc. Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 21, 2012).

10.29+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Andrew Gregoire amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.30+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.31+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Edward Killeen amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.32	Indemnification Agreement dated July 16, 2012 between Registrant, Sovran Acquisition Limited Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 17, 2012).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at December 31, 2013 and 2012;

(ii) Consolidated Statements of Operations for Years Ended December 31, 2013, 2012, and 2011;

(iii) Consolidated Statements of Comprehensive Income for Years Ended December 31, 2013, 2012, and 2011.

(iv) Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2013, 2012, and 2011;

(v) Consolidated Statements of Cash Flows for Years Ended December 31, 2013, 2012, and 2011; and

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

SOVRAN SELF STORAGE, INC.

February 27, 2014	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire,
Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea	Executive Chairman of the Board of Directors and Director	February 27, 2014
Robert J. Attea

/s/ Kenneth F. Myszka	President, Chief Operating Officer and Director	February 27, 2014
Kenneth F. Myszka

/s/ David L. Rogers	Chief Executive Officer (Principal Executive Officer)	February 27, 2014
David L. Rogers

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
Andrew J. Gregoire

/s/ James R. Boldt	Director	February 27, 2014
James R. Boldt

/s/ Anthony P. Gammie	Director	February 27, 2014
Anthony P. Gammie

/s/ Charles E. Lannon	Director	February 27, 2014
Charles E. Lannon

/s/ Stephen R. Rusmisel	Director	February 27, 2014
Stephen R. Rusmisel

Sovran Self Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2013

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Charleston	SC		416	1,516	2,180	416	3,696	4,112	1,286	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,590	397	3,014	3,411	1,042	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,383	747	4,046	4,793	902	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,433	239	3,543	3,782	1,016	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	960	701	2,619	3,320	1,126	1987	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	928	779	2,045	2,824	1,037	1985	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,184	483	3,936	4,419	1,459	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	931	224	1,739	1,963	788	1988	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	3,447	497	4,904	5,401	1,579	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	568	395	1,972	2,367	927	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,822	687	4,015	4,702	743	1985	6/26/1995	5 to 40 years
Columbia	SC		268	1,248	604	268	1,852	2,120	855	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	786	363	2,465	2,828	1,077	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	580	234	1,423	1,657	634	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	548	680	2,164	2,844	1,013	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,643	1,445	5,345	6,790	1,787	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	2,986	444	4,599	5,043	1,336	1986	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,347	649	3,676	4,325	1,516	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	3,894	387	5,296	5,683	1,039	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	847	844	2,868	3,712	1,293	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	563	303	1,665	1,968	761	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	3,890	517	4,433	4,950	937	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	773	321	1,923	2,244	858	1985	6/26/1995	5 to 40 years
Columbia	SC		361	1,331	737	374	2,055	2,429	976	1987	6/26/1995	5 to 40 years
Columbia	SC		189	719	1,138	189	1,857	2,046	794	1989	6/26/1995	5 to 40 years
Columbia	SC		488	1,188	1,907	488	3,095	3,583	899	1986	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,155	602	3,562	4,164	1,233	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	751	513	2,681	3,194	1,257	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	557	194	1,469	1,663	657	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	979	1,503	4,598	6,101	1,884	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	363	398	1,398	1,796	725	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	455	424	1,469	1,893	730	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,119	483	2,285	2,768	891	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	643	308	1,759	2,067	886	1986	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Atlanta	GA		170	786	783	174	1,565	1,739	696	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	749	413	1,748	2,161	894	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,408	306	1,811	2,117	676	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	2,867	479	4,609	5,088	1,511	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	1,701	883	3,805	4,688	1,679	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	909	316	2,380	2,696	1,088	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,466	651	4,409	5,060	2,102	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,243	715	2,938	3,653	1,217	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	2,679	619	3,482	4,101	1,231	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,612	1,376	5,831	7,207	2,376	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	507	244	1,408	1,652	740	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	1,219	1,591	2,528	4,119	1,260	1986	6/26/1995	5 to 40 years
Hartford	CT		234	861	2,040	612	2,523	3,135	925	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,009	256	3,253	3,509	1,211	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	1,046	313	2,508	2,821	1,146	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	453	278	1,457	1,735	707	1989	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,848	385	3,185	3,570	1,141	1990	6/26/1995	5 to 40 years
Birmingham	AL		730	1,725	766	730	2,491	3,221	1,201	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	840	863	2,881	3,744	1,360	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	601	326	2,116	2,442	994	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,011	369	4,369	4,738	1,499	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,740	720	3,392	4,112	916	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	675	226	1,721	1,947	819	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,095	1,088	3,692	4,780	1,795	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,225	526	3,183	3,709	1,367	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	860	672	3,299	3,971	1,481	1988	6/26/1995	5 to 40 years
Jackson	MS		343	1,580	2,456	796	3,583	4,379	1,187	1990	6/26/1995	5 to 40 years
Jackson	MS		209	964	764	209	1,728	1,937	832	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	947	443	2,549	2,992	1,148	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	1,258	1,162	4,012	5,174	1,833	1986	9/29/1995	5 to 40 years
Birmingham	AL		424	1,506	1,166	424	2,672	3,096	1,190	1970	1/16/1996	5 to 40 years
Harrisburg	PA		360	1,641	674	360	2,315	2,675	1,103	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	3,832	692	5,991	6,683	1,589	1985	12/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,410	472	3,120	3,592	1,265	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	356	206	1,267	1,473	715	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	682	413	2,384	2,797	1,224	1991/94	12/28/1995	5 to 40 years
Newport News	VA		442	1,592	1,339	442	2,931	3,373	1,104	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	790	353	2,089	2,442	858	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	787	232	1,650	1,882	721	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	721	766	2,521	3,287	1,120	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	373	442	2,140	2,582	971	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,149	408	2,811	3,219	1,190	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	400	328	1,724	2,052	778	1986	3/29/1996	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
San Antonio	TX		436	1,759	1,265	436	3,024	3,460	1,254	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,373	289	3,534	3,823	90	2012	3/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,491	671	3,860	4,531	1,437	1983	6/5/1996	5 to 40 years
Montgomery	AL		279	1,014	1,241	433	2,101	2,534	789	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	484	345	1,746	2,091	750	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,697	383	3,427	3,810	555	1986	5/29/1996	5 to 40 years
Lakeland	FL		359	1,287	1,235	359	2,522	2,881	1,103	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,350	297	3,221	3,518	1,278	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	536	310	1,824	2,134	789	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	858	689	2,714	3,403	624	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	521	777	3,291	4,068	1,454	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,145	568	3,173	3,741	1,419	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	731	436	2,366	2,802	1,056	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	493	538	2,523	3,061	1,198	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	637	487	2,391	2,878	958	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	458	315	1,589	1,904	677	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,241	314	2,354	2,668	956	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	2,436	707	4,929	5,636	1,585	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,291	693	4,340	5,033	1,402	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	2,063	751	4,739	5,490	1,851	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,205	725	4,791	5,516	1,711	1978	1/10/1997	5 to 40 years
Cleveland	OH		637	2,918	1,957	701	4,811	5,512	2,159	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	1,094	495	2,875	3,370	1,216	1979	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,579	761	4,293	5,054	1,783	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	2,893	418	4,814	5,232	1,557	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,463	606	3,627	4,233	1,308	1982	1/10/1997	5 to 40 years
San Antonio	TX		474	1,686	506	504	2,162	2,666	879	1981	1/30/1997	5 to 40 years
San Antonio	TX		346	1,236	535	346	1,771	2,117	721	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	1,799	432	3,359	3,791	1,317	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	1,352	634	3,917	4,551	1,577	1993/95	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	479	566	2,758	3,324	1,138	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	612	293	1,969	2,262	782	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,500	335	2,842	3,177	1,070	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	1,035	328	2,350	2,678	1,004	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	408	152	1,121	1,273	520	1987	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	3,467	260	4,510	4,770	1,091	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,035	616	2,868	3,484	693	1984	3/31/1997	5 to 40 years
Delray	FL		491	1,756	721	491	2,477	2,968	1,116	1969	4/11/1997	5 to 40 years
Savannah	GA		296	1,196	539	296	1,735	2,031	717	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	640	921	3,922	4,843	1,704	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,268	304	3,479	3,783	1,139	1989	6/4/1997	5 to 40 years
Dallas-Fort Worth	TX		965	3,864	1,498	943	5,384	6,327	2,222	1977	6/30/1997	5 to 40 years
Dallas-Fort Worth	TX		370	1,486	722	370	2,208	2,578	983	1975	6/30/1997	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Atlanta-Alpharetta	GA		1,033	3,753	638	1,033	4,391	5,424	1,858	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	534	825	3,266	4,091	1,378	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	434	735	3,863	4,598	1,660	1995	8/21/1997	5 to 40 years
Greensboro-Hilltop	NC		268	1,097	427	231	1,561	1,792	655	1995	9/25/1997	5 to 40 years
Greensboro-StgCch	NC		89	376	1,714	89	2,090	2,179	726	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,098	421	2,904	3,325	1,126	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	435	282	1,738	2,020	750	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	585	637	3,133	3,770	1,342	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	432	542	2,642	3,184	1,070	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,143	620	3,675	4,295	1,400	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	393	540	2,604	3,144	1,084	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	994	864	4,988	5,852	1,995	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	913	1,243	5,932	7,175	2,378	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	885	709	4,120	4,829	1,759	1985	2/4/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,090	694	2,625	3,319	559	1988	2/9/1998	5 to 40 years
Middletown-Harriman	NY		843	3,394	776	843	4,170	5,013	1,696	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	645	397	2,479	2,876	1,021	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	629	488	2,375	2,863	947	1990/96	2/18/1998	5 to 40 years
Titusville	FL		492	1,990	1,157	688	2,951	3,639	668	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	1,337	733	4,278	5,011	1,796	1979	3/3/1998	5 to 40 years
Providence	RI		345	1,268	1,991	486	3,118	3,604	908	1984	6/26/1995	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	607	384	1,978	2,362	847	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,209	414	3,289	3,703	1,008	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,674	464	2,809	3,273	805	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,206	544	3,148	3,692	1,276	1984	3/27/1998	5 to 40 years
Providence	RI		702	2,821	3,798	702	6,619	7,321	1,744	1984/88	3/26/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	895	775	3,998	4,773	1,572	1988/91	4/9/1998	5 to 40 years
Raleigh-Durham	NC		940	3,763	826	940	4,589	5,529	1,845	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	522	742	3,499	4,241	1,377	1980	4/7/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,365	569	3,182	3,751	1,192	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	1,976	633	3,684	4,317	1,224	1986	4/22/1998	5 to 40 years
Melbourne	FL		662	2,654	1,852	662	4,506	5,168	1,108	1985	6/2/1998	5 to 40 years
Jackson	MS		744	3,021	219	744	3,240	3,984	1,298	1995	5/13/1998	5 to 40 years
Houston-Katy	TX		419	1,524	3,945	419	5,469	5,888	1,204	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	597	1,208	5,451	6,659	2,167	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	545	944	4,348	5,292	1,805	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	426	903	4,069	4,972	1,652	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	-1,990	851	4,721	5,572	1,895	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,698	584	3,416	4,000	856	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,382	740	3,879	4,619	1,228	1986	6/16/1998	5 to 40 years
Houston-Old Katy	TX		659	2,680	553	698	3,194	3,892	1,086	1996	6/19/1998	5 to 40 years
Houston-Webster	TX		635	2,302	175	635	2,477	3,112	988	1997	6/19/1998	5 to 40 years
Dallas-Fort Worth	TX		548	1,988	382	548	2,370	2,918	917	1997	6/19/1998	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Hollywood-N.21st	FL		840	3,373	581	840	3,954	4,794	1,600	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	2,118	324	3,611	3,935	1,074	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,499	510	4,476	4,986	1,163	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	585	481	2,539	3,020	979	1996	6/30/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	847	550	2,845	3,395	1,005	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,691	670	4,098	4,768	1,343	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,060	390	2,630	3,020	903	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	562	460	2,204	2,664	965	1984	12/1/1998	5 to 40 years
Houston-Katy	TX		507	2,058	1,705	507	3,763	4,270	1,160	1993	12/15/1998	5 to 40 years
Providence	RI		447	1,776	902	447	2,678	3,125	1,043	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,154	556	3,105	3,661	1,340	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	366	708	3,226	3,934	1,238	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	866	314	1,961	2,275	859	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,593	188	2,245	2,433	888	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	933	963	4,829	5,792	1,720	1994	2/17/1999	5 to 40 years
Phoenix-Gilbert	AZ		651	2,600	1,220	772	3,699	4,471	1,279	1995	5/18/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	633	565	3,229	3,794	1,204	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,536	733	3,442	4,175	864	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	665	339	2,011	2,350	718	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,024	291	2,050	2,341	658	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	487	354	1,892	2,246	755	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	916	453	2,526	2,979	992	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,518	872	6,994	7,866	1,772	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	750	849	4,151	5,000	1,557	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	1,919	410	3,545	3,955	1,144	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	837	667	3,210	3,877	1,227	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	557	335	2,078	2,413	768	1985	11/9/1999	5 to 40 years
Middletown-Monroe	NY		276	1,312	1,228	276	2,540	2,816	801	1998	2/2/2000	5 to 40 years
Boston - N. Andover	MA		633	2,573	946	633	3,519	4,152	1,174	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	429	633	3,046	3,679	1,117	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	627	384	2,049	2,433	723	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,331	254	2,390	2,644	678	1998	11/15/2000	5 to 40 years
Brewster	NY		1,716	6,920	179	1,981	6,834	8,815	1,408	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	593	966	3,441	4,407	826	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	728	841	4,012	4,853	933	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	537	902	3,671	4,573	890	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	665	1,104	4,333	5,437	1,382	1986	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	746	1,091	4,328	5,419	1,326	1984	12/1/2001	5 to 40 years
Columbia	SC		883	3,139	1,302	942	4,382	5,324	1,265	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	991	588	2,925	3,513	910	1984	12/1/2001	5 to 40 years
Kingsland	GA		470	1,902	3,139	666	4,845	5,511	1,142	1989	12/1/2001	5 to 40 years
Saco	ME		534	1,914	417	570	2,295	2,865	706	1988	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,325	1,004	6,909	7,913	1,753	1996	12/19/2001	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Boston-Sandwich	MA		670	3,060	540	714	3,556	4,270	1,081	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,106	327	2,276	2,603	571	1987	2/5/2002	5 to 40 years
Houston	TX		517	2,090	1,549	553	3,603	4,156	999	1979/83	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	736	784	3,642	4,426	1,088	1984	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		394	1,595	354	421	1,922	2,343	610	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	1,341	618	2,649	3,267	762	1980	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	524	919	4,220	5,139	1,225	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	369	612	2,837	3,449	821	1999	6/19/2002	5 to 40 years
Houston-League City	TX		689	3,159	532	689	3,691	4,380	1,036	1994/97	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,189	1,119	5,173	6,292	1,285	1998	6/19/2002	5 to 40 years
Houston	TX		407	1,650	220	407	1,870	2,277	569	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	360	817	3,647	4,464	1,079	1996	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	700	2,207	9,566	11,773	2,743	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	556	1,131	5,120	6,251	1,420	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	415	635	3,333	3,968	913	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	460	1,252	6,203	7,455	1,714	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	154	1,039	4,355	5,394	1,147	1995/99	8/26/2003	5 to 40 years
Dallas-Fort Worth	TX		827	3,776	462	827	4,238	5,065	1,083	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	392	2,713	11,405	14,118	2,997	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,801	773	4,971	5,744	1,186	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	241	1,195	5,118	6,313	1,282	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	316	1,103	4,866	5,969	1,249	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,740	1,061	7,167	8,228	1,600	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	892	388	2,532	2,920	576	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	142	1,720	7,128	8,848	1,763	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,518	1,566	7,863	9,429	1,564	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,513	1,365	7,082	8,447	1,720	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	782	1,976	6,710	8,686	1,627	2000	8/5/2004	5 to 40 years
Syracuse - Cicero	NY		527	2,121	730	527	2,851	3,378	708	1988/02	3/16/2005	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	164	1,131	4,773	5,904	1,093	2003	3/15/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	197	612	2,698	3,310	640	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	225	1,612	6,810	8,422	1,608	2002	4/14/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	171	1,215	5,119	6,334	1,144	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	265	1,906	7,991	9,897	1,806	1997	6/1/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	1,641	470	3,543	4,013	696	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	-287	491	1,942	2,433	488	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	481	556	2,746	3,302	597	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	217	754	3,282	4,036	766	2003	7/12/2005	5 to 40 years
Houston-Pinehurst	TX		484	1,977	1,479	484	3,456	3,940	672	2002/04	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	511	811	3,908	4,719	877	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,529	719	5,456	6,175	829	1984/94	11/15/2005	5 to 40 years
Houston-Cypress	TX		721	2,994	1,173	721	4,167	4,888	862	2003	1/13/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	567	982	2,745	3,727	556	2001	1/10/2006	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Houston-Baytown	TX		596	2,411	125	596	2,536	3,132	541	2002	1/10/2006	5 to 40 years
Rochester	NY		937	3,779	175	937	3,954	4,891	808	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,736	707	5,669	6,376	1,035	2000	3/9/2006	5 to 40 years
Lafayette	LA		411	1,621	209	411	1,830	2,241	419	1997	4/13/2006	5 to 40 years
Lafayette	LA		463	1,831	121	463	1,952	2,415	409	2001/04	4/13/2006	5 to 40 years
Lafayette	LA		601	2,406	1,342	601	3,748	4,349	728	2002	4/13/2006	5 to 40 years
Lafayette	LA		542	1,319	2,146	542	3,465	4,007	612	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	143	832	3,411	4,243	691	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	553	617	2,975	3,592	584	1989	6/29/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	219	1,270	5,256	6,526	1,052	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	177	929	3,853	4,782	755	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spg.	FL		696	2,739	151	696	2,890	3,586	581	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	195	1,220	5,000	6,220	989	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	349	1,113	4,708	5,821	919	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,370	766	4,410	5,176	636	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	193	828	3,483	4,311	691	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	724	734	3,591	4,325	753	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	263	899	3,859	4,758	759	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	372	890	3,924	4,814	756	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	141	697	2,852	3,549	565	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	318	1,256	5,264	6,520	1,025	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	125	605	2,559	3,164	497	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	165	607	2,593	3,200	508	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	75	1,073	4,351	5,424	855	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,117	549	3,297	3,846	522	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	90	644	2,632	3,276	521	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	160	963	3,996	4,959	792	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	1,739	773	4,799	5,572	658	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	225	1,175	4,849	6,024	929	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	130	619	2,601	3,220	502	2002	8/7/2006	5 to 40 years
Lafayette	LA		699	2,784	1,960	699	4,744	5,443	849	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	871	1,158	5,510	6,668	1,041	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	379	590	2,740	3,330	500	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	230	694	2,988	3,682	551	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	215	736	3,120	3,856	604	4/6/2002	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,261	975	5,115	6,090	669	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	165	0	3,845	3,845	731	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	188	439	1,933	2,372	367	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,005	813	5,218	6,031	871	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	2,008	532	4,127	4,659	533	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	660	437	2,454	2,891	398	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	535	638	3,066	3,704	565	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	206	348	1,550	1,898	276	1998	3/30/2007	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Buffalo-NF Blvd	NY		323	1,331	85	323	1,416	1,739	265	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	966	316	3,150	3,466	499	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,363	961	6,190	7,151	758	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	293	375	1,791	2,166	363	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	118	1,003	4,120	5,123	716	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	632	1,100	5,018	6,118	891	1994	1/11/2007	5 to 40 years
Houston-Beaumont	TX		929	3,647	171	930	3,817	4,747	691	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	325	1,537	6,343	7,880	1,130	2003/06	3/8/2007	5 to 40 years
Huntsville-Memorial	AL		1,607	6,338	901	1,677	7,169	8,846	1,160	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	285	1,017	4,297	5,314	766	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	166	1,423	5,790	7,213	983	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	248	1,206	5,023	6,229	853	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	314	1,216	5,133	6,349	905	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	54	1,301	5,423	6,724	913	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	229	1,164	4,853	6,017	827	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	290	1,347	5,763	7,110	999	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	135	1,029	4,315	5,344	809	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	141	686	2,873	3,559	519	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	96	1,811	7,248	9,059	1,214	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	70	732	3,085	3,817	558	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	143	1,076	4,475	5,551	761	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	75	885	3,661	4,546	624	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	327	676	3,012	3,688	531	2003/06	5/21/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	163	742	3,187	3,929	527	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	151	444	1,950	2,394	315	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	103	384	1,651	2,035	255	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	170	437	1,927	2,364	292	2000	12/19/2007	5 to 40 years
Jackson-Ridgeland	MS		1,479	5,965	457	1,479	6,422	7,901	986	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	138	1,337	5,515	6,852	844	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	198	852	3,607	4,459	468	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	19	1,047	6,000	7,047	726	2009	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	75	846	4,170	5,016	332	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	108	961	3,810	4,771	302	2008	12/29/2010	5 to 40 years
Raleigh-Durham	NC		574	3,975	89	575	4,063	4,638	319	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	30	513	5,347	5,860	415	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	70	1,129	4,837	5,966	385	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	38	381	3,613	3,994	286	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	38	965	3,393	4,358	267	2007	12/29/2010	5 to 40 years
Fair Lawn-Wagaraw	PA		796	9,467	78	796	9,545	10,341	628	1999	7/14/2011	5 to 40 years
Elizabeth-Allen	PA		885	3,073	-276	885	2,797	3,682	188	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	31	197	2,163	2,360	167	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	53	1,043	8,305	9,348	502	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	220	825	4,421	5,246	281	1993	9/22/2011	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Dallas-Fort Worth	TX		693	3,552	55	693	3,607	4,300	231	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	86	1,243	3,192	4,435	209	2000	9/22/2011	5 to 40 years
Austin-Cedar Park	TX		1,559	2,727	60	1,559	2,787	4,346	184	1998	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	86	691	4,521	5,212	281	2000	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	158	1,012	3,470	4,482	208	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	103	575	3,660	4,235	241	1998	9/22/2011	5 to 40 years
Houston-Pasadena	TX		705	4,223	144	705	4,367	5,072	267	2000	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	110	1,168	2,425	3,593	162	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	193	2,152	3,220	5,372	210	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	90	402	3,692	4,094	219	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	115	1,653	5,062	6,715	306	1984	9/22/2011	5 to 40 years
Houston-Spring	TX		1,474	4,500	62	1,474	4,562	6,036	286	2006	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	90	177	3,313	3,490	208	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	86	1,438	4,669	6,107	286	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	155	272	3,391	3,663	215	2001	9/22/2011	5 to 40 years
Houston-Westheimer Rd	TX		536	2,687	118	536	2,805	3,341	172	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	122	1,478	4,267	5,745	255	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	150	1,315	6,292	7,607	365	1977	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	86	3,189	4,060	7,249	237	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	474	1,049	5,649	6,698	330	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	2,254	2,054	2,138	349	2,054	2,487	4,541	152	1982	9/22/2011	5 to 40 years
Newport News	VA		2,848	5,892	60	2,848	5,952	8,800	364	2004	9/29/2011	5 to 40 years
Pensacola	FL		197	4,281	140	197	4,421	4,618	251	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	55	2,960	12,132	15,092	487	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	60	1,932	11,666	13,598	471	1996/2004	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	159	1,940	5,039	6,979	209	1998	6/6/2012	5 to 40 years
Norfolk	VA		911	5,862	47	911	5,909	6,820	233	2007	6/20/2012	5 to 40 years
Atlanta	GA		1,560	6,766	53	1,560	6,819	8,379	259	2009	7/18/2012	5 to 40 years
Jacksonville - Middlebrg	FL		664	5,719	40	664	5,759	6,423	190	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Pk.	FL		772	3,882	53	772	3,935	4,707	132	2007	9/18/2012	5 to 40 years
St. Augustine	FL		739	3,858	39	739	3,897	4,636	133	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	45	1,384	9,311	10,695	307	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	46	856	4,361	5,217	145	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	76	855	3,914	4,769	131	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	57	1,342	4,749	6,091	160	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	102	2,337	5,003	7,340	165	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	82	1,213	3,211	4,424	109	1999/2006	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	72	1,050	5,966	7,016	171	2007	12/10/2012	5 to 40 years
Bradenton	FL		1,501	3,775	38	1,501	3,813	5,314	99	1997	12/21/2012	5 to 40 years
Ft. Myers - Cleveland	FL		515	2,280	41	515	2,321	2,836	62	1998	12/21/2012	5 to 40 years
Clearwater - Drew St.	FL		1,234	4,018	27	1,234	4,045	5,279	105	2000	12/21/2012	5 to 40 years
Clearwater	FL		1,555	5,978	29	1,555	6,007	7,562	155	2000	12/21/2012	5 to 40 years
Chicago - Aurora	IL		269	3,126	47	269	3,173	3,442	82	2010	12/31/2012	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on
Description	ST	Encumbrance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	which depr in latest income statement is computed
Phoenix	AZ		910	3,656	47	910	3,703	4,613	101	2008	12/18/2012	5 to 40 years
Chicago - North Austin	IL		2,593	5,029	75	2,593	5,104	7,697	135	2005	12/20/2012	5 to 40 years
Chicago - North Western	IL		1,718	6,466	63	1,718	6,529	8,247	166	2005	12/20/2012	5 to 40 years
Chicago - West Pershing	IL		395	3,226	46	395	3,272	3,667	83	2008	12/20/2012	5 to 40 years
Austin-Cedar Park	TX		1,246	5,740	50	1,246	5,790	7,036	152	2006	12/27/2012	5 to 40 years
Chicago - N. Broadway	IL		2,373	9,869	22	2,373	9,891	12,264	252	2011	12/20/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	21	774	3,348	4,122	88	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	35	632	2,020	2,652	59	2007	12/27/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	67	337	2,072	2,409	51	2005	2/11/2013	5 to 40 years
Long Island	NY		2,122	8,735	91	2,122	8,826	10,948	171	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	47	1,553	7,233	8,786	140	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	26	1,096	8,302	9,398	72	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	8	2,224	10,110	12,334	87	2009	8/29/2013	5 to 40 years
Colorado Springs	CO		629	5,201	59	629	5,260	5,889	33	2006	9/30/2013	5 to 40 years
Toms River - Route 37	NJ		1,843	6,544	-5	1,843	6,539	8,382	14	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	2	868	5,308	6,176	11	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	0	1,547	5,226	6,773	0	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	0	1,174	8,816	9,990	0	2004	12/30/2013	5 to 40 years
Piscataway	NJ		1,639	10,946	0	1,639	10,946	12,585	0	2006	12/30/2013	5 to 40 years
Construction in Progress			0	0	9,801	0	9,801	9,801	0	2013
Corporate Office	NY		0	68	20,921	1,633	19,356	20,989	11,537	2000	5/1/2000	5 to 40 years

		$2,254	$299,945	$1,194,359	$370,333	$312,053	$1,552,584	$1,864,637	$366,472

	December 31, 2013		December 31, 2012		December 31, 2011
Cost:
Balance at beginning of period		$1,742,354		$1,525,283		$1,349,927
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	93,376		185,431		151,572
Improvements, etc.	33,811		36,238		27,344

		127,187		221,669		178,916
Deductions during period:
Cost of assets disposed	(4,904)		(4,598)		(1,011)
Impairment write-down	—		—		(1,721)
Casualty loss	—		—		(828)
		(4,904)		(4,598)		(3,560)

Balance at close of period		$1,864,637		$1,742,354		$1,525,283

Accumulated Depreciation:
Balance at beginning of period		$324,963		$289,082		$257,026
Additions during period:
Depreciation expense	$41,929		$37,226		$33,266

		41,929		37,226		33,266
Deductions during period:
Accumulated depreciation of assets disposed	(420)		(1,345)		(422)
Accumulated depreciation on impaired asset	—		—		(674)
Accumulated depreciation on casualty loss	—		—		(114)

		(420)		(1,345)		(1,210)

Balance at close of period		$366,472		$324,963		$289,082