Form 10-Q
period 2014-03-31
SOVRAN SELF STORAGE INC
filed 2014-05-06
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 32,981,746 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investment in storage facilities:
Land	$346,052	$312,053
Building, equipment, and construction in progress	1,617,007	1,552,584

	1,963,059	1,864,637
Less: accumulated depreciation	(377,685)	(366,472)

Investment in storage facilities, net	1,585,374	1,498,165
Cash and cash equivalents	6,260	9,524
Accounts receivable	4,774	5,119
Receivable from unconsolidated joint ventures	860	883
Investment in unconsolidated joint ventures	30,199	30,391
Prepaid expenses	7,594	5,978
Fair value of interest rate swap agreements	580	794
Other assets	7,367	11,021

Total Assets	$1,643,008	$1,561,875

Liabilities
Line of credit	$115,000	$49,000
Term notes	575,000	575,000
Accounts payable and accrued liabilities	27,095	37,741
Deferred revenue	7,589	6,708
Fair value of interest rate swap agreements	9,233	7,523
Mortgages payable	2,223	2,254

Total Liabilities	736,140	678,226
Noncontrolling redeemable Operating Partnership Units at redemption value	14,535	12,940
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 32,938,654 shares issued and outstanding at March 31, 2014 (32,532,991 at December 31, 2013)	341	337
Additional paid-in capital	1,097,014	1,066,399
Dividends in excess of net income	(169,516)	(162,450)
Accumulated other comprehensive loss	(8,331)	(6,402)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	892,333	870,709

Total Liabilities and Shareholders’ Equity	$1,643,008	$1,561,875

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2014 to March 31, 2014	January 1, 2013 to March 31, 2013
Revenues
Rental income	$69,953	$59,562
Other operating income	5,504	4,317

Total operating revenues	75,457	63,879
Expenses
Property operations and maintenance	17,064	15,125
Real estate taxes	8,066	6,419
General and administrative	9,956	8,793
Acquisition costs	2,778	486
Operating leases of storage facilities	1,997	—
Depreciation and amortization	11,942	11,202

Total operating expenses	51,803	42,025

Income from operations	23,654	21,854
Other income (expenses)

Interest expense	(7,343)	(8,457)
Interest income	6	—
Gain on sale of real estate	—	421
Equity in income of joint ventures	458	386

Income from continuing operations	16,775	14,204
Income from discontinued operations	—	168

Net income	16,775	14,372
Net income attributable to noncontrolling interest	(102)	(92)

Net income attributable to common shareholders	$16,673	$14,280

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.51	$0.46
Discontinued operations	—	0.01

Earnings per share—basic	$0.51	$0.47

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.51	$0.46
Discontinued operations	—	0.01

Earnings per share—diluted	$0.51	$0.47

Common shares used in basic earnings per share calculation	32,383,996	30,488,853
Common shares used in diluted earnings per share calculation	32,538,429	30,654,495
Dividends declared per common share	$0.68	$0.48

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2014	2013
Net income	$16,775	$14,372
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(1,929)	1,539

Total comprehensive income	14,846	15,911
Comprehensive income attributable to noncontrolling interest	(90)	(102)

Comprehensive income attributable to common shareholders	$14,756	$15,809

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2014 to March 31, 2014	January 1, 2013 to March 31, 2013
Operating Activities
Net income	$16,775	$14,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,937	11,290
Amortization of deferred financing fees	195	209
Gain on sale of real estate	—	(421)
Equity in income of joint ventures	(458)	(386)
Distributions from unconsolidated joint venture	618	555
Non-vested stock earned	1,223	626
Stock option expense	36	57
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	356	340
Prepaid expenses	(1,588)	(2,178)
Receipts from joint ventures	72	116
Accounts payable and other liabilities	(10,794)	(14,743)
Deferred revenue	224	342

Net cash provided by operating activities	18,596	10,179

Investing Activities

Acquisitions of storage facilities	(89,101)	(22,174)
Improvements, equipment additions, and construction in progress	(4,631)	(2,917)
Net proceeds from the sale of real estate	—	4,367
Investment in unconsolidated joint ventures	—	(198)
Property deposits	(1,161)	—

Net cash used in investing activities	(94,893)	(20,922)

Financing Activities

Net proceeds from sale of common stock	29,360	54,465
Proceeds from line of credit	92,000	16,000
Repayments of line of credit	(26,000)	(45,000)
Financing costs	(50)	—
Dividends paid-common stock	(22,111)	(14,614)
Distributions to noncontrolling interest holders	(135)	(96)
Redemption of operating partnership units	—	(306)
Mortgage principal payments	(31)	(45)

Net cash provided by financing activities	73,033	10,404

Net decrease in cash	(3,264)	(339)
Cash at beginning of period	9,524	7,255

Cash at end of period	$6,260	$6,916

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$6,140	$8,682

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassification: Certain amounts from the 2013 financial statements have been reclassified as discontinued operations a result of the sale of 4 storage facilities in 2013 (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2014, we had an ownership interest in, leased, and/or managed 485 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 485 self-storage properties are 25 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, 22 properties that we manage and have no ownership interest, and four properties we lease. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of March 31, 2014. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2014, there were 198,913 noncontrolling redeemable operating partnership Units outstanding (198,913 at December 31, 2013). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2014 and December 31, 2013, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(dollars in thousands)	Three Months Ended Mar. 31, 2014
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,940
Net income attributable to noncontrolling interests – consolidated joint venture	102
Distributions	(135)
Adjustment to redemption value	1,628

Ending balance noncontrolling redeemable Operating Partnership Units	$14,535

3.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended March 31, 2014 and 2013, the Company recorded compensation expense (included in general and administrative expense) of $36,000 and $57,000, respectively, related to stock options and $1,193,000 and $596,000, respectively, related to amortization of non-vested stock grants.

During the three months ended March 31, 2014 and 2013, employees exercised 1,500 and 107,645 stock options respectively, and 9,880 and 10,982 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2014.

(dollars in thousands)
Cost:
Beginning balance	$1,864,637
Acquisition of storage facilities	93,854
Improvements and equipment additions	2,987
Net increase in construction in progress	1,671
Dispositions and impairments	(90)

Ending balance	$1,963,059

Accumulated Depreciation:
Beginning balance	$366,472
Depreciation expense during the period	11,276
Dispositions	(63)

Ending balance	$377,685

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the three months ended March 31, 2014 the Company acquired 7 self-storage facilities, respectively, and the purchase price of the facilities was assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2014
Florida	2	1/9/2014	$54,000	$53,599	$—	$401	$23,309	$29,867	$824	$1,691
Texas	1	1/17/2014	9,000	8,962	—	38	3,999	4,856	145	225
Texas	1	2/10/2014	8,900	8,857	—	43	2,235	6,564	101	212
Maine	2	2/11/2014	14,750	14,601	—	149	2,639	11,824	287	426
Illinois	1	3/31/2014	8,700	8,582	—	118	1,837	6,724	139	224

Total 2014	7		$95,350	$94,601	$—	$749	$34,019	$59,835	$1,496	$2,778

All of the properties acquired were purchased from unrelated third parties. The operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates. Of the $94.6 million paid at closing for the properties acquired during the quarter ended March 31, 2014, $5.5 million represented deposits that were paid when these properties originally went under contract.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Mar. 31, 2014	Dec. 31, 2013
In-place customer leases	$16,139	$14,643
Accumulated amortization	(14,217)	(13,551)

Net carrying value at the end of period	$1,922	$1,092

Amortization expense related to in-place customer leases was $0.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. The Company expects to record $2.5 million of amortization expense for the year ended December 31, 2014.

5.	DISCONTINUED OPERATIONS

In the 4th quarter of 2013, the Company sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The operations of these facilities are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the three months ended March 31, 2013. The following is a summary of the amounts reported as discontinued operations:

(dollars in thousands)	Jan. 1, 2014 to Mar. 31, 2014	Jan. 1, 2013 to Mar. 31, 2013
Total revenue	$—	$456
Property operations and maintenance expense	—	(158)
Real estate tax expense	—	(41)
Depreciation and amortization expense	—	(89)
Net realized gain on sale of property	—	—

Total income from discontinued operations	$—	$168

Income from continuing operations attributable to common shareholders was $16.7 million and $14.1 million for the three months ended March 31, 2014, and 2013, respectively. Income from discontinued operations attributable to common shareholders was $0 and $0.2 million for the three months ended March 31, 2014, and 2013, respectively.

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Mar. 31, 2014	Dec. 31, 2013
Revolving line of credit borrowings	$115,000	$49,000

Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	225,000	225,000
Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000

Total term notes payable	$575,000	$575,000

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2014 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2014 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at March 31, 2014 on the Company’s available line of credit was approximately 1.65% (1.67% at December 31, 2013). At March 31, 2014, there was $59.3 million available on the unsecured line of credit net of outstanding letters of credit of $0.7 million and without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2014 the margin is 1.65%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2014, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2014 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

On April 8, 2014, the Company entered into a $175 million term note maturing April 8, 2024 bearing interest at a fixed rate of 4.533%. See Note 16 for additional detail.

7.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2014 and December 31, 2013 consist of the following:

(dollars in thousands)	March 31, 2014	December 31, 2013
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.21%)	2,223	2,254

Total mortgages payable	$2,223	$2,254

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.50% (1.65% at March 31, 2014)	—	—	—	—	$115,000	—	$115,000	$115,000
Notes Payable:
Term note - fixed rate 6.38%	—	—	$150,000	—	—	—	$150,000	$168,131
Term note - variable rate LIBOR+1.65% (1.80% at March 31, 2014)	—	—	—	—	—	$225,000	$225,000	$225,000
Term note - variable rate LIBOR+1.65% (1.81% at March 31, 2014)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$110,576
Mortgage notes - fixed rate 5.99%	$95	$134	$142	$151	$160	$1,541	$2,223	$2,316
Interest rate derivatives – asset	—	—	—	—	—	—	—	$(580)
Interest rate derivatives – liability	—	—	—	—	—	—	—	$9,233

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus for the three months ended March 31, 2014, and 2013.

The Company has interest rate swap agreements in effect at March 31, 2014 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2014 and 2013, the net reclassification from AOCL to interest expense was $1.4 million and $1.4 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million for the 12 months ended March 31, 2015. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $0.6 million and a liability of $9.2 million at March 31, 2014, and an asset of $0.8 million and a liability of $7.5 million at December 31, 2013.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of March 31, 2014, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of March 31, 2014, it could have been required to settle its obligations under the agreements at their net termination value of $8.7 million.

The changes in AOCL for the three months ended March 31, 2014 and March 31, 2013 are summarized as follows:

(dollars in thousands)	Jan. 1, 2014 to Mar. 31, 2014	Jan. 1, 2013 to Mar. 31, 2013
Accumulated other comprehensive loss beginning of period	$(6,402)	$(15,242)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,360	1,375
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	(3,289)	164

(Loss) gain included in other comprehensive loss	(1,929)	1,539

Accumulated other comprehensive loss end of period	$(8,331)	$(13,703)

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
March 31, 2014
Interest rate swaps	580	—	580	—
Interest rate swaps	(9,233)	—	(9,233)	—

December 31, 2013
Interest rate swaps	794	—	794	—
Interest rate swaps	(7,523)	—	(7,523)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During the three-months ended March 31, 2014, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of seven storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. This replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2014 and December 31, 2013 was $17.3 million and $17.4 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and no additional properties have been acquired by Sovran HHF since then. In 2008, the Company contributed $18.6 million in cash to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million in cash to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. As of March 31, 2014, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2014 and December 31, 2013 was $12.9 million and $12.8 million, respectively. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.9 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.4 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.5 million at March 31, 2014 and December 31, 2013, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s income for the three months ended March 31, 2014 and 2013 was $32,000 and $21,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.3 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2014 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$157,109	$186,985	$—
Investment in office building	—	—	4,899
Other assets	5,580	4,803	669

Total Assets	$162,689	$191,788	$5,568

Due to the Company	$504	$362	$—
Mortgages payable	81,680	103,424	6,391
Other liabilities	2,515	2,200	609

Total Liabilities	84,699	105,986	7,000
Unaffiliated partners’ equity (deficiency)	62,392	72,937	(954)
Company equity (deficiency)	15,598	12,865	(478)

Total Partners’ Equity (Deficiency)	77,990	85,802	(1,432)

Total Liabilities and Partners’ Equity (Deficiency)	$162,689	$191,788	$5,568

Income Statement Data:
Total revenues	$5,452	$6,887	$364
Property operating expenses	(1,793)	(2,596)	(141)
Administrative, management and call center fees	(415)	(512)	—
Depreciation and amortization of customer list	(962)	(1,036)	(57)
Amortization of financing fees	(46)	(51)	(3)
Income tax expense	(22)	(100)	—
Interest expense	(1,073)	(1,272)	(97)

Net income	$1,141	$1,320	$66

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

For the three months ended March 31, 2014 and 2013, the Company recorded federal and state income tax expense of $0.3 million and $0.3 million, respectively. At March 31, 2014 and 2013, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2014 and 2013, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of March 31, 2014, the Company’s taxable REIT subsidiary has current prepaid taxes of $0.1 million and a deferred tax liability of $0.9 million. The tax years 2010-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Mar. 31, 2014	Three Months Ended Mar. 31, 2013
Numerator:
Net income from continuing operations attributable to common shareholders	$16,673	$14,113
Denominator:
Denominator for basic earnings per share – weighted average shares	32,384	30,489
Effect of Dilutive Securities:
Stock options and non-vested stock	154	165

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	32,538	30,654
Basic earnings per common share from continuing operations attributable to common shareholders	$0.51	$0.46
Basic earnings per common share attributable to common shareholders	$0.51	$0.47
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.51	$0.46
Diluted earnings per common share attributable to common shareholders	$0.51	$0.47

Not included in the effect of dilutive securities above are 168,878 unvested restricted shares for the three months ended March 31, 2014, and 77,340 unvested restricted shares for the three months ended March 31, 2013, because their effect would be antidilutive.

13.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in total shareholders’ equity for the period:

(dollars in thousands)	Three Months Ended March 31, 2014
Beginning balance of total shareholders’ equity	$870,709
Net proceeds from the issuance of common stock	29,321
Exercise of stock options	39
Earned portion of non-vested stock	1,193
Stock option expense	36
Deferred compensation outside directors	30
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(1,628)
Net income attributable to common shareholders	16,673
Change in fair value of derivatives	(1,929)
Dividends	(22,111)

Ending balance of total shareholders’ equity	$892,333

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

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under this Equity Program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with the Equity Program during 2014. The Company used the proceeds from the Equity Program to fund a portion of the acquisition of seven storage facilities. As of March 31, 2014, the Company had $38.8 million available for issuance under the Equity Program.

In 2013, the Company implemented a new Dividend Reinvestment Plan in which replaced the Company’s previous plan which was suspended in November 2009. The Company issued 47,583 shares under the new plan in 2014.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when net operating losses or tax credit carryforwards exist. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company’s fiscal year beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and disclosures of Components of an Entity”. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted, and is applicable to the Company’s fiscal year beginning January 1, 2015. The adoption of this guidance is expected to significantly reduce the classification of property sales by the Company as discontinued operations.

15.	COMMITMENT AND CONTINGENCIES

At March 31, 2014, the Company was under contract to acquire 18 self-storage facilities for cash consideration of approximately $128.4 million. The Company may assign the purchase of four of the facilities, with a combined purchase price of $47.1 million, to Sovran HHF in which it has a 20% ownership interest. If the Company does assign the four facilities to Sovran HHF, the Company’s cash contribution to Sovran HHF for the purchase of those four facilities would be approximately $9.4 million. The purchase of these facilities by the Company or Sovran HHF is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

16.	SUBSEQUENT EVENTS

On April 8, 2014, the Company entered into a $175 million term note maturing April 2024 bearing interest at a fixed rate of 4.533%. The interest rate on the term note increases to 6.283% if the Company is not rated by at least one rating agency or if the Company’s credit rating is downgraded. The proceeds from this term note were used to repay the $115 million outstanding on the Company’s line of credit at April 8, 2014, with the excess proceeds to be used for future acquisitions.

On April 7, 2014, the Company declared a quarterly dividend of $0.68 per common share. The dividend was paid on April 28, 2014 to shareholders of record on April 17, 2014. The total dividend paid amounted to $22.3 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2014 THROUGH MARCH 31, 2014, COMPARED TO THE PERIOD JANUARY 1, 2013 THROUGH MARCH 31, 2013

We recorded rental revenues of $70.0 million for the three months ended March 31, 2014, an increase of $10.4 million or 17.4% when compared to rental revenues of $59.6 million for the same period in 2013. Of the increase in rental revenue, $4.5 million resulted from a 7.7% increase in rental revenues at the 386 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013). The increase in same store rental revenues was a result of a 310 basis point increase in average quarterly occupancy and a 3.4% increase in rental income per square foot. The remaining increase in rental revenue of $5.9 million was a result of the revenues from the acquisition of 18 properties and the lease of four properties completed since January 1, 2013. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.2 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $1.9 million or 12.8% in the three months ended March 31, 2014 as compared to the same period in 2013. The 386 core properties considered in the same store pool experienced a $0.7 million or 4.7% increase in operating expenses as a result of higher costs for utilities, repairs and maintenance, and snow removal. The same store pool benefited from reduced yellow page expense. The remaining increase in property operating expenses of $1.2 million resulted from the acquisition of 18 properties and the lease of four properties completed since January 1, 2013. Real estate tax expense increased $1.6 million as a result of a 10.4% increase in property taxes on the 386 same store pool and the inclusion of taxes on the properties acquired and leased in 2014 and 2013.

Net operating income increased $8.0 million or 18.9% as a result of a 9.3% increase in our same store net operating income and the acquisitions completed since January 1, 2013.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for three months ended March 31, 2014 and 2013.

	Three Months ended March 31,
(dollars in thousands)	2014	2013
Net operating income
Same store	$44,697	$40,889
Other stores and management fee income	5,630	1,446

Total net operating income	50,327	42,335
General and administrative	(9,956)	(8,793)
Acquisition related costs	(2,778)	(486)
Operating leases of storage facilities	(1,997)	—
Depreciation and amortization	(11,942)	(11,202)
Interest expense	(7,343)	(8,457)
Interest income	6	—
Gain on sale of real estate	—	421
Equity in income of joint ventures	458	386
Income from discontinued operations	—	168

Net income	$16,775	$14,372

Our first quarter 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, and exclude the four properties we sold in 2013. The following table sets forth operating data for our 386 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$63,938	$59,389	7.7%
Same store other operating income	3,493	2,867	21.8%

Total same store operating income	67,431	62,256	8.3%
Payroll and benefits	6,254	6,187	1.1%
Real estate taxes	7,058	6,394	10.4%
Utilities	2,861	2,502	14.3%
Repairs and maintenance	2,711	2,445	10.9%
Office and other operating expenses	2,420	2,418	0.1%
Insurance	1,073	1,023	4.9%
Advertising and yellow pages	357	398	-10.3%

Total same store operating expenses	22,734	21,367	6.4%

Same store net operating income	$44,697	$40,889	9.3%

			Change
Quarterly same store move ins	38,618	38,115	503
Quarterly same store move outs	35,577	36,707	(1,130)

We believe the increase in same store move ins was a byproduct of our increased internet advertising spend, our revenue management system, and a general increase in demand for storage. We believe the decrease in move outs is a result of customers staying longer with us.

General and administrative expenses for the three months ended March 31, 2014 increased $1.2 million or 13.2% compared with the three months ended March 31, 2013. The key driver of the increase was a $0.7 million increase in salaries and performance incentives and a $0.4 million increase in internet advertising. The remaining $0.1 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2013 period.

Acquisition related costs were $2.8 million in the three months ended March 31, 2014 as a result of the acquisition of seven stores during that period. Acquisition related costs for the three months ended March 31, 2013 were $0.5 million as a result of the acquisition of three stores during that period.

The operating lease expense for storage facilities in the 2014 period relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million.

Depreciation and amortization expense increased to $11.9 million in the three months ended March 31, 2014 from $11.2 million in the same period of 2013, primarily as a result of depreciation on the 18 properties acquired in 2013 and the first quarter of 2014.

Interest expense decreased from $8.5 million in the three months ended March 31, 2013 to $7.3 million in the same period in 2014. The decrease was due to reduced interest rates as a result of our refinancing in June 2013.

During the three months ended March 31, 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million.

In the 4th quarter of 2013, we sold four non-strategic facilities in Ohio, Florida (2), and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The 2013 operations of these facilities are reported in income from discontinued operations.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Net income attributable to common shareholders	$16,673	$14,280
Net income attributable to noncontrolling interest	102	92
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	11,716	11,001
Depreciation of real estate included in discontinued operations	—	89
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	376	375
Gain on sale of real estate	—	(421)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(176)	(162)

FFO available to common shareholders	$28,691	$25,254

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2014, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2014, our leverage ratio as defined in the agreements was approximately 37.3%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2014, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $18.6 million and $10.2 million for the three months ended March 31, 2014, and 2013, respectively. The increase in operating cash flows in the 2014 period compared to the 2013 period was primarily due to the increase in net income and a smaller decrease in accounts payable in 2014 as compared to the same period in 2013.

Cash used in investing activities was $94.9 million and $20.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash used in investing activities in the 2014 period compared to the 2013 period was due to the acquisition of seven storage facilities in the three months ended March 31, 2014 for $89.1 million as compared to three storage facilities in the same period of 2013 for $22.2 million. In 2013 we also sold our equity interest and a mortgage note in a consolidated joint venture resulting in net proceeds of $4.4 million.

Cash provided by financing activities was $73.0 million and $10.4 million for the three months ended March 31, 2014 and 2013, respectively. In the 2014 period we made net borrowings of $66.0 million on our line of credit primarily to fund acquisitions. In the 2014 period we also issued shares under our continuous equity offering program to fund acquisitions which, when combined with proceeds from the exercise of stock options and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $29.4 million. We paid dividends of $22.1 million in the 2014 period which increased in comparison to dividends of $14.6 million in the 2013 period primarily because of an increase in our common shares outstanding and an increase in our dividend rate. In the 2013 period we issued more shares under our continuous equity offering program in comparison to the 2014 period for the purpose of funding acquisitions and reducing the balance on our line of credit. Proceeds from the issuance of shares under the equity offering program, stock option exercises and the sale of shares through our dividend reinvestment program resulted in net proceeds of $54.5 million in the 2013 period. We made net repayments on our line of credit of $29.0 million in the 2013 period.

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangement. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2014 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2014 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at March 31, 2014 on the Company’s available line of credit was approximately 1.65% (1.67% at December 31, 2013). At March 31, 2014, there was $59.3 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2014 the margin is 1.65%).

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

On April 8, 2014, the Company entered into a $175 million term note maturing April 2024 bearing interest at a fixed rate of 4.533%. The interest rate on the term note increases to 6.283% if the Company is not rated by at least one rating agency or if the Company’s credit rating is downgraded. The proceeds from this term note were used to repay the $115 million outstanding on the Company’s line of credit at April 8, 2014, with the excess proceeds to be used for future acquisitions.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB-).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $2.2 million of mortgages payable that are secured by a storage facility.

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

During the three months ended March 31, 2014, the Company sold 359,102 shares of common stock under this Equity Program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with the Equity Program during the 2014 period. The Company used the proceeds from the Equity Program to fund a portion of the acquisition of seven storage facilities. As of March 31, 2014, the Company had $38.8 million available for issuance under the Equity Program.

During the three months ended March 31, 2013, the Company sold 822,000 shares of common stock under this Equity Program at a weighted average issue price of $62.04 per share, generating net proceeds of $50.3 million after deducting $0.5 million of sales commissions payable to SunTrust and $0.2 million to Wells Fargo. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with the Equity Program during the period ended March 31, 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of three storage facilities.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company sold 47,583 common shares under the new plan during the three months ended March 31, 2014.

During the three months ended March 31, 2014 and 2013, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2014, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the three months ended March 31, 2014, the Company acquired seven self-storage facilities comprising 0.5 million square feet in Florida (2), Illinois (1), Maine (2), and Texas (2) for a total purchase price of $95.4 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.1% on these purchases and ranged from 1.0% on a facility with low occupancy to 7.3% on a mature facility.

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

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2014, and at March 31, 2014 we had 18 properties under contract to be purchased for approximately $128.4 million. The Company may assign the purchase of four of the facilities, with a combined purchase price of $47.1 million, to Sovran HHF in which it has a 20% ownership interest. If the Company does assign the four facilities to Sovran HHF, the Company’s cash contribution to Sovran HHF for the purchase of those four facilities would be approximately $9.4 million.

In the three months ended March 31, 2014, we added 29,700 square feet to existing properties for a total cost of approximately $1.0 million. During 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million. Although we do not expect to construct any new facilities in 2014, we do plan to complete an additional $29.1 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first three months of 2014 we spent approximately $1.9 million on such improvements and we expect to spend approximately $14.0 million for the remainder of 2014.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2014, 198,913 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $440 million at March 31, 2014, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $1.2 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2014. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2014. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2014.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013;

(ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013;

(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013;

(iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer (Principal Accounting Officer)

May 6, 2014
Date