Form 10-Q
period 2014-06-30
SOVRAN SELF STORAGE INC
filed 2014-08-05
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, 33,280,092 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2014 (unaudited)	December 31, 2013
Assets
Investment in storage facilities:
Land	$370,243	$312,053
Building, equipment, and construction in progress	1,693,331	1,552,584

	2,063,574	1,864,637
Less: accumulated depreciation	(389,310)	(366,472)

Investment in storage facilities, net	1,674,264	1,498,165
Cash and cash equivalents	6,959	9,524
Accounts receivable	5,332	5,119
Receivable from unconsolidated joint ventures	543	883
Investment in unconsolidated joint ventures	36,750	30,391
Prepaid expenses	8,264	5,978
Fair value of interest rate swap agreements	—	794
Other assets	8,179	11,021

Total Assets	$1,740,291	$1,561,875

Liabilities
Line of credit	$8,000	$49,000
Term notes	750,000	575,000
Accounts payable and accrued liabilities	35,040	37,741
Deferred revenue	7,736	6,708
Fair value of interest rate swap agreements	12,376	7,523
Mortgages payable	2,191	2,254

Total Liabilities	815,343	678,226
Noncontrolling redeemable Operating Partnership Units at redemption value	15,348	12,940
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 33,240,930 shares issued and outstanding at June 30, 2014 (32,532,991 at December 31, 2013)	344	337
Additional paid-in capital	1,120,650	1,066,399
Dividends in excess of net income	(172,162)	(162,450)
Accumulated other comprehensive loss	(12,057)	(6,402)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	909,600	870,709

Total Liabilities and Shareholders’ Equity	$1,740,291	$1,561,875

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	April 1, 2014 to June 30, 2014	April 1, 2013 to June 30, 2013
Revenues
Rental income	$74,394	$62,127
Other operating income	6,050	4,982

Total operating revenues	80,444	67,109
Expenses
Property operations and maintenance	16,453	14,594
Real estate taxes	8,055	6,363
General and administrative	10,404	8,988
Acquisition costs	1,938	—
Operating leases of storage facilities	1,997	—
Depreciation and amortization	12,481	11,358

Total operating expenses	51,328	41,303

Income from operations	29,116	25,806
Other income (expenses)

Interest expense	(8,872)	(8,446)
Interest income	24	1
Equity in income of joint ventures	433	455

Income from continuing operations	20,701	17,816
Income from discontinued operations	—	236

Net income	20,701	18,052
Net income attributable to noncontrolling interest	(125)	(115)

Net income attributable to common shareholders	$20,576	$17,937

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.63	$0.56
Discontinued operations	—	0.01

Earnings per share—basic	$0.63	$0.57

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.62	$0.56
Discontinued operations	—	0.01

Earnings per share—diluted	$0.62	$0.57

Common shares used in basic earnings per share calculation	32,799,837	31,275,850
Common shares used in diluted earnings per share calculation	32,979,708	31,425,016
Dividends declared per common share	$0.68	$0.48

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2014 to June 30, 2014	January 1, 2013 to June 30, 2013
Revenues
Rental income	$144,347	$121,688
Other operating income	11,555	9,299

Total operating revenues	155,902	130,987
Expenses
Property operations and maintenance	33,518	29,719
Real estate taxes	16,121	12,782
General and administrative	20,360	17,781
Acquisition costs	4,716	486
Operating leases of storage facilities	3,994	—
Depreciation and amortization	24,423	22,559

Total operating expenses	103,132	83,327

Income from operations	52,770	47,660
Other income (expenses)

Interest expense	(16,216)	(16,904)
Interest income	31	1
Gain on sale of real estate	—	421
Equity in income of joint ventures	892	842

Income from continuing operations	37,477	32,020
Income from discontinued operations	—	404

Net income	37,477	32,424
Net income attributable to noncontrolling interest	(228)	(207)

Net income attributable to common shareholders	$37,249	$32,217

Earnings per common share attributable to common shareholders – basic
Continuing operations	$1.14	$1.03
Discontinued operations	—	0.01

Earnings per share—basic	$1.14	$1.04

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$1.14	$1.03
Discontinued operations	—	0.01

Earnings per share—diluted	$1.14	$1.04

Common shares used in basic earnings per share calculation	32,591,917	30,882,352
Common shares used in diluted earnings per share calculation	32,759,069	31,039,756
Dividends declared per common share	$1.36	$0.96

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$20,701	$18,052	$37,477	$32,424
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(3,726)	7,222	(5,655)	8,761

Total comprehensive income	16,975	25,274	31,822	41,185
Comprehensive income attributable to noncontrolling interest	(103)	(161)	(194)	(262)

Comprehensive income attributable to common shareholders	$16,872	$25,113	$31,628	$40,923

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2014 to June 30, 2014	January 1, 2013 to June 30, 2013
Operating Activities
Net income	$37,477	$32,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,413	22,737
Amortization of deferred financing fees	407	422
Gain on sale of real estate	—	(421)
Equity in income of joint ventures	(892)	(842)
Distributions from unconsolidated joint venture	1,487	1,160
Non-vested stock earned	2,381	1,242
Stock option expense	149	219
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(189)	—
Prepaid expenses	(2,205)	(648)
Receipts from joint ventures	423	201
Accounts payable and other liabilities	(2,978)	(7,934)
Deferred revenue	(211)	589

Net cash provided by operating activities	60,262	49,149

Investing Activities

Acquisitions of storage facilities	(183,835)	(22,349)
Improvements, equipment additions, and construction in progress	(11,717)	(10,005)
Net proceeds from the sale of real estate	—	4,367
Investment in unconsolidated joint ventures	(7,053)	(2,655)
Property deposits	(395)	(75)

Net cash used in investing activities	(203,000)	(30,717)

Financing Activities

Net proceeds from sale of common stock	51,728	56,770
Proceeds from line of credit	104,000	98,000
Repayments of line of credit	(145,000)	(139,000)
Proceeds from term notes	175,000	225,000
Repayments of term notes	—	(225,000)
Financing costs	(711)	(1,554)
Dividends paid-common stock	(44,510)	(29,675)
Distributions to noncontrolling interest holders	(271)	(191)
Redemption of operating partnership units	—	(306)
Mortgage principal payments	(63)	(90)

Net cash provided by (used in) financing activities	140,173	(16,046)

Net (decrease) increase in cash	(2,565)	2,386
Cash at beginning of period	9,524	7,255

Cash at end of period	$6,959	$9,641

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$14,075	$16,650

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassification: Certain amounts from the 2013 financial statements have been reclassified as discontinued operations a result of the sale of 4 storage facilities in 2013 (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2014, we had an ownership interest in, leased, and/or managed 501 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 501 self-storage properties are 28 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, 19 properties that we manage and have no ownership interest, and four properties we lease. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of June 30, 2014. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. The Company had concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. On February 5, 2013 the Company entered into a Membership Interest Purchase Agreement to sell its common and preferred interests in West Deptford JV LLC to the other joint venture partner for approximately $1.4 million, resulting in a gain of $0.4 million. Simultaneous with this transaction the joint venture partner also repaid the $2.8 million mortgage note held by the Company. As a result of these transactions the Company no longer holds any ownership interest in this joint venture. The results of operations of this joint venture are included in our 2013 consolidated financial statements through the February 5, 2013 date of divesture.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2014, there were 198,913 noncontrolling redeemable operating partnership Units outstanding (198,913 at December 31, 2013). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2014 and December 31, 2013, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(dollars in thousands)	Six Months Ended Jun. 30, 2014
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,940
Net income attributable to noncontrolling interests – consolidated joint venture	228
Distributions	(271)
Adjustment to redemption value	2,451

Ending balance noncontrolling redeemable Operating Partnership Units	$15,348

3.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended June 30, 2014 and 2013, the Company recorded compensation expense (included in general and administrative expense) of $113,000 and $162,000, respectively, related to stock options and $1,129,000 and $586,000, respectively, related to amortization of non-vested stock grants. For the six months ended June 30, 2014 and 2013, the Company recorded compensation expense (included in general and administrative expense) of $149,000 and $219,000, respectively, related to stock options and $2,322,000 and $1,182,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2014 and 2013, employees exercised 7,500 and 14,200 stock options respectively, and 7,720 and 8,480 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2014 and 2013, employees exercised 9,000 and 121,845 stock options respectively, and 17,600 and 19,462 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2014.

(dollars in thousands)
Cost:
Beginning balance	$1,864,637
Acquisition of storage facilities	187,325
Improvements and equipment additions	14,204
Net decrease in construction in progress	(2,368)
Dispositions	(224)

Ending balance	$2,063,574

Accumulated Depreciation:
Beginning balance	$366,472
Depreciation expense during the period	22,944
Dispositions	(106)

Ending balance	$389,310

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the six months ended June 30, 2014 the Company acquired 23 self-storage facilities and the preliminary purchase price of the facilities has been assigned as follows (as of June 30, 2014 the purchase price assignments relating to the 16 facilities acquired during the three months ended June 30, 2014 are preliminary):

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
2014
Florida	2	1/9/2014	$54,000	$53,599	$—	$401	$23,309	$29,867	$824	$1,663
Texas	1	1/17/2014	9,000	8,962	—	38	3,999	4,856	145	211
Texas	1	2/10/2014	8,900	8,857	—	43	2,235	6,564	101	198
Maine	2	2/11/2014	14,750	14,601	—	149	2,639	11,824	287	397
Illinois	1	3/31/14	8,700	8,582	—	118	1,837	6,724	139	219
Illinois	1	5/5/14	5,500	5,487	—	13	598	4,902	—	40
Texas	1	5/13/14	6,075	6,017	—	58	2,000	3,935	140	175
Missouri	7	5/22/14	35,050	34,786	—	264	9,550	24,709	791	583
New Jersey	1	6/5/14	12,600	12,526	—	74	5,161	7,201	238	276
New York	1	6/11/14	8,000	7,988	—	12	1,741	6,106	153	196
New Jersey	1	6/12/14	2,500	2,430	—	70	—	2,319	181	59
Georgia	1	6/12/14	7,700	7,616	—	84	2,263	5,293	144	174
New Jersey	3	6/18/14	18,088	17,984	—	104	2,544	15,150	394	525

Total 2014	23		$190,863	$189,435	$—	$1,428	$57,876	$129,450	$3,537	$4,716

All of the properties acquired were purchased from unrelated third parties. The operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates. Of the $189.4 million paid at closing for the properties acquired during the six months ended June 30, 2014, $5.6 million represented deposits that were paid in 2013 when these properties originally went under contract.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Jun. 30, 2014	Dec. 31, 2013
In-place customer leases	$18,179	$14,643
Accumulated amortization	(15,030)	(13,551)

Net carrying value at the end of period	$3,149	$1,092

Amortization expense related to in-place customer leases was $0.8 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively and was $1.5 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. The Company expects to record $3.7 million and $1.0 million of amortization expense for the years ended December 31, 2014 and 2015, respectively.

As noted above, during the six months ended June 30, 2014, the Company acquired 23 properties. The following pro forma information is based on the combined historical financial statements of the Company and the 23 properties acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2013:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Total revenues	$82,310	$71,923	$161,122	$140,339
Net income attributable to common shareholders	$22,765	$17,151	$42,572	$25,748
Earnings per common share
Basic	$0.69	$0.52	$1.29	$0.78
Diluted	$0.69	$0.52	$1.28	$0.78

The following table summarizes the revenues and earnings related to the 23 properties since the acquisition dates that are included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014.

	Three months ended June 30, 2014	Six months ended June 30, 2014
Total revenues	$3,023	$4,484
Net loss attributable to common shareholders	$(2,112)	$(4,877)

The above net losses attributable to common shareholders were primarily due to the acquisition costs incurred in connection with the 2014 acquisitions.

5.	DISCONTINUED OPERATIONS

In the 4th quarter of 2013, the Company sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The operations of these facilities are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the six months ended June 30, 2013. Through June 30, 2014 the Company has not disposed of any facilities. The following is a summary of the amounts reported as discontinued operations in 2013:

(dollars in thousands)	Apr. 1, 2013 to Jun. 30, 2013	Jan. 1, 2013 to Jun. 30, 2013
Total revenue	$506	$962
Property operations and maintenance expense	(140)	(298)
Real estate tax expense	(41)	(82)
Depreciation and amortization expense	(89)	(178)
Net realized gain on sale of property	—	—

Total income from discontinued operations	$236	$404

Income from continuing operations attributable to common shareholders was $20.6 million and $17.7 million for the three months ended June 30, 2014, and 2013, respectively. Income from continuing operations attributable to common shareholders was $37.2 million and $31.8 million for the six months ended June 30, 2014, and 2013, respectively. Income from discontinued operations attributable to common shareholders was $0 and $0.2 million for the three months ended June 30, 2014, and 2013, respectively. Income from discontinued operations attributable to common shareholders was $0 and $0.4 million for the six months ended June 30, 2014, and 2013, respectively.

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Jun. 30, 2014	Dec. 31, 2013
Revolving line of credit borrowings	$8,000	$49,000

Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	225,000	225,000
Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	—

Total term notes payable	$750,000	$575,000

On April 8, 2014, the Company entered into a $175 million term note maturing April 2024 bearing interest at a fixed rate of 4.533%. The interest rate on the term note increases to 6.283% if the Company is not rated by at least one rating agency or if the Company’s credit rating is downgraded. The proceeds from this term note were used to repay the $115 million outstanding on the Company’s line of credit at April 8, 2014, with the excess proceeds used for acquisitions.

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2014 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2014 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at June 30, 2014 on the Company’s available line of credit was approximately 1.65% (1.67% at December 31, 2013). At June 30, 2014, there was $166.3 million available on the unsecured line of credit net of outstanding letters of credit of $0.7 million and without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2014 the margin is 1.65%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2014, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2014 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2014 and December 31, 2013 consist of the following:

(dollars in thousands)	June 30, 2014	December 31, 2013
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.21%)	2,191	2,254

Total mortgages payable	$2,191	$2,254

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.50% (1.65% at June 30, 2014)	—	—	—	—	$8,000	—	$8,000	$8,000
Notes Payable:
Term note - fixed rate 6.38%	—	—	$150,000	—	—	—	$150,000	$164,776
Term note - variable rate LIBOR+1.65% (1.80% at June 30, 2014)	—	—	—	—	—	$225,000	$225,000	$225,000
Term note - variable rate LIBOR+1.65% (1.80% at June 30, 2014)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$112,443
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$179,287
Mortgage notes - fixed rate 5.99%	$64	$134	$142	$151	$160	$1,540	$2,191	$2,306
Interest rate derivatives – liability	—	—	—	—	—	—	—	$12,376

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus for the three and six months ended June 30, 2014, and 2013.

The Company has interest rate swap agreements in effect at June 30, 2014 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended June 30, 2014 and 2013, the net reclassification from AOCL to interest expense was $1.4 million and $1.1 million, respectively, based on payments made under the swap agreements. During the six months ended June 30, 2014 and 2013, the net reclassification from AOCL to interest expense was $2.7 million and $2.5 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million for the 12 months ended June 30, 2015. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $12.4 million at June 30, 2014, and an asset of $0.8 million and a liability of $7.5 million at December 31, 2013.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of June 30, 2014, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of June 30, 2014, it could have been required to settle its obligations under the agreements at their net termination value of $12.4 million.

The changes in AOCL for the three and six months ended June 30, 2014 and June 30, 2013 are summarized as follows:

(dollars in thousands)	Apr. 1, 2014 to Jun. 30, 2014	Apr. 1, 2013 to Jun. 30, 2013	Jan. 1, 2014 to Jun. 30, 2014	Jan. 1, 2013 to Jun. 30, 2013
Accumulated other comprehensive loss beginning of period	$(8,331)	$(13,703)	$(6,402)	$(15,242)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,381	1,129	2,742	2,504
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	(5,107)	6,093	(8,397)	6,257

(Loss) gain included in other comprehensive loss	(3,726)	7,222	(5,655)	8,761

Accumulated other comprehensive loss end of period	$(12,057)	$(6,481)	$(12,057)	$(6,481)

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
June 30, 2014
Interest rate swaps	(12,376)	—	(12,376)	—

December 31, 2013
Interest rate swaps	794	—	794	—
Interest rate swaps	(7,523)	—	(7,523)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During the six months ended June 30, 2014, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 23 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. This replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2014 and December 31, 2013 was $24.0 million and $17.4 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and three additional properties were acquired by Sovran HHF in June 2014 for $34.4 million. In 2008, the Company contributed $18.6 million in cash to the joint venture as its share of capital required to fund acquisitions. In 2012 the Company contributed an additional $1.2 million in cash to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014, the Company contributed $7.0 million in cash to the joint venture as its share of capital required to fund acquisitions.

As of June 30, 2014, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2014 and December 31, 2013 was $12.8 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $0.9 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. The management and call center fees earned by the Company for the six months ended June 30, 2014 and 2013 totaled $1.8 million and $1.6 million, respectively.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended June 30, 2014 and 2013 was $367,000 and $456,000 respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the six months ended June 30, 2014 and 2013 was $793,000 and $821,000, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.4 million at June 30, 2014 and $0.5 million at December 31, 2013, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s income (loss) for the three months ended June 30, 2014 and 2013 was $32,000 and ($1,000), respectively. The Company’s share of Iskalo Office Holdings, LLC’s income for the six months ended June 30, 2014 and 2013 was $64,000 and $21,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $252,000 and $165,000 during the three months ended June 30, 2014 and 2013, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $503,000 and $345,000 during the six months ended June 30, 2014 and 2013, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2014 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$190,594	$186,243	$—
Investment in office building	—	—	4,878
Other assets	4,951	4,762	687

Total Assets	$195,545	$191,005	$5,565

Due to the Company	$239	$311	$—
Mortgages payable	81,273	103,247	6,514
Other liabilities	2,859	2,215	417

Total Liabilities	84,371	105,773	6,931
Unaffiliated partners’ equity (deficiency)	88,939	72,453	(920)
Company equity (deficiency)	22,235	12,779	(446)

Total Partners’ Equity (Deficiency)	111,174	85,232	(1,366)

Total Liabilities and Partners’ Equity (Deficiency)	$195,545	$191,005	$5,565

Income Statement Data:
Total revenues	$11,401	$14,008	$719
Property operating expenses	(3,638)	(4,970)	(274)
Administrative, management and call center fees	(865)	(1,039)	—
Acquisition costs	(926)	—	—
Depreciation and amortization of customer list	(2,013)	(2,075)	(115)
Amortization of financing fees	(92)	(102)	(5)
Income tax expense	(44)	(201)	—
Interest expense	(2,144)	(2,571)	(194)

Net income	$1,679	$3,050	$131

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

For the three months ended June 30, 2014 and 2013, the Company recorded federal and state income tax expense of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded federal and state income tax expense of $0.6 million and $0.7 million, respectively. At June 30, 2014 and 2013, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2014 and 2013, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of June 30, 2014, the Company’s taxable REIT subsidiary has a current tax liability of $0.1 million and a deferred tax liability of $0.9 million. The tax years 2010-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Jun. 30, 2014	Three Months Ended Jun. 30, 2013	Six Months Ended Jun. 30, 2014	Six Months Ended Jun. 30, 2013
Numerator:
Net income from continuing operations attributable to common shareholders	$20,576	$17,703	$37,249	$31,816
Denominator:
Denominator for basic earnings per share – weighted average shares	32,800	31,276	32,592	30,882
Effect of Dilutive Securities:
Stock options and non-vested stock	180	149	167	158

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	32,980	31,425	32,759	31,040
Basic earnings per common share from continuing operations attributable to common shareholders	$0.63	$0.56	$1.14	$1.03
Basic earnings per common share attributable to common shareholders	$0.63	$0.57	$1.14	$1.04
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.62	$0.56	$1.14	$1.03
Diluted earnings per common share attributable to common shareholders	$0.62	$0.57	$1.14	$1.04

Not included in the effect of dilutive securities above are 8,000 stock options and 142,417 unvested restricted shares for the three months ended June 30, 2014, and 8,000 stock option and 67,447 unvested restricted shares for the three months ended June 30, 2013, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 4,000 stock options and 155,648 unvested restricted shares for the six months ended June 30, 2014, and 4,000 stock options and 72,394 unvested restricted shares for the six months ended June 30, 2013, because their effect would be antidilutive.

13.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in total shareholders’ equity for the period:

(dollars in thousands)	Six Months Ended June 30, 2014
Beginning balance of total shareholders’ equity	$870,709
Net proceeds from the issuance of common stock	51,372
Exercise of stock options	356
Earned portion of non-vested stock	2,322
Stock option expense	149
Deferred compensation outside directors	59
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(2,451)
Net income attributable to common shareholders	37,249
Change in fair value of derivatives	(5,655)
Dividends	(44,510)

Ending balance of total shareholders’ equity	$909,600

On May 12, 2014, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC (“Jefferies”), SunTrust Robinson Humphrey, Inc. (“SunTrust”), Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC (“BB&T”), pursuant to which the Company may sell from time to time up to $225 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended June 30, 2014, the Company issued 250,000 shares of common stock under the Equity Program at a weighted average issue price of $77.08 per share, generating net proceeds of $19.0 million after deducting $0.2 million of sales commissions paid to Piper. During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with these Equity Programs during 2014. The Company used the proceeds from the Equity Programs to fund a portion of the acquisition of 23 storage facilities. As of June 30, 2014, the Company had $205.7 million available for issuance under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment. The Company issued 90,675 shares under the plan in 2014.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and disclosures of Components of an Entity”. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We have adopted this guidance effective January 1, 2014 and the adoption is expected to significantly reduce the classification of property sales by the Company as discontinued operations.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is currently evaluating the new standard.

15.	COMMITMENT AND CONTINGENCIES

At June 30, 2014, the Company was under contract to acquire one self-storage facility for cash consideration of approximately $11.8 million. The facility was acquired in July 2014 and was funded through operating cash flow.

The Company was also under contract as of June 30, 2014 to sell one self storage facility for cash consideration of approximately $5.2 million. The sale of this facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be sold.

16.	SUBSEQUENT EVENTS

On July 2, 2014, the Company declared a quarterly dividend of $0.68 per common share. The dividend was paid on July 28, 2014 to shareholders of record on July 14, 2014. The total dividend paid amounted to $22.6 million.

In July 2014, the Company acquired one self-storage facility for $11.8 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2014 THROUGH JUNE 30, 2014, COMPARED TO THE PERIOD APRIL 1, 2013 THROUGH JUNE 30, 2013

We recorded rental revenues of $74.4 million for the three months ended June 30, 2014, an increase of $12.3 million or 19.7% when compared to rental revenues of $62.1 million for the same period in 2013. Of the increase in rental revenue, $5.1 million resulted from an 8.3% increase in rental revenues at the 386 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013). The increase in same store rental revenues was a result of a 270 basis point increase in average quarterly occupancy and a 4.4% increase in rental income per square foot. The remaining increase in rental revenue of $7.2 million was a result of the revenues from the acquisition of 34 properties and the lease of four properties completed since January 1, 2013. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.1 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily as a result of increased commissions earned on customer insurance. Also included in 2014 other income is an acquisition fee of $0.1 million related to three properties acquired for one of our unconsolidated joint ventures. There was no such fee in 2013.

Property operations and maintenance expenses increased $1.9 million or 12.7% in the three months ended June 30, 2014 as compared to the same period in 2013. The 386 core properties considered in the same store pool experienced a $0.4 million or 2.9% increase in operating expenses as a result of higher costs for repairs and maintenance, bank charges and other operating expenses. The same store pool benefited from reduced property insurance and yellow page expenses. The remaining increase in property operating expenses of $1.5 million resulted from the acquisition of 34 properties and the lease of four properties completed since January 1, 2013. Real estate tax expense increased $1.7 million as a result of a 12.1% increase in property taxes on the 386 same store pool and the inclusion of taxes on the properties acquired and leased in 2014 and 2013.

Net operating income increased $9.8 million or 21.2% as a result of a 10.0% increase in our same store net operating income and the acquisitions completed since January 1, 2013.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the three months ended June 30, 2014 and 2013.

	Three Months ended June 30,
(dollars in thousands)	2014	2013
Net operating income
Same store	$48,701	$44,279
Other stores and management fee income	7,235	1,873

Total net operating income	55,936	46,152
General and administrative	(10,404)	(8,988)
Acquisition related costs	(1,938)	—
Operating leases of storage facilities	(1,997)	—
Depreciation and amortization	(12,481)	(11,358)
Interest expense	(8,872)	(8,446)
Interest income	24	1
Equity in income of joint ventures	433	455
Income from discontinued operations	—	236

Net income	$20,701	$18,052

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, and exclude the four properties we sold in 2013. The following table sets forth operating data for our 386 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$66,745	$61,641	8.3%
Same store other operating income	3,786	3,294	14.9%

Total same store operating income	70,531	64,935	8.6%
Payroll and benefits	6,286	6,145	2.3%
Real estate taxes	7,043	6,284	12.1%
Utilities	2,421	2,359	2.6%
Repairs and maintenance	2,315	2,091	10.7%
Office and other operating expenses	2,422	2,281	6.2%
Insurance	988	1,113	-11.2%
Advertising and yellow pages	355	383	-7.3%

Total same store operating expenses	21,830	20,656	5.7%

Same store net operating income	$48,701	$44,279	10.0%

			Change
Quarterly same store move ins	45,898	47,791	(1,893)
Quarterly same store move outs	39,662	38,800	862

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the increase in move outs is also a byproduct of having more customers.

General and administrative expenses for the three months ended June 30, 2014 increased $1.4 million or 15.8% compared with the three months ended June 30, 2013. The key driver of the increase was a $0.8 million increase in salaries and performance incentives and a $0.2 million increase in internet advertising. The remaining $0.4 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2013 period.

Acquisition related costs were $1.9 million in the three months ended June 30, 2014 as a result of the acquisition of 16 stores during that period. There were no acquisition related costs in the three months ended June 30, 2013 as no acquisitions were completed during that period.

The operating lease expense for storage facilities in the 2014 period relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million.

Depreciation and amortization expense increased to $12.5 million in the three months ended June 30, 2014 from $11.4 million in the same period of 2013, primarily as a result of depreciation on the 34 properties acquired in 2013 and 2014.

Interest expense increased from $8.5 million in the three months ended June 30, 2013 to $8.9 million in the same period in 2014. The increase was due the higher outstanding balance on our terms notes in 2014 which were used to fund a portion of our acquisitions and to repay our line of credit balance.

In the 4th quarter of 2013, we sold four non-strategic facilities in Ohio, Florida (2), and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The 2013 operations of these facilities are reported in income from discontinued operations.

FOR THE PERIOD JANUARY 1, 2014 THROUGH JUNE 30, 2014, COMPARED TO THE PERIOD JANUARY 1, 2013 THROUGH JUNE 30, 2013

We recorded rental revenues of $144.3 million for the six months ended June 30, 2014, an increase of $22.7 million or 18.6% when compared to rental revenues of $121.7 million for the same period in 2013. Of the increase in rental revenue, $9.7 million resulted from an 8.0% increase in rental revenues at the 386 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013). The increase in same store rental revenues was a result of a 290 basis point increase in average quarterly occupancy and a 3.9% increase in rental income per square foot. The remaining increase in rental revenue of $13.0 million was a result of the revenues from the acquisition of 34 properties and the lease of four properties completed since January 1, 2013. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $2.3 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of increased commissions earned on customer insurance. Also included in 2014 other income is an acquisition fee of $0.1 million related to three properties acquired for one of our unconsolidated joint ventures. There was no such fee in 2013.

Property operations and maintenance expenses increased $3.8 million or 12.8% in the six months ended June 30, 2014 as compared to the same period in 2013. The 386 core properties considered in the same store pool experienced a $1.1 million or 3.8% increase in operating expenses as a result of higher costs for utilities, repairs and maintenance, and snow removal. The same store pool benefited from reduced insurance and yellow page expenses. The remaining increase in property operating expenses of $2.7 million resulted from the acquisition of 34 properties and the lease of four properties completed since January 1, 2013. Real estate tax expense increased $3.3 million as a result of an 11.2% increase in property taxes on the 386 same store pool and the inclusion of taxes on the properties acquired and leased in 2014 and 2013.

Net operating income increased $17.8 million or 20.1% as a result of a 9.7% increase in our same store net operating income and the acquisitions completed since January 1, 2013.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the six months ended June 30, 2014 and 2013.

	Six Months ended June 30,
(dollars in thousands)	2014	2013
Net operating income
Same store	$93,398	$85,169
Other stores and management fee income	12,865	3,317

Total net operating income	106,263	88,486
General and administrative	(20,360)	(17,781)
Acquisition related costs	(4,716)	(486)
Operating leases of storage facilities	(3,994)	—
Depreciation and amortization	(24,423)	(22,559)
Interest expense	(16,216)	(16,904)
Interest income	31	1
Gain on sale of real estate	—	421
Equity in income of joint ventures	892	842
Income from discontinued operations	—	404

Net income	$37,477	$32,424

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, and exclude the four properties we sold in 2013. The following table sets forth operating data for our 386 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$130,684	$121,029	8.0%
Same store other operating income	7,278	6,162	18.1%

Total same store operating income	137,962	127,191	8.5%
Payroll and benefits	12,540	12,331	1.7%
Real estate taxes	14,100	12,679	11.2%
Utilities	5,283	4,861	8.7%
Repairs and maintenance	5,026	4,535	10.8%
Office and other operating expenses	4,842	4,699	3.0%
Insurance	2,061	2,136	-3.5%
Advertising and yellow pages	712	781	-8.8%

Total same store operating expenses	44,564	42,022	6.0%

Same store net operating income	$93,398	$85,169	9.7%

			Change
Year-to-date same store move ins	84,516	85,906	(1,390)
Year-to-date same store move outs	75,239	75,507	(268)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in year-to-date move outs is a result of customers staying longer with us.

General and administrative expenses for the six months ended June 30, 2014 increased $2.6 million or 14.5% compared with the six months ended June 30, 2013. The key driver of the increase was a $1.5 million increase in salaries and performance incentives and a $0.5 million increase in internet advertising. The remaining $0.6 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2013 period.

Acquisition related costs were $4.7 million in the six months ended June 30, 2014 as a result of the acquisition of 23 stores during that period. Acquisition related costs for the six months ended June 30, 2013 were $0.5 million as a result of the acquisition of three stores during that period.

The operating lease expense for storage facilities in the 2014 period relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million.

Depreciation and amortization expense increased to $24.4 million in the six months ended June 30, 2014 from $22.6 million in the same period of 2013, primarily as a result of depreciation on the 34 properties acquired in 2013 and 2014.

Interest expense decreased from $16.9 million in the six months ended June 30, 2013 to $16.2 million in the same period in 2014. The decrease was due to reduced interest rates as a result of our refinancing in June 2013, partially offset by increased borrowings to fund acquisitions.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Jun. 30, 2014	Three Months Ended Jun. 30, 2013	Six Months Ended Jun. 30, 2014	Six Months Ended Jun. 30, 2013
Net income attributable to common shareholders	$20,576	$17,937	$37,249	$32,217
Net income attributable to noncontrolling interest	125	115	228	207
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	12,255	11,138	23,970	22,141
Depreciation of real estate included in discontinued operations	—	89	—	177
Depreciation and amortization from unconsolidated joint ventures exclusive of deferred financing fees	360	372	736	746
Gain on sale of real estate	—	—	—	(421)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(202)	(189)	(378)	(351)

FFO available to common shareholders	$33,114	$29,462	$61,805	$54,716

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2014, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At June 30, 2014, our leverage ratio as defined in the agreements was approximately 38.3%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2014, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $60.3 million and $49.1 million for the six months ended June 30, 2014, and 2013, respectively. The increase in operating cash flows in the 2014 period compared to the 2013 period was primarily due to the increase in net income and a smaller decrease in accounts payable in 2014 as compared to the same period in 2013.

Cash used in investing activities was $203.0 million and $30.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash used in investing activities in the 2014 period compared to the 2013 period was due to the acquisition of 23 storage facilities in the six months ended June 30, 2014 for $183.8 million as compared to three storage facilities in the same period of 2013 for $22.3 million. In 2014 we also made an additional investment of $7.1 million in an unconsolidated joint venture to fund our share of the purchase price of three storage facilities acquired by that joint venture. In 2013 we sold our equity interest and a mortgage note in a consolidated joint venture resulting in net proceeds of $4.4 million.

Cash provided by financing activities was $140.2 million and $16.0 million for the six months ended June 30, 2014 and 2013, respectively. In the 2014 period we received proceeds of $175.0 million on a 10 year term note and used the proceeds to reduce our line of credit. We made net repayments on our line of credit of $41.0 million in the 2014 period. In the 2014 period we also issued shares under our continuous equity offering program to fund acquisitions which, when combined with proceeds from the exercise of stock options and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $51.7 million. We paid dividends of $44.5 million in the 2014 period which increased in comparison to dividends of $29.7 million in the 2013 period primarily because of an increase in our common shares outstanding and an increase in our dividend rate. In the 2013 period we received more proceeds under our continuous equity offering program in comparison to the 2014 period for the purpose of funding acquisitions and reducing the balance on our line of credit. Proceeds from the issuance of shares under the equity offering program, stock option exercises and the sale of shares through our dividend reinvestment program resulted in net proceeds of $56.8 million in the 2013 period. We made net repayments on our line of credit of $41.0 million in the 2013 period.

On April 8, 2014, the Company entered into a $175 million term note maturing April 2024 bearing interest at a fixed rate of 4.533%. The interest rate on the term note increases to 6.283% if the Company is not rated by at least one rating agency or if the Company’s credit rating is downgraded. The proceeds from this term note were used to repay the $115 million outstanding on the Company’s line of credit at April 8, 2014, with the excess proceeds used to fund a portion of the 2014 acquisitions.

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangement. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2014 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2014 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at June 30, 2014 on the Company’s available line of credit was approximately 1.65% (1.67% at December 31, 2013). At June 30, 2014, there was $166.3 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2014 the margin is 1.65%).

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include a $2.2 million mortgage payable that is secured by a storage facility.

On May 12, 2014, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC (“Jefferies”), SunTrust Robinson Humphrey, Inc. (“SunTrust”), Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC (“BB&T”), pursuant to which the Company may sell from time to time up to $225 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended June 30, 2014, the Company issued 250,000 shares of common stock under the Equity Program at a weighted average issue price of $77.08 per share, generating net proceeds of $19.0 million after deducting $0.2 million of sales commissions payable to Piper. During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust. In addition to sales commissions, the Company incurred expenses of $0.1 million in connection with these Equity Programs during 2014. The Company used the proceeds from the Equity Programs to fund a portion of the acquisition of 23 storage facilities. As of June 30, 2014, the Company had $205.7 million available for issuance under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 90,675 shares under the plan during the six months ended June 30, 2014.

During the six months ended June 30, 2014 and 2013, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2014, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the six months ended June 30, 2014, the Company acquired 23 self-storage facilities comprising 1.6 million square feet in Florida (2), Georgia (1), Illinois (2), Maine (2), Missouri (7), New Jersey (5), New York (1), and Texas (3) for a total purchase price of $190.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.8% on these purchases and ranged from 0% on a recently constructed facility to 7.1% on mature facilities.

Sovran HHF Holdings LLC, a joint venture in which the Company is a 20% owner, acquired three self-storage facilities in the six months ended June 30, 2014 for approximately $34 million. The Company’s share of the capital required for these purchases was approximately $7 million.

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

During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. We may seek to sell additional properties to third parties or joint venture partners in 2014, and at June 30, 2014 we had one property on sale contract for $5.2 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2014, and at June 30, 2014 we had one property under contract to be purchased for approximately $11.8 million. The facility was acquired in July 2014.

In the six months ended June 30, 2014, we added 108,800 square feet to existing properties for a total cost of approximately $7.6 million. During 2013, we added 295,000 square feet to existing properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million. Although we do not expect to construct any new facilities in 2014, we do plan to complete an additional $13.1 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first six months of 2014 we spent approximately $6.6 million on such improvements and we expect to spend approximately $9.4 million for the remainder of 2014.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2014, 198,913 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $333 million at June 30, 2014, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $0.1 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2014. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2014. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2014.

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

PART II.	Legal Proceedings

Item 1.	Other Information

None

Item 1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013;

(iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)
August 5, 2014
Date