Form 10-Q
period 2014-09-30
SOVRAN SELF STORAGE INC
filed 2014-11-04
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, 33,757,474 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2014 (unaudited)	December 31, 2013
Assets
Investment in storage facilities:
Land	$381,794	$312,053
Building, equipment, and construction in progress	1,731,340	1,552,584

	2,113,134	1,864,637
Less: accumulated depreciation	(400,306)	(366,472)

Investment in storage facilities, net	1,712,828	1,498,165
Cash and cash equivalents	7,476	9,524
Accounts receivable	5,663	5,119
Receivable from unconsolidated joint ventures	714	883
Investment in unconsolidated joint ventures	38,911	30,391
Prepaid expenses	7,302	5,978
Fair value of interest rate swap agreements	547	794
Other assets	7,843	11,021

Total Assets	$1,781,284	$1,561,875

Liabilities
Line of credit	$—	$49,000
Term notes	750,000	575,000
Accounts payable and accrued liabilities	43,807	37,741
Deferred revenue	7,269	6,708
Fair value of interest rate swap agreements	10,458	7,523
Mortgages payable	2,160	2,254

Total Liabilities	813,694	678,226
Noncontrolling redeemable Operating Partnership Units at redemption value	14,817	12,940
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 33,708,457 shares issued and outstanding at September 30, 2014 (32,532,991 at December 31, 2013)	349	337
Additional paid-in capital	1,157,820	1,066,399
Dividends in excess of net income	(168,628)	(162,450)
Accumulated other comprehensive loss	(9,593)	(6,402)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	952,773	870,709

Total Liabilities and Shareholders’ Equity	$1,781,284	$1,561,875

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	July 1, 2014 to September 30, 2014	July 1, 2013 to September 30, 2013
Revenues
Rental income	$79,092	$65,309
Other operating income	6,157	5,146

Total operating revenues	85,249	70,455
Expenses
Property operations and maintenance	17,913	15,568
Real estate taxes	8,312	6,953
General and administrative	10,041	8,965
Acquisition costs	1,210	776
Operating leases of storage facilities	1,997	—
Depreciation and amortization	13,357	11,293

Total operating expenses	52,830	43,555

Income from operations	32,419	26,900
Other income (expenses)

Interest expense	(9,116)	(7,923)
Interest income	1	1
Gain on sale of real estate	1,777	—
Equity in income of joint ventures	662	575

Income from continuing operations	25,743	19,553
Income from discontinued operations	—	246

Net income	25,743	19,799
Net income attributable to noncontrolling interest	(154)	(124)

Net income attributable to common shareholders	$25,589	$19,675

Earnings per common share attributable to common shareholders – basic
Continuing operations	$0.77	$0.62
Discontinued operations	—	0.01

Earnings per share—basic	$0.77	$0.63

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$0.77	$0.61
Discontinued operations	—	0.01

Earnings per share—diluted	$0.77	$0.62

Common shares used in basic earnings per share calculation	33,234,660	31,469,026
Common shares used in diluted earnings per share calculation	33,398,648	31,625,635
Dividends declared per common share	$0.68	$0.53

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2014 to September 30, 2014	January 1, 2013 to September 30, 2013
Revenues
Rental income	$223,438	$186,997
Other operating income	17,712	14,445

Total operating revenues	241,150	201,442
Expenses
Property operations and maintenance	51,431	45,288
Real estate taxes	24,433	19,735
General and administrative	30,400	26,745
Acquisition costs	5,926	1,263
Operating leases of storage facilities	5,991	—
Depreciation and amortization	37,780	33,852

Total operating expenses	155,961	126,883

Income from operations	85,189	74,559
Other income (expenses)

Interest expense	(25,331)	(24,827)
Interest income	31	2
Gain on sale of real estate	1,777	421
Equity in income of joint ventures	1,553	1,417

Income from continuing operations	63,219	51,572
Income from discontinued operations	—	651

Net income	63,219	52,223
Net income attributable to noncontrolling interest	(381)	(331)

Net income attributable to common shareholders	$62,838	$51,892

Earnings per common share attributable to common shareholders – basic
Continuing operations	$1.92	$1.65
Discontinued operations	—	0.02

Earnings per share—basic	$1.92	$1.67

Earnings per common share attributable to common shareholders – diluted
Continuing operations	$1.91	$1.64
Discontinued operations	—	0.02

Earnings per share—diluted	$1.91	$1.66

Common shares used in basic earnings per share calculation	32,806,164	31,077,910
Common shares used in diluted earnings per share calculation	32,972,262	31,235,049
Dividends declared per common share	$2.04	$1.49

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$25,743	$19,799	$63,219	$52,223
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	2,464	(3,572)	(3,191)	5,189

Total comprehensive income	28,207	16,227	60,028	57,412
Comprehensive income attributable to noncontrolling interest	(170)	(102)	(362)	(364)

Comprehensive income attributable to common shareholders	$28,037	$16,125	$59,666	$57,048

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2014 to September 30, 2014	January 1, 2013 to September 30, 2013
Operating Activities
Net income	$63,219	$52,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,780	34,118
Amortization of deferred financing fees	619	640
Gain on sale of real estate	(1,777)	(421)
Equity in income of joint ventures	(1,553)	(1,417)
Distributions from unconsolidated joint venture	2,280	1,898
Non-vested stock earned	3,540	2,067
Stock option expense	186	261
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(514)	(122)
Prepaid expenses	(1,186)	(481)
Receipts from joint ventures	252	74
Accounts payable and other liabilities	5,680	(3,531)
Deferred revenue	(894)	304

Net cash provided by operating activities	107,632	85,613

Investing Activities

Acquisitions of storage facilities	(229,709)	(50,193)
Improvements, equipment additions, and construction in progress	(20,257)	(18,979)
Net proceeds from the sale of real estate	5,063	4,367
Investment in unconsolidated joint ventures	(9,383)	(4,111)
Property deposit	(776)	99

Net cash used in investing activities	(255,062)	(68,817)

Financing Activities

Net proceeds from sale of common stock	87,707	91,103
Proceeds from line of credit	125,000	120,000
Repayments of line of credit	(174,000)	(176,000)
Proceeds from term notes	175,000	325,000
Repayments of term notes	—	(325,000)
Financing costs	(711)	(1,554)
Dividends paid-common stock	(67,113)	(46,326)
Distributions to noncontrolling interest holders	(406)	(297)
Redemption of operating partnership units	—	(306)
Mortgage principal payments	(95)	(1,009)

Net cash provided by (used in) financing activities	145,382	(14,389)

Net (decrease) increase in cash	(2,048)	2,407
Cash at beginning of period	9,524	7,255

Cash at end of period	$7,476	$9,662

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$20,091	$24,876

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassification: Certain amounts from the 2013 financial statements have been reclassified as discontinued operations as a result of the sale of four storage facilities in 2013 (see Note 5).

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At September 30, 2014, we had an ownership interest in, leased, and/or managed 503 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 503 self-storage properties are 28 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, 17 properties that we manage and have no ownership interest, and four properties we lease. Approximately 39% of the Company’s revenue is derived from stores in the states of Texas and Florida.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.4% ownership interest therein as of September 30, 2014. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At September 30, 2014 and December 31, 2013, there were 198,913 noncontrolling redeemable operating partnership Units outstanding. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2014 and December 31, 2013, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(dollars in thousands)	Nine Months Ended Sep. 30, 2014
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,940
Net income attributable to noncontrolling interests – consolidated joint venture	381
Distributions	(406)
Adjustment to redemption value	1,902

Ending balance noncontrolling redeemable Operating Partnership Units	$14,817

3.	STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended September 30, 2014 and 2013, the Company recorded compensation expense (included in general and administrative expense) of $37,000 and $43,000, respectively, related to stock options and $1,129,000 and $795,000, respectively, related to amortization of non-vested stock grants. For the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense (included in general and administrative expense) of $186,000 and $261,000, respectively, related to stock options and $3,451,000 and $1,977,000, respectively, related to amortization of non-vested stock grants.

During the three months ended September 30, 2014 and 2013, employees exercised 3,962 and 23,835 stock options respectively, and 31,078 and 13,334 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2014 and 2013, employees exercised 12,962 and 121,845 stock options respectively, and 48,678 and 32,796 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the nine months ended September 30, 2014.

(dollars in thousands)
Cost:
Beginning balance	$1,864,637
Acquisition of storage facilities	232,763
Improvements and equipment additions	21,232
Net decrease in construction in progress	(975)
Dispositions	(4,523)

Ending balance	$2,113,134

Accumulated Depreciation:
Beginning balance	$366,472
Depreciation expense during the period	35,057
Dispositions	(1,223)

Ending balance	$400,306

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During the nine months ended September 30, 2014 the Company acquired 28 self-storage facilities and the purchase price of the facilities has been assigned as follows (as of September 30, 2014 the purchase price assignments relating to the five facilities acquired during the three months ended September 30, 2014 are preliminary):

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Loan Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Acquisition Costs Expensed
2014
Florida	2	1/9/2014	$54,000	$53,599	$—	$401	$23,309	$29,867	$824	$1,672
Texas	1	1/17/2014	9,000	8,962	—	38	3,999	4,856	145	215
Texas	1	2/10/2014	8,900	8,857	—	43	2,235	6,564	101	203
Maine	2	2/11/2014	14,750	14,601	—	149	2,639	11,824	287	406
Illinois	1	3/31/14	8,700	8,582	—	118	1,837	6,724	139	223
Illinois	1	5/5/14	5,500	5,487	—	13	598	4,902	—	44
Texas	1	5/13/14	6,075	6,017	—	58	2,000	3,935	140	180
Missouri	7	5/22/14	35,050	34,786	—	264	9,420	24,835	795	615
New Jersey	1	6/5/14	12,600	12,526	—	74	5,161	7,201	238	280
New York	1	6/11/14	8,000	7,988	—	12	1,741	6,106	153	201
New Jersey	1	6/12/14	2,500	2,430	—	70	—	2,319	181	63
Georgia	1	6/12/14	7,700	7,616	—	84	2,263	5,293	144	178
New Jersey	3	6/18/14	18,325	18,221	—	104	2,543	15,377	405	539
New Jersey	1	7/10/14	11,590	11,572	—	18	1,512	9,880	198	320
Florida	1	8/28/14	10,200	10,111	—	89	2,958	7,055	187	183
Virginia	1	9/5/14	6,400	6,373	—	27	2,349	3,947	104	266
Texas	1	9/10/14	11,200	11,046	—	154	4,657	6,349	194	195
Tennessee	1	9/18/14	6,550	6,535	—	15	759	5,749	42	143

Total 2014	28		$237,040	$235,309	$—	$1,731	$69,980	$162,783	$4,277	$5,926

All of the properties acquired were purchased from unrelated third parties. The operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates. Of the $235.3 million paid at closing for the properties acquired during the nine months ended September 30, 2014, $5.6 million represented deposits that were paid in 2013 when certain of these properties originally went under contract.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Sep. 30, 2014	Dec. 31, 2013
In-place customer leases	$18,920	$14,643
Accumulated amortization	(16,274)	(13,551)

Net carrying value at the end of period	$2,646	$1,092

Amortization expense related to in-place customer leases was $1.2 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively and was $2.7 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. The Company expects to record $4.0 million and $1.4 million of amortization expense for the years ended December 31, 2014 and 2015, respectively.

As noted above, during the nine months ended September 30, 2014, the Company acquired 28 properties. The following pro forma information is based on the combined historical financial statements of the Company and the 28 properties acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2013:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Total revenues	$85,774	$76,372	$248,705	$218,383
Net income attributable to common shareholders	$27,795	$20,018	$70,712	$43,984
Earnings per common share
Basic	$0.83	$0.60	$2.11	$1.31
Diluted	$0.83	$0.59	$2.10	$1.31

The following table summarizes the revenues and earnings related to the 28 properties since the acquisition dates that are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Total revenues	$5,562	$10,047
Net loss attributable to common shareholders	$(1,199)	$(5,774)

The above net losses attributable to common shareholders were primarily due to the acquisition costs incurred in connection with the 2014 acquisitions.

5.	DISCONTINUED OPERATIONS

In the 4th quarter of 2013, the Company sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The operations of these facilities are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2013. Through September 30, 2014 the Company has not reported any dispositions of facilities as discontinued operations. The following is a summary of the amounts reported as discontinued operations in 2013:

(dollars in thousands)	Jul. 1, 2013 to Sep. 30, 2013	Jan. 1, 2013 to Sep. 30, 2013
Total revenue	$528	$1,490
Property operations and maintenance expense	(152)	(450)
Real estate taxes	(41)	(123)
Depreciation and amortization expense	(89)	(266)
Net realized gain on sale of property	—	—

Total income from discontinued operations	$246	$651

Income from continuing operations attributable to common shareholders was $25.6 million and $19.4 million for the three months ended September 30, 2014, and 2013, respectively. Income from continuing operations attributable to common shareholders was $62.8 million and $51.2 million for the nine months ended September 30, 2014, and 2013, respectively. Income from discontinued operations attributable to common shareholders was $0 and $0.2 million for the three months ended September 30, 2014, and 2013, respectively. Income from discontinued operations attributable to common shareholders was $0 and $0.6 million for the nine months ended September 30, 2014, and 2013, respectively.

6.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Sep. 30, 2014	Dec. 31, 2013
Revolving line of credit borrowings	$—	$49,000

Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	225,000	225,000
Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	—

Total term notes payable	$750,000	$575,000

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

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangements. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2014 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2014 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at September 30, 2014 on the Company’s available line of credit was approximately 1.65% (1.67% at December 31, 2013). At September 30, 2014, there was $174.3 million available on the unsecured line of credit net of outstanding letters of credit of $0.7 million and without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2014 the margin is 1.65%).

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2014, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2014 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2014 and December 31, 2013 consist of the following:

(dollars in thousands)	September 30, 2014	December 31, 2013
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.21%)	2,160	2,254

Total mortgages payable	$2,160	$2,254

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.50% (1.65% at September 30, 2014)	—	—	—	—	—	—	—	—
Notes Payable:
Term note - fixed rate 6.38%	—	—	$150,000	—	—	—	$150,000	$163,809
Term note - variable rate LIBOR+1.65% (1.81% at September 30, 2014)	—	—	—	—	—	$225,000	$225,000	$225,000
Term note - variable rate LIBOR+1.65% (1.80% at September 30, 2014)	—	—	—	—	—	$100,000	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$109,513
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$175,881
Mortgage notes - fixed rate 5.99%	$33	$134	$142	$151	$160	$1,540	$2,160	$2,273
Interest rate derivatives – asset	—	—	—	—	—	—	—	$(547)
Interest rate derivatives – liability	—	—	—	—	—	—	—	$10,458

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus for the three and nine months ended September 30, 2014, and 2013.

The Company has interest rate swap agreements in effect at September 30, 2014 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended September 30, 2014 and 2013, the net reclassification from AOCL to interest expense was $1.4 million and $1.5 million, respectively, based on payments made under the swap agreements. During the nine months ended September 30, 2014 and 2013, the net reclassification from AOCL to interest expense was $4.1 million and $4.0 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million for the 12 months ended September 30, 2015. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $0.5 million and a liability of $10.5 million at September 30, 2014, and an asset of $0.8 million and a liability of $7.5 million at December 31, 2013.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of September 30, 2014, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of September 30, 2014, it could have been required to settle its obligations under the agreements at their net termination value of $9.9 million.

The changes in AOCL for the three and nine months ended September 30, 2014 and September 30, 2013 are summarized as follows:

(dollars in thousands)	Jul. 1, 2014 to Sep. 30, 2014	Jul. 1, 2013 to Sep. 30, 2013	Jan. 1, 2014 to Sep. 30, 2014	Jan. 1, 2013 to Sep. 30, 2013
Accumulated other comprehensive loss beginning of period	$(12,057)	$(6,481)	$(6,402)	$(15,242)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,392	1,474	4,134	3,979
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	1,072	(5,046)	(7,325)	1,210

(Loss) gain included in other comprehensive loss	2,464	(3,572)	(3,191)	5,189

Accumulated other comprehensive loss end of period	$(9,593)	$(10,053)	$(9,593)	$(10,053)

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
September 30, 2014
Interest rate swaps	547	—	547	—
Interest rate swaps	(10,458)	—	(10,458)	—

December 31, 2013
Interest rate swaps	794	—	794	—
Interest rate swaps	(7,523)	—	(7,523)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During the nine months ended September 30, 2014, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 28 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. This replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover in its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2014 and December 31, 2013 was $26.2 million and $17.4 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and three additional properties were acquired by Sovran HHF in June 2014 for $34.4 million. In

2008, the Company contributed $18.6 million in cash to the joint venture as its share of capital required to fund acquisitions. In 2012 the Company contributed an additional $1.2 million in cash to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014, the Company contributed $9.3 million in cash to the joint venture as its share of capital required to fund acquisitions and deposits on future acquisitions.

As of September 30, 2014, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2014 and December 31, 2013 was $12.7 million and $12.8 million, respectively. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. The management and call center fees earned by the Company for the nine months ended September 30, 2014 and 2013 totaled $2.8 million and $2.5 million, respectively.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended September 30, 2014 and 2013 was $624,000 and $552,000 respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the nine months ended September 30, 2014 and 2013 was $1,417,000 and $1,373,000, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.4 million at September 30, 2014 and $0.5 million at December 31, 2013, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s share of Iskalo Office Holdings, LLC’s income for the three months ended September 30, 2014 and 2013 was $38,000 and $23,000, respectively. The Company’s share of Iskalo Office Holdings, LLC’s income for the nine months ended September 30, 2014 and 2013 was $102,000 and $44,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $261,000 and $231,000 during the three months ended September 30, 2014 and 2013, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $764,000 and $576,000 during the nine months ended September 30, 2014 and 2013, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2014 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$189,678	$185,656	$—
Investment in office building	—	—	4,829
Other assets	17,478	4,687	920

Total Assets	$207,156	$190,343	$5,749

Due to the Company	$344	$382	$—
Mortgages payable	80,861	103,068	6,487
Other liabilities	3,447	2,358	551

Total Liabilities	84,652	105,808	7,038
Unaffiliated partners’ equity (deficiency)	98,003	71,861	(881)
Company equity (deficiency)	24,501	12,674	(408)

Total Partners’ Equity (Deficiency)	122,504	84,535	(1,289)

Total Liabilities and Partners’ Equity (Deficiency)	$207,156	$190,343	$5,749

Income Statement Data:
Total revenues	$18,218	$21,310	$1,081
Property operating expenses	(5,797)	(7,448)	(400)
Administrative, management and call center fees	(1,376)	(1,581)	—
Acquisition costs	(926)	—	—
Depreciation and amortization of customer list	(3,242)	(3,117)	(172)
Amortization of financing fees	(137)	(152)	(8)
Income tax expense	(78)	(301)	—
Interest expense	(3,209)	(3,866)	(292)

Net income	$3,453	$4,845	$209

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

For the three months ended September 30, 2014 and 2013, the Company recorded federal and state income tax expense of $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded federal and state income tax expense of $1.0 million and $1.0 million, respectively. At September 30, 2014 and 2013, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2014 and 2013, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of September 30, 2014, the Company’s taxable REIT subsidiary has a current tax liability of $0.3 million and a deferred tax liability of $0.8 million. The tax years 2011-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Sep. 30, 2014	Three Months Ended Sep. 30, 2013	Nine Months Ended Sep. 30, 2014	Nine Months Ended Sep. 30, 2013
Numerator:
Net income from continuing operations attributable to common shareholders	$25,589	$19,431	$62,838	$51,245
Denominator:
Denominator for basic earnings per share – weighted average shares	33,235	31,469	32,806	31,078
Effect of Dilutive Securities:
Stock options and non-vested stock	164	157	166	157

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	33,399	31,626	32,972	31,235
Basic earnings per common share from continuing operations attributable to common shareholders	$0.77	$0.62	$1.92	$1.65
Basic earnings per common share attributable to common shareholders	$0.77	$0.63	$1.92	$1.67
Diluted earnings per common share from continuing operations attributable to common shareholders	$0.77	$0.61	$1.91	$1.64
Diluted earnings per common share attributable to common shareholders	$0.77	$0.62	$1.91	$1.66

Not included in the effect of dilutive securities above are 6,000 stock options and 125,775 unvested restricted shares for the three months ended September 30, 2014, and 121,916 unvested restricted shares for the three months ended September 30, 2013, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 6,667 stock options and 145,690 unvested restricted shares for the nine months ended September 30, 2014, and 2,667 stock options and 88,901 unvested restricted shares for the nine months ended September 30, 2013, because their effect would be antidilutive.

13.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in total shareholders’ equity for the period:

(dollars in thousands)	Nine Months Ended September 30, 2014
Beginning balance of total shareholders’ equity	$870,709
Net proceeds from the issuance of common stock	87,179
Exercise of stock options	527
Earned portion of non-vested stock	3,451
Stock option expense	186
Deferred compensation outside directors	89
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(1,902)
Net income attributable to common shareholders	62,838
Change in fair value of derivatives	(3,191)
Dividends	(67,113)

Ending balance of total shareholders’ equity	$952,773

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

During the three months ended September 30, 2014, the Company issued 424,403 shares of common stock under the Equity Program at a weighted average issue price of $78.46 per share, generating net proceeds of $32.9 million after deducting $0.4 million of sales commissions paid to HSBC. During the nine months ended September 30, 2014, the Company issued 674,403 shares of common stock under the Equity Program at a weighted average issue price of $77.95 per share, generating net proceeds of $51.9 million after deducting $0.7 million of sales commissions paid to Piper and HSBC. As of September 30, 2014, the Company had $172.4 million available for issuance under the Equity Program.

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust.

In addition to sales commissions, the Company incurred expenses of $0.2 million in connection with these equity programs during 2014. The Company used the proceeds from the equity programs to fund a portion of the acquisition of 28 storage facilities.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 129,837 shares under the plan in 2014.

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

The following table summarizes the revenues and expenses up to the date of sale of the one property sold in 2014 that are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Total revenues	$80	$180	$465	$526
Property operations and maintenance expense	23	50	111	161
Real estate tax expense	3	18	51	54
Depreciation and amortization expense	9	26	60	76
Gain on sale of real estate	1,777	—	1,777	—

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company is currently evaluating the new standard to determine the impact it may have on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is currently evaluating the new standard to determine the impact it may have on the consolidated financial statements.

15.	COMMITMENT AND CONTINGENCIES

At September 30, 2014, the Company was under contract to acquire five self-storage facilities for cash consideration of approximately $56.6 million. Three of these facilities were acquired in October 2014 for $41.1 million and were funded with draws on the Company’s line of credit. At September 30, 2014, Sovran HHF, a joint venture in which the Company has a 20% ownership interest, was under contract to acquire 11 self-storage facilities for cash consideration of approximately $153.0 million. The Company’s cash contribution to Sovran HHF for the purchase of the 11 facilities would be approximately $21.0 million. The purchase of these facilities by the Company or Sovran HHF is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company was also under contract as of September 30, 2014 to sell one self storage facility for cash consideration of approximately $6.3 million. The sale of this facility by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be sold.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act, the New Jersey Consumer Fraud Act and the New Jersey Insurance Producer Licensing Act. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company intends to vigorously defend the action, and the possibility of any adverse outcome cannot be determined at this time.

16.	SUBSEQUENT EVENTS

On October 2, 2014, the Company declared a quarterly dividend of $0.68 per common share. The dividend was paid on October 28, 2014 to shareholders of record on October 14, 2014. The total dividend paid amounted to $22.9 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2014 THROUGH SEPTEMBER 30, 2014, COMPARED TO THE PERIOD JULY 1, 2013 THROUGH SEPTEMBER 30, 2013

We recorded rental revenues of $79.1 million for the three months ended September 30, 2014, an increase of $13.8 million or 21.1% when compared to rental revenues of $65.3 million for the same period in 2013. Of the increase in rental revenue, $4.4 million resulted from a 6.8% increase in rental revenues at the 385 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013). The increase in same store rental revenues was a result of a 140 basis point increase in average quarterly occupancy and a 4.4% increase in rental income per square foot. The remaining increase in rental revenue of $9.4 million was a result of the revenues from the acquisition of 39 properties and the lease of four properties completed since January 1, 2013. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.0 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $2.3 million or 15.1% in the three months ended September 30, 2014 as compared to the same period in 2013. The 385 core properties considered in the same store pool experienced a $0.3 million or 2.2% increase in operating expenses as a result of higher costs for repairs and maintenance, bank charges and payroll expenses. The same store pool benefited from reduced property insurance and yellow page expenses. The remaining increase in property operating expenses of $2.0 million resulted from the acquisition of 39 properties and the lease of four properties completed since January 1, 2013. Real estate tax expense increased $1.4 million as a result of a 2.8% increase in property taxes on the 385 same store pool and the inclusion of taxes on the properties acquired and leased in 2014 and 2013.

Net operating income increased $11.1 million or 23.1% as a result of a 9.2% increase in our same store net operating income and the acquisitions completed since January 1, 2013.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the three months ended September 30, 2014 and 2013.

	Three Months ended September 30,
(dollars in thousands)	2014	2013
Net operating income
Same store	$49,924	$45,723
Other stores and management fee income	9,100	2,211

Total net operating income	59,024	47,934
General and administrative	(10,041)	(8,965)
Acquisition related costs	(1,210)	(776)
Operating leases of storage facilities	(1,997)	—
Depreciation and amortization	(13,357)	(11,293)
Interest expense	(9,116)	(7,923)
Interest income	1	1
Gain on sale of real estate	1,777	—
Equity in income of joint ventures	662	575
Income from discontinued operations	—	246

Net income	$25,743	$19,799

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, and exclude the five properties we sold since January 1, 2013. The following table sets forth operating data for our 385 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$68,829	$64,460	6.8%
Same store other operating income	3,711	3,348	10.8%

Total same store operating income	72,540	67,808	7.0%
Payroll and benefits	6,316	6,170	2.4%
Real estate taxes	7,030	6,836	2.8%
Utilities	2,939	2,943	-0.1%
Repairs and maintenance	2,498	2,193	13.9%
Office and other operating expenses	2,500	2,460	1.6%
Insurance	980	1,102	-11.1%
Advertising and yellow pages	353	381	-7.3%

Total same store operating expenses	22,616	22,085	2.4%

Same store net operating income	$49,924	$45,723	9.2%

			Change
Quarterly same store move ins	40,458	43,002	(2,544)
Quarterly same store move outs	45,082	46,853	(1,771)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in move outs is a byproduct of customers staying longer with us.

General and administrative expenses for the three months ended September 30, 2014 increased $1.1 million or 12.0% compared with the three months ended September 30, 2013. The key driver of the increase was a $0.5 million increase in salaries and performance incentives. The remaining $0.6 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2013 period.

Acquisition related costs were $1.2 million in the three months ended September 30, 2014 as a result of the acquisition of five stores during that period. Acquisition related costs for the three months ended September 30, 2013 were $0.8 million as a result of the acquisition of three stores during that period.

The operating lease expense for storage facilities in the 2014 period relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million.

Depreciation and amortization expense increased to $13.4 million in the three months ended September 30, 2014 from $11.3 million in the same period of 2013, primarily as a result of depreciation on the 39 properties acquired in 2013 and 2014.

Interest expense increased from $7.9 million in the three months ended September 30, 2013 to $9.1 million in the same period in 2014. The increase was due the higher outstanding balance on our terms notes in 2014 which were used to fund a portion of our acquisitions and to repay our line of credit balance.

During the three months ended September 30, 2014 we sold one storage facility in Texas for net proceeds of approximately $4.9 million, resulting in a gain on sale of $1.8 million.

In the 4th quarter of 2013, we sold four non-strategic facilities in Ohio, Florida (2), and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The 2013 operations of these facilities are reported in income from discontinued operations as required under previous accounting guidance.

FOR THE PERIOD JANUARY 1, 2014 THROUGH SEPTEMBER 30, 2014, COMPARED TO THE PERIOD JANUARY 1, 2013 THROUGH SEPTEMBER 30, 2013

We recorded rental revenues of $223.4 million for the nine months ended September 30, 2014, an increase of $36.4 million or 19.5% when compared to rental revenues of $187.0 million for the same period in 2013. Of the increase in rental revenue, $14.0 million resulted from a 7.6% increase in rental revenues at the 385 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013). The increase in same store rental revenues was a result of a 240 basis point increase in average quarterly occupancy and a 4.1% increase in rental income per square foot. The remaining increase in rental revenue of $22.4 million was a result of the revenues from the acquisition of 39 properties and the lease of four properties completed since January 1, 2013. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as a result of increased commissions earned on customer insurance. Also included in 2014 other income is an acquisition fee of $0.1 million related to three properties acquired for one of our unconsolidated joint ventures. There was no such fee in 2013.

Property operations and maintenance expenses increased $6.1 million or 13.6% in the nine months ended September 30, 2014 as compared to the same period in 2013. The 385 core properties considered in the same store pool experienced a $1.5 million or 3.3% increase in operating expenses as a result of higher costs for payroll, utilities, and repairs and maintenance. The same store pool benefited from reduced insurance and yellow page expenses. The remaining increase in property operating expenses of $4.6 million resulted from the acquisition of 39 properties and the lease of four properties completed since January 1, 2013. Real estate tax expense increased $4.7 million as a result of an 8.2% increase in property taxes on the 385 same store pool and the inclusion of taxes on the properties acquired and leased in 2014 and 2013.

Net operating income increased $28.9 million or 21.2% as a result of a 9.5% increase in our same store net operating income and the acquisitions completed since January 1, 2013.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the nine months ended September 30, 2014 and 2013.

	Nine Months ended September 30,
(dollars in thousands)	2014	2013
Net operating income
Same store	$143,073	$130,693
Other stores and management fee income	22,213	5,726

Total net operating income	165,286	136,419
General and administrative	(30,400)	(26,745)
Acquisition related costs	(5,926)	(1,263)
Operating leases of storage facilities	(5,991)	—
Depreciation and amortization	(37,780)	(33,852)
Interest expense	(25,331)	(24,827)
Interest income	31	2
Gain on sale of real estate	1,777	421
Equity in income of joint ventures	1,553	1,417
Income from discontinued operations	—	651

Net income	$63,219	$52,223

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, and exclude the five properties we sold since January 1, 2013. The following table sets forth operating data for our 385 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$199,154	$185,164	7.6%
Same store other operating income	10,964	9,489	15.5%

Total same store operating income	210,118	194,653	7.9%
Payroll and benefits	18,826	18,471	1.9%
Real estate taxes	21,083	19,479	8.2%
Utilities	8,211	7,791	5.4%
Repairs and maintenance	7,509	6,704	12.0%
Office and other operating expenses	7,330	7,137	2.7%
Insurance	3,023	3,219	-6.1%
Advertising and yellow pages	1,063	1,159	-8.3%

Total same store operating expenses	67,045	63,960	4.8%

Same store net operating income	$143,073	$130,693	9.5%

			Change
Year-to-date same store move ins	124,646	128,650	(4,004)
Year-to-date same store move outs	120,050	122,083	(2,033)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in year-to-date move outs is a result of customers staying longer with us.

General and administrative expenses for the nine months ended September 30, 2014 increased $3.7 million or 13.7% compared with the nine months ended September 30, 2013. The key driver of the increase was a $2.0 million increase in salaries and performance incentives and a $0.6 million increase in internet advertising. The remaining $1.1 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2013 period.

Acquisition related costs were $5.9 million in the nine months ended September 30, 2014 as a result of the acquisition of 28 stores during that period. Acquisition related costs for the nine months ended September 30, 2013 were $1.3 million as a result of the acquisition of six stores during that period.

The operating lease expense for storage facilities in the 2014 period relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases have annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million.

Depreciation and amortization expense increased to $37.8 million in the nine months ended September 30, 2014 from $33.9 million in the same period of 2013, primarily as a result of depreciation on the 39 properties acquired in 2013 and 2014.

Interest expense increased from $24.8 million in the nine months ended September 30, 2013 to $25.3 million in the same period in 2014. The increase was due the higher outstanding balance on our terms notes in 2014 which were used to fund a portion of our acquisitions and to repay our line of credit balance.

During the three months ended September 30, 2014 we sold one storage facility in Texas for net proceeds of approximately $4.9 million, resulting in a gain on sale of $1.8 million. During the nine months ended September 30, 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million.

In the 4th quarter of 2013, we sold four non-strategic facilities in Ohio, Florida (2), and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The 2013 operations of these facilities are reported in income from discontinued operations as required under previous accounting guidance.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Sep. 30, 2014	Three Months Ended Sep. 30, 2013	Nine Months Ended Sep. 30, 2014	Nine Months Ended Sep. 30, 2013
Net income attributable to common shareholders	$25,589	$19,675	$62,838	$51,892
Net income attributable to noncontrolling interest	154	124	381	331
Depreciation of real estate and amortization of intangible assets	13,127	11,071	37,097	33,211
Depreciation of real estate included in discontinued operations	—	89	—	266
Depreciation and amortization from unconsolidated joint ventures	430	373	1,166	1,119
Gain on sale of real estate	(1,777)	—	(1,777)	(421)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(224)	(196)	(601)	(547)

FFO available to common shareholders	$37,299	$31,136	$99,104	$85,851

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2014, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At September 30, 2014, our leverage ratio as defined in the agreements was approximately 35.4%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2014, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $107.6 million and $85.6 million for the nine months ended September 30, 2014, and 2013, respectively. The increase in operating cash flows in the 2014 period compared to the 2013 period was primarily due to the increase in net income and an increase in accrued interest in 2014 as compared to the same period in 2013. The accrued interest is associated with the 2014 $175 million 10 year term note which requires interest payments in October and April each year. Accrued interest is included in accounts payable and other liabilities.

Cash used in investing activities was $255.1 million and $68.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash used in investing activities in the 2014 period compared to the 2013 period was due to the acquisition of 28 storage facilities in the nine months ended September 30, 2014 for $229.7 million as compared to six storage facilities in the same period of 2013 for $50.2 million. In 2014 we also made additional investments of $9.4 million in unconsolidated joint ventures to fund our share of the purchase price of three storage facilities acquired by the joint venture and to fund a deposit on future acquisitions by the joint venture.

Cash provided by financing activities was $145.4 million for the nine months ended September 30, 2014 compared to $14.4 million cash used in financing activities for the nine months ended September 30, 2013. In the 2014 period we received proceeds of $175.0 million on a 10 year term note and used the proceeds to reduce our line of credit and fund a portion of our acquisitions. We made net repayments on our line of credit of $49.0 million in the 2014 period. In the 2014 period we also issued shares under our continuous equity offering program to fund acquisitions which, when combined with proceeds from the exercise of stock options and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $87.7 million. We paid dividends of $67.1 million in the 2014 period which increased in comparison to dividends of $46.3 million in the 2013 period primarily because of an increase in our common shares outstanding and an increase in our dividend rate. In the 2013 period we received more proceeds under our continuous equity offering program in comparison to the 2014 period for the purpose of funding acquisitions and reducing the balance on our line of credit. Proceeds from the issuance of shares under the equity offering program, stock option exercises and the sale of shares through our dividend reinvestment plan resulted in net proceeds of $91.1 million in the 2013 period. We made net repayments on our line of credit of $56.0 million in the 2013 period.

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

On June 4, 2013, the Company entered into an amendment to its unsecured credit arrangement. As part of the amended agreement, the Company entered into a $225 million unsecured term note maturing June 4, 2020 bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2014 the margin is 1.65%). The agreement also provides for a $175 million (expandable to $250 million) revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2014 the margin is 1.50%), and requires a 0.20% facility fee. The interest rate at September 30, 2014 on the Company’s available line of credit was approximately 1.65% (1.67% at December 31, 2013). At September 30, 2014, there was $174.3 million available on the unsecured line of credit without considering the additional availability under the expansion feature. The revolving line of credit has a maturity date of June 4, 2018, but can be extended for two one-year periods at the Company’s option with the payment of an extension fee equal to 0.125% of the total line of credit commitment.

In addition, on June 4, 2013, as part of the amendment to its unsecured credit arrangement, the Company secured an additional $100 million term note with a delayed draw feature that was used to fund the Company’s term notes that matured in September 2013. The delayed draw term note matures June 4, 2020 and bears interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2014 the margin is 1.65%).

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

During the three months ended September 30, 2014, the Company issued 424,403 shares of common stock under the Equity Program at a weighted average issue price of $78.46 per share, generating net proceeds of $32.9 million after deducting $0.4 million of sales commissions paid to HSBC. During the nine months ended September 30, 2014, the Company issued 674,403 shares of common stock under the Equity Program at a weighted average issue price of $77.95 per share, generating net proceeds of $51.9 million after deducting $0.7 million of sales commissions paid to Piper and HSBC. As of September 30, 2014, the Company had $172.4 million available for issuance under the Equity Program.

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust.

In addition to sales commissions, the Company incurred expenses of $0.2 million in connection with these equity programs during 2014. The Company used the proceeds from the equity programs to fund a portion of the acquisition of 28 storage facilities.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 129,837 shares under the plan during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014 and 2013, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through September 30, 2014, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the nine months ended September 30, 2014, the Company acquired 28 self-storage facilities comprising 1.9 million square feet in Florida (3), Georgia (1), Illinois (2), Maine (2), Missouri (7), New Jersey (6), New York (1), Tennessee (1), Texas (4) and Virginia (1) for a total purchase price of $237.0 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.5% on these purchases and ranged from 0% on a recently constructed facility to 7.4% on mature facilities.

Sovran HHF Holdings LLC, a joint venture in which the Company is a 20% owner, acquired three self-storage facilities in the nine months ended September 30, 2014 for approximately $34 million. The Company’s share of the capital required for these purchases was approximately $7 million.

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

In August 2014 we sold one storage facility in Texas for net proceeds of approximately $4.9 million, resulting in a gain on sale of $1.8 million.

In February 2013, we sold our equity interest and a mortgage note in one storage facility in New Jersey for $4.4 million resulting in a gain of $0.4 million.

During 2013, we sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. We may seek to sell additional properties to third parties or joint venture partners in 2014, and at September 30, 2014 we had one property on sale contract for $6.3 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2014, and at September 30, 2014 we had five properties under contract to be purchased for approximately $56.6 million. Three of these facilities were acquired in October 2014 for $41.1 million.

Also at September 30, 2014, Sovran HHF, a joint venture in which the Company has a 20% ownership interest, was under contract to acquire 11 self-storage facilities for cash consideration of approximately $153.0 million. Subject to the satisfaction of customary closing conditions, Sovran HHF anticipates the acquisition of these properties will occur in November 2014. Sovran HHF expects the properties will be encumbered by a $50 million mortgage.

In the nine months ended September 30, 2014, we added 168,800 square feet to existing properties for a total cost of approximately $11.1 million. During 2013, we added 295,000 square feet to existing properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million. Although we do not expect to construct any new facilities in 2014, we do plan to complete an additional $10.0 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first nine months of 2014 we spent approximately $10.1 million on such improvements and we expect to spend approximately $5.8 million for the remainder of 2014.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2014, 198,913 Units are outstanding. These Units had been issued in prior years in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $325 million at September 30, 2014, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have no effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2014. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2014. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2014.

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

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act, the New Jersey Consumer Fraud Act and the New Jersey Insurance Producer Licensing Act. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company intends to vigorously defend the action.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013;

(iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013;

(iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer (Principal Accounting Officer)
November 4, 2014
Date