Form 10-K
period 2014-12-31
SOVRAN SELF STORAGE INC
filed 2015-02-24
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, 33,240,930 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $2,505,480,768 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2014).

As of February 13, 2015, 34,174,772 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

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

Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and its consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or “Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2014, we held ownership interests in, leased, and/or managed 518 Properties consisting of approximately 35.5 million net rentable square feet, situated in 25 states. Among our 518 self-storage properties are 39 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, 17 properties that we manage and in which have no ownership interest, and four properties that we lease. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage®.

At December 31, 2014, we own an indirect interest in 497 of the Properties through a limited partnership (the “Partnership”). Included in the 497 properties are the 69 facilities in our unconsolidated joint ventures. At December 31, 2014 the Partnership also leased, but had no ownership in, four facilities under a long-term lease with the option to buy the facilities during a 16 month window starting in February 2015. The Partnership exercised its option to purchase the properties and acquired the four facilities for $120 million in February 2015. In total, we own a 99.5% economic interest in the Partnership and unaffiliated third parties own collectively a 0.5% limited partnership interest at December 31, 2014. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

We were incorporated on April 19, 1995 under Maryland law. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our website is www.unclebobs.com.

We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: optimizing rental rates, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and enhancing the

Properties. Should economic conditions warrant, we may develop new properties. We believe that there continue to be opportunities for growth through acquisitions, and constantly seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and improved performance through application of our expertise.

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

According to the 2015 Self-Storage Almanac, of the approximately 51,000 facilities in the United States, approximately 13% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, and call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third party management platforms.

Property Management

We have nearly 30 years of experience managing self storage facilities and the combined experience of our key personnel makes us one of the leaders in the industry. All of our stores operate under the user-friendly name of Uncle Bob’s Self Storage®, and we employ the following strategies with respect to our property management:

Our People:

We recognize the importance of quality people to the success of an organization. Accordingly, we hire and train to ensure that all associates can reach their full potential. Each strives to conduct themselves in accordance with our core values: Teamwork, Respect, Accountability, Integrity, and Innovation. In turn, we support them with state of the art training tools including an online learning management system, a company intranet and a network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel. As such, our store associates are held to high standards for customer service, store appearance, financial performance, and overall operations.

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

Marketing and Advertising:

We believe the avenues for attracting and capturing new customers have changed dramatically over the years. As such, we have implemented the following strategies to market our properties and increase profitability:

•	We employ a Customer Care Center (call center) that services an average of 33,000 rental inquiries per month. Our Sales Representatives answer incoming sales calls for all of our stores, 361 days a year, 24 hours a day. The team undertakes continuous training and coaching in effective storage sales techniques, which we believe results in higher conversions of inquiries to rentals.

•	The digital age has changed consumer behavior - the way people shop, their expectations, and the way we communicate with them. Our aggressive internet marketing and website provide customers with real-time pricing, online reservations, online payments, and support for mobile devices. We involve internal and external expertise to manage our internet presence and leverage a mix of mobile, desktop, and social media to attract and engage customers.

•	Since the need for storage is largely based on timing, the ultimate goal is to create as much positive brand recognition as possible. When the time comes for a customer to select a storage company, we want the Uncle Bob’s brand to be on the top of their mind. We employ a variety of different strategies to create brand awareness; this includes our Uncle Bob’s rental trucks, branded merchandise such as moving and packing supplies, and extensive regional marketing in the communities in which we operate. We strive to gain the most exposure as possible for the longest period of time.

•	Dri-guard humidity-controlled spaces are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture. We became the first self-storage operator to utilize this humidity protection technology and we believe it helps to differentiate us from other operators.

•	We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. The truck rental charge is waived for new move-in customers and we believe it provides a valuable service and added incentive to choose us. Further, the prominent display of our logo turns each truck into a moving billboard.

Ancillary Income:

We know that our 275,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Whereas our Uncle Bob’s trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn a commission. We also receive incidental income from billboards and cell towers.

Information Systems:

Each of our primary business functions is linked to our customized computer applications, many of which are proprietary. These systems provide for consistent, timely and accurate flow of information throughout our critical platforms:

•	Our proprietary operating software (“ubOS”) is installed at all locations and performs the functions necessary for field personnel to efficiently and effectively run a property. This includes customer account management, automatic imposition of late fees, move-in and move-out analysis, generation of essential legal notices, and marketing reports to aid in regional marketing efforts. Financial reports are automatically transmitted to our Corporate Offices overnight to allow for strict accounting oversight.

•	ubOS is linked with each of our primary sales channels (customer care center, internet, store) allowing for real-time access to space type and inventory, pricing, promotions, and other pertinent store information. This robust flow of information facilitates our commitment to capturing prospective customers from all channels.

•	ubOS provides our revenue management team with raw data on historical pricing, move-in and move-out activity, specials and occupancies, etc. This data is utilized in the various algorithms that form the foundation of our revenue management program. Changes to pricing and specials are “pushed out” to all sales channels instantaneously.

•	ubOS generates financial reports for each property that provide our accounting and audit departments with the necessary oversight of transactions; this allows us to maintain proper control of receipts.

Revenue Management:

Our proprietary revenue management system is constantly evolving through the efforts of our revenue management team comprised of a group of analysts. We have the ability to change pricing instantaneously for any one unit type, at any single location, based on the occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we can implement rental rate increases at optimal times to increase revenues. Advanced pricing analytics enables us to reduce the amount of concessions, attracting a more stable customer base and discouraging short-term price shoppers. This system continues to drive revenues throughout our portfolio.

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by experienced Project Managers. Those inspections provide the basis for short and long term planned projects that are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, and snowplowing is contracted to local providers who have a clear understanding of our standards. Further, our software tracks repairs, monitors contractor performance and measures the useful life of assets. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. In addition, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. This includes the installation of solar panels and LED lighting which are both environmentally friendly and have the potential to reduce energy consumption (thereby reducing costs) in the buildings in which they are installed.

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

During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million. During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. During 2012, we sold 17 non-strategic storage facilities in Maryland, Michigan, and Texas for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million.

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

We have a $300 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2014 the margin was 1.30%). At December 31, 2014, there was $250.3 million available on the unsecured line of credit without considering the additional availability under the credit facility expansion feature. The revolving line of credit has a maturity date of December 2019.

In 2014, the Company utilized a continuous equity offering program (“Equity Program”) pursuant to which we could sell from time to time up to $225 million in aggregate offering price of shares of our common stock. During 2014, we issued approximately 0.9 million shares under the Equity Program and 0.3 million shares under our previous Equity Program for net proceeds of approximately $99.2 million. During 2013, we issued approximately 1.67 million shares under our previous Equity Program for net proceeds of approximately $107.8 million. During 2012 we issued approximately 1.39 million shares under our previous Equity Program for net proceeds of approximately $75.3 million. As of December 31, 2014, the Company has
$151.3 million availability for issuance of shares under the current Equity Program.

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

Employees

We currently employ a total of 1,378 employees, including 518 property managers, 33 area managers, and 631 associate managers and part-time employees. At our headquarters, in addition to our six senior executive officers, we employ 190 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

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

Our Acquisitions May Not Perform as Anticipated

We have completed hundreds of acquisitions of self-storage facilities since our initial public offering of common stock in June 1995. Our strategy is to continue to grow by acquiring additional self-storage facilities. Acquisitions entail risks that investments will fail to perform in accordance with our expectations. Our judgments with respect to the prices paid for acquired self-storage facilities and the costs of any improvements required to bring an acquired property up to our standards may prove to be inaccurate. Acquisitions also involve general investment risks associated with any new real estate investment.

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

Covenants and Risk of Default. Our unsecured credit facility and term notes require us to operate within certain covenants, including financial covenants with respect to leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and dividend limitations. If we violate any of these covenants or otherwise default under our unsecured credit facility or term notes, then our lenders could declare all indebtedness under these facilities to be immediately due and payable which would have a material adverse effect on our business and could require us to sell self-storage facilities under distressed conditions and seek replacement financing on substantially more expensive terms.

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one and in some cases two debt ratings agencies. Should we fail to attain an investment grade rating from the agencies, the interest rate on our line of credit would increase by 0.30%, the interest rate on $325 million of our bank term notes would increase by 0.40%, and the interest rates on our $150 million term note due 2016, our $100 million term note due 2021, and our $175 million term note due 2024 would each increase by 1.750%.

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

There Are Limitations on the Ability to Change Control of Sovran

Limitation on Ownership and Transfer of Shares. To maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code. To limit the possibility that we will fail to qualify as a REIT under this test, our Amended and Restated Articles of Incorporation (“Articles of Incorporation”) include ownership limits and transfer restrictions on shares of our stock. Our Articles of Incorporation limit ownership of our issued and outstanding stock by any single shareholder to 9.8% of the aggregate value of our outstanding stock, except that the ownership by some of our shareholders is limited to 15%.

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

Our Failure to Qualify as a REIT Would Have Adverse Consequences

We intend to continue to operate in a manner that will permit us to qualify as a REIT under the Code. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Continued qualification as a REIT depends upon our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. The fact that we hold substantially all of our assets through our Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts and the IRS might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we were to fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain savings provisions set forth in the Code, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal income tax (including any applicable alternative minimum tax and possibly increased state and local taxes) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be ineligible for qualification as a REIT for the four taxable years following the year during which our qualification was lost. As a result, distributions to the shareholders would be reduced for each of the years involved. Although we currently intend to continue to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

We Will Pay Some Taxes Even if We Qualify as a REIT, Reducing Cash Available for Shareholders

Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including capital gains). Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

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

Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we are or any taxable REIT subsidiary is required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.

Complying with REIT Requirements May Limit Our Ability to Hedge Effectively and May Cause Us to Incur Tax Liabilities

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the taxable REIT subsidiary.

Complying with the REIT Requirements May Cause Us to Forgo and/or Liquidate Otherwise Attractive Investments

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our shareholders and the ownership of our shares. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

If the Partnership Fails to Qualify as a Partnership for Federal Income Tax Purposes, We Could Fail to Qualify as a REIT and Suffer Other Adverse Consequences

We believe that our Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, our Partnership is not subject to federal income tax on its income. Instead, each of the partners is allocated its share of our Partnership’s income. No assurance can be provided, however, that the IRS will not challenge our Partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

We May Change the Dividend Policy for Our Common Stock in the Future

In 2014, our Board of Directors authorized and we declared quarterly common stock dividends of $0.68 per share in January, April, July and October, the equivalent of an annual rate of $2.72 per share. In addition, our board of directors authorized and we declared an increased quarterly common stock dividend of $0.75 per share in January 2015. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2014, 205 of our 518 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2014, these facilities accounted for approximately 39% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock

The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law generally is 20%, as opposed to higher ordinary income rates. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. The earnings of a REIT that are distributed to its stockholders generally remain subject to less federal income taxation than earnings of a non-REIT “C” corporation that are distributed to its stockholders net of corporate-level income tax. However, the lower rate of taxation to dividends paid by regular “C” corporations could cause domestic noncorporate investors to view the stock of regular “C” corporations as more attractive relative to the stock of a REIT, because the dividends from regular “C” corporations continue to be taxed at a lower rate while distributions from REITs (other than distributions designated as capital gain dividends) are generally taxed at the same rate as other ordinary income for domestic noncorporate taxpayers.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business. Security breaches or a failure of such networks, systems or technology could adversely impact our business and customer relationships.

We are heavily dependent upon automated information technology and Internet commerce, with many of our new customers coming from the Internet or the telephone, and the nature of our business involves the receipt and retention of personal information about them. We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events.

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

At December 31, 2014, we held ownership interests in, leased, and/or managed a total of 518 Properties situated in twenty-five states. Among our 518 self-storage properties are 39 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, 17 properties that we manage and in which have no ownership interest, and four properties that, as of December 31, 2014, we leased.

Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 18,000 to 181,000 net rentable square feet, with an average of approximately 69,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, and some customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

All of the Properties conduct business under the user-friendly name Uncle Bob’s Self-Storage ®.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2014:

	Number of Stores at December 31, 2014	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	22	1,616,958	12,175	3.4%
Arizona	10	668,582	5,870	1.6%
Colorado	5	330,246	2,781	1.2%
Connecticut	8	640,025	6,415	2.9%
Florida	72	4,940,025	48,038	14.3%
Georgia	30	2,128,323	18,063	5.5%
Illinois	13	954,448	9,162	2.6%
Kentucky	2	142,914	1,321	0.4%
Louisiana	17	1,053,939	8,808	2.6%
Maine	4	220,241	2,204	0.8%
Maryland	3	138,729	1,618	0.6%
Massachusetts	13	693,754	6,655	2.6%
Mississippi	15	1,154,222	8,805	2.6%
Missouri	15	928,165	8,271	2.3%
New Hampshire	4	260,236	2,342	0.8%
New Jersey	29	2,093,768	21,963	7.6%
New York	35	2,144,105	20,708	8.4%
North Carolina	20	1,226,815	11,179	3.2%
Ohio	23	1,575,216	13,124	4.0%
Pennsylvania	9	606,776	5,164	1.5%
Rhode Island	4	206,121	1,924	0.7%
South Carolina	8	448,268	3,926	1.2%
Tennessee	5	348,504	2,999	0.8%
Texas	133	9,691,740	80,210	25.1%
Virginia	19	1,296,341	12,065	3.3%

Total	518	35,508,461	315,790	100.0%

At December 31, 2014, the Properties had an average occupancy of 88.5% and an annualized rent per occupied square foot of $12.40.

Item 3.	Legal Proceedings

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

Quarter 2013	High	Low
1st	$67.44	$60.29
2nd	71.55	62.11
3rd	76.53	64.69
4th	80.24	63.07

Quarter 2014	High	Low
1st	$76.45	$62.66
2nd	79.29	72.88
3rd	79.93	73.59
4th	89.57	74.10

As of February 13, 2015, there were approximately 752 holders of record of our Common Stock.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2014 represent 100% ordinary income.

History of Dividends Declared on Common Stock
January 2013	$0.480 per share
April 2013	$0.480 per share
July 2013	$0.530 per share
October 2013	$0.530 per share

January 2014	$0.680 per share
April 2014	$0.680 per share
July 2014	$0.680 per share
October 2014	$0.680 per share

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2014, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	82,606	$45.75	543,229
2009 Outside Directors’ Stock Option and Award Plan	29,000	$56.31	84,855
1995 Outside Directors’ Stock Option Plan	4,000	$49.65	0
Deferred Compensation Plan for Directors (1)	45,505	N/A	2,050
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.

Unregistered Sale of Securities

During the quarterly period ended December 31, 2014, the Company issued 2,000 shares of common stock as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $139,800 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2009 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

SOVRAN SELF STORAGE, INC.

DECEMBER 31, 2009 - DECEMBER 31, 2014

	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014
S&P	100.00	115.06	117.49	136.30	180.44	205.14
NAREIT	100.00	127.96	138.57	163.60	167.63	218.16
SSS	100.00	108.34	131.52	197.92	214.01	231.41

The foregoing item assumes $100.00 invested on December 31, 2009, with dividends reinvested.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Operating Data
Operating revenues	$326,080	$273,507	$234,082	$200,860	$181,874
Income from continuing operations	89,057	71,472	48,121	27,314	30,819
Income from discontinued operations (1)	—	3,123	7,520	4,215	11,722
Net income	89,057	74,595	55,641	31,529	42,541
Net income attributable to common shareholders	88,531	74,126	55,128	30,592	40,642
Income from continuing operations per common share attributable to common shareholders– diluted	2.67	2.26	1.61	0.95	1.05
Net income per common share attributable to common shareholders – basic	2.68	2.37	1.88	1.11	1.48
Net income per common share attributable to common shareholders – diluted	2.67	2.36	1.87	1.10	1.48
Dividends declared per common share (2)	2.72	2.02	1.80	1.80	1.80

Balance Sheet Data
Investment in storage facilities at cost	$2,177,983	$1,864,637	$1,742,354	$1,525,283	$1,349,927
Total assets	1,854,800	1,561,875	1,484,310	1,343,544	1,184,369
Total debt	801,127	626,254	684,251	625,423	488,954
Total liabilities	865,309	678,226	742,910	673,539	527,226

Other Data
Net cash provided by operating activities	$146,068	$120,646	$98,762	$79,897	$73,671
Net cash used in investing activities	(334,993)	(114,345)	(175,664)	(189,879)	(32,605)
Net cash (used in) provided by financing activities	187,944	4,032	76,836	111,537	(46,010)

(1)	In 2013 we sold four stores, in 2012 we sold seventeen stores, in 2010 we sold ten stores, and in 2009 we sold five stores whose results of operations and gain (loss) on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2010, 2011 and 2012 we declared regular quarterly dividends of $0.45 in January, April, July and October. In 2013 we declared regular quarterly dividends of $0.48 in January and April, and $0.53 in July and October. In 2014 we declared regular quarterly dividends of $0.68 in January, April, July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Strategy

Our operating strategy is designed to generate growth and enhance value by:

A.	Increasing operating performance and cash flow through aggressive management of our stores:

•	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:

•	Our Customer Care Center, established in 2000, answers sales inquires and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts;

•	The Uncle Bob’s truck move-in program, under which, at present, 349 of our stores offer a free Uncle Bob’s truck to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

•	Our dehumidification system, known as Dri-guard, which provides our customers with a better environment to store their goods and improves yields on our Properties;

•	Strategic and efficient Web and Mobile marketing that places Uncle Bob’s in front of customers in search engines at the right time for conversion;

•	Regional marketing which creates effective brand awareness in the cities where we do business.

•	Our customized computer applications link each of our primary sales channels (customer care center, web, and store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This also provides us with raw data on historical and current pricing, move-in and move-out activity, specials and occupancies, etc. This data is then used within the advanced pricing analytics programs employed by our revenue management team.

•	All of our store employees receive a high level of training. New store associates are assigned a Certified Training Manager as a mentor during their initial training period. In addition, all employees have access to our online Learning and Performance Management System internally named eBOB for initial training as well as continuing education. Finally, we have a company intranet that acts as a communications portal for company policy and procedures, online ordering, incentive rankings, etc.

B.	Acquiring additional stores:

•	Our objective is to acquire new stores in markets in which we currently operate. This is a proven strategy we have employed over the years as it facilitates our branding efforts, grows market share, and allows us to achieve improved economies of scale through shared advertising, payroll, and other services.

•	We also look to enter new markets that are in the top 50 MSA by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third party management opportunities to continue to grow market share, branding and enhance economies of scale.

C.	Expanding our management business:

•	We see our management business as a source of future acquisitions. We hold a minority interest in two joint ventures which hold a total of 69 properties that we manage. In addition, we manage 17 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future. The joint venture agreements will give us first right of refusal to purchase the managed properties in the event they are offered for sale.

D.	Expanding and enhancing our existing stores:

•	Over the past 5 years we have undertaken a program of expanding and enhancing our Properties. In 2010, we added 162,000 square feet to existing Properties, and converted 6,500 square feet to premium storage for a total cost of approximately $9 million; in 2011, we added 118,000 square feet to existing Properties and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million; in 2012, we added 372,000 square feet to existing Properties and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million; in 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million, and in 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million. From 2011 through 2014 we also installed solar panels on 18 buildings for a total cost of approximately $4.7 million. Our solar panel initiative has reduced energy consumption and operating cost at those installed locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The recent economic conditions and the credit market environment have resulted in a decrease in new supply on a national basis in the last five years. With the recent loosening of the debt and equity markets, we have seen capitalization rates on quality acquisitions (expected annual return on investment) decrease from approximately 5.75% to 5.00%.

We believe our industry weathered the most recent recession very well. Although our industry experienced softness in 2008 through 2011, our same store sales showed positive increases save for 2009, when we showed a 3.1% decrease in same store revenue. That was the first time in recent history that we recorded negative same store sales. We feel our recent performance further supports the notion that the self-storage industry holds up well through recessions.

We believe our same-store move-ins in 2014 were lower than 2013 due to the fact that our stores were higher occupied in 2014, resulting in less space to rent. We believe the reduction in same store move outs is a result of longer staying customers.

	2014	2013	Change
Same store move ins	159,274	166,116	(6,842)
Same store move outs	155,914	158,305	(2,391)

Difference	3,360	7,811	(4,451)

We expect conditions in most of our markets to continue the recovery that we saw in 2011 through 2014.

We were able to maintain relatively flat expenses at the store operating level from 2009 through 2012, but did see above average increases in property taxes and insurance in 2013, and above average increases in property taxes in 2014. We do expect same store expense growth to see pressure from wages, health costs and property tax increases in 2015. We believe the same store expense increases will be at manageable levels.

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

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess the carrying value of our storage facilities for impairment whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, significant damage sustained from accidents or natural disasters, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. No assets had been determined to be impaired under this policy in 2014.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we do not have any current expectation of making significant changes in 2015.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and disclosures of Components of an Entity”. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company adopted this guidance effective January 1, 2014 and the adoption is expected to significantly reduce the classification of property sales by the Company as discontinued operations.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition.
ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

We recorded rental revenues of $302.0 million for the year ended December 31, 2014, an increase of $48.7 million or 19.2% when compared to 2013 rental revenues of $253.4 million. Of the increase in rental revenue, $18.1 million resulted from a 7.3% increase in rental revenues at the 384 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013, excluding the properties we sold in 2013 and 2014). The increase in same store rental revenues was a result of a 195 basis point increase in average occupancy and a 4.4% increase in rental income per square foot. The remaining increase in rental revenue of $30.6 million resulted from the revenues from the acquisition of 44 properties and the lease of four properties completed since January 1, 2013, slightly offset with the revenue decrease as a result of two self storage properties sold in 2014. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.9 million for the year ended December 31, 2014 compared to 2013 primarily as a result of increased commissions earned on customer insurance and an increase in management and acquisition fees.

Property operations and maintenance expenses increased $8.4 million or 13.8% in 2014 compared to 2013. The 384 core properties considered in the same store pool experienced a $2.0 million or 3.3% increase in operating expenses as a result of increases in payroll, utilities, credit card fees and maintenance costs. The same store pool benefited from reduced insurance and yellow page advertising expense. In addition to the same store operating expense increase, operating expenses increased $6.4 million from the acquisition of 44 properties and the lease of four properties completed since January 1, 2013. Real estate tax expense increased $5.6 million as a result of a 6.3% increase in property taxes on the 384 same store pool and the inclusion of taxes on the properties acquired or leased in 2014 and 2013.

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, excluding the properties we sold in 2014 and 2013. The following table sets forth operating data for our 384 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$265,788	$247,678	7.3%
Same store other operating income	14,426	12,923	11.6%

Total same store operating income	280,214	260,601	7.5%

Payroll and benefits	25,178	24,505	2.7%
Real estate taxes	27,289	25,671	6.3%
Utilities	10,608	10,155	4.5%
Repairs and maintenance	10,540	9,448	11.6%
Office and other operating expenses	9,783	9,555	2.4%
Insurance	3,987	4,303	-7.3%
Advertising and yellow pages	1,391	1,528	-9.0%

Total same store operating expenses	88,776	85,165	4.2%

Same store net operating income	$191,438	$175,436	9.1%

Net operating income increased $38.5 million or 20.7% as a result of a 9.1% increase in our same store net operating income and the acquisitions and property leases completed since January 1, 2013.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2014 and 2013 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2014	2013
Net operating income
Same store	$191,438	$175,436
Other stores and management fee income	32,782	10,259

Total net operating income	224,220	185,695

General and administrative	(40,792)	(34,939)
Acquisition related costs	(7,359)	(3,129)
Operating leases of storage facilities	(7,987)	(1,331)
Depreciation and amortization	(51,749)	(45,233)
Interest expense	(34,578)	(32,000)
Interest income	40	40
Gain on sale of real estate	5,176	421
Equity in income of joint ventures	2,086	1,948
Income from discontinued operations	—	3,123

Net income	$89,057	$74,595

General and administrative expenses increased $5.9 million or 16.8% from 2013 to 2014. The key drivers of the increase were a $3.6 million increase in salaries and performance incentives, and a $0.8 million increase in internet advertising. The remaining $1.5 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to 2013.

Acquisition related costs were $7.4 million in 2014 as a result of the acquisition of 33 stores. Acquisition related costs for 2013 were $3.1 million as a result of the acquisition of 11 stores in 2013.

The Operating leases of storage facilities in 2013 and 2014 relate to lease agreements entered in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We exercised the purchase option and acquired these four stores in February 2015.

Depreciation and amortization expense increased to $51.7 million in 2014 from $45.2 million in 2013, primarily as a result of depreciation on the properties acquired in 2013 and 2014.

Interest expense increased from $32.0 million in 2013 to $34.6 million in 2014. The increase was mainly due to the new $175 million 10 year term unsecured note entered in April 2014, offset by reduced rates on our bank revolving credit facility and term notes. In addition, in September 2013 we replaced a maturing fixed rate term note with a bank term loan with a lower interest rate.

During 2014 we sold two non-strategic facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain on the sale of real estate of $5.2 million. Since the two sales occurred subsequent to the Company’s adoption of ASU 2014-08, these sales were not classified as discontinued operations since they did not meet the criteria for such classification under
ASU 2014-08 guidance. During 2013, we sold our equity interest and mortgage note in a formerly consolidated joint venture for $4.4 million resulting in a gain on the sale of $0.4 million.

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

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

We recorded rental revenues of $253.4 million for the year ended December 31, 2013, an increase of $35.5 million or 16.3% when compared to 2012 rental revenues of $217.9 million. Of the increase in rental revenue, $15.8 million resulted from a 7.4% increase in rental revenues at the 358 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2012, excluding the properties we sold in 2012 and 2013). The increase in same store rental revenues was a result of a 340 basis point increase in average occupancy and a 2.6% increase in rental income per square foot. The remaining increase in rental revenue of $19.7 million resulted from the revenues from the acquisition of 39 properties and the lease of four properties completed from January 1, 2012 to December 31, 2013. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $3.9 million for the year ended December 31, 2013 compared to 2012 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $6.2 million or 11.2% in 2013 compared to 2012. The 358 core properties considered in the same store pool experienced a $1.1 million or 2.0% increase in operating expenses as a result of increases in payroll, credit card fees and snow removal costs. The same store pool benefited from reduced yellow page advertising expense. In addition to the same store operating expense increase, operating expenses increased $5.1 million from the acquisition of 39 properties and the lease of four properties completed from January 1, 2012 to December 31, 2013. Real estate tax expense increased $4.4 million as a result of a 7.4% increase in property taxes on the 358 same store pool and the inclusion of taxes on the properties acquired or leased in 2013 and 2012.

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

The Operating leases of storage facilities in 2013 relate to lease agreements entered in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We exercised the purchase option and acquired these four stores in February 2015.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Net income attributable to common shareholders	$88,531	$74,126	$55,128	$30,592	$40,642
Net income attributable to noncontrolling interests	526	469	513	937	1,899
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	50,827	44,369	40,153	34,835	31,218
Depreciation of real estate included in discontinued operations	—	313	1,137	1,742	1,938
Depreciation and amortization from unconsolidated joint ventures	1,666	1,496	1,595	1,018	788
Casualty and impairment loss	—	—	—	1,173	—
Gain on sale of real estate	(5,176)	(2,852)	(5,185)	(1,511)	(6,944)
Funds from operations allocable to noncontrolling interest in Operating Partnership	(806)	(742)	(881)	(812)	(885)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	—	—	—	(567)	(1,360)

Funds from operations available to common shareholders	$135,568	$117,179	$92,460	$67,407	$67,296

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2014, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2014, our leverage ratio as defined in the agreements was approximately 37.7%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2014, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $146.1 million, $120.6 million and $98.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increase in operating cash flows from 2013 to 2014 and from 2012 to 2013 was primarily due to an increase in net income.

Cash used in investing activities was $335.0 million, $114.3 million, and $175.7 million for the years ended December 31, 2014, 2013, and 2012 respectively. The increase in cash used from 2013 to 2014 was primarily due to $281.7 million spent in 2014 to purchase 33 storage facilities compared to the $94.8 million spent in 2013 on the acquisition of 11 storage facilities. In addition, in 2014 we invested $28.6 million in an unconsolidated joint venture to fund our share of the acquisition of 14 stores. In 2012 we spent $186.9 million to purchase 28 storage facilities. Also, in 2012 we received $47.7 million from the sale of storage facilities as compared to the $11.7 million we received in 2013 and the $11.2 million received in 2014.

Cash provided by financing activities was $187.9 million in 2014 compared to cash used in financing activities of $4.0 million in 2013. In 2014 we used the $112.7 million net proceeds from the sale of common stock and $175.0 million in term note proceeds to fund property acquisitions. In 2013, we used the $119.5 million net proceeds from the sale of common stock to paydown our line of credit and to fund a portion of the property acquisitions. In 2012 we realized $78.9 million from the sale of our common stock through our at the market equity offering and stock option plans, and $59.0 million in net proceeds from draws on our line of credit to fund a portion of our acquisitions and capital improvements.

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2014 the margin is 1.30%), and requires a facility fee based on the Company’s credit rating (at December 31, 2014 the facility fee is 0.20%). The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2014 the margin is 1.40%). The interest rate at December 31, 2014 on the Company’s line of credit was approximately 1.46% (1.67% at December 31, 2013). At December 31, 2014, there was $250.3 million available on the unsecured line of credit net of $49.0 million in outstanding borrowings and outstanding letters of credit of $0.7 million. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million.

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

In February 2015, the Company acquired five storage facilities for a combined purchase price of $126.8 million. These acquisitions were funded with draws on the Company’s line of credit.

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $2.1 million of mortgages payable at December 31, 2014, that are secured by a storage facility.

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

During 2014, the Company issued 924,403 shares of common stock under the Equity Program at a weighted average issue price of $79.77 per share, generating net proceeds of $72.8 million after deducting $0.9 million of sales commissions paid to Piper, HSBC and BB&T. As of December 31, 2014, the Company had $151.3 million available for issuance under the Equity Program.

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust.

During 2013, the Company issued 1,667,819 shares under its previously available equity offering program at a weighted average issue price of $65.66 per share, generating net proceeds of $107.8 million after deducting $0.5 million of sales commissions payable to SunTrust, $0.5 million to Wells Fargo, and $0.5 million to Jefferies. In addition to sales commissions, the Company incurred expenses of $0.2 million in connection with the Equity Program during 2013. The Company used the proceeds from the Equity Program to reduce the outstanding balance under the Company’s revolving line of credit and to fund the acquisition of 11 storage facilities.

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

We implemented a Dividend Reinvestment Plan in March 2013. We issued 171,854 and 68,957 shares under the plan in 2014 and 2013, respectively.

During 2014 and 2013, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2014, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter
Line of credit	$49,000	—	—	$49,000	—
Term notes	750,000	—	$150,000	—	$600,000
Mortgages payable	2,127	$134	293	330	1,370
Interest payments	156,688	29,560	42,348	39,811	44,969
Interest rate swap payments	13,341	5,501	2,825	4,364	651
Standby letter of credit	652	652	—	—	—
Land lease	802	53	106	107	536
Expansion and enhancement contracts	10,142	10,142	—	—	—
Building leases	8,740	1,481	1,934	1,947	3,378
Self storage facility acquisitions	143,680	143,680	—	—	—

Total	$1,135,172	$191,203	$197,506	$95,559	$650,904

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2014 rates. Interest rate swap payments include estimated net settlements of swap liabilities based on forecasted variable rates.

At December 31, 2014, the Company was under contract to acquire seven self-storage facilities for approximately $143.7 million. Five of the properties were acquired in February 2015 for $126.8 million. The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

ACQUISITION OF PROPERTIES

In 2014, we acquired 33 self storage facilities comprising 2.4 million square feet in Florida (4), Georgia (1), Illinois (3), Louisiana (1), Maine (2), Missouri (7), New Jersey (6), New York (1), Texas (6), Tennessee (1), and Virginia (1) for a total purchase price of $291.9 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 5.5% on these purchases and ranged from 0%, on a newly constructed store, to 7.4%. In 2013, we acquired 11 self storage facilities comprising 0.6 million square feet in Colorado (1), Connecticut (1), Florida (1), Massachusetts (1), New Jersey (2), New York (3), and Texas (2) for a total purchase price of $94.9 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 4.8% on these purchases and ranged from 2.3% to 6.5%. In addition to the properties acquired, in November 2013 the Company entered into lease agreements with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We exercised our purchase option in November 2014 and completed the acquisition of these four properties in February 2015. In 2012, we acquired 28 self storage facilities comprising 2.2 million square feet in Arizona (1), Florida (8), Georgia (5), Illinois (9), North Carolina (1), Texas (3), and Virginia (1) for a total purchase price of $189.1 million.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2015 and at December 31, 2014 we had seven properties under contract to be purchased for $143.7 million. Five of the properties were acquired in February 2015.

In 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million. During 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million. During 2012, we added 372,000 square feet to existing Properties, and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million. From 2011 through 2014 we also installed solar panels on 18 buildings for a total cost of approximately $4.7 million. Although we do not expect to construct any new facilities in 2015, we do plan to complete approximately $30 million in expansions and enhancements to existing facilities of which $3.3 million was paid prior to December 31, 2014.

In 2014, the Company spent approximately $20.4 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $19.4 million in 2015 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million. During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. During 2012, we sold 17 non-strategic storage facilities in Maryland, Michigan, and Texas for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million.

We may seek to sell additional Properties to third parties or joint venture partners in 2015.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2014, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

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

Through September 2018, $325 million of our $374 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $374 million at December 31, 2014, a 100 basis point increase in interest rates would have a $0.5 million effect on our interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2014. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Sovran Self Storage, Inc. changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2015

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2014	2013
Assets
Investment in storage facilities:
Land	$397,642	$312,053
Building, equipment, and construction in progress	1,780,341	1,552,584

	2,177,983	1,864,637
Less: accumulated depreciation	(411,701)	(366,472)

Investment in storage facilities, net	1,766,282	1,498,165
Cash and cash equivalents	8,543	9,524
Accounts receivable	5,758	5,119
Receivable from unconsolidated joint ventures	583	883
Investment in unconsolidated joint ventures	57,803	30,391
Prepaid expenses	6,533	5,978
Fair value of interest rate swap agreements	—	794
Other assets	9,298	11,021

Total Assets	$1,854,800	$1,561,875

Liabilities
Line of credit	$49,000	$49,000
Term notes	750,000	575,000
Accounts payable and accrued liabilities	43,551	37,741
Deferred revenue	7,290	6,708
Fair value of interest rate swap agreements	13,341	7,523
Mortgages payable	2,127	2,254

Total Liabilities	865,309	678,226

Noncontrolling redeemable Operating Partnership Units at redemption value	13,622	12,940

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 34,105,955 shares outstanding at December 31, 2014 (32,532,991 at December 31, 2013)	353	337
Additional paid-in capital	1,183,388	1,066,399
Dividends in excess of net income	(167,692)	(162,450)
Accumulated other comprehensive loss	(13,005)	(6,402)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	975,869	870,709

Total Liabilities and Shareholders’ Equity	$1,854,800	$1,561,875

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Revenues
Rental income	$302,044	$253,384	$217,906
Other operating income	24,036	20,123	16,176

Total operating revenues	326,080	273,507	234,082

Expenses
Property operations and maintenance	69,763	61,316	55,163
Real estate taxes	32,097	26,496	22,076
General and administrative	40,792	34,939	32,313
Acquisition costs	7,359	3,129	4,328
Operating leases of storage facilities	7,987	1,331	—
Depreciation and amortization	51,749	45,233	40,542

Total operating expenses	209,747	172,444	154,422

Income from operations	116,333	101,063	79,660

Other income (expenses)
Interest expense	(34,578)	(32,000)	(33,166)
Interest income	40	40	4
Gain on sale of storage facilities	5,176	—	—
Gain on sale of real estate	—	421	687
Equity in income of joint ventures	2,086	1,948	936

Income from continuing operations	89,057	71,472	48,121
Income from discontinued operations (including a gain on disposal of $2,431 in 2013 and $4,498 in 2012)	—	3,123	7,520

Net income	89,057	74,595	55,641
Net income attributable to noncontrolling interest	(526)	(469)	(513)

Net income attributable to common shareholders	$88,531	$74,126	$55,128

Earnings per common share attributable to common shareholders - basic
Continuing operations	$2.68	$2.27	$1.62
Discontinued operations	—	0.10	0.26

Earnings per share - basic	$2.68	$2.37	$1.88

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$2.67	$2.26	$1.61
Discontinued operations	—	0.10	0.26

Earnings per share - diluted	$2.67	$2.36	$1.87

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Net income	$89,057	$74,595	$55,641
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(6,603)	8,840	(4,987)

Total comprehensive income	82,454	83,435	50,654
Comprehensive income attributable to noncontrolling interest	(487)	(525)	(467)

Comprehensive income attributable to common shareholders	$81,967	$82,910	$50,187

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance January 1, 2012	28,952,356	$301	$862,467	$(169,799)	$(10,255)	$(27,175)	$655,539

Net proceeds from the issuance of common stock	1,400,931	14	75,192	—	—	—	75,206
Exercise of stock options	91,520	1	3,735	—	—	—	3,736
Issuance of non-vested stock	1,813	—	—	—	—	—	—
Earned portion of non-vested stock	—	—	2,392	—	—	—	2,392
Stock option expense	—	—	280	—	—	—	280
Deferred compensation outside directors	—	—	122	—	—	—	122
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(584)	—	—	—	(584)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(5,088)	—	—	(5,088)
Net income attributable to common shareholders	—	—	—	55,128	—	—	55,128
Change in fair value of derivatives	—	—	—	—	(4,987)	—	(4,987)
Dividends	—	—	—	(53,014)	—	—	(53,014)

Balance December 31, 2012	30,446,620	$316	$943,604	$(172,773)	$(15,242)	$(27,175)	$728,730

Net proceeds from the issuance of common stock	1,667,819	17	107,810	—	—	—	107,827
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	68,957	1	4,677	—	—	—	4,678
Exercise of stock options	160,515	1	7,016	—	—	—	7,017
Issuance of non-vested stock	189,080	2	(2)	—	—	—	—
Earned portion of non-vested stock	—	—	2,876	—	—	—	2,876
Stock option expense	—	—	301	—	—	—	301
Deferred compensation outside directors	—	—	118	—	—	—	118
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(1)	—	—	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(524)	—	—	(524)
Net income attributable to common shareholders	—	—	—	74,126	—	—	74,126
Change in fair value of derivatives	—	—	—	—	8,840	—	8,840
Dividends	—	—	—	(63,279)	—	—	(63,279)

Balance December 31, 2013	32,532,991	$337	$1,066,399	$(162,450)	$(6,402)	$(27,175)	$870,709

Net proceeds from the issuance of common stock	1,283,505	13	98,968	—	—	—	98,981
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	171,854	2	12,447	—	—	—	12,449
Exercise of stock options	27,462	—	1,245	—	—	—	1,245
Issuance of non-vested stock	90,143	1	(1)	—	—	—	—
Earned portion of non-vested stock	—	—	4,556	—	—	—	4,556
Stock option expense	—	—	223	—	—	—	223
Deferred compensation outside directors	—	—	121	—	—	—	121
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(570)	—	—	—	(570)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(3,738)	—	—	(3,738)
Net income attributable to common shareholders	—	—	—	88,531	—	—	88,531
Change in fair value of derivatives	—	—	—	—	(6,603)	—	(6,603)
Dividends	—	—	—	(90,035)	—	—	(90,035)

Balance December 31, 2014	34,105,955	$353	$1,183,388	$(167,692)	$(13,005)	$(27,175)	$975,869

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Operating Activities
Net income	$89,057	$74,595	$55,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,749	45,546	41,679
Amortization of deferred financing fees	942	834	836
Gain on sale of storage facilities	(5,176)	—	—
Gain on disposal of discontinued operations	—	(2,431)	(4,498)
Gain on sale of real estate	—	(421)	(687)
Equity in (income) losses of joint ventures	(2,086)	(1,948)	(936)
Distributions from unconsolidated joint venture	3,123	2,630	2,184
Non-vested stock earned	4,677	2,994	2,513
Stock option expense	223	301	280
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(606)	(1,659)	(451)
Prepaid expenses	(457)	(810)	(977)
Receipts from (advances to) joint ventures	590	(27)	(242)
Accounts payable and other liabilities	5,187	1,079	4,240
Deferred revenue	(1,155)	(37)	(820)

Net cash provided by operating activities	146,068	120,646	98,762

Investing Activities
Acquisition of storage facilities	(281,731)	(94,759)	(186,870)
Improvements, equipment additions, and construction in progress	(35,097)	(33,889)	(36,845)
Net proceeds from the sale of storage facilities	11,191	—	—
Net proceeds from the disposal of discontinued operations	—	11,741	47,698
Net proceeds from the sale of real estate	—	4,866	3,298
Casualty insurance proceeds received	—	—	626
Investment in unconsolidated joint ventures	(28,650)	(4,237)	(3,571)
Return of capital from unconsolidated joint ventures	—	7,360	—
Property deposits	(706)	(5,427)	—

Net cash used in investing activities	(334,993)	(114,345)	(175,664)

Financing Activities
Net proceeds from sale of common stock	112,676	119,522	78,943
Proceeds from line of credit	202,000	152,000	154,000
Proceeds from term notes	175,000	325,000	—
Repayment of line of credit	(202,000)	(208,000)	(95,000)
Repayment of term notes	—	(325,000)	—
Financing costs	(3,001)	(1,554)	—
Dividends paid - common stock	(90,035)	(63,279)	(53,014)
Distributions to noncontrolling interest holders	(541)	(402)	(549)
Redemption of operating partnership units	(6,028)	(322)	(7,372)
Mortgage principal payments	(127)	(1,997)	(172)

Net cash provided by (used in) financing activities	187,944	(4,032)	76,836

Net (decrease) increase in cash	(981)	2,269	(66)
Cash at beginning of period	9,524	7,255	7,321

Cash at end of period	$8,543	$9,524	$7,255

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$31,764	$32,909	$32,402

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC. - DECEMBER 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2014, we had an ownership interest in, leased, and/or managed 518 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 518 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, 17 properties that we manage and have no ownership interest, and four properties that we lease. Approximately 39% of the Company’s revenue is derived from stores in the states of Texas and Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2014. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

On June 30, 2011, the Company entered into a newly formed joint venture agreement with an owner of a self-storage facility in New Jersey (West Deptford JV LLC). As part of the agreement the Company contributed $4.2 million to the joint venture for a $2.8 million mortgage note at 8%, a 20% common interest, and a $1.4 million preferred interest with an 8% preferred return. The Company had concluded that this joint venture is a variable interest entity pursuant to the guidance in FASB ASC Topic 810, “Consolidation” on the basis that the total equity investment in the joint venture is not sufficient to permit the joint venture to finance its activities without additional subordinated financial support from its investors. On February 5, 2013 the Company entered into a Membership Interest Purchase Agreement to sell its common and preferred interests in West Deptford JV LLC to the other joint venture partner for approximately $1.4 million, resulting in a gain of $0.4 million. Simultaneous with this transaction the joint venture partner also repaid the $2.8 million mortgage note held by the Company. As a result of these transactions the Company no longer holds any ownership interest in this joint venture. The results of operations of this joint venture are included in our consolidated financial statements through the February 5, 2013 date of divesture.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2014, there were 155,484 noncontrolling redeemable operating partnership Units outstanding (198,913 at December 31, 2013). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the

Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2014 and 2013, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2014	2013
Beginning balance noncontrolling redeemable Operating Partnership Units	$12,940	$12,670
Redemption of Operating Partnership Units	(6,028)	(322)
Redemption value in excess of carrying value	570	1
Issuance of Operating Partnership Units	2,417	—
Net income attributable to noncontrolling interests – consolidated joint venture	526	469
Distributions	(541)	(402)
Adjustment to redemption value	3,738	524

Ending balance noncontrolling redeemable Operating Partnership Units	$13,622	$12,940

In 2014 the Company issued 28,481 Units with a fair value of $2.4 million to acquire one self-storage property. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include $6,000 and $34,000 held in escrow for an encumbered property at December 31, 2014 and 2013, respectively.

Accounts Receivable: Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.5 million, $0.4 million and $0.4 million at December 31, 2014, 2013 and 2012, respectively.

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

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013, and 2012, advertising costs were $6.2 million, $5.4 million, and $4.6 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance commissions, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2014, 2013, and 2012, $7.4 million, $3.1 million and $4.3 million of acquisition related costs were incurred and expensed, respectively.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2014, 2013, and 2012 was $0.1 million, $0.1 million and $0.1 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2014, 2013 and 2012, no assets had been determined to be impaired under this policy.

In general, sales of real estate and related profits / losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred.

Other Assets: Included in other assets are net deferred financing costs, property deposits, and the value placed on in-place customer leases at the time of acquisition. The gross deferred financing costs were $8.2 million and $6.3 million at December 31, 2014, and 2013, respectively. Accumulated amortization on gross deferred financing costs was approximately $1.9 million and $2.0 million at December 31, 2014, and 2013, respectively. Deferred financing costs are amortized over the terms of the related debt. Property deposits at December 31, 2014 and 2013 were $0.8 million and $5.6 million, respectively.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is disclosed in Note 9. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

Amortization expense related to deferred financing costs was $0.9 million, $0.8 million and $0.8 million for the periods ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense in the consolidated statement of operations.

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

For the years ended December 31, 2014, 2013 and 2012, the Company recorded federal and state income tax expense of $0.9 million, $0.9 million and $1.3 million, respectively. The 2014 income tax expense includes current expense of $0.5 million and deferred tax expense of $0.4 million. At December 31, 2014 and 2013, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2014 and 2013, the Company had no interest or penalties related to uncertain tax provisions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of December 31, 2014, the Company’s taxable REIT subsidiary has current prepaid taxes of $0.5 million and a deferred tax liability of $1.3 million. As of December 31, 2013, the Company’s taxable REIT subsidiary had current prepaid taxes of $0.3 million and a deferred tax liability of $0.9 million.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and disclosures of Components of an Entity”. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company adopted this guidance effective January 1, 2014 and the adoption is expected to significantly reduce the classification of property sales by the Company as discontinued operations.

During 2014 the Company sold two properties with a carrying value of $5.8 million and received cash proceeds of $11.0 million, resulting in a $5.2 million gain on sale. The following table summarizes the revenues and expenses up to the date of sale of the two properties sold in 2014 that are included in the Company’s consolidated statements of operations for 2014, 2013 and 2012.

(dollars in thousands)	2014	2013	2012
Total revenues	$1,268	$1,480	$1,333
Property operations and maintenance expense	(259)	(362)	(367)
Real estate tax expense	(158)	(187)	(157)
Depreciation and amortization expense	(137)	(179)	(175)
Gain on sale of storage facilities	5,176	—	—

	$5,890	$752	$634

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

The Company recorded compensation expense (included in general and administrative expense) of $223,000, $301,000 and $280,000 related to stock options and $4.6 million, $2.9 million and $2.4 million related to amortization of non-vested stock grants for the years ended December 31, 2014, 2013 and 2012, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2014 follows:

	Weighted Average	Range
Expected life (years)	4.50	4.50
Risk free interest rate	1.63%	1.57% - 1.71%
Expected volatility	22.77%	22.60% - 22.90%
Expected dividend yield	3.58%	3.58%
Fair value	$10.04	$10.02 - $10.06

The weighted-average fair value of options granted during the years ended December 31, 2013 and 2012, were $13.95 and $12.40, respectively.

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

During 2014 and 2013, the Company issued performance based non-vested stock to certain executives. The fair value for the performance based non-vested shares granted in 2014 and 2013 was estimated at the time the shares were granted using a Monte Carlo pricing model applying the following assumptions:

	2014	2013
Expected life (years)	3.0	3.0
Risk free interest rate	1.18%	0.64%
Expected volatility	18.42%	24.78%
Fair value	$46.95	$35.32

The Monte Carlo pricing model was not used to value any other 2014, 2013 and 2012 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012
Numerator:
Net income from continuing operations attributable to common shareholders	$88,531	$71,023	$47,677

Denominator:
Denominator for basic earnings per share - weighted average shares	33,019	31,297	29,358
Effect of Dilutive Securities:
Stock options and non-vested stock	172	156	131

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	33,191	31,453	29,489

Basic Earnings per Common Share from continuing operations attributable to common shareholders	$2.68	$2.27	$1.62
Basic Earnings per Common Share attributable to common shareholders	$2.68	$2.37	$1.88

Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$2.67	$2.26	$1.61
Diluted Earnings per Common Share attributable to common shareholders	$2.67	$2.36	$1.87

Not included in the effect of dilutive securities above are 5,000 stock options and 151,474 unvested restricted shares for the year ended December 31, 2014; and 2,000 stock options and 112,664 unvested restricted shares for the year ended December 31, 2013; and 31,375 stock options and 121,711 unvested restricted shares for the year ended December 31, 2012, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2014 and December 31, 2013.

(Dollars in thousands)	2014	2013
Cost:
Beginning balance	$1,864,637	$1,742,354
Acquisition of storage facilities	286,691	93,376
Improvements and equipment additions	40,137	32,241
Increase (decrease) in construction in progress	(5,040)	1,570
Dispositions and impairments	(8,442)	(4,904)

Ending balance	$2,177,983	$1,864,637

Accumulated Depreciation:
Beginning balance	$366,472	$324,963
Additions during the year	47,656	41,929
Dispositions and impairments	(2,427)	(420)

Ending balance	$411,701	$366,472

The assets and liabilities of the acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” During 2014 and 2013, the Company acquired 33 and 11 self-storage facilities, respectively, and the purchase price of the facilities was assigned as follows (as of December 31, 2014 the purchase price assignments relating to the facilities acquired during the second half of 2014 are preliminary):

				Consideration paid			Acquisition Date Fair Value
(dollars in thousands) State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2014
Florida	2	1/9/2014	$54,000	$53,599	$—	$401	$23,309	$29,867	$824	$1,674
Texas	1	1/17/2014	9,000	8,962	—	38	3,999	4,856	145	216
Texas	1	2/10/2014	8,900	8,857	—	43	2,235	6,564	101	204
Maine	2	2/11/2014	14,750	14,602	—	148	2,639	11,824	287	409
Illinois	1	3/31/2014	8,700	8,582	—	118	1,837	6,724	139	224
Illinois	1	5/5/2014	5,500	5,487	—	13	598	4,902	—	45
Texas	1	5/13/2014	6,075	6,017	—	58	2,000	3,935	140	181
Missouri	7	5/22/2014	35,050	34,786	—	264	9,420	24,835	795	622
New Jersey	1	6/5/2014	12,600	12,526	—	74	5,161	7,201	238	281
New York	1	6/11/2014	8,000	7,988	—	12	1,741	6,106	153	202
New Jersey	1	6/12/2014	2,500	2,431	—	69	—	2,319	181	64
Georgia	1	6/12/2014	7,700	7,616	—	84	2,263	5,293	144	179
New Jersey	3	6/18/2014	18,325	18,221	—	104	2,543	15,377	405	542
New Jersey	1	7/10/2014	11,590	11,572	—	18	1,512	9,880	198	321
Florida	1	8/28/2014	10,200	10,111	—	89	2,958	7,055	187	184
Virginia	1	9/5/2014	6,400	6,373	—	27	2,349	3,947	104	267
Texas	1	9/10/2014	11,200	11,046	—	154	2,658	8,299	243	196
Tennessee	1	9/18/2014	6,550	6,535	—	15	759	5,749	42	144
Louisiana	1	10/10/2014	16,750	16,630	—	120	5,771	10,697	282	238
Florida	1	10/20/2014	11,250	11,119	—	131	6,091	4,971	188	495
Texas	1	10/28/2014	13,125	13,095	—	30	4,196	8,721	208	267
Illinois	1	11/14/2014	5,750	3,239	2,417	94	889	4,850	11	206
Texas	1	12/18/2014	8,000	7,937	—	63	1,598	6,193	209	197

Total acquired 2014	33		$291,915	$287,331	$2,417	$2,167	$86,526	$200,165	$5,224	$7,358

2013
Texas	1	2/11/2013	$2,400	$2,382	$—	$18	$337	$2,005	$58	$125
New York	1	3/22/2013	11,050	11,119	—	(69)	2,122	8,736	192	244
Massachusetts	1	3/22/2013	8,850	8,848	—	2	1,553	7,186	111	141
New York	2	8/29/2013	22,000	21,985	—	15	3,320	18,378	302	466
Colorado	1	9/30/2013	5,940	5,859	—	81	628	5,201	111	167
New Jersey	1	11/26/2013	8,535	8,499	—	36	1,843	6,544	148	249
Florida	1	12/4/2013	6,300	6,231	—	69	868	5,306	126	153
Texas	1	12/27/2013	6,900	6,873	—	27	1,547	5,226	127	337
Connecticut	1	12/30/2013	10,160	10,209	—	(49)	1,174	8,817	169	196
New Jersey	1	12/30/2013	12,765	12,754	—	11	1,639	10,946	180	359

Total acquired 2013	11		$94,900	$94,759	$—	$141	$15,031	$78,345	$1,524	$2,437
Leased stores (CT, NY)	4	11/1/2013	—	—	—	—	—	—	—	692

Total acquired or leased 2013	15		$94,900	$94,759	$—	$141	$15,031	$78,345	$1,524	$3,129

All of the properties acquired in 2014 and 2013 were purchased from unrelated third parties. The operating results of the acquired facilities have been included in the Company’s operations since the respective acquisition dates. Of the $287.3 million paid at closing for the properties acquired during 2014, $5.6 million represented deposits that were paid in 2013 when certain of these properties originally went under contract.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	2014	2013
In-place customer leases	$19,867	$14,643
Accumulated amortization	(17,663)	(13,551)

Net carrying value at December 31,	$2,204	$1,092

Amortization expense related to in-place customer leases was $4.1 million, $3.3 million, and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization expense in 2015 is expected to be $2.2 million.

As noted above, during 2014, the Company acquired 33 properties. The following unaudited pro forma information is based on the combined historical financial statements of the Company and the 33 properties acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2012:

(dollars in thousands)	2014	2013	2012
Total revenues	$337,168	$300,589	$258,450
Net income attributable to common shareholders	$99,103	$75,622	$41,942
Earnings per common share
Basic	$2.94	$2.25	$1.25
Diluted	$2.93	$2.23	$1.24

The following table summarizes the revenues and earnings related to the 33 properties since the acquisition dates that are included in the Company’s 2014 consolidated statements of operations.

Total revenues	$16,793
Net loss attributable to common shareholders	$(7,953)

The above net losses attributable to common shareholders were primarily due to the acquisition costs incurred in connection with the 2014 acquisitions.

5. DISCONTINUED OPERATIONS

In the 4th quarter of 2013, the Company sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. In 2012, the Company sold 17 non-strategic storage facilities in Maryland (1), Michigan (4), and Texas (12) for net proceeds of approximately $47.7 million resulting in a gain of approximately $4.5 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2013 and 2012. The Company did not report any dispositions of facilities as discontinued operations in 2014. The following is a summary of the amounts reported as discontinued operations in 2013 and 2012:

	Year Ended December 31,
(dollars in thousands)	2013	2012
Total revenue	$1,726	$7,069
Property operations and maintenance expense	(576)	(2,189)
Real estate tax expense	(145)	(721)
Depreciation and amortization expense	(313)	(1,137)
Net realized gain (loss) on sale of property	2,431	4,498

Total income from discontinued operations	$3,123	$7,520

Income from continuing operations attributable to common shareholders was $71.0 million and $47.7 million in 2013, and 2012, respectively. Income from discontinued operations attributable to common shareholders was $3.1 million and $7.5 million in 2013, and 2012, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

	Dec. 31,	Dec. 31,
(Dollars in thousands)	2014	2013
Revolving line of credit borrowings	$49,000	$49,000

Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	—

Total term notes payable	$750,000	$575,000

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2014 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2014 the margin is 1.40%). The interest rate at December 31, 2014 on the Company’s line of credit was approximately 1.46% (1.67% at December 31, 2013). At December 31, 2014, there was $250.3 million available on the unsecured line of credit net of outstanding letters of credit of $0.7 million. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million.

In connection with the execution of the amendment to our unsecured credit agreement, it was determined that the borrowing capacity of nine of the lenders participating in the revolving line of credit exceeded their borrowing capacities prior to the amendment. As a result, for these nine lenders the unamortized deferred financing costs associated with the agreement prior to its amendment remain deferred and are being amortized to interest expense over the term of the newly amended agreement. Fees and other costs paid to execute the amendment relating to the revolving line of credit totaling $1.3 million were recorded as additional deferred financing costs and are being amortized to interest expense over the term of the newly amended agreement.

The Company paid $1.0 million in fees to lenders for their commitments under the unsecured term note portion of the newly amended agreement. These lenders’ commitments were determined to be a modification of their unsecured term note commitments prior to the amendment. Such costs were recorded as additional deferred financing costs and are being amortized to interest expense over the term of the newly amended agreement. In addition, for the nine continuing lenders’ the previously unamortized deferred financing costs associated with the unsecured term note commitments prior to the amendment remain deferred and are being amortized to interest expense over the term of the newly amended agreement.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2014, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2014 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2014 and 2013 consist of the following:

(dollars in thousands)	December 31, 2014	December 31, 2013
5.99% mortgage notes due May 1, 2026, secured by 1 self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.19%)	2,127	2,254

Total mortgages payable	$2,127	$2,254

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2014. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.30% (1.46% at December 31, 2014)	—	—	—	—	$49,000	—	$49,000	$49,000

Notes Payable:
Term note - fixed rate 6.38%	—	$150,000	—	—	—	—	$150,000	$161,166
Term note - variable rate LIBOR+1.40% (1.56% at December 31, 2014)	—	—	—	—	—	$325,000	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$111,452
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$181,331
Mortgage note - fixed rate 5.99%	$134	$142	$151	$160	$170	$1,370	$2,127	$2,277
Interest rate derivatives – liability	—	—	—	—	—	—	—	$13,341

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was deminimus in 2014, 2013, and 2012.

The Company has interest rate swap agreements in effect at December 31, 2014 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During 2014, 2013, and 2012, the net reclassification from AOCL to interest expense was $5.5 million, $5.3 million and $4.9 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million in 2015. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $13.3 million at December 31, 2014, and an asset of $0.8 million and a liability of $7.5 million at December 31, 2013.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of December 31, 2014, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of December 31, 2014, it could have been required to settle its obligations under the agreements at their net termination value of $13.3 million.

The changes in AOCL for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

(dollars in thousands)	Jan. 1, 2014 to Dec. 31, 2014	Jan. 1, 2013 to Dec. 31, 2013	Jan. 1, 2012 to Dec. 31, 2012
Accumulated other comprehensive loss beginning of period	$(6,402)	$(15,242)	$(10,255)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	5,506	5,299	4,889
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	(12,109)	3,541	(9,876)

(Loss) gain included in other comprehensive loss	(6,603)	8,840	(4,987)

Accumulated other comprehensive loss end of period	$(13,005)	$(6,402)	$(15,242)

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

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	(13,341)	—	(13,341)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2014, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 33 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover at its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10. STOCK BASED COMPENSATION

The Company established the 2005 Award and Option Plan (the “Plan”) which replaced the expired 1995 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees. 1,500,000 shares were authorized for issuance under the Plan. Options granted under the Plan vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2014, options for 82,606 shares were outstanding under the Plans and options for 543,229 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the Plan, including restricted stock and performance-based vesting restricted stock awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2014, 1,684 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2014, options for 33,000 common shares and 22,850 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2014 options for 84,855 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2014		2013		2012
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	130,568	$44.82	273,248	$43.45	364,268	$42.76
Granted	14,000	76.01	8,000	69.90	9,500	49.42
Exercised	(27,462)	45.34	(160,515)	43.72	(91,520)	40.82
Adjusted / (forfeited)	(1,500)	40.07	9,835	36.37	(9,000)	39.23

Outstanding at end of year	115,606	$48.54	130,568	$44.82	273,248	$43.45

Exercisable at end of year	67,316	$49.18	60,382	$46.85	165,667	$44.56

A summary of the Company’s stock options outstanding at December 31, 2014 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$23.15 – 29.99	3,500	$23.15	3,500	$23.15
$30.00 – 39.99	5,000	$35.56	5,000	$35.56
$40.00 – 59.99	87,106	$44.41	44,816	$45.16
$60.00 – 76.07	20,000	$74.17	14,000	$73.43

Total	115,606	$48.54	67,316	$49.18

Intrinsic value of outstanding stock options at December 31, 2014				$4,472,123
Intrinsic value of exercisable stock options at December 31, 2014				$2,560,457

The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012, was $0.9 million, $3.6 million, and $1.1 million respectively.

Proceeds from stock options exercised during the years ended December 31, 2014, 2013, and 2012 amounted to $1.2 million, $7.0 million, and $3.7 million respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2014, or the price on the date of exercise for those exercised during the year. As of December 31, 2014, there was approximately $0.2 million of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The weighted average remaining contractual life of all options is 4.8 years, and for exercisable options is 5.2 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2014, the fair market value of the non-vested stock on the date of grant ranged from $46.95 to $87.92. During 2014, 92,665 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $5.6 million. The Company charges additional paid-in capital for the market value of shares as they are issued. The unearned portion is then amortized and charged to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that don’t have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2014		2013		2012
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	293,196	$49.20	187,535	$37.36	246,634	$37.93
Granted	92,665	60.87	189,080	54.78	2,592	49.42
Vested	(72,876)	53.11	(83,419)	35.28	(60,912)	40.13
Forfeited	(2,522)	28.66	—	—	(779)	41.07

Unvested at end of year	310,463	$51.93	293,196	$49.20	187,535	$37.36

Compensation expense of $4.6 million, $2.9 million and $2.4 million was recognized for the vested portion of non-vested stock grants in 2014, 2013 and 2012, respectively. The fair value of non-vested stock that vested during 2014, 2013 and 2012 was $3.9 million, $2.9 million and $2.4 million, respectively. The total unrecognized compensation cost related to non-vested stock was $14.1 million at December 31, 2014, and the remaining weighted-average period over which this expense will be recognized was 2.7 years.

Performance-based vesting restricted stock

The Company granted a total of 60,654 performance shares under the Plan during 2014 which are included above. In 2013, the Company granted 87,040 performance shares under the Plan which are also included above. Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance share granted under the Plan on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2014, compensation expense of $1.2 million (included in the $4.6 million discussed above) was recognized for the performance shares granted in 2011, 2013 and 2014. The total unrecognized compensation cost related to non-vested performance shares was $4.7 million at December 31, 2014 and the weighted-average period over which this expense will be recognized is 2.4 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 45,505 units outstanding at December 31, 2014. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense which totaled $0.1 million, $0.1 million and $0.1 million in 2014, 2013 and 2012, respectively.

11. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a
401(k) Plan. The Company contributes to the Plan at the rate of 25% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $192,000, $78,000, and $69,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

12. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2014 and 2013 was $45.2 million and $17.4 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million in cash to the joint venture as its share of capital required to fund acquisitions. As of December 31, 2014, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2014 and 2013 was $12.6 million and $13.0, respectively. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $3.9 million, $3.4 million, and $3.0 million for 2014, 2013, and 2012, respectively. The Company also received an acquisition fee of $0.4 million and $0.1 million, for securing purchases for Sovran HHF and Sovran HHF II in 2014 and 2012, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for 2014, 2013 and 2012 was $1.9 million, $1.9 million, and $0.9 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.5 million and $0.5 million at December 31, 2014 and 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2014, 2013, and 2012, the Company’s share of Iskalo Office Holdings, LLC’s income (loss) was $107,000, $59,000, and ($18,000), respectively. The Company paid rent to Iskalo Office Holdings, LLC of $1.0 million, $0.8 million and $0.7 million in 2014, 2013, and 2012, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2014 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$341,817	$185,214	$—
Investment in office building	—	—	5,005
Other assets	5,408	3,711	3,386

Total Assets	$347,225	$188,925	$8,391

Due to the Company	$260	$333	$—
Mortgages payable	124,888	102,884	9,267
Other liabilities	4,651	1,792	402

Total Liabilities	129,799	105,009	9,669

Unaffiliated partners’ equity (deficiency)	173,941	71,335	(729)
Company equity (deficiency)	43,485	12,581	(549)

Total Partners’ Equity (Deficiency)	217,426	83,916	(1,278)

Total Liabilities and Partners’ Equity (Deficiency)	$347,225	$188,925	$8,391

Income Statement Data:
Total revenues	$26,508	$28,502	$1,405
Property operating expenses	(8,336)	(9,809)	(571)
Administrative, management and call center fees	(1,954)	(2,113)	—
Acquisition costs	(1,837)	—	—
Depreciation and amortization of customer list	(5,099)	(4,163)	(236)
Amortization of financing fees	(190)	(203)	(14)
Income tax expense	(151)	(461)	—
Interest expense	(4,475)	(5,142)	(365)

Net income	$4,466	$6,611	$219

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, or Iskalo Office Holdings, LLC.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF, Sovran HHF II and Iskalo Office Holdings, LLC for the three years ended December 31, 2014 are as follows:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Statement of Operations
Other operating income (management fees and acquisition fee income)	$4,231	$3,358	$3,177
General and administrative expenses (corporate office rent)	1,023	811	704
Equity in income (losses) of joint ventures	2,086	1,948	936
Distributions from unconsolidated joint ventures	3,123	2,630	2,184
Receipts from (advances to) joint ventures	590	(27)	(242)
Investing activities
Investment in unconsolidated joint ventures	(28,650)	(4,237)	(3,571)
Return of capital from unconsolidated joint ventures	—	7,360	—

13. SHAREHOLDERS’ EQUITY

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

During 2014, the Company issued 924,403 shares of common stock under the Equity Program at a weighted average issue price of $79.77 per share, generating net proceeds of $72.8 million after deducting $0.9 million of sales commissions paid to Piper, HSBC and BB&T. As of December 31, 2014, the Company had $151.3 million available for issuance under the Equity Program.

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust.

In addition to sales commissions, the Company incurred expenses of $0.2 million in connection with these equity programs during 2014. The Company used the proceeds from the equity programs to fund a portion of the acquisition of 33 storage facilities.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 171,854 shares under the plan in 2014.

14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share data):

	2014 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$75,457	$80,444	$85,249	$84,930
Income from continuing operations	16,775	20,701	25,743	25,838
Income from discontinued operations	—	—	—	—
Net Income	16,775	20,701	25,743	25,838
Net income attributable to common shareholders	16,673	20,576	25,589	25,693
Net Income Per Share Attributable to Common Shareholders
Basic	$0.51	$0.63	$0.77	$0.76
Diluted	$0.51	$0.62	$0.77	$0.76

	2013 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue (a)	$63,878	$67,109	$70,455	$72,065
Income from continuing operations (a)	14,204	17,816	19,552	19,900
Income from discontinued operations (a)	168	236	247	2,472
Net Income	14,372	18,052	19,799	22,371
Net income attributable to common shareholders	14,280	17,937	19,675	22,234
Net Income Per Share Attributable to Common Shareholders
Basic	$0.47	$0.57	$0.63	$0.70
Diluted	$0.47	$0.57	$0.62	$0.69

(a)	March, June and September data from 2013 as presented in this table differ from the amounts as presented in the Company’s quarterly reports due to the impact of discontinued operations accounting with respect to the four properties sold in 2013 as described in Note 5.

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

Future minimum lease payments on the lease of the four storage facilities, a building lease, and the lease of the Company’s headquarters are as follows (dollars in thousands):

	Four Storage Facilities	Building Lease	Corporate Headquarters	Total
2015	$537	$48	$896	$1,481
2016	—	48	914	962
2017	—	48	924	972
2018	—	48	924	972
2019	—	51	924	975
Thereafter	—	211	3,167	3,378

Total	$537	$454	$7,749	$8,740

On November 1, 2013, the Company completed certain transactions with respect to the lease of four self storage facilities in New York and Connecticut with annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. The leases commenced November 1, 2013 and run through December 31, 2028. The Company has an option to purchase the facilities during the period from February 2, 2015 through September 2, 2016. The operating results of the leased facilities have been included in the Company’s operations since November 1, 2013. On November 10, 2014, the Company exercised its option to purchase the facilities and the purchase transaction closed on February 2, 2015.

At December 31, 2014, the Company was under contract to acquire seven self-storage facilities for cash consideration of approximately $143.7 million. Five of the properties were acquired in February 2015 from unrelated parties for $126.8 million, which included the four properties operated by the Company under a lease agreement. The Company has not yet determined the assignment of the purchase prices of these five facilities to the individual assets acquired. These acquisitions were funded with draws on the Company’s line of credit. The line of credit balance outstanding after the funding of the five acquisitions was $187 million. The following is a summary of the 2015 acquisitions (dollars in thousands):

State	Number of Properties	Date of Acquisition	Purchase Price
New York, Connecticut	4	2/2/2015	$120,000
Illinois	1	2/5/2015	6,800

Total acquired 2015	5		$126,800

The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At December 31, 2014, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $10.1 million under these contracts in 2015.

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

16. SUBSEQUENT EVENTS

On January 5, 2015, the Company declared a quarterly dividend of $0.75 per common share. The dividend was paid on January 26, 2015 to shareholders of record on January 16, 2015. The total dividend paid amounted to $25.5 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2014. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (‘‘COSO’’). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Sovran Self Storage, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
February 24, 2015

Item 9B. Other Information

None.

Pa rt III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (“2015 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.unclebobs.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2014 and 2013.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2014, 2013, and 2012.

(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2014, 2013, and 2012.

(iv)	Consolidated Statements of Shareholders’ Equity.

(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2014, 2013, and 2012 and

(vi)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2014 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 (a) to the Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to Registrant’s
Form 8-A filed December 3, 1996).

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 to Registrant’s
Form 8-A filed July 29, 1999).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed July 12, 2002).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Registrant reclassifying shares of Series B Cumulative Redeemable Preferred Stock into Preferred. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 31, 2011).

3.6	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed July 17, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.2+	Sovran Self Storage, Inc. 1995 Outside Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed February 26, 2010).

10.3+	Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Amendment to Employment Agreement between the Registrant and Robert J. Attea (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 21, 2015).

10.5+	Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.6+	Amendment to Employment Agreement between the Registrant and Kenneth F. Myszka (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 21, 2015).

10.7+	Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.8+	Amendment to Employment Agreement between the Registrant and David L. Rogers (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed January 21, 2015).

10.9+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.10+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K filed February 28, 2012).

10.11+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 6, 2013).

10.12+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 19, 2013).

10.13+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 19, 2013).

10.14+	Deferred Compensation Plan for Directors (incorporated by reference to Schedule 14A Proxy Statement filed April 10, 2008).

10.15	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Registrant’s Current Report on Form 8-K filed July 20, 2006, SEC File Number 001-13820, Film Number 06971617).

10.16	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

10.17	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed February 27, 2009).

10.18	Sixth Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 10, 2014 among Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership, Wells Fargo Bank, National Association, Manufacturers and Traders Trust Company and certain other lenders a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, HSBC Bank USA, National Association, PNC Bank, National Association, and SunTrust Bank as co-documentation agents, for themselves and the other Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2014).

10.19	Note Purchase Agreement dated as of August 5, 2011 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers of $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 8, 2011).

10.20	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016 (incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 1, 2006, SEC File Number 001-13820, Film Number 06795352).

10.21	Note Purchase Agreement dated as of April 8, 2014 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers of $175 million, 4.533% Senior Guaranteed Notes, Series E due April 8, 2024 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 9, 2014).

10.22	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and Carlos A. Arredondo, as lessor, dated as of August 7, 2013 with respect to certain property in Milford, Connecticut, as amended by a First Amendment of Lease dated September 13, 2013.

10.23	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo and certain other parties, as lessor, with respect to certain property in Farmingdale, New York, as amended by a First Amendment of Lease dated September 13, 2013 and a Second Amendment of Lease dated as of September 27, 2013.

10.24	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo and certain other parties, as lessor, with respect to certain property in Danbury, Connecticut, as amended by a First Amendment of Lease dated September 13, 2013.

10.25	Lease by and between Sovran Acquisition Limited Partnership, as lessee, and various trustees of trusts for the benefit of the descendants of Carlos A. Arredondo and certain other parties, as lessor, with respect to certain property in Hicksville, New York, as amended by a First Amendment of Lease dated September 13, 2013 and a Second Amendment of Lease dated as of September 27, 2013.

10.26	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed May 12, 2014).

10.27	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Jefferies LLC, as agent (incorporated by reference to Exhibit 1.2 to Registrant’s Current Report on Form 8-K filed May 12, 2014).

10.28	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and SunTrust Robinson Humphrey, as agent (incorporated by reference to Exhibit 1.3 to Registrant’s Current Report on Form 8-K filed May 12, 2014).

10.29	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Piper Jaffray & Co, as agent (incorporated by reference to Exhibit 1.4 to Registrant’s Current Report on Form 8-K filed May 12, 2014).

10.30	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and HSBC Securities (USA) Inc., as agent (incorporated by reference to Exhibit 1.5 to Registrant’s Current Report on Form 8-K filed May 12, 2014).

10.31	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and BB&T Capital Markets, a division of BB&T Securities, LLC, as agent (incorporated by reference to Exhibit 1.6 to Registrant’s Current Report on Form 8-K filed May 12, 2014).

10.32	Indemnification Agreement dated September 25, 2009 between Registrant, Sovran Acquisition Limited Partnership and James R. Boldt, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 25, 2009).

10.33+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Registrant’s Proxy Statement filed April 9, 2009).

10.34+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 5, 2010).

10.35+	Sovran Self Storage, Inc. Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 21, 2012).

10.36+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Andrew Gregoire amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.37+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.38+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Edward Killeen amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 14, 2012).

10.39	Indemnification Agreement dated July 16, 2012 between Registrant, Sovran Acquisition Limited Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 17, 2012).

10.40	Indemnification Agreement dated January 30, 2015 between Registrant, Sovran Acquisition Limited Partnership and Arthur L. Havener, Jr., a director of the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 3, 2015).

10.41	Indemnification Agreement dated January 30, 2015 between Registrant, Sovran Acquisition Limited Partnership and Mark G. Barberio, a director of the Company (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed February 3, 2015).

10.42+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 29, 2014).

10.43+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 29, 2014).

12.1*	Statement Re: Computation of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2014 and 2013;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2014, 2013, and 2012;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2014, 2013, and 2012.

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2014, 2013, and 2012;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2014, 2013, and 2012; and

(vi)   Notes to Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN SELF STORAGE, INC.

February 24, 2015	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire,
Chief Financial Officer,
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea	Executive Chairman of the Board of Directors and Director	February 24, 2015
Robert J. Attea

/s/ Kenneth F. Myszka	President and Director	February 24, 2015
Kenneth F. Myszka

/s/ David L. Rogers	Chief Executive Officer (Principal Executive Officer)	February 24, 2015
David L. Rogers

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015
Andrew J. Gregoire

/s/ Anthony P. Gammie	Director	February 24, 2015
Anthony P. Gammie

/s/ Charles E. Lannon	Director	February 24, 2015
Charles E. Lannon

/s/ Stephen R. Rusmisel	Director	February 24, 2015
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director	February 24, 2015
Arthur L. Havener, Jr.

/s/ Mark. G. Barberio	Director	February 24, 2015
Mark G. Barberio

Sovran Self Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2014

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Charleston	SC		$416	$1,516	$2,194	$416	$3,710	$4,126	$1,378	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,626	397	3,050	3,447	1,128	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,394	747	4,057	4,804	1,016	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,444	239	3,554	3,793	1,112	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	1,408	1,036	2,732	3,768	1,198	1987	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	978	779	2,095	2,874	1,091	1985	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,223	483	3,975	4,458	1,567	1984	6/26/1995	5 to 40 years
Middletown	NY		224	808	957	224	1,765	1,989	845	1988	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	3,451	497	4,908	5,405	1,715	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	613	395	2,017	2,412	986	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,846	687	4,039	4,726	860	1985	6/26/1995	5 to 40 years
Columbia	SC		268	1,248	637	268	1,885	2,153	904	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	791	363	2,470	2,833	1,145	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,237	234	3,080	3,314	679	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	600	680	2,216	2,896	1,074	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,915	1,445	5,617	7,062	1,949	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	2,990	444	4,603	5,047	1,464	1986	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,375	649	3,704	4,353	1,608	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	3,911	387	5,313	5,700	1,179	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	914	844	2,935	3,779	1,370	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	640	303	1,742	2,045	808	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	3,962	517	4,505	5,022	1,062	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	778	321	1,928	2,249	912	1985	6/26/1995	5 to 40 years
Columbia	SC		361	1,331	774	374	2,092	2,466	1,036	1987	6/26/1995	5 to 40 years
Columbia	SC		189	719	1,138	189	1,857	2,046	851	1989	6/26/1995	5 to 40 years
Columbia	SC		488	1,188	1,942	488	3,130	3,618	981	1986	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,245	602	3,652	4,254	1,331	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	764	513	2,694	3,207	1,340	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	560	194	1,472	1,666	700	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,012	1,503	4,631	6,134	2,003	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	392	398	1,427	1,825	765	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	533	424	1,547	1,971	770	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,171	483	2,337	2,820	959	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	718	308	1,834	2,142	939	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	811	174	1,593	1,767	738	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	777	413	1,776	2,189	941	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,469	306	1,872	2,178	729	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	2,906	479	4,648	5,127	1,643	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	1,721	883	3,825	4,708	1,788	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	973	316	2,444	2,760	1,152	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,558	651	4,501	5,152	2,226	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,243	715	2,938	3,653	1,301	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	2,759	619	3,562	4,181	1,330	1988	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Alexandria	VA		1,375	3,220	2,617	1,376	5,836	7,212	2,561	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	620	244	1,521	1,765	776	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	1,311	1,591	2,620	4,211	1,325	1986	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,055	612	3,538	4,150	1,011	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,097	256	3,341	3,597	1,307	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,618	313	4,080	4,393	1,251	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	453	278	1,457	1,735	746	1989	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,866	385	3,203	3,588	1,234	1990	6/26/1995	5 to 40 years
Birmingham	AL		730	1,725	2,945	730	4,670	5,400	1,291	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	864	863	2,905	3,768	1,441	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	627	326	2,142	2,468	1,054	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,040	369	4,398	4,767	1,625	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,776	720	3,428	4,148	1,008	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	686	226	1,732	1,958	869	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,114	1,088	3,711	4,799	1,909	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,255	526	3,213	3,739	1,455	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	879	672	3,318	3,990	1,576	1988	6/26/1995	5 to 40 years
Jackson	MS		343	1,580	2,491	796	3,618	4,414	1,279	1990	6/26/1995	5 to 40 years
Jackson	MS		209	964	783	209	1,747	1,956	877	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,053	443	2,655	3,098	1,219	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	1,262	1,162	4,016	5,178	1,949	1986	9/29/1995	5 to 40 years
Birmingham	AL		424	1,506	1,170	424	2,676	3,100	1,259	1970	1/16/1996	5 to 40 years
Harrisburg	PA		360	1,641	694	360	2,335	2,695	1,167	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	3,837	692	5,996	6,688	1,750	1985	12/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,428	472	3,138	3,610	1,349	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	374	206	1,285	1,491	744	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	695	413	2,397	2,810	1,295	1991/94	12/28/1995	5 to 40 years
Newport News	VA		442	1,592	1,393	442	2,985	3,427	1,203	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	859	353	2,158	2,511	915	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	847	232	1,710	1,942	776	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	725	766	2,525	3,291	1,189	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	399	442	2,166	2,608	1,032	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,215	408	2,877	3,285	1,268	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	449	328	1,773	2,101	830	1986	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,345	436	3,104	3,540	1,337	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,381	289	3,542	3,831	180	2012	3/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,505	671	3,874	4,545	1,545	1983	6/5/1996	5 to 40 years
Montgomery	AL		279	1,014	1,354	433	2,214	2,647	850	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	502	345	1,764	2,109	795	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,822	383	3,552	3,935	653	1986	5/29/1996	5 to 40 years
Lakeland	FL		359	1,287	1,257	359	2,544	2,903	1,175	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,376	297	3,247	3,544	1,371	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	574	310	1,862	2,172	855	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	936	689	2,792	3,481	709	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	587	777	3,357	4,134	1,545	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,212	568	3,240	3,808	1,518	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	788	436	2,423	2,859	1,119	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	530	538	2,560	3,098	1,274	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	652	487	2,406	2,893	1,036	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	481	315	1,612	1,927	731	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,258	314	2,371	2,685	1,025	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	2,458	707	4,951	5,658	1,722	1990	12/20/1996	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Youngstown	OH		600	2,142	2,292	693	4,341	5,034	1,520	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,123	751	6,799	7,550	1,999	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,226	725	4,812	5,537	1,857	1978	1/10/1997	5 to 40 years
Cleveland	OH		637	2,918	1,966	701	4,820	5,521	2,307	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	1,132	495	2,913	3,408	1,306	1979	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,637	761	4,351	5,112	1,921	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	2,893	418	4,814	5,232	1,689	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,477	606	3,641	4,247	1,407	1982	1/10/1997	5 to 40 years
San Antonio	TX		474	1,686	531	504	2,187	2,691	938	1981	1/30/1997	5 to 40 years
San Antonio	TX		346	1,236	546	346	1,782	2,128	772	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	1,969	432	3,529	3,961	1,418	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	1,449	634	4,014	4,648	1,690	1993/95	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	511	566	2,790	3,356	1,218	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	638	293	1,995	2,288	834	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,527	335	2,869	3,204	1,145	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	1,111	328	2,426	2,754	1,070	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	464	152	1,177	1,329	555	1987	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	3,482	260	4,525	4,785	1,222	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,106	616	2,939	3,555	773	1984	3/31/1997	5 to 40 years
Delray	FL		491	1,756	730	491	2,486	2,977	1,184	1969	4/11/1997	5 to 40 years
Savannah	GA		296	1,196	578	296	1,774	2,070	768	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	655	921	3,937	4,858	1,808	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,275	304	3,486	3,790	1,238	1989	6/4/1997	5 to 40 years
Dallas-Fort Worth	TX		965	3,864	1,553	943	5,439	6,382	2,370	1977	6/30/1997	5 to 40 years
Dallas-Fort Worth	TX		370	1,486	743	370	2,229	2,599	1,048	1975	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	690	1,033	4,443	5,476	1,974	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	577	825	3,309	4,134	1,465	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	456	735	3,885	4,620	1,765	1995	8/21/1997	5 to 40 years
Greensboro-Hilltop	NC		268	1,097	431	231	1,565	1,796	699	1995	9/25/1997	5 to 40 years
Greensboro-StgCch	NC		89	376	1,729	89	2,105	2,194	788	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,115	421	2,921	3,342	1,202	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	435	282	1,738	2,020	794	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	669	637	3,217	3,854	1,430	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	486	542	2,696	3,238	1,144	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,233	620	3,765	4,385	1,503	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	431	540	2,642	3,182	1,154	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	1,074	864	5,068	5,932	2,131	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	947	1,243	5,966	7,209	2,534	1975	2/5/1998	5 to 40 years
Tampa-E.Hillsborough	FL		709	3,235	897	709	4,132	4,841	1,863	1985	2/4/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,092	694	2,627	3,321	643	1988	2/9/1998	5 to 40 years
Middletown-Harriman	NY		843	3,394	784	843	4,178	5,021	1,811	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	658	397	2,492	2,889	1,087	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	716	488	2,462	2,950	1,016	1990/96	2/18/1998	5 to 40 years
Titusville	FL		492	1,990	1,163	688	2,957	3,645	756	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	1,372	733	4,313	5,046	1,923	1979	3/3/1998	5 to 40 years
Providence	RI		345	1,268	2,032	486	3,159	3,645	1,001	1984	6/26/1995	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	617	384	1,988	2,372	903	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,225	414	3,305	3,719	1,098	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,737	464	2,872	3,336	888	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,301	544	3,243	3,787	1,366	1984	3/27/1998	5 to 40 years
Providence	RI		702	2,821	3,846	702	6,667	7,369	1,920	1984/88	3/26/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	911	775	4,014	4,789	1,677	1988/91	4/9/1998	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Raleigh-Durham	NC		940	3,763	837	940	4,600	5,540	1,965	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	532	742	3,509	4,251	1,474	1980	4/7/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,382	569	3,199	3,768	1,280	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,031	633	3,739	4,372	1,329	1986	4/22/1998	5 to 40 years
Melbourne	FL		662	2,654	1,916	662	4,570	5,232	1,230	1985	6/2/1998	5 to 40 years
Jackson	MS		744	3,021	251	744	3,272	4,016	1,384	1995	5/13/1998	5 to 40 years
Houston-Katy	TX		419	1,524	3,974	419	5,498	5,917	1,347	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	630	1,208	5,484	6,692	2,324	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	573	944	4,376	5,320	1,941	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	456	903	4,099	5,002	1,756	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	-1,966	851	4,745	5,596	2,027	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,710	584	3,428	4,012	945	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,454	740	3,951	4,691	1,332	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	235	635	2,537	3,172	1,059	1997	6/19/1998	5 to 40 years
Dallas-Fort Worth	TX		548	1,988	394	548	2,382	2,930	984	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	598	840	3,971	4,811	1,711	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	2,135	324	3,628	3,952	1,179	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,517	510	4,494	5,004	1,284	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	613	481	2,567	3,048	1,051	1996	6/30/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	878	550	2,876	3,426	1,083	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,708	670	4,115	4,785	1,462	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,167	390	2,737	3,127	976	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	596	460	2,238	2,698	1,023	1984	12/1/1998	5 to 40 years
Houston-Katy	TX		507	2,058	1,747	507	3,805	4,312	1,262	1993	12/15/1998	5 to 40 years
Providence	RI		447	1,776	946	447	2,722	3,169	1,114	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,184	556	3,135	3,691	1,423	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	1,198	708	4,058	4,766	1,338	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	927	314	2,022	2,336	911	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,625	188	2,277	2,465	943	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	982	963	4,878	5,841	1,847	1994	2/17/1999	5 to 40 years
Phoenix-Gilbert	AZ		651	2,600	1,254	772	3,733	4,505	1,388	1995	5/18/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	682	565	3,278	3,843	1,289	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,557	733	3,463	4,196	968	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	701	339	2,047	2,386	771	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,034	291	2,060	2,351	716	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	526	354	1,931	2,285	804	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	953	453	2,563	3,016	1,065	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,518	872	6,994	7,866	1,966	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	843	849	4,244	5,093	1,676	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	1,929	410	3,555	3,965	1,238	1988	8/2/1999	5 to 40 years
Cocoa	FL		667	2,373	877	667	3,250	3,917	1,313	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	592	335	2,113	2,448	826	1985	11/9/1999	5 to 40 years
Middletown-Monroe	NY		276	1,312	1,277	276	2,589	2,865	872	1998	2/2/2000	5 to 40 years
Boston - N. Andover	MA		633	2,573	984	633	3,557	4,190	1,267	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	446	633	3,063	3,696	1,201	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	633	384	2,055	2,439	789	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,340	254	2,399	2,653	744	1998	11/15/2000	5 to 40 years
Brewster	NY		1,716	6,920	1,543	1,981	8,198	10,179	1,627	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,527	966	6,375	7,341	928	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	756	841	4,040	4,881	1,060	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	663	902	3,797	4,699	1,001	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	667	1,104	4,335	5,439	1,496	1986	12/1/2001	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Boston-Methuen	MA		1,024	3,649	751	1,091	4,333	5,424	1,439	1984	12/1/2001	5 to 40 years
Columbia	SC		883	3,139	1,359	942	4,439	5,381	1,381	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	1,002	588	2,936	3,524	993	1984	12/1/2001	5 to 40 years
Kingsland	GA		470	1,902	3,257	666	4,963	5,629	1,271	1989	12/1/2001	5 to 40 years
Saco	ME		534	1,914	417	570	2,295	2,865	770	1988	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,340	1,004	6,924	7,928	1,933	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	545	714	3,561	4,275	1,174	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,130	327	2,300	2,627	633	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	792	784	3,698	4,482	1,187	1984	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		394	1,595	411	421	1,979	2,400	660	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	3,814	618	5,122	5,740	891	1980	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	641	919	4,337	5,256	1,348	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	443	612	2,911	3,523	904	1999	6/19/2002	5 to 40 years
Houston-League City	TX		689	3,159	601	689	3,760	4,449	1,138	1994/97	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,210	1,119	5,194	6,313	1,428	1998	6/19/2002	5 to 40 years
Houston	TX		407	1,650	270	407	1,920	2,327	622	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	446	817	3,733	4,550	1,188	1996	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	756	2,207	9,622	11,829	2,990	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	584	1,131	5,148	6,279	1,556	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	432	635	3,350	3,985	1,006	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	493	1,252	6,236	7,488	1,876	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	218	1,039	4,419	5,458	1,273	1995/99	8/26/2003	5 to 40 years
Dallas-Fort Worth	TX		827	3,776	469	827	4,245	5,072	1,199	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	393	2,713	11,406	14,119	3,299	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,801	773	4,971	5,744	1,319	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	288	1,195	5,165	6,360	1,426	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	362	1,103	4,912	6,015	1,387	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,848	1,061	7,275	8,336	1,802	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	991	388	2,631	3,019	656	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	197	1,720	7,183	8,903	1,955	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,537	1,566	7,882	9,448	1,771	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,603	1,365	7,172	8,537	1,925	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	826	1,976	6,754	8,730	1,817	2000	8/5/2004	5 to 40 years
Syracuse - Cicero	NY		527	2,121	852	527	2,973	3,500	796	1988/02	3/16/2005	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	209	1,131	4,818	5,949	1,221	2003	3/15/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	220	612	2,721	3,333	714	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	240	1,612	6,825	8,437	1,791	2002	4/14/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	270	1,215	5,218	6,433	1,294	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	284	1,906	8,010	9,916	2,019	1997	6/1/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	1,648	470	3,550	4,020	800	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	-281	491	1,948	2,439	545	2003	7/12/2005	5 to 40 years
SanAntonio-Marbach	TX		556	2,265	514	556	2,779	3,335	689	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	219	754	3,284	4,038	858	2003	7/12/2005	5 to 40 years
Houston-Pinehurst	TX		484	1,977	1,519	484	3,496	3,980	768	2002/04	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	548	811	3,945	4,756	988	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,536	719	5,463	6,182	977	1984/94	11/15/2005	5 to 40 years
Houston-Cypress	TX		721	2,994	2,282	721	5,276	5,997	1008	2003	1/13/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	595	982	2,773	3,755	631	2001	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	285	596	2,696	3,292	614	2002	1/10/2006	5 to 40 years
Rochester	NY		937	3,779	199	937	3,978	4,915	916	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,756	707	5,689	6,396	1195	2000	3/9/2006	5 to 40 years
Lafayette	LA		411	1,621	250	411	1,871	2,282	469	1997	4/13/2006	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Lafayette	LA		463	1,831	188	463	2,019	2,482	465	2001/04	4/13/2006	5 to 40 years
Lafayette	LA		601	2,406	1,362	601	3,768	4,369	839	2002	4/13/2006	5 to 40 years
Lafayette	LA		542	1,319	2,184	542	3,503	4,045	711	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	149	832	3,417	4,249	785	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	564	617	2,986	3,603	664	1989	6/29/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	233	1,270	5,270	6,540	1188	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	304	929	3,980	4,909	861	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Springs	FL		696	2,739	172	696	2,911	3,607	660	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	215	1,220	5,020	6,240	1132	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	361	1,113	4,720	5,833	1051	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,434	766	4,474	5,240	752	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	199	828	3,489	4,317	785	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	778	734	3,645	4,379	857	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	298	899	3,894	4,793	861	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	397	890	3,949	4,839	864	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	157	697	2,868	3,565	642	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	377	1,256	5,323	6,579	1169	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	141	605	2,575	3,180	567	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	177	607	2,605	3,212	579	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	77	1,073	4,353	5,426	970	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,153	549	3,333	3,882	615	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	136	644	2,678	3,322	594	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	195	963	4,031	4,994	908	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	1,932	773	4,992	5,765	811	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	313	1,175	4,937	6,112	1060	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	141	619	2,612	3,231	574	2002	8/7/2006	5 to 40 years
Lafayette	LA		699	2,784	1,993	699	4,777	5,476	987	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	944	1,158	5,583	6,741	1200	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	446	590	2,807	3,397	584	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	252	694	3,010	3,704	632	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	239	736	3,144	3,880	693	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,290	975	5,144	6,119	807	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	211	0	3,891	3,891	835	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	265	439	2,010	2,449	427	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,009	813	5,222	6,035	1007	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	2,721	532	4,840	5,372	641	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	669	437	2,463	2,900	470	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	614	638	3,145	3,783	654	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	280	348	1,624	1,972	328	1998	3/30/2007	5 to 40 years
Buffalo-Niagara Falls Blvd	NY		323	1,331	147	323	1,478	1,801	308	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	998	316	3,182	3,498	595	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,480	961	6,307	7,268	935	1999	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		375	1,498	344	375	1,842	2,217	414	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	123	1,003	4,125	5,128	824	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	648	1,100	5,034	6,134	1033	1994	1/11/2007	5 to 40 years
Houston-Beaumont	TX		929	3,647	181	930	3,827	4,757	795	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	455	1,537	6,473	8,010	1298	2003/06	3/8/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	982	1,677	7,250	8,927	1352	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	339	1,017	4,351	5,368	881	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	173	1,423	5,797	7,220	1142	1998/05	6/1/2007	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Huntsville-Hwy 72	AL		1,206	4,775	288	1,206	5,063	6,269	988	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	334	1,216	5,153	6,369	1043	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	62	1,301	5,431	6,732	1054	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	265	1,164	4,889	6,053	958	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	310	1,347	5,783	7,130	1154	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	171	1,029	4,351	5,380	927	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	200	686	2,932	3,618	598	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	112	1,811	7,264	9,075	1400	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	70	732	3,085	3,817	645	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	196	1,076	4,528	5,604	884	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	155	885	3,741	4,626	722	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	357	676	3,042	3,718	625	2003/06	5/21/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	189	742	3,213	3,955	619	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	163	444	1,962	2,406	372	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	103	384	1,651	2,035	300	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	190	437	1,947	2,384	344	2000	12/19/2007	5 to 40 years
Jackson-Ridgeland	MS		1,479	5,965	457	1,479	6,422	7,901	1163	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	143	1,337	5,520	6,857	990	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	200	852	3,609	4,461	564	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	36	1,047	6,017	7,064	909	2009	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	100	846	4,195	5,041	445	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	536	961	4,238	5,199	412	2008	12/29/2010	5 to 40 years
Raleigh-Durham	NC		574	3,975	103	575	4,077	4,652	427	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	36	513	5,353	5,866	552	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	84	1,129	4,851	5,980	514	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	46	381	3,621	4,002	381	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	57	965	3,412	4,377	358	2007	12/29/2010	5 to 40 years
Fair Lawn-Wagaraw	PA		796	9,467	78	796	9,545	10,341	881	1999	7/14/2011	5 to 40 years
Elizabeth-Allen	PA		885	3,073	487	885	3,560	4,445	277	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	37	197	2,169	2,366	237	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	67	1,043	8,319	9,362	719	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	323	825	4,524	5,349	413	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	101	693	3,653	4,346	337	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	95	1,243	3,201	4,444	304	2000	9/22/2011	5 to 40 years
Austin-Cedar Park	TX		1,559	2,727	64	1,559	2,791	4,350	270	1998	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	126	691	4,561	5,252	414	2000	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	164	1,012	3,476	4,488	309	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	135	575	3,692	4,267	356	1998	9/22/2011	5 to 40 years
Houston-Pasadena	TX		705	4,223	146	705	4,369	5,074	394	2000	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	164	1,168	2,479	3,647	239	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	275	2,152	3,302	5,454	314	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	187	402	3,789	4,191	321	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	223	1,653	5,170	6,823	448	1984	9/22/2011	5 to 40 years
Houston-Spring	TX		1,474	4,500	67	1,474	4,567	6,041	414	2006	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	91	177	3,314	3,491	305	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	123	1,438	4,706	6,144	418	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	162	272	3,398	3,670	320	2001	9/22/2011	5 to 40 years
Houston-Westheimer Rd	TX		536	2,687	142	536	2,829	3,365	258	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	141	1,478	4,286	5,764	373	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	195	1,315	6,337	7,652	535	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	147	3,189	4,121	7,310	348	2000	9/22/2011	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
Houston-Katy Freeway	TX		1,049	5,175	501	1,049	5,676	6,725	486	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	2,127	2,054	2,138	368	2,054	2,506	4,560	229	1982	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	60	2,848	5,952	8,800	527	2004	9/29/2011	5 to 40 years
Pensacola	FL		197	4,281	158	197	4,439	4,636	372	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	91	2,960	12,168	15,128	796	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	79	1,932	11,685	13,617	770	1996/2004	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	205	1,940	5,085	7,025	346	1998	6/6/2012	5 to 40 years
Norfolk - East Little Creek	VA		911	5,862	47	911	5,909	6,820	393	2007	6/20/2012	5 to 40 years
Atlanta	GA		1,560	6,766	53	1,560	6,819	8,379	443	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		664	5,719	26	644	5,765	6,409	343	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	66	772	3,948	4,720	240	2007	9/18/2012	5 to 40 years
St. Augustine	FL		739	3,858	53	739	3,911	4,650	242	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	46	1,384	9,312	10,696	554	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	46	856	4,361	5,217	263	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	76	855	3,914	4,769	238	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	69	1,342	4,761	6,103	291	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	115	2,337	5,016	7,353	299	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	89	1,213	3,218	4,431	199	1999/2006	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	81	1,050	5,975	7,025	331	2007	12/10/2012	5 to 40 years
Bradenton	FL		1,501	3,775	38	1,501	3,813	5,314	199	1997	12/21/2012	5 to 40 years
Ft. Myers - Cleveland Ave.	FL		515	2,280	56	515	2,336	2,851	126	1998	12/21/2012	5 to 40 years
Clearwater - Drew St.	FL		1,234	4,018	37	1,234	4,055	5,289	211	2000	12/21/2012	5 to 40 years
Clearwater - North Myrtle	FL		1,555	5,978	38	1,555	6,016	7,571	313	2000	12/21/2012	5 to 40 years
Chicago - Aurora	IL		269	3,126	81	269	3,207	3,476	166	2010	12/31/2012	5 to 40 years
Phoenix	AZ		910	3,656	73	910	3,729	4,639	206	2008	12/18/2012	5 to 40 years
Chicago - North Austin	IL		2,593	5,029	144	2,593	5,173	7,766	272	2005	12/20/2012	5 to 40 years
Chicago - North Western	IL		1,718	6,466	295	1,718	6,761	8,479	339	2005	12/20/2012	5 to 40 years
Chicago - West Pershing	IL		395	3,226	68	395	3,294	3,689	168	2008	12/20/2012	5 to 40 years
Austin-Cedar Park	TX		1,246	5,740	54	1,246	5,794	7,040	306	2006	12/27/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	24	2,373	9,893	12,266	505	2011	12/20/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	61	774	3,388	4,162	177	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	54	632	2,039	2,671	121	2007	12/27/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	144	337	2,149	2,486	112	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	102	2,122	8,837	10,959	401	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	62	1,553	7,248	8,801	328	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	90	1,096	8,366	9,462	291	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	69	2,224	10,171	12,395	352	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	135	629	5,336	5,965	170	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	92	1,843	6,636	8,479	185	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	80	868	5,386	6,254	151	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	33	1,547	5,259	6,806	145	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	65	1,174	8,881	10,055	225	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	52	1,639	10,998	12,637	277	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	159	7,629	12,077	19,706	307	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	396	15,680	17,916	33,596	461	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	592	3,999	4,889	8,888	127	1998/2002	1/17/2014	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period
Description	ST	Encum brance	Land	Building, Equipment and Impvmts	Building, Equipment and Impvmts	Land	Building, Equipment and Impvmts	Total	Accum. Deprec.	Date of Const.	Date Acquired	Life on which depr in latest income statement is computed
San Antonio	TX		2,235	6,269	317	2,235	6,586	8,821	162	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	163	2,146	6,581	8,727	156	2000	2/11/2014	5 to 40 years
Brunswick	ME		493	5,234	66	493	5,300	5,793	124	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	499	1,837	6,800	8,637	136	2004/2013	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	127	598	4,916	5,514	89	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	411	2,000	4,160	6,160	82	1997	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	309	2,444	6,275	8,719	95	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	269	638	3,787	4,425	59	1998	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	176	2,010	3,720	5,730	58	2000	5/22/2014	5 to 40 years
St. Louis - Pershall	MO		292	325	81	292	406	698	8	1979	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	320	508	2,362	2,870	35	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	286	1,989	4,331	6,320	68	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	271	1,538	4,781	6,319	74	2000	5/22/2014	5 to 40 years
Trenton	NJ		5,161	7,063	289	5,161	7,352	12,513	120	1980	6/5/2014	5 to 40 years
Fishkill	NY		1,741	6,006	104	1,741	6,110	7,851	96	2005	6/11/2014	5 to 40 years
Atlanta - Peachtree	GA		2,263	4,931	391	2,263	5,322	7,585	91	2007	6/12/2014	5 to 40 years
Paterson	NJ		0	2,292	115	0	2,407	2,407	92	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	121	819	4,855	5,674	63	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	197	1,097	5,815	6,912	75	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	135	626	4,684	5,310	60	2003	6/18/2014	5 to 40 years
Matawan	NJ		1,512	9,707	235	1,512	9,942	11,454	127	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	170	2,958	7,074	10,032	61	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	98	2,349	3,973	6,322	37	2000	9/5/2014	5 to 40 years
San Antonio-Castle Hills	TX		2,658	8,190	219	2,658	8,409	11,067	71	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	173	759	5,781	6,540	38	2014	9/18/2014	5 to 40 years
New Orleans - Kenner	LA		5,771	10,375	346	5,771	10,721	16,492	70	2008	10/10/2014	5 to 40 years
Orlando - Celebration	FL		6,091	4,641	335	6,091	4,976	11,067	22	2006	10/21/2014	5 to 40 years
Austin - Cedar Park	TX		4,196	8,374	349	4,196	8,723	12,919	38	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	301	889	5,001	5,890	21	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	385	1,599	6,198	7,797	0	2006	12/18/2014	5 to 40 years
Construction in Progress			0	0	4,761	0	4,761	4,761	0	2013
Corporate Office	NY		0	68	24,783	1,633	23,218	24,851	13,468	2000	5/1/2000	5 to 40 years

		$2,127	$385,294	$1,383,414	$409,275	$397,642	$1,780,341	$2,177,983	$411,701

	December 31, 2014		December 31, 2013		December 31, 2012
Cost:
Balance at beginning of period		$1,864,637		$1,742,354		$1,525,283
Additions during period:
Acquisitions through foreclosure	$—		$—		$—
Other acquisitions	286,691		93,376		185,431
Improvements, etc	35,097		33,811		36,238

		321,788		127,187		221,669
Deductions during period:
Cost of assets disposed	(8,442)		(4,904)		(4,598)
Impairment write-down	—		—		—
Casualty loss	—		—		—
		(8,442)		(4,904)		(4,598)

Balance at close of period		$2,177,983		$1,864,637		$1,742,354

Accumulated Depreciation:
Balance at beginning of period		$366,472		$324,963		$289,082
Additions during period:
Depreciation expense	$47,656		$41,929		$37,226

		47,656		41,929		37,226
Deductions during period:
Accumulated depreciation of assets disposed	(2,427)		(420)		(1,345)
Accumulated depreciation on impaired asset	—		—		—
Accumulated depreciation on casualty loss	—		—		—
		(2,427)		(420)		(1,345)

Balance at close of period		$411,701		$366,472		$324,963