Form 10-Q
period 2015-03-31
SOVRAN SELF STORAGE INC
filed 2015-05-04
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, 35,562,772 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investment in storage facilities:
Land	$433,026	$397,642
Building, equipment, and construction in progress	1,883,571	1,780,341

	2,316,597	2,177,983
Less: accumulated depreciation	(424,764)	(411,701)

Investment in storage facilities, net	1,891,833	1,766,282
Cash and cash equivalents	10,312	8,543
Accounts receivable	5,745	5,758
Receivable from unconsolidated joint ventures	728	583
Investment in unconsolidated joint ventures	57,659	57,803
Prepaid expenses	6,976	6,533
Other assets	8,925	9,298

Total Assets	$1,982,178	$1,854,800

Liabilities
Line of credit	$63,000	$49,000
Term notes	750,000	750,000
Accounts payable and accrued liabilities	33,324	43,551
Deferred revenue	7,679	7,290
Fair value of interest rate swap agreements	17,318	13,341
Mortgages payable	2,095	2,127

Total Liabilities	873,416	865,309
Noncontrolling redeemable Operating Partnership Units at redemption value	16,987	13,622
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 35,562,772 shares outstanding at March 31, 2015 (34,105,955 at December 31, 2014)	367	353
Additional paid-in capital	1,307,653	1,183,388
Dividends in excess of net income	(172,078)	(167,692)
Accumulated other comprehensive loss	(16,992)	(13,005)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	1,091,775	975,869

Total Liabilities and Shareholders’ Equity	$1,982,178	$1,854,800

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2015 to March 31, 2015	January 1, 2014 to March 31, 2014
Revenues
Rental income	$78,886	$69,953
Other operating income	6,522	5,504

Total operating revenues	85,408	75,457
Expenses
Property operations and maintenance	20,559	18,484
Real estate taxes	8,920	8,066
General and administrative	9,406	8,536
Acquisition costs	582	2,778
Operating leases of storage facilities	683	1,997
Depreciation and amortization	14,181	11,942

Total operating expenses	54,331	51,803

Income from operations	31,077	23,654
Other income (expenses)
Interest expense	(9,161)	(7,343)
Interest income	2	6
Loss on sale of storage facility	(7)	—
Equity in income of joint ventures	646	458

Net income	22,557	16,775
Net income attributable to noncontrolling interest	(106)	(102)

Net income attributable to common shareholders	$22,451	$16,673

Earnings per common share attributable to common shareholders – basic	$0.65	$0.51

Earnings per common share attributable to common shareholders – diluted	$0.65	$0.51

Common shares used in basic earnings per share calculation	34,329,768	32,383,996
Common shares used in diluted earnings per share calculation	34,554,871	32,538,429
Dividends declared per common share	$0.75	$0.68

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2015	2014
Net income	$22,557	$16,775
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(3,987)	(1,929)

Total comprehensive income	18,570	14,846
Comprehensive income attributable to noncontrolling interest	(87)	(90)

Comprehensive income attributable to common shareholders	$18,483	$14,756

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2015 to March 31, 2015	January 1, 2014 to March 31, 2014
Operating Activities
Net income	$22,557	$16,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,181	11,937
Amortization of deferred financing fees	296	195
Loss on sale of storage facility	7	—
Equity in income of joint ventures	(646)	(458)
Distributions from unconsolidated joint ventures	1,017	618
Non-vested stock earned	1,612	1,223
Stock option expense	36	36
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	13	356
Prepaid expenses	(443)	(1,588)
(Advances to) receipts from joint ventures	(145)	72
Accounts payable and other liabilities	(7,887)	(10,794)
Deferred revenue	342	224

Net cash provided by operating activities	30,940	18,596

Investing Activities
Acquisitions of storage facilities	(134,040)	(89,101)
Improvements, equipment additions, and construction in progress	(5,335)	(4,631)
Net proceeds from the sale of storage facility	711	—
Investment in unconsolidated joint ventures	(285)	—
Property deposit	(1,095)	(1,161)

Net cash used in investing activities	(140,044)	(94,893)

Financing Activities
Net proceeds from sale of common stock	122,631	29,360
Proceeds from line of credit	144,000	92,000
Repayments of line of credit	(130,000)	(26,000)
Financing costs	—	(50)
Dividends paid-common stock	(25,609)	(22,111)
Distributions to noncontrolling interest holders	(117)	(135)
Mortgage principal payments	(32)	(31)

Net cash provided by financing activities	110,873	73,033

Net increase (decrease) in cash	1,769	(3,264)
Cash at beginning of period	8,543	9,524

Cash at end of period	$10,312	$6,260

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$5,307	$6,140

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassification: Certain amounts from the 2014 financial statements have been reclassified to conform with the current year presentation. See Note 15.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2015, we had an ownership interest in, leased, and/or managed 521 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 521 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 19 properties that we manage and have no ownership interest. Approximately 40% of the Company’s revenue is derived from stores in the states of Texas and Florida. In addition, approximately 12% of the Company’s revenue is derived from the Houston, Texas market.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2015. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership subsequent to its formation.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2015, there were 178,866 noncontrolling redeemable operating partnership Units outstanding (155,484 at December 31, 2014). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2015 and December 31, 2014, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(dollars in thousands)	Three Months Ended Mar. 31, 2015
Beginning balance noncontrolling redeemable Operating Partnership Units	$13,622
Issuance of Operating Partnership Units	2,148
Net income attributable to noncontrolling interests – consolidated joint venture	106
Distributions	(117)
Adjustment to redemption value	1,228

Ending balance noncontrolling redeemable Operating Partnership Units	$16,987

In March 2015 the Operating Partnership issued 23,382 Units with a fair market value of $2.1 million to acquire one self-storage property. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

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

For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense (included in general and administrative expense) of $36,000 and $36,000, respectively, related to stock options and $1,612,000 and $1,193,000, respectively, related to amortization of non-vested stock grants.

During the three months ended March 31, 2015 and 2014, employees and directors exercised 9,500 and 1,500 stock options respectively, and 5,234 and 9,880 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2015.

(dollars in thousands)
Cost:
Beginning balance	$2,177,983
Acquisition of storage facilities	134,043
Improvements and equipment additions	5,242
Net increase in construction in progress	157
Dispositions	(828)

Ending balance	$2,316,597

Accumulated Depreciation:
Beginning balance	$411,701
Depreciation expense during the period	13,172
Dispositions	(109)

Ending balance	$424,764

The four facilities acquired in Connecticut and New York on February 2, 2015 had been leased by the Company since November 1, 2013. The acquisitions of these four stores were accounted for as asset acquisitions. The cost of these four stores was assigned to their land, building, equipment and improvements components based upon their fair values. The assets and liabilities of the other two acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” The purchase price of the six facilities has been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2015
Connecticut	2	2/2/2015	$61,116	$62,377	$—	$(1,261)	$19,389	$41,727	$—	$—
New York	2	2/2/2015	57,900	59,103	—	(1,203)	10,084	47,816	—	—
Illinois	1	2/5/2015	6,800	6,652	—	148	2,579	4,066	155	273
Illinois	1	3/9/2015	8,382	6,158	2,148	76	1,658	6,724	—	309

Total acquired 2015	6		$134,198	$134,290	$2,148	$(2,240)	$33,710	$100,333	$155	$582

All of the properties acquired were purchased from unrelated third parties. The operating results of the four facilities which had been leased since November 1, 2013 have been included in the Company’s operations since that date. The operating results of the two facilities acquired in Illinois have been included in the Company’s operations since the respective acquisition dates. Of the $134.3 million paid at closing for the properties acquired during the three months ended

March 31, 2015, $250,000 represented deposits that were paid in 2014 when certain of these properties originally went under contract. Non-cash investing activities during the three months ended March 31, 2015 include the issuance of $2.1 million in Operating Partnership Units, the assumption of $0.2 million of other net liabilities and $2.4 million for the settlement of a straight-line rent liability in connection with the acquisition of self-storage facilities.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Mar. 31, 2015	Dec. 31, 2014
In-place customer leases	$19,927	$19,867
Accumulated amortization	(18,645)	(17,663)

Net carrying value at the end of period	$1,282	$2,204

Amortization expense related to in-place customer leases was $1.0 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The Company expects to record $2.3 million and $13,000 of amortization expense for the years ended December 31, 2015 and 2016, respectively.

Property Dispositions

During the three months ended March 31, 2015 the Company sold a non-strategic property purchased in May 2014 with a carrying value of $698,000 and received cash proceeds of approximately $691,000, resulting in a $7,000 loss on sale. The following table summarizes the revenues and expenses up to the date of sale of the property sold in 2015 that are included in the Company’s consolidated statements of operations for 2015 and 2014.

(Dollars in thousands)	Jan. 31, 2015 to Mar. 31, 2015	Jan. 31, 2014 to Mar. 31, 2014
Total revenues	$40	$—
Property operations and maintenance expense	(16)	—
Real estate tax expense	(5)	—
Depreciation and amortization expense	(9)	—
Loss on sale of storage facilities	(7)	—

	$3	$—

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Mar. 31, 2015	Dec. 31, 2014
Revolving line of credit borrowings	$63,000	$49,000
Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000

Total term notes payable	$750,000	$750,000

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2015 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2015 the margin is 1.40%). The interest rate at March 31, 2015 on the Company’s line of credit was approximately 1.48% (1.46% at December 31, 2014). At March 31, 2015, there was $237 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2015, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2015 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

6.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2015 and December 31, 2014 consist of the following:

(dollars in thousands)	March 31, 2015	December 31, 2014
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.22%)	2,095	2,127

Total mortgages payable	$2,095	$2,127

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.30% (1.48% at March 31, 2015)	—	—	—	—	$63,000	—	$63,000	$63,000
Notes Payable:
Term note - fixed rate 6.38%	—	$150,000	—	—	—	—	$150,000	$161,143
Term note - variable rate LIBOR+1.40% (1.57% at March 31, 2015)	—	—	—	—	—	$325,000	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$112,324
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$184,578
Mortgage note - fixed rate 5.99%	$102	$142	$151	$160	$170	$1,370	$2,095	$2,266
Interest rate derivatives - liability	—	—	—	—	—	—	—	$17,318

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three months ended March 31, 2015, and 2014.

The Company has interest rate swap agreements in effect at March 31, 2015 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2015 and 2014, the net reclassification from AOCL to interest expense was $1.4 million and $1.4 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.5 million for the 12 months ended March 31, 2016. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $17.3 million and $13.3 million at March 31, 2015 and December 31, 2014, respectively.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of March 31, 2015, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of March 31, 2015, it could have been required to settle its obligations under the agreements at their net termination value of $17.3 million.

The changes in AOCL for the three months ended March 31, 2015 and March 31, 2014 are summarized as follows:

(dollars in thousands)	Jan. 1, 2015 to Mar. 31, 2015	Jan. 1, 2014 to Mar. 31, 2014
Accumulated other comprehensive loss beginning of period	$(13,005)	$(6,402)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,358	1,360
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(5,345)	(3,289)

Loss included in other comprehensive loss	(3,987)	(1,929)

Accumulated other comprehensive loss end of period	$(16,992)	$(8,331)

8.	FAIR VALUE MEASUREMENTS

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

Refer to Note 6 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
March 31, 2015
Interest rate swaps	(17,318)	—	(17,318)	—

December 31, 2014
Interest rate swaps	(13,341)	—	(13,341)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2015, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of six storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover at its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2015 and December 31, 2014 was $45.2 million. 25 properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million in cash to the joint venture as its share of capital required to fund acquisitions. As of March 31, 2015, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2015 and December 31, 2014 was $12.5 million and $12.6 million, respectively. 20 properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.2 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.4 million, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.5 million at March 31, 2015 and December 31, 2014, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2015, and 2014, the Company’s share of Iskalo Office Holdings, LLC’s income was $58,000 and $32,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.3 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2015 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$340,176	$184,204	$—
Investment in office building	—	—	4,956
Other assets	5,758	4,210	3,423

Total Assets	$345,934	$188,414	$8,379

Due to the Company	$386	$355	$—
Mortgages payable	124,520	102,696	9,177
Other liabilities	3,710	2,259	360

Total Liabilities	128,616	105,310	9,537
Unaffiliated partners’ equity (deficiency)	173,854	70,644	(666)
Company equity (deficiency)	43,464	12,460	(492)

Total Partners’ Equity (Deficiency)	217,318	83,104	(1,158)

Total Liabilities and Partners’ Equity (Deficiency)	$345,934	$188,414	$8,379

Income Statement Data:
Total revenues	$9,435	$7,170	$397
Property operating expenses	(3,216)	(2,704)	(144)
Administrative, management and call center fees	(700)	(532)	—
Depreciation and amortization of customer list	(2,164)	(1,048)	(57)
Income tax expense	(53)	(100)	—
Interest expense	(1,465)	(1,313)	(78)

Net income	$1,837	$1,473	$118

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

For the three months ended March 31, 2015 and 2014, the Company recorded federal and state income tax expense of $0.4 million and $0.3 million, respectively. At March 31, 2015 and 2014, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2015 and 2014, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of March 31, 2015, the Company’s taxable REIT subsidiary has a current prepaid taxes of $0.3 million and a deferred tax liability of $1.3 million. The tax years 2011-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Mar. 31, 2015	Three Months Ended Mar. 31, 2014
Numerator:
Net income attributable to common shareholders	$22,451	$16,673
Denominator:
Denominator for basic earnings per share – weighted average shares	34,330	32,384
Effect of Dilutive Securities:
Stock options and non-vested stock	225	154

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	34,555	32,538
Basic earnings per common share attributable to common shareholders	$0.65	$0.51
Diluted earnings per common share attributable to common shareholders	$0.65	$0.51

Not included in the effect of dilutive securities above are 171,220 unvested restricted shares for the three months ended March 31, 2015, and 168,878 unvested restricted shares for the three months ended March 31, 2014, because their effect would be antidilutive.

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in total shareholders’ equity for the period:

(dollars in thousands)	Three Months Ended March 31, 2015
Beginning balance of total shareholders’ equity	$975,869
Net proceeds from the issuance of common stock	122,129
Exercise of stock options	502
Earned portion of non-vested stock	1,612
Stock option expense	36
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(1,228)
Net income attributable to common shareholders	22,451
Change in fair value of derivatives	(3,987)
Dividends	(25,609)

Ending balance of total shareholders’ equity	$1,091,775

On March 3, 2015, the Company completed the public offering of 1,380,000 shares of its common stock at $90.40 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $119.5 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit.

For the three months ended March 31, 2015, 9,500 shares of common stock were issued upon the exercise of stock options.

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

During the three months ended March 31, 2015, the Company did not issue any shares of common stock under the Equity Program. As of March 31, 2015, the Company had $151.3 million available for issuance under the Equity Program.

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 28,317 shares under the plan during the three months ended March 31, 2015.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual reporting periods beginning after December 15, 2015 including interim periods within that reporting period. ASU 2015-02 amends the current consolidation model specifically as it relates to variable interest entities (“VIE’s”) and provides reporting entities with a revised consolidation analysis procedure. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016.

14.	COMMITMENT AND CONTINGENCIES

At March 31, 2015, the Company was under contract to acquire nine self-storage facilities for cash consideration of approximately $72.4 million. Seven of the facilities were acquired in April and May of 2015 for $56.3 million. The Company has not yet determined the assignment of the purchase prices of these three facilities to the individual assets acquired. These acquisitions were funded with draws on the Company’s line of credit. The line of credit balance outstanding after the funding of the seven acquisitions was $138 million. The following is a summary of the second quarter 2015 acquisitions (dollars in thousands):

State	Number of Properties	Date of Acquisition	Purchase Price
Florida	1	4/1/2015	$6,300
Texas	1	4/16/2015	8,800
Florida	1	4/21/2015	8,750
Florida	4	5/1/2015	32,465

Total acquired second quarter of 2015	7		$56,315

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

15.	RECLASSIFICATION

Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. The amount of internet advertising expense that was reclassified for the three months ended March 31, 2014 was $1,420 (dollars in thousands).

If such reclassification was in effect for the years ended December 31, 2014, 2013 and 2012, the consolidated statements of operations of the Company for such periods would show an increase in property operations and maintenance expense and a reduction of general and administrative expenses of (dollars in thousands) $5,570 for 2014, $4,803 for 2013, and $3,848 for 2012. There would be no effect on any other line items of the consolidated statements of operations. The consolidated statements of operations of the Company for such periods would have been presented as follows:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Revenues
Rental income	$302,044	$253,384	$217,906
Other operating income	24,036	20,123	16,176

Total operating revenues	326,080	273,507	234,082
Expenses
Property operations and maintenance	75,333	66,119	59,011
Real estate taxes	32,097	26,496	22,076
General and administrative	35,222	30,136	28,465
Acquisition costs	7,359	3,129	4,328
Operating leases of storage facilities	7,987	1,331	—
Depreciation and amortization	51,749	45,233	40,542

Total operating expenses	209,747	172,444	154,422

Income from operations	116,333	101,063	79,660
Other income (expenses)
Interest expense	(34,578)	(32,000)	(33,166)
Interest income	40	40	4
Gain on sale of storage facilities	5,176	—	—
Gain on sale of real estate	—	421	687
Equity in income of joint ventures	2,086	1,948	936

Income from continuing operations	89,057	71,472	48,121
Income from discontinued operations (including a gain on disposal of $2,431 in 2013 and $4,498 in 2012)	—	3,123	7,520

Net income	89,057	74,595	55,641
Net income attributable to noncontrolling interest	(526)	(469)	(513)

Net income attributable to common shareholders	$88,531	$74,126	$55,128

Earnings per common share attributable to common shareholders—basic
Continuing operations	$2.68	$2.27	$1.62
Discontinued operations	—	0.10	0.26

Earnings per share—basic	$2.68	$2.37	$1.88

Earnings per common share attributable to common shareholders—diluted
Continuing operations	$2.67	$2.26	$1.61
Discontinued operations	—	0.10	0.26

Earnings per share—diluted	$2.67	$2.36	$1.87

16.	SUBSEQUENT EVENTS

On April 2, 2015, the Company declared a quarterly dividend of $0.75 per common share. The dividend was paid on April 27, 2015 to shareholders of record on April 17, 2015. The total dividend paid amounted to $26.6 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2015 THROUGH MARCH 31, 2015, COMPARED TO THE PERIOD JANUARY 1, 2014 THROUGH MARCH 31, 2014

We recorded rental revenues of $78.9 million for the three months ended March 31, 2015, an increase of $8.9 million or 12.8% when compared to rental revenues of $70.0 million for the same period in 2014. Of the increase in rental revenue, $3.7 million resulted from a 5.4% increase in rental revenues at the 399 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2014). The increase in same store rental revenues was a result of a 100 basis point increase in average quarterly occupancy and a 3.4% increase in rental income per square foot. The remaining increase in rental revenue of $5.2 million was a result of the revenues from the acquisition of 35 properties completed since January 1, 2014. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.0 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of increased commissions earned on customer insurance.

Property operations and maintenance expenses increased $2.1 million or 11.2% in the three months ended March 31, 2015 as compared to the same period in 2014. The 399 core properties considered in the same store pool experienced a $0.5 million or 2.8% increase in operating expenses as a result of higher costs for snow removal, repairs and maintenance, bank charges and payroll expenses. The same store pool benefited from reduced property insurance and utility expenses. The remaining increase in property operating expenses of $1.6 million resulted from the acquisition of 35 properties completed since January 1, 2014. Real estate tax expense increased $0.9 million as a result of a 1.9% increase in property taxes on the 399 same store pool and the inclusion of taxes on the properties acquired in 2014 and 2015.

Net operating income increased $7.0 million or 14.4% as a result of a 7.5% increase in our same store net operating income and the acquisitions completed since January 1, 2014.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the three months ended March 31, 2015 and 2014.

	Three Months ended March 31,
(dollars in thousands)	2015	2014
Net operating income
Same store	$49,325	$45,902
Other stores and management fee income	6,604	3,005

Total net operating income	55,929	48,907
General and administrative	(9,406)	(8,536)
Acquisition related costs	(582)	(2,778)
Operating leases of storage facilities	(683)	(1,997)
Depreciation and amortization	(14,181)	(11,942)
Interest expense	(9,161)	(7,343)
Interest income	2	6
Loss on sale of real estate	(7)	—
Equity in income of joint ventures	646	458

Net income	$22,557	$16,775

Our 2015 same store results consist of only those properties that were included in our consolidated results since January 1, 2014, and exclude the three properties we sold since January 1, 2014. The following table sets forth operating data for our 399 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2015	2014	Change
Same store rental income	$71,849	$68,159	5.4%
Same store other operating income	3,902	3,522	10.8%

Total same store operating income	75,751	71,681	5.7%
Payroll and benefits	6,748	6,550	3.0%
Real estate taxes	7,938	7,791	1.9%
Utilities	2,906	3,086	-5.8%
Repairs and maintenance	3,627	2,886	25.7%
Office and other operating expenses	2,433	2,605	-6.6%
Insurance	1,015	1,099	-7.6%
Internet marketing, advertising and yellow pages	1,759	1,762	-0.2%

Total same store operating expenses	26,426	25,779	2.5%

Same store net operating income	$49,325	$45,902	7.5%

			Change
Quarterly same store move ins	39,665	39,830	(165)
Quarterly same store move outs	35,179	36,127	(948)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in move outs is a byproduct of customers staying longer with us.

General and administrative expenses for the three months ended March 31, 2015 increased $0.9 million or 10.2% compared with the three months ended March 31, 2014. The key driver of the increase was a $0.5 million increase in salaries and benefits. The remaining $0.4 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2014 period.

Acquisition related costs were $0.6 million in the three months ended March 31, 2015 as a result of the acquisition of six stores during that period. Acquisition related costs for the three months ended March 31, 2014 were $2.8 million for the seven stores acquired during that period, and included a $1.3 million loan defeasance cost paid by the Company.

The operating lease expense for storage facilities in the 2015 and 2014 periods relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We completed the purchase these four facilities on February 2, 2015, which eliminated the lease payment at that time.

Depreciation and amortization expense increased to $14.2 million in the three months ended March 31, 2015 from $11.9 million in the same period of 2014, primarily as a result of depreciation on the properties acquired in 2014 and 2015.

Interest expense increased from $7.3 million in the three months ended March 31, 2014 to $9.2 million in the same period in 2015. The increase was due the additional $175 million term note borrowings in April 2014 which were used to fund a portion of our acquisitions and to repay our line of credit balance.

During the three months ended March 31, 2015 we sold one storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

Reclassification

Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. If such reclassification was in effect for the years ended December 31, 2014, 2013 and 2012, the Company’s financial statements would show an increase in property operations and maintenance expense and a reduction of general and administrative expenses of (dollars in thousands) $5,570 for 2014, $4,803 for 2013, and $3,848 for 2012. The Company’s same store results and net operating income reconciliation to net income for such periods would have been presented as follows:

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, excluding the properties we sold in 2014 and 2013. The following table sets forth operating data for our 384 same store properties after the reclassification of the internet advertising expense. These results provide information relating to property operating changes without the effects of acquisition.

2014 Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$265,788	$247,678	7.3%
Same store other operating income	14,426	12,923	11.6%

Total same store operating income	280,214	260,601	7.5%
Payroll and benefits	25,178	24,505	2.7%
Real estate taxes	27,289	25,671	6.3%
Utilities	10,608	10,155	4.5%
Repairs and maintenance	10,540	9,448	11.6%
Office and other operating expenses	9,783	9,555	2.4%
Insurance	3,987	4,303	-7.3%
Internet marketing, advertising and yellow pages	6,498	6,201	4.8%

Total same store operating expenses	93,883	89,838	4.5%

Same store net operating income	$186,331	$170,763	9.1%

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2014 and 2013 consolidated financial statements after the reclassification of the internet advertising expense.

	Year ended December 31,
(dollars in thousands)	2014	2013
Net operating income
Same store	$186,331	$170,763
Other stores and management fee income	32,319	10,129

Total net operating income	218,650	180,892
General and administrative	(35,222)	(30,136)
Acquisition related costs	(7,359)	(3,129)
Operating leases of storage facilities	(7,987)	(1,331)
Depreciation and amortization	(51,749)	(45,233)
Interest expense	(34,578)	(32,000)
Interest income	40	40
Gain on sale of real estate	5,176	421
Equity in income of joint ventures	2,086	1,948
Income from discontinued operations	—	3,123

Net income	$89,057	$74,595

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our 2013 same store results consist of only those properties that were included in our consolidated results since January 1, 2012, excluding the properties we sold in 2013 and 2012. The following table sets forth operating data for our 358 same store properties after the reclassification of the internet advertising expense. These results provide information relating to property operating changes without the effects of acquisition.

2013 Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2013	2012	Change
Same store rental income	$228,357	$212,596	7.4%
Same store other operating income	12,284	10,745	14.3%

Total same store operating income	240,641	223,341	7.7%
Payroll and benefits	22,521	22,277	1.1%
Real estate taxes	22,999	21,417	7.4%
Utilities	9,262	9,167	1.0%
Repairs and maintenance	8,734	8,488	2.9%
Office and other operating expenses	8,776	8,339	5.2%
Insurance	3,819	3,435	11.2%
Internet marketing, advertising and yellow pages	5,768	5,359	7.6%

Total same store operating expenses	81,879	78,482	4.3%

Same store net operating income	$158,762	$144,859	9.6%

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2013 and 2012 consolidated financial statements after the reclassification of the internet advertising expense.

	Year ended December 31,
(dollars in thousands)	2013	2012
Net operating income
Same store	$158,762	$144,859
Other stores and management fee income	22,130	8,136

Total net operating income	180,892	152,995
General and administrative	(30,136)	(28,465)
Acquisition related costs	(3,129)	(4,328)
Operating leases of storage facilities	(1,331)	—
Depreciation and amortization	(45,233)	(40,542)
Interest expense	(32,000)	(33,166)
Interest income	40	4
Gain on sale of real estate	421	687
Equity in income of joint ventures	1,948	936
Income from discontinued operations	3,123	7,520

Net income	$74,595	$55,641

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Mar. 31, 2015	Three Months Ended Mar. 31, 2014
Net income attributable to common shareholders	$22,451	$16,673
Net income attributable to noncontrolling interest	106	102
Depreciation of real estate and amortization of intangible assets	13,911	11,716
Depreciation and amortization from unconsolidated joint ventures	618	376
Loss on sale of storage facility	7	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(174)	(176)

FFO available to common shareholders	$36,919	$28,691

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2015, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2015, our leverage ratio as defined in the agreements was approximately 39.2%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2015, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $30.9 million and $18.6 million for the three months ended March 31, 2015, and 2014, respectively. The increase in operating cash flows in the 2015 period compared to the 2014 period was primarily due to the increase in net income and an increase in accrued interest in 2015 as compared to the same period in 2014. The accrued interest is associated with the 2014 $175 million 10 year term note which requires interest payments in October and April each year. Accrued interest is included in accounts payable and other liabilities.

Cash used in investing activities was $140.0 million and $94.9 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash used in investing activities in the 2015 period compared to the 2014 period was due to the acquisition of six storage facilities in the three months ended March 31, 2015 for $134.0 million as compared to seven storage facilities in the same period of 2014 for $89.1 million.

Cash provided by financing activities was $110.9 million for the three months ended March 31, 2015 compared to $73.0 million for the three months ended March 31, 2014. On March 3, 2015, the Company completed the public offering of 1,380,000 shares of its common stock at $90.40 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $119.5 million, and when combined with proceeds from the exercise of stock options and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $122.6 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit. In the 2014 period we made net borrowings of $66.0 million on our line of credit primarily to fund acquisitions. In the 2014 period we also issued shares under our continuous equity offering program to fund acquisitions which, when combined with proceeds from the exercise of stock options and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $29.4 million. We paid dividends of $25.6 million in the 2015 period which increased in comparison to dividends of $22.1 million in the 2014 period primarily because of an increase in our common shares outstanding and an increase in our dividend rate.

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2015 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2015 the margin is 1.40%). The interest rate at March 31, 2015 on the Company’s line of credit was approximately 1.48% (1.46% at December 31, 2014). At March 31, 2015, there was $237 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million.

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

In addition to the unsecured financing mentioned above, our consolidated financial statements also include a $2.1 million mortgage payable that is secured by a storage facility.

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

During the three months ended March 31, 2015, the Company did not issue any shares of common stock under the Equity Program. As of March 31, 2015, the Company had $151.3 million available for issuance under the Equity Program.

During the three months ended March 31, 2014, the Company issued 359,102 shares of common stock under a previous equity program at a weighted average issue price of $74.32 per share, generating net proceeds of $26.4 million after deducting $0.3 million of sales commissions payable to SunTrust.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 28,317 shares under the plan during the three months ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through March 31, 2015, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the three months ended March 31, 2015, the Company acquired six self-storage facilities comprising 0.6 million square feet in Connecticut (2), Illinois (2), and New York (2) for a total purchase price of $134.2 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.6% on these purchases and ranged from 0% on a recently constructed facility to 6.0% on mature facilities. The four facilities acquired in Connecticut and New York in 2015 had been leased by the Company since November 1, 2013 and the operating results of these four facilities have been included in the Company’s operations since that date.

In 2014, we acquired 33 self storage facilities comprising 2.4 million square feet in Florida (4), Georgia (1), Illinois (3), Louisiana (1), Maine (2), Missouri (7), New Jersey (6), New York (1), Texas (6), Tennessee (1), and Virginia (1) for a total purchase price of $291.9 million. Sovran HHF Holdings LLC, a joint venture in which the Company is a 20% owner, acquired 14 self-storage facilities in 2014 for approximately $187.2 million. The Company’s share of the capital required for these purchases was approximately $28.6 million.

During the three months ended March 31, 2015 we sold one non-strategic storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million.

We may seek to sell additional properties to third parties or joint venture partners in 2015.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2015, and at March 31, 2015 we had nine properties under contract to be purchased for approximately $72.4 million. Seven of these facilities were acquired in April and May of 2015 for $56.3 million.

In the three months ended March 31, 2015, we added 46,000 square feet to existing properties for a total cost of approximately $2.2 million. In 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million. Although we do not expect to construct any new facilities in 2015, we do plan to complete an additional $27.8 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first three months of 2015 we spent approximately $3.0 million on such improvements and we expect to spend approximately $16.4 million for the remainder of 2015.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2015, 178,866 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $388 million at March 31, 2015, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $0.6 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2015. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2015.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended March 31, 2015, the Company issued 4,000 shares of common stock as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $250,980 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

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

101

The following financial statements from the Company’s Quarterly Report on Form

10-Q for the quarter ended March 31, 2015, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014;

(ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014;

(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014;

(iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer (Principal Accounting Officer)
May 4, 2015
Date