Form 10-Q
period 2015-06-30
SOVRAN SELF STORAGE INC
filed 2015-08-04
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, 35,835,139 shares of Common Stock, $.01 par value per share, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2015 (unaudited)	December 31, 2014
Assets
Investment in storage facilities:
Land	$456,008	$397,642
Building, equipment, and construction in progress	1,940,430	1,780,341

	2,396,438	2,177,983
Less: accumulated depreciation	(437,466)	(411,701)

Investment in storage facilities, net	1,958,972	1,766,282
Cash and cash equivalents	6,617	8,543
Accounts receivable	6,165	5,758
Receivable from unconsolidated joint ventures	811	583
Investment in unconsolidated joint ventures	57,580	57,803
Prepaid expenses	5,740	6,533
Other assets	9,067	9,298

Total Assets	$2,044,952	$1,854,800

Liabilities
Line of credit	$96,000	$49,000
Term notes	750,000	750,000
Accounts payable and accrued liabilities	37,259	43,551
Deferred revenue	7,675	7,290
Fair value of interest rate swap agreements	14,892	13,341
Mortgages payable	2,061	2,127

Total Liabilities	907,887	865,309
Noncontrolling redeemable Operating Partnership Units at redemption value	15,742	13,622
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 35,833,639 shares outstanding at June 30, 2015 (34,105,955 at December 31, 2014)	370	353
Additional paid-in capital	1,331,662	1,183,388
Dividends in excess of net income	(168,963)	(167,692)
Accumulated other comprehensive loss	(14,571)	(13,005)
Treasury stock at cost, 1,171,886 shares	(27,175)	(27,175)

Total Shareholders’ Equity	1,121,323	975,869

Total Liabilities and Shareholders’ Equity	$2,044,952	$1,854,800

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	April 1, 2015 to June 30, 2015	April 1, 2014 to June 30, 2014
Revenues
Rental income	$83,487	$74,394
Other operating income	7,239	6,050

Total operating revenues	90,726	80,444
Expenses
Property operations and maintenance	19,486	17,993
Real estate taxes	9,145	8,055
General and administrative	9,686	8,864
Acquisition costs	788	1,938
Operating leases of storage facilities	—	1,997
Depreciation and amortization	14,584	12,481

Total operating expenses	53,689	51,328

Income from operations	37,037	29,116
Other income (expenses)
Interest expense	(9,216)	(8,872)
Interest income	2	24
Equity in income of joint ventures	853	433

Net income	28,676	20,701
Net income attributable to noncontrolling interest	(144)	(125)

Net income attributable to common shareholders	$28,532	$20,576

Earnings per common share attributable to common shareholders – basic	$0.81	$0.63

Earnings per common share attributable to common shareholders – diluted	$0.80	$0.62

Common shares used in basic earnings per share calculation	35,377,694	32,799,837
Common shares used in diluted earnings per share calculation	35,603,020	32,979,708
Dividends declared per common share	$0.75	$0.68

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2015 to June 30, 2015	January 1, 2014 to June 30, 2014
Revenues
Rental income	$162,373	$144,347
Other operating income	13,761	11,555

Total operating revenues	176,134	155,902
Expenses
Property operations and maintenance	40,046	36,478
Real estate taxes	18,064	16,121
General and administrative	19,092	17,400
Acquisition costs	1,369	4,716
Operating leases of storage facilities	683	3,994
Depreciation and amortization	28,766	24,423

Total operating expenses	108,020	103,132

Income from operations	68,114	52,770
Other income (expenses)
Interest expense	(18,377)	(16,216)
Interest income	4	31
Loss on sale of storage facility	(7)	—
Equity in income of joint ventures	1,499	892

Net income	51,233	37,477
Net income attributable to noncontrolling interest	(250)	(228)

Net income attributable to common shareholders	$50,983	$37,249

Earnings per common share attributable to common shareholders – basic	$1.46	$1.14

Earnings per common share attributable to common shareholders – diluted	$1.45	$1.14

Common shares used in basic earnings per share calculation	34,853,731	32,591,917
Common shares used in diluted earnings per share calculation	35,078,946	32,759,069
Dividends declared per common share	$1.50	$1.36

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$28,676	$20,701	$51,233	$37,477
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	2,421	(3,726)	(1,566)	(5,655)

Total comprehensive income	31,097	16,975	49,667	31,822
Comprehensive income attributable to noncontrolling interest	(156)	(103)	(242)	(194)

Comprehensive income attributable to common shareholders	$30,941	$16,872	$49,425	$31,628

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2015 to June 30, 2015	January 1, 2014 to June 30, 2014
Operating Activities
Net income	$51,233	$37,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,766	24,413
Amortization of deferred financing fees	592	407
Loss on sale of storage facility	7	—
Equity in income of joint ventures	(1,499)	(892)
Distributions from unconsolidated joint ventures	1,978	1,487
Non-vested stock earned	3,208	2,381
Stock option expense	117	149
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(404)	(189)
Prepaid expenses	793	(2,205)
(Advances to) receipts from joint ventures	(228)	423
Accounts payable and other liabilities	(3,929)	(2,978)
Deferred revenue	86	(211)

Net cash provided by operating activities	80,720	60,262

Investing Activities
Acquisitions of storage facilities	(208,453)	(183,835)
Improvements, equipment additions, and construction in progress	(12,296)	(11,717)
Net proceeds from the sale of storage facility	711	—
Investment in unconsolidated joint ventures	(483)	(7,053)
Property deposit	(1,493)	(395)

Net cash used in investing activities	(222,014)	(203,000)

Financing Activities
Net proceeds from sale of common stock	144,966	51,728
Proceeds from line of credit	219,000	104,000
Repayments of line of credit	(172,000)	(145,000)
Proceeds from term notes	—	175,000
Financing costs	—	(711)
Dividends paid-common stock	(52,281)	(44,510)
Distributions to noncontrolling interest holders	(251)	(271)
Mortgage principal payments	(66)	(63)

Net cash provided by financing activities	139,368	140,173

Net decrease in cash	(1,926)	(2,565)
Cash at beginning of period	8,543	9,524

Cash at end of period	$6,617	$6,959

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$17,896	$14,075
Cash paid for income taxes, net of refunds	$943	$853

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassification: Certain amounts from the 2014 financial statements have been reclassified to conform with the current year presentation. See Note 15.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At June 30, 2015, we had an ownership interest in, leased, and/or managed 531 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 531 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 20 properties that we manage and have no ownership interest. Approximately 41% of the Company’s revenue is derived from stores in the states of Texas and Florida. In addition, approximately 11% of the Company’s revenue is derived from the Houston, Texas market.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2015. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2015, there were 178,866 noncontrolling redeemable operating partnership Units outstanding (155,484 at December 31, 2014). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at June 30, 2015 and December 31, 2014, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(dollars in thousands)	Six Months Ended Jun. 30, 2015
Beginning balance noncontrolling redeemable Operating Partnership Units	$13,622
Issuance of Operating Partnership Units	2,148
Net income attributable to noncontrolling interests – consolidated joint venture	250
Distributions	(251)
Adjustment to redemption value	(27)

Ending balance noncontrolling redeemable Operating Partnership Units	$15,742

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

For the three months ended June 30, 2015 and 2014, the Company recorded compensation expense (included in general and administrative expense) of $81,000 and $113,000, respectively, related to stock options and $1,579,000 and $1,129,000, respectively, related to amortization of non-vested stock grants. For the six months ended June 30, 2015 and 2014, the Company recorded compensation expense of $117,000 and $149,000, respectively, related to stock options and $3,191,000 and $2,322,000, respectively, related to amortization of non-vested stock grants.

During the three months ended June 30, 2015 and 2014, employees and directors exercised 5,500 and 7,500 stock options respectively, and 5,995 and 7,720 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2015 and 2014, employees and directors exercised 15,000 and 9,000 stock options respectively, and 11,229 and 17,600 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2015.

(dollars in thousands)
Cost:
Beginning balance	$2,177,983
Acquisition of storage facilities	207,837
Improvements and equipment additions	12,197
Net increase in construction in progress	165
Dispositions	(1,744)

Ending balance	$2,396,438

Accumulated Depreciation:
Beginning balance	$411,701
Depreciation expense during the period	26,788
Dispositions	(1,023)

Ending balance	$437,466

The Company acquired 15 facilities during the six months ended June 30, 2015. The four facilities acquired in Connecticut and New York on February 2, 2015 had been leased by the Company since November 1, 2013. The acquisitions of these four stores and the three stores acquired at certificate of occupancy were accounted for as asset acquisitions. The cost of these seven stores was assigned to their land, building, equipment and improvements components based upon their fair values. The assets and liabilities of the other eight acquired storage facilities, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” The purchase price of the 15 facilities has been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2015
Connecticut	2	2/2/2015	$61,116	$62,377	$—	$(1,261)	$19,389	$41,727	$—	$—
New York	2	2/2/2015	57,900	59,103	—	(1,203)	10,084	47,816	—	—
Illinois	1	2/5/2015	6,800	6,652	—	148	2,579	4,066	155	157
Illinois	1	3/9/2015	8,690	6,466	2,148	76	1,719	6,971	—	—
Florida	1	4/1/2015	6,290	6,236	—	54	1,793	4,382	115	370
Texas	1	4/16/2015	8,800	8,713	—	87	3,864	4,777	159	151
Florida	1	4/21/2015	8,750	8,687	—	63	2,118	6,501	131	133
Florida	4	5/1/2015	32,465	32,279	—	186	12,184	19,672	609	558
Arizona	1	6/16/2015	7,904	7,904	—	—	852	7,052	—	—
Massachusetts	1	6/19/2015	10,291	10,286	—	5	2,110	8,181	—	—

Total acquired 2015	15		$209,006	$208,703	$2,148	$(1,845)	$56,692	$151,145	$1,169	$1,369

All of the properties acquired were purchased from unrelated third parties. The operating results of the four facilities which had been leased since November 1, 2013 have been included in the Company’s operations since that date. The operating results of the other 11 facilities have been included in the Company’s operations since the respective acquisition dates. Of the $208.7 million paid at closing for the properties acquired during the six months ended June 30, 2015, $250,000 represented deposits that were paid in 2014 when certain of these properties originally went under contract. Non-cash investing activities during the six months ended June 30, 2015 include the issuance of $2.1 million in Operating Partnership Units, the assumption of $0.6 million of other net liabilities and $2.4 million for the settlement of a straight-line rent liability in connection with the acquisition of self-storage facilities.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	Jun. 30, 2015	Dec. 31, 2014
In-place customer leases	$20,940	$19,867
Accumulated amortization	(19,618)	(17,663)

Net carrying value at the end of period	$1,322	$2,204

Amortization expense related to in-place customer leases was $1.0 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively and was $2.0 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company expects to record $3.0 million and $341,000 of amortization expense for the years ended December 31, 2015 and 2016, respectively.

During 2014, the Company acquired 33 properties. The following pro forma information is based on the combined historical financial statements of the Company and the 33 properties acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2013:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Total revenues	$84,288	$163,990
Net income attributable to common shareholders	$22,836	$42,191
Earnings per common share
Basic	$0.68	$1.25
Diluted	$0.67	$1.25

Property Dispositions

During the six months ended June 30, 2015 the Company sold a non-strategic property purchased in May 2014 with a carrying value of $698,000 and received cash proceeds of approximately $691,000, resulting in a $7,000 loss on sale. The following table summarizes the revenues and expenses up to the date of sale of the property sold in 2015 that are included in the Company’s consolidated statements of operations for 2015 and 2014.

(Dollars in thousands)	Jan. 1, 2015 to Jun. 30, 2015	Jan. 1, 2014 to Jun. 30, 2014
Total revenues	$40	$—
Property operations and maintenance expense	(16)	—
Real estate tax expense	(5)	—
Depreciation and amortization expense	(9)	—
Loss on sale of storage facilities	(7)	—

	$3	$—

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Jun. 30, 2015	Dec. 31, 2014
Revolving line of credit borrowings	$96,000	$49,000
Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000

Total term notes payable	$750,000	$750,000

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2015 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2015 the margin is 1.40%). The interest rate at June 30, 2015 on the Company’s line of credit was approximately 1.49% (1.46% at December 31, 2014). At June 30, 2015, there was $204 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2015, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2015 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

6.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2015 and December 31, 2014 consist of the following:

(dollars in thousands)	June 30, 2015	December 31, 2014
5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.4 million, principal and interest paid monthly (effective interest rate 6.23%)	2,061	2,127

Total mortgages payable	$2,061	$2,127

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.30% (1.49% at June 30, 2015)	—	—	—	—	$96,000	—	$96,000	$96,000
Notes Payable:
Term note - fixed rate 6.38%	—	$150,000	—	—	—	—	$150,000	$157,038
Term note - variable rate LIBOR+1.40% (1.59% at June 30, 2015)	—	—	—	—	—	$325,000	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$108,322
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$174,782
Mortgage note - fixed rate 5.99%	$68	$142	$151	$160	$170	$1,370	$2,061	$2,181
Interest rate derivatives - liability	—	—	—	—	—	—	—	$14,892

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three and six months ended June 30, 2015, and 2014.

The Company has interest rate swap agreements in effect at June 30, 2015 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended June 30, 2015 and 2014, the net reclassification from AOCL to interest expense was $1.4 million and $1.4 million, respectively, based on payments made under the swap agreements. During the six months ended June 30, 2015 and 2014, the net reclassification from AOCL to interest expense was $2.7 million and $2.7 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $5.4 million for the 12 months ended June 30, 2016. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $14.9 million and $13.3 million at June 30, 2015 and December 31, 2014, respectively.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of June 30, 2015, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of June 30, 2015, it could have been required to settle its obligations under the agreements at their net termination cost of $14.9 million.

The changes in AOCL for the three and six months ended June 30, 2015 and June 30, 2014 are summarized as follows:

(dollars in thousands)	Apr. 1, 2015 to Jun. 30, 2015	Apr. 1, 2014 to Jun. 30, 2014	Jan. 1, 2015 to Jun. 30, 2015	Jan. 1, 2014 to Jun. 30, 2014
Accumulated other comprehensive loss beginning of period	$(16,992)	$(8,331)	$(13,005)	$(6,402)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,359	1,381	2,718	2,742
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	1,062	(5,107)	(4,284)	(8,397)

Loss included in other comprehensive loss	2,421	(3,726)	(1,566)	(5,655)

Accumulated other comprehensive loss end of period	$(14,571)	$(12,057)	$(14,571)	$(12,057)

8.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
June 30, 2015
Interest rate swaps	(14,892)	—	(14,892)	—

December 31, 2014
Interest rate swaps	(13,341)	—	(13,341)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2015, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 15 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover at its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2015 and December 31, 2014 was $45.1 million and $45.2 million, respectively. 25 properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million to the joint venture as its share of capital required to fund acquisitions. As of June 30, 2015, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2015 and December 31, 2014 was $12.5 million and $12.6 million, respectively. 20 properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.2 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively. The management and call center fees earned by the Company for the six months ended June 30, 2015 and 2014, totaled $2.4 million and $1.8 million, respectively.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended June 30, 2015 and 2014 was $807,000 and $367,000, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the six months ended June 30, 2015 and 2014 was $1,395,000 and $793,000, respectively.

The Company also has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.6 million at June 30, 2015 and $0.5 million at December 31, 2014, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended June 30, 2015, and 2014, the Company’s share of Iskalo Office Holdings, LLC’s income was $46,000 and $32,000, respectively. For the six months ended June 30, 2015, and 2014, the Company’s share of Iskalo Office Holdings, LLC’s income was $104,000 and $64,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $259,000 and $252,000 during the three months ended June 30, 2015 and 2014, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $534,000 and $503,000 during the six months ended June 30, 2015 and 2014, respectively.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2015 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC
Balance Sheet Data:
Investment in storage facilities, net	$338,682	$183,575	$—
Investment in office building	—	—	4,919
Other assets	7,175	4,862	3,238

Total Assets	$345,857	$188,437	$8,157

Due to the Company	$426	$391	$—
Mortgages payable	124,149	102,509	9,137
Other liabilities	4,416	2,360	333

Total Liabilities	128,991	105,260	9,470
Unaffiliated partners’ equity (deficiency)	173,493	70,707	(745)
Company equity (deficiency)	43,373	12,470	(568)

Total Partners’ Equity (Deficiency)	216,866	83,177	(1,313)

Total Liabilities and Partners’ Equity (Deficiency)	$345,857	$188,437	$8,157

Income Statement Data:
Total revenues	$19,374	$14,657	$763
Property operating expenses	(6,398)	(5,107)	(293)
Administrative, management and call center fees	(1,437)	(1,086)	—
Depreciation and amortization of customer list	(4,320)	(2,099)	(114)
Income tax expense	(88)	(18)	—
Interest expense	(2,927)	(2,652)	(144)

Net income	$4,204	$3,695	$212

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

For the three months ended June 30, 2015 and 2014, the Company recorded federal and state income tax expense of $0.6 million and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded federal and state income tax expense of $1.0 million and $0.6 million, respectively. At June 30, 2015 and 2014, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2015 and 2014, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of June 30, 2015, the Company’s taxable REIT subsidiary has a current tax liability of $0.1 million and a deferred tax liability of $1.2 million. The tax years 2011-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(in thousands except per share data)	Three Months Ended Jun. 30, 2015	Three Months Ended Jun. 30, 2014	Six Months Ended Jun. 30, 2015	Six Months Ended Jun. 30, 2014
Numerator:
Net income attributable to common shareholders	$28,532	$20,576	$50,983	$37,249
Denominator:
Denominator for basic earnings per share – weighted average shares	35,378	32,800	34,854	32,592
Effect of Dilutive Securities:
Stock options and non-vested stock	225	180	225	167

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	35,603	32,980	35,079	32,759
Basic earnings per common share attributable to common shareholders	$0.81	$0.63	$1.46	$1.14
Diluted earnings per common share attributable to common shareholders	$0.80	$0.62	$1.45	$1.14

Not included in the effect of dilutive securities above are 11,000 stock options and 161,412 unvested restricted shares for the three months ended June 30, 2015, and 8,000 stock options and 142,417 unvested restricted shares for the three months ended June 30, 2014, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 5,500 stock options and 166,316 unvested restricted shares for the six months ended June 30, 2015, and 4,000 stock options and 155,648 unvested restricted shares for the six months ended June 30, 2014, because their effect would be antidilutive.

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in total shareholders’ equity for the period:

(dollars in thousands)	Six Months Ended June 30, 2015
Beginning balance of total shareholders’ equity	$975,869
Net proceeds from the issuance of common stock	144,111
Exercise of stock options	855
Earned portion of non-vested stock	3,191
Stock option expense	117
Deferred compensation—directors	17
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	27
Net income attributable to common shareholders	50,983
Change in fair value of derivatives	(1,566)
Dividends	(52,281)

Ending balance of total shareholders’ equity	$1,121,323

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

For the six months ended June 30, 2015, 15,000 shares of common stock were issued upon the exercise of stock options.

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

During the six months ended June 30, 2015, the Company issued 199,700 shares of common stock under the Equity Program at a weighted average issue price of $91.53 per share, generating net proceeds of $18.0 million after deducting $0.2 million of sales commissions paid to Jefferies. The Company used the proceeds from the Equity Program to fund a portion of the acquisition of 15 storage facilities. As of June 30, 2015, the Company had $133.0 million available for issuance under the Equity Program.

During the six months ended June 30, 2014, the Company issued 250,000 shares of common stock under the Equity Program and 359,102 shares of common stock under a previous equity program at a weighted average issue price of $75.45 per share, generating net proceeds of $45.4 million after deducting $0.3 million of sales commissions payable to SunTrust and $0.3 million of sales commissions payable to Piper.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 73,186 shares under the plan during the six months ended June 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

At June 30, 2015, the Company was under contract to acquire 13 self-storage facilities for cash consideration of approximately $85.4 million. The purchase of these facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. The amount of internet advertising expense that was reclassified for the three and six months ended June 30, 2014 was $1,540 and $2,960, respectively (dollars in thousands).

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

On July 1, 2015, the Company declared a quarterly dividend of $0.85 per common share. The dividend was paid on July 27, 2015 to shareholders of record on July 17, 2015. The total dividend paid amounted to $30.3 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2015 THROUGH JUNE 30, 2015, COMPARED TO THE PERIOD APRIL 1, 2014 THROUGH JUNE 30, 2014

We recorded rental revenues of $83.5 million for the three months ended June 30, 2015, an increase of $9.1 million or 12.2% when compared to rental revenues of $74.4 million for the same period in 2014. Of the increase in rental revenue, $3.9 million resulted from a 5.5% increase in rental revenues at the 399 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2014). The increase in same store rental revenues was a result of a 130 basis point increase in average quarterly occupancy and a 3.9% increase in rental income per square foot. The remaining increase in rental revenue of $5.2 million was a result of the revenues from the acquisition of 44 properties completed since January 1, 2014. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $1.2 million for the three months ended June 30, 2015 compared to the same period in 2014 primarily as a result of increased commissions earned on customer insurance as well as increased management fee income.

Property operations and maintenance expenses increased $1.5 million or 8.3% in the three months ended June 30, 2015 as compared to the same period in 2014. The 399 core properties considered in the same store pool experienced a $0.2 million or 1.0% increase in operating expenses as a result of higher costs for repairs and maintenance, bank charges and payroll expenses. The same store pool benefited from reduced advertising and utility expenses. The remaining increase in property operating expenses of $1.3 million resulted from the acquisition of 44 properties completed since January 1, 2014. Real estate tax expense increased $1.1 million as a result of a 3.4% increase in property taxes on the 399 same store pool and the inclusion of taxes on the properties acquired in 2014 and 2015.

Net operating income increased $7.7 million or 14.2% as a result of a 7.8% increase in our same store net operating income and the acquisitions completed since January 1, 2014.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the three months ended June 30, 2015 and 2014.

	Three Months ended June 30,
(dollars in thousands)	2015	2014
Net operating income
Same store	$54,088	$50,190
Other stores and management fee income	8,007	4,206

Total net operating income	62,095	54,396
General and administrative	(9,686)	(8,864)
Acquisition related costs	(788)	(1,938)
Operating leases of storage facilities	—	(1,997)
Depreciation and amortization	(14,584)	(12,481)
Interest expense	(9,216)	(8,872)
Interest income	2	24
Equity in income of joint ventures	853	433

Net income	$28,676	$20,701

Our 2015 same store results consist of only those properties that were included in our consolidated results since January 1, 2014, and exclude the three properties we sold since January 1, 2014. The following table sets forth operating data for our 399 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2015	2014	Change
Same store rental income	$75,003	$71,081	5.5%
Same store other operating income	4,262	3,850	10.7%

Total same store operating income	79,265	74,931	5.8%
Payroll and benefits	6,791	6,586	3.1%
Real estate taxes	7,950	7,689	3.4%
Utilities	2,487	2,586	-3.8%
Repairs and maintenance	2,734	2,473	10.6%
Office and other operating expenses	2,532	2,543	-0.4%
Insurance	1,014	1,017	-0.3%
Advertising and yellow pages	337	366	-7.9%
Internet marketing,	1,332	1,481	-10.1%

Total same store operating expenses	25,177	24,741	1.8%

Same store net operating income	$54,088	$50,190	7.8%

			Change
Quarterly same store move ins	45,339	47,695	(2,356)
Quarterly same store move outs	38,962	40,352	(1,390)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in move outs is a byproduct of customers staying longer with us.

General and administrative expenses for the three months ended June 30, 2015 increased $0.8 million or 9.3% compared with the three months ended June 30, 2014. The key drivers of the increase were a $0.3 million increase in income taxes and a $0.2 million increase in professional fees. The remaining $0.3 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2014 period.

Acquisition related costs were $0.8 million in the three months ended June 30, 2015 as a result of the acquisition of nine stores during that period. Acquisition related costs for the three months ended June 30, 2014 were $1.9 million for the 16 stores acquired during that period.

The operating lease expense for storage facilities in the 2015 and 2014 periods relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We completed the purchase of these four facilities on February 2, 2015, which eliminated the lease payment at that time.

Depreciation and amortization expense increased to $14.6 million in the three months ended June 30, 2015 from $12.5 million in the same period of 2014, primarily as a result of depreciation on the properties acquired in 2014 and 2015.

Interest expense increased from $8.9 million in the three months ended June 30, 2014 to $9.2 million in the same period in 2015. The increase was due to additional borrowings on our line of credit during the second quarter of 2015 which were used to fund a portion of our acquisitions.

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

FOR THE PERIOD JANUARY 1, 2015 THROUGH JUNE 30, 2015, COMPARED TO THE PERIOD JANUARY 1, 2014 THROUGH JUNE 30, 2014

We recorded rental revenues of $162.4 million for the six months ended June 30, 2015, an increase of $18.0 million or 12.5% when compared to rental revenues of $144.3 million for the same period in 2014. Of the increase in rental revenue, $7.6 million resulted from a 5.5% increase in rental revenues at the 399 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2014). The increase in same store rental revenues was a result of a 115 basis point increase in average quarterly occupancy and a 3.7% increase in rental income per square foot. The remaining increase in rental revenue of $10.4 million was a result of the revenues from the acquisition of 44 properties completed since January 1, 2014. Other operating income, which includes merchandise sales, insurance commissions, truck rentals, management fees and acquisition fees, increased by $2.2 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of increased commissions earned on customer insurance as well as increased management fee income.

Property operations and maintenance expenses increased $3.6 million or 9.8% in the six months ended June 30, 2015 as compared to the same period in 2014. The 399 core properties considered in the same store pool experienced a $0.7 million or 1.9% increase in operating expenses as a result of higher costs for snow removal, repairs and maintenance, bank charges and payroll expenses. The same store pool benefited from reduced advertising expense, property insurance and utility expenses. The remaining increase in property operating expenses of $2.9 million resulted from the acquisition of 44 properties completed since January 1, 2014. Real estate tax expense increased $1.9 million as a result of a 2.6% increase in property taxes on the 399 same store pool and the inclusion of taxes on the properties acquired in 2014 and 2015.

Net operating income increased $14.7 million or 14.3% as a result of a 7.6% increase in our same store net operating income and the acquisitions completed since January 1, 2014.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the six months ended June 30, 2015 and 2014.

	Six Months ended June 30,
(dollars in thousands)	2015	2014
Net operating income
Same store	$103,413	$96,092
Other stores and management fee income	14,611	7,211

Total net operating income	118,024	103,303
General and administrative	(19,092)	(17,400)
Acquisition related costs	(1,369)	(4,716)
Operating leases of storage facilities	(683)	(3,994)
Depreciation and amortization	(28,766)	(24,423)
Interest expense	(18,377)	(16,216)
Interest income	4	31
Loss on sale of real estate	(7)	—
Equity in income of joint ventures	1,499	892

Net income	$51,233	$37,477

Our 2015 same store results consist of only those properties that were included in our consolidated results since January 1, 2014, and exclude the three properties we sold since January 1, 2014. The following table sets forth operating data for our 399 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2015	2014	Change
Same store rental income	$146,852	$139,240	5.5%
Same store other operating income	8,164	7,372	10.7%

Total same store operating income	155,016	146,612	5.7%
Payroll and benefits	13,538	13,136	3.1%
Real estate taxes	15,889	15,481	2.6%
Utilities	5,393	5,672	-4.9%
Repairs and maintenance	6,362	5,359	18.7%
Office and other operating expenses	4,965	5,148	-3.6%
Insurance	2,029	2,116	-4.1%
Advertising and yellow pages	671	734	-8.6%
Internet marketing	2,756	2,874	-4.1%

Total same store operating expenses	51,603	50,520	2.1%

Same store net operating income	$103,413	$96,092	7.6%

			Change
Quarterly same store move ins	85,004	87,525	(2,521)
Quarterly same store move outs	74,141	76,479	(2,338)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in move outs is a byproduct of customers staying longer with us.

General and administrative expenses for the six months ended June 30, 2015 increased $1.7 million or 9.7% compared with the six months ended June 30, 2014. The key drivers of the increase were a $0.6 million increase in salaries and benefits, a $0.4 million increase in income taxes, and a $0.4 million increase in professional fees. The remaining $0.3 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to the 2014 period.

Acquisition related costs were $1.4 million in the six months ended June 30, 2015 as a result of the acquisition of 15 stores during that period. Acquisition related costs for the six months ended June 30, 2014 were $4.7 million for the 23 stores acquired during that period, and included a $1.3 million loan defeasance cost paid by the Company.

The operating lease expense for storage facilities in the 2015 and 2014 periods relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We completed the purchase of these four facilities on February 2, 2015, which eliminated the lease payment at that time.

Depreciation and amortization expense increased to $28.8 million in the six months ended June 30, 2015 from $24.4 million in the same period of 2014, primarily as a result of depreciation on the properties acquired in 2014 and 2015.

Interest expense increased from $16.2 million in the six months ended June 30, 2014 to $18.4 million in the same period in 2015. The increase was due to the additional $175 million term note borrowings in April 2014 and additional line of credit borrowings in 2015 which were used to fund a portion of our acquisitions.

During the six months ended June 30, 2015 we sold one storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Jun. 30, 2015	Three Months Ended Jun. 30, 2014	Six Months Ended Jun. 30, 2015	Six Months Ended Jun. 30, 2014
Net income attributable to common shareholders	$28,532	$20,576	$50,983	$37,249
Net income attributable to noncontrolling interest	144	125	250	228
Depreciation of real estate and amortization of intangible assets	14,308	12,255	28,219	23,970
Depreciation and amortization from unconsolidated joint ventures	617	360	1,235	736
Loss on sale of storage facility	—	—	7	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(220)	(202)	(394)	(378)

FFO available to common shareholders	$43,381	$33,114	$80,300	$61,805

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2015, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At June 30, 2015, our leverage ratio as defined in the agreements was approximately 38.6%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2015, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $80.7 million and $60.3 million for the six months ended June 30, 2015, and 2014, respectively. The increase in operating cash flows in the 2015 period compared to the 2014 period was primarily due to the increase in net income.

Cash used in investing activities was $222.0 million and $203.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in cash used in investing activities in the 2015 period compared to the 2014 period was due to increased dollar value of acquisitions in 2015 as compared to the same period in 2014.

Cash provided by financing activities was $139.4 million for the six months ended June 30, 2015 compared to $140.2 million for the six months ended June 30, 2014. On March 3, 2015, the Company completed the public offering of 1,380,000 shares of its common stock at $90.40 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $119.5 million, and when combined with proceeds from our continuous equity offering program, the exercise of stock options, and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $145.0 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit. Additional borrowings were incurred in 2015 to fund acquisitions completed subsequent to this equity offering. In the 2014 period we received proceeds of $175.0 million on a 10 year term note and used the proceeds to reduce our line of credit. We made net repayments on our line of credit of $41.0 million in the 2014 period. In the 2014 period we also issued shares under our continuous equity offering program to fund acquisitions which, when combined with proceeds from the exercise of stock options and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $51.7 million. We paid dividends of $52.3 million in the 2015 period which increased in comparison to dividends of $44.5 million in the 2014 period primarily because of an increase in our common shares outstanding and an increase in our dividend rate.

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2015 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2015 the margin is 1.40%). The interest rate at June 30, 2015 on the Company’s line of credit was approximately 1.49% (1.46% at December 31, 2014). At June 30, 2015, there was $204 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million.

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

During the six months ended June 30, 2015, the Company issued 199,700 shares of common stock under the Equity Program at a weighted average issue price of $91.53 per share, generating net proceeds of $18.0 million after deducting $0.2 million of sales commissions paid to Jefferies. The Company used the proceeds from the Equity Program to fund a portion of the acquisition of 15 storage facilities. As of June 30, 2015, the Company had $133.0 million available for issuance under the Equity Program.

During the six months ended June 30, 2014, the Company issued 250,000 shares of common stock under the Equity Program and 359,102 shares of common stock under a previous equity program at a weighted average issue price of $75.45 per share, generating net proceeds of $45.4 million after deducting $0.3 million of sales commissions payable to SunTrust and $0.3 million of sales commissions payable to Piper.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 73,186 shares under the plan during the six months ended June 30, 2015.

During the six months ended June 30, 2015 and 2014, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through June 30, 2015, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the six months ended June 30, 2015, the Company acquired 15 self-storage facilities comprising 1.3 million square feet in Arizona (1), Connecticut (2), Florida (6), Illinois (2), Massachusetts (1), New York (2) and Texas (1) for a total purchase price of $209.0 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.0% on these purchases and ranged from 0% on recently constructed facilities to 6.1% on mature facilities. The four facilities acquired in Connecticut and New York in 2015 had been leased by the Company since November 1, 2013 and the operating results of these four facilities have been included in the Company’s operations since that date.

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

During the six months ended June 30, 2015 we sold one non-strategic storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million.

We may seek to sell additional properties to third parties or joint venture partners in 2015.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2015, and at June 30, 2015 we had 13 properties under contract to be purchased for approximately $85.4 million.

In the six months ended June 30, 2015, we added 80,045 square feet to existing properties for a total cost of approximately $4.0 million. In 2014, we added 272,000 square feet to existing properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million. Although we do not expect to construct any new facilities in 2015, we do plan to complete an additional $23.2 million of expansions and enhancements to our existing facilities.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first six months of 2015 we spent approximately $8.2 million on such improvements and we expect to spend approximately $11.3 million for the remainder of 2015.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2015, 178,866 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $421 million at June 30, 2015, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $1.0 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2015. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2015.

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

During the quarterly period ended June 30, 2015, the Company issued 4,000 shares of common stock as a result of the exercise of stock options issued under the Company’s 2009 Outside Directors’ Stock Option and Award Plan. The Company received aggregate proceeds of $291,940 in connection with the exercise of the stock options. The issuance of such common stock was exempt from registration pursuant to the Securities Act of 1933, among other reasons, by virtue of Section 4(2) as transactions not involving a public offering.

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

101

The following financial statements from the Company’s Quarterly Report on Form

10-Q for the quarter ended June 30, 2015, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014;

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)
August 4, 2015
Date