Form 10-K
period 2015-12-31
SOVRAN SELF STORAGE INC
filed 2016-02-25
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, 35,833,639 shares of Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $3,042,907,782 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2015).

As of February 12, 2016, 39,399,691 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

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

Sovran Self Storage, Inc. together with its direct and indirect subsidiaries and its consolidated joint ventures, to the extent appropriate in the applicable context, (the “Company,” “We,” “Our,” or “Sovran”) is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2015, we had an ownership interest in and/or managed 542 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 542 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, 21 properties that we manage and have no ownership interest. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties conduct business under the user-friendly name Uncle Bob’s Self Storage®.

At December 31, 2015, we own an indirect interest in 521 of the Properties through a limited partnership (the “Partnership”). Included in the 521 properties are the 69 facilities in our unconsolidated joint ventures. In total, we own a 99.5% economic interest in the Partnership and unaffiliated third parties own collectively a 0.5% limited partnership interest at December 31, 2015. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Partnership as currency. By utilizing interests in the Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

According to the 2016 Self-Storage Almanac, of the approximately 51,000 facilities in the United States (including both core and non-core storage businesses), approximately 14% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, and call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third party management platforms.

Property Management

We have 30 years of experience managing self storage facilities and the combined experience of our key personnel makes us one of the leaders in the industry. All of our stores operate under the user-friendly name of Uncle Bob’s Self Storage®, and we employ the following strategies with respect to our property management:

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

All learning and development activities are facilitated through our online training and development portal. This portal delivers and tracks hundreds of on-demand computer based training and compliance courses; it also administers tests, surveys, and the employee appraisal process. Sovran’s training and development program encompasses the tools and support we deem essential to the success of our employees and business.

Marketing and Advertising:

We believe the avenues for attracting and capturing new customers have changed dramatically over the years. As such, we have implemented the following strategies to market our properties and increase profitability:

•	We employ a Customer Care Center (call center) that services an average of 35,000 rental inquiries per month. Our Sales Representatives answer incoming sales calls for all of our stores, 361 days a year, 24 hours a day. The team undertakes continuous training and coaching in effective storage sales techniques, which we believe results in higher conversions of inquiries to rentals.

•	The digital age has changed consumer behavior—the way people shop, their expectations, and the way we communicate with them. Our aggressive internet marketing and website provide customers with real-time pricing, online reservations, online payments, and support for mobile devices. We involve internal and external expertise to manage our internet presence and leverage a mix of mobile, desktop, and social media to attract and engage customers.

•	Since the need for storage is largely based on timing, the ultimate goal is to create as much positive brand recognition as possible. When the time comes for a customer to select a storage company, we want the Uncle Bob’s brand to be on the top of their mind. We employ a variety of different strategies to create brand awareness; this includes our Uncle Bob’s rental trucks, branded merchandise such as moving and packing supplies, and extensive regional marketing in the communities in which we operate. We strive to gain the most exposure as possible for the longest period of time.

•	Dri-guard humidity-controlled spaces are a premium storage feature intended to protect metal, electronics, furniture, fabrics and paper from moisture. We became the first self-storage operator to utilize this humidity protection technology and we believe it helps to differentiate us from other operators.

•	We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. The truck rental charge is waived for new move-in customers and we believe it provides a valuable service and added incentive to choose us. Further, the prominent display of our logo turns each truck into a moving billboard.

Ancillary Income:

We know that our 290,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Whereas our Uncle Bob’s trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn an administrative fee. We also receive incidental income from billboards and cell towers.

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

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by experienced Project Managers. Those inspections provide the basis for short and long term planned projects that are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, and snowplowing is contracted to local providers who have a clear understanding of our standards. Further, our software tracks repairs, monitors contractor performance and measures the useful life of assets. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. In addition, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. This includes the installation of solar panels, LED lighting, energy efficient air conditioning units, and cool roofs which are all environmentally friendly and have the potential to reduce energy consumption (thereby reducing costs) in the buildings in which they are installed.

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

Federal Income Tax

We operate, and intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. We have elected to treat one of our subsidiaries as a taxable REIT subsidiary. In general, our taxable REIT subsidiary may perform additional services for customers and generally may engage in certain real estate or non-real estate related business. Our taxable REIT subsidiary is subject to corporate federal and state income taxes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—REIT Qualification and Distribution Requirements.”

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

During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million. During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million. During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million.

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

We have a $300 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2015 the margin was 1.30%). At December 31, 2015, there was $221 million available on the unsecured line of credit without considering the additional availability under the credit facility expansion feature. The revolving line of credit has a maturity date of December 2019. In January 2016, the Company exercised the expansion feature of its revolving line of credit and increased the credit limit from $300 million to $500 million.

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

On January 20, 2016, the Company agreed to issue and sell 2,300,000 shares of the Company’s common stock, par value $.01 per share, plus up to an additional 345,000 shares of common stock pursuant to the underwriters’ option, at a price to the public of $105.75 per share. The underwriters’ exercised their option in full. The offering of 2,645,000 shares of the Company’s common stock closed on January 25, 2016, resulting in net proceeds to the Company of approximately $269.7 million.

During 2015, the Company also issued 949,911 shares of common stock under the Company’s continuous equity offering program (“Equity Program”) at a weighted average issue price of $96.80 per share, generating net proceeds of $90.6 million. During 2014, we issued 924,403 shares under the Equity Program and 359,102 shares under our previous Equity Program for net proceeds of approximately $99.2 million. During 2013, we issued 1,667,819 shares under our previous Equity Program for net proceeds of approximately $107.8 million. As of December 31, 2015, the Company has $59.3 million availability for issuance of shares under the current Equity Program.

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

Employees

We currently employ a total of 1,429 employees, including 542 property managers, 33 area managers, and 645 associate managers and part-time employees. At our headquarters, in addition to our six senior executive officers, we employ 203 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2015, our Board of Directors authorized and we declared quarterly common stock dividends of $0.75 per share in January and April, and $0.85 per share for July and October, for a total 2015 dividend per share annual rate of $3.20 per share. In addition, our board of directors authorized and we declared a quarterly common stock dividend of $0.85 per share in January 2016. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2015, 218 of our 542 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2015, these facilities accounted for approximately 41% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

When We Acquire Properties in New Markets, We Will Be Subject to Increased Operational Risks

We may acquire self-storage properties in markets where we have little or no operational experience. For example, we have acquired in 2016 four self-storage properties and are under contract to acquire four more self-storage properties in California, a state where we have not previously operated. When we enter into new markets, we will be subject to increased risks resulting from our lack of experience and infrastructure in these markets and may need to incur additional costs, both expected and unexpected, in order to develop our operating capabilities in these markets. These risks could materially and adversely affect us, including our growth prospects, financial condition and results of operations.

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

At December 31, 2015, we held ownership interests in, leased, and/or managed a total of 542 Properties situated in twenty-five states. Among our 542 self-storage properties are 39 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner and 21 properties that we manage and in which have no ownership interest.

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

All of the Properties conduct business under the user-friendly name Uncle Bob’s Self Storage ®.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2015:

	Number of Stores at December 31, 2015	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	22	1,631,694	12,345	3.2%
Arizona	13	893,428	7,828	1.8%
Colorado	5	330,432	2,773	1.2%
Connecticut	8	639,857	6,414	2.6%
Florida	84	5,595,489	53,982	14.4%
Georgia	30	2,126,533	18,054	5.3%
Illinois	16	1,185,712	11,150	3.0%
Kentucky	2	142,914	1,322	0.4%
Louisiana	16	959,819	8,171	2.5%
Maine	4	219,967	2,181	0.8%
Maryland	3	138,659	1,618	0.5%
Massachusetts	14	756,770	7,697	2.4%
Mississippi	12	902,561	6,913	2.0%
Missouri	14	877,330	7,865	2.4%
New Hampshire	4	260,386	2,352	0.7%
New Jersey	29	2,090,408	21,877	7.8%
New York	39	2,350,811	22,408	8.1%
North Carolina	20	1,192,426	10,810	2.9%
Ohio	23	1,568,420	13,015	3.5%
Pennsylvania	10	661,879	5,579	1.6%
Rhode Island	4	206,121	1,922	0.6%
South Carolina	12	787,655	6,935	1.5%
Tennessee	5	348,504	3,005	0.8%
Texas	134	9,804,230	80,902	26.9%
Virginia	19	1,280,034	11,704	3.1%

Total	542	36,952,039	328,822	100.0%

At December 31, 2015, the Properties had an average occupancy of 89.0% and an annualized rent per occupied square foot of $13.08.

Item 3.	Legal Proceedings

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

Quarter 2014	High	Low
1st	$76.45	$62.66
2nd	79.29	72.88
3rd	79.93	73.59
4th	89.57	74.10

Quarter 2015	High	Low
1st	$97.76	$87.40
2nd	94.84	85.95
3rd	99.32	85.69
4th	110.60	93.33

As of February 12, 2016, there were approximately 713 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2015 represent 100% ordinary income.

History of Dividends Declared on Common Stock

January 2014	$0.680 per share
April 2014	$0.680 per share
July 2014	$0.680 per share
October 2014	$0.680 per share
January 2015	$0.750 per share
April 2015	$0.750 per share
July 2015	$0.850 per share
October 2015	$0.850 per share

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2015, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	77,206	$45.49	—
2015 Award and Option Plan (2)	42,538	$—	494,193
2009 Outside Directors’ Stock Option and Award Plan	18,500	$79.58	72,880
Deferred Compensation Plan for Directors (1)	18,973	N/A	25,165
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.
(2)	Includes the maximum number of shares (42,538) that could be issued as part of 2015 performance-based awards. The actual number of shares to be issued will be determined at the end of the three year performance period in 2018. See note 10 of our consolidated financial statements.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2010 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

SOVRAN SELF STORAGE, INC.

DECEMBER 31, 2010 - DECEMBER 31, 2015

	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015
S&P	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT	100.00	108.29	127.85	131.01	170.49	175.94
SSS	100.00	121.40	182.69	197.54	274.38	349.56

The foregoing item assumes $100.00 invested on December 31, 2010, with dividends reinvested.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Operating Data
Operating revenues	$366,602	$326,080	$273,507	$234,082	$200,860
Income from continuing operations	113,077	89,057	71,472	48,121	27,314
Income from discontinued operations (1)	—	—	3,123	7,520	4,215
Net income	113,077	89,057	74,595	55,641	31,529
Net income attributable to common shareholders	112,524	88,531	74,126	55,128	30,592
Income from continuing operations per common share attributable to common shareholders– diluted	3.16	2.67	2.26	1.61	0.95
Net income per common share attributable to common shareholders – basic	3.18	2.68	2.37	1.88	1.11
Net income per common share attributable to common shareholders – diluted	3.16	2.67	2.36	1.87	1.10
Dividends declared per common share (2)	3.20	2.72	2.02	1.80	1.80

Balance Sheet Data
Investment in storage facilities at cost	$2,491,702	$2,177,983	$1,864,637	$1,742,354	$1,525,283
Total assets	2,122,856	1,854,800	1,561,875	1,484,310	1,343,544
Total debt	830,993	801,127	626,254	684,251	625,423
Total liabilities	902,370	865,309	678,226	742,910	673,539

Other Data
Net cash provided by operating activities	$186,655	$146,068	$120,646	$98,762	$79,897
Net cash used in investing activities	(328,689)	(334,993)	(114,345)	(175,664)	(189,879)
Net cash provided by (used in) financing activities	140,523	187,944	(4,032)	76,836	111,537

(1)	In 2013 we sold four stores and in 2012 we sold seventeen stores whose results of operations and gain (loss) on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2011 and 2012 we declared regular quarterly dividends of $0.45 in January, April, July and October. In 2013 we declared regular quarterly dividends of $0.48 in January and April, and $0.53 in July and October. In 2014 we declared regular quarterly dividends of $0.68 in January, April, July and October. In 2015 we declared regular quarterly dividends of $0.75 in January and April, and $0.85 in July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Overview

We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. All of our stores are operated under the user-friendly name “Uncle Bob’s Self Storage”®.

Operating Strategy

Our operating strategy is designed to generate growth and enhance value by:

A.	Increasing operating performance and cash flow through aggressive management of our stores:

•	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:

•	Our Customer Care Center, established in 2000, answers sales inquires and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts;

•	The Uncle Bob’s truck move-in program, under which, at present, 362 of our stores offer a free Uncle Bob’s truck to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

•	Our dehumidification system, known as Dri-guard, which provides our customers with a better environment to store their goods and improves yields on our Properties;

•	Strategic and efficient Web and Mobile marketing that places Uncle Bob’s in front of customers in search engines at the right time for conversion;

•	Regional marketing which creates effective brand awareness in the cities where we do business.

•	Our customized computer applications link each of our primary sales channels (customer care center, web, and store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This also provides us with raw data on historical and current pricing, move-in and move-out activity, specials and occupancies, etc. This data is then used within the advanced pricing analytics programs employed by our revenue management team.

•	All of our store employees receive a high level of training. New store associates are assigned a Certified Training Manager as a mentor during their initial training period. In addition, all employees have access to our online training and development portal for initial training as well as continuing education. Finally, we have a company intranet that acts as a communications portal for company policy and procedures, online ordering, incentive rankings, etc.

B. Acquiring additional stores:

•	Our objective is to acquire new stores in markets in which we currently operate. This is a proven strategy we have employed over the years as it facilitates our branding efforts, grows market share, and allows us to achieve improved economies of scale through shared advertising, payroll, and other services.

•	We also look to enter new markets that are in the top 50 MSA by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third party management opportunities to continue to grow market share, branding and enhance economies of scale.

C. Expanding our management business:

•	We see our management business as a source of future acquisitions. We hold a minority interest in two joint ventures which hold a total of 69 properties that we manage. In addition, we manage 21 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

D. Expanding and enhancing our existing stores:

•	Over the past 5 years we have undertaken a program of expanding and enhancing our Properties. In 2011, we added 118,000 square feet to existing Properties and converted 2,000 square feet to premium storage for a total cost of approximately $7.2 million; in 2012, we added 372,000 square feet to existing Properties and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million; in 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million; in 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million, and in 2015, we added 256,000 square feet to existing Properties and converted 5,000 square feet to premium storage for a total cost of approximately $14.1 million. From 2011 through 2015 we also installed solar panels on 23 buildings for a total cost of approximately $6.8 million. Our solar panel initiative has reduced energy consumption and operating cost at those installed locations.

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

We believe our same-store move-ins in 2015 were lower than 2014 due to the fact that our stores were higher occupied in 2015, resulting in less space to rent. We believe the reduction in same store move outs is a result of longer staying customers.

	2015	2014	Change
Same store move ins	160,553	165,430	(4,877)
Same store move outs	156,900	161,965	(5,065)

Difference	3,653	3,465	188

We were able to maintain relatively flat expenses at the store operating level from 2009 through 2012, but did see above average increases in property taxes and insurance in 2013, and above average increases in property taxes in 2014 and 2015. We do expect same store expense growth to see pressure from wages, health costs and property tax increases in 2016. We believe the same store expense increases will be at manageable levels.

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

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess the carrying value of our storage facilities for impairment whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, significant damage sustained from accidents or natural disasters, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. No assets had been determined to be impaired under this policy in 2015.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. We have not made significant changes to the estimated useful lives of our long-lived assets in the past and we do not have any current expectation of making significant changes in 2016.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

We recorded rental revenues of $338.4 million for the year ended December 31, 2015, an increase of $36.4 million or 12.0% when compared to 2014 rental revenues of $302.0 million. Of the increase in rental revenue, $16.9 million resulted from a 5.9% increase in rental revenues at the 399 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2014, excluding the properties we sold in 2015 and 2014). The increase in same store rental revenues was a result of a 110 basis point increase in average occupancy and a 4.3% increase in rental income per square foot. The remaining increase in rental revenue of $19.5 million resulted from the revenues from the acquisition of 56 properties completed since January 1, 2014 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the revenue decrease as a result of three self storage properties sold in 2015. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $4.1 million for the year ended December 31, 2015 compared to 2014 primarily as a result of increased administrative fees earned on customer insurance and an increase in management fees.

Property operations and maintenance expenses increased $6.6 million or 8.7% in 2015 compared to 2014. The 399 core properties considered in the same store pool experienced a $1.3 million or 1.9% increase in operating expenses as a result of increases in payroll and maintenance costs. The same store pool benefited from reduced utilities, insurance and yellow page advertising expense. In addition to the same store operating expense increase, operating expenses increased $5.3 million from the acquisition of 56 properties completed since January 1, 2014 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool). Real estate tax expense increased $4.5 million as a result of a 5.2% increase in property taxes on the 399 same store pool and the inclusion of taxes on the properties acquired or leased in 2015 and 2014.

Our 2015 same store results consist of only those properties that were included in our consolidated results since January 1, 2014, excluding the properties we sold in 2015 and 2014. The following table sets forth operating data for our 399 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2015	2014	Change
Same store rental income	$301,525	$284,613	5.9%
Same store other operating income	16,406	14,791	10.9%

Total same store operating income	317,931	299,404	6.2%
Payroll and benefits	27,469	26,518	3.6%
Real estate taxes	31,593	30,041	5.2%
Utilities	10,925	11,389	-4.1%
Repairs and maintenance	12,400	11,256	10.2%
Office and other operating expenses	10,294	10,390	-0.9%
Insurance	4,059	4,152	-2.2%
Advertising and yellow pages	1,297	1,441	-10.0%
Internet marketing	5,319	5,307	0.2%

Total same store operating expenses	103,356	100,494	2.8%

Same store net operating income	$214,575	$198,910	7.9%

Net operating income increased $29.5 million or 13.5% as a result of a 7.9% increase in our same store net operating income and the acquisitions completed since January 1, 2014.

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

Reclassification

Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. As a result of this reclass, for the year ended December 31, 2014, the Company’s financial statements show an increase in property operations and maintenance expense and a reduction of general and administrative expenses of $5,570 (dollars in thousands) as compared to the amounts previously reported for that period.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2015 and 2014 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2015	2014
Net operating income
Same store	$214,575	$198,910
Other stores and management fee income	33,549	19,740

Total net operating income	248,124	218,650
General and administrative	(38,659)	(35,222)
Acquisition related costs	(2,991)	(7,359)
Operating leases of storage facilities	(683)	(7,987)
Depreciation and amortization	(58,506)	(51,749)
Interest expense	(37,124)	(34,578)
Interest income	5	40
(Loss) gain on sale of real estate	(494)	5,176
Equity in income of joint ventures	3,405	2,086

Net income	$113,077	$89,057

General and administrative expenses increased $3.4 million or 9.8% from 2014 to 2015. The key drivers of the increase were a $1.6 million increase in salaries and performance incentives, and a $1.0 million increase in professional fees mainly stemming from an increase in legal fees related to the lawsuit in New Jersey. The remaining $0.8 million increase is the result of various other administrative costs related to managing the increased number of stores in our portfolio as compared to 2014.

Acquisition related costs were $3.0 million in 2015 as a result of the acquisition of 27 stores. Acquisition related costs for 2014 were $7.4 million as a result of the acquisition of 33 stores in 2014, and included a $1.3 million loan defeasance cost paid by the Company.

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

Depreciation and amortization expense increased to $58.5 million in 2015 from $51.8 million in 2014, primarily as a result of depreciation on the properties acquired in 2014 and 2015.

Interest expense increased from $34.6 million in 2014 to $37.1 million in 2015. The increase was due to the additional $175 million term note borrowings in April 2014 and additional line of credit borrowings in 2015 which were used to fund a portion of our acquisitions.

During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million. During 2014, we sold two non-strategic facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain on the sale of real estate of $5.2 million. Since the 2014 and 2015 sales occurred subsequent to the Company’s adoption of ASU 2014-08, these sales were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

We recorded rental revenues of $302.0 million for the year ended December 31, 2014, an increase of $48.7 million or 19.2% when compared to 2013 rental revenues of $253.4 million. Of the increase in rental revenue, $18.1 million resulted from a 7.3% increase in rental revenues at the 384 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2013, excluding the properties we sold in 2013 and 2014). The increase in same store rental revenues was a result of a 195 basis point increase in average occupancy and a 4.4% increase in rental income per square foot. The remaining increase in rental revenue of $30.6 million resulted from the revenues from the acquisition of 44 properties and the lease of four properties completed in 2013 and 2014, slightly offset with the revenue decrease as a result of two self storage properties sold in 2014. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $3.9 million for the year ended December 31, 2014 compared to 2013 primarily as a result of increased administrative fees earned on customer insurance and an increase in management and acquisition fees.

Property operations and maintenance expenses, including the reclassification of internet advertising from general and administrative expenses to property operations and maintenance expense, increased $9.2 million or 13.9% in 2014 compared to 2013. The 384 core properties considered in the same store pool experienced a $2.4 million or 3.8% increase in operating expenses as a result of increases in payroll, utilities, credit card fees and maintenance costs. The same store pool benefited from reduced insurance and yellow page advertising expense. In addition to the same store operating expense increase, operating expenses increased $6.8 million from the acquisition of 44 properties and the lease of four properties completed in 2013 and 2014. Real estate tax expense increased $5.6 million as a result of a 6.3% increase in property taxes on the 384 same store pool and the inclusion of taxes on the properties acquired or leased in 2014 and 2013.

Our 2014 same store results consist of only those properties that were included in our consolidated results since January 1, 2013, excluding the properties we sold in 2014 and 2013. The following table sets forth operating data for our 384 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

2014 Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2014	2013	Change
Same store rental income	$265,788	$247,678	7.3%
Same store other operating income	14,426	12,923	11.6%

Total same store operating income	280,214	260,601	7.5%
Payroll and benefits	25,178	24,505	2.7%
Real estate taxes	27,289	25,671	6.3%
Utilities	10,608	10,155	4.5%
Repairs and maintenance	10,540	9,448	11.6%
Office and other operating expenses	9,783	9,555	2.4%
Insurance	3,987	4,303	-7.3%
Advertising and yellow pages	1,391	1,528	-9.0%
Internet marketing	5,107	4,673	9.3%

Total same store operating expenses	93,883	89,838	4.5%

Same store net operating income	$186,331	$170,763	9.1%

Reclassification

Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. As a result of this reclass, for the years ended December 31, 2014 and 2013, the Company’s financial statements show an increase in property operations and maintenance expense and a reduction of general and administrative expenses of $5,570 for 2014 and $4,803 for 2013 (dollars in thousands) as compared to the amounts previously reported for that period.

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

Net operating income increased $37.8 million or 20.9% as a result of a 9.1% increase in our same store net operating income and the acquisitions and property leases completed in 2013 and 2014.

General and administrative expenses increased $5.1 million or 16.9% from 2013 to 2014. The key driver of the increase was a $3.6 million increase in salaries and performance incentives. The remaining $1.5 million increase is the result of various other administrative costs related to managing the increased number of stores in 2014 as compared to 2013.

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

In the 4th quarter of 2013, we sold four non-strategic facilities in Ohio, Florida (2), and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The 2013 operations of these facilities are reported in income from discontinued operations for all periods presented since the sales occurred prior to ASU 2014-08.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Net income attributable to common shareholders	$112,524	$88,531	$74,126	$55,128	$30,592
Net income attributable to noncontrolling interests	553	526	469	513	937
Depreciation of real estate and amortization of intangible assets exclusive of deferred financing fees	57,429	50,827	44,369	40,153	34,835
Depreciation of real estate included in discontinued operations	—	—	313	1,137	1,742
Depreciation and amortization from unconsolidated joint ventures	2,435	1,666	1,496	1,595	1,018
Casualty and impairment loss	—	—	—	—	1,173
Loss (gain) on sale of real estate	494	(5,176)	(2,852)	(5,185)	(1,511)
Funds from operations allocable to noncontrolling interest in Operating Partnership	(848)	(806)	(742)	(881)	(812)
Funds from operations allocable to noncontrolling interest in consolidated joint ventures	—	—	—	—	(567)

Funds from operations available to common shareholders	$172,587	$135,568	$117,179	$92,460	$67,407

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2015, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At December 31, 2015, our leverage ratio as defined in the agreements was approximately 34.4%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2015, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $186.2 million, $146.1 million and $120.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase in operating cash flows from 2014 to 2015 and from 2013 to 2014 was primarily due to an increase in net income.

Cash used in investing activities was $328.7 million, $335.0 million, and $114.3 million for the years ended December 31, 2015, 2014, and 2013 respectively. The decrease in cash used from 2014 to 2015 was a result of lower investments in unconsolidated joint ventures in 2015 as compared to 2014. The increase in cash used from 2013 to 2014 was primarily due to $281.7 million spent in 2014 to purchase 33 storage facilities compared to the $94.8 million spent in 2013 on the acquisition of 11 storage facilities. In addition, in 2014 we invested $28.6 million in an unconsolidated joint venture to fund our share of the acquisition of 14 stores.

Cash provided by financing activities was $141.0 million in 2015 compared to $187.9 million in 2014. The decrease from 2014 to 2015 was a result of a $23.0 million increase in dividends paid and a reduction in debt from 2014 to 2015. Cash provided by financing activities was $187.9 million in 2014 compared to cash used in financing activities of $4.0 million in 2013. In 2015 we used the $225.7 million net proceeds from the sale of common stock and $30.0 million in net proceeds from draws on our line of credit to fund property acquisitions. In 2014 we used the $112.7 million net proceeds from the sale of common stock and $175.0 million in term note proceeds to fund property acquisitions. In 2013, we used the $119.5 million net proceeds from the sale of common stock to paydown our line of credit and to fund a portion of the property acquisitions.

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2015 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2015 the margin is 1.40%). The interest rate at December 31, 2015 on the Company’s line of credit was approximately 1.72% (1.46% at December 31, 2014). At December 31, 2015, there was $221 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million. In January 2016, the Company exercised the expansion feature and increased the revolving credit limit from $300 million to $500 million.

In connection with the execution of the 2014 amendment to our unsecured credit agreement, it was determined that the borrowing capacity of nine of the lenders participating in the revolving line of credit exceeded their borrowing capacities prior to the amendment. As a result, for these nine lenders the unamortized deferred financing costs associated with the agreement prior to its amendment remain deferred and are being amortized to interest expense over the term of the newly amended agreement. Fees and other costs paid to execute the amendment relating to the revolving line of credit totaling $1.3 million were recorded as additional deferred financing costs and are being amortized to interest expense over the term of the newly amended agreement.

In 2014 the Company paid $1.0 million in fees to lenders for their commitments under the unsecured term note portion of the newly amended agreement. These lenders’ commitments were determined to be a modification of their unsecured term note commitments prior to the amendment. Such costs were recorded as additional deferred financing costs and are being amortized to interest expense over the term of the newly amended agreement. In addition, for the nine continuing lenders’ the previously unamortized deferred financing costs associated with the unsecured term note commitments prior to the amendment remain deferred and are being amortized to interest expense over the term of the newly amended agreement.

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

The Company also maintains a $150 million unsecured term note maturing April 13, 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded. The Company is reviewing various options regarding funding this maturing note, including using availability on its line of credit or issuing a new long-term unsecured note.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2015, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2015 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB), as well as Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $2.0 million of mortgages payable at December 31, 2015, that are secured by a storage facility.

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

During 2015, the Company issued 949,911 shares of common stock under the Equity Program at a weighted average issue price of $96.80 per share, generating net proceeds of $90.6 million. During 2014, we issued 924,403 shares under the Equity Program and 359,102 shares under our previous Equity Program for net proceeds of approximately $99.2 million. During 2013, we issued 1667,819 shares under our previous Equity Program for net proceeds of approximately $107.8 million. As of December 31, 2015, the Company has $59.3 million availability for issuance of shares under the current Equity Program.

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

On January 20, 2016, the Company agreed to issue and sell 2,300,000 shares of the Company’s common stock, par value $.01 per share, plus up to an additional 345,000 shares of common stock pursuant to the underwriters’ option, at a price to the public of $105.75 per share. The underwriters’ exercised their option in full. The offering of 2,645,000 shares of the Company’s common stock closed on January 25, 2016, resulting in net proceeds to the Company of approximately $269.7 million.

We implemented a Dividend Reinvestment Plan in March 2013. We issued 151,246 and 171,854 shares under the plan in 2015 and 2014, respectively.

During 2015 and 2014, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2015, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2016	2017-2018	2019-2020	2021 and thereafter
Line of credit	$79,000	—	—	$79,000	—
Term notes	750,000	$150,000	—	325,000	$275,000
Mortgages payable	1,993	$142	$311	351	1,189
Interest payments	130,857	23,315	41,727	36,595	29,220
Interest rate swap payments	15,343	4,612	5,776	4,955	—
Land lease	749	53	106	110	480
Expansion and enhancement contracts	15,368	15,368	—	—	—
Building leases	7,259	963	1,944	1,970	2,382
Self storage facility acquisitions	88,555	88,555	—	—	—

Total	$1,089,124	$283,008	$49,864	$447,981	$308,271

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2015 rates. Interest rate swap payments include estimated net settlements of swap liabilities based on forecasted variable rates.

At December 31, 2015, the Company was under contract to acquire 12 self-storage facilities for cash consideration of approximately $88.6 million (net of property deposits of $5.8 million). Seven of the properties were acquired in January and February 2016 from unrelated parties for $46.4 million. The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

ACQUISITION OF PROPERTIES

In 2015, we acquired 27 self storage facilities comprising 2.0 million square feet in Arizona (1), Connecticut (2), Florida (6), Illinois (2), Massachusetts (1), New York (6), North Carolina (1), Pennsylvania (1), South Carolina (6) and Texas (1) for a total purchase price of $281.2 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.3% on these purchases and ranged from 0% on recently constructed facilities to 6.4% on mature facilities. Four facilities acquired in Connecticut and New York in 2015 had been leased by the Company since November 1, 2013 and the operating results of these four facilities have been included in the Company’s operations since that date. In 2014, we acquired 33 self storage facilities comprising 2.4 million square feet in Florida (4), Georgia (1), Illinois (3), Louisiana (1), Maine (2), Missouri (7), New Jersey (6), New York (1), Texas (6), Tennessee (1), and Virginia (1) for a total purchase price of $291.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.5% on these purchases and ranged from 0% on recently constructed facilities to 7.4% on mature facilities. In 2013, we acquired 11 self storage facilities comprising 0.6 million square feet in Colorado (1), Connecticut (1), Florida (1), Massachusetts (1), New Jersey (2), New York (3), and Texas (2) for a total purchase price of $94.9 million. Based on the trailing financials of the entities from which the properties were acquired, the weighted average capitalization rate was 4.8% on these purchases and ranged from 2.3% to 6.5%. In addition to the properties acquired, in November 2013 the Company entered into lease agreements with respect to four self storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We exercised our purchase option in November 2014 and completed the acquisition of these four properties in February 2015.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2016 and at December 31, 2015 we had 12 properties under contract to be purchased for $94.4 million. Seven of the properties were acquired in January and February 2016.

In January and February of 2016 the Company entered contacts with unrelated parties to acquire 22 self-storage properties. Thirteen of the properties located in New Hampshire (5), California (4), Texas (3) and Massachusetts (1) were acquired on January 21, 2016. The purchase price was funded through draws on the Company’s line of credit, which draws have been subsequently repaid through proceeds of the Company’s underwritten 2016 public offering.

In 2015, we added 256,000 square feet to existing Properties and converted 5,000 square feet to premium storage for a total cost of approximately $14.1 million. In 2015 we also installed solar panels on 5 buildings for a total cost of approximately $2.1 million. Although we do not expect to construct any new facilities in 2016, we do plan to complete approximately $40 million in expansions and enhancements to existing facilities of which $5.5 million was paid prior to December 31, 2015.

In 2015, the Company spent approximately $23.6 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $19.4 million in 2016 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million. During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million. During 2013, we sold four non-strategic storage facilities in Florida, Ohio, and Virginia for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million.

We may seek to sell additional Properties to third parties or joint venture partners in 2016.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in three self storage joint ventures in which we have an 85%, 20% and 15% ownership, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for these real estate entities under the equity method. The debt held by the unconsolidated real estate entity is secured by the real estate owned by these entities, and is non-recourse to us. See Note 12 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2015, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $325 million of our floating rate bank debt through the interest rate swap termination dates. Forward starting interest rate swaps are also used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. In 2015 we entered into a forward starting swap with a notional amount of $50 million to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt in 2016. See Note 8 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Through September 2018, $325 million of our $404 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $404 million at December 31, 2015, a 100 basis point increase in interest rates would have a $0.8 million effect on our interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited the accompanying consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovran Self Storage, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Sovran Self Storage, Inc. changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 25, 2016

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2015	2014
Assets
Investment in storage facilities:
Land	$480,176	$397,642
Building, equipment, and construction in progress	2,011,526	1,780,341

	2,491,702	2,177,983
Less: accumulated depreciation	(465,195)	(411,701)

Investment in storage facilities, net	2,026,507	1,766,282
Cash and cash equivalents	7,032	8,543
Accounts receivable	6,805	5,758
Receivable from unconsolidated joint ventures	929	583
Investment in unconsolidated joint ventures	62,520	57,803
Prepaid expenses	5,431	6,533
Fair value of interest rate swap agreements	550	—
Other assets	12,398	9,298

Total Assets	$2,122,172	$1,854,800

Liabilities
Line of credit	$79,000	$49,000
Term notes	750,000	750,000
Accounts payable and accrued liabilities	47,839	43,551
Deferred revenue	7,511	7,290
Fair value of interest rate swap agreements	15,343	13,341
Mortgages payable	1,993	2,127

Total Liabilities	901,686	865,309
Noncontrolling redeemable Operating Partnership Units at redemption value	18,171	13,622

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 36,710,673 shares outstanding at December 31, 2015 (34,105,955 at December 31, 2014)	367	341
Additional paid-in capital	1,388,343	1,156,225
Dividends in excess of net income	(171,980)	(167,692)
Accumulated other comprehensive loss	(14,415)	(13,005)

Total Shareholders’ Equity	1,202,315	975,869

Total Liabilities and Shareholders’ Equity	$2,122,172	$1,854,800

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Revenues
Rental income	$338,435	$302,044	$253,384
Other operating income	28,167	24,036	20,123

Total operating revenues	366,602	326,080	273,507
Expenses
Property operations and maintenance	81,915	75,333	66,119
Real estate taxes	36,563	32,097	26,496
General and administrative	38,659	35,222	30,136
Acquisition costs	2,991	7,359	3,129
Operating leases of storage facilities	683	7,987	1,331
Depreciation and amortization	58,506	51,749	45,233

Total operating expenses	219,317	209,747	172,444

Income from operations	147,285	116,333	101,063

Other income (expenses)

Interest expense	(37,124)	(34,578)	(32,000)
Interest income	5	40	40
(Loss) gain on sale of storage facilities	(494)	5,176	—
Gain on sale of real estate	—	—	421
Equity in income of joint ventures	3,405	2,086	1,948

Income from continuing operations	113,077	89,057	71,472
Income from discontinued operations (including a gain on disposal of $2,431 in 2013)	—	—	3,123

Net income	113,077	89,057	74,595
Net income attributable to noncontrolling interest	(553)	(526)	(469)

Net income attributable to common shareholders	$112,524	$88,531	$74,126

Earnings per common share attributable to common shareholders - basic
Continuing operations	$3.18	$2.68	$2.27
Discontinued operations	—	—	0.10

Earnings per share - basic	$3.18	$2.68	$2.37

Earnings per common share attributable to common shareholders - diluted
Continuing operations	$3.16	$2.67	$2.26
Discontinued operations	—	—	0.10

Earnings per share - diluted	$3.16	$2.67	$2.36

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Net income	$113,077	$89,057	$74,595
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(1,410)	(6,603)	8,840

Total comprehensive income	111,667	82,454	83,435
Comprehensive income attributable to noncontrolling interest	(546)	(487)	(525)

Comprehensive income attributable to common shareholders	$111,121	$81,967	$82,910

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance January1, 2013	30,446,620	$304	$916,441	$(172,773)	$(15,242)	$728,730
Net proceeds from the issuance of common stock	1,667,819	17	107,810	—	—	107,827
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	68,957	1	4,677	—	—	4,678
Exercise of stock options	160,515	1	7,016	—	—	7,017
Issuance of non-vested stock	189,080	2	(2)	—	—	—
Earned portion of non-vested stock	—	—	2,876	—	—	2,876
Stock option expense	—	—	301	—	—	301
Deferred compensation outside directors	—	—	118	—	—	118
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(1)	—	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(524)	—	(524)
Net income attributable to common shareholders	—	—	—	74,126	—	74,126
Change in fair value of derivatives	—	—	—	—	8,840	8,840
Dividends	—	—	—	(63,279)	—	(63,279)

Balance December 31, 2013	32,532,991	325	1,039,236	(162,450)	(6,402)	870,709
Net proceeds from the issuance of common stock	1,283,505	13	98,968	—	—	98,981
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	171,854	2	12,447	—	—	12,449
Exercise of stock options	27,462	—	1,245	—	—	1,245
Issuance of non-vested stock	90,143	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	4,556	—	—	4,556
Stock option expense	—	—	223	—	—	223
Deferred compensation outside directors	—	—	121	—	—	121
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(570)	—	—	(570)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(3,738)	—	(3,738)
Net income attributable to common shareholders	—	—	—	88,531	—	88,531
Change in fair value of derivatives	—	—	—	—	(6,603)	(6,603)
Dividends	—	—	—	(90,035)	—	(90,035)

Balance December 31, 2014	34,105,955	341	1,156,225	(167,692)	(13,005)	975,869
Net proceeds from the issuance of common stock	2,329,911	23	210,119	—	—	210,142
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	151,246	1	13,925	—	—	13,926
Exercise of stock options	30,900	1	1,632	—	—	1,633
Issuance of non-vested stock	64,244	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	6,254	—	—	6,254
Stock option expense	—	—	210	—	—	210
Deferred compensation outside directors	28,417	—	59	—	—	59
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(80)	—	—	(80)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(3,328)	—	(3,328)
Net income attributable to common shareholders	—	—	—	112,524	—	112,524
Change in fair value of derivatives	—	—	—	—	(1,410)	(1,410)
Dividends	—	—	—	(113,484)	—	(113,484)

Balance December 31, 2015	36,710,673	$367	$1,388,343	$(171,980)	$(14,415)	$1,202,315

See notes to consolidated financial statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Operating Activities
Net income	$113,077	$89,057	$74,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,506	51,749	45,546
Amortization of deferred financing fees	1,184	942	834
Loss (gain) on sale of storage facilities	494	(5,176)	—
Gain on disposal of discontinued operations	—	—	(2,431)
Gain on sale of real estate	—	—	(421)
Equity in (income) losses of joint ventures	(3,405)	(2,086)	(1,948)
Distributions from unconsolidated joint venture	4,821	3,123	2,630
Non-vested stock earned	6,313	4,677	2,994
Stock option expense	210	223	301
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,038)	(606)	(1,659)
Prepaid expenses	1,144	(457)	(810)
(Advances to) receipts from joint ventures	(346)	590	(27)
Accounts payable and other liabilities	5,847	5,187	1,079
Deferred revenue	(597)	(1,155)	(37)

Net cash provided by operating activities	186,210	146,068	120,646
Investing Activities
Acquisition of storage facilities	(280,010)	(281,731)	(94,759)
Improvements, equipment additions, and construction in progress	(41,739)	(35,097)	(33,889)
Net proceeds from the sale of storage facilities	4,646	11,191	—
Net proceeds from the disposal of discontinued operations	—	—	11,741
Net proceeds from the sale of real estate	—	—	4,866
Investment in unconsolidated joint ventures	(6,151)	(28,650)	(4,237)
Return of capital from unconsolidated joint ventures	—	—	7,360
Property deposits	(5,435)	(706)	(5,427)

Net cash used in investing activities	(328,689)	(334,993)	(114,345)
Financing Activities
Net proceeds from sale of common stock	225,701	112,676	119,522
Proceeds from line of credit	330,000	202,000	152,000
Proceeds from term notes	—	175,000	325,000
Repayment of line of credit	(300,000)	(202,000)	(208,000)
Repayment of term notes	—	—	(325,000)
Financing costs	—	(3,001)	(1,554)
Dividends paid - common stock	(113,039)	(90,035)	(63,279)
Distributions to noncontrolling interest holders	(555)	(541)	(402)
Redemption of operating partnership units	(1,005)	(6,028)	(322)
Mortgage principal payments	(134)	(127)	(1,997)

Net cash provided by (used in) financing activities	140,968	187,944	(4,032)

Net (decrease) increase in cash	(1,511)	(981)	2,269
Cash at beginning of period	8,543	9,524	7,255

Cash at end of period	$7,032	$8,543	$9,524

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$35,926	$31,764	$32,909
Cash paid for income taxes, net of refunds	$1,084	$665	$778

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

DECEMBER 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At December 31, 2015, we had an ownership interest in, and/or managed 542 self-storage properties in 25 states under the name Uncle Bob’s Self Storage ®. Among our 542 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 21 properties that we manage and have no ownership interest. Approximately 41% of the Company’s revenue is derived from stores in the states of Texas and Florida. In addition, approximately 11% of the Company’s revenue is derived from the Houston, Texas market.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2015. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

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

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2015, there were 168,866 noncontrolling redeemable operating partnership Units outstanding (155,484 at December 31, 2014). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at December 31, 2015 and 2014, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(Dollars in thousands)	2015	2014
Beginning balance noncontrolling redeemable Operating Partnership Units	$13,622	$12,940
Redemption of Operating Partnership Units	(1,005)	(6,028)
Redemption value in excess of carrying value	80	570
Issuance of Operating Partnership Units	2,148	2,417
Net income attributable to noncontrolling interests – consolidated joint venture	553	526
Distributions	(555)	(541)
Adjustment to redemption value	3,328	3,738

Ending balance noncontrolling redeemable Operating Partnership Units	$18,171	$13,622

In 2015 the Company issued 23,382 Units with a fair value of $2.1 million to acquire one self-storage property. In 2014 the Company issued 28,481 Units with a fair value of $2.4 million to acquire one self-storage property. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include $12,000 and $6,000 held in escrow for an encumbered property at December 31, 2015 and 2014, respectively.

Accounts Receivable: Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.4 million, $0.5 million and $0.4 million at December 31, 2015, 2014 and 2013, respectively.

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

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2015, 2014, and 2013, advertising costs were $7.3 million, $6.2 million, and $5.4 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance administrative fees, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2015, 2014, and 2013, $3.0 million, $7.4 million and $3.1 million of acquisition related costs were incurred and expensed, respectively.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2015, 2014, and 2013 was $0.1 million, $0.1 million and $0.1 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flow is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2015, 2014 and 2013, no assets had been determined to be impaired under this policy.

In general, sales of real estate and related profits / losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred.

Other Assets: Included in other assets are net deferred financing costs, property deposits, and the value placed on in-place customer leases at the time of acquisition. The gross deferred financing costs were $8.2 million at December 31, 2015, and 2014, respectively. Accumulated amortization on gross deferred financing costs was approximately $3.0 million and $1.9 million at December 31, 2015, and 2014, respectively. Deferred financing costs are amortized over the terms of the related debt. Property deposits at December 31, 2015 and 2014 were $5.9 million and $0.8 million, respectively.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is disclosed in Note 9. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

Amortization expense related to deferred financing costs was $1.2 million, $0.9 million and $0.8 million for the periods ended December 31, 2015, 2014 and 2013, respectively, and is included in interest expense in the consolidated statement of operations.

Investment in Unconsolidated Joint Ventures: The Company’s investment in unconsolidated joint ventures, where the Company has significant influence, but not control and joint ventures which are variable interest entities in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in unconsolidated joint ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of unconsolidated joint ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated joint ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets), in which case it is reported as an investing activity.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded federal and state income tax expense of $1.3 million, $0.9 million and $0.9 million, respectively. The 2015 income tax expense includes current expense of $0.7 million and deferred tax expense of $0.6 million. At December 31, 2015 and 2014, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2015 and 2014, the Company had no interest or penalties related to uncertain tax provisions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities, and the prepaid taxes are classified within prepaid expenses in the consolidated balance sheet. As of December 31, 2015, the Company’s taxable REIT subsidiary has current prepaid taxes of $0.2 million and a deferred tax liability of $1.2 million. As of December 31, 2014, the Company’s taxable REIT subsidiary had current prepaid taxes of $0.5 million and a deferred tax liability of $1.3 million.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU is effective for annual reporting periods beginning after December 15, 2015 including interim periods within that reporting period. ASU 2015-02 amends the current consolidation model specifically as it relates to variable interest entities (“VIE’s”) and provides reporting entities with a revised consolidation analysis procedure. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

During April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to a reduction of liabilities on our consolidated balance sheets.

ASU No. 2015-03 was amended in August 2015 by ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30)—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” to add to the Codification SEC staff guidance that the SEC staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. The SEC Observer to the Emerging Issues Task Force announced the staff guidance in response to questions that arose after the FASB issued ASU No. 2015-03.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company is still evaluating the impact that the adoption of ASU 2015-16 will have on its consolidated financial statements.

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

The Company recorded compensation expense (included in general and administrative expense) of $210,000, $223,000 and $301,000 related to stock options and $6.3 million, $4.6 million and $2.9 million related to amortization of non-vested stock grants for the years ended December 31, 2015, 2014 and 2013, respectively. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during 2015 are as follows:

Weighted Average
Expected life (years)	4.50
Risk free interest rate	1.57%
Expected volatility	19.90%
Expected dividend yield	3.71%
Fair value	$9.90

The weighted-average fair value of options granted during the years ended December 31, 2014 and 2013, were $10.04 and $13.95, respectively.

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

During 2015, 2014 and 2013, the Company issued performance based non-vested stock awards to certain executives. The fair value for the performance based awards in 2015, 2014 and 2013 was estimated at the time the awards were granted using a Monte Carlo pricing model applying the following assumptions:

	2015	2014	2013
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	1.33%	1.18%	0.64%
Expected volatility	18.88%	18.42%	24.78%
Fair value	$101.43	$46.95	$35.32

The Monte Carlo pricing model was not used to value any other 2015, 2014 and 2013 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

Reclassification: As noted below, certain amounts in the 2014 and 2013 financial statements have been reclassified to conform with the current year presentation.

Internet advertising expense, which had been included in the general and administrative expense line in prior year financial statements, has been reclassified to property operations and maintenance expense to conform with the current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. The amount of internet advertising expense that was reclassified for the years December 31, 2014 and 2013 was $5,570 and $4,803, respectively (dollars in thousands).

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

3. EARNINGS PER SHARE

The Company reports earnings per share data in accordance with ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company has calculated its basic and diluted earnings per share using the two-class method. The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Numerator:
Net income from continuing operations attributable to common shareholders	$112,524	$88,531	$71,023
Denominator:
Denominator for basic earnings per share - weighted average shares	35,379	33,019	31,297
Effect of Dilutive Securities:
Stock options and non-vested stock	222	172	156

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	35,601	33,191	31,453
Basic Earnings per Common Share from continuing operations attributable to common shareholders	$3.18	$2.68	$2.27
Basic Earnings per Common Share attributable to common shareholders	$3.18	$2.68	$2.37
Diluted Earnings per Common Share from continuing operations attributable to common shareholders	$3.16	$2.67	$2.26
Diluted Earnings per Common Share attributable to common shareholders	$3.16	$2.67	$2.36

Not included in the effect of dilutive securities above are 5,500 stock options and 152,835 unvested restricted shares for the year ended December 31, 2015; and 5,000 stock options and 151,474 unvested restricted shares for the year ended December 31, 2014; and 2,000 stock options and 112,664 unvested restricted shares for the year ended December 31, 2013, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2015 and December 31, 2014.

(Dollars in thousands)	2015	2014
Cost:
Beginning balance	$2,177,983	$1,864,637
Acquisition of storage facilities	278,572	286,691
Improvements and equipment additions	39,807	40,137
Increase (decrease) in construction in progress	2,239	(5,040)
Dispositions and impairments	(6,899)	(8,442)

Ending balance	$2,491,702	$2,177,983

Accumulated Depreciation:
Beginning balance	$411,701	$366,472
Additions during the year	55,101	47,656
Dispositions and impairments	(1,607)	(2,427)

Ending balance	$465,195	$411,701

The Company acquired 27 facilities during 2015. The four facilities acquired in Connecticut and New York on February 2, 2015 had been leased by the Company since November 1, 2013. The acquisitions of these four stores and three stores that were acquired at certificate of occupancy were accounted for as asset acquisitions. The cost of these seven stores, including closing costs, was assigned to their land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 20 storage facilities acquired in 2015, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.” The purchase price of the 27 facilities acquired in 2015 and the 33 facilities acquired in 2014 has been assigned as follows (as of December 31, 2015 the purchase price assignments relating to the facilities acquired during the second half of 2015 are preliminary):

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2015
Connecticut	2	2/2/2015	$61,116	$62,377	$—	$(1,261)	$19,389	$41,727	$—	$—
New York	2	2/2/2015	57,900	59,103	—	(1,203)	10,084	47,816	—	—
Illinois	1	2/5/2015	6,800	6,652	—	148	2,579	4,066	155	146
Illinois	1	3/9/2015	8,690	6,466	2,148	76	1,719	6,971	—	—
Florida	1	4/1/2015	6,290	6,236	—	54	1,793	4,382	115	359
Texas	1	4/16/2015	8,800	8,713	—	87	3,864	4,777	159	140
Florida	1	4/21/2015	8,750	8,687	—	63	2,118	6,501	131	122
Florida	4	5/1/2015	32,465	32,279	—	186	12,184	19,672	609	516
Arizona	1	6/16/2015	7,904	7,904	—	—	852	7,052	—	—
Massachusetts	1	6/19/2015	10,291	10,286	—	5	2,110	8,181	—	—
New York	4	8/25/2015	17,900	17,690	—	210	4,685	12,826	389	409
North Carolina	1	9/1/2015	3,775	3,762	—	13	718	2,977	80	80
South Carolina	6	9/1/2015	44,000	43,564	—	436	17,461	25,644	895	684
Pennsylvania	1	12/30/2015	6,550	6,541	—	9	1,926	4,498	126	190

Total acquired 2015	27		$281,231	$280,260	$2,148	$(1,177)	$81,482	$197,090	$2,659	$2,646

2014
Florida	2	1/9/2014	$54,000	$53,599	$—	$401	$23,309	$29,867	$824	$1,674
Texas	1	1/17/2014	9,000	8,962	—	38	3,999	4,856	145	216
Texas	1	2/10/2014	8,900	8,857	—	43	2,235	6,564	101	204
Maine	2	2/11/2014	14,750	14,602	—	148	2,639	11,824	287	409
Illinois	1	3/31/2014	8,700	8,582	—	118	1,837	6,724	139	224
Illinois	1	5/5/2014	5,500	5,487	—	13	598	4,902	—	45
Texas	1	5/13/2014	6,075	6,017	—	58	2,000	3,935	140	181
Missouri	7	5/22/2014	35,050	34,786	—	264	9,420	24,835	795	622
New Jersey	1	6/5/2014	12,600	12,526	—	74	5,161	7,201	238	281
New York	1	6/11/2014	8,000	7,988	—	12	1,741	6,106	153	202
New Jersey	1	6/12/2014	2,500	2,431	—	69	—	2,319	181	64
Georgia	1	6/12/2014	7,700	7,616	—	84	2,263	5,293	144	179
New Jersey	3	6/18/2014	18,325	18,221	—	104	2,543	15,377	405	542
New Jersey	1	7/10/2014	11,590	11,572	—	18	1,512	9,880	198	321
Florida	1	8/28/2014	10,200	10,111	—	89	2,958	7,055	187	184
Virginia	1	9/5/2014	6,400	6,373	—	27	2,349	3,947	104	267
Texas	1	9/10/2014	11,200	11,046	—	154	2,658	8,299	243	196
Tennessee	1	9/18/2014	6,550	6,535	—	15	759	5,749	42	144
Louisiana	1	10/10/2014	16,750	16,630	—	120	5,771	10,697	282	238
Florida	1	10/21/2014	11,250	11,119	—	131	6,091	4,971	188	495
Texas	1	10/28/2014	13,125	13,095	—	30	4,196	8,721	208	267
Illinois	1	11/14/2014	5,750	3,239	2,417	94	889	4,850	11	206
Texas	1	12/18/2014	8,000	7,937	—	63	1,598	6,193	209	197

Total acquired 2014	33		$291,915	$287,331	$2,417	$2,167	$86,526	$200,165	$5,224	$7,358

All of the properties acquired were purchased from unrelated third parties. The operating results of the four facilities which had been leased since November 1, 2013 have been included in the Company’s operations since that date. The operating results of the other facilities acquired have been included in the Company’s operations since the respective acquisition dates. Of the $280.3 million paid at closing for the properties acquired during 2015, $250,000 represented deposits that were paid in 2014 when certain of these properties originally went under contract. In addition to the closing costs expensed on 2015 acquisitions, the Company also incurred $345,000 of acquisition costs in 2015 related to facilities acquired in 2016. Non-cash investing activities during 2015 include the issuance of $2.1 million in Operating Partnership Units, the assumption of $1.3 million of other net liabilities and $2.5 million for the settlement of a straight-line rent liability in connection with the acquisition of self-storage facilities.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

(Dollars in thousands)	2015	2014
In-place customer leases	$22,320	$19,867
Accumulated amortization	(21,017)	(17,663)

Net carrying value at December 31,	$1,303	$2,204

Amortization expense related to in-place customer leases was $3.4 million, $4.1 million, and $3.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization expense on 2015 acquisitions is expected to be $1.3 million in 2016.

As noted above, during 2014, the Company acquired 33 properties. The following unaudited pro forma information is based on the combined historical financial statements of the Company and the 33 properties acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2013:

(dollars in thousands)	2015	2014	2013
Total revenues	$366,602	$337,168	$300,589
Net income attributable to common shareholders	$114,733	$99,093	$63,098
Earnings per common share Basic	$3.24	$2.94	$1.87
Diluted	$3.22	$2.93	$1.86

Property Dispositions

During 2015 the Company sold three non-strategic properties purchased in 2014 and 2015 with a carrying value of $5.1 million and received cash proceeds of $4.6 million, resulting in a $0.5 million loss on sale. During 2014 the Company sold two properties with a carrying value of $5.8 million and received cash proceeds of $11.0 million, resulting in a $5.2 million gain on sale. The following table summarizes the revenues and expenses up to the dates of sale of the five properties sold in 2015 and 2014 that are included in the Company’s consolidated statements of operations for 2015, 2014 and 2013.

(dollars in thousands)	2015	2014	2013
Total revenues	$235	$1,422	$1,480
Property operations and maintenance expense	(114)	(332)	(362)
Real estate tax expense	(18)	(180)	(187)
Depreciation and amortization expense	(81)	(169)	(179)
(Loss) gain on sale of storage facilities	(494)	5,176	—

	$(472)	$5,917	$752

5. DISCONTINUED OPERATIONS

In the 4th quarter of 2013, the Company sold four non-strategic storage facilities in Florida (2), Ohio (1), and Virginia (1) for net proceeds of approximately $11.7 million resulting in a gain of approximately $2.4 million. The operations of these facilities and the loss or gain on sale are reported as discontinued operations. Cash flows of discontinued operations have not been segregated from the cash flows of continuing operations on the accompanying consolidated statement of cash flows for the years ended December 31, 2013. The Company did not report any dispositions of facilities as discontinued operations in 2015 or 2014. The following is a summary of the amounts reported as discontinued operations in 2013:

Year Ended December 31,
(dollars in thousands)	2013
Total revenue	$1,726
Property operations and maintenance expense	(576)
Real estate tax expense	(145)
Depreciation and amortization expense	(313)
Net realized gain (loss) on sale of property	2,431

Total income from discontinued operations	$3,123

Income from continuing operations attributable to common shareholders was $71.0 million in 2013. Income from discontinued operations attributable to common shareholders was $3.1 million in 2013.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Dec. 31, 2015	Dec. 31, 2014
Revolving line of credit borrowings	$79,000	$49,000
Term note due April 13, 2016	150,000	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000

Total term notes payable	$750,000	$750,000

On December 10, 2014, the Company amended its existing unsecured credit agreement. As part of the amended agreement, the Company increased its revolving credit limit from $175 million to $300 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2015 the margin is 1.30%), and requires a 0.20% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2015 the margin is 1.40%). The interest rate at December 31, 2015 on the Company’s line of credit was approximately 1.72% (1.46% at December 31, 2014). At December 31, 2015, there was $221 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019. The amended agreement also provides for an increase in the revolving credit facility and the bank term notes at the Company’s request to an aggregate amount up to $850 million. In January 2016, the Company exercised the expansion feature and increased the revolving credit limit from $300 million to $500 million.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2015, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2015 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2015 and 2014 consist of the following:

(dollars in thousands)	December 31, 2015	December 31, 2014
5.99% mortgage notes due May 1, 2026, secured by 1 self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.20%)	1,993	2,127

Total mortgages payable	$1,993	$2,127

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2015. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.30% (1.72% at December 31, 2015)	—	—	—	$79,000	—	—	$79,000	$79,000
Notes Payable:
Term note - fixed rate 6.38%	$150,000	—	—	—	—	—	$150,000	$156,962
Term note - variable rate LIBOR+1.40% (1.70% at December 31, 2015)	—	—	—	—	325,000	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$111,988
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$175,295
Mortgage note - fixed rate 5.99%	$142	$151	$160	$170	$181	$1,189	$1,993	$2,147
Interest rate derivatives - asset	—	—	—	—	—	—	—	$(550)
Interest rate derivatives - liability	—	—	—	—	—	—	—	$15,343

8. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps require the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. Forward starting interest rate swaps are also used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis in 2015, 2014, and 2013.

The Company has interest rate swap agreements in effect at December 31, 2015 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt, and a $50 million notional pre-issuance swap agreement to hedge the risk of changes in interest-related cash outflows associated with a potential issuance of long-term debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR
$50 Million	5/31/16	5/31/2026	2.1560%	3 month LIBOR

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During 2015, 2014, and 2013, the net reclassification from AOCL to interest expense was $5.2 million, $5.5 million and $5.3 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.6 million in 2016. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $550,000 and a liability of $15.3 million at December 31, 2015, and a liability of $13.3 million at December 31, 2014.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of December 31, 2015, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under the agreements at their net termination value of $14.8 million.

The changes in AOCL for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

(dollars in thousands)	Jan. 1, 2015 to Dec. 31, 2015	Jan. 1, 2014 to Dec. 31, 2014	Jan. 1, 2013 to Dec. 31, 2013
Accumulated other comprehensive loss beginning of period	$(13,005)	$(6,402)	$(15,242)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	5,229	5,506	5,299
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	(6,639)	(12,109)	3,541

(Loss) gain included in other comprehensive loss	(1,410)	(6,603)	8,840

Accumulated other comprehensive loss end of period	$(14,415)	$(13,005)	$(6,402)

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

Refer to Note 7 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swaps	550	—	550	—
Interest rate swaps	(15,343)	—	(15,343)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2015, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 20 storage facilities accounted for as business combinations under FASB Topic 805 (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover at its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

10. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) which replaced the expired 2005 Award and Option Plans for the purpose of attracting and retaining the Company’s executive officers and other key employees, such plans being the “Plans”. There were 561,000 shares authorized for issuance under the 2015 Plan. Options granted under the Plans vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2015, options for 77,206 shares were outstanding under the Plans and options for 494,193 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. The Non-employee Plan provides for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2015, 1,396 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2015, options for 18,500 common shares and 15,120 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2015 options for 72,880 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2015		2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	115,606	$48.54	130,568	$44.82	273,248	$43.45
Granted	11,000	91.58	14,000	76.01	8,000	69.90
Exercised	(30,900)	52.87	(27,462)	45.34	(160,515)	43.72
Adjusted / (forfeited)	—	—	(1,500)	40.07	9,835	36.37

Outstanding at end of year	95,706	$52.08	115,606	$48.54	130,568	$44.82
Exercisable at end of year	63,815	$48.73	67,316	$49.18	60,382	$46.85

A summary of the Company’s stock options outstanding at December 31, 2015 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$30.00 – 39.99	1,100	$35.73	1,100	$35.73
$40.00 – 69.99	77,106	$44.67	56,715	$45.00
$70.00 – 91.58	17,500	$85.8	6,000	$86.41

Total	95,706	$52.08	63,815	$48.73

Intrinsic value of outstanding stock options at December 31, 2015	$5,285,460
Intrinsic value of exercisable stock options at December 31, 2015	$3,738,043

The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013, was $1.4 million, $0.9 million, and $3.6 million respectively.

Proceeds from stock options exercised during the years ended December 31, 2015, 2014, and 2013 amounted to $1.6 million, $1.2 million, and $7.0 million respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2015, or the price on the date of exercise for those exercised during the year. As of December 31, 2015, there was approximately $0.1 million of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 0.6 years. The weighted average remaining contractual life of all options is 3.9 years, and for exercisable options is 3.5 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2015, the fair market value of the non-vested stock on the date of grant ranged from $88.84 to $105.46. During 2015, 64,665 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $6.1 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2015		2014		2013
	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	310,463	$51.93	293,196	$49.20	187,535	$37.36
Granted	64,665	94.74	92,665	60.87	189,080	54.78
Vested	(69,187)	60.28	(72,876)	53.11	(83,419)	35.28
Forfeited	(421)	76.07	(2,522)	28.66	—	—

Unvested at end of year	305,520	$59.09	310,463	$51.93	293,196	$49.20

Compensation expense of $6.3 million, $4.6 million and $2.9 million was recognized for the vested portion of non-vested stock grants in 2015, 2014 and 2013, respectively. The fair value of non-vested stock that vested during 2015, 2014 and 2013 was $4.2 million, $3.9 million and $2.9 million, respectively. The total unrecognized compensation cost related to non-vested stock was $14.0 million at December 31, 2015, and the remaining weighted-average period over which this expense will be recognized was 3.3 years.

Performance-based awards

During 2015, the Company granted performance-based awards that entitle the recipients to earn up to 42,538 shares if certain performance criteria are achieved over a three year period. The actual number of shares to be issued will be determined at the end of a three year period, and no performance-based shares were issued in 2015. The Company granted and issued a total of 60,654 and 87,040 performance shares under the Plan during 2014 and 2013, respectively, which are included in the table above. The performance-based awards granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based awards are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2015, compensation expense of $1.9 million (included in the $6.3 million discussed above) was recognized for the performance awards granted in 2013, and 2014. The total unrecognized compensation cost related to non-vested performance awards was $5.0 million at December 31, 2015 and the weighted-average period over which this expense will be recognized is 1.7 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 18,973 units outstanding at December 31, 2015. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense which totaled $0.1 million, $0.1 million and $0.1 million in 2015, 2014 and 2013, respectively.

11. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 25% of the first 4% of gross wages that the employee contributes. Total expense to the Company was approximately $276,000, $192,000, and $78,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

12. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2015 and 2014 was $44.6 million and $45.2 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million in cash to the joint venture as its share of capital required to fund acquisitions. In 2015 the Company contributed an additional $0.4 million in cash to the joint venture as its share of capital required to fund certain capital expenditures and property taxes related to 2014 acquisitions. As of December 31, 2015, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2015 and 2014 was $13.9 million and $12.6 million, respectively. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. In 2015 the Company contributed an additional $1.7 million in cash to the joint venture as its share of capital required to fund the payoff of a mortgage note. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $4.9 million, $3.9 million, and $3.4 million for 2015, 2014, and 2013, respectively. The Company also received an acquisition fee of $0.4 million and $0.1 million, for securing purchases for Sovran HHF and Sovran HHF II in 2014 and 2012, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for 2015, 2014 and 2013 was $3.2 million, $1.9 million, and $1.9 million, respectively.

The Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.5 million at December 31, 2015 and 2014, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2015, 2014, and 2013, the Company’s share of Iskalo Office Holdings, LLC’s income was $189,000, $107,000, and $59,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $1.1 million, $1.0 million and $0.8 million in 2015, 2014, and 2013, respectively.

The Company holds an 85% equity interest in Urban Box Coralway Storage, LLC (Urban Box), a joint venture with an unrelated third party. Urban Box was formed in 2015 and is currently developing a self-storage property in Florida. During 2015, the Company contributed $4.0 million to Urban Box as its share of capital to develop the property, which primarily consists of the acquisition of land in 2015. Urban Box will enter into a non-recourse mortgage loan in order to finance the future development costs. The Company and the other joint venture member have participation rights which require the agreement of both members in order to implement the activities of Urban Box which are most significant to its economic performance. Accordingly, the interest is recorded using the equity method.

The Company will perform property management services for Urban Box in exchange for a management fee based on 6% of property revenues. There were no management fees in 2015.

A summary of the unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2015 is as follows:

(dollars in thousands)	Sovran HHF Storage Holdings LLC	Sovran HHF Storage Holdings II LLC	Iskalo Office Holdings, LLC	Urban Box Coralway Storage, LLC
Balance Sheet Data:
Investment in storage facilities, net	$335,434	$182,592	$—	$3,559
Investment in office building	—	—	5,039	—
Other assets	5,247	3,553	3,166	1,240

Total Assets	$340,681	$186,145	$8,205	$4,799

Due to the Company	$434	$496	$—	$—
Mortgages payable	123,391	91,220	9,020	—
Other liabilities	2,760	1,616	425	32

Total Liabilities	126,585	93,332	9,445	32
Unaffiliated partners’ equity (deficiency)	171,277	78,897	(708)	715
Company equity (deficiency)	42,819	13,916	(532)	4,052

Total Partners’ Equity (Deficiency)	214,096	92,813	(1,240)	4,767

Total Liabilities and Partners’ Equity (Deficiency)	$340,681	$186,145	$8,205	$4,799

Income Statement Data:
Total revenues	$39,847	$29,996	$1,490	$5
Property operating expenses	(12,657)	(9,947)	(593)	(2)
Administrative, management and call center fees	(2,946)	(2,224)	—	—
Depreciation and amortization of customer list	(8,470)	(4,220)	(219)	—
Amortization of financing fees	(215)	(203)	(21)	—
Income tax expense	(176)	(37)	—	—
Interest expense	(5,616)	(4,945)	(271)	—

Net income	$9,767	$8,420	$386	$3

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, Iskalo Office Holdings, LLC or Urban Box.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our cash flows arising from the off-balance sheet arrangements with Sovran HHF, Sovran HHF II, Iskalo Office Holdings, LLC and Urban Box for the three years ended December 31, 2015 are as follows:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Statement of Operations
Other operating income (management fees and acquisition fee income)	$4,889	$4,231	$3,358
General and administrative expenses (corporate office rent)	1,053	1,023	811
Equity in income (losses) of joint ventures	3,405	2,086	1,948
Distributions from unconsolidated joint ventures	4,821	3,123	2,630
(Advances to) receipts from joint ventures	(346)	590	(27)
Investing activities
Investment in unconsolidated joint ventures	(6,151)	(28,650)	(4,237)
Return of capital from unconsolidated joint ventures	—	—	7,360

13. SHAREHOLDERS’ EQUITY

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

During 2015, the Company issued 949,911 shares of common stock under the Equity Program at a weighted average issue price of $96.80 per share, generating net proceeds of $90.6 million after deducting $1.1 million of sales commissions paid to Jefferies, Piper, and HSBC, as well as other expenses of $0.2 million. As of December 31, 2015, the Company had $59.3 million available for issuance under the Equity Program. The Company used the proceeds from the equity programs to fund a portion of the acquisition of 27 storage facilities.

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

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 151,246 shares under the plan in 2015.

14. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$85,408	$90,726	$95,428	$95,040
Income from continuing operations	22,557	28,676	31,661	30,183
Net Income	22,557	28,676	31,661	30,183
Net income attributable to common shareholders	22,451	28,532	31,504	30,037
Net Income Per Share Attributable to Common Shareholders
Basic	$0.65	$0.81	$0.88	$0.83
Diluted	$0.65	$0.80	$0.88	$0.83

	2014 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Operating revenue	$75,457	$80,444	$85,249	$84,930
Income from continuing operations	16,775	20,701	25,743	25,838
Net Income	16,775	20,701	25,743	25,838
Net income attributable to common shareholders	16,673	20,576	25,589	25,693
Net Income Per Share Attributable to Common Shareholders
Basic	$0.51	$0.63	$0.77	$0.76
Diluted	$0.51	$0.62	$0.77	$0.76

15. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

Future minimum lease payments on a building lease and the lease of the Company’s headquarters are as follows (dollars in thousands):

	Building Lease	Corporate Headquarters	Total
2016	$48	$915	$963
2017	48	924	972
2018	48	924	972
2019	51	924	975
2020	52	943	995
Thereafter	159	2,223	2,382

Total	$406	$6,853	$7,259

At December 31, 2015, the Company was under contract to acquire 12 self-storage facilities for cash consideration of approximately $94.4 million. Seven of the properties were acquired in January and February 2016 from unrelated parties for $46.4 million. The Company has not yet determined the assignment of the purchase prices of these seven facilities to the individual assets acquired. These acquisitions were funded with draws on the Company’s line of credit. The following is a summary of the properties under contract at December 31, 2015 (dollars in thousands).

State	No. of Properties	Contract Amount	Acquisition Date
Florida	4	$20,350	Jan. 2016
Florida.	1	8,100
Arizona*	1	9,275	Feb. 2016
Pennsylvania	1	5,750	Feb. 2016
Colorado	1	12,600
Illinois*	1	9,800
Illinois*	1	9,000
S. Carolina*	1	8,430
Florida*	1	11,050	Feb. 2016

	12	$94,355

* Properties purchased or expected to be purchased upon completion of construction.

The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At December 31, 2015, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $15.4 million under these contracts in 2016.

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

16. SUBSEQUENT EVENTS

On January 4, 2016, the Company declared a quarterly dividend of $0.85 per common share. The dividend was paid on January 26, 2016 to shareholders of record on January 20, 2016. The total dividend paid amounted to $31.1 million.

In January and February of 2016 the Company entered contacts with unrelated parties to acquire 22 self-storage properties. The following is a summary of the properties placed under contract in 2016 (dollars in thousands).

State	No. of Properties	Contract Amount	Acquisition Date
California (4), Massachusetts (1), N. Hampshire (5), Texas (3)	13	$186,400	Jan. 2016
California	4	106,750
Connecticut (2), New York (2)	4	41,800
California	1	17,320

	22	$352,270

Thirteen of the properties located in New Hampshire (5), California (4), Texas (3) and Massachusetts (1) were acquired on January 21, 2016. The purchase price was funded through draws on the Company’s line of credit, which draws have been subsequently repaid through proceeds of the Company’s underwritten public offering described below. The purchase of the remaining nine properties by the Company is subject to customary conditions to closing, and there is no assurance that these properties will be acquired.

On January 20, 2016, the Company agreed to issue and sell 2,300,000 shares of the Company’s common stock, par value $.01 per share, plus up to an additional 345,000 shares of common stock pursuant to the underwriters’ option, at a price to the public of $105.75 per share. The underwriters’ exercised their option in full. The offering of 2,645,000 shares of the Company’s common stock closed on January 25, 2016, resulting in net proceeds to the Company of approximately $269.7 million.

On January 4, 2016, the Company increased its line of credit facility from $300 million to $500 million. This increase was pursuant to an expansion feature set forth in the Company’s existing unsecured credit agreement. The other terms of the Company’s line of credit facility were unchanged.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at December 31, 2015. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sovran Self Storage, Inc.

We have audited Sovran Self Storage, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sovran Self Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sovran Self Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovran Self Storage, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Sovran Self Storage, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 25, 2016

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (“2016 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.unclebobs.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Sovran Self Storage, Inc. are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2015 and 2014.

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2015, 2014, and 2013.

(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2015, 2014, and 2013.

(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013.

(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2015, 2014, and 2013 and

(vi)	Notes to Consolidated Financial Statements.

2.	The following financial statement Schedule as of the period ended December 31, 2015 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2015.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of Sovran Self Storage, Inc. (incorporated by reference to Exhibit 3.1 (a) to the Sovran Self Storage, Inc.’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of Sovran Self Storage, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to Sovran Self Storage, Inc.’s Form 8-A filed December 3, 1996).

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of Sovran Self Storage, Inc. classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 to Sovran Self Storage, Inc.’s Form 8-A filed July 29, 1999).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of Sovran Self Storage, Inc. classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed July 12, 2002).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of Sovran Self Storage, Inc. reclassifying shares of Series B Cumulative Redeemable Preferred Stock into Preferred. (incorporated by reference to Exhibit 3.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 31, 2011).

3.6	Bylaws, as amended, of Sovran Self Storage, Inc. (incorporated by reference to Exhibit 3.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed July 17, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Sovran Self Storage, Inc.’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

10.1+	Sovran Self Storage, Inc. 2015 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Report on Form 10-K filed May 11, 2015).

10.2+	Sovran Self Storage, Inc. 2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Report on Form 10-K filed February 28, 2012).

10.3+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, and Robert J. Attea (incorporated by reference to Exhibit 10.3 to Sovran Self Storage, Inc.’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Amendment to Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, and Robert J. Attea (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed January 21, 2015).

10.5+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to Sovran Self Storage, Inc.’s Annual Report on Form 10-K filed February 27, 2009).

10.6+	Amendment to Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, and Kenneth F. Myszka (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed January 21, 2015).

10.7+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, and David L. Rogers (incorporated by reference to Exhibit 10.5 to Sovran Self Storage, Inc.’s Annual Report on Form 10-K filed February 27, 2009).

10.8+	Amendment to Employment Agreement between Sovran Self Storage, Inc. and David L. Rogers (incorporated by reference to Exhibit 10.3 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed January 21, 2015).

10.9+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.6 to Sovran Self Storage, Inc.’s Report on Form 10-K filed February 28, 2012).

10.10+	Form of stock option grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.7 to Sovran Self Storage, Inc.’s Report on Form 10-K filed February 28, 2012).

10.11+	Form of restricted stock grant pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed August 6, 2013).

10.12+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 19, 2013).

10.13+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 19, 2013).

10.14+	Deferred Compensation Plan for Directors (incorporated by reference to Sovran Self Storage, Inc.’s Schedule 14A Proxy Statement filed April 8, 2015).

10.15	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed July 20, 2006, SEC File Number 001-13820, Film Number 06971617).

10.16	Agreement of Limited Partnership of Sovran Acquisition Limited Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

10.17	Amendments to the Agreement of Limited Partnership of Sovran Acquisition Limited Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to Sovran Self Storage, Inc.’s Annual Report on Form 10-K filed February 27, 2009).

10.18	Sixth Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 10, 2014 among Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership, Wells Fargo Bank, National Association, Manufacturers and Traders Trust Company and certain other lenders a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, HSBC Bank USA, National Association, PNC Bank, National Association, and SunTrust Bank as co-documentation agents, for themselves and the other Lenders (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 15, 2014).

10.19	Agreement Regarding Revolving Credit Commitment Increases and First Amendment to Credit Agreement dated January 4, 2016 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Manufacturers & Traders Trust Company, as Administrative Agent, and various other financial institutions (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed January 4, 2016).

10.20	Note Purchase Agreement dated as of August 5, 2011 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers of $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed August 8, 2011).

10.21	$150 million, 6.38% Senior Guaranteed Notes, Series C due April 26, 2016 (incorporated by reference to Exhibit 10.27 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 1, 2006, SEC File Number 001-13820, Film Number 06795352).

10.22	Note Purchase Agreement dated as of April 8, 2014 among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and the institutions named in Schedule A thereto as purchasers of $175 million, 4.533% Senior Guaranteed Notes, Series E due April 8, 2024 (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed April 9, 2014).

10.23	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 1.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 12, 2014).

10.24	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Jefferies LLC, as agent (incorporated by reference to Exhibit 1.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 12, 2014).

10.25	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and SunTrust Robinson Humphrey, as agent (incorporated by reference to Exhibit 1.3 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 12, 2014).

10.26	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and Piper Jaffray & Co, as agent (incorporated by reference to Exhibit 1.4 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 12, 2014).

10.27	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and HSBC Securities (USA) Inc., as agent (incorporated by reference to Exhibit 1.5 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 12, 2014).

10.28	Equity Distribution Agreement dated as of May 12, 2014 by and among Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership, Sovran Holdings, Inc., and BB&T Capital Markets, a division of BB&T Securities, LLC, as agent (incorporated by reference to Exhibit 1.6 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed May 12, 2014).

10.29+	Sovran Self Storage, Inc. 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to Sovran Self Storage, Inc.’s Schedule 14A Proxy Statement filed April 9, 2009).

10.30+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed November 5, 2010).

10.31+	Sovran Self Storage, Inc. Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed February 21, 2012).

10.32+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Andrew Gregoire amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed February 14, 2012).

10.33+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed February 14, 2012).

10.34+	Employment Agreement between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Edward Killeen amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed February 14, 2012).

10.35	Indemnification Agreement dated July 16, 2012 between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed July 17, 2012).

10.36	Indemnification Agreement dated January 30, 2015 between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Arthur L. Havener, Jr., a director of the Company (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed February 3, 2015).

10.37	Indemnification Agreement dated January 30, 2015 between Sovran Self Storage, Inc., Sovran Acquisition Limited Partnership and Mark G. Barberio, a director of the Company (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed February 3, 2015).

10.38+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 29, 2014).

10.39+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 29, 2014).

10.40+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to Sovran Self Storage, Inc. 2015 Award and Option Plan (incorporated by reference to Exhibit 10.1 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 22, 2015).

10.41+	Form of Performance-Based Award Notice pursuant to Sovran Self Storage, Inc. 2015 Award and Option Plan (incorporated by reference to Exhibit 10.2 to Sovran Self Storage, Inc.’s Current Report on Form 8-K filed December 22, 2015).

12.1*	Statement Re: Computation of Earnings to Fixed Charges of Sovran Self Storage, Inc.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm related to the financial statements of Sovran Self Storage, Inc.

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer of Sovran Self Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer of Sovran Self Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Sovran Self Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL, as follows:

(i)	Consolidated Balance Sheets at December 31, 2015 and 2014;

(ii)	Consolidated Statements of Operations for Years Ended December 31, 2015, 2014, and 2013;

(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2015, 2014, and 2013.

(iv)	Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2015, 2014, and 2013;

(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2015, 2014, and 2013; and

(vi)	Notes to Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVRAN SELF STORAGE, INC.

February 25, 2016	By:	/s/ Andrew J. Gregoire Andrew J. Gregoire, Chief Financial Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Executive Chairman of the Board of Directors and Director	February 25, 2016

/s/ Kenneth F. Myszka Kenneth F. Myszka	President and Director	February 25, 2016

/s/ David L. Rogers David L. Rogers	Chief Executive Officer (Principal Executive Officer)	February 25, 2016

/s/ Andrew J. Gregoire Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/s/ Charles E. Lannon Charles E. Lannon	Director	February 25, 2016

/s/ Stephen R. Rusmisel Stephen R. Rusmisel	Director	February 25, 2016

/s/ Arthur L. Havener, Jr. Arthur L. Havener, Jr.	Director	February 25, 2016

/s/ Mark. G. Barberio Mark G. Barberio	Director	February 25, 2016

Sovran Self Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2015

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		416	1,516	2,276	416	3,792	4,208	1,477	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,645	397	3,069	3,466	1,217	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,496	747	4,159	4,906	1,131	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,546	239	3,656	3,895	1,210	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,745	1,036	5,069	6,105	1,271	1987	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	1,026	779	2,143	2,922	1,150	1985	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,283	483	4,035	4,518	1,676	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	1,012	224	1,820	2,044	900	1988	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	3,474	497	4,931	5,428	1,848	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	660	395	2,064	2,459	1,045	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,869	687	4,062	4,749	977	1985	6/26/1995	5 to 40 years
Columbia	SC		268	1,248	704	268	1,952	2,220	955	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	814	363	2,493	2,856	1,212	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,316	234	3,159	3,393	767	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	652	680	2,268	2,948	1,135	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,937	1,445	5,639	7,084	2,117	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	3,077	444	4,690	5,134	1,592	1986	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,404	649	3,733	4,382	1,703	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	3,938	387	5,340	5,727	1,320	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	956	844	2,977	3,821	1,448	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	680	303	1,782	2,085	858	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,020	517	4,563	5,080	1,187	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	824	321	1,974	2,295	967	1985	6/26/1995	5 to 40 years
Columbia	SC		361	1,331	863	374	2,181	2,555	1,098	1987	6/26/1995	5 to 40 years
Columbia	SC		189	719	1,183	189	1,902	2,091	910	1989	6/26/1995	5 to 40 years
Columbia	SC		488	1,188	2,060	488	3,248	3,736	1,069	1986	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,321	602	3,728	4,330	1,433	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	794	513	2,724	3,237	1,416	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	581	194	1,493	1,687	743	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,058	1,503	4,677	6,180	2,121	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	423	398	1,458	1,856	805	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	569	424	1,583	2,007	812	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,197	483	2,363	2,846	1,028	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	776	308	1,892	2,200	996	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	830	174	1,612	1,786	782	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	806	413	1,805	2,218	994	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,473	306	1,876	2,182	782	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	2,919	479	4,661	5,140	1,770	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	1,788	883	3,892	4,775	1,897	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	973	316	2,444	2,760	1,218	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,618	651	4,561	5,212	2,351	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,318	715	3,013	3,728	1,382	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	2,793	619	3,596	4,215	1,430	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,802	1,376	6,021	7,397	2,737	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	643	244	1,544	1,788	812	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,461	1,591	4,770	6,361	1,393	1986	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,369	612	3,852	4,464	1,105	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,144	256	3,388	3,644	1,404	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,618	313	4,080	4,393	1,359	1984	6/26/1995	5 to 40 years
Norfolk II	VA		278	1,004	453	278	1,457	1,735	782	1989	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,916	385	3,253	3,638	1,326	1990	6/26/1995	5 to 40 years
Birmingham	AL		730	1,725	2,950	730	4,675	5,405	1,412	1990	6/26/1995	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Montgomery	AL		863	2,041	947	863	2,988	3,851	1,520	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	693	326	2,208	2,534	1,113	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,169	369	4,527	4,896	1,758	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,814	720	3,466	4,186	1,103	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	779	226	1,825	2,051	924	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,117	1,088	3,714	4,802	2,022	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,479	526	3,437	3,963	1,552	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	900	672	3,339	4,011	1,672	1988	6/26/1995	5 to 40 years
Jackson	MS		343	1,580	2,508	796	3,635	4,431	1,372	1990	6/26/1995	5 to 40 years
Jackson	MS		209	964	802	209	1,766	1,975	923	1990	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,088	443	2,690	3,133	1,295	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	2,071	1,162	4,825	5,987	2,059	1986	9/29/1995	5 to 40 years
Birmingham	AL		424	1,506	1,177	424	2,683	3,107	1,327	1970	1/16/1996	5 to 40 years
Harrisburg	PA		360	1,641	710	360	2,351	2,711	1,230	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	3,841	692	6,000	6,692	1,906	1985	12/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,512	472	3,222	3,694	1,436	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	436	206	1,347	1,553	775	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	725	413	2,427	2,840	1,359	1991/94	12/28/1995	5 to 40 years
Newport News	VA		442	1,592	1,393	442	2,985	3,427	1,298	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	897	353	2,196	2,549	974	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	919	232	1,782	2,014	831	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	767	766	2,567	3,333	1,259	1985	3/28/1996	5 to 40 years
Dallas-Ft. Worth	TX		442	1,767	403	442	2,170	2,612	1,091	1987	3/29/1996	5 to 40 years
Dallas-Ft. Worth	TX		408	1,662	1,293	408	2,955	3,363	1,352	1986	3/29/1996	5 to 40 years
Dallas-Ft. Worth	TX		328	1,324	455	328	1,779	2,107	886	1986	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,480	436	3,239	3,675	1,428	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,381	289	3,542	3,831	271	2012	3/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,540	671	3,909	4,580	1,653	1983	6/5/1996	5 to 40 years
Montgomery	AL		279	1,014	1,425	433	2,285	2,718	920	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	537	345	1,799	2,144	839	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,823	383	3,553	3,936	753	1986	5/29/1996	5 to 40 years
Lakeland	FL		359	1,287	1,278	359	2,565	2,924	1,249	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,521	297	3,392	3,689	1,464	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	576	310	1,864	2,174	922	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	964	688	2,821	3,509	799	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	683	777	3,453	4,230	1,641	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,317	568	3,345	3,913	1,615	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	836	436	2,471	2,907	1,184	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	575	538	2,605	3,143	1,347	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	671	487	2,425	2,912	1,114	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	498	315	1,629	1,944	785	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,284	314	2,397	2,711	1,099	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	2,499	707	4,992	5,699	1,851	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,313	693	4,362	5,055	1,641	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,225	751	6,901	7,652	2,200	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,260	725	4,846	5,571	2,005	1978	1/10/1997	5 to 40 years
Cleveland	OH		637	2,918	2,027	701	4,881	5,582	2,458	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	1,141	495	2,922	3,417	1,398	1979	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,655	761	4,369	5,130	2,061	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	2,916	418	4,837	5,255	1,822	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,500	606	3,664	4,270	1,507	1982	1/10/1997	5 to 40 years
San Antonio	TX		474	1,686	550	504	2,206	2,710	996	1981	1/30/1997	5 to 40 years
San Antonio	TX		346	1,236	577	346	1,813	2,159	825	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,051	432	3,611	4,043	1,528	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	1,464	634	4,029	4,663	1,807	1993/95	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	551	566	2,830	3,396	1,300	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	698	293	2,055	2,348	888	1995	3/26/1997	5 to 40 years
Lynchburg-Lakeside	VA		335	1,342	1,565	335	2,907	3,242	1,224	1982	3/31/1997	5 to 40 years
Lynchburg-Timberlake	VA		328	1,315	1,140	328	2,455	2,783	1,139	1985	3/31/1997	5 to 40 years
Lynchburg-Amherst	VA		155	710	473	152	1,186	1,338	593	1987	3/31/1997	5 to 40 years
Chesapeake	VA		260	1,043	3,483	260	4,526	4,786	1,353	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,446	616	3,279	3,895	854	1984	3/31/1997	5 to 40 years
Delray	FL		491	1,756	761	491	2,517	3,008	1,248	1969	4/11/1997	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Savannah	GA		296	1,196	590	296	1,786	2,082	820	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	696	921	3,978	4,899	1,911	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,308	304	3,519	3,823	1,340	1989	6/4/1997	5 to 40 years
Dallas-Fort Worth	TX		965	3,864	1,626	943	5,512	6,455	2,515	1977	6/30/1997	5 to 40 years
Dallas-Fort Worth	TX		370	1,486	750	370	2,236	2,606	1,111	1975	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	712	1,033	4,465	5,498	2,091	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	607	825	3,339	4,164	1,553	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	474	735	3,903	4,638	1,870	1995	8/21/1997	5 to 40 years
Greensboro-Hilltop	NC		268	1,097	806	231	1,940	2,171	751	1995	9/25/1997	5 to 40 years
Greensboro-StgCch	NC		89	376	1,809	89	2,185	2,274	854	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,128	421	2,934	3,355	1,277	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	469	282	1,772	2,054	836	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	737	637	3,285	3,922	1,521	1984	12/3/1997	5 to 40 years
Chesapeake-Military	VA		542	2,210	491	542	2,701	3,243	1,221	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,274	620	3,806	4,426	1,613	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	478	540	2,689	3,229	1,224	1991	2/5/1998	5 to 40 years
Virginia Beach-Central	VA		864	3,994	1,074	864	5,068	5,932	2,267	1993/95	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	965	1,243	5,984	7,227	2,691	1975	2/5/1998	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	913	709	4,148	4,857	1,963	1985	2/4/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,090	694	2,625	3,319	726	1988	2/9/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	954	843	4,348	5,191	1,929	1989/95	2/4/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	704	397	2,538	2,935	1,155	1993	2/10/1998	5 to 40 years
Lynchburg-Timberlake	VA		488	1,746	730	488	2,476	2,964	1,088	1990/96	2/18/1998	5 to 40 years
Titusville	FL		492	1,990	1,259	688	3,053	3,741	851	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	1,492	733	4,433	5,166	2,049	1979	3/3/1998	5 to 40 years
Providence	RI		345	1,268	2,038	486	3,165	3,651	1,092	1984	6/26/1995	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	620	384	1,991	2,375	958	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,301	414	3,381	3,795	1,188	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,811	464	2,946	3,410	972	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,304	544	3,246	3,790	1,459	1984	3/27/1998	5 to 40 years
Providence	RI		702	2,821	4,028	702	6,849	7,551	2,103	1984/88	3/26/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	914	775	4,017	4,792	1,782	1988/91	4/9/1998	5 to 40 years
Raleigh-Durham	NC		940	3,763	928	940	4,691	5,631	2,091	1990/96	4/9/1998	5 to 40 years
Salem-Policy	NH		742	2,977	584	742	3,561	4,303	1,572	1980	4/7/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,387	569	3,204	3,773	1,368	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,043	633	3,751	4,384	1,436	1986	4/22/1998	5 to 40 years
Melbourne	FL		662	2,654	3,664	662	6,318	6,980	1,378	1985	6/2/1998	5 to 40 years
Jackson	MS		744	3,021	258	744	3,279	4,023	1,471	1995	5/13/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,024	419	5,548	5,967	1,490	1994	5/20/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	642	1,208	5,496	6,704	2,469	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	629	944	4,432	5,376	2,059	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	462	903	4,105	5,008	1,861	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	-1,924	851	4,787	5,638	2,161	1991	7/1/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,743	584	3,461	4,045	1,035	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,484	740	3,981	4,721	1,436	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	273	635	2,575	3,210	1,136	1997	6/19/1998	5 to 40 years
Dallas-Fort Worth	TX		548	1,988	403	548	2,391	2,939	1,051	1997	6/19/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	609	840	3,982	4,822	1,808	1987	8/3/1998	5 to 40 years
San Marcos	TX		324	1,493	2,180	324	3,673	3,997	1,284	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,594	510	4,571	5,081	1,404	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	668	481	2,622	3,103	1,126	1996	6/30/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	888	550	2,886	3,436	1,162	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,735	670	4,142	4,812	1,580	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,446	390	3,016	3,406	1,054	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	605	460	2,247	2,707	1,081	1984	12/1/1998	5 to 40 years
Houston-Katy	TX		507	2,058	1,763	507	3,821	4,328	1,364	1993	12/15/1998	5 to 40 years
Providence	RI		447	1,776	962	447	2,738	3,185	1,184	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,268	556	3,219	3,775	1,507	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	1,258	708	4,118	4,826	1,456	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	949	314	2,044	2,358	971	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,659	188	2,311	2,499	998	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	1,041	963	4,937	5,900	1,976	1994	2/17/1999	5 to 40 years
Phoenix-Gilbert	AZ		651	2,600	1,286	772	3,765	4,537	1,497	1995	5/18/1999	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Phoenix-Glendale	AZ		565	2,596	768	565	3,364	3,929	1,383	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,579	733	3,485	4,218	1,071	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	730	339	2,076	2,415	830	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,073	291	2,099	2,390	771	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	565	354	1,970	2,324	854	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	1,019	453	2,629	3,082	1,140	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,598	872	7,074	7,946	2,160	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	864	849	4,265	5,114	1,799	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	1,958	410	3,584	3,994	1,334	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	988	667	3,361	4,028	1,406	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	617	335	2,138	2,473	884	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	1,299	276	2,611	2,887	944	1998	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,012	633	3,585	4,218	1,360	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	456	633	3,073	3,706	1,281	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	648	384	2,070	2,454	839	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	1,361	254	2,420	2,674	812	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,682	1,981	8,337	10,318	1,870	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,591	966	6,439	7,405	1,103	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	783	841	4,067	4,908	1,184	1993/97	3/2/2001	5 to 40 years
Ft. Myers	FL		787	3,249	716	902	3,850	4,752	1,117	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	710	1,104	4,378	5,482	1,610	1986	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	784	1,091	4,366	5,457	1,553	1984	12/1/2001	5 to 40 years
Columbia	SC		883	3,139	1,434	942	4,514	5,456	1,499	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	1,093	589	3,026	3,615	1,083	1984	12/1/2001	5 to 40 years
Kingsland	GA		470	1,902	3,587	666	5,293	5,959	1,437	1989	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	469	570	2,347	2,917	835	1988	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,365	1,004	6,949	7,953	2,113	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	600	714	3,616	4,330	1,266	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,194	327	2,364	2,691	697	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	791	784	3,697	4,481	1,287	1984	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		394	1,595	451	421	2,019	2,440	717	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	3,876	618	5,184	5,802	1,043	1980	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	671	919	4,367	5,286	1,468	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	455	612	2,923	3,535	987	1999	6/19/2002	5 to 40 years
Houston-League City	TX		689	3,159	638	689	3,797	4,486	1,241	1994/97	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,220	1,119	5,204	6,323	1,572	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	290	407	1,940	2,347	676	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	480	817	3,767	4,584	1,291	1996	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	762	2,207	9,628	11,835	3,238	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	595	1,131	5,159	6,290	1,690	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	444	635	3,362	3,997	1,092	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	498	1,252	6,241	7,493	2,035	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	225	1,039	4,426	5,465	1,399	1995/99	8/26/2003	5 to 40 years
Dallas-Fort Worth	TX		827	3,776	485	827	4,261	5,088	1,314	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	500	2,713	11,513	14,226	3,603	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,866	773	5,036	5,809	1,456	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	334	1,195	5,211	6,406	1,531	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	488	1,103	5,038	6,141	1,535	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,898	1,061	7,325	8,386	2,009	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,011	388	2,651	3,039	742	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	283	1,720	7,269	8,989	2,157	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,559	1,566	7,904	9,470	1,980	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,658	1,365	7,227	8,592	2,133	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	866	1,976	6,794	8,770	2,011	2000	8/5/2004	5 to 40 years
Syracuse - Cicero	NY		527	2,121	866	527	2,987	3,514	887	1988/02	3/16/2005	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	210	1,131	4,819	5,950	1,351	2003	3/15/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	274	612	2,775	3,387	790	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	245	1,612	6,830	8,442	1,975	2002	4/14/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	336	1,215	5,284	6,499	1,450	1997/99	6/6/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	358	1,906	8,084	9,990	2,235	1997	6/1/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	1,654	470	3,556	4,026	902	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	-281	491	1,948	2,439	602	2003	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	534	556	2,799	3,355	783	2003	7/12/2005	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Austin-South 1st	TX		754	3,065	226	754	3,291	4,045	950	2003	7/12/2005	5 to 40 years
Houston-Pinehurst	TX		484	1,977	1,526	484	3,503	3,987	867	2002/04	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	551	811	3,948	4,759	1,099	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,554	719	5,481	6,200	1,124	1984/94	11/15/2005	5 to 40 years
Houston-Cypress	TX		721	2,994	2,299	721	5,293	6,014	1160	2003	1/13/2006	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	613	982	2,791	3,773	709	2001	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	314	596	2,725	3,321	691	2002	1/10/2006	5 to 40 years
Rochester	NY		937	3,779	227	937	4,006	4,943	1029	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,789	707	5,722	6,429	1358	2000	3/9/2006	5 to 40 years
Lafayette	LA		411	1,621	271	411	1,892	2,303	520	1997	4/13/2006	5 to 40 years
Lafayette	LA		463	1,831	190	463	2,021	2,484	529	2001/04	4/13/2006	5 to 40 years
Lafayette	LA		601	2,406	1,414	601	3,820	4,421	952	2002	4/13/2006	5 to 40 years
Lafayette	LA		542	1,319	2,210	542	3,529	4,071	804	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	172	832	3,440	4,272	877	2000	4/26/2006	5 to 40 years
Nashua	NH		617	2,422	565	617	2,987	3,604	745	1989	6/29/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	349	1,270	5,386	6,656	1336	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	325	929	4,001	4,930	969	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	190	696	2,929	3,625	740	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	272	1,220	5,077	6,297	1274	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	361	1,113	4,720	5,833	1181	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,459	766	4,499	5,265	872	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	199	828	3,489	4,317	878	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,382	734	5,249	5,983	966	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	304	899	3,900	4,799	965	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	418	890	3,970	4,860	973	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	183	697	2,894	3,591	722	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	441	1,256	5,387	6,643	1319	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	152	605	2,586	3,191	637	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	208	607	2,636	3,243	652	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	95	1,073	4,371	5,444	1086	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,159	549	3,339	3,888	711	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	143	644	2,685	3,329	669	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	231	963	4,067	5,030	1026	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	1,970	773	5,030	5,803	964	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	371	1,175	4,995	6,170	1194	1998	6/22/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	141	619	2,612	3,231	647	2002	8/7/2006	5 to 40 years
Lafayette	LA		699	2,784	2,002	699	4,786	5,485	1117	1995/99	8/1/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	993	1,158	5,632	6,790	1363	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	510	590	2,871	3,461	673	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	305	694	3,063	3,757	715	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	273	736	3,178	3,914	781	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,350	975	5,204	6,179	947	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	289	0	3,969	3,969	943	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	283	439	2,028	2,467	496	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,040	813	5,253	6,066	1142	2000	10/31/2006	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,477	532	5,596	6,128	770	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	669	437	2,463	2,900	540	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	656	638	3,187	3,825	747	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	420	348	1,764	2,112	389	1998	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	200	323	1,531	1,854	362	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	1,092	316	3,276	3,592	692	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,568	961	6,395	7,356	1122	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	479	375	1,977	2,352	470	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	138	1,003	4,140	5,143	933	1999	3/30/2007	5 to 40 years
Greenville	MS		1,100	4,386	704	1,100	5,090	6,190	1178	1994	1/11/2007	5 to 40 years
Houston-Beaumont	TX		929	3,647	181	930	3,827	4,757	898	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	571	1,537	6,589	8,126	1488	2003/06	3/8/2007	5 to 40 years
Huntsville-Memorial	AL		1,607	6,338	1,001	1,677	7,269	8,946	1545	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	378	1,017	4,390	5,407	1000	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	185	1,423	5,809	7,232	1304	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	350	1,206	5,125	6,331	1125	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	351	1,216	5,170	6,386	1181	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	114	1,301	5,483	6,784	1201	2002/04	6/1/2007	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Huntsville-Madison 2	AL		1,164	4,624	274	1,164	4,898	6,062	1090	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	1,549	1,347	7,022	8,369	1313	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	184	1,029	4,364	5,393	1050	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	210	686	2,942	3,628	680	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	122	1,811	7,274	9,085	1588	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	82	732	3,097	3,829	732	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	256	1,076	4,588	5,664	1011	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	211	885	3,797	4,682	825	2006	6/1/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	373	676	3,058	3,734	721	2003/06	5/21/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	199	742	3,223	3,965	712	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	180	444	1,979	2,423	429	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	107	384	1,655	2,039	345	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	190	437	1,947	2,384	397	2000	12/19/2007	5 to 40 years
Jackson-Ridgeland	MS		1,479	5,965	524	1,479	6,489	7,968	1341	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	169	1,337	5,546	6,883	1137	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	259	852	3,668	4,520	661	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	50	1,047	6,031	7,078	1092	2009	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	132	846	4,227	5,073	562	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	583	961	4,285	5,246	527	2008	12/29/2010	5 to 40 years
Raleigh-Durham	NC		574	3,975	186	575	4,160	4,735	537	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	40	513	5,357	5,870	692	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	118	1,129	4,885	6,014	648	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	70	381	3,645	4,026	477	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	85	965	3,440	4,405	450	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	196	796	9,663	10,459	1134	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	621	885	3,694	4,579	374	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	40	197	2,172	2,369	307	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	81	1,043	8,333	9,376	938	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	330	825	4,531	5,356	548	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	109	693	3,661	4,354	445	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	135	1,243	3,241	4,484	403	2000	9/22/2011	5 to 40 years
Austin-Cedar Park	TX		1,559	2,727	87	1,559	2,814	4,373	356	1998	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,461	691	6,896	7,587	601	2000	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	206	1,012	3,518	4,530	412	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	160	575	3,717	4,292	472	1998	9/22/2011	5 to 40 years
Houston-Pasadena	TX		705	4,223	179	705	4,402	5,107	523	2000	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	185	1,168	2,500	3,668	317	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	316	2,152	3,343	5,495	422	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	198	402	3,800	4,202	434	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	322	1,653	5,269	6,922	596	1984	9/22/2011	5 to 40 years
Houston-Spring	TX		1,474	4,500	105	1,474	4,605	6,079	546	2006	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	116	177	3,339	3,516	403	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	134	1,438	4,717	6,155	550	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	176	272	3,412	3,684	424	2001	9/22/2011	5 to 40 years
Houston-Westheimer Rd	TX		536	2,687	170	536	2,857	3,393	346	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	156	1,478	4,301	5,779	491	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	216	1,315	6,358	7,673	709	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	191	3,189	4,165	7,354	465	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	504	1,049	5,679	6,728	648	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	1,993	2,054	2,138	385	2,054	2,523	4,577	307	1982	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	70	2,848	5,962	8,810	691	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	179	197	4,460	4,657	496	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	117	2,960	12,194	15,154	1109	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	152	1,932	11,758	13,690	1071	1996/2004	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	249	1,940	5,129	7,069	483	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	48	911	5,910	6,821	552	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	55	1,560	6,821	8,381	627	2009	7/18/2012	5 to 40 years
Jacksonville - Middlebg	FL		664	5,719	45	644	5,784	6,428	497	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Pk	FL		772	3,882	68	772	3,950	4,722	349	2007	9/18/2012	5 to 40 years
Jacksonville - St.Augustne	FL		739	3,858	53	739	3,911	4,650	352	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	61	1,384	9,327	10,711	802	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	65	856	4,380	5,236	380	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	87	855	3,925	4,780	345	2007	9/18/2012	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Atlanta - Woodstock	GA		1,342	4,692	70	1,342	4,762	6,104	421	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	185	2,337	5,086	7,423	442	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	141	1,213	3,270	4,483	290	1999/2006	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	96	1,050	5,990	7,040	493	2007	12/10/2012	5 to 40 years
Bradenton	FL		1,501	3,775	126	1,501	3,901	5,402	307	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	80	515	2,360	2,875	191	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	103	1,234	4,121	5,355	321	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	80	1,555	6,058	7,613	473	2000	12/21/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	164	269	3,290	3,559	251	2010	12/31/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	93	910	3,749	4,659	311	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	220	2,593	5,249	7,842	413	2005	12/20/2012	5 to 40 years
Chicago-North Western	IL		1,718	6,466	682	1,798	7,068	8,866	519	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	112	395	3,338	3,733	254	2008	12/20/2012	5 to 40 years
Austin-Cedar Park	TX		1,246	5,740	124	1,246	5,864	7,110	463	2006	12/27/2012	5 to 40 years
Chicago – N. Broadway	IL		2,373	9,869	34	2,373	9,903	12,276	758	2011	12/20/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	89	774	3,416	4,190	270	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	66	632	2,051	2,683	185	2007	12/27/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	178	337	2,183	2,520	177	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	116	2,122	8,851	10,973	631	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	63	1,553	7,249	8,802	516	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	93	1,096	8,369	9,465	512	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	81	2,224	10,183	12,407	618	2009	8/29/2013	5 to 40 years
Colorado Springs	CO		629	5,201	135	629	5,336	5,965	308	2006	9/30/2013	5 to 40 years
Toms River – Rte. 37 W	NJ		1,843	6,544	97	1,843	6,641	8,484	361	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	630	868	5,936	6,804	303	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	85	1,547	5,311	6,858	292	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	112	1,174	8,928	10,102	453	2004	12/30/2013	5 to 40 years
Piscataway - Brunswick	NJ		1,639	10,946	69	1,639	11,015	12,654	555	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	186	7,629	12,104	19,733	617	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	442	15,680	17,962	33,642	926	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	650	3,999	4,947	8,946	268	1998/2002	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	319	2,235	6,588	8,823	339	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	182	2,146	6,600	8,746	327	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	77	493	5,311	5,804	259	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	528	1,837	6,829	8,666	321	2004/2013	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	152	598	4,941	5,539	221	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	430	2,000	4,179	6,179	199	1997	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	418	2,444	6,384	8,828	284	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	311	638	3,829	4,467	171	1998	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	225	2,010	3,769	5,779	162	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	365	508	2,407	2,915	105	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	440	1,989	4,485	6,474	199	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	358	1,538	4,868	6,406	210	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	617	5,161	7,680	12,841	314	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	217	1,741	6,223	7,964	256	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	431	2,263	5,362	7,625	241	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		0	2,292	249	0	2,541	2,541	253	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	383	819	5,117	5,936	194	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	307	1,097	5,925	7,022	231	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	231	626	4,780	5,406	186	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	614	1,512	10,321	11,833	390	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	204	2,958	7,108	10,066	246	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	145	2,349	4,020	6,369	142	2000	9/5/2014	5 to 40 years
San Antonio-Castle Hills	TX		2,658	8,190	350	4,544	6,654	11,198	247	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	175	759	5,783	6,542	190	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	412	5,771	10,787	16,558	353	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	352	6,091	4,993	11,084	158	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	544	4,196	8,918	13,114	273	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	427	889	5,127	6,016	156	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	494	1,599	6,307	7,906	173	2006	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	57	9,747	18,431	28,178	430	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	82	9,642	23,434	33,076	548	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	60	5,153	27,461	32,614	638	2002	2/2/2015	5 to 40 years

					Cost
					Capitalized
					Subsequent to	Gross Amount at Which						Life on which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Long Island - Farmingdale	NY		4,931	20,415	96	4,931	20,511	25,442	480	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	44	2,579	4,110	6,689	98	1986	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	137	1,719	7,108	8,827	154	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami	FL		1,793	4,382	74	1,793	4,456	6,249	87	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	134	3,864	4,911	8,775	86	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	57	2,118	6,558	8,676	114	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	26	1,169	4,435	5,604	76	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal	FL		4,957	6,045	61	4,957	6,106	11,063	106	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	53	3,372	4,259	7,631	74	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	164	2,687	5,176	7,863	88	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	46	852	7,098	7,950	97	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	67	2,110	8,249	10,359	110	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	52	2,711	3,847	6,558	35	2000	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	54	668	2,011	2,679	18	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	26	473	5,394	5,867	47	2005/2011	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	23	834	1,728	2,562	16	2000	8/25/2015	5 to 40 years
Charlotte - Brookshire	NC		718	2,977	339	718	3,316	4,034	27	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	6	7,604	9,092	16,696	79	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	2	2,511	6,149	8,660	55	1999	9/1/2015	5 to 40 years
Columbia VI	SC		3,640	3,452	3	3,640	3,455	7,095	32	2004/2008	9/1/2015	5 to 40 years
Hilton Head - Blufton	SC		3,084	3,192	38	3,084	3,230	6,314	29	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	2	1,926	4,500	6,426	0	2010	12/30/2015	5 to 40 years
Construction in Progress			0	0	6,999	0	6,999	6,999	0	2015
Corporate Office	NY		0	68	27,954	1,631	26,391	28,022	14,701	2000	5/1/2000	5 to 40 years

		$1,993	$465,864	$1,576,411	$449,427	$480,176	$2,011,526	$2,491,702	$465,195

	December 31, 2015	December 31, 2014	December 31, 2013
Cost:
Balance at beginning of period	$2,177,983	$1,864,637	$1,742,354
Additions during period:
Acquisitions through foreclosure	$—	$—	$—
Other acquisitions	278,572	286,691	93,376
Improvements, etc.	42,046	35,097	33,811

	320,618	321,788	127,187
Deductions during period:
Cost of assets disposed	(6,899)	(8,442)	(4,904)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(6,899)	(8,442)	(4,904)

Balance at close of period	$2,491,702	$2,177,983	$1,864,637

Accumulated Depreciation:
Balance at beginning of period	$411,701	$366,472	$324,963
Additions during period:
Depreciation expense	$55,101	$47,656	$41,929

	55,101	47,656	41,929
Deductions during period:
Accumulated depreciation of assets disposed	(1,607)	(2,427)	(420)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(1,607)	(2,427)	(420)

Balance at close of period	$465,195	$411,701	$366,472