Form 10-Q
period 2016-03-31
SOVRAN SELF STORAGE INC
filed 2016-05-04
CIK 944314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2016, 39,444,553 shares of Common Stock, $.01 par value per share, were outstanding.

Part I.	Financial Information

Item 1.	Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2016 (unaudited)	December 31, 2015
Assets
Investment in storage facilities:
Land	$594,879	$480,176
Building, equipment, and construction in progress	2,238,107	2,011,526

	2,832,986	2,491,702
Less: accumulated depreciation	(479,859)	(465,195)

Investment in storage facilities, net	2,353,127	2,026,507
Cash and cash equivalents	6,373	7,032
Accounts receivable	4,203	6,805
Receivable from unconsolidated joint ventures	659	929
Investment in unconsolidated joint ventures	64,985	62,520
Prepaid expenses	7,236	5,431
Fair value of interest rate swap agreements	—	550
Other assets	12,900	9,048

Total Assets	$2,449,483	$2,118,822

Liabilities
Line of credit	$141,000	$79,000
Term notes, net of financing fees	746,831	746,650
Accounts payable and accrued liabilities	38,065	47,839
Deferred revenue	8,138	7,511
Fair value of interest rate swap agreements	26,846	15,343
Mortgages payable	1,959	1,993

Total Liabilities	962,839	898,336

Noncontrolling redeemable Operating Partnership Units at redemption value	24,213	18,171

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 39,399,691 shares outstanding at March 31, 2016 (36,710,673 at December 31, 2015)	394	367
Additional paid-in capital	1,664,549	1,388,343
Dividends in excess of net income	(176,429)	(171,980)
Accumulated other comprehensive loss	(26,511)	(14,415)

Total Shareholders’ Equity	1,462,003	1,202,315
Noncontrolling interest in consolidated subsidiary	428	—

Total Equity	1,462,431	1,202,315

Total Liabilities and Shareholders’ Equity	$2,449,483	$2,118,822

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2016 to March 31, 2016	January 1, 2015 to March 31, 2015

Revenues
Rental income	$91,541	$78,886
Other operating income	7,583	6,522

Total operating revenues	99,124	85,408

Expenses
Property operations and maintenance	22,861	20,559
Real estate taxes	10,547	8,920
General and administrative	10,464	9,406
Acquisition costs	2,384	582
Operating leases of storage facilities	—	683
Depreciation and amortization	16,425	14,181

Total operating expenses	62,681	54,331

Income from operations	36,443	31,077

Other income (expenses)
Interest expense	(9,134)	(9,161)
Interest income	6	2
Loss on sale of storage facility	—	(7)
Equity in income of joint ventures	915	646

Net income	28,230	22,557
Net income attributable to noncontrolling interest in the Operating Partnership	(130)	(106)
Net loss attributable to noncontrolling interest in consolidated subsidiary	239	—

Net income attributable to common shareholders	$28,339	$22,451

Earnings per common share attributable to common shareholders – basic	$0.74	$0.65

Earnings per common share attributable to common shareholders – diluted	$0.73	$0.65

Common shares used in basic earnings per share calculation	38,410,817	34,329,768

Common shares used in diluted earnings per share calculation	38,663,138	34,554,871

Dividends declared per common share	$0.85	$0.75

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2016	2015

Net income	$28,230	$22,557
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(12,096)	(3,987)

Total comprehensive income	16,134	18,570
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(75)	(87)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	239	—

Comprehensive income attributable to common shareholders	$16,298	$18,483

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2016 to March 31, 2016	January 1, 2015 to March 31, 2015
Operating Activities
Net income	$28,230	$22,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,425	14,181
Amortization of deferred financing fees	356	296
Loss on sale of storage facility	—	7
Equity in income of joint ventures	(915)	(646)
Distributions from unconsolidated joint ventures	1,285	1,017
Non-vested stock earned	1,889	1,612
Stock option expense	46	36
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,645	13
Prepaid expenses	(1,789)	(443)
Receipts from (advances to) joint ventures	270	(145)
Accounts payable and other liabilities	(10,080)	(7,887)
Deferred revenue	(439)	342

Net cash provided by operating activities	37,923	30,940

Investing Activities
Acquisitions of storage facilities	(323,548)	(134,040)
Improvements, equipment additions, and construction in progress	(13,797)	(5,335)
Net proceeds from the sale of storage facility	—	711
Investment in unconsolidated joint ventures	(2,845)	(285)
Property deposit	(2,372)	(1,095)

Net cash used in investing activities	(342,562)	(140,044)

Financing Activities
Net proceeds from sale of common stock	274,298	122,631
Proceeds from line of credit	310,000	144,000
Repayments of line of credit	(248,000)	(130,000)
Financing costs	(936)	—
Dividends paid - common stock	(31,204)	(25,609)
Distributions to noncontrolling interest holders	(144)	(117)
Mortgage principal payments	(34)	(32)

Net cash provided by financing activities	303,980	110,873

Net decrease in cash	(659)	1,769
Cash at beginning of period	7,032	8,543

Cash at end of period	$6,373	$10,312

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$5,689	$5,307
Cash (received) paid for income taxes, net of refunds	$(47)	$88

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassification: Certain amounts from the 2015 financial statements have been reclassified to conform with the current year presentation.

2.	ORGANIZATION

Sovran Self Storage, Inc. (the “Company,” “We,” “Our,” or “Sovran”), a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Company commenced operations effective with the completion of its initial public offering. At March 31, 2016, we had an ownership interest in, and/or managed 562 self-storage properties in 26 states under the name Uncle Bob’s Self Storage ®. Among our 562 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 16 properties that we manage and have no ownership interest. Approximately 41% of the Company’s revenue is derived from stores in the states of Texas and Florida. In addition, approximately 10% of the Company’s revenue is derived from the Houston, Texas market.

All of the Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Company (the “Subsidiary”), is the sole general partner of the Operating Partnership; the Company is a limited partner of the Operating Partnership, and through its ownership of the Subsidiary and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2016. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Company, the Operating Partnership, Uncle Bob’s Management, LLC (the Company’s taxable REIT subsidiary), Warehouse Anywhere LLC (an entity owned 60% by Uncle Bob’s Management, LLC), Locke Sovran I, LLC (a wholly-owned subsidiary), and Locke Sovran II, LLC (a wholly-owned subsidiary). All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the consolidated balance sheets are noncontrolling redeemable operating partnership units. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2016, there were 209,638 noncontrolling redeemable operating partnership Units outstanding (168,866 at December 31, 2015). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in dividends in excess of net income. Accordingly, in the accompanying consolidated balance sheet, noncontrolling redeemable Operating Partnership Units are reflected at redemption value at March 31, 2016 and December 31, 2015, equal to the number of Units outstanding multiplied by the fair market value of the Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

(dollars in thousands)	Three Months Ended Mar. 31, 2016

Beginning balance noncontrolling redeemable Operating Partnership Units	$18,171
Issuance of Operating Partnership Units	4,472
Net income attributable to noncontrolling interest in the Operating Partnership	130
Distributions	(144)
Adjustment to redemption value	1,584

Ending balance noncontrolling redeemable Operating Partnership Units	$24,213

In March 2016 the Operating Partnership issued 40,772 Units with a fair market value of $4.5 million to acquire self-storage properties. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

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

For the three months ended March 31, 2016 and 2015, the Company recorded compensation expense (included in general and administrative expense) of $46,000 and $36,000, respectively, related to stock options and $1,866,000 and $1,612,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the three months ended March 31, 2016 and 2015, employees and directors exercised 0 and 9,500 stock options respectively, and 7,185 and 5,234 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the three months ended March 31, 2016.

(dollars in thousands)
Cost:
Beginning balance	$2,491,702
Acquisition of storage facilities	327,408
Improvements and equipment additions	6,651
Additions to consolidated subsidiary	1,815
Net increase in construction in progress	6,106
Dispositions	(696)

Ending balance	$2,832,986

Accumulated Depreciation:
Beginning balance	$465,195
Additions during the period	15,255
Dispositions	(591)

Ending balance	$479,859

The Company acquired 25 facilities during the three months ended March 31, 2016. The acquisition of one store that was acquired at certificate of occupancy was accounted for as an asset acquisition. The cost of this store, including closing costs, was assigned to its land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 24 storage facilities acquired in 2016, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.” The purchase price of the 25 facilities acquired in 2016 has been preliminarily assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2016
Florida	4	1/6/16	$20,350	$20,246	$—	$104	$6,646	$13,339	$365	$366
California	4	1/21/16	78,750	78,562	—	188	27,876	49,860	1,014	327
New Hampshire	5	1/21/16	54,225	53,941	—	284	12,902	40,428	895	569
Massachusetts	1	1/21/16	11,375	11,350	—	25	4,874	6,335	166	64
Texas	3	1/21/16	42,050	41,894	—	156	23,487	18,000	563	247
Arizona	1	2/1/16	9,275	9,261	—	14	988	8,224	63	119
Florida	1	2/12/16	11,274	11,270	—	4	2,294	8,980	—	—
Pennsylvania	1	2/17/16	5,750	5,732	—	18	1,768	3,879	103	147
Colorado	1	2/29/16	12,600	12,549	—	51	4,528	7,915	157	170
California	3	3/16/16	68,832	63,965	4,472	395	22,647	45,371	814	260
California	1	3/17/16	17,320	17,278	—	42	6,728	10,339	253	115

Total acquired 2016	25		$331,801	$326,048	$4,472	$1,281	$114,738	$212,670	$4,393	$2,384

All of the properties acquired were purchased from unrelated third parties. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates. Of the $326.0 million paid at closing for the properties acquired during 2016, $2.5 million represented deposits that were paid in 2015 when certain of these properties originally went under contract. In addition to the closing costs expensed on 2016 acquisitions, the Company also incurred $345,000 of acquisition costs in 2015 related to facilities acquired in 2016. Non-cash investing activities during 2016 include the issuance of $4.5 million in Operating Partnership Units.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s balance sheet as follows:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2016	2015
In-place customer leases	$26,714	$22,320
Accumulated amortization	(22,192)	(21,017)

Net carrying value at the end of period	$4,522	$1,303

Amortization expense related to in-place customer leases was $1.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The Company expects to record $5.2 million and $0.5 million of amortization expense for the years ended December 31, 2016 and 2017, respectively.

During 2016, the Company acquired 25 properties. The following pro forma information is based on the combined historical financial statements of the Company and the 25 properties acquired, and presents the Company’s results as if the acquisitions had occurred as of January 1, 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Total revenues	$101,551	$90,871
Net income attributable to common shareholders	$31,745	$20,173
Earnings per common share
Basic	$0.81	$0.52
Diluted	$0.81	$0.51

The following table summarizes the revenues and earnings related to the 25 properties since the acquisition dates that are included in the Company’s consolidated statements of operations for the three months ended March 31, 2016.

Three months ended March 31, 2016

Total revenues	$3,754
Net loss attributable to common shareholders	$(1,760)

The above net losses attributable to common shareholders were primarily due to the acquisition costs incurred in connection with the 2016 acquisitions.

Property Dispositions

During 2015 the Company sold three non-strategic properties purchased in 2014 and 2015 with a carrying value of $5.1 million and received cash proceeds of $4.6 million, resulting in a $0.5 million loss on sale. The following table summarizes the revenues and expenses up to the dates of sale of the three properties sold in 2015 that are included in the Company’s consolidated statements of operations for 2015.

Jan. 1, 2015
to
(Dollars in thousands)	Mar. 31, 2015
Total revenues	$40
Property operations and maintenance expense	(16)
Real estate tax expense	(5)
Depreciation and amortization expense	(9)
Loss on sale of storage facilities	(7)

$3

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2016	2015
Revolving line of credit borrowings	$141,000	$79,000

Term note due April 26, 2016	150,000	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000

Total term notes payable	$750,000	$750,000

On December 10, 2014, the Company amended its existing unsecured credit agreement. In January 2016, the Company exercised the expansion feature of such credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2016 the margin is 1.10%), and requires a 0.15% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2016 the margin is 1.15%). The interest rate at March 31, 2016 on the Company’s line of credit was approximately 1.53% (1.72% at December 31, 2015). At March 31, 2016, there was $359 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

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

The Company has maintained a $150 million unsecured term note maturing April 26, 2016 bearing interest at 6.38%. The interest rate on the $150 million unsecured term note increases to 8.13% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or the Company’s credit rating is downgraded. The Company used a draw on the line of credit to pay off the balance of this note on April 26, 2016.

During April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update did not cause any material changes to our consolidated financial statements other than the reclassification of $3.2 million and $3.4 million of debt issuance costs from assets to a reduction of term notes on our consolidated balance sheets at March 31, 2016 and 2015, respectively.

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. ASU No. 2015-15 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update did not cause any material changes to our consolidated financial statements.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2016, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2016 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

6.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2016 and December 31, 2015 consist of the following:

(dollars in thousands)	March 31, 2016	December 31, 2015

5.99% mortgage notes due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.24%)	1,959	1,993

Total mortgages payable	$1,959	$1,993

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (1.53% at March 31, 2016)	—	—	—	$141,000	—	—	$141,000	$141,000

Notes Payable:
Term note - fixed rate 6.38%	$150,000	—	—	—	—	—	$150,000	$153,184
Term note - variable rate LIBOR+1.15% (1.59% at March 31, 2016)	—	—	—	—	$325,000	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$112,467
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$186,337
Mortgage note - fixed rate 5.99%	$108	$151	$160	$170	$181	$1,189	$1,959	$2,096
Interest rate derivatives – liability	—	—	—	—	—	—	—	$26,846

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three months ended March 31, 2016, and 2015.

The Company has interest rate swap agreements in effect at March 31, 2016 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt, and $150 million notional pre-issuance swap agreements to hedge the risk of changes in interest-related cash outflows associated with a potential issuance of long-term debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received

$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR
$50 Million	5/31/16	5/31/26	2.1560%	3 month LIBOR
$50 Million	5/31/16	5/31/26	2.1875%	3 month LIBOR
$25 Million	5/31/16	5/31/26	2.0330%	3 month LIBOR
$25 Million	5/31/16	5/31/26	1.9390%	3 month LIBOR

The Company may issue long-term debt in May 2016. The $150 million pre-issuance swap agreements are designated to hedge the risk of interest rate changes associated with this debt issuance. The swaps are intended to be settled on May 31, 2016 and any resulting gain or loss on the swaps at that time will be deferred and recorded as interest expense over the term of the related debt. If the issuance of the debt occurs on a date other than May 31, 2016, there could be ineffectiveness related to the swap agreements which may be recorded as expense at that time.

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2016 and 2015, the net reclassification from AOCL to interest expense was $1.2 million and $1.4 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $10.8 million for the 12 months ended March 31, 2017. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $26.8 million at March 31, 2016, and an asset of $550,000 and a liability of $15.3 million at December 31, 2015.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of March 31, 2016, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under the agreements at their net termination cost of $26.8 million.

The changes in AOCL for the three months ended March 31, 2016 and March 31, 2015 are summarized as follows:

(dollars in thousands)	Jan. 1, 2016 to Mar. 31, 2016	Jan. 1, 2015 to Mar. 31, 2015

Accumulated other comprehensive loss beginning of period	$(14,415)	$(13,005)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,197	1,358
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(13,293)	(5,345)

Loss included in other comprehensive loss	(12,096)	(3,987)

Accumulated other comprehensive loss end of period	$(26,511)	$(16,992)

8.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
March 31, 2016
Interest rate swaps	(26,846)	—	(26,846)	—

December 31, 2015
Interest rate swaps	550	—	550	—
Interest rate swaps	(15,343)	—	(15,343)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2016, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 25 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover at its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2016 and December 31, 2015 was $44.3 million and $44.6 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million in cash to the joint venture as its share of capital required to fund acquisitions. In 2015 the Company contributed an additional $0.4 million in cash to the joint venture as its share of capital required to fund certain capital expenditures and property taxes related to 2014 acquisitions. As of March 31, 2016, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2016 and December 31, 2015 was $13.9 million. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. In 2015 the Company contributed an additional $1.7 million in cash to the joint venture as its share of capital required to fund the payoff of a mortgage note. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.2 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended March 31, 2016 and 2015 was $0.8 million and $0.6 million, respectively.

The Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.5 million at March 31, 2016 and December 31, 2015, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2016, and 2015, the Company’s share of Iskalo Office Holdings, LLC’s income was $59,000 and $58,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.3 million during the three months ended March 31, 2016 and 2015.

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

The Company will perform property management services for Urban Box in exchange for a management fee based on 6% of property revenues. There were no management fees in 2016 or 2015.

The Company holds a 5% equity interest in SNL/Orix 1200 McDonald Ave., LLC (McDonald), a joint venture with an unrelated third party. The joint venture for McDonald was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.3 million of preferred capital to McDonald as its share of capital to develop the property. McDonald will enter into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the McDonald joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the interest is recorded using the equity method.

The Company will perform property management services for McDonald in exchange for a management fee based on property revenues. There were no management fees in 2016 or 2015.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2016 is as follows:

dollars in thousands)

Balance Sheet Data:
Investment in storage facilities, net	$527,662
Investment in office building	5,007
Other assets	17,238

Total Assets	$549,907

Due to the Company	$672
Mortgages payable	223,401
Other liabilities	6,006

Total Liabilities	230,079

Unaffiliated partners’ equity	257,098
Company equity	62,730

Total Partners’ Equity	319,828

Total Liabilities and Partners’ Equity (Deficiency)	$549,907

Income Statement Data:
Total revenues	$18,005
Property operating expenses	(5,951)
Administrative, management and call center fees	(1,303)
Depreciation and amortization of customer list	(3,106)
Amortization of financing fees	(89)
Income tax expense	(58)
Interest expense	(2,574)

Net income	$4,924

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, Iskalo Office Holdings, LLC, Urban Box, or McDonald.

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

For the three months ended March 31, 2016 and 2015, the Company recorded federal and state income tax expense of $0.6 million and $0.4 million, respectively. At March 31, 2016 and 2015, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2016 and 2015, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheet. As of March 31, 2016, the Company’s taxable REIT subsidiary has current prepaid taxes of $0.1 million and a deferred tax liability of $1.3 million. The tax years 2013-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

	Three Months Ended	Three Months Ended
(in thousands except per share data)	Mar. 31, 2016	Mar. 31, 2015
Numerator:
Net income attributable to common shareholders	$28,339	$22,451

Denominator:
Denominator for basic earnings per share – weighted average shares	38,411	34,330
Effect of Dilutive Securities:
Stock options and non-vested stock	252	225

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	38,663	34,555
Basic earnings per common share attributable to common shareholders	$0.74	$0.65

Diluted earnings per common share attributable to common shareholders	$0.73	$0.65

Not included in the effect of dilutive securities above are 130,573 unvested restricted shares for the three months ended March 31, 2016, and 171,220 unvested restricted shares for the three months ended March 31, 2015, because their effect would be antidilutive.

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in total shareholders’ equity for the period:

(dollars in thousands)	Three Months Ended March 31, 2016

Beginning balance of total shareholders’ equity	$1,202,315
Net proceeds from the issuance of common stock	274,298
Exercise of stock options	—
Earned portion of non-vested stock	1,866
Stock option expense	46
Deferred compensation - directors	23
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(1,584)
Net income attributable to common shareholders	28,339
Change in fair value of derivatives	(12,096)
Dividends	(31,204)

Ending balance of total shareholders’ equity	$1,462,003

On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit.

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

During the three months ended March 31, 2016 and 2015, the Company did not issue any shares of common stock under the Equity Program. As of March 31, 2016, the Company had $59.3 million available for issuance under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 44,018 shares under the plan during the three months ended March 31, 2016.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of ASU 2014-12 by the Company did not have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This ASU is effective for annual reporting periods beginning after December 15, 2015 including interim periods within that reporting period. ASU 2015-02 amends the current consolidation model specifically as it relates to variable interest entities (“VIE’s”) and provides reporting entities with a revised consolidation analysis procedure. The adoption of ASU 2015-02 by the Company did not have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-16 by the Company did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”. ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for us on January 1, 2017. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-06 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-07 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-09 will have on its consolidated financial statements.

14.	COMMITMENT AND CONTINGENCIES

At March 31, 2016, the Company was under contract to acquire 13 self-storage facilities for aggregate consideration of approximately $146.4 million. Six of the facilities were acquired in April and May of 2016 for $86.7 million. The Company has not yet determined the assignment of the purchase prices of these six facilities to the individual assets acquired. These acquisitions were funded with draws on the Company’s line of credit. The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

15.	SUBSEQUENT EVENTS

On April 1, 2016, the Company declared a quarterly dividend of $0.95 per common share. The dividend was paid on April 26, 2016 to shareholders of record on April 14, 2016. The total dividend paid amounted to $37.3 million.

On April 26, 2016, the Company repaid the outstanding balance of the maturing $150 million term note with a draw on its line of credit. The line of credit balance outstanding after the funding of this repayment and six acquisitions was $390 million.

On April 13, 2016, the Company entered into a contract to sell 8 self-storage facilities for a total sales price of $35.0 million. The sale of the facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be sold.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2016 THROUGH MARCH 31, 2016, COMPARED TO THE PERIOD JANUARY 1, 2015 THROUGH MARCH 31, 2015

We recorded rental revenues of $91.5 million for the three months ended March 31, 2016, an increase of $12.7 million or 16.0% when compared to rental revenues of $78.9 million for the same period in 2015. Of the increase in rental revenue, $5.1 million resulted from a 6.5% increase in rental revenues at the 428 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2015 and excluding stores not yet stabilized). The increase in same store rental revenues was a result of a 90 basis point increase in average occupancy and a 5.4% increase in rental income per square foot. The remaining increase in rental revenue of $7.6 million resulted from the revenues from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $1.1 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of increased administrative fees earned on customer insurance and an increase in management fees.

Property operations and maintenance expenses increased $2.3 million or 11.2% in the three months ended March 31, 2016 compared to the same period in 2015. The 428 core properties considered in the same store pool experienced a $0.4 million or 1.8% decrease in operating expenses as a result of reduced utilities and snow removal costs. In addition to the same store operating expense decrease, operating expenses increased $2.7 million from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Real estate tax expense increased $1.6 million as a result of a 6.8% increase in property taxes on the 428 same store pool and the inclusion of taxes on the properties acquired in 2016 and 2015.

Net operating income increased $9.8 million or 17.5% as a result of a 9.9% increase in our same store net operating income and the acquisitions completed since January 1, 2015.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the three months ended March 31, 2016 and 2015.

	Three Months ended March 31,
(dollars in thousands)	2016	2015

Net operating income
Same store	$58,877	$53,565
Other stores and management fee income	6,839	2,364

Total net operating income	65,716	55,929

General and administrative	(10,464)	(9,406)
Acquisition related costs	(2,384)	(582)
Operating leases of storage facilities	—	(683)
Depreciation and amortization	(16,425)	(14,181)
Interest expense	(9,134)	(9,161)
Interest income	6	2
Loss on sale of real estate	—	(7)
Equity in income of joint ventures	915	646

Net income	$28,230	$22,557

Our 2016 same store results consist of only those properties that were included in our consolidated results since January 1, 2015, excluding three stores purchased prior to January 1, 2015 that have not yet stabilized. The following table sets forth operating data for our 428 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary
	Three Months ended March 31,		Percentage
(dollars in thousands)	2016	2015	Change
Same store rental income	$83,591	$78,482	6.5%
Same store other operating income	4,578	4,143	10.5%

Total same store operating income	88,169	82,625	6.7%

Payroll and benefits	7,535	7,270	3.6%
Real estate taxes	9,409	8,813	6.8%
Utilities	2,763	3,216	-14.1%
Repairs and maintenance	3,493	3,995	-12.6%
Office and other operating expenses	2,952	2,766	6.7%
Insurance	1,082	1,117	-3.1%
Advertising and yellow pages	306	355	-13.8%
Internet marketing,	1,752	1,528	14.7%

Total same store operating expenses	29,292	29,060	0.8%

Same store net operating income	$58,877	$53,565	9.9%

			Change
Quarterly same store move ins	40,604	42,210	(1,606)
Quarterly same store move outs	37,674	37,424	250

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent.

General and administrative expenses for the three months ended March 31, 2016 increased $1.1 million or 11.2% compared with the three months ended March 31, 2015. The key drivers of the increase were a $0.3 million increase in professional fees, a $0.2 million increase in income taxes, and a $0.2 million increase in salaries and benefits.

Acquisition related costs were $2.4 million in the three months ended March 31, 2016 as a result of the acquisition of 25 stores during that period. Acquisition related costs for the three months ended March 31, 2015 were $0.6 million for the six stores acquired during that period.

The operating lease expense for storage facilities in 2015 relates to leases which commenced in November 2013 with respect to four self storage facilities in New York (2) and Connecticut (2). We completed the purchase of these four facilities on February 2, 2015, which eliminated the lease payment at that time.

Depreciation and amortization expense increased to $16.4 million in the three months ended March 31, 2016 from $14.2 million in the same period of 2015, primarily as a result of depreciation on the properties acquired in 2015 and 2016.

Interest expense remained relatively flat for the three months ended March 31, 2016 as compared to the same period in 2015 as a result of lower interest rates on the slightly higher borrowings.

During the three months ended March 31, 2015 we sold one storage facility in Missouri for net proceeds of approximately $691,000, resulting in a $7,000 loss on sale. There were no sales in the three months ended March 31, 2016.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Mar. 31, 2016	Three Months Ended Mar. 31, 2015

Net income attributable to common shareholders	$28,339	$22,451
Net income attributable to noncontrolling interest	130	106
Depreciation of real estate and amortization of intangible assets	16,034	13,911
Depreciation and amortization from unconsolidated joint ventures	573	618
Loss on sale of storage facility	—	7
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(206)	(174)

FFO available to common shareholders	$44,870	$36,919

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2016, the Company was in compliance with all debt covenants. The most sensitive covenant is the leverage ratio covenant contained in certain of our term note agreements. This covenant limits our total consolidated liabilities to 55% of our gross asset value. At March 31, 2016, our leverage ratio as defined in the agreements was approximately 34.6%. The agreements define total consolidated liabilities to include the liabilities of the Company plus our share of liabilities of unconsolidated joint ventures. The agreements also define a prescribed formula for determining gross asset value which incorporates the use of a 9.25% capitalization rate applied to annualized earnings before interest, taxes, depreciation and amortization and other items (“Adjusted EBITDA”) as defined in the agreements. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2016, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $37.9 million and $30.9 million for the three months ended March 31, 2016, and 2015, respectively. The increase in operating cash flows in the 2016 period compared to the 2015 period was primarily due to the increase in net income.

Cash used in investing activities was $342.6 million and $140.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in investing activities in the 2016 period compared to the 2015 period was due to the increased dollar value of acquisitions in 2016 as compared to the same period in 2015.

Cash provided by financing activities was $304.0 million for the three months ended March 31, 2016 compared to $110.9 million for the three months ended March 31, 2015. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million, and when combined with proceeds from the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $274.3 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions. Additional borrowings were incurred in the three months ended March 31, 2016 to fund acquisitions completed subsequent to this equity offering.

On March 3, 2015, the Company completed the public offering of 1,380,000 shares of its common stock at $90.40 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $119.5 million, and when combined with the exercise of stock options, and the sale of common stock through our dividend reinvestment plan, resulted in net cash proceeds from the sale of common stock of $122.6 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit.

We paid dividends of $31.2 million in the three months ended March 31, 2016, which increased in comparison to dividends of $25.6 million in the same period of 2015 period primarily because of an increase in our common shares outstanding and an increase in our dividend rate.

On December 10, 2014, the Company amended its existing unsecured credit agreement. In January 2016, the Company exercised the expansion feature of such credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2016 the margin is 1.10%), and requires a 0.15% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2016 the margin is 1.15%). The interest rate at March 31, 2016 on the Company’s line of credit was approximately 1.53% (1.72% at December 31, 2015). At March 31, 2016, there was $359 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

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

The Company has maintained a $150 million unsecured term note maturing April 26, 2016 bearing interest at 6.38%. The Company used a draw on the line of credit to pay off the balance of this note on April 26, 2016.

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

During the three months ended March 31, 2016 and 2015, the Company did not issue any shares of common stock under the Equity Program. As of March 31, 2016, the Company had $59.3 million available for issuance under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 44,018 shares under the plan during the three months ended March 31, 2016.

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program and share repurchases.

ACQUISITION AND DISPOSITION OF PROPERTIES

In the three months ended March 31, 2016, the Company acquired 25 self-storage facilities comprising 2.0 million square feet in Arizona (1), California (8), Colorado (1), Florida (5), Massachusetts (1), New Hampshire (5), Pennsylvania (1), and Texas (3) for a total purchase price of $331.8 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 4.3% on these purchases and ranged from 0% on recently constructed facilities to 6.7% on mature facilities.

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

We did not sell any properties during the three months ended March 31, 2016. During the three months ended March 31, 2015 we sold one non-strategic storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

On April 13, 2016, the Company entered into a contract to sell 8 self-storage facilities for a total sales price of $35.0 million. The sale of the facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be sold. We may seek to sell additional properties to third parties or joint venture partners in 2016.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2016, and at March 31, 2016, we were under contract to acquire 13 self-storage facilities for aggregate consideration of approximately $146.4 million. Six of the facilities were acquired in April and May of 2016 for $86.7 million.

In the three months ended March 31, 2016, we added 31,500 square feet to existing properties for a total cost of approximately $1.3 million. We plan to complete an additional $28.7 million of expansions and enhancements to our existing facilities in 2016.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first three months of 2016 we spent approximately $6.7 million on such improvements and we expect to spend approximately $15.0 million for the remainder of 2016.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2016, 209,638 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $466 million at March 31, 2016, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $1.4 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2016. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2016.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL, as follows:

	(i)	Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;

	(ii)	Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015;

	(iii)	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015;

	(iv)	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; and

	(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 4, 2016
Date