Form 10-Q
period 2016-06-30
SOVRAN SELF STORAGE INC; SOVRAN ACQUISITION LTD PARTNERSHIP
filed 2016-08-05
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission file number:

1-13820 (Sovran Self Storage, Inc.)

0-24071 (Sovran Acquisition Limited Partnership)

SOVRAN SELF STORAGE, INC.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Maryland (Sovran Self Storage, Inc.)	16-1194043
Delaware (Sovran Acquisition Limited Partnership)	16-1481551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Sovran Self Storage, Inc.	Yes ☒ No ☐
Sovran Acquisition Limited Partnership	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Sovran Self Storage, Inc.	Yes ☒ No ☐
Sovran Acquisition Limited Partnership	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Sovran Self Storage, Inc.:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Sovran Acquisition Limited Partnership:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sovran Self Storage, Inc.	Yes ☐ No ☒
Sovran Acquisition Limited Partnership	Yes ☐ No ☒

As of July 25, 2016, 46,396,450 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the periods ended June 30, 2016 of Sovran Self Storage, Inc. (the “Parent Company”) and Sovran Acquisition Limited Partnership (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Sovran Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.6% ownership interest therein as of June 30, 2016. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

Management operates the Parent Company and the Operating Partnership as one enterprise. The management teams of the Parent Company and the Operating Partnership are identical.

There are few differences between the Parent Company and the Operating Partnership, which are reflected in the note disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as a consolidated enterprise. The Parent Company is a REIT, whose only material asset is its ownership of the partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the owner of the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and, directly or indirectly, holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership.

The substantive difference between the Parent Company’s and the Operating Partnership’s filings is the fact that the Parent Company is a REIT with public equity, while the Operating Partnership is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or capital for the Operating Partnership) section of the consolidated balance sheets and in the consolidated statements of equity (or capital). Apart from the different equity treatment, the consolidated financial statements of the Parent Company and the Operating Partnership are nearly identical.

The Company believes that combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into a single report will:

•	facilitate a better understanding by the investors of the Parent Company and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;

•	remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the disclosure applies to both the Parent Company and the Operating Partnership; and

•	create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and real estate ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.

As the owner of the general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company’s operations on a consolidated basis and how management operates the Company.

This report also includes separate Item 4—Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350.

Part I. Financial Information

Item 1. Financial Statements

SOVRAN SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2016 (unaudited)	December 31, 2015
Assets
Investment in storage facilities:
Land	$626,454	$480,176
Building, equipment, and construction in progress	2,295,840	2,011,526

	2,922,294	2,491,702
Less: accumulated depreciation	(486,521)	(465,195)

Investment in storage facilities, net	2,435,773	2,026,507
Cash and cash equivalents	901,897	7,032
Accounts receivable	4,670	6,805
Receivable from unconsolidated joint ventures	1,045	929
Investment in unconsolidated joint ventures	67,157	62,520
Prepaid expenses	6,446	5,431
Fair value of interest rate swap agreements	—	550
Other assets	9,465	9,048

Total Assets	$3,426,453	$2,118,822

Liabilities
Line of credit	$—	$79,000
Term notes, net	1,187,770	746,650
Accounts payable and accrued liabilities	37,160	47,839
Deferred revenue	8,075	7,511
Fair value of interest rate swap agreements	22,010	15,343
Mortgages payable	10,205	1,993

Total Liabilities	1,265,220	898,336
Noncontrolling redeemable Operating Partnership Units at redemption value	20,191	18,171
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,369,391 shares outstanding at June 30, 2016 (36,710,673 at December 31, 2015)	464	367
Additional paid-in capital	2,339,074	1,388,343
Dividends in excess of net income	(167,901)	(171,980)
Accumulated other comprehensive loss	(30,863)	(14,415)

Total Shareholders’ Equity	2,140,774	1,202,315
Noncontrolling interest in consolidated subsidiary	268	—

Total Equity	2,141,042	1,202,315

Total Liabilities and Shareholders’ Equity	$3,426,453	$2,118,822

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Revenues
Rental income	$98,795	$83,487	$190,337	$162,373
Other operating income	8,210	7,239	15,792	13,761

Total operating revenues	107,005	90,726	206,129	176,134
Expenses
Property operations and maintenance	23,153	19,486	46,014	40,046
Real estate taxes	11,021	9,145	21,568	18,064
General and administrative	10,114	9,686	20,578	19,092
Acquisition costs	1,694	788	4,078	1,369
Operating leases of storage facilities	—	—	—	683
Depreciation and amortization	18,251	14,584	34,676	28,766

Total operating expenses	64,233	53,689	126,914	108,020

Income from operations	42,772	37,037	79,215	68,114
Other income (expenses)
Interest expense	(8,244)	(9,216)	(17,377)	(18,377)
Interest expense – bridge financing commitment fee	(7,329)	—	(7,329)	—
Interest income	37	2	43	4
Gain (loss) on sale of storage facilities	15,270	—	15,270	(7)
Equity in income of joint ventures	998	853	1,913	1,499

Net income	43,504	28,676	71,735	51,233
Net income attributable to noncontrolling interest in the Operating Partnership	(208)	(144)	(338)	(250)
Net loss attributable to noncontrolling interest in consolidated subsidiary	160	—	399	—

Net income attributable to common shareholders	$43,456	$28,532	$71,796	$50,983

Earnings per common share attributable to common shareholders – basic	$1.04	$0.81	$1.79	$1.46

Earnings per common share attributable to common shareholders – diluted	$1.03	$0.80	$1.78	$1.45

Common shares used in basic earnings per share calculation	41,980,389	35,377,694	40,195,603	34,853,731
Common shares used in diluted earnings per share calculation	42,227,388	35,603,020	40,445,263	35,078,946
Dividends declared per common share	$0.95	$0.75	$1.80	$1.50

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$43,504	$28,676	$71,735	$51,233
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(4,352)	2,421	(16,448)	(1,566)

Total comprehensive income	39,152	31,097	55,287	49,667
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(187)	(156)	(261)	(242)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	160	—	399	—

Comprehensive income attributable to common shareholders	$39,125	$30,941	$55,425	$49,425

See notes to consolidated financial statements.

SOVRAN SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2016 to June 30, 2016	January 1, 2015 to June 30, 2015
Operating Activities
Net income	$71,735	$51,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,676	28,766
Amortization of debt issuance costs	8,035	592
(Gain) loss on sale of storage facilities	(15,270)	7
Equity in income of joint ventures	(1,913)	(1,499)
Distributions from unconsolidated joint ventures	2,548	1,978
Non-vested stock earned	3,802	3,208
Stock option expense	81	117
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,193	(404)
Prepaid expenses	(841)	793
Advances to joint ventures	(116)	(228)
Accounts payable and other liabilities	(11,086)	(3,929)
Deferred revenue	(915)	86

Net cash provided by operating activities	92,929	80,720

Investing Activities
Acquisitions of storage facilities	(415,749)	(208,453)
Improvements, equipment additions, and construction in progress	(27,626)	(12,296)
Net proceeds from the sale of storage facilities	34,074	711
Investment in unconsolidated joint ventures	(5,335)	(483)
Property deposit	(829)	(1,493)

Net cash used in investing activities	(415,465)	(222,014)

Financing Activities
Net proceeds from sale of common stock	942,150	144,966
Proceeds from line of credit	577,000	219,000
Repayments of line of credit	(656,000)	(172,000)
Proceeds from senior term note, net of discount	596,682	—
Repayment of term note	(150,000)	—
Debt issuance costs	(14,183)	—
Settlement of forward starting interest rate swaps	(9,167)	—
Dividends paid—common stock	(68,637)	(52,281)
Distributions to noncontrolling interest holders	(370)	(251)
Mortgage principal payments	(74)	(66)

Net cash provided by financing activities	1,217,401	139,368

Net increase (decrease) in cash	894,865	(1,926)
Cash at beginning of period	7,032	8,543

Cash at end of period	$901,897	$6,617

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$25,170	$17,896
Cash paid for income taxes, net of refunds	$970	$943

See notes to consolidated financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2016 (unaudited)	December 31, 2015
Assets
Investment in storage facilities:
Land	$626,454	$480,176
Building, equipment, and construction in progress	2,295,840	2,011,526

	2,922,294	2,491,702
Less: accumulated depreciation	(486,521)	(465,195)

Investment in storage facilities, net	2,435,773	2,026,507
Cash and cash equivalents	901,897	7,032
Accounts receivable	4,670	6,805
Receivable from unconsolidated joint ventures	1,045	929
Investment in unconsolidated joint ventures	67,157	62,520
Prepaid expenses	6,446	5,431
Fair value of interest rate swap agreements	—	550
Other assets	9,465	9,048

Total Assets	$3,426,453	$2,118,822

Liabilities
Line of credit	$—	$79,000
Term notes, net	1,187,770	746,650
Accounts payable and accrued liabilities	37,160	47,839
Deferred revenue	8,075	7,511
Fair value of interest rate swap agreements	22,010	15,343
Mortgages payable	10,205	1,993

Total Liabilities	1,265,220	898,336
Limited partners’ redeemable capital interest at redemption value (196,008 and 168,866 units outstanding at June 30, 2016 and December 31, 2015, respectively)	20,191	18,171
Partners’ Capital
General partner (465,654 and 368,795 units outstanding at June 30, 2016 and December 31, 2015, respectively)	21,610	12,205
Limited partners (45,903,738 and 36,341,878 units outstanding at June 30, 2016 and December 31, 2015, respectively)	2,150,027	1,204,525
Accumulated other comprehensive loss	(30,863)	(14,415)

Total Controlling Partners’ Capital	2,140,774	1,202,315
Noncontrolling interest in consolidated subsidiary	268	—

Total Partners’ Capital	2,141,042	1,202,315

Total Liabilities and Partners’ Capital	$3,426,453	$2,118,822

See notes to consolidated financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per unit data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$98,795	$83,487	$190,337	$162,373
Other operating income	8,210	7,239	15,792	13,761

Total operating revenues	107,005	90,726	206,129	176,134
Expenses
Property operations and maintenance	23,153	19,486	46,014	40,046
Real estate taxes	11,021	9,145	21,568	18,064
General and administrative	10,114	9,686	20,578	19,092
Acquisition costs	1,694	788	4,078	1,369
Operating leases of storage facilities	—	—	—	683
Depreciation and amortization	18,251	14,584	34,676	28,766

Total operating expenses	64,233	53,689	126,914	108,020

Income from operations	42,772	37,037	79,215	68,114
Other income (expenses)
Interest expense	(8,244)	(9,216)	(17,377)	(18,377)
Interest expense – bridge financing commitment fee	(7,329)	—	(7,329)	—
Interest income	37	2	43	4
Gain (loss) on sale of storage facilities	15,270	—	15,270	(7)
Equity in income of joint ventures	998	853	1,913	1,499

Net income	43,504	28,676	71,735	51,233
Net income attributable to noncontrolling interest in the Operating Partnership	(208)	(144)	(338)	(250)
Net loss attributable to noncontrolling interest in consolidated subsidiary	160	—	399	—

Net income attributable to common unitholders	$43,456	$28,532	$71,796	$50,983

Earnings per common unit attributable to common unitholders – basic	$1.04	$0.81	$1.79	$1.46

Earnings per common unit attributable to common unitholders – diluted	$1.03	$0.80	$1.78	$1.45

Common units used in basic earnings per unit calculation	41,980,389	35,377,694	40,195,603	34,853,731
Common units used in diluted earnings per unit calculation	42,227,388	35,603,020	40,445,263	35,078,946
Distributions declared per common unit	$0.95	$0.75	$1.80	$1.50

Net income attributable to general partner	$437	$287	$721	$512
Net income attributable to limited partners	43,019	28,245	71,075	50,471

See notes to consolidated financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$43,504	$28,676	$71,735	$51,233
Other comprehensive income:
Change in fair value of derivatives net of reclassification to interest expense	(4,352)	2,421	(16,448)	(1,566)

Total comprehensive income	39,152	31,097	55,287	49,667
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(187)	(156)	(261)	(242)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	160	—	399	—

Comprehensive income attributable to common unitholders	$39,125	$30,941	$55,425	$49,425

See notes to consolidated financial statements.

SOVRAN ACQUISITION LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2016 to June 30, 2016	January 1, 2015 to June 30, 2015
Operating Activities
Net income	$71,735	$51,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,676	28,766
Amortization of debt issuance costs	8,035	592
(Gain) loss on sale of storage facilities	(15,270)	7
Equity in income of joint ventures	(1,913)	(1,499)
Distributions from unconsolidated joint ventures	2,548	1,978
Non-vested stock earned	3,802	3,208
Stock option expense	81	117
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,193	(404)
Prepaid expenses	(841)	793
Advances to joint ventures	(116)	(228)
Accounts payable and other liabilities	(11,086)	(3,929)
Deferred revenue	(915)	86

Net cash provided by operating activities	92,929	80,720

Investing Activities
Acquisitions of storage facilities	(415,749)	(208,453)
Improvements, equipment additions, and construction in progress	(27,626)	(12,296)
Net proceeds from the sale of storage facilities	34,074	711
Investment in unconsolidated joint ventures	(5,335)	(483)
Property deposit	(829)	(1,493)

Net cash used in investing activities	(415,465)	(222,014)

Financing Activities
Net proceeds from sale of partnership units	942,150	144,966
Proceeds from line of credit	577,000	219,000
Repayments of line of credit	(656,000)	(172,000)
Proceeds from term note, net of discount	596,682	—
Repayment of term note	(150,000)	—
Debt issuance costs	(14,183)	—
Settlement of forward starting interest rate swaps	(9,167)	—
Distributions to unitholders	(68,637)	(52,281)
Distributions to noncontrolling interest holders	(370)	(251)
Mortgage principal payments	(74)	(66)

Net cash provided by financing activities	1,217,401	139,368

Net increase (decrease) in cash	894,865	(1,926)
Cash at beginning of period	7,032	8,543

Cash at end of period	$901,897	$6,617

Supplemental cash flow information Cash paid for interest, net of interest capitalized	$25,170	$17,896
Cash paid for income taxes, net of refunds	$970	$943

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Sovran Self Storage, Inc. and Sovran Acquisition Limited Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassification: Certain amounts from the 2015 financial statements have been reclassified to conform with the current year presentation as described in Note 5.

2. ORGANIZATION

Sovran Self Storage, Inc. (the “Parent Company”) operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, Sovran Acquisition Limited Partnership (the “Operating Partnership”). Sovran Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.6% ownership interest therein as of June 30, 2016. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At June 30, 2016, we had an ownership interest in, and/or managed 563 self-storage properties in 26 states under the name Uncle Bob’s Self Storage ®. Among our 563 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 16 properties that we manage and have no ownership interest. Approximately 40.5% of the Company’s revenue is derived from stores in the states of Texas and Florida. In addition, approximately 9.6% of the Company’s revenue is derived from the Houston, Texas market.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Uncle Bob’s Management, LLC (the Parent Company’s taxable REIT subsidiary), Warehouse Anywhere LLC (an entity owned 60% by Uncle Bob’s Management, LLC), Locke Sovran I, LLC (a wholly-owned subsidiary), and Locke Sovran II, LLC (a wholly-owned subsidiary). All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable operating partnership units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2016, there were 196,008 noncontrolling redeemable operating partnership Units outstanding (168,866 at December 31, 2015). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at June 30, 2016 and December 31, 2015, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling interests for the period:

(dollars in thousands)	Six Months Ended Jun. 30, 2016
Beginning balance noncontrolling redeemable Operating Partnership Units	$18,171
Issuance of Operating Partnership Units	7,767
Redemption of Operating Partnership Units	(4,795)
Net income attributable to noncontrolling interest in the Operating Partnership	338
Distributions	(370)
Adjustment to redemption value	(920)

Ending balance noncontrolling redeemable Operating Partnership Units	$20,191

The following is a reconciliation of the Operating Partnership’s noncontrolling interests for the period:

(dollars in thousands)	Six Months Ended Jun. 30, 2016
Beginning balance Limited Partners’ Redeemable Capital Interest	$18,171
Issuance of Limited Partners’ Redeemable Capital Interest Units	7,767
Redemption of Limited Partners’ Redeemable Capital Interest Units	(4,795)
Net income attributable to Limited Partners’ Redeemable Capital Interest	338
Distributions	(370)
Adjustment to redemption value	(920)

Ending balance Limited Partners’ Redeemable Capital Interest	$20,191

In 2016 the Operating Partnership issued 69,005 Units with a fair market value of $7.8 million to acquire self-storage properties. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Parent Company’s common stock on that date.

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

For the three months ended June 30, 2016 and 2015, the Company recorded compensation expense (included in general and administrative expense) of $35,000 and $81,000, respectively, related to stock options and $1,891,000 and $1,579,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the six months ended June 30, 2016 and 2015, the Company recorded compensation expense of $81,000 and $117,000, respectively, related to stock options and $3,757,000 and $3,191,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the three months ended June 30, 2016 and 2015, employees and directors exercised 0 and 5,500 stock options respectively, and 3,696 and 5,995 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2016 and 2015, employees and directors exercised 0 and 15,000 stock options respectively, and 10,881 and 11,229 shares of non-vested stock, respectively, vested.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes our activity in storage facilities during the six months ended June 30, 2016.

(dollars in thousands)
Cost:
Beginning balance	$2,491,702
Acquisition of storage facilities	431,460
Improvements and equipment additions	13,624
Additions to consolidated subsidiary	2,117
Net increase in construction in progress	12,724
Dispositions	(29,333)

Ending balance	$2,922,294

Accumulated Depreciation:
Beginning balance	$465,195
Additions during the period	31,674
Dispositions	(10,348)

Ending balance	$486,521

The Company acquired 34 facilities during the six months ended June 30, 2016. The acquisition of one store that was acquired at certificate of occupancy was accounted for as an asset acquisition. The cost of this store, including closing costs, was assigned to its land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 33 storage facilities acquired in 2016, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.” The purchase price of the 34 facilities acquired in 2016 has been preliminarily assigned as follows:

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
Florida	4	1/6/2016	$20,350	$20,246	$—	$—	$104	$6,646	$13,339	$365	$372
California	4	1/21/2016	78,750	78,562	—	—	188	27,876	49,860	1,014	332
New Hampshire	5	1/21/2016	54,225	53,941	—	—	284	12,902	40,428	895	576
Massachusetts	1	1/21/2016	11,375	11,350	—	—	25	4,874	6,335	166	65
Texas	3	1/21/2016	42,050	41,894	—	—	156	23,487	18,000	563	251
Arizona	1	2/1/2016	9,275	9,261	—	—	14	988	8,224	63	120
Florida	1	2/12/2016	11,274	11,270	—	—	4	2,294	8,980	—	—
Pennsylvania	1	2/17/2016	5,750	5,732	—	—	18	1,768	3,879	103	148
Colorado	1	2/29/2016	12,600	12,549	—	—	51	4,528	7,915	157	172
California	3	3/16/2016	68,832	63,965	4,472	—	395	22,647	45,371	814	265
California	1	3/17/2016	17,320	17,278	—	—	42	6,728	10,339	253	116
California	1	4/11/2016	36,750	33,346	3,295	—	109	17,445	18,840	465	125
Connecticut	2	4/14/2016	17,313	17,152	—	—	161	6,142	10,904	267	172
New York	2	4/26/2016	24,312	20,143	—	4,249	(80)	5,710	18,201	401	340
Florida	1	5/2/2016	8,100	4,006	—	4,036	58	3,018	4,922	160	144
Texas	1	5/5/2016	10,800	10,708	—	—	92	2,333	8,302	165	117
New York	2	5/19/2016	8,400	8,366	—	—	34	714	7,521	165	180

Total acquired	34		$437,476	$419,769	$7,767	$8,285	$1,655	$150,100	$281,360	$6,016	$3,495

All of the properties acquired were purchased from unrelated third parties. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates. Of the $419.8 million paid at closing for the properties acquired during 2016, $4.0 million represented deposits that were paid in 2015 when certain of these properties originally went under contract. In addition to the closing costs expensed on 2016 acquisitions, the Company also incurred $0.6 million of acquisition costs during the six months ended June 30, 2016 related to facilities acquired in July of 2016, including the acquisition of LifeStorage, LP (See Note 16).

Non-cash investing activities during 2016 include the issuance of $7.8 million in Operating Partnership Units, the assumption of two mortgages with outstanding balances of $8.3 million, and the assumption of net other liabilities of $1.7 million.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	Jun. 30, 2016	Dec. 31, 2015
In-place customer leases	$28,237	$22,320
Accumulated amortization	(23,912)	(21,017)

Net carrying value at the end of period	$4,325	$1,303

Amortization expense related to in-place customer leases was $1.8 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively and was $3.0 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. The Company expects to record $6.3 million and $1.0 million of amortization expense for the years ended December 31, 2016 and 2017, respectively.

During the six months ended June 30, 2016, the Company acquired 34 properties. On July 15, 2016, the Company acquired LifeStorage, LP (See Note 16). The following pro forma information is based on the combined historical financial statements of the Company, the 34 properties acquired during the six months ended June 30, 2016, and LifeStorage, LP as if the acquisitions had all occurred as of January 1, 2015.

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Total revenues	$128,494	$113,999	$251,813	$221,356
Net income attributable to common shareholders	$53,890	$12,771	$84,239	$18,490
Earnings per common share
Basic	$1.17	$0.28	$1.83	$0.40
Diluted	$1.16	$0.28	$1.82	$0.40

The above pro forma information includes the results of eight stores acquired by LifeStorage, LP in 2016 and 17 stores acquired by LifeStorage, LP in 2015. These stores therefore were not owned for the entire pro forma periods. The above pro forma information also includes increases in amortization of in-place customer leases totaling $13.2 million and $26.5 million for the three and six month periods ending June 30, 2015, respectively. As noted above, in-place customer leases are amortized over their estimated future benefit period of 12 months. Material, nonrecurring pro forma adjustments directly attributable to the business combinations and included in the above pro forma financial information include reductions to interest expense related to acquisition bridge financing totaling $7.3 million for the three and six months ended June 30, 2016 and reductions to acquisition costs totaling $1.7 million and $4.1 million for the three and six months ended June 30, 2016, respectively.

The following table summarizes the revenues and earnings since the acquisition dates that are included in the Company’s consolidated statements of operations for the six months ended June 30, 2016 related to the 34 properties acquired during the three and six months ended June 30, 2016.

(Dollars in thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$7,967	$11,720
Net loss attributable to common shareholders	$(376)	$(2,275)

The above net losses attributable to common shareholders were primarily due to the acquisition costs incurred in connection with the 2016 acquisitions.

Property Dispositions

During 2016 the Company sold eight non-strategic properties with a carrying value of $18.8 million and received cash proceeds of $34.1 million, resulting in a $15.3 million gain on sale. During 2015 the Company sold three non-strategic properties purchased in 2014 and 2015 with a carrying value of $5.1 million and received cash proceeds of $4.6 million, resulting in a $0.5 million loss on sale. The following table summarizes the revenues and expenses up to the dates of sale of the 11 properties sold in 2016 and 2015 that are included in the Company’s consolidated statements of operations for 2016 and 2015.

(Dollars in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total operating revenues	$1,171	$1,140	$2,324	$2,258
Property operations and maintenance expense	(299)	(321)	(614)	(644)
Real estate tax expense	(25)	(69)	(98)	(138)
Depreciation and amortization expense	(179)	(174)	(359)	(350)
Gain (loss) on sale of storage facilities	15,270	—	15,270	(7)

	$15,938	$576	$16,523	$1,119

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Jun. 30, 2016	Dec. 31, 2015
Revolving line of credit borrowings	$—	$79,000

Term note due April 26, 2016	—	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	—

Total principal balance outstanding	1,200,000	750,000
Less: unamortized debt issuance costs	(8,912)	(3,350)
Less: unamortized senior term note discount	(3,318)	—

Term notes payable	$1,187,770	$746,650

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2016 the margin is 1.10%), and requires an annual 0.15% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note issued under this credit agreement maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2016 the margin is 1.15%). The interest rate at June 30, 2016 on the Company’s line of credit was approximately 1.54% (1.72% at December 31, 2015). At June 30, 2016, there was $500 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2016, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2016 the entire availability on the line of credit could be drawn without violating our debt covenants.

On May 17, 2016, the Company entered into two senior unsecured acquisition bridge facilities (the “Bridge Facilities”) totaling $1,675 million with the Company’s third-party advisors to the LifeStorage, LP acquisition (see Note 16). In consideration for the bridge financing commitments, the Company paid fees totaling $7.3 million which are included as interest expense – acquisition bridge loan commitment fee in the consolidated statements of operations for the three and six month periods ending June 30, 2016. The Bridge Facilities commitments were terminated on June 29, 2016.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million. The indenture under which the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. As of June 30, 2016, the Company was in compliance with all of the financial covenants under the 2026 Senior Notes.

During April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. Consistent with the guidance in ASU No. 2015-03 there are $3.4 million of debt issuance costs that have been presented as a reduction of term notes in our accompanying consolidated balance sheets at December 31, 2015 that were previously classified in other assets prior to the adoption of ASU No. 2015-03. The implementation of this accounting standards update had no effect on our results of operations or cash flows.

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. ASU No. 2015-15 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years. The implementation of this update did not result in any changes to our consolidated financial statements.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control. At this time no change in control is planned or anticipated.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2016 and December 31, 2015 consist of the following:

(dollars in thousands)	June 30, 2016	December 31, 2015
4.065% mortgage note due April 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 4.29%)	4,249	—
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.2 million, principal and interest paid monthly (effective interest rate 5.58%)	4,033	—
5.99% mortgage note due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.24%)	1,923	1,993

Total mortgages payable	$10,205	$1,993

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (1.54% at June 30, 2016)	—	—	—	—	—	—	—	—
Notes Payable:
Term note - variable rate LIBOR+1.15% (1.61% at June 30, 2016)	—	—	—	—	$325,000	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$114,096
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$190,191
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$606,553
Mortgage note - fixed rate 4.065%	$42	$88	$92	$96	$99	$3,832	$4,249	$4,255
Mortgage note - fixed rate 5.26%	$30	$63	$67	$71	$74	$3,728	$4,033	$4,332
Mortgage note - fixed rate 5.99%	$71	$151	$160	$170	$181	$1,190	$1,923	$2,083
Interest rate derivatives – liability	—	—	—	—	—	—	—	$22,010

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.

Ineffectiveness was de minimis for the three and six months ended June 30, 2016, and 2015.

The Company has interest rate swap agreements in effect at June 30, 2016 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

In the fourth quarter of 2015, the Company entered into forward starting interest rate swap agreements with a total notional value of $50 million. In the first quarter of 2016, the Company entered into additional forward starting interest rate swap agreements with a total notional value of $100 million. These forward starting interest rate swap agreements were entered into to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the $600 million 2026 Senior Notes (see Note 5), the Company settled the forward starting swap agreements for a loss of approximately $9.2 million. The loss was recorded as accumulated other comprehensive loss and is being amortized as additional interest expense over the ten-year term of the $600 million 2026 Senior Notes. Consistent with the Company’s accounting policy, the cash outflow related to the settlement of the forward starting swap agreements is reflected as a financing activity in the consolidated statements of cash flows.

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended June 30, 2016 and 2015, the net reclassification from AOCL to interest expense was $1.2 million and $1.4 million, respectively, based on payments made under the swap agreements. During the six months ended June 30, 2016 and 2015, the net reclassification from AOCL to interest expense was $2.4 million and $2.7 million, respectively, based on payments made under the swap agreements. Reclassification of amounts included in AOCL at June 30, 2016 to interest expense will be approximately $5.4 million for the 12 months ended June 30, 2017. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur or as payments under the 2026 Senior Notes are made. The fair value of the swap agreements, including accrued interest, was a liability of $22.0 million at June 30, 2016, and an asset of $550,000 and a liability of $15.3 million at December 31, 2015.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of June 30, 2016, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under the agreements at their net termination cost of $22.0 million.

The changes in AOCL for the three and six months ended June 30, 2016 and June 30, 2015 are summarized as follows:

(dollars in thousands)	Apr. 1, 2016 to Jun. 30, 2016	Apr. 1, 2015 to Jun. 30, 2015	Jan. 1, 2016 to Jun. 30, 2016	Jan. 1, 2015 to Jun. 30, 2015
Accumulated other comprehensive loss beginning of period	$(26,511)	$(16,992)	$(14,415)	$(13,005)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,160	1,359	2,357	2,718
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(5,512)	1,062	(18,805)	(4,284)

Loss included in other comprehensive loss	(4,352)	2,421	(16,448)	(1,566)

Accumulated other comprehensive loss end of period	$(30,863)	$(14,571)	$(30,863)	$(14,571)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
June 30, 2016
Interest rate swaps	$(22,010)	—	$(22,010)	—
December 31, 2015
Interest rate swaps	$550	—	$550	—
Interest rate swaps	$(15,343)	—	$(15,343)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2016, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 34 storage facilities (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a

Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers which is based on the Company’s historical experience with turnover at its facilities, which is a Level 3 input. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2016 and December 31, 2015 was $44.1 million and $44.6 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million in cash to the joint venture as its share of capital required to fund acquisitions. In 2015 the Company contributed an additional $0.4 million in cash to the joint venture as its share of capital required to fund certain capital expenditures and property taxes related to 2014 acquisitions. As of June 30, 2016, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at June 30, 2016 and December 31, 2015 was $13.8 million and $13.9 million, respectively. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. In 2015 the Company contributed an additional $1.7 million in cash to the joint venture as its share of capital required to fund the payoff of a mortgage note. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.3 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively. The management and call center fees earned by the Company for the six months ended June 30, 2016 and 2015, totaled $2.5 million and $2.4 million, respectively.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended June 30, 2016 and 2015 was $0.9 million and $0.8 million, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the six months ended June 30, 2016 and 2015 was $1.8 million and $1.4 million, respectively.

The Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.5 million at June 30, 2016 and December 31, 2015, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended June 30, 2016, and 2015, the Company’s share of Iskalo Office Holdings, LLC’s income was $54,000 and $46,000, respectively. For the six months ended June 30, 2016, and 2015, the Company’s share of Iskalo Office Holdings, LLC’s income was $113,000 and $104,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.5 million during the six months ended June 30, 2016 and 2015.

The Company holds an 85% equity interest in Urban Box Coralway Storage, LLC (Urban Box), a joint venture with an unrelated third party. Urban Box was formed in 2015 and is currently developing a self-storage property in Florida. During 2015, the Company contributed $4.0 million to Urban Box as its share of capital to develop the property, which primarily consists of the acquisition of land in 2015. Urban Box has entered into a non-recourse mortgage loan in order to finance the future development costs. The Company and the other joint venture member have participation rights which require the agreement of both members in order to implement the activities of Urban Box which are most significant to its economic performance. Accordingly, the interest is recorded using the equity method.

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

The Company holds a 5% equity interest in SNL Orix Merrick, LLC (Merrick), a joint venture with an unrelated third party. The joint venture for Merrick was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.1 million of preferred capital to Merrick as its share of capital to develop the property. Merrick will enter into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the Merrick joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the interest is recorded using the equity method.

The Company will perform property management services for Merrick in exchange for a management fee based on property revenues. There were no management fees in 2016 or 2015.

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2016 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$535,791
Investment in office building, net	5,054
Other assets	17,701

Total Assets	$558,546

Due to the Company	$1,060
Mortgages payable	222,971
Other liabilities	6,836

Total Liabilities	230,867
Unaffiliated partners’ equity	262,724
Company equity	64,955

Total Partners’ Equity	327,679

Total Liabilities and Partners’ Equity	$558,546

Income Statement Data:
Total revenues	$36,569
Property operating expenses	(11,881)
Administrative, management and call center fees	(2,657)
Depreciation and amortization of customer list	(6,229)
Amortization of financing fees	(177)
Income tax expense	(116)
Interest expense	(5,154)

Net income	$10,355

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, Iskalo Office Holdings, LLC, Urban Box, McDonald, or Merrick.

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

For the three months ended June 30, 2016 and 2015, the Company recorded federal and state income tax expense of $0.1 million and $0.6 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded federal and state income tax expense of $0.6 million and $1.0 million, respectively. At June 30, 2016 and 2015, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2016 and 2015, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of June 30, 2016, the Company’s taxable REIT subsidiary has current accrued taxes of $0.6 million and a deferred tax liability of $1.2 million. The tax years 2013-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

11. EARNINGS PER SHARE AND EARNINGS PER UNIT

The Company reports earnings per share and earnings per unit data in accordance ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Parent Company and the Operating Partnership have calculated their basic and diluted earnings per share/unit using the two-class method. The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

Earnings Per Share

(in thousands except per share data)	Three Months Ended Jun. 30, 2016	Three Months Ended Jun. 30, 2015	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2015
Numerator:
Net income attributable to common shareholders	$43,456	$28,532	$71,796	$50,983
Denominator:
Denominator for basic earnings per share – weighted average shares	41,980	35,378	40,196	34,854
Effect of Dilutive Securities:
Stock options and non-vested stock	247	225	249	225

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	42,227	35,603	40,445	35,079
Basic earnings per common share attributable to common shareholders	$1.04	$0.81	$1.79	$1.46
Diluted earnings per common share attributable to common shareholders	$1.03	$0.80	$1.78	$1.45

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Jun. 30, 2016	Three Months Ended Jun. 30, 2015	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2015
Numerator:
Net income attributable to common unitholders	$43,456	$28,532	$71,796	$50,983
Denominator:
Denominator for basic earnings per unit – weighted average units	41,980	35,378	40,196	34,854
Effect of Dilutive Securities:
Stock options and non-vested stock	247	225	249	225

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	42,227	35,603	40,445	35,079
Basic earnings per common unit attributable to common unitholders	$1.04	$0.81	$1.79	$1.46
Diluted earnings per common unit attributable to common unitholders	$1.03	$0.80	$1.78	$1.45

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 102,173 unvested restricted shares for the three months ended June 30, 2016, and 11,000 stock options and 161,412 unvested restricted shares for the three months ended June 30, 2015, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 116,373 unvested restricted shares for the six months ended June 30, 2016, and 5,500 stock options and 166,316 unvested restricted shares for the six months ended June 30, 2015, because their effect would be antidilutive.

12. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Six Months Ended June 30, 2016
Beginning balance of total shareholders’ equity	$1,202,315
Net proceeds from the issuance of common stock	942,150
Conversion of operating partnership units to common shares	4,795
Exercise of stock options	—
Earned portion of non-vested stock	3,757
Stock option expense	81
Deferred compensation—directors	45
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	920
Net income attributable to common shareholders	71,796
Change in fair value of derivatives	(16,448)
Dividends	(68,637)

Ending balance of total shareholders’ equity	$2,140,774

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

On May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness outstanding on the Company’s unsecured line of credit. The proceeds from this offering and the proceeds from the 2026 Senior Notes (see Note 5) were used, along with draws on the Company’s revolving line of credit, to fund the purchase of LifeStorage, LP on July 15, 2016 (see Note 16).

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

During the six months ended June 30, 2016, the Company did not issue any shares of common stock under the Equity Program. As of June 30, 2016, the Company had $59.3 million available for issuance under the Equity Program.

During the six months ended June 30, 2015, the Company issued 199,700 shares of common stock under the Equity Program at a weighted average issue price of $91.53 per share, generating net proceeds of $18.0 million after deducting $0.2 million of sales commissions paid to Jefferies.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 66,992 and 73,186 shares under the plan during the six months ended June 30, 2016 and June 30, 2015, respectively.

13. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Six Months Ended June 30, 2016
Beginning balance of total controlling partners’ capital	$1,202,315
Net proceeds from the issuance of partnership units	942,150
Conversion of operating partnership units to common shares	4,795
Exercise of stock options	—
Earned portion of non-vested stock	3,757
Stock option expense	81
Deferred compensation—directors	45
Adjustment to redemption value on limited partners’ redeemable capital interests	920
Net income attributable to common unitholders	71,796
Change in fair value of derivatives	(16,448)
Distributions	(68,637)

Ending balance of total controlling partners’ capital	$2,140,774

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-07 will have on its consolidated financial statements.

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

15. COMMITMENT AND CONTINGENCIES

At June 30, 2016, the Company was under contract to acquire 84 self-storage facilities included with the acquisition of LifeStorage, LP for approximately $1.3 billion (see Note 16). The Company was also under contract at June 30, 2016 to acquire an additional five self-storage facilities unrelated to the LifeStorage, LP acquisition for an aggregate purchase price of approximately $49 million. On July 29, 2016, we completed the acquisition of one of these five facilities for a purchase price of $8.4 million and on August 4, 2016, we completed the acquisition of another of these five facilities for a purchase price of $8.9 million. The purchase of the three remaining facilities is subject to customary conditions to closing, and there is no assurance that these four facilities will be acquired.

At June 30, 2016, the Company had commitments totaling $6.3 million to third party advisors related to the LifeStorage, LP acquisition. The commitments were contingent upon the closing of the LifeStorage, LP acquisition. Payment was made to the third party advisors in July 2016 in connection with the closing of the LifeStorage, LP acquisition and the related expense was recorded as acquisition costs in the third quarter of 2016.

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

16. SUBSEQUENT EVENTS

On July 1, 2016, the Company declared a quarterly dividend of $0.95 per common share. The dividend was paid on July 26, 2016 to shareholders of record on July 15, 2016. The total dividend paid amounted to $43.9 million.

On July 15, 2016, the Company acquired all of the outstanding partnership interests in LifeStorage, LP, a Delaware limited partnership (LifeStorage). Pursuant to the acquisition, the Company acquired 84 self-storage properties throughout the country, including the following markets: Chicago, Illinois; Las Vegas, Nevada; Sacramento, California; Austin, Texas; and Los Angeles, California. Pursuant to the terms of the Agreement and Plan of Merger dated as of May 18, 2016 by and among LifeStorage, the Operating Partnership, Solar Lunar Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Operating Partnership (“Merger Sub”), and Fortis Advisors LLC, a Delaware limited liability company, as Sellers’

Representative, the Company paid aggregate consideration of approximately $1.3 billion, of which $482 million was paid to discharge existing indebtedness of LifeStorage (including certain prepayment and defeasance costs). The merger was funded with the existing cash that was generated primarily from the proceeds from the Company’s May 2016 common stock offering and the 2026 Senior Notes offering, and draws on the Company’s line of credit totaling $482 million.

Disclosures related to the preliminary allocation of purchase price for the LifeStorage acquisition are not currently available as the Company is in the process of assigning value to the major assets acquired which primarily include investment in storage facilities, the LifeStorage tradename and in-place customer leases. See Note 4 for pro forma information.

On July 18, 2016, the Company announced that it will rebrand all storage facilities it presently operates as “Uncle Bobs Self Storage” to “Life Storage” beginning in August, 2016. This will require replacement of signage at all existing storage facilities which is currently included in investment in storage facilities, net on the consolidated balance sheets. The Company has reassessed the estimated useful lives of the existing signage and currently estimates an increase in depreciation expense of approximately $8 million combined in the third and fourth quarters of 2016, and approximately $1 million in 2017.

On July 21, 2016, the Company entered into a $200 million term note maturing July 2028 bearing interest at a fixed rate of 3.67%. The proceeds from this term note were used to repay a portion of the outstanding balance on the Company’s line of credit. The outstanding balance on the Company’s line of credit after the LifeStorage, LP acquisition and the paydown with the proceeds from this term note was $298 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2016 THROUGH JUNE 30, 2016, COMPARED TO THE PERIOD APRIL 1, 2015 THROUGH JUNE 30, 2015

We recorded rental revenues of $98.8 million for the three months ended June 30, 2016, an increase of $15.3 million or 18.3% when compared to rental revenues of $83.5 million for the same period in 2015. Of the increase in rental revenue, $4.5 million resulted from a 5.5% increase in rental revenues at the 420 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2015 and 2016, and excluding stores not yet stabilized). The increase in same store rental revenues was a result of a 30 basis point increase in average occupancy and a 5.2% increase in rental income per square foot. The remaining increase in rental revenue of $10.8 million resulted from the revenues from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $1.0 million for the three months ended June 30, 2016 compared to the same period in 2015 primarily as a result of increased administrative fees earned on customer insurance.

Property operations and maintenance expenses increased $3.7 million or 18.8% in the three months ended June 30, 2016 compared to the same period in 2015. The 420 core properties considered in the same store pool experienced a $0.4 million or 2.3% increase in operating expenses as a result of higher payroll and benefit costs, and increased internet marketing costs. In addition to the same store operating expense increase, operating expenses increased $3.3 million from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Real estate tax expense increased $1.9 million as a result of a 5.4% increase in property taxes on the 420 same store pool and the inclusion of taxes on the properties acquired in 2016 and 2015.

Net operating income increased $10.7 million or 17.3% as a result of a 6.8% increase in our same store net operating income and the acquisitions completed since January 1, 2015.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the three months ended June 30, 2016 and 2015.

	Three Months ended June 30,
(dollars in thousands)	2016	2015
Net operating income
Same store	$61,903	$57,967
Other stores and management fee income	10,928	4,128

Total net operating income	72,831	62,095
General and administrative	(10,114)	(9,686)
Acquisition related costs	(1,694)	(788)
Depreciation and amortization	(18,251)	(14,584)
Interest expense	(15,573)	(9,216)
Interest income	37	2
Gain (loss) on sale of storage facilities	15,270	—
Equity in income of joint ventures	998	853

Net income	$43,504	$28,676

Our 2016 same store results consist of only those properties that were included in our consolidated results since January 1, 2015, excluding three stores purchased prior to January 1, 2015 that have not yet stabilized. The following table sets forth operating data for our 420 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

(dollars in thousands)	Three Months ended June 30,		Percentage Change
	2016	2015
Same store rental income	$85,320	$80,845	5.5%
Same store other operating income	4,818	4,453	8.2%

Total same store operating income	90,138	85,298	5.7%
Payroll and benefits	7,447	7,167	3.9%
Real estate taxes	9,337	8,856	5.4%
Utilities	2,595	2,676	-3.0%
Repairs and maintenance	3,001	2,954	1.6%
Office and other operating expenses	2,918	2,809	3.9%
Insurance	993	1,107	-10.3%
Advertising and yellow pages	284	361	-21.3%
Internet marketing	1,660	1,401	18.5%

Total same store operating expenses	28,235	27,331	3.3%

Same store net operating income	$61,903	$57,967	6.8%

			Change
Quarterly same store move ins	43,784	47,759	(3,975)
Quarterly same store move outs	38,798	40,747	(1,949)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent.

General and administrative expenses for the three months ended June 30, 2016 increased $0.4 million or 4.4% compared with the three months ended June 30, 2015. The key drivers of the increase were a $0.4 million increase in professional fees and a $0.4 million increase in salaries and benefits, partially offset by a decrease in income taxes of $0.6 million.

Acquisition related costs were $1.7 million in the three months ended June 30, 2016 as a result of the acquisition of nine stores during that period and approximately $0.6 million incurred during the quarter related to the LifeStorage, LP July 2016 acquisition. Acquisition related costs for the three months ended June 30, 2015 were $0.8 million for the nine stores acquired during that period.

Depreciation and amortization expense increased to $18.3 million in the three months ended June 30, 2016 from $14.6 million in the same period of 2015, primarily as a result of depreciation on the properties acquired in 2015 and 2016.

Total interest expense increased $6.4 million in the three months ended June 30, 2016 as compared to the same period in 2015 as a result of a $7.3 million bridge loan commitment fee that was incurred related to the LifeStorage, LP acquisition bid. The bridge loan was not drawn on by the Company and the related fees were recorded as interest expense. The increased interest expense from the bridge loan commitment fee was partially offset by reduced interest costs as a result of the payoff of the $150 million 6.38% term loan in April 2016 with a draw on our line of credit which carries a lower interest rate.

During the three months ended June 30, 2016 we sold eight storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale.

FOR THE PERIOD JANUARY 1, 2016 THROUGH JUNE 30, 2016, COMPARED TO THE PERIOD JANUARY 1, 2015 THROUGH JUNE 30, 2015

We recorded rental revenues of $190.3 million for the six months ended June 30, 2016, an increase of $28.0 million or 17.2% when compared to rental revenues of $162.4 million for the same period in 2015. Of the increase in rental revenue, $9.5 million resulted from a 6.0% increase in rental revenues at the 420 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2015 and 2016, and excluding stores not yet stabilized). The increase in same store rental revenues was a result of a 60 basis point increase in average occupancy and a 5.3% increase in rental income per square foot. The remaining increase in rental revenue of $18.5 million resulted from the revenues from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $2.0 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of increased administrative fees earned on customer insurance and an increase in management fees.

Property operations and maintenance expenses increased $6.0 million or 14.9% in the six months ended June 30, 2016 compared to the same period in 2015. The 420 core properties considered in the same store pool experienced a $0.1 million or 0.1% increase in operating expenses as a result of higher payroll and benefit costs and increased internet marketing costs, partially offset by decreases in utilities and snow removal. In addition to the same store operating expense increase, operating expenses increased $5.9 million from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Real estate tax expense increased $3.5 million as a result of a 6.1% increase in property taxes on the 420 same store pool and the inclusion of taxes on the properties acquired in 2016 and 2015.

Net operating income increased $20.5 million or 17.4% as a result of an 8.3% increase in our same store net operating income and the acquisitions completed since January 1, 2015.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the six months ended June 30, 2016 and 2015.

	Six Months ended June 30,
(dollars in thousands)	2016	2015
Net operating income
Same store	$120,015	$110,827
Other stores and management fee income	18,532	7,197

Total net operating income	138,547	118,024
General and administrative	(20,578)	(19,092)
Acquisition related costs	(4,078)	(1,369)
Operating leases of storage facilities	—	(683)
Depreciation and amortization	(34,676)	(28,766)
Interest expense	(24,706)	(18,377)
Interest income	43	4
Gain (loss) on sale of storage facilities	15,270	(7)
Equity in income of joint ventures	1,913	1,499

Net income	$71,735	$51,233

Our 2016 same store results consist of only those properties that were included in our consolidated results since January 1, 2015, excluding three stores purchased prior to January 1, 2015 that have not yet stabilized. The following table sets forth operating data for our 420 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2016	2015	Change
Same store rental income	$167,845	$158,321	6.0%
Same store other operating income	9,309	8,523	9.2%

Total same store operating income	177,154	166,844	6.2%
Payroll and benefits	14,842	14,298	3.8%
Real estate taxes	18,672	17,605	6.1%
Utilities	5,316	5,845	-9.1%
Repairs and maintenance	6,456	6,911	-6.6%
Office and other operating expenses	5,828	5,538	5.2%
Insurance	2,061	2,210	-6.7%
Advertising and yellow pages	584	710	-17.7%
Internet marketing,	3,380	2,900	16.6%

Total same store operating expenses	57,139	56,017	2.0%

Same store net operating income	$120,015	$110,827	8.3%

			Change
Quarterly same store move ins	83,582	89,187	(5,605)
Quarterly same store move outs	75,721	77,447	(1,726)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent.

General and administrative expenses for the six months ended June 30, 2016 increased $1.5 million or 7.8% compared with the six months ended June 30, 2015. The key drivers of the increase were a $0.7 million increase in professional fees and a $0.7 million increase in salaries and benefits.

Acquisition related costs were $4.1 million in the six months ended June 30, 2016 as a result of the acquisition of 34 stores during that period and approximately $0.6 million incurred during the period related to the LifeStorage LP July 2016 acquisition. Acquisition related costs for the six months ended June 30, 2015 were $1.4 million for the 15 stores acquired during that period.

The operating lease expense for storage facilities in 2015 relates to leases which commenced in November 2013 with respect to four self-storage facilities in New York (2) and Connecticut (2). We completed the purchase of these four facilities on February 2, 2015, which eliminated the lease payment at that time.

Depreciation and amortization expense increased to $34.7 million in the six months ended June 30, 2016 from $28.8 million in the same period of 2015, primarily as a result of depreciation on the properties acquired in 2015 and 2016.

Total interest expense increased $6.3 million in the six months ended June 30, 2016 as compared to the same period in 2015 as a result of a $7.3 million bridge loan commitment fee that was incurred related to the LifeStorage LP acquisition bid. The bridge loan was not drawn on by the Company and the related fees were recorded as interest expense.

During the six months ended June 30, 2016 we sold eight storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. During the six months ended June 30, 2015 we sold one storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Jun. 30, 2016	Three Months Ended Jun. 30, 2015	Six Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2015
Net income attributable to common shareholders	$43,456	$28,532	$71,796	$50,983
Net income attributable to noncontrolling interest	208	144	338	250
Depreciation of real estate and amortization of intangible assets	17,855	14,308	33,889	28,219
Depreciation and amortization from unconsolidated joint ventures	581	617	1,153	1,235
(Gain) loss on sale of storage facilities	(15,270)	—	(15,270)	7
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(223)	(220)	(429)	(394)

FFO available to common shareholders	$46,607	$43,381	$91,477	$80,300

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2016, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2016, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $92.9 million and $80.7 million for the six months ended June 30, 2016, and 2015, respectively. The increase in operating cash flows in the 2016 period compared to the 2015 period was primarily due to the increase in net income.

Cash used in investing activities was $415.5 million and $222.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in investing activities in the 2016 period compared to the 2015 period was due to the increased volume of acquisitions in 2016 as compared to the same period in 2015.

Cash provided by financing activities was $1,217.4 million for the six months ended June 30, 2016 compared to $139.4 million for the six months ended June 30, 2015. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions in the first quarter of 2016. Also on May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness outstanding on the Company’s unsecured line of credit, with a portion held in cash at June 30, 2016. The proceeds from the May offering, the proceeds from the Company’s June 2016 unsecured senior notes offering, and draws on the line of credit were used to fund the purchase of LifeStorage, LP in July 2016 for approximately $1.3 billion.

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

In January 2016, the Company exercised the expansion feature of its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2016 the margin is 1.10%), and requires a 0.15% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2016 the margin is 1.15%). The interest rate at June 30, 2016 on the Company’s line of credit was approximately 1.54% (1.72% at December 31, 2015). At June 30, 2016, there was $500 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

The Company has maintained a $150 million unsecured term note that matured on April 26, 2016 bearing interest at 6.38%. The Company used a draw on the line of credit to pay off the balance of this note on April 26, 2016.

On June 20, 2016, the Company issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). Net proceeds to the Company after original issue discount, underwriting discounts and commissions and offering expenses were approximately $591.2 million. At June 30, 2016, the Company held the proceeds from the offering in cash. On July 15, 2016, the proceeds from the 2026 Senior Notes, the proceeds from the Company’s common stock offering in May 2016, and draws on the Company’s line of credit were used to fund the acquisiton of LifeStorage, LP. In conjunction with the issuance of the 2026 Senior Notes, the Company settled its $150 million notional forward starting swap agreements for cash of approximately $9.2 million.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB), as well as Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $10.2 million of mortgages payable that are secured by three storage facilities. The increase in mortgages payable from 2015 to 2016 was a result of two mortgages that were assumed in connection with the acquisition of two properties in 2016.

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

During the six months ended June 30, 2016, the Company did not issue any shares of common stock under the Equity Program. As of June 30, 2016, the Company had $59.3 million available for issuance under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 66,992 shares under the plan during the six months ended June 30, 2016.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the six months ended June 30, 2016, the Company acquired 34 self-storage facilities comprising 2.6 million square feet in Arizona (1), California (9), Colorado (1), Connecticut (2), Florida (6), Massachusetts (1), New Hampshire (5), New York (4), Pennsylvania (1), and Texas (4) for a total purchase price of $437.5 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 4.4% on these purchases and ranged from 0% on recently constructed facilities to 6.7% on mature facilities.

In 2015, we acquired 27 self-storage facilities comprising 2.0 million square feet in Arizona (1), Connecticut (2), Florida (6), Illinois (2), Massachusetts (1), New York (6), North Carolina (1), Pennsylvania (1), South Carolina (6) and Texas (1) for a total purchase price of $281.2 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.3% on these purchases and ranged from 0% on recently constructed facilities to 6.4% on mature facilities. Four facilities acquired in Connecticut and New York in 2015 had been leased by the Company since November 1, 2013 and the operating results of these four facilities have been included in the Company’s operations since that date.

During 2016 the Company sold eight non-strategic properties with a carrying value of $18.8 million and received cash proceeds of $34.1 million, resulting in a $15.3 million gain on sale. During 2015 the Company sold three non-strategic properties purchased in 2014 and 2015 with a carrying value of $5.1 million and received cash proceeds of $4.6 million, resulting in a $0.5 million loss on sale.

We may seek to sell additional properties to third parties or joint venture partners in 2016.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2016, and at June 30, 2016, we were under contract to acquire 89 self-storage facilities for aggregate consideration of approximately $1.350 billion. This includes 84 self-storage facilities included with the acquisition of LifeStorage, LP which was completed on July 15, 2016 for a total purchase price of approximately $1.3 billion and two additional self-storage facilities acquired in July and August 2016 for an aggregate purchase price of $17.3 million.

In the six months ended June 30, 2016, we added 52,600 square feet to existing properties for a total cost of approximately $1.9 million. We plan to complete an additional $26.0 million of expansions and enhancements to our existing facilities in 2016.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first six months of 2016 we spent approximately $13.6 million on such improvements and we expect to spend approximately $18.3 million for the remainder of 2016.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2016, 196,008 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $325 million at June 30, 2016, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have no effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2016. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2016.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2016. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2016.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Operating Partnership’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Sovran Self Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Sovran Self Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Sovran Acquisition Limited Partnership pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Sovran Acquisition Limited Partnership pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant of Sovran Self Storage, Inc. to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Sovran Acquisition Limited Partnership Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015;

(iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovran Self Storage, Inc.

By:	/ S / Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 5, 2016

Date

Sovran Acquisition Limited Partnership

By:	/ S / Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 5, 2016

Date