Form 10-Q
period 2016-09-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2016-11-04
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission file number:

1-13820 (Life Storage, Inc.)

0-24071 (Life Storage LP)

LIFE STORAGE, INC.

LIFE STORAGE LP

(Exact name of Registrant as specified in its charter)

Maryland (Life Storage, Inc.)	16-1194043
Delaware (Life Storage LP)	16-1481551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Life Storage, Inc.	Yes ☒ No ☐
Life Storage LP	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Life Storage, Inc.	Yes ☒ No ☐
Life Storage LP	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Life Storage, Inc.:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Life Storage LP:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Life Storage, Inc.	Yes ☐ No ☒
Life Storage LP	Yes ☐ No ☒

As of October 24, 2016, 46,396,450 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the periods ended September 30, 2016 of Life Storage, Inc., formerly known as Sovran Self Storage, Inc. (the “Parent Company”) and Life Storage LP, formerly known as Sovran Acquisition Limited Partnership (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. Effective August 15, 2016, the Parent Company changed its name from “Sovran Self Storage, Inc.” to “Life Storage, Inc.” and the Operating Partnership changed its name from “Sovran Acquisition Limited Partnership” to “Life Storage LP”. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.6% ownership interest therein as of September 30, 2016. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I.	Financial Information

Item 1.	Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2016 (unaudited)	December 31, 2015
Assets
Investment in storage facilities:
Land	$785,866	$480,176
Building, equipment, and construction in progress	3,416,823	2,011,526

	4,202,689	2,491,702
Less: accumulated depreciation	(513,716)	(465,195)

Investment in storage facilities, net	3,688,973	2,026,507
Cash and cash equivalents	16,146	7,032
Accounts receivable	5,973	6,805
Receivable from unconsolidated joint ventures	747	929
Investment in unconsolidated joint ventures	66,667	62,520
Prepaid expenses	7,772	5,431
Fair value of interest rate swap agreements	—	550
Other assets	61,838	9,048

Total Assets	$3,848,116	$2,118,822

Liabilities
Line of credit	$240,000	$79,000
Term notes, net	1,387,119	746,650
Accounts payable and accrued liabilities	62,155	47,839
Deferred revenue	9,996	7,511
Fair value of interest rate swap agreements	19,248	15,343
Mortgages payable	10,134	1,993

Total Liabilities	1,728,652	898,336
Noncontrolling redeemable Operating Partnership Units at redemption value	17,996	18,171
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,396,450 shares outstanding at September 30, 2016 (36,710,673 at December 31, 2015)	464	367
Additional paid-in capital	2,343,581	1,388,343
Dividends in excess of net income	(214,703)	(171,980)
Accumulated other comprehensive loss	(27,932)	(14,415)

Total Shareholders’ Equity	2,101,410	1,202,315
Noncontrolling interest in consolidated subsidiary	58	—

Total Equity	2,101,468	1,202,315

Total Liabilities and Shareholders’ Equity	$3,848,116	$2,118,822

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Revenues
Rental income	$118,319	$88,066	$308,655	$250,439
Other operating income	9,482	7,362	25,274	21,124

Total operating revenues	127,801	95,428	333,929	271,563
Expenses
Property operations and maintenance	28,382	20,954	74,396	61,001
Real estate taxes	13,102	9,247	34,670	27,311
General and administrative	10,909	9,367	31,486	28,459
Acquisition costs	25,220	1,046	29,297	2,415
Operating leases of storage facilities	—	—	—	683
Depreciation and amortization	41,405	14,671	76,082	43,437

Total operating expenses	119,018	55,285	245,931	163,306

Income from operations	8,783	40,143	87,998	108,257
Other income (expenses)
Interest expense	(14,647)	(9,419)	(32,024)	(27,796)
Interest expense – bridge financing commitment fee	—	—	(7,329)	—
Interest income	13	1	56	4
Gain (loss) on sale of storage facilities	—	—	15,270	(7)
Equity in income of joint ventures	882	936	2,795	2,436

Net (loss) income	(4,969)	31,661	66,766	82,894
Net loss (income) attributable to noncontrolling interest in the Operating Partnership	21	(157)	(317)	(407)
Net loss attributable to noncontrolling interest in consolidated subsidiary	210	—	609	—

Net (loss) income attributable to common shareholders	$(4,738)	$31,504	$67,058	$82,487

(Loss) earnings per common share attributable to common shareholders – basic	$(0.10)	$0.88	$1.59	$2.35

(Loss) earnings per common share attributable to common shareholders – diluted	$(0.10)	$0.88	$1.58	$2.33

Common shares used in basic (loss) earnings per share calculation	46,139,079	35,700,375	42,176,762	35,135,946
Common shares used in diluted (loss) earnings per share calculation	46,139,079	35,917,105	42,414,623	35,358,332
Dividends declared per common share	$0.95	$0.85	$2.75	$2.35

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net (loss) income	$(4,969)	$31,661	$66,766	$82,894
Other comprehensive (loss) income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	2,931	(4,537)	(13,517)	(6,103)

Total comprehensive (loss) income	(2,038)	27,124	53,249	76,791
Comprehensive loss (income) attributable to noncontrolling interest in the Operating Partnership	8	(135)	(253)	(377)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	210	—	609	—

Comprehensive (loss) income attributable to common shareholders	$(1,820)	$26,989	$53,605	$76,414

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2016 to September 30, 2016	January 1, 2015 to September 30, 2015
Operating Activities
Net income	$66,766	$82,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,082	43,437
Amortization of debt issuance costs and bond discount	8,858	888
(Gain) loss on sale of storage facilities	(15,270)	7
Equity in income of joint ventures	(2,795)	(2,436)
Distributions from unconsolidated joint ventures	3,875	3,250
Non-vested stock earned	5,583	4,786
Stock option expense	85	163
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	4,308	(715)
Prepaid expenses	(1,080)	776
Receipts from (advances to) joint ventures	182	(231)
Accounts payable and other liabilities	5,787	5,823
Deferred revenue	(3,012)	(589)

Net cash provided by operating activities	149,369	138,053

Investing Activities
Acquisitions of storage facilities, net of cash acquired	(1,738,538)	(273,469)
Improvements, equipment additions, and construction in progress	(44,441)	(24,332)
Net proceeds from the sale of storage facilities	34,074	711
Investment in unconsolidated joint ventures	(5,336)	(483)
Property deposit	(759)	(1,215)

Net cash used in investing activities	(1,755,000)	(298,788)

Financing Activities
Net proceeds from sale of common stock	944,872	176,503
Proceeds from line of credit	1,059,000	297,000
Repayments of line of credit	(898,000)	(232,000)
Proceeds from term notes, net of discount	796,682	—
Repayment of term note	(150,000)	—
Debt issuance costs	(15,253)	—
Settlement of forward starting interest rate swaps	(9,166)	—
Dividends paid—common stock	(112,688)	(82,742)
Distributions to noncontrolling interest holders	(557)	(403)
Mortgage principal payments	(145)	(99)

Net cash provided by financing activities	1,614,745	158,259

Net increase (decrease) in cash	9,114	(2,476)
Cash at beginning of period	7,032	8,543

Cash at end of period	$16,146	$6,067

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$31,489	$25,844
Cash paid for income taxes, net of refunds	$911	$1,080

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2016 (unaudited)	December 31, 2015
Assets
Investment in storage facilities:
Land	$785,866	$480,176
Building, equipment, and construction in progress	3,416,823	2,011,526

	4,202,689	2,491,702
Less: accumulated depreciation	(513,716)	(465,195)

Investment in storage facilities, net	3,688,973	2,026,507
Cash and cash equivalents	16,146	7,032
Accounts receivable	5,973	6,805
Receivable from unconsolidated joint ventures	747	929
Investment in unconsolidated joint ventures	66,667	62,520
Prepaid expenses	7,772	5,431
Fair value of interest rate swap agreements	—	550
Other assets	61,838	9,048

Total Assets	$3,848,116	$2,118,822

Liabilities
Line of credit	$240,000	$79,000
Term notes, net	1,387,119	746,650
Accounts payable and accrued liabilities	62,155	47,839
Deferred revenue	9,996	7,511
Fair value of interest rate swap agreements	19,248	15,343
Mortgages payable	10,134	1,993

Total Liabilities	1,728,652	898,336
Limited partners’ redeemable capital interest at redemption value (196,008 and 168,866 units outstanding at September 30, 2016 and December 31, 2015, respectively)	17,996	18,171
Partners’ Capital
General partner (465,925 and 368,795 units outstanding at September 30, 2016 and December 31, 2015, respectively)	21,194	12,205
Limited partners (45,930,525 and 36,341,878 units outstanding at September 30, 2016 and December 31, 2015, respectively)	2,108,148	1,204,525
Accumulated other comprehensive loss	(27,932)	(14,415)

Total Controlling Partners’ Capital	2,101,410	1,202,315
Noncontrolling interest in consolidated subsidiary	58	—

Total Partners’ Capital	2,101,468	1,202,315

Total Liabilities and Partners’ Capital	$3,848,116	$2,118,822

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per unit data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$118,319	$88,066	$308,655	$250,439
Other operating income	9,482	7,362	25,274	21,124

Total operating revenues	127,801	95,428	333,929	271,563
Expenses
Property operations and maintenance	28,382	20,954	74,396	61,001
Real estate taxes	13,102	9,247	34,670	27,311
General and administrative	10,909	9,367	31,486	28,459
Acquisition costs	25,220	1,046	29,297	2,415
Operating leases of storage facilities	—	—	—	683
Depreciation and amortization	41,405	14,671	76,082	43,437

Total operating expenses	119,018	55,285	245,931	163,306

Income from operations	8,783	40,143	87,998	108,257
Other income (expenses)
Interest expense	(14,647)	(9,419)	(32,024)	(27,796)
Interest expense – bridge financing commitment fee	—	—	(7,329)	—
Interest income	13	1	56	4
Gain (loss) on sale of storage facilities	—	—	15,270	(7)
Equity in income of joint ventures	882	936	2,795	2,436

Net (loss) income	(4,969)	31,661	66,766	82,894
Net loss (income) attributable to noncontrolling interest in the Operating Partnership	21	(157)	(317)	(407)
Net loss attributable to noncontrolling interest in consolidated subsidiary	210	—	609	—

Net (loss) income attributable to common unitholders	$(4,738)	$31,504	$67,058	$82,487

(Loss) earnings per common unit attributable to common unitholders – basic	$(0.10)	$0.88	$1.59	$2.35

(Loss) earnings per common unit attributable to common unitholders – diluted	$(0.10)	$0.88	$1.58	$2.33

Common units used in basic (loss) earnings per unit calculation	46,139,079	35,700,375	42,176,762	35,135,946
Common units used in diluted (loss) earnings per unit calculation	46,139,079	35,917,105	42,414,623	35,358,332
Distributions declared per common unit	$0.95	$0.85	$2.75	$2.35

Net (loss) income attributable to general partner	$(47)	$317	$674	$829
Net (loss) income attributable to limited partners	(4,691)	31,344	66,384	82,065

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net (loss) income	$(4,969)	$31,661	$66,766	$82,894
Other comprehensive (loss) income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	2,931	(4,537)	(13,517)	(6,103)

Total comprehensive (loss) income	(2,038)	27,124	53,249	76,791
Comprehensive loss (income) attributable to noncontrolling interest in the Operating Partnership	8	(135)	(253)	(377)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	210	—	609	—

Comprehensive (loss) income attributable to common unitholders	$(1,820)	$26,989	$53,605	$76,414

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2016 to September 30, 2016	January 1, 2015 to September 30, 2015
Operating Activities
Net income	$66,766	$82,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,082	43,437
Amortization of debt issuance costs and bond discount	8,858	888
(Gain) loss on sale of storage facilities	(15,270)	7
Equity in income of joint ventures	(2,795)	(2,436)
Distributions from unconsolidated joint ventures	3,875	3,250
Non-vested stock earned	5,583	4,786
Stock option expense	85	163
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	4,308	(715)
Prepaid expenses	(1,080)	776
Receipts from (advances to) joint ventures	182	(231)
Accounts payable and other liabilities	5,787	5,823
Deferred revenue	(3,012)	(589)

Net cash provided by operating activities	149,369	138,053

Investing Activities
Acquisitions of storage facilities, net of cash acquired	(1,738,538)	(273,469)
Improvements, equipment additions, and construction in progress	(44,441)	(24,332)
Net proceeds from the sale of storage facilities	34,074	711
Investment in unconsolidated joint ventures	(5,336)	(483)
Property deposit	(759)	(1,215)

Net cash used in investing activities	(1,755,000)	(298,788)

Financing Activities
Net proceeds from sale of partnership units	944,872	176,503
Proceeds from line of credit	1,059,000	297,000
Repayments of line of credit	(898,000)	(232,000)
Proceeds from term notes, net of discount	796,682	—
Repayment of term note	(150,000)	—
Debt issuance costs	(15,253)	—
Settlement of forward starting interest rate swaps	(9,166)	—
Distributions to unitholders	(112,688)	(82,742)
Distributions to noncontrolling interest holders	(557)	(403)
Mortgage principal payments	(145)	(99)

Net cash provided by financing activities	1,614,745	158,259

Net increase (decrease) in cash	9,114	(2,476)
Cash at beginning of period	7,032	8,543

Cash at end of period	$16,146	$6,067

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$31,489	$25,844
Cash paid for income taxes, net of refunds	$911	$1,080

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc., formerly known as Sovran Self Storage, Inc., (the “Parent Company”) and Life Storage LP, formerly known as Sovran Acquisition Limited Partnership, (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Reclassification: Certain amounts from the 2015 financial statements have been reclassified to conform with the current year presentation as described in Note 5.

2.	ORGANIZATION

Effective August 15, 2016, the Parent Company changed its name from “Sovran Self Storage, Inc.” to “Life Storage, Inc.” and the Operating Partnership changed its name from “Sovran Acquisition Limited Partnership” to “Life Storage LP”. Also, consistent with these name changes, and in connection with the rebranding of our storage facilities from “Uncle Bob’s Self Storage ®“ to “Life Storage ®“, the name of the general partner of the Operating Partnership has been changed from “Sovran Holdings, Inc.” to “Life Storage Holdings, Inc.” and the name of the Parent Company’s taxable REIT subsidiary changed from “Uncle Bob’s Management, LLC” to “Life Storage Solutions, LLC”.

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.6% ownership interest therein as of September 30, 2016. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At September 30, 2016, we had an ownership interest in, and/or managed 657 self-storage properties in 29 states under the names Uncle Bob’s Self Storage ® and Life Storage ®. Among our 657 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 26 properties that we manage and have no ownership interest. Approximately 39.0% of the Company’s revenue is derived from stores in the states of Texas and Florida. In addition, approximately 9.9% of the Company’s revenue is derived from the Houston, Texas market.

We consolidate all wholly-owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (the Parent Company’s taxable REIT subsidiary), Warehouse Anywhere LLC (an entity owned 60% by Life Storage Solutions, LLC), and all other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable operating partnership units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At September 30, 2016, there were 196,008 noncontrolling redeemable operating partnership Units outstanding (168,866 at December 31, 2015). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at September 30, 2016 and December 31, 2015, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units for the period:

(dollars in thousands)	Nine Months Ended Sep. 30, 2016
Beginning balance noncontrolling redeemable Operating Partnership Units	$18,171
Issuance of Operating Partnership Units	7,767
Redemption of Operating Partnership Units	(4,795)
Net income attributable to noncontrolling interest in the Operating Partnership	317
Distributions	(557)
Adjustment to redemption value	(2,907)

Ending balance noncontrolling redeemable Operating Partnership Units	$17,996

The following is a reconciliation of the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Nine Months Ended Sep. 30, 2016
Beginning balance Limited Partners’ Redeemable Capital Interest	$18,171
Issuance of Limited Partners’ Redeemable Capital Interest Units	7,767
Redemption of Limited Partners’ Redeemable Capital Interest Units	(4,795)
Net income attributable to Limited Partners’ Redeemable Capital Interest	317
Distributions	(557)
Adjustment to redemption value	(2,907)

Ending balance Limited Partners’ Redeemable Capital Interest	$17,996

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

For the three months ended September 30, 2016 and 2015, the Company recorded compensation expense (included in general and administrative expense) of $4,000 and $46,000, respectively, related to stock options and $1,758,000 and $1,552,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the nine months ended September 30, 2016 and 2015, the Company recorded compensation expense of $85,000 and $163,000, respectively, related to stock options and $5,515,000 and $4,743,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the three months ended September 30, 2016 and 2015, employees and directors exercised 0 and 1,900 stock options respectively, and 29,205 and 31,078 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2016 and 2015, employees and directors exercised 0 and 16,900 stock options respectively, and 40,086 and 42,307 shares of non-vested stock, respectively, vested.

4.	INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the nine months ended September 30, 2016.

(dollars in thousands)
Cost:
Beginning balance	$2,491,702
Acquisition of storage facilities	1,695,752
Improvements and equipment additions	38,282
Additions to consolidated subsidiary	2,164
Net increase in construction in progress	4,919
Dispositions	(30,130)

Ending balance	$4,202,689

Accumulated Depreciation:
Beginning balance	$465,195
Additions during the period	59,587
Dispositions	(11,066)

Ending balance	$513,716

On July 15, 2016, the Company acquired all of the outstanding partnership interests in LifeStorage, LP, a Delaware limited partnership (“LS”). Pursuant to the acquisition, the Company acquired 83 self-storage properties throughout the country, including the following markets: Chicago, Illinois; Las Vegas, Nevada; Sacramento, California; Austin, Texas; and Los Angeles, California. Pursuant to the terms of the Agreement and Plan of Merger dated as of May 18, 2016 by and among LS, the Operating Partnership, Solar Lunar Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Operating Partnership, and Fortis Advisors LLC, a Delaware limited liability company, as Sellers’ Representative, the Company paid aggregate consideration of approximately $1.3 billion, of which $482 million was paid to discharge existing indebtedness of LS (including prepayment penalties and defeasance costs totaling $15.5 million). The merger was funded with the existing cash that was generated primarily from the proceeds from the Company’s May 2016 common stock offering and the 2026 Senior Notes offering, and draws on the Company’s line of credit totaling $482 million.

Including the LS acquisition, the Company acquired 120 facilities during the nine months ended September 30, 2016. The acquisition of two stores that were acquired at certificate of occupancy were accounted for as asset acquisitions. The cost of these stores, including closing costs, was assigned to land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 118 storage facilities acquired in 2016, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.” The purchase price of the 120 facilities acquired in 2016 has been preliminarily assigned as follows:

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Trade Name	Closing Costs Expensed
FL	4	1/6/2016	$20,350	$20,246	$—	$—	$104	$6,646	$13,339	$365	$—	$389
CA	4	1/21/2016	78,750	78,562	—	—	188	27,876	49,860	1,014	—	349
NH	5	1/21/2016	54,225	53,941	—	—	284	12,902	40,428	895	—	596
MA	1	1/21/2016	11,375	11,350	—	—	25	4,874	6,335	166	—	69
TX	3	1/21/2016	42,050	41,894	—	—	156	23,487	18,000	563	—	263
AZ	1	2/1/2016	9,275	9,261	—	—	14	988	8,224	63	—	124
FL	1	2/12/2016	11,274	11,270	—	—	4	2,294	8,980	—	—	—
PA	1	2/17/2016	5,750	5,732	—	—	18	1,768	3,879	103	—	152
CO	1	2/29/2016	12,600	12,549	—	—	51	4,528	7,915	157	—	176
CA	3	3/16/2016	68,832	63,965	4,472	—	395	22,647	45,371	814	—	277
CA	1	3/17/2016	17,320	17,278	—	—	42	6,728	10,339	253	—	120
CA	1	4/11/2016	36,750	33,346	3,295	—	109	17,445	18,840	465	—	129
CT	2	4/14/2016	17,313	17,152	—	—	161	6,142	10,904	267	—	180
NY	2	4/26/2016	24,312	20,143	—	4,249	(80)	5,710	18,201	401	—	348
FL	1	5/2/2016	8,100	4,006	—	4,036	58	3,018	4,922	160	—	149
TX	1	5/5/2016	10,800	10,708	—	—	92	2,333	8,302	165	—	121
NY	2	5/19/2016	8,400	8,366	—	—	34	714	7,521	165	—	188
CA, CO, FL, IL, MS, NV, TX, UT, WI	83	7/15/2016	1,299,989	1,335,332	—	—	(35,343)	150,620	1,085,979	46,890	16,500	25,328
SC	1	7/29/2016	8,620	8,617	—	—	3	920	7,700	—	—	—
CO	1	8/4/2016	8,900	8,831	—	—	69	5,062	3,679	159	—	107
FL	1	9/27/2016	10,500	10,407	—	—	93	2,809	7,523	168	—	232

Total acquired 2016	120		$1,765,485	$1,782,956	$7,767	$8,285	$(33,523)	$309,511	$1,386,241	$53,233	$16,500	$29,297

All of the properties acquired were purchased from unrelated third parties. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates. The $1,783.0 million of cash paid for the properties acquired during 2016 includes payment for cash acquired of $40.8 million and $4.0 million of deposits that were paid in 2015 when certain of these properties originally went under contract. Both of these amounts are excluded from total cash payments for the acquisition of storage facilities in the consolidated statement of cash flows.

Non-cash investing activities during 2016 include the issuance of $7.8 million in Operating Partnership Units, the assumption of two mortgages with outstanding balances of $8.3 million, and the assumption of net other liabilities of $7.3 million.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). The Company measures the value of trade names, which have an indefinite life and are not amortized, by calculating discounted cash flows utilizing the relief from royalty method.

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

	Sep. 30,	Dec. 31,
(Dollars in thousands)	2016	2015
In-place customer leases	$75,454	$22,320
Accumulated amortization	(37,410)	(21,017)

Net carrying value at the end of period	$38,044	$1,303

Amortization expense related to in-place customer leases was $13.5 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively and was $16.5 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company expects to record $29.9 million and $24.7 million of amortization expense for the years ended December 31, 2016 and 2017, respectively.

During the nine months ended September 30, 2016, the Company acquired 120 properties. The following pro forma information is based on the combined historical financial statements of the Company and the 120 properties acquired during the nine months ended September 30, 2016 as if the acquisitions had all occurred as of January 1, 2015.

(Dollars in thousands, except per share data)	Three Months Ended Sep. 30, 2016	Three Months Ended Sep. 30, 2015	Nine Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2015
Total revenues	$131,421	$120,905	$383,991	$342,973
Net income attributable to common shareholders	$34,946	$17,613	$121,262	$37,764
Earnings per common share
Basic	$0.76	$0.38	$2.63	$0.82
Diluted	$0.75	$0.38	$2.62	$0.81

The above pro forma information includes the results of eight stores acquired by LS in 2016 and 17 stores acquired by LS in in 2015. These stores therefore were not owned by LS for the entire pro forma periods and results prior to LS ownership are not included in the above pro forma information. The above pro forma information also includes increases in amortization of in-place customer leases totaling $13.3 million and $39.9 million for the three and nine month periods ending September 30, 2015, respectively. As noted above, in-place customer leases are amortized over their estimated future benefit period of 12 months. Material, nonrecurring pro forma adjustments directly attributable to the business combinations and included in the above pro forma financial information include reductions to interest expense related to acquisition bridge financing totaling $7.3 million for the nine months ended September 30, 2016 and reductions to acquisition costs totaling $25.2 million and $29.3 million for the three and nine months ended September 30, 2016, respectively.

The following table summarizes the revenues and earnings since the acquisition dates that are included in the Company’s consolidated statements of operations for the nine months ended September 30, 2016 related to the 120 properties acquired during the three and nine months ended September 30, 2016.

(Dollars in thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$26,990	$38,711
Net loss attributable to common shareholders	$(37,356)	$(39,954)

The above net losses attributable to common shareholders were primarily due to amortization of in-place customer leases acquired and the acquisition costs incurred in connection with the 2016 acquisitions.

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

(Dollars in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Total operating revenues	$—	$1,249	$2,324	$3,508
Property operations and maintenance expense	—	(377)	(614)	(1,022)
Real estate tax expense	—	(72)	(98)	(210)
Depreciation and amortization expense	—	(197)	(359)	(547)
Gain (loss) on sale of storage facilities	—	—	15,270	(7)

	$—	$603	$16,523	$1,722

Change in Signage Useful Life Estimates

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ® as discussed in Note 2 will require replacement of signage at all existing storage facilities which are currently included in investment in storage facilities, net on the consolidated balance sheets. The replacement of this signage is being completed at various times based on market and is expected to be completed in the first half of 2017. The Company has reassessed the estimated useful lives of the existing signage which resulted in an increase in depreciation expense of approximately $4 million in the third quarter of 2016 as depreciation was accelerated over the new useful lives. The Company estimates that this change will result in additional increases in depreciation expense of approximately $4 million in the fourth quarter of 2016 and approximately $1 million in 2017 as a result of the replacement of this existing Uncle Bob’s Self Storage ® signage.

The accelerated depreciation reduced basic earnings per share/unit by approximately $0.10 and $0.11 for the three and nine months ended September 30, 2016, respectively, and reduced diluted earnings per share/unit by approximately $0.10 for the three and nine months ended September 30, 2016.

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

	Sep. 30,	Dec. 31,
(Dollars in thousands)	2016	2015
Revolving line of credit borrowings	$240,000	$79,000

Term note due April 26, 2016	—	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	—
Term note due July 21, 2028	200,000	—

Total term note principal balance outstanding	1,400,000	750,000
Less: unamortized debt issuance costs	(9,646)	(3,350)
Less: unamortized senior term note discount	(3,235)	—

Term notes payable	$1,387,119	$746,650

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2016 the margin is 1.10%), and requires an annual 0.15% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note issued under this credit agreement maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2016 the margin is 1.15%). The interest rate at September 30, 2016 on the Company’s line of credit was approximately 1.62% (1.72% at December 31, 2015). At September 30, 2016, there was $260 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On July 21, 2016, the Company entered into a $200 million term note maturing July 21, 2028 bearing interest at a fixed rate of 3.67%. The proceeds from this term note were used to repay a portion of the then outstanding balance on the Company’s line of credit.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2016, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2016 the entire availability on the line of credit could be drawn without violating our debt covenants.

On May 17, 2016, the Company entered into two senior unsecured acquisition bridge facilities (the “Bridge Facilities”) totaling $1,675 million with the Company’s third-party advisors to the LS acquisition (see Note 4). In consideration for the bridge financing commitments, the Company paid fees totaling $7.3 million which are included as interest expense – acquisition bridge financing commitment fee in the consolidated statements of operations for the nine month period ending September 30, 2016. The Bridge Facilities commitments were terminated on June 29, 2016.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million. The indenture under which the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. As of September 30, 2016, the Company was in compliance with all of the financial covenants under the 2026 Senior Notes.

During April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years, with retrospective application required. Consistent with the guidance in ASU No. 2015-03 there are $3.4 million of debt issuance costs that have been presented as a reduction of term notes in our accompanying consolidated balance sheets at December 31, 2015 that were previously classified in other assets prior to the adoption of ASU No. 2015-03. The implementation of this accounting standards update had no effect on our results of operations or cash flows.

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

6.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2016 and December 31, 2015 consist of the following:

(dollars in thousands)	September 30, 2016	December 31, 2015
4.065% mortgage note due April 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 4.26%)	$4,229	$—
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.2 million, principal and interest paid monthly (effective interest rate 5.52%)	4,018	—
5.99% mortgage note due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.3 million, principal and interest paid monthly (effective interest rate 6.25%)	1,887	1,993

Total mortgages payable	$10,134	$1,993

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (1.62% at September 30, 2016)	—	—	—	$240,000	—	—	$240,000	$240,000
Notes Payable:
Term note - variable rate LIBOR+1.15% (1.68% at September 30, 2016)	—	—	—	—	$325,000	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	—	$100,000	$100,000	$113,250
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$192,387
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$616,281
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$204,294
Mortgage note - fixed rate 4.065%	$22	$88	$92	$96	$99	$3,832	$4,229	$4,205
Mortgage note - fixed rate 5.26%	$15	$63	$67	$71	$74	$3,728	$4,018	$4,276
Mortgage note - fixed rate 5.99%	$35	$151	$160	$170	$181	$1,190	$1,887	$2,031
Interest rate derivatives - liability	—	—	—	—	—	—	—	$19,248

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three and nine months ended September 30, 2016, and 2015.

The Company has interest rate swap agreements in effect at September 30, 2016 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

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

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended September 30, 2016 and 2015, the net reclassification from AOCL to interest expense was $1.2 million and $1.2 million, respectively, based on payments made under the swap agreements. During the nine months ended September 30, 2016 and 2015, the net reclassification from AOCL to interest expense was $3.5 million and $3.9 million, respectively, based on payments made under the swap agreements. Reclassification of amounts included in AOCL at September 30, 2016 to interest expense will be approximately $4.3 million for the 12 months ended September 30, 2017. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur or as payments under the 2026 Senior Notes are made. The fair value of the swap agreements, including accrued interest, was a liability of $19.2 million at September 30, 2016, and an asset of $550,000 and a liability of $15.3 million at December 31, 2015.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of September 30, 2016, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under the agreements at their net termination cost of $19.2 million.

The changes in AOCL for the three and nine months ended September 30, 2016 and September 30, 2015 are summarized as follows:

(dollars in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Accumulated other comprehensive loss beginning of period	$(30,863)	$(14,571)	$(14,415)	$(13,005)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,398	1,226	3,755	3,944
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	1,533	(5,763)	(17,272)	(10,047)

Loss included in other comprehensive loss	2,931	(4,537)	(13,517)	(6,103)

Accumulated other comprehensive loss end of period	$(27,932)	$(19,108)	$(27,932)	$(19,108)

8.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
September 30, 2016
Interest rate swaps	$(19,248)	—	$(19,248)	—
December 31, 2015
Interest rate swaps	$550	—	$550	—
Interest rate swaps	$(15,343)	—	$(15,343)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2016, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 120 storage facilities (see note 4), including the LS acquisition. To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers and the cost to replace in-place tenants which are based on the Company’s historical experience with turnover at its facilities and on market rental rates and estimated downtime required to replace the in-place leases, all of which are Level 3 inputs. The average downtime is based upon estimated demand information including the number of potential customers exhibited in historical property interest data. The fair value of trade names is based on royalty payments avoided had the trade name been owned by a third party which is determined using market royalty rates. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that was formed in May 2008 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2016 and December 31, 2015 was $43.8 million and $44.6 million, respectively. Twenty-five properties were acquired by Sovran HHF in 2008 for approximately $171.5 million and 14 additional properties were acquired by Sovran HHF in 2014 for $187.2 million. In 2008, the Company contributed $18.6 million to the joint venture as its share of capital required to fund the acquisitions. In 2012 the Company contributed an additional $1.2 million to the joint venture. In 2013 the Company received a return of capital distribution of $3.4 million as part of the refinancing of Sovran HHF. In 2014 the Company contributed an additional $28.6 million in cash to the joint venture as its share of capital required to fund acquisitions. In 2015 the Company contributed an additional $0.4 million in cash to the joint venture as its share of capital required to fund certain capital expenditures and property taxes related to 2014 acquisitions. As of September 30, 2016, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that was formed in 2011 to acquire self-storage properties that are managed by the Company. The carrying value of the Company’s investment at September 30, 2016 and December 31, 2015 was $13.6 million and $13.9 million, respectively. Twenty properties were acquired by Sovran HHF II during 2011 for approximately $166.1 million. During 2011, the Company contributed $12.8 million to the joint venture as its share of capital required to fund the acquisitions. Ten additional properties were acquired by Sovran HHF II during 2012 for approximately $29 million. During 2012, the Company contributed $2.4 million to the joint venture as its share of capital required to fund the acquisitions. In 2015 the Company contributed an additional $1.7 million in cash to the joint venture as its share of capital required to fund the payoff of a mortgage note. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.3 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively. The management and call center fees earned by the Company for the nine months ended September 30, 2016 and 2015, totaled $3.8 million and $3.6 million, respectively.

The Company’s share of Sovran HHF and Sovran HHF II’s income for the three months ended September 30, 2016 and 2015 was $0.8 million and $0.9 million, respectively. The Company’s share of Sovran HHF and Sovran HHF II’s income for the nine months ended September 30, 2016 and 2015 was $2.6 million and $2.3 million, respectively.

The Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.4 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended September 30, 2016, and 2015, the Company’s share of Iskalo Office Holdings, LLC’s income was $45,000 and $58,000, respectively. For the nine months ended September 30, 2016, and 2015, the Company’s share of Iskalo Office Holdings, LLC’s income was $158,000 and $162,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.9 million and $0.8 million during the nine months ended September 30, 2016 and 2015, respectively.

The Company holds an 85% equity interest in Urban Box Coralway Storage, LLC (“Urban Box”), a joint venture with an unrelated third party. Urban Box was formed in 2015 and is currently developing a self-storage property in Florida. During 2015, the Company contributed $4.0 million to Urban Box as its share of capital to develop the property, which primarily consists of the acquisition of land in 2015. Urban Box has entered into a non-recourse mortgage loan in order to finance the future development costs. The Company and the other joint venture member have participation rights which require the agreement of both members in order to implement the activities of Urban Box which are most significant to its economic performance. Accordingly, the interest is recorded using the equity method.

The Company will perform property management services for Urban Box in exchange for a management fee based on 6% of property revenues. There were no management fees in 2016 or 2015.

The Company holds a 5% equity interest in SNL/Orix 1200 McDonald Ave., LLC (“McDonald”), a joint venture with an unrelated third party. The joint venture for McDonald was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.3 million of preferred capital to McDonald as its share of capital to develop the property. McDonald entered into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the McDonald joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the interest is recorded using the equity method.

The Company will perform property management services for McDonald in exchange for a management fee based on property revenues. There were no management fees in 2016 or 2015.

The Company holds a 5% equity interest in SNL Orix Merrick, LLC (“Merrick”), a joint venture with an unrelated third party. The joint venture for Merrick was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.1 million of preferred capital to Merrick as its share of capital to develop the property. Merrick will enter into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the Merrick joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the interest is recorded using the equity method.

The Company will perform property management services for Merrick in exchange for a management fee based on property revenues. There were no management fees in 2016 or 2015.

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2016 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$534,541
Investment in office building, net	5,000
Other assets	17,928

Total Assets	$557,469

Due to the Company	$767
Mortgages payable	222,434
Other liabilities	9,177

Total Liabilities	232,378
Unaffiliated partners’ equity	260,581
Company equity	64,510

Total Partners’ Equity	325,091

Total Liabilities and Partners’ Equity	$557,469

Income Statement Data:
Total revenues	$55,533
Property operating expenses	(17,922)
Administrative, management and call center fees	(4,046)
Depreciation and amortization of customer list	(10,179)
Amortization of financing fees	(265)
Income tax expense	(174)
Interest expense	(7,730)

Net income	$15,217

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

For the three months ended September 30, 2016 and 2015, the Company recorded federal and state income tax expense of $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded federal and state income tax expense of $0.9 million and $1.7 million, respectively. At September 30, 2016 and 2015, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2016 and 2015, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of September 30, 2016, the Company’s taxable REIT subsidiary has a deferred tax liability of $1.3 million. The tax years 2013-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(Loss) Earnings Per Share

(in thousands except per share data)	Three Months Ended Sep. 30, 2016	Three Months Ended Sep. 30, 2015	Nine Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2015
Numerator:
Net (loss) income attributable to common shareholders	$(4,738)	$31,504	$67,058	$82,487
Denominator:
Denominator for basic (loss) earnings per share – weighted average shares	46,139	35,700	42,177	35,136
Effect of Dilutive Securities:
Stock options and non-vested stock	—	217	238	222

Denominator for diluted (loss) earnings per share – adjusted weighted average shares and assumed conversion	46,139	35,917	42,415	35,358
Basic (loss) earnings per common share attributable to common shareholders	$(0.10)	$0.88	$1.59	$2.35
Diluted (loss) earnings per common share attributable to common shareholders	$(0.10)	$0.88	$1.58	$2.33

(Loss) Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Sep. 30, 2016	Three Months Ended Sep. 30, 2015	Nine Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2015
Numerator:
Net (loss) income attributable to common unitholders	$(4,738)	$31,504	$67,058	$82,487
Denominator:
Denominator for basic (loss) earnings per unit – weighted average units	46,139	35,700	42,177	35,136
Effect of Dilutive Securities:
Stock options and non-vested stock	—	217	238	222

Denominator for diluted (loss) earnings per unit – adjusted weighted average units and assumed conversion	46,139	35,917	42,415	35,358
Basic (loss) earnings per common unit attributable to common unitholders	$(0.10)	$0.88	$1.59	$2.35
Diluted (loss) earnings per common unit attributable to common unitholders	$(0.10)	$0.88	$1.58	$2.33

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 95,706 stock options and 270,298 unvested restricted shares for the three months ended September 30, 2016, and 11,000 stock options and 139,518 unvested restricted shares for the three months ended September 30, 2015, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 110,757 unvested restricted shares for the nine months ended September 30, 2016, and 7,333 stock options and 157,383 unvested restricted shares for the nine months ended September 30, 2015, because their effect would be antidilutive.

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Nine Months Ended September 30, 2016
Beginning balance of total shareholders’ equity	$1,202,315
Net proceeds from the issuance of common stock	944,872
Conversion of operating partnership units to common shares	4,795
Exercise of stock options	—
Earned portion of non-vested stock	5,515
Stock option expense	85
Deferred compensation—directors	68
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	2,907
Net income attributable to common shareholders	67,058
Amortization of terminated hedge included in AOCL	229
Change in fair value of derivatives	(13,746)
Dividends	(112,688)

Ending balance of total shareholders’ equity	$2,101,410

On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness then outstanding on the Company’s unsecured line of credit.

On May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness then outstanding on the Company’s unsecured line of credit. The proceeds from this offering and the proceeds from the 2026 Senior Notes (see Note 5) were used, along with draws on the Company’s revolving line of credit, to fund the purchase of LS on July 15, 2016 (see Note 4).

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

During the nine months ended September 30, 2016, the Company did not issue any shares of common stock under the Equity Program. As of September 30, 2016, the Company had $59.3 million available for issuance under the Equity Program.

During the nine months ended September 30, 2015, the Company issued 499,911 shares of common stock under the Equity Program at a weighted average issue price of $94.29 per share, generating net proceeds of $46.5 million after deducting $0.6 million of sales commissions paid to Jefferies and Piper.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 94,050 and 105,876 shares under the plan during the nine months ended September 30, 2016 and September 30, 2015, respectively.

13.	PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Nine Months Ended September 30, 2016
Beginning balance of total controlling partners’ capital	$1,202,315
Net proceeds from the issuance of partnership units	944,872
Conversion of operating partnership units to common shares	4,795
Exercise of stock options	—
Earned portion of non-vested stock	5,515
Stock option expense	85
Deferred compensation—directors	68
Adjustment to redemption value on limited partners’ redeemable capital interests	2,907
Net income attributable to common unitholders	67,058
Amortization of terminated hedge included in AOCL	229
Change in fair value of derivatives	(13,746)
Distributions	(112,688)

Ending balance of total controlling partners’ capital	$2,101,410

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

15.	COMMITMENT AND CONTINGENCIES

At September 30, 2016, the Company was under contract to acquire seven self-storage facilities for an aggregate purchase price of approximately $85.6 million. The purchase of these facilities is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act, the New Jersey Consumer Fraud Act and the New Jersey Insurance Producer Licensing Act. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add a claim that the Company’s insurance program violates New Jersey consumer protection laws. The Company intends to vigorously defend the action, and the possibility of any adverse outcome cannot be determined at this time.

16.	SUBSEQUENT EVENTS

On October 4, 2016, the Company declared a quarterly dividend of $0.95 per common share. The dividend was paid on October 26, 2016 to shareholders of record on October 14, 2016. The total dividend paid amounted to $43.9 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2016 THROUGH SEPTEMBER 30, 2016, COMPARED TO THE PERIOD JULY 1, 2015 THROUGH SEPTEMBER 30, 2015

We recorded rental revenues of $118.3 million for the three months ended September 30, 2016, an increase of $30.2 million or 34.4% when compared to rental revenues of $88.1 million for the same period in 2015. Of the increase in rental revenue, $3.6 million resulted from a 4.3% increase in rental revenues at the 417 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2015 and 2016, and excluding stores not yet stabilized and three stores significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 30 basis point increase in average occupancy and a 3.7% increase in rental income per square foot. The remaining increase in rental revenue of $26.6 million resulted from the revenues from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $2.1 million for the three months ended September 30, 2016 compared to the same period in 2015 primarily as a result of increased administrative fees earned on customer insurance.

Property operations and maintenance expenses increased $7.4 million or 35.4% in the three months ended September 30, 2016 compared to the same period in 2015. The 417 core properties considered in the same store pool experienced a $0.2 million or 0.8% increase in operating expenses as a result of higher payroll and benefit costs and increased repairs and maintenance expense. In addition to the same store operating expense increase, operating expenses increased $7.2 million from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Real estate tax expense increased $3.9 million as a result of a 3.8% increase in property taxes on the 417 same store pool and the inclusion of taxes on the properties acquired in 2016 and 2015.

Net operating income increased $21.1 million or 32.3% as a result of a 5.8% increase in our same store net operating income and the acquisitions completed since January 1, 2015.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net (loss) income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net (loss) income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net (loss) income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net (loss) income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net (loss) income. The following table reconciles NOI generated by our self-storage facilities to our net (loss) income presented in the consolidated financial statements for the three months ended September 30, 2016 and 2015.

	Three Months ended September 30,
(dollars in thousands)	2016	2015
Net operating income
Same store	$63,461	$59,974
Other stores and management fee income	22,856	5,253

Total net operating income	86,317	65,227
General and administrative	(10,909)	(9,367)
Acquisition related costs	(25,220)	(1,046)
Depreciation and amortization	(41,405)	(14,671)
Interest expense	(14,647)	(9,419)
Interest income	13	1
Equity in income of joint ventures	882	936

Net (loss) income	$(4,969)	$31,661

Our 2016 same store results consist of only those properties that were included in our consolidated results since January 1, 2015, excluding three stores purchased prior to January 1, 2015 that have not yet stabilized and three stores significantly impacted by flooding in 2016. The following table sets forth operating data for our 417 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2016	2015	Change
Same store rental income	$87,271	$83,702	4.3%
Same store other operating income	4,862	4,448	9.3%

Total same store operating income	92,133	88,150	4.5%
Payroll and benefits	7,391	7,290	1.4%
Real estate taxes	9,102	8,769	3.8%
Utilities	3,315	3,378	-1.9%
Repairs and maintenance	3,198	3,008	6.3%
Office and other operating expenses	2,983	2,880	3.6%
Insurance	990	1,103	-10.2%
Advertising and yellow pages	266	332	-19.9%
Internet marketing,	1,427	1,416	0.8%

Total same store operating expenses	28,672	28,176	1.8%

Same store net operating income	$63,461	$59,974	5.8%

			Change
Quarterly same store move ins	42,720	42,238	482
Quarterly same store move outs	44,598	46,977	(2,379)

We believe the increase in same store move ins was a byproduct of additional move in incentives. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the three months ended September 30, 2016 increased $1.5 million or 16.5% compared with the three months ended September 30, 2015. The key drivers of the increase were a $0.6 million increase in professional fees and a $0.3 million increase in salaries and benefits.

Acquisition related costs were $25.2 million in the three months ended September 30, 2016 as a result of the acquisition of 86 stores during that period. This amount includes $15.5 million of prepayment penalties and defeasance costs to retire LS’s debt upon closing of the acquisition of LS. Acquisition related costs for the three months ended September 30, 2015 were $1.0 million for the 11 stores acquired during that period.

Depreciation and amortization expense increased to $41.4 million in the three months ended September 30, 2016 from $14.7 million in the same period of 2015, primarily as a result of depreciation on the properties acquired in 2015 and 2016 and accelerated depreciation on existing signage that is being replaced as a result of the change in name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ®.

Total interest expense increased $5.2 million in the three months ended September 30, 2016 as compared to the same period in 2015 primarily as a result of the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, partially offset by reduced interest costs as a result of the payoff of the $150 million 6.38% term loan in April 2016 with a draw on our line of credit which carries a lower interest rate.

FOR THE PERIOD JANUARY 1, 2016 THROUGH SEPTEMBER 30, 2016, COMPARED TO THE PERIOD JANUARY 1, 2015 THROUGH SEPTEMBER 30, 2015

We recorded rental revenues of $308.7 million for the nine months ended September 30, 2016, an increase of $58.3 million or 23.2% when compared to rental revenues of $250.4 million for the same period in 2015. Of the increase in rental revenue, $13.1 million resulted from a 5.4% increase in rental revenues at the 417 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2015 and 2016, and excluding stores not yet stabilized and three stores significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 50 basis point increase in average occupancy and a 4.8% increase in rental income per square foot. The remaining increase in rental revenue of $45.2 million resulted from the revenues from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $4.2 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of increased administrative fees earned on customer insurance and as a result of the impact of properties acquired in 2015 and 2016.

Property operations and maintenance expenses increased $13.4 million or 22.0% in the nine months ended September 30, 2016 compared to the same period in 2015. The 417 core properties considered in the same store pool experienced a $0.2 million or 0.3% increase in operating expenses as a result of higher payroll and benefit costs, increased bank charges and increased internet marketing costs, partially offset by decreases in utilities, insurance and snow removal costs. In addition to the same store operating expense increase, operating expenses increased $13.2 million from the acquisition of properties completed since January 1, 2015 and stores not yet stabilized. Real estate tax expense increased $7.4 million as a result of a 5.3% increase in property taxes on the 417 same store pool and the inclusion of taxes on the properties acquired in 2016 and 2015.

Net operating income increased $41.6 million or 22.7% as a result of a 7.4% increase in our same store net operating income and the acquisitions completed since January 1, 2015.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the nine months ended September 30, 2016 and 2015.

	Nine Months ended September 30,
(dollars in thousands)	2016	2015
Net operating income
Same store	$182,979	$170,302
Other stores and management fee income	41,884	12,949

Total net operating income	224,863	183,251
General and administrative	(31,486)	(28,459)
Acquisition related costs	(29,297)	(2,415)
Operating leases of storage facilities	—	(683)
Depreciation and amortization	(76,082)	(43,437)
Interest expense	(39,353)	(27,796)
Interest income	56	4
Gain (loss) on sale of storage facilities	15,270	(7)
Equity in income of joint ventures	2,795	2,436

Net income	$66,766	$82,894

Our 2016 same store results consist of only those properties that were included in our consolidated results since January 1, 2015, excluding three stores purchased prior to January 1, 2015 that have not yet stabilized and three stores significantly impacted by flooding in 2016. The following table sets forth operating data for our 417 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2016	2015	Change
Same store rental income	$254,365	$241,300	5.4%
Same store other operating income	14,126	12,929	9.3%

Total same store operating income	268,491	254,229	5.6%
Payroll and benefits	22,136	21,502	2.9%
Real estate taxes	27,692	26,307	5.3%
Utilities	8,611	9,202	-6.4%
Repairs and maintenance	9,627	9,899	-2.7%
Office and other operating expenses	8,774	8,381	4.7%
Insurance	3,045	3,308	-8.0%
Advertising and yellow pages	845	1,034	-18.3%
Internet marketing,	4,782	4,294	11.4%

Total same store operating expenses	85,512	83,927	1.9%

Same store net operating income	$182,979	$170,302	7.4%

			Change
Year-to-date same store move ins	125,777	130,843	(5,066)
Year-to-date same store move outs	119,797	123,916	(4,119)

We believe the decrease in same store move ins was a byproduct of our increased occupancy, leaving fewer spaces to rent. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the nine months ended September 30, 2016 increased $3.0 million or 10.6% compared with the nine months ended September 30, 2015. The key drivers of the increase were a $1.3 million increase in professional fees and a $0.9 million increase in salaries and benefits.

Acquisition related costs were $29.3 million in the nine months ended September 30, 2016 as a result of the acquisition of 120 stores during that period. This amount includes $15.5 million of prepayment penalties and defeasance costs to retire LS’s debt upon closing of the acquisition of LS. Acquisition related costs for the nine months ended September 30, 2015 were $2.4 million for the 19 stores acquired during that period.

The operating lease expense for storage facilities in 2015 relates to leases which commenced in November 2013 with respect to four self-storage facilities in New York (2) and Connecticut (2). We completed the purchase of these four facilities on February 2, 2015, which eliminated the lease payment at that time.

Depreciation and amortization expense increased to $76.1 million in the nine months ended September 30, 2016 from $43.4 million in the same period of 2015, primarily as a result of depreciation on the properties acquired in 2015 and 2016 and accelerated depreciation on existing signage that will be replaced as a result of the change in name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ®.

Total interest expense increased $11.6 million in the nine months ended September 30, 2016 as compared to the same period in 2015 as a result of a $7.3 million bridge loan commitment fee that was incurred related to the LS acquisition bid, coupled with an increase as a result of the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016. The bridge loan was not drawn on by the Company and the related fees were recorded as interest expense.

During the nine months ended September 30, 2016 we sold eight storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. During the nine months ended September 30, 2015 we sold one storage facility in Missouri for net proceeds of approximately $691,000, resulting in a loss on sale of $7,000.

FUNDS FROM OPERATIONS

We believe that Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net (loss) earnings and cash flows, for an understanding of our operating results. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful supplemental measure in evaluating our operating performance by disregarding (or adding back) historical cost depreciation.

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of properties, plus impairment of real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance FFO should be compared with our reported net (loss) income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to net (loss) income (determined in accordance with GAAP) as an indication of our performance, as an alternative to net cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

Reconciliation of Net (Loss) Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Sep. 30, 2016	Three Months Ended Sep. 30, 2015	Nine Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2015
Net (loss) income attributable to common shareholders	$(4,738)	$31,504	$67,058	$82,487
Net (loss) income attributable to noncontrolling interest	(21)	157	317	407
Depreciation of real estate and amortization of intangible assets	41,024	14,430	74,913	42,649
Depreciation and amortization from unconsolidated joint ventures	738	610	1,891	1,845
(Gain) loss on sale of storage facilities	—	—	(15,270)	7
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(164)	(231)	(593)	(625)

FFO available to common shareholders	$36,839	$46,470	$128,316	$126,770

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2016, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2016, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $149.4 million and $138.1 million for the nine months ended September 30, 2016, and 2015, respectively. The increase in operating cash flows in the 2016 period compared to the 2015 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $1,755.0 million and $298.8 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in investing activities in the 2016 period compared to the 2015 period was primarily due to the increased volume of acquisitions in 2016 as compared to the same period in 2015.

Cash provided by financing activities was $1,614.7 million for the nine months ended September 30, 2016 compared to $158.3 million for the nine months ended September 30, 2015. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness then outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions in the first quarter of 2016. Also on May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness then outstanding on the Company’s unsecured line of credit, with a portion held in cash at June 30, 2016. The proceeds from the May offering, the proceeds from the Company’s June 2016 unsecured senior notes offering, and draws on the line of credit were used to fund the purchase of LS in July 2016 for approximately $1.3 billion.

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

In January 2016, the Company exercised the expansion feature of its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2016 the margin is 1.10%), and requires a 0.15% facility fee. The amended agreement also reduced the interest rate on the $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2016 the margin is 1.15%). The interest rate at September 30, 2016 on the Company’s line of credit was approximately 1.62% (1.72% at December 31, 2015). At September 30, 2016, there was $260 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On July 21, 2016, the Company entered into a $200 million term note maturing July 21, 2028 bearing interest at a fixed rate of 3.67%. The proceeds from this term note were used to repay a portion of the then outstanding balance on the Company’s line of credit.

The Company had maintained a $150 million unsecured term note that matured on April 26, 2016 bearing interest at 6.38%. The Company used a draw on the line of credit to pay off the balance of this note on April 26, 2016.

On June 20, 2016, the Company issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). Net proceeds to the Company after original issue discount, underwriting discounts and commissions and offering expenses were approximately $591.2 million. On July 15, 2016, the proceeds from the 2026 Senior Notes, the proceeds from the Company’s common stock offering in May 2016, and draws on the Company’s line of credit were used to fund the acquisiton of LS. In conjunction with the issuance of the 2026 Senior Notes, the Company settled its $150 million notional forward starting swap agreements for cash of approximately $9.2 million.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Fitch Ratings (BBB), as well as Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $10.1 million of mortgages payable that are secured by three storage facilities. The increase in mortgages payable from 2015 to 2016 was a result of two mortgages that were assumed in connection with the acquisition of two properties in 2016.

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

During the nine months ended September 30, 2016, the Company did not issue any shares of common stock under the Equity Program. As of September 30, 2016, the Company had $59.3 million available for issuance under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 94,050 shares under the plan during the nine months ended September 30, 2016.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the nine months ended September 30, 2016, the Company acquired 120 self-storage facilities comprising 9.3 million square feet in Arizona (1), California (22), Colorado (6), Connecticut (2), Florida (10), Illinois (24), Massachusetts (1), Mississippi (1), New Hampshire (5), Nevada (17), New York (4), Pennsylvania (1), South Carolina (1), Texas (23), Utah (1), and Wisconsin (1) for a total purchase price of $1,765.5 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 3.6% on these purchases and ranged from 0% on recently constructed facilities to 6.7% on mature facilities.

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

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2016, and at September 30, 2016, we were under contract to acquire seven self-storage facilities for aggregate consideration of approximately $85.6 million.

In the nine months ended September 30, 2016, we added 299,656 square feet to existing properties for a total cost of approximately $18.3 million. We plan to complete an additional $8.7 million of expansions and enhancements to our existing facilities in 2016.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, remodeling of store offices, and replacement of Uncle Bob’s Self Storage ® signage with Life Storage ® signage. For the first nine months of 2016 we spent approximately $19.9 million on such improvements and we expect to spend approximately $14.6 million for the remainder of 2016.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2016, 196,008 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Based on our outstanding unsecured floating rate debt of $565 million at September 30, 2016, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $2.4 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2016. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2016.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2016. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2016.

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

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act, the New Jersey Consumer Fraud Act and the New Jersey Insurance Producer Licensing Act. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add a claim that the Company’s insurance program violates New Jersey consumer protection laws. The Company intends to vigorously defend the action, and the possibility of any adverse outcome cannot be determined at this time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015;

(iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015;

(iv) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

	By:	/ S / Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

November 4, 2016 Date
Life Storage LP

	By:	/ S / Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

November 4, 2016 Date