Form 10-K
period 2016-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2017-02-27
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number:

1-13820 (Life Storage, Inc.)

0-24071 (Life Storage LP)

LIFE STORAGE, INC.

LIFE STORAGE LP

(Exact name of Registrant as specified in its charter)

Maryland (Life Storage, Inc.) Delaware (Life Storage LP)	16-1194043 (Life Storage, Inc.) 16-1481551 (Life Storage LP)
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Life Storage, Inc.	☐
Life Storage LP	☐

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

As of June 30, 2016, 46,369,391 shares of Life Storage, Inc.’s Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $4,779,975,682 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2016). As of February 13, 2017, 46,487,121 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2016, the aggregate market value of the 196,008 units of limited partnership (the “OP Units”) held by non-affiliates of Life Storage LP was $20,565,159 (based on the closing price of the Common Stock of Life Storage, Inc., the sole general partner of Life Storage LP, on the New York Stock Exchange on June 30, 2016). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2016.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Life Storage, Inc., formerly known as Sovran Self Storage, Inc. (the “Parent Company”) and Life Storage LP, formerly known as Sovran Acquisition Limited Partnership (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. Effective August 15, 2016, the Parent Company changed its name from “Sovran Self Storage, Inc.” to “Life Storage, Inc.” and the Operating Partnership changed its name from “Sovran Acquisition Limited Partnership” to “Life Storage LP”. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2016. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

The Company believes that combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into a single report will:

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

This report also includes separate Item 9A - Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350.

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

Effective August 15, 2016, the Parent Company changed its name from “Sovran Self Storage, Inc.” to “Life Storage, Inc.” and the Operating Partnership changed its name from “Sovran Acquisition Limited Partnership” to “Life Storage LP”. Also, consistent with these name changes, and in connection with the rebranding of our storage facilities from “Uncle Bob’s Self Storage®” to “Life Storage®”, the name of the general partner of the Operating Partnership has been changed from “Sovran Holdings, Inc.” to “Life Storage Holdings, Inc.” and the name of the Parent Company’s taxable REIT subsidiary changed from “Uncle Bob’s Management, LLC” to “Life Storage Solutions, LLC”. This name change is intended to be responsive to the changing demographics and consumer trends in the self-storage industry. We believe that the change to the “Life Storage®” name will allow the Company to continue to maintain its position as a leader in the U.S. self-storage industry and may provide additional growth opportunities that may not have been available under the “Uncle Bob’s Self Storage®” name.

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2016, we had an ownership interest in and/or managed 659 self-storage properties in 29 states under the names Life Storage® and Uncle Bob’s Self Storage®. Among our 659 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 26 properties that we manage and have no ownership interest. We are also a 20% owner in an unconsolidated joint venture (191 III Life Storage Holdings LLC) which acquired four properties in January 2017 that we have managed since acquisition. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. All of our Properties will conduct business under the customer-friendly name Life Storage®. At December 31, 2016, there remain stores in certain markets that continue to operate under the name Uncle Bob’s Self Storage® and will continue to do so until our transition to the Life Storage® name is complete in the first half of 2017.

At December 31, 2016, the Parent Company owned an indirect interest in 633 of the Properties through the Operating Partnership, which excludes the 26 properties that we manage and have no ownership interest. Included in the 633 properties are the 69 facilities in our unconsolidated joint ventures. In total, we own a 99.5% economic interest in the Operating Partnership and unaffiliated third parties own collectively a 0.5% limited partnership interest at December 31, 2016. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

The Parent Company was incorporated on April 19, 1995 under Maryland law. The Operating Partnership was formed on April 19, 1995 as a Delaware limited partnership and has engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our websites are www.lifestorage.com and www.unclebobs.com.

We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: optimizing rental rates, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and enhancing the Properties. Should economic conditions warrant, we may develop new properties. We believe that there continue to be opportunities for growth through acquisitions, and seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and improved performance through application of our expertise.

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

According to the 2017 Self-Storage Almanac, of the estimated 51,000 facilities in the United States (including both core and non-core storage businesses), approximately 15.0% are managed by the ten largest operators. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third party management platforms.

Property Management

We have 31 years of experience managing self-storage facilities, and the combined experience of our key personnel makes us one of the leaders in the industry. All of our stores conduct business under the customer-friendly names Life Storage® or Uncle Bob’s Self Storage®. At December 31, 2016, there remain stores in certain markets that continue to operate under the name Uncle Bob’s Self Storage® and will continue to do so until our full transition to the Life Storage® name is complete in the first half of 2017. We employ the following strategies with respect to our property management:

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

All learning and development activities are facilitated through our online training and development portal. This portal delivers and tracks hundreds of on-demand computer based training and compliance courses; it also administers tests, surveys, and the employee appraisal process. Life Storage’s training and development program encompasses the tools and support we deem essential to the success of our employees and business.

Marketing and Advertising:

We believe the avenues for attracting and capturing new customers have changed dramatically over the years. As such, we have implemented the following strategies to market our properties and increase profitability:

•	We employ a Customer Care Center (call center) that services an average of 40,000 rental inquiries per month. Our Sales Representatives answer incoming sales calls for all of our stores, 361 days a year, 24 hours a day. The team undertakes continuous training and coaching in effective storage sales techniques, which we believe results in higher conversions of inquiries to rentals.

•	The digital age has changed consumer behavior—the way people shop, their expectations, and the way we communicate with them. Our aggressive internet marketing and website provide customers with real-time pricing, online reservations, online payments, and support for mobile devices. We involve internal and external expertise to manage our internet presence and leverage a mix of mobile, desktop, and social media to attract and engage customers.

•	Since the need for storage is largely based on timing, the ultimate goal is to create as much positive brand recognition as possible. When the time comes for a customer to select a storage company, we want the Life Storage brand to be on the top of their mind. We employ a variety of different strategies to create brand awareness; this includes our Life Storage rental trucks, branded merchandise such as moving and packing supplies, and extensive regional marketing in the communities in which we operate. We strive to gain the most exposure as possible for the longest period of time.

•	Approximately 45% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate customers and retail customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.

•	We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. The truck rental charge is waived for new move-in customers and we believe it provides a valuable service and added incentive to choose us. Further, the prominent display of our logo turns each truck into a moving billboard.

Ancillary Income:

We know that our 360,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Whereas our Life Storage trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn an administrative fee. We also receive incidental income from billboards and cell towers.

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

Revenue Management:

Our proprietary revenue management system is constantly evolving through the efforts of our revenue management team comprised of a group of analysts. We have the ability to change pricing instantaneously for any one unit type, at any single location, based on the occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we can implement rental rate increases at optimal times to increase revenues. Advanced pricing analytics enables us to reduce the amount of concessions, attracting a more stable customer base and discouraging short-term price shoppers. This system continues to drive revenue stability and/or growth throughout our portfolio.

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by experienced Project Managers. Those inspections provide the basis for short and long term planned projects that are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, and snowplowing is contracted to local providers who have a clear understanding of our standards. Further, our software tracks repairs, monitors contractor performance and measures the useful life of assets. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. In addition, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. This includes the installation of solar panels, LED lighting, energy efficient air conditioning units, and cool roofs which are all environmentally friendly and have the potential to reduce energy consumption (thereby reducing costs) in the buildings in which they are installed. We continue to implement and expand the Company’s solar panel initiative which has reduced energy consumption and costs at those installed locations.

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

Insurance

Each of the Properties is covered by fire and property insurance (including comprehensive liability and business interruption), and all-risk property insurance policies, which are provided by reputable companies and on commercially reasonable terms. In addition, we maintain a policy insuring against environmental liabilities resulting from tenant storage on terms customary for the industry, and title insurance insuring fee title to the Company-owned Properties in an amount that we believe to be adequate.

Federal Income Tax

We operate, and we intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. We have elected to treat one of our subsidiaries as a taxable REIT subsidiary. In general, our taxable REIT subsidiary may perform additional services for customers and generally may engage in certain real estate or non-real estate related business. Our taxable REIT subsidiary is subject to corporate federal and state income taxes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - REIT Qualification and Distribution Requirements.”

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

During 2016, we sold eight non-strategic properties in Alabama, Georgia, Mississippi, Texas and Virginia for net proceeds of approximately $34.1 million, resulting in a gain of approximately $15.3 million. During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million. During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million.

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

We have a $500 million revolving line of credit bearing interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2016 the margin was 1.10%). At December 31, 2016, there was $247 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On March 3, 2015, the Parent Company completed the public offering of 1,380,000 shares of its common stock at $90.40 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $119.5 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness outstanding on the Company’s unsecured line of credit.

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

On June 20, 2016, the Company issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). Net proceeds to the Company after original issue discount, underwriting discounts and commissions and offering expenses were approximately $591.2 million. On July 15, 2016, the proceeds from the 2026 Senior Notes, the proceeds from the Company’s common stock offering in May 2016, and draws on the Company’s line of credit were used to fund the acquisition of LifeStorage, LP. In conjunction with the issuance of the 2026 Senior Notes, the Company settled its $150 million notional forward starting swap agreements for cash of approximately $9.2 million.

On July 21, 2016, the Company entered into a $200 million term note maturing July 21, 2028 bearing interest at a fixed rate of 3.67%. The proceeds from this term note were used to repay a portion of the then outstanding balance on the Company’s line of credit.

During 2015, the Company also issued 949,911 shares of common stock under the Company’s continuous equity offering program (“Equity Program”) at a weighted average issue price of $96.80 per share, generating net proceeds of $90.6 million. During 2014, we issued 924,403 shares under the Equity Program and 359,102 shares under our previous Equity Program for net proceeds of approximately $99.2 million. During 2016, the Company did not issue any shares of common stock under the Equity Program. As of December 31, 2016, the Company has $59.3 million availability for issuance of shares under the Equity Program which expires in May 2017.

To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 to the Consolidated Financial Statements filed herewith.

Employees

We currently employ a total of 1,537 employees, including 659 property managers, 45 area managers, and 581 associate managers and part-time employees. At our headquarters, in addition to our six senior executive officers, we employ 246 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.lifestorage.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our Codes of Ethics and Charters of our Governance Committee, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.lifestorage.com.

Also, copies of our annual report and Charters of our Governance Committee, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Life Storage, Inc., Attn: Investor Relations, 6467 Main Street, Williamsville, NY 14221.

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

We May Incur Problems with Our Real Estate Financing

Unsecured Credit Facility, Term Notes and Senior Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders, along with senior debt of $600 million. This indebtedness is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The facilities limit our ability to make distributions to our shareholders, except in limited circumstances.

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

Refinancing May Not Be Available. It may be necessary for us to refinance our indebtedness through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our self-storage facilities upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to shareholders.

Covenants and Risk of Default. Our loan instruments require us to operate within certain covenants, including financial covenants with respect to leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and dividend limitations. If we violate any of these covenants or otherwise default under these instruments, then our lenders could declare all indebtedness under these facilities to be immediately due and payable which would have a material adverse effect on our business and could require us to sell self-storage facilities under distressed conditions and seek replacement financing on substantially more expensive terms.

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one and in some cases two debt ratings agencies. Should we receive a reduction in our credit rating from the agencies, the interest rate on our line of credit would increase by up to 0.50% and the interest rate on $325 million of our bank term notes would increase by up to 0.65%. Should we fail to attain an investment grade rating from the agencies, the interest rates on our $100 million term note due 2021 and our $175 million term note due 2024 would each increase by 1.750%.

Our Debt Levels May Increase

Our Board of Directors currently has a policy of limiting the amount of our debt at the time of incurrence to less than 50% of the sum of the market value of our issued and outstanding common stock and preferred stock plus the amount of our debt at the time that debt is incurred. However, our organizational documents do not contain any limitation on the amount of indebtedness we might incur. Accordingly, our Board of Directors could alter or eliminate the current policy limitation on borrowing without a vote of our shareholders. We could become highly leveraged if this policy were changed. However, our ability to incur debt is limited by covenants in our debt instruments.

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

There Are Limitations on the Ability to Change Control of the Company

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

These ownership limits may:

•	Have the effect of precluding an acquisition of control of the Company by a third party without consent of our Board of Directors even if the change in control would be in the interest of shareholders; and

•	Limit the opportunity for shareholders to receive a premium for shares of our common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of our stock or to otherwise effect a change in control of Life Storage.

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

Other Limitations. Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our outstanding common stock might receive a premium for their shares of our common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of additional shares of preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires specific procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Life Storage even if a change in control were in the shareholders’ interest. Our bylaws contain a provision exempting from the MGCL control share acquisition statute any and all acquisitions by any person of shares of our stock. However, this provision may be amended or eliminated at any time. In addition, under the Operating Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Operating Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Operating Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.

Our Failure to Qualify as a REIT Would Have Adverse Consequences

We intend to continue to operate in a manner that will permit us to qualify as a REIT under the Code. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Continued qualification as a REIT depends upon our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. The fact that we hold substantially all of our assets through our Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts and the IRS might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

If the Operating Partnership Fails to Qualify as a Partnership for Federal Income Tax Purposes, We Could Fail to Qualify as a REIT and Suffer Other Adverse Consequences

We believe that the Operating Partnership is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of the partners is allocated its share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

U.S. federal income tax treatment of REITs and investments in REITs may change, which may result in the loss of our tax benefits of operating as a REIT.

Current U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time. The administration of President Trump and the leaders of the House of Representatives and the Senate have expressed interest in passing comprehensive tax reform this year. The descriptions of tax reform proposals have not specifically addressed the treatment of REITs, amendments to U.S. federal income tax laws and interpretations of these laws could adversely affect us and the tax consequences of an investment in our common shares.

Some of the tax benefits identified as possibly being eliminated or reduced include benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense. In addition, tax reform proposals contemplate reductions in corporate tax rates. Substantially reduced corporate tax rates could possibly reduce or eliminate the relative attractiveness of REITs as an entity for owning real estate.

We cannot predict how changes in U.S. federal income tax law will affect us or our investors nor can we predict the long-term impact of proposed tax reforms on the real estate industry.

We May Change the Dividend Policy for Our Common Stock in the Future

In 2016, our Board of Directors authorized and we declared quarterly common stock dividends of $0.85 per share in January, and $0.95 per share for April, July and October, for a total 2016 dividend per share annual rate of $3.70 per share. In addition, our board of directors authorized and we declared a quarterly common stock dividend of $0.95 per share in January 2017. We can provide no assurance that our board will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2016, 244 of our 659 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2016, these facilities accounted for approximately 38% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

When We Acquire Properties in New Markets, We Will Be Subject to Increased Operational Risks

We may acquire self-storage properties in markets where we have little or no operational experience. For example, in 2016 we acquired 22 self-storage properties in California, 17 self-storage properties in Nevada, one self-storage property in Utah, and one self-storage property in Wisconsin, all of which are states where we had not previously operated. When we enter into new markets, we will be subject to increased risks resulting from our lack of experience and infrastructure in these markets and may need to incur additional costs, both expected and unexpected, in order to develop our operating capabilities in these markets. These risks could materially and adversely affect us, including our growth prospects, financial condition and results of operations.

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

At December 31, 2016, we held ownership interests in, leased, and/or managed a total of 659 Properties situated in twenty-nine states. Among our 659 self-storage properties are 39 properties that we manage for an unconsolidated joint venture of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture of which we are a 15% owner, and 26 properties that we manage and have no ownership interest. We are also a 20% owner in an unconsolidated joint venture (191 III Life Storage Holdings LLC) which acquired four properties in January 2017 that we have managed since acquisition.

Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 18,000 to 195,000 net rentable square feet, with an average of approximately 70,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, and some customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

All of the Properties conduct business under the customer-friendly names Life Storage® or Uncle Bob’s Self Storage®. At December 31, 2016, there remain stores in certain markets that continue to operate under the name Uncle Bob’s Self Storage® and will continue to do so until our full transition to the Life Storage® name is complete in the first half of 2017.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2016:

	Number of Stores at December 31, 2016	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	21	1,581,803	12,152	2.7%
Arizona	12	798,474	7,077	1.6%
California	22	2,040,278	17,981	3.7%
Colorado	11	776,794	6,826	1.6%
Connecticut	10	754,348	7,539	2.4%
Florida	87	5,933,877	57,474	13.7%
Georgia	30	2,091,516	17,870	4.5%
Illinois	45	3,352,221	33,972	6.1%
Kentucky	2	142,914	1,322	0.3%
Louisiana	16	974,384	8,296	2.0%
Maine	4	219,967	2,179	0.7%
Maryland	3	138,639	1,618	0.4%
Massachusetts	15	824,090	8,296	2.3%
Mississippi	12	883,656	6,606	1.6%
Missouri	14	912,735	8,206	2.1%
Nevada	17	1,303,192	11,169	1.3%
New Hampshire	10	725,777	6,226	1.5%
New Jersey	29	2,089,217	21,867	6.6%
New York	44	2,651,089	25,451	7.4%
North Carolina	21	1,272,271	11,572	2.5%
Ohio	24	1,630,497	13,691	3.0%
Pennsylvania	11	692,196	5,984	1.5%
Rhode Island	4	206,721	1,924	0.6%
South Carolina	13	853,791	7,533	1.9%
Tennessee	5	348,504	3,005	0.8%
Texas	157	11,495,842	95,000	24.7%
Utah	1	86,000	575	0.1%
Virginia	17	1,265,058	11,535	2.3%
Wisconsin	2	121,442	1,138	0.1%

Total	659	46,167,293	414,084	100.0%

At December 31, 2016, the Properties had an average occupancy of 87.76% and an annualized rent per occupied square foot of $13.86.

Item 3.	Legal Proceedings

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

Our Common Stock was traded on the New York Stock Exchange under the symbol “SSS” until August 15, 2016 at which time our symbol was change “LSI”. Set forth below are the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter 2015	High	Low
1st	$97.76	$87.40
2nd	94.84	85.95
3rd	99.32	85.69
4th	110.60	93.33

Quarter 2016	High	Low
1st	$118.18	$98.80
2nd	$117.81	$98.93
3rd	$107.71	$86.45
4th	$88.89	$77.00

As of February 13, 2017, there were approximately 662 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2016 represent 95% ordinary income and 5% return of capital.

History of Dividends Declared on Common Stock

January 2015	$0.750 per share
April 2015	$0.750 per share
July 2015	$0.850 per share
October 2015	$0.850 per share

January 2016	$0.850 per share
April 2016	$0.950 per share
July 2016	$0.950 per share
October 2016	$0.950 per share

For each quarter in 2015 and 2016, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a share of common stock for such quarter.

In 2016, the Operating Partnership issued 90,477 OP Units with a fair value of $9.5 million to pay part of the consideration to acquire certain self-storage properties. The issuance of OP Units in connection with these acquisitions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it did not involve any public offering.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2016, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance (#)
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	77,206	$45.49	—
2015 Award and Option Plan (2)	79,620	$—	435,570
2009 Outside Directors’ Stock Option and Award Plan	18,500	$79.58	71,016
Deferred Compensation Plan for Directors (1)	20,513	N/A	23,625
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)	Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under the Plan will be credited to each Directors’ account under the Plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date.
(2)	Includes the maximum number of shares (79,620) that could be issued as part of 2015 and 2016 performance-based awards. The actual number of shares to be issued will be determined at the end of the three year performance periods in 2018 and 2019. See note 9 of our consolidated financial statements.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2011 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2011 - DECEMBER 31, 2016

	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
S&P	100.00	116.00	153.57	174.60	177.01	198.18
NAREIT	100.00	118.06	120.97	157.43	162.46	176.30
LSI	100.00	150.49	162.72	226.02	287.95	237.27

The foregoing item assumes $100.00 invested on December 31, 2011, with dividends reinvested.

Item 6.	Selected Financial Data

LIFE STORAGE, INC.

The following table sets forth selected financial and operating data on an historical consolidated basis for the Parent Company. The selected historical financial data as of and for the five-year period ended December 31, 2016 are derived from the Parent Company’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Parent Company included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Operating Data
Operating revenues	$462,608	$366,602	$326,080	$273,507	$234,082
Income from continuing operations	84,956	113,077	89,057	71,472	48,121
Income from discontinued operations (1)	—	—	—	3,123	7,520
Net income	84,956	113,077	89,057	74,595	55,641
Net income attributable to common shareholders	85,225	112,524	88,531	74,126	55,128
Income from continuing operations per common share attributable to common shareholders – diluted	1.96	3.16	2.67	2.26	1.61
Net income per common share attributable to common shareholders – basic	1.97	3.18	2.68	2.37	1.88
Net income per common share attributable to common shareholders – diluted	1.96	3.16	2.67	2.36	1.87
Dividends declared per common share (2)	3.70	3.20	2.72	2.02	1.80
Balance Sheet Data
Investment in storage facilities at cost	$4,243,308	$2,491,702	$2,177,983	$1,864,637	$1,742,354
Total assets	3,857,984	2,118,822	1,850,727	1,558,894	1,480,880
Total debt	1,653,552	827,643	797,054	623,273	680,821
Total liabilities	1,751,399	898,336	861,236	675,245	739,480
Other Data
Net cash provided by operating activities	$225,550	$186,198	$146,068	$120,646	$98,762
Net cash used in investing activities	(1,796,069)	(328,689)	(334,993)	(114,345)	(175,664)
Net cash provided by (used in) financing activities	1,587,184	140,968	187,944	(4,032)	76,836

(1)	In 2013 we sold four stores and in 2012 we sold seventeen stores whose results of operations and gain (loss) on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2012 we declared regular quarterly dividends of $0.45 in January, April, July and October. In 2013 we declared regular quarterly dividends of $0.48 in January and April, and $0.53 in July and October. In 2014 we declared regular quarterly dividends of $0.68 in January, April, July and October. In 2015 we declared regular quarterly dividends of $0.75 in January and April, and $0.85 in July and October. In 2016 we declared regular quarterly dividends of $0.85 in January and $0.95 in April, July and October.

LIFE STORAGE LP

The following table sets forth selected financial and operating data on an historical consolidated basis for the Operating Partnership. The selected historical financial data as of and for the five-year period ended December 31, 2016 are derived from the Operating Partnership’s consolidated financial statements. The consolidated financial statements for the years ending December 31, 2013 through December 31, 2016 have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Operating Partnership included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2016	2015	2014	2013	2012
Operating Data
Operating revenues	$462,608	$366,602	$326,080	$273,507	$234,082
Income from continuing operations	84,956	113,077	89,057	71,472	48,121
Income from discontinued operations (1)	—	—	—	3,123	7,520
Net income	84,956	113,077	89,057	74,595	55,641
Net income attributable to common unitholders	85,225	112,524	88,531	74,126	55,128
Income from continuing operations per common unit attributable to common unitholders – diluted	1.96	3.16	2.67	2.26	1.61
Net income per common unit attributable to common unitholders – basic	1.97	3.18	2.68	2.37	1.88
Net income per common unit attributable to common unitholders – diluted	1.96	3.16	2.67	2.36	1.87
Distributions declared per common unit (2)	3.70	3.20	2.72	2.02	1.80
Balance Sheet Data
Investment in storage facilities at cost	$4,243,308	$2,491,702	$2,177,983	$1,864,637	$1,742,354
Total assets	3,857,984	2,118,822	1,850,727	1,558,894	1,480,880
Total debt	1,653,552	827,643	797,054	623,273	680,821
Total liabilities	1,751,399	898,336	861,236	675,245	739,480
Other Data
Net cash provided by operating activities	$225,550	$186,198	$146,068	$120,646	$98,762
Net cash used in investing activities	(1,796,069)	(328,689)	(334,993)	(114,345)	(175,664)
Net cash provided by (used in) financing activities	1,587,184	140,968	187,944	(4,032)	76,836

(1)	In 2013 we sold four stores and in 2012 we sold seventeen stores whose results of operations and gain (loss) on disposal are classified as discontinued operations for all previous years presented.
(2)	In 2012 we declared regular quarterly distributions of $0.45 in January, April, July and October. In 2013 we declared regular quarterly distributions of $0.48 in January and April, and $0.53 in July and October. In 2014 we declared regular quarterly distributions of $0.68 in January, April, July and October. In 2015 we declared regular quarterly distributions of $0.75 in January and April, and $0.85 in July and October. In 2016 we declared regular quarterly distributions of $0.85 in January and $0.95 in April, July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Overview

We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. All our stores conduct business under the customer-friendly names Life Storage® or Uncle Bob’s Self Storage®. At December 31, 2016, there remain stores in certain markets that continue to operate under the name Uncle Bob’s Self Storage® and will continue to do so until our full transition to the Life Storage® name is complete in the first half of 2017.

Operating Strategy

Our operating strategy is designed to generate growth and enhance value by:

A.	Increasing operating performance and cash flow through aggressive management of our stores:

•	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:

•	Our Customer Care Center, established in 2000, answers sales inquiries and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts;

•	Our truck move-in program, under which, at present, 362 of our stores offer a free Life Storage or Uncle Bob’s truck to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

•	Our dehumidification system, which provides our customers with a better environment to store their goods and improves yields on our Properties;

•	Strategic and efficient Web and Mobile marketing that places Life Storage in front of customers in search engines at the right time for conversion;

•	Regional marketing which creates effective brand awareness in the cities where we do business.

•	Our customized computer applications link each of our primary sales channels (customer care center, web, and store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This also provides us with raw data on historical and current pricing, move-in and move-out activity, specials and occupancies, etc. This data is then used within the advanced pricing analytics programs employed by our revenue management team.

•	All of our store employees receive a high level of training. New store associates are assigned a Certified Training Manager as a mentor during their initial training period. In addition, all employees have access to our online training and development portal for initial training as well as continuing education. Finally, we have a company intranet that acts as a communications portal for company policy and procedures, online ordering, incentive rankings, etc.

B.	Acquiring additional stores:

•	Our objective is to acquire new stores in markets in which we currently operate. This is a proven strategy we have employed over the years as it facilitates our branding efforts, grows market share, and allows us to achieve improved economies of scale through shared advertising, payroll, and other services.

•	We also look to enter new markets that are in the top 50 Metropolitan Statistical Area (MSA) by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third party management opportunities to continue to grow market share, branding and enhance economies of scale.

C.	Expanding our management business:

•	We see our management business as a source of future acquisitions. We hold a minority interest in two joint ventures which hold a total of 69 properties that we manage and two additional joint ventures which acquired a total of five properties in January 2017 that we have managed since acquisition. In addition, we manage 26 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

D.	Expanding and enhancing our existing stores:

•	Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2012, we added 372,000 square feet to existing Properties and converted 35,000 square feet to premium storage for a total cost of approximately $22.5 million; in 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million; in 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million; in 2015, we added 256,000 square feet to existing Properties and converted 5,000 square feet to premium storage for a total cost of approximately $14.1 million; and in 2016, we added 343,000 square feet to existing Properties and converted 55,000 square feet to premium storage for a total cost of approximately $22.4 million. From 2011 through 2016 we also installed solar panels on 29 buildings for a total cost of approximately $9.6 million. Our solar panel initiative has reduced energy consumption and operating costs at those installed locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. The recent economic conditions and the credit market environment had resulted in a decrease in new supply on a national basis from 2010-2015, but the out-performance of the sector compared to other real estate asset classes has drawn new capital to self-storage. The Company expects a modest, but noticeable, growth in new supply at least through 2018. We have seen capitalization rates on quality acquisitions in the top fifty major metropolitan markets (expected annual return on investment) remain stable at approximately 4.50% to 5.50%.

Although our industry experienced softness in 2008 through 2011, our same store sales showed positive increases save for 2009, when we showed a 3.1% decrease in same store revenue. That was the first time in recent history that we recorded negative same store sales. We feel our recent performance further supports the notion that the self-storage industry holds up well through recessions.

We believe our same-store move-ins in 2016 were lower than 2015 due to the fact that our stores had higher occupancy in 2016, resulting in less space to rent. We believe the reduction in same store move-outs is a result of customers renting with us for longer periods.

	2016	2015	Change
Same store move ins	162,268	166,843	(4,575)
Same store move outs	159,841	162,948	(3,107)

Difference	2,427	3,895	(1,468)

We were able to maintain relatively flat expenses at the store operating level from 2009 through 2012, but did see above average increases in property taxes and insurance in 2013, and above average increases in property taxes in 2014 through 2016. We expect same store expense growth resulting from increases in wages, health costs, property insurance and property tax increases in 2017. We believe the same store expense increases will be at manageable levels.

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

Assigning purchase price to assets acquired: The purchase price of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual property based on a number of factors specific to the properties and the functional, economic and other factors affecting each property. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use financial projections and applicable discount rates to estimate the fair values of properties acquired, as well as current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets. The fair values of in-place customer leases is based on the rent that would be lost due to the amount of time required to replace existing customers which is based on our historical experience with market demand and turnover in our facilities.

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess the carrying value of our storage facilities for impairment whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, significant damage sustained from accidents or natural disasters, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When indicators of impairment exist, impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flows is less than the carrying value of the storage facility, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. No assets had been determined to be impaired under this policy in 2016.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. In 2016, the Company changed the useful lives of existing Uncle Bob’s Self Storage® signs as a result of the change in the name of the Company’s storage facilities from Uncle Bob’s Self Storage® to Life Storage® (See Note 1 to the financial statements) which required replacement of the existing signage. These changes resulted in an increase in depreciation expense of approximately $8.2 million in 2016 as depreciation was accelerated over the new useful lives. The Company estimates that this change will result in an additional increase in depreciation expense of approximately $1 million in 2017 as a result of the replacement of this existing Uncle Bob’s Self Storage® signage. Upon completion of the change, the carrying value of the Uncle Bob’s Self Storage® signage will be zero. We have not made any other significant changes to the estimated useful lives of our long-lived assets in the past and we do not have any current expectation of making significant changes in 2017.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

We recorded rental revenues of $428.1 million for the year ended December 31, 2016, an increase of $89.7 million or 26.5% when compared to 2015 rental revenues of $338.4 million. Of the increase in rental revenue, $16.1 million resulted from a 5.0% increase in rental revenues at the 417 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2016 and 2015, three properties purchased prior to January 1, 2015 that have not yet stabilized and three properties significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 50 basis point increase in average occupancy and a 4.3% increase in rental income per square foot. The remaining increase in rental revenue of $73.6 million resulted from the revenues from the acquisition of 145 properties completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the revenue decrease as a result of eight self-storage properties sold in 2016 and three self-storage properties sold in 2015. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $6.3 million for the year ended December 31, 2016 compared to 2015 primarily as a result of increased administrative fees earned on customer insurance.

Property operations and maintenance expenses increased $21.4 million or 26.2% in 2016 compared to 2015. The 417 core properties considered in the same store pool experienced a $1.0 million or 1.3% increase in operating expenses as a result of increases in payroll and internet marketing costs. The same store pool benefited from reduced utilities, snow removal costs, insurance and yellow page advertising expense. In addition to the same store operating expense increase, operating expenses increased $20.4 million from the acquisition of 145 properties completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the operating expense decrease as a result of eight self-storage properties sold in 2016 and three self-storage properties sold in 2015. Real estate tax expense increased $11.3 million or 30.9% in 2016 compared to 2015. The 417 core properties considered in the same store pool experienced a $1.9 million or 5.3% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $9.4 million from the acquisition of 145 properties completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the real estate tax expense decrease as a result of eight self-storage properties sold in 2016 and three self-storage properties sold in 2015.

Our 2016 same store results consist of only those properties that were included in our consolidated results since January 1, 2015, excluding the properties we sold in 2016 and 2015, three properties purchased prior to January 1, 2015 that have not yet stabilized and three properties significantly impacted by flooding in 2016. We believe that same store results is a meaningful measure to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP.

The following table sets forth operating data for our 417 same store properties. These results provide information relating to property operating changes without the effects of acquisition.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2016	2015	Change
Same store rental income	$339,773	$323,664	5.0%
Same store other operating income	18,693	17,085	9.4%

Total same store operating income	358,466	340,749	5.2%
Payroll and benefits	29,754	28,843	3.2%
Real estate taxes	36,707	34,847	5.3%
Utilities	11,217	11,789	(4.9%)
Repairs and maintenance	13,516	13,412	0.8%
Office and other operating expenses	11,703	11,373	2.9%
Insurance	4,035	4,414	(8.6%)
Advertising and yellow pages	1,114	1,352	(17.6%)
Internet marketing	6,409	5,557	15.3%

Total same store operating expenses	114,455	111,587	2.6%

Same store net operating income	$244,011	$229,162	6.5%

Net operating income increased $63.2 million or 25.5% as a result of a 6.5% increase in our same store net operating income and the acquisitions completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool).

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

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2016 and 2015 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2016	2015
Net operating income
Same store	$244,011	$229,162
Other stores and management fee income	67,333	18,962

Total net operating income	311,344	248,124
General and administrative	(43,103)	(38,659)
Acquisition related costs	(29,542)	(2,991)
Write-off of acquired property deposits	(1,783)	—
Operating leases of storage facilities	—	(683)
Depreciation and amortization	(117,081)	(58,506)
Interest expense	(54,504)	(37,124)
Interest income	67	5
Gain (loss) on sale of storage facilities	15,270	(494)
Gain on sale of real estate	623	—
Equity in income of joint ventures	3,665	3,405

Net income	$84,956	$113,077

General and administrative expenses increased $4.4 million or 11.5% from 2015 to 2016. The key drivers of the increase were $0.9 million in expenses recorded in 2016 related to the Company’s name change, and a $1.7 million increase in professional fees mainly stemming from an increase in accounting fees related to the acquisition of LifeStorage, LP and an increase in legal fees related to the lawsuit in New Jersey. The remaining $1.8 million increase is the result of various other administrative costs, including increased travel expenses and software charges, related to managing the increased number of stores in our portfolio as a result of the LifeStorage, LP acquisition and other smaller acquisitions in 2016.

Acquisition related costs were $29.5 million in 2016 as a result of the acquisition of 122 stores, including the acquisition of LifeStorage, LP. Acquisition related costs for 2015 were $3.0 million as a result of the acquisition of 27 stores.

The operating lease expense for storage facilities in 2015 relates to leases which commenced in November 2013 with respect to four self-storage facilities in New York (2) and Connecticut (2). Such leases had annual lease payments of $6 million with a provision for 4% annual increases, and an exclusive option to purchase the facilities for $120 million. We completed the purchase of these four facilities on February 2, 2015, thus eliminating the lease payments thereafter.

Depreciation and amortization expense increased to $117.1 million in 2016 from $58.5 million in 2015, primarily as a result of amortization and depreciation related to the properties acquired in 2015 and 2016 and accelerated depreciation on existing signage that is being replaced as a result of the change in name of the Company’s storage facilities from Uncle Bob’s Self Storage® to Life Storage®.

Interest expense increased from $37.1 million in 2015 to $54.5 million in 2016. The increase was primarily due to interest on bridge loan financing entered into to facilitate the LifeStorage, LP acquisition as well as interest on the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, partially offset by reduced interest costs as a result of the payoff of the $150 million 6.38% term loan in April 2016 with a draw on our line of credit which carries a lower interest rate.

During 2016, we sold eight non-strategic storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

We recorded rental revenues of $338.4 million for the year ended December 31, 2015, an increase of $36.4 million or 12.0% when compared to 2014 rental revenues of $302.0 million. Of the increase in rental revenue, $16.9 million resulted from a 5.9% increase in rental revenues at the 399 core properties considered in same store sales (those properties included in the consolidated results of operations in 2014 and 2015, excluding the properties we sold in 2015 and 2014). The increase in same store rental revenues was a result of a 110 basis point increase in average occupancy and a 4.3% increase in rental income per square foot. The remaining increase in rental revenue of $19.5 million resulted from the revenues from the acquisition of 56 properties completed in 2014 and 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with a revenue decrease as a result of three self-storage properties sold in 2015. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $4.1 million for the year ended December 31, 2015 compared to 2014 primarily as a result of increased administrative fees earned on customer insurance and an increase in management fees.

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

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2015	2014	Change
Same store rental income	$301,525	$284,613	5.9%
Same store other operating income	16,406	14,791	10.9%

Total same store operating income	317,931	299,404	6.2%
Payroll and benefits	27,469	26,518	3.6%
Real estate taxes	31,593	30,041	5.2%
Utilities	10,925	11,389	(4.1%)
Repairs and maintenance	12,400	11,256	10.2%
Office and other operating expenses	10,294	10,390	(0.9%)
Insurance	4,059	4,152	(2.2%)
Advertising and yellow pages	1,297	1,441	(10.0%)
Internet marketing	5,319	5,307	0.2%

Total same store operating expenses	103,356	100,494	2.8%

Same store net operating income	$214,575	$198,910	7.9%

Net operating income increased $29.5 million or 13.5% as a result of a 7.9% increase in our same store net operating income and the acquisitions completed in 2014 and 2015.

Reclassification

Internet advertising expense, which had been included in the general and administrative expense line in the Company’s 2014 financial statements, was reclassified to property operations and maintenance expense in 2015 to conform to the then current year presentation. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. As a result of this reclassification, for the year ended December 31, 2014, the Company’s financial statements show an increase in property operations and maintenance expense and a reduction of general and administrative expenses of $5,570 (dollars in thousands) as compared to the amounts originally reported in the Company’s 2014 financial statements for that period.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Net income attributable to common shareholders	$85,225	$112,524	$88,531	$74,126	$55,128
Net income attributable to noncontrolling interests in the Operating Partnership	398	553	526	469	513
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	115,531	57,429	50,827	44,369	40,153
Depreciation of real estate included in discontinued operations	—	—	—	313	1,137
Depreciation and amortization from unconsolidated joint ventures	2,595	2,435	1,666	1,496	1,595
(Gain) loss on sale of real estate	(15,270)	494	(5,176)	(2,852)	(5,185)
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(857)	(848)	(806)	(742)	(881)

Funds from operations available to common shareholders	$187,622	$172,587	$135,568	$117,179	$92,460

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2016, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2016, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $225.6 million, $186.2 million, and $146.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increases in operating cash flows from 2015 to 2016 and from 2014 to 2015 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses during these periods.

Cash used in investing activities was $1,796.1 million, $328.7 million, and $335.0 million for the years ended December 31, 2016, 2015, and 2014 respectively. The increase in cash used from 2015 to 2016 was primarily a result of the acquisition of LifeStorage, LP and other acquisitions made in 2016, partially offset by increased proceeds on the sale of storage facilities in 2016. The decrease in cash used in investing activities from 2014 to 2015 was a result of lower investments in unconsolidated joint ventures in 2015 as compared to 2014.

Cash provided by financing activities was $1,587.2 million in 2016 compared to $141.0 million in 2015. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from this offering to repay a portion of the indebtedness then outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions in the first quarter of 2016. Also on May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from this offering to repay the indebtedness then outstanding on the Company’s unsecured line of credit. The remaining proceeds from the May offering, the proceeds from the Company’s June 2016 unsecured senior notes offering, and draws on the Company’s revolving line of credit were used to fund the purchase of LifeStorage, LP in July 2016 for approximately $1.3 billion. Cash provided by financing activities was $141.0 million in 2015 compared to $187.9 million in 2014. The decrease from 2014 to 2015 was a result of a $23.0 million increase in dividends paid and a reduction in debt from 2014 to 2015. In 2015 we used $225.7 million in net proceeds from the sale of common stock and $30.0 million in net proceeds from draws on our line of credit to fund property acquisitions. In 2014 we used $112.7 million in net proceeds from the sale of common stock and $175.0 million in proceeds from the issuance of a term note to fund property acquisitions.

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

During 2016, the Company did not issue any shares of common stock under the equity program. During 2015, the Company issued 949,911 shares of common stock under the Equity Program at a weighted average issue price of $96.80 per share, generating net proceeds of $90.6 million. During 2014, we issued 924,403 shares under the Equity Program and 359,102 shares under our previous Equity Program for net proceeds of approximately $99.2 million. As of December 31, 2016, the Company has $59.3 million availability for issuance of shares under the current Equity Program which expires in May 2017.

We implemented a Dividend Reinvestment Plan in March 2013. We issued 133,666 and 151,246 shares under the plan in 2016 and 2015, respectively.

During 2016 and 2015, we did not acquire any shares of our common stock via the Share Repurchase Program authorized by the Board of Directors. From the inception of the Share Repurchase Program through December 31, 2016, we have reacquired a total of 1,171,886 shares pursuant to this program. From time to time, subject to market price and certain loan covenants, we may reacquire additional shares.

In January 2016, the Company exercised the expansion feature of its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2016 the margin is 1.10%), and requires a 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2016 the margin is 1.15%). The interest rate at December 31, 2016 on the Company’s line of credit was approximately 1.79% (1.72% at December 31, 2015). At December 31, 2016, there was $247 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

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

On June 20, 2016, the Company issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). Net proceeds to the Company after original issue discount, underwriting discounts and commissions and offering expenses were approximately $591.2 million. On July 15, 2016, the proceeds from the 2026 Senior Notes, the proceeds from the Company’s common stock offering in May 2016, and draws on the Company’s line of credit were used to fund the acquisition of LifeStorage, LP. In conjunction with the issuance of the 2026 Senior Notes, the Company settled its $150 million notional forward starting swap agreements for cash of approximately $9.2 million.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2016, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2016 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s and Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $13.0 million of mortgages payable at December 31, 2016, that are secured by four storage facilities.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2017	2018-2019	2020-2021	2022 and thereafter
Line of credit	$253,000	$—	$253,000	$—	$—
Term notes	1,400,000	—	—	425,000	975,000
Mortgages payable	13,027	353	765	3,534	8,375
Interest payments	407,534	53,970	107,442	84,928	161,194
Interest rate swap payments	13,015	4,033	7,785	1,197	—
Land leases	9,669	566	1,133	1,137	6,833
Expansion and enhancement contracts	11,552	11,552	—	—	—
Building leases	15,318	1,866	3,426	3,429	6,597
Self-storage facility acquisitions	67,025	67,025	—	—	—
Contribution to joint venture for acquisitions under contract	21,900	21,900	—	—	—

Total	$2,212,040	$161,265	$373,551	$519,225	$1,157,999

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2016 rates. Interest rate swap payments include estimated net settlements of swap liabilities based on forecasted variable rates.

At December 31, 2016, the Company was under contract to acquire five self-storage facilities for cash consideration of approximately $67.0 million (net of property deposits of $3.7 million). One of the properties was acquired in February 2017 from an unrelated party for $9.8 million. The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

ACQUISITION OF PROPERTIES

In 2016, we acquired 122 self-storage facilities comprising 9.4 million square feet in Arizona (1), California (22), Colorado (6), Connecticut (2), Florida (11), Illinois (25), Massachusetts (1), Mississippi (1), New Hampshire (5), Nevada (17), New York (4), Pennsylvania (1), South Carolina (1), Texas (23), Utah (1), and Wisconsin (1) for a total purchase price of $1,783.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 3.6% on these purchases and ranged from 0% on recently constructed facilities to 6.7% on mature facilities. In 2015, we acquired 27 self-storage facilities comprising 2.0 million square feet in Arizona (1), Connecticut (2), Florida (6), Illinois (2), Massachusetts (1), New York (6), North Carolina (1), Pennsylvania (1), South Carolina (6) and Texas (1) for a total purchase price of $281.2 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.3% on these purchases and ranged from 0% on recently constructed facilities to 6.4% on mature facilities. Four facilities acquired in Connecticut and New York in 2015 had been leased by the Company since November 1, 2013 and the operating results of these four facilities have been included in the Company’s operations since that date. In 2014, we acquired 33 self-storage facilities comprising 2.4 million square feet in Florida (4), Georgia (1), Illinois (3), Louisiana (1), Maine (2), Missouri (7), New Jersey (6), New York (1), Texas (6), Tennessee (1), and Virginia (1) for a total purchase price of $291.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.5% on these purchases and ranged from 0% on recently constructed facilities to 7.4% on mature facilities.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2017 and at December 31, 2016 we had five properties under contract to be purchased for $67.0 million. One of the properties was acquired in February 2017.

In 2016, we added 343,000 square feet to existing Properties and converted 55,000 square feet to premium storage for a total cost of approximately $22.4 million. In 2016 we also installed solar panels on six buildings for a total cost of approximately $2.7 million. Although we do not expect to construct any new facilities in 2017, we do plan to complete approximately $35.1 million in expansions and enhancements to existing facilities of which $12.6 million was paid prior to December 31, 2016.

In 2016, the Company spent approximately $38.6 million for recurring capitalized expenditures including roofing, paving, office renovations, and new signs related to our rebranding. We expect to spend $30.2 million in 2017 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2016, we sold eight non-strategic storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million. During 2014, we sold two non-strategic storage facilities in Texas for net proceeds of approximately $11.0 million resulting in a gain of approximately $5.2 million.

We may seek to sell additional Properties to third parties or joint venture partners in 2017.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in six self-storage joint ventures in which we have an 85%, 20%, 15% or 5% ownership, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for these real estate entities under the equity method. The debt held by the unconsolidated real estate entities is secured by the real estate owned by these entities, and is non-recourse to us. See Note 11 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2016, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

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

Through September 2018, $325 million of our $578 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $578 million at December 31, 2016, a 100 basis point increase in interest rates would have a $2.5 million effect on our interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Life Storage, Inc.

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Life Storage, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Storage, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Storage, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Life Storage LP

We have audited the accompanying consolidated balance sheets of Life Storage LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Life Storage LP’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Storage LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Life Storage LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2017

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2016	2015
Assets
Investment in storage facilities:
Land	$786,764	$480,176
Building, equipment, and construction in progress	3,456,544	2,011,526

	4,243,308	2,491,702
Less: accumulated depreciation	(535,704)	(465,195)

Investment in storage facilities, net	3,707,604	2,026,507
Cash and cash equivalents	23,685	7,020
Accounts receivable	5,469	6,805
Receivable from unconsolidated joint ventures	1,223	929
Investment in unconsolidated joint ventures	67,300	62,520
Prepaid expenses	6,649	5,431
Fair value of interest rate swap agreements	—	550
Trade name	16,500	—
Other assets	29,554	9,060

Total Assets	$3,857,984	$2,118,822

Liabilities
Line of credit	$253,000	$79,000
Term notes, net	1,387,525	746,650
Accounts payable and accrued liabilities	75,132	47,839
Deferred revenue	9,700	7,511
Fair value of interest rate swap agreements	13,015	15,343
Mortgages payable	13,027	1,993

Total Liabilities	1,751,399	898,336
Noncontrolling redeemable Operating Partnership Units at redemption value	18,091	18,171
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,454,606 shares outstanding at December 31, 2016 (36,710,673 at December 31, 2015)	464	367
Additional paid-in capital	2,348,567	1,388,343
Dividends in excess of net income	(239,062)	(171,980)
Accumulated other comprehensive loss	(21,475)	(14,415)

Total Shareholders’ Equity	2,088,494	1,202,315
Noncontrolling interest in consolidated subsidiary	—	—

Total Equity	2,088,494	1,202,315

Total Liabilities and Shareholders’ Equity	$3,857,984	$2,118,822

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014
Revenues
Rental income	$428,121	$338,435	$302,044
Other operating income	34,487	28,167	24,036

Total operating revenues	462,608	366,602	326,080
Expenses
Property operations and maintenance	103,388	81,915	75,333
Real estate taxes	47,876	36,563	32,097
General and administrative	43,103	38,659	35,222
Acquisition costs	29,542	2,991	7,359
Write-off of acquired property deposits	1,783	—	—
Operating leases of storage facilities	—	683	7,987
Depreciation and amortization	117,081	58,506	51,749

Total operating expenses	342,773	219,317	209,747

Income from operations	119,835	147,285	116,333
Other income (expenses)
Interest expense	(47,175)	(37,124)	(34,578)
Interest expense – bridge financing commitment fee	(7,329)	—	—
Interest income	67	5	40
Gain (loss) on sale of storage facilities	15,270	(494)	5,176
Gain on sale of real estate	623	—	—
Equity in income of joint ventures	3,665	3,405	2,086

Net income	84,956	113,077	89,057
Net income attributable to noncontrolling interest in the Operating Partnership	(398)	(553)	(526)
Net loss attributable to noncontrolling interest in consolidated subsidiary	667	—	—

Net income attributable to common shareholders	$85,225	$112,524	$88,531

Earnings per common share attributable to common shareholders - basic	$1.97	$3.18	$2.68

Earnings per common share attributable to common shareholders - diluted	$1.96	$3.16	$2.67

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net income	$84,956	$113,077	$89,057
Other comprehensive income:
Effective portion of loss on derivatives net of reclassification to interest expense	(7,060)	(1,410)	(6,603)

Total comprehensive income	77,896	111,667	82,454
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(365)	(546)	(487)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	667	—	—

Comprehensive income attributable to common shareholders	$78,198	$111,121	$81,967

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance January 1, 2014	32,532,991	$325	$1,039,236	$(162,450)	$(6,402)	$870,709
Net proceeds from the issuance of common stock	1,283,505	13	98,968	—	—	98,981
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	171,854	2	12,447	—	—	12,449
Exercise of stock options	27,462	—	1,245	—	—	1,245
Issuance of non-vested stock	90,143	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	4,556	—	—	4,556
Stock option expense	—	—	223	—	—	223
Deferred compensation outside directors	—	—	121	—	—	121
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(570)	—	—	(570)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(3,738)	—	(3,738)
Net income attributable to common shareholders	—	—	—	88,531	—	88,531
Change in fair value of derivatives	—	—	—	—	(6,603)	(6,603)
Dividends	—	—	—	(90,035)	—	(90,035)

Balance December 31, 2014	34,105,955	341	1,156,225	(167,692)	(13,005)	975,869
Net proceeds from the issuance of common stock	2,329,911	23	210,119	—	—	210,142
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	151,246	1	13,925	—	—	13,926
Exercise of stock options	30,900	1	1,632	—	—	1,633
Issuance of non-vested stock	64,244	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	6,254	—	—	6,254
Stock option expense	—	—	210	—	—	210
Deferred compensation outside directors	28,417	—	59	—	—	59
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(80)	—	—	(80)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(3,328)	—	(3,328)
Net income attributable to common shareholders	—	—	—	112,524	—	112,524
Change in fair value of derivatives	—	—	—	—	(1,410)	(1,410)
Dividends	—	—	—	(113,484)	—	(113,484)

Balance December 31, 2015	36,710,673	367	1,388,343	(171,980)	(14,415)	1,202,315
Net proceeds from the issuance of common stock	9,545,000	96	934,867	—	—	934,963
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	133,666	1	13,165	—	—	13,166
Conversion of operating partnership units to common shares	41,862	—	4,795	—	—	4,795
Issuance of non-vested stock	23,405	—	—	—	—	—
Earned portion of non-vested stock	—	—	7,216	—	—	7,216
Stock option expense	—	—	89	—	—	89
Deferred compensation outside directors	—	—	92	—	—	92
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	4,457	—	4,457
Net income attributable to common shareholders	—	—	—	85,225	—	85,225
Amortization of terminated hedge included in AOCI	—	—	—	—	458	458
Change in fair value of derivatives	—	—	—	—	(7,518)	(7,518)
Dividends	—	—	—	(156,764)	—	(156,764)

Balance December 31, 2016	46,454,606	$464	$2,348,567	$(239,062)	$(21,475)	$2,088,494

See notes to consolidated financial statements

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Operating Activities
Net income	$84,956	$113,077	$89,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,081	58,506	51,749
Amortization of debt issuance costs and bond discount	9,688	1,184	942
(Gain) loss on sale of storage facilities	(15,270)	494	(5,176)
Gain on sale of real estate	(623)	—	—
Write-off of acquired property deposits	1,783	—	—
Equity in income of joint ventures	(3,665)	(3,405)	(2,086)
Distributions from unconsolidated joint venture	5,207	4,821	3,123
Non-vested stock earned	7,308	6,313	4,677
Stock option expense	89	210	223
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	4,814	(1,038)	(606)
Prepaid expenses	(230)	1,132	(457)
(Advances to) receipts from joint ventures	(294)	(346)	590
Accounts payable and other liabilities	18,494	5,847	5,187
Deferred revenue	(3,788)	(597)	(1,155)

Net cash provided by operating activities	225,550	186,198	146,068
Investing Activities
Acquisition of storage facilities, net of cash acquired	(1,750,267)	(280,010)	(281,731)
Improvements, equipment additions, and construction in progress	(72,852)	(41,739)	(35,097)
Net proceeds from the sale of storage facilities	34,074	4,646	11,191
Net proceeds from the sale of real estate	623	—	—
Investment in unconsolidated joint ventures	(6,438)	(6,151)	(28,650)
Property deposits	(1,209)	(5,435)	(706)

Net cash used in investing activities	(1,796,069)	(328,689)	(334,993)
Financing Activities
Net proceeds from sale of common stock	948,129	225,701	112,676
Proceeds from line of credit	1,102,000	330,000	202,000
Repayment of line of credit	(928,000)	(300,000)	(202,000)
Proceeds from term notes, net of discount	796,682	—	175,000
Repayment of term note	(150,000)	—	—
Debt issuance costs	(15,273)	—	(3,001)
Settlement of forward starting interest rate swaps	(9,166)	—	—
Dividends paid - common stock	(156,249)	(113,039)	(90,035)
Distributions to noncontrolling interest holders	(742)	(555)	(541)
Redemption of operating partnership units	—	(1,005)	(6,028)
Mortgage principal payments	(197)	(134)	(127)

Net cash provided by financing activities	1,587,184	140,968	187,944

Net increase (decrease) in cash	16,665	(1,523)	(981)
Cash at beginning of period	7,020	8,543	9,524

Cash at end of period	$23,685	$7,020	$8,543

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$39,856	$35,926	$31,764
Cash paid for income taxes, net of refunds	$981	$1,084	$665

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2016	2015
Assets
Investment in storage facilities:
Land	$786,764	$480,176
Building, equipment, and construction in progress	3,456,544	2,011,526

	4,243,308	2,491,702
Less: accumulated depreciation	(535,704)	(465,195)

Investment in storage facilities, net	3,707,604	2,026,507
Cash and cash equivalents	23,685	7,020
Accounts receivable	5,469	6,805
Receivable from unconsolidated joint ventures	1,223	929
Investment in unconsolidated joint ventures	67,300	62,520
Prepaid expenses	6,649	5,431
Fair value of interest rate swap agreements	—	550
Trade name	16,500	—
Other assets	29,554	9,060

Total Assets	$3,857,984	$2,118,822

Liabilities
Line of credit	$253,000	$79,000
Term notes, net	1,387,525	746,650
Accounts payable and accrued liabilities	75,132	47,839
Deferred revenue	9,700	7,511
Fair value of interest rate swap agreements	13,015	15,343
Mortgages payable	13,027	1,993

Total Liabilities	1,751,399	898,336
Limited partners’ redeemable capital interest at redemption value (217,481 and 168,866 units outstanding at December 31, 2016 and December 31, 2015, respectively)	18,091	18,171
Partners’ Capital
General partner (466,721 and 368,795 units outstanding at December 31, 2016 and December 31, 2015, respectively)	21,065	12,205
Limited partners (45,987,885 and 36,341,878 units outstanding at December 31, 2016 and December 31, 2015, respectively)	2,088,904	1,204,525
Accumulated other comprehensive loss	(21,475)	(14,415)

Total Controlling Partners’ Capital	2,088,494	1,202,315
Noncontrolling interest in consolidated subsidiary	—	—

Total Partners’ Capital	2,088,494	1,202,315

Total Liabilities and Partners’ Capital	$3,857,984	$2,118,822

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2016	2015	2014
Revenues
Rental income	$428,121	$338,435	$302,044
Other operating income	34,487	28,167	24,036

Total operating revenues	462,608	366,602	326,080
Expenses
Property operations and maintenance	103,388	81,915	75,333
Real estate taxes	47,876	36,563	32,097
General and administrative	43,103	38,659	35,222
Acquisition costs	29,542	2,991	7,359
Write-off of acquired property deposits	1,783	—	—
Operating leases of storage facilities	—	683	7,987
Depreciation and amortization	117,081	58,506	51,749

Total operating expenses	342,773	219,317	209,747

Income from operations	119,835	147,285	116,333
Other income (expenses)
Interest expense	(47,175)	(37,124)	(34,578)
Interest expense – bridge financing commitment fee	(7,329)	—	—
Interest income	67	5	40
Gain (loss) on sale of storage facilities	15,270	(494)	5,176
Gain on sale of real estate	623	—	—
Equity in income of joint ventures	3,665	3,405	2,086

Net income	84,956	113,077	89,057
Net income attributable to noncontrolling interest in the Operating Partnership	(398)	(553)	(526)
Net loss attributable to noncontrolling interest in consolidated subsidiary	667	—	—

Net income attributable to common unitholders	$85,225	$112,524	$88,531

Earnings per common unit attributable to common unitholders - basic	$1.97	$3.18	$2.68

Earnings per common unit attributable to common unitholders - diluted	$1.96	$3.16	$2.67

Net income attributable to general partner	$856	$1,131	$891
Net income attributable to limited partners	84,369	111,393	87,640

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net income	$84,956	$113,077	$89,057
Other comprehensive income:
Effective portion of loss on derivatives net of reclassification to interest expense	(7,060)	(1,410)	(6,603)

Total comprehensive income	77,896	111,667	82,454
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(365)	(546)	(487)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	667	—	—

Comprehensive income attributable to common unitholders	$78,198	$111,121	$81,967

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance January 1, 2014	$8,836	$868,275	$(6,402)	$870,709
Net proceeds from the issuance of Partnership Units	1,014	97,967	—	98,981
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	124	12,325	—	12,449
Exercise of stock options	13	1,232	—	1,245
Earned portion of non-vested stock	46	4,510	—	4,556
Stock option expense	2	221	—	223
Deferred compensation outside directors	1	120	—	121
Carrying value less than redemption value on redeemed noncontrolling interest	(60)	(510)	—	(570)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(3,738)	—	(3,738)
Net income attributable to common unitholders	891	87,640	—	88,531
Change in fair value of derivatives	(66)	66	(6,603)	(6,603)
Distributions	(906)	(89,129)	—	(90,035)

Balance December 31, 2014	9,895	978,979	(13,005)	975,869
Net proceeds from the issuance of Partnership Units	2,123	208,019	—	210,142
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	139	13,787	—	13,926
Exercise of stock options	16	1,617	—	1,633
Earned portion of non-vested stock	63	6,191	—	6,254
Stock option expense	2	208	—	210
Deferred compensation outside directors	—	59	—	59
Carrying value less than redemption value on redeemed noncontrolling interest	(10)	(70)	—	(80)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(3,328)	—	(3,328)
Net income attributable to common unitholders	1,131	111,393	—	112,524
Change in fair value of derivatives	(14)	14	(1,410)	(1,410)
Distributions	(1,140)	(112,344)	—	(113,484)

Balance December 31, 2015	12,205	1,204,525	(14,415)	1,202,315
Net proceeds from the issuance of Partnership Units	9,349	925,614	—	934,963
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	132	13,034	—	13,166
Conversion of operating partnership units to common shares	—	4,795	—	4,795
Issuance of operating partnership units	95	(95)	—	—
Earned portion of non-vested stock	72	7,144	—	7,216
Stock option expense	1	88	—	89
Deferred compensation outside directors	1	91	—	92
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	4,457	—	4,457
Net income attributable to common unitholders	856	84,369	—	85,225
Amortization of terminated hedge included in AOCI	4	(4)	458	458
Change in fair value of derivatives	(75)	75	(7,518)	(7,518)
Dividends	(1,575)	(155,189)	—	(156,764)

Balance December 31, 2016	$21,065	$2,088,904	$(21,475)	$2,088,494

See notes to consolidated financial statements

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Operating Activities
Net income	$84,956	$113,077	$89,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,081	58,506	51,749
Amortization of debt issuance costs and bond discount	9,688	1,184	942
(Gain) loss on sale of storage facilities	(15,270)	494	(5,176)
Gain on sale of real estate	(623)	—	—
Write-off of acquired property deposits	1,783	—	—
Equity in income of joint ventures	(3,665)	(3,405)	(2,086)
Distributions from unconsolidated joint venture	5,207	4,821	3,123
Non-vested stock earned	7,308	6,313	4,677
Stock option expense	89	210	223
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	4,814	(1,038)	(606)
Prepaid expenses	(230)	1,132	(457)
(Advances to) receipts from joint ventures	(294)	(346)	590
Accounts payable and other liabilities	18,494	5,847	5,187
Deferred revenue	(3,788)	(597)	(1,155)

Net cash provided by operating activities	225,550	186,198	146,068
Investing Activities
Acquisition of storage facilities, net of cash acquired	(1,750,267)	(280,010)	(281,731)
Improvements, equipment additions, and construction in progress	(72,852)	(41,739)	(35,097)
Net proceeds from the sale of storage facilities	34,074	4,646	11,191
Net proceeds from the sale of real estate	623	—	—
Investment in unconsolidated joint ventures	(6,438)	(6,151)	(28,650)
Property deposits	(1,209)	(5,435)	(706)

Net cash used in investing activities	(1,796,069)	(328,689)	(334,993)
Financing Activities
Net proceeds from sale of partnership units	948,129	225,701	112,676
Proceeds from line of credit	1,102,000	330,000	202,000
Repayment of line of credit	(928,000)	(300,000)	(202,000)
Proceeds from term notes, net of discount	796,682	—	175,000
Repayment of term note	(150,000)	—	—
Debt issuance costs	(15,273)	—	(3,001)
Settlement of forward starting interest rate swaps	(9,166)	—	—
Distributions to unitholders	(156,249)	(113,039)	(90,035)
Distributions to noncontrolling interest holders	(742)	(555)	(541)
Redemption of operating partnership units	—	(1,005)	(6,028)
Mortgage principal payments	(197)	(134)	(127)

Net cash provided by financing activities	1,587,184	140,968	187,944

Net increase (decrease) in cash	16,665	(1,523)	(981)
Cash at beginning of period	7,020	8,543	9,524

Cash at end of period	$23,685	$7,020	$8,543

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$39,856	$35,926	$31,764
Cash paid for income taxes, net of refunds	$981	$1,084	$665

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Effective August 15, 2016, the Parent Company changed its name from “Sovran Self Storage, Inc.” to “Life Storage, Inc.” and the Operating Partnership changed its name from “Sovran Acquisition Limited Partnership” to “Life Storage LP”. Also, consistent with these name changes, and in connection with the rebranding of our storage facilities from “Uncle Bob’s Self Storage®” to “Life Storage®”, the name of the general partner of the Operating Partnership has been changed from “Sovran Holdings, Inc.” to “Life Storage Holdings, Inc.” and the name of the Parent Company’s taxable REIT subsidiary changed from “Uncle Bob’s Management, LLC” to “Life Storage Solutions, LLC”.

The Parent Company, which operates as a self-administered and self-managed real estate investment trust (a “REIT”), was formed on April 19, 1995 to own and operate self-storage facilities throughout the United States. On June 26, 1995, the Parent Company commenced operations effective with the completion of its initial public offering. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At December 31, 2016, we had an ownership interest in, and/or managed 659 self-storage properties in 29 states under the names Life Storage® and Uncle Bob’s Self Storage®. Among our 659 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, and 26 properties that we manage and have no ownership interest. Approximately 38% of the Company’s revenue is derived from stores in the states of Texas and Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: All of the Company’s assets are owned by, and all its operations are conducted through the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2016. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, and Life Storage Solutions, LLC. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable operating partnership units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2016, there were 217,481 noncontrolling redeemable operating partnership Units outstanding (168,866 at December 31, 2015). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership

Units under the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” which was codified in FASB ASC Topic 480-10-S99. The application of the FASB ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling redeemable Operating Partnership Units is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at December 31, 2016 and 2015, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units:

(Dollars in thousands)	2016	2015
Beginning balance noncontrolling redeemable Operating Partnership Units	$18,171	$13,622
Redemption of Operating Partnership Units	(4,795)	(1,005)
Redemption value in excess of carrying value	—	80
Issuance of Operating Partnership Units	9,516	2,148
Net income attributable to noncontrolling interests in Operating Partnership	398	553
Distributions	(742)	(555)
Adjustment to redemption value	(4,457)	3,328

Ending balance noncontrolling redeemable Operating Partnership Units	$18,091	$18,171

The following is a reconciliation of the Operating Partnership’s limited partners’ redeemable capital interest:

(Dollars in thousands)	2016	2015
Beginning balance Limited Partners’ Redeemable Capital Interest	$18,171	$13,622
Redemption of Limited Partners’ Redeemable Capital Interest Units	(4,795)	(1,005)
Redemption value in excess of carrying value	—	80
Issuance of Limited Partners’ Redeemable Capital Interest Units	9,516	2,148
Net income attributable to Limited Partners’ Redeemable Capital Interest	398	553
Distributions	(742)	(555)
Adjustment to redemption value	(4,457)	3,328

Ending balance Limited Partners’ Redeemable Capital Interest	$18,091	$18,171

In 2016 the Operating Partnership issued 90,477 Units with a fair value of $9.5 million to acquire self-storage properties. In 2015 the Company issued 23,382 Units with a fair value of $2.1 million to acquire one self-storage property. The fair value of the Units on the dates of issuance was determined based upon the fair market value of the Company’s common stock on those dates.

Operating Partnership Units redeemed in 2016 were redeemed for a total of 41,862 shares of the Parent Company.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $1.0 million and $0.4 million at December 31, 2016 and 2015, respectively.

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

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2016, 2015, and 2014, advertising costs were $9.5 million, $7.3 million, and $6.2 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income: Consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance administrative fees, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities: Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the fair value of each component. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2016, 2015, and 2014, $29.5 million, $3.0 million, and $7.4 million of acquisition related costs were incurred and expensed, respectively.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $87.2 million, $55.1 million and $47.7 million for the years ending December 31 206, 2015 and 2014, respectively. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2016, 2015, and 2014 was $0.1 million annually. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the basis of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2016, 2015 and 2014, no assets have been determined to be impaired under this policy.

In general, sales of real estate and related profits / losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred.

Trade Name: The Company’s trade name has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2016.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value exceeds the fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2016, the year in which the trade name was acquired.

Other Assets: Included in other assets are cash balances held in escrow for encumbered properties, property deposits and the value placed on in-place customer leases at the time of acquisition. Cash held in escrow for encumbered properties at December 31, 2016 and 2015, totaled $238,000 and $12,000, respectively. Property deposits at December 31, 2016 and 2015 were $2.4 million and $5.9 million, respectively. In 2016, a decision was made to not proceed with the acquisition of two properties on which the Company had previously made property deposits totaling $1.8 million. As a result, these property deposits were abandoned and are included in write-off of acquired property deposits on the accompanying consolidated statements of operations. No such expenses were incurred in 2015 or 2014.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is disclosed in Note 8. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

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

For the years ended December 31, 2016, 2015 and 2014, the Company recorded federal and state income tax expense of $0.4 million, $1.3 million, and $0.9 million, respectively. The 2016 income tax expense includes current expense of $0.1 million and deferred tax expense of $0.3 million. At December 31, 2016 and 2015, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2016 and 2015, the Company had no interest or penalties related to uncertain tax provisions. Net income taxes payable and the net deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities and prepaid taxes are classified within prepaid expenses in the consolidated balance sheets. As of December 31, 2016, the Company’s taxable REIT subsidiary has prepaid taxes of $0.4 million, deferred tax assets of $1.5 million and a deferred tax liability of $2.2 million. As of December 31, 2015, the Company’s taxable REIT subsidiary had prepaid taxes of $0.2 million and a deferred tax liability of $1.2 million.

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

Recent Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application. We are currently evaluating the alternative methods of adoption and the effect of adopting ASU 2014-09 on our financial statements and related disclosures. We are also in the process of assessing which of our operating revenue streams will be impacted by the adoption of the new standard. Leases are specifically excluded from the scope of ASU 2014-09, therefore the Company does not anticipate that adoption of the new standard will have any impact on the timing or amounts of the Company’s rental revenue from customers which is a substantial portion of the Company’s total operating revenues. The Company intends to make a decision on which method of adoption will be elected by the end of the second quarter of 2017.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which is effective for annual periods ending after December 15, 2016 and annual and interim periods thereafter. This ASU requires management to make an assessment for each annual and interim reporting period as to whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. If management identifies conditions or events that raise substantial doubt about about the Company’s ability to continue as a going concern, certain additional considerations and disclosures are required to be made. The adoption of ASU 2014-15 by the Company did not have a material impact on its consolidated financial statements.

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

During April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which amends the requirements for the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, beginning after December 15, 2015 and interim periods within those fiscal years, with retrospective application required. Consistent with the guidance in ASU No. 2015-03 there are $3.4 million of debt issuance costs that have been presented as a reduction of term notes in our accompanying consolidated balance sheets at December 31, 2015 that were previously classified in other assets prior to the adoption of ASU No. 2015-03. The implementation of this accounting standards update had no effect on our results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”. ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The new standard will be effective for us on January 1, 2017. The Company has determined that the adoption of ASU 2016-06 will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for us on January 1, 2017. The Company has determined that the adoption of ASU 2016-07 will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has determined that the adoption of ASU 2016-09 will not have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force)” which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted. Other than modifications to the statement of cash flows, the adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under current guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. We are in the process of evaluating whether the properties we acquire will meet the definition of a “business” under ASU 2017-01. To the extent they do not meet such definition, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values.

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

The Company recorded compensation expense (included in general and administrative expense) of $89,000, $210,000, and $223,000, respectively, related to stock options and $7.2 million, $6.3 million, and $4.6 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2016, 2015 and 2014. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted-average fair value of options granted during the years ended December 31, 2015 and 2014, were $9.90 and $10.04, respectively. There were no options granted during the year ended December 31, 2016.

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

During 2016, 2015 and 2014, the Company issued performance based non-vested stock awards to certain executives. The fair value for the performance based awards in 2016, 2015 and 2014 was estimated at the time the awards were granted using a Monte Carlo pricing model applying the following assumptions:

	2016	2015	2014
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	1.53%	1.33%	1.18%
Expected volatility	19.37%	18.88%	18.42%
Fair value	$80.24	$101.43	$46.95

The Monte Carlo pricing model was not used to value any other 2016, 2015 and 2014 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

Reclassification: As noted below, certain amounts in the 2014 financial statements have been reclassified to conform with the 2015 and 2016 presentation.

Internet advertising expense, which had been included in the general and administrative expense line in financial statements filed in 2014 and prior years, has been reclassified to property operations and maintenance expense to conform with the current presentation which we implemented in the first quarter of 2015. The Company believes the classification of internet advertising expenses as property operations and maintenance expense is more consistent with industry trends. The amount of internet advertising expense that was reclassified for the year ended December 31, 2014 was $5.6 million.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. EARNINGS PER SHARE AND EARNINGS PER UNIT

The Company reports earnings per share and earnings per unit data in accordance with ASC Topic 260, “Earnings Per Share.” Effective January 1, 2009, FASB ASC Topic 260 was updated for the issuance of FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1, with transition guidance included in FASB ASC Topic 260-10-65-2. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Parent Company and the Operating Partnership have calculated their basic and diluted earnings per share/unit using the two-class method.

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2014
Numerator:
Net income attributable to common shareholders	$85,225	$112,524	$88,531
Denominator:
Denominator for basic earnings per share - weighted average shares	43,184	35,379	33,019
Effect of Dilutive Securities:
Stock options and non-vested stock	223	222	172

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	43,407	35,601	33,191
Basic Earnings per common share attributable to common shareholders	$1.97	$3.18	$2.68
Diluted Earnings per common share attributable to common shareholders	$1.96	$3.16	$2.67

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per unit data)	2016	2015	2014
Numerator:
Net income attributable to common unitholders	$85,225	$112,524	$88,531
Denominator:
Denominator for basic earnings per unit - weighted average units	43,184	35,379	33,019
Effect of Dilutive Securities:
Stock options and non-vested stock	223	222	172

Denominator for diluted earnings per share - adjusted weighted average units and assumed conversion	43,407	35,601	33,191
Basic Earnings per common unit attributable to common unitholders	$1.97	$3.18	$2.68
Diluted Earnings per common unit attributable to common unitholders	$1.96	$3.16	$2.67

Not included in the effect of dilutive securities above are 107,283 unvested restricted shares for the year ended December 31, 2016; and 5,500 stock options and 152,835 unvested restricted shares for the year ended December 31, 2015; and 5,000 stock options and 151,474 unvested restricted shares for the year ended December 31, 2014, because their effect would be antidilutive.

4. INVESTMENT IN STORAGE FACILITIES

The following summarizes activity in storage facilities during the years ended December 31, 2016 and December 31, 2015.

(Dollars in thousands)	2016	2015
Cost:
Beginning balance	$2,491,702	$2,177,983
Acquisition of storage facilities	1,714,029	278,572
Improvements and equipment additions	65,860	39,807
Net increase in construction in progress	7,525	2,239
Dispositions	(35,808)	(6,899)

Ending balance	$4,243,308	$2,491,702

Accumulated Depreciation:
Beginning balance	$465,195	$411,701
Additions during the year	87,219	55,101
Dispositions	(16,710)	(1,607)

Ending balance	$535,704	$465,195

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

Including the LS acquisition, the Company acquired 122 facilities during 2016. The acquisition of three stores that were acquired at certificate of occupancy were accounted for as asset acquisitions. The cost of these stores, including closing costs, was assigned to land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 119 storage facilities acquired in 2016, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.”

The Company acquired 27 facilities during 2015. The four facilities acquired in Connecticut and New York on February 2, 2015 had been leased by the Company since November 1, 2013. The acquisitions of these four stores and three additional stores that were acquired at certificate of occupancy were accounted for as asset acquisitions. The cost of these seven stores, including closing costs, was assigned to their land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 20 storage facilities acquired in 2015, which primarily consist of tangible and intangible assets, are measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.”

The purchase price of the 122 facilities acquired in 2016 and the 27 facilities acquired in 2015 has been assigned as follows (as of December 31, 2016 the purchase price assignments relating to the facilities acquired during the second half of 2016 are preliminary):

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Trade Name	Closing Costs Expensed
2016
FL	4	1/6/2016	$20,350	$20,246	$—	$—	$104	$6,646	$13,339	$365	$—	$437
CA	4	1/21/2016	80,603	80,415	—	—	188	28,420	51,145	1,038	—	397
NH	5	1/21/2016	55,435	55,151	—	—	284	13,281	41,237	917	—	657
MA	1	1/21/2016	11,387	11,362	—	—	25	4,880	6,341	166	—	81
TX	3	1/21/2016	38,975	38,819	—	—	156	19,796	18,598	581	—	299
AZ	1	2/1/2016	9,275	9,261	—	—	14	988	8,224	63	—	136
FL	1	2/12/2016	11,274	11,270	—	—	4	2,294	8,980	—	—	—
PA	1	2/17/2016	5,750	5,732	—	—	18	1,768	3,879	103	—	164
CO	1	2/29/2016	12,600	12,549	—	—	51	4,528	7,915	157	—	188
CA	3	3/16/2016	68,832	63,965	4,472	—	395	22,647	45,371	814	—	313
CA	1	3/17/2016	17,320	17,278	—	—	42	6,728	10,339	253	—	132
CA	1	4/11/2016	36,750	33,346	3,294	—	110	17,445	18,840	465	—	141
CT	2	4/14/2016	17,313	17,152	—	—	161	6,142	10,904	267	—	204
NY	2	4/26/2016	24,312	20,143	—	4,249	(80)	5,710	18,201	401	—	372
FL	1	5/2/2016	8,100	4,006	—	4,036	58	3,018	4,922	160	—	161
TX	1	5/5/2016	10,800	10,708	—	—	92	2,333	8,302	165	—	133
NY	2	5/19/2016	8,400	8,366	—	—	34	714	7,521	165	—	213
CA, CO, FL, IL, MS, NV, TX, UT, WI	83	7/15/2016	1,299,740	1,335,274	—	—	(35,534)	150,660	1,085,750	46,830	16,500	25,398
SC	1	7/29/2016	8,620	8,617	—	—	3	920	7,700	—	—	—
CO	1	8/4/2016	8,900	8,831	—	—	69	5,062	3,679	159	—	119
FL	1	9/27/2016	10,500	10,407	—	—	93	2,809	7,523	168	—	244
IL	1	11/17/2016	8,884	7,125	1,750	—	9	371	8,513	—	—	—
FL	1	12/20/2016	9,800	6,900	—	2,966	(66)	3,268	6,378	154	—	98

Total acquired 2016	122		$1,783,920	$1,796,923	$9,516	$11,251	$(33,770)	$310,428	$1,403,601	$53,391	$16,500	$29,887

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2015
CT	2	2/2/2015	$61,116	$62,377	$—	$(1,261)	$19,389	$41,727	$—	$—
NY	2	2/2/2015	57,900	59,103	—	(1,203)	10,084	47,816	—	—
IL	1	2/5/2015	6,800	6,652	—	148	2,579	4,066	155	146
IL	1	3/9/2015	8,690	6,466	2,148	76	1,719	6,971	—	—
FL	1	4/1/2015	6,290	6,236	—	54	1,793	4,382	115	359
TX	1	4/16/2015	8,800	8,713	—	87	3,864	4,777	159	140
FL	1	4/21/2015	8,750	8,687	—	63	2,118	6,501	131	122
FL	4	5/1/2015	32,465	32,279	—	186	12,184	19,672	609	516
AZ	1	6/16/2015	7,904	7,904	—	—	852	7,052	—	—
MA	1	6/19/2015	10,291	10,286	—	5	2,110	8,181	—	—
NY	4	8/25/2015	17,900	17,690	—	210	4,685	12,826	389	409
NC	1	9/1/2015	3,775	3,762	—	13	718	2,977	80	80
SC	6	9/1/2015	44,000	43,564	—	436	17,461	25,644	895	684
PA	1	12/30/2015	6,550	6,541	—	9	1,926	4,498	126	190

Total acquired 2015	27		$281,231	$280,260	$2,148	$(1,177)	$81,482	$197,090	$2,659	$2,646

All of the properties acquired were purchased from unrelated third parties. The operating results of the four facilities which had been leased since November 1, 2013 have been included in the Company’s operations since that date. The operating results of the other facilities acquired have been included in the Company’s operations since the respective acquisition dates. The $1,796.9 million of cash paid for the properties acquired during 2016 includes payment for cash acquired of $40.9 million and $5.3 million of deposits that were paid in 2015 when certain of these properties originally went under contract. Of the $280.3 million paid at closing for the properties acquired during 2015, $250,000 represented deposits that were paid in 2014 when certain of these properties originally went under contract. Closing costs totaling $345,000 were incurred and expensed in 2015 related to facilities acquired in 2016 and are reflected in totals for the respective 2016 acquisitions in the charts above.

Non-cash investing activities during 2016 include the issuance of $9.5 million in Operating Partnership Units valued based on the market price of the Company’s common stock at the date of acquisition, the assumption of three mortgages with acquisition-date fair values of $11.3 million, and the assumption of net other liabilities of $7.2 million. Non-cash investing activities during 2015 include the issuance of $2.1 million in Operating Partnership Units, the assumption of $1.3 million of other net liabilities and $2.5 million for the settlement of a straight-line rent liability in connection with the acquisition of self-storage facilities.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). The Company measures the value of trade names, which have an indefinite life and are not amortized, by calculating discounted cash flows utilizing the relief from royalty method.

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(dollars in thousands)	2016	2015
In-place customer leases	$75,611	$22,320
Accumulated amortization	(50,782)	(21,017)

Net carrying value at December 31,	$24,829	$1,303

Amortization expense related to in-place customer leases was $29.9 million, $3.4 million, and $4.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense on 2016 acquisitions is expected to be $24.8 million in 2017.

As noted above, during 2016, the Company acquired 122 properties, 119 of which were accounted for as business combinations. The following unaudited pro forma information is based on the combined historical financial statements of the Company and the 119 properties acquired during 2016, and accounted for as business acquisitions, as if the acquisitions had occurred as of January 1, 2015:

(dollars in thousands)	2016	2015
Total revenues	$513,565	$465,614
Net income attributable to common shareholders	$154,522	$54,144
Earnings per common share
Basic	$3.34	$1.17
Diluted	$3.33	$1.17

The above pro forma information includes the results of eight stores acquired by LS in 2016 and 17 stores acquired by LS in 2015. These stores therefore were not owned by LS for the entire pro forma periods and results prior to LS ownership are not included in the above pro forma information. The above pro forma information also includes increases in amortization of in-place customer leases totaling $53.4 million in 2015. As noted above, in-place customer leases are amortized over their estimated future benefit period of 12 months. Material, nonrecurring pro forma adjustments directly attributable to the business combinations and included in the above pro forma financial information include reductions to interest expense related to acquisition bridge financing totaling $7.3 million in 2016, reductions to acquisition costs totaling $29.5 million in 2016, and reductions to write-off of acquired property deposits totaling $1.8 million in 2016.

The following table summarizes the revenues and earnings since the acquisition dates that are included in the Company’s 2016 consolidated statement of operations related to the 119 properties acquired and accounted for as business combinations during 2016.

(dollars in thousands)
Total revenues	$68,526
Net loss attributable to common shareholders	$(52,814)

The above net loss attributable to common shareholders was primarily due to amortization of in-place customer leases acquired and the acquisition costs incurred in connection with the 2016 acquisitions.

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

The following table summarizes the revenues and expenses up to the dates of sale of the 13 properties sold in 2016, 2015 and 2014 that are included in the Company’s consolidated statements of operations for 2016, 2015 and 2014.

(dollars in thousands)	2016	2015	2014
Total revenues	$2,324	$4,801	$5,782
Property operations and maintenance expense	(614)	(1,401)	(1,477)
Real estate tax expense	(98)	(295)	(424)
Depreciation and amortization expense	(359)	(780)	(820)
Gain (loss) on sale of storage facilities	15,270	(494)	5,176

	$16,523	$1,831	$8,237

Change in Signage Useful Life Estimates

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage® to Life Storage® as discussed in Note 1 requires replacement of signage at all existing storage facilities which are currently included in investment in storage facilities, net on the consolidated balance sheets. The replacement of this signage is being completed at various times based on market, and is expected to be completed in the first half of 2017. The Company has reassessed the estimated useful lives of the existing signage which resulted in an increase in depreciation expense of approximately $8.2 million in 2016 as depreciation was accelerated over the new useful lives. The Company estimates that this change will result in depreciation expense of approximately $1 million in 2017 as a result of the replacement of this existing Uncle Bob’s Self Storage® signage.

The accelerated depreciation reduced 2016 basic and diluted earnings by approximately $0.19 per share/unit.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Dec. 31, 2016	Dec. 31, 2015
Revolving line of credit borrowings	$253,000	$79,000
Term note due April 26, 2016	—	150,000
Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	—
Term note due July 21, 2028	200,000	—

Total term note principal balance outstanding	$1,400,000	$750,000
Less: unamortized debt issuance costs	(9,323)	(3,350)
Less: unamortized senior term note discount	(3,152)	—

Term notes payable	$1,387,525	$746,650

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2016 the margin is 1.10%), and requires an annual 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2016 the margin is 1.15%). The interest rate at December 31, 2016 on the Company’s line of credit was approximately 1.79% (1.72% at December 31, 2015). At December 31, 2016, there was $247 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On May 17, 2016, the Company entered into two senior unsecured acquisition bridge facilities (the “Bridge Facilities”) totaling $1,675 million with the Company’s third-party advisors to the LS acquisition (see Note 4). In consideration for the bridge financing commitments, the Company paid fees totaling $7.3 million which are included as interest expense – bridge financing commitment fee in the 2016 consolidated statement of operations. The Bridge Facilities commitments were not drawn upon and were terminated on June 29, 2016.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million. The indenture under which the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. As of December 31, 2016, the Company was in compliance with all of the financial covenants under the 2026 Senior Notes.

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

The Company had maintained a $150 million unsecured term note maturing April 26, 2016 bearing interest at 6.38%. The Company used a draw on the line of credit to pay off the balance of this note on April 26, 2016.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2016, the Company was in compliance with its debt covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2016 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Subsequent to the adoption of ASU 2015-03, deferred debt issuance costs and the discount on the 2026 Senior Notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2016 and December 31, 2015. Amortization expense related to these deferred debt issuance costs, which exclude costs related to the Bridge Facilities, was $1.7 million, $1.2 million and $0.9 million for the periods ended December 31, 2016, 2015 and 2014, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2016 and 2015 consist of the following:

(dollars in thousands)	December 31, 2016	December 31, 2015
4.98% mortgage note due January 1, 2021 secured by one self-storage facility with an aggregate net book value of $9.8 million, principal and interest paid monthly (effective interest rate 4.98%)	$2,966	$—
4.065% mortgage note due April 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 4.23%)	4,207	—
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.1 million, principal and interest paid monthly (effective interest rate 5.48%)	4,002	—
5.99% mortgage note due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $4.2 million, principal and interest paid monthly (effective interest rate 6.21%)	1,852	1,993

Total mortgages payable	$13,027	$1,993

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2016. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 1.10% (1.79% at December 31, 2016)	—	—	$253,000	—	—	—	$253,000	$253,000
Notes Payable:
Term note—variable rate LIBOR+1.15% (1.92% at December 31, 2016)	—	—	—	$325,000	—	—	$325,000	$325,000
Term note—fixed rate 5.54%	—	—	—	—	$100,000	—	$100,000	$109,379
Term note—fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$181,567
Term note—fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$574,126
Term note—fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$188,284
Mortgage note—fixed rate 4.98%	$51	$53	$56	$58	$2,748	—	$2,966	$2,966
Mortgage note—fixed rate 4.065%	$88	$92	$96	$99	$104	$3,728	$4,207	$4,210
Mortgage note—fixed rate 5.26%	$63	$67	$71	$74	$78	$3,649	$4,002	$4,281
Mortgage note—fixed rate 5.99%	$151	$160	$170	$181	$192	$998	$1,852	$1,997
Interest rate derivatives – liability	—	—	—	—	—	—	—	$13,015

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis in 2016, 2015, and 2014.

The Company has interest rate swap agreements in effect at December 31, 2016 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$125 Million	9/1/2011	8/1/18	2.3700%	1 month LIBOR
$100 Million	12/30/11	12/29/17	1.6125%	1 month LIBOR
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR
$100 Million	12/29/17	11/29/19	3.9680%	1 month LIBOR
$125 Million	8/1/18	6/1/20	4.1930%	1 month LIBOR

In the fourth quarter of 2015, the Company entered into forward starting interest rate swap agreements with a total notional value of $50 million. In the first quarter of 2016, the Company entered into additional forward starting interest rate swap agreements with a total notional value of $100 million. These forward starting interest rate swap agreements were entered into to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in accumulated other comprehensive loss and is being amortized as additional interest expense over the ten-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. Approximately $0.5 million of interest expense was recorded in 2016 as a result of this amortization. Consistent with the Company’s accounting policy, the cash outflow related to the settlement of the forward starting swap agreements is reflected as a financing activity in the consolidated statements of cash flows.

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During 2016, 2015, and 2014, the net reclassification from AOCL to interest expense was $4.6 million, $5.2 million, and $5.5 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.0 million in 2017. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was a liability of $13.0 million at December 31, 2016 and an asset of $550,000 and a liability of $15.3 million at December 31, 2015.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of December 31, 2016, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under the agreements at their net termination value of $13.0 million.

The changes in AOCL for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Jan. 1, 2016 to Dec. 31, 2016	Jan. 1, 2015 to Dec. 31, 2015	Jan. 1, 2014 to Dec. 31, 2014
Accumulated other comprehensive loss beginning of period	$(14,415)	$(13,005)	$(6,402)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	5,044	5,229	5,506
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(12,104)	(6,639)	(12,109)

Loss included in other comprehensive loss	(7,060)	(1,410)	(6,603)

Accumulated other comprehensive loss end of period	$(21,475)	$(14,415)	$(13,005)

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
December 31, 2016
Interest rate swaps	$(13,015)	—	$(13,015)	—
December 31, 2015
Interest rate swaps	550	—	550	—
Interest rate swaps	(15,343)	—	(15,343)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2016, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of 122 storage facilities (see note 4), including the LS acquisition. To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers and the cost to replace in-place tenants which are based on the Company’s historical experience with turnover at its facilities and on market rental rates and estimated downtime required to replace the in-place leases, all of which are Level 3 inputs. The average downtime is based upon estimated demand information including the number of potential customers exhibited in historical property interest data. The fair value of trade names is based on royalty payments avoided had the trade name been owned by a third party which is determined using market royalty rates. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) which replaced the expired 2005 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees, such plans being the “Plans”. There were 561,000 shares authorized for issuance under the 2015 Plan. Options granted under the Plans vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2016, options for 77,206 shares were outstanding under the Plans and options for 435,570 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to 2016, the Non-employee Plan provided for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2016, 1,864 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2016, options for 18,500 common shares and 16,984 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2016 options for 71,016 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2016		2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	95,706	$52.08	115,606	$48.54	130,568	$44.82
Granted	—	—	11,000	91.58	14,000	76.01
Exercised	—	—	(30,900)	52.87	(27,462)	45.34
Adjusted / (forfeited)	—	—	—	—	(1,500)	40.07

Outstanding at end of year	95,706	$52.08	95,706	$52.08	115,606	$48.54
Exercisable at end of year	92,706	$51.31	63,815	$48.73	67,316	$49.18

A summary of the Company’s stock options outstanding at December 31, 2016 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$30.00 – 39.99	1,100	$35.73	1,100	$35.73
$40.00 – 69.99	77,106	$44.67	77,106	$44.67
$70.00 – 91.58	17,500	$85.78	14,500	$87.82

Total	95,706	$52.08	92,706	$51.31
Intrinsic value of outstanding stock options at December 31, 2016				$3,244,663
Intrinsic value of exercisable stock options at December 31, 2016				$3,216,643

The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $0, $1.4 million, and $0.9 million, respectively.

Proceeds from stock options exercised during the years ended December 31, 2016, 2015, and 2014 amounted to $0, $1.6 million, and $1.2 million, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2016, or the price on the date of exercise for those exercised during the year. As of December 31, 2016, there was approximately $22,000 of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The weighted average remaining contractual life of all options is 2.9 years, and for exercisable options is 2.8 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2016, the fair market value of the non-vested stock on the date of grant ranged from $82.52 to $117.27. During 2016, 23,405 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $2.1 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2016		2015		2014
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non- vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	305,520	$59.09	310,463	$51.93	293,196	$49.20
Granted	23,405	89.30	64,665	94.74	92,665	60.87
Vested	(70,762)	69.82	(69,187)	60.28	(72,876)	53.11
Forfeited	—	—	(421)	76.07	(2,522)	28.66

Unvested at end of year	258,163	$58.89	305,520	$59.09	310,463	$51.93

Compensation expense of $7.2 million, $6.3 million, and $4.6 million was recognized for the vested portion of non-vested stock grants in 2016, 2015, and 2014, respectively. The fair value of non-vested stock that vested during 2016, 2015, and 2014 was $4.9 million, $4.2 million, and $3.9 million, respectively. The total unrecognized compensation cost related to non-vested stock was $9.6 million at December 31, 2016, and the remaining weighted-average period over which this expense will be recognized was 3.4 years.

Performance-based awards

During 2016 and 2015, the Company granted performance-based awards that entitle the recipients to earn up to 37,082 and 42,538 shares, respectively, if certain performance criteria are achieved over a three year period. The actual number of shares to be issued will be determined at the end of a three year period, and no performance-based shares were issued in 2016 or 2015. The Company granted and issued a total of 60,654 performance shares under the Plan during 2014 which are included in the table above. The performance-based awards granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based awards are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2016, compensation expense of $2.6 million (included in the $7.2 million discussed above) was recognized for performance awards granted in 2014 and prior. The total unrecognized compensation cost related to non-vested performance awards was $3.9 million at December 31, 2016 and the weighted-average period over which this expense will be recognized is 1.6 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 20,513 units outstanding at December 31, 2016. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense which totaled $0.1 million annually in each of 2016, 2015, and 2014.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. In 2015 and 2014, the Company contributed to the Plan at the rate of 25% of the first 4% of gross wages that the employee contributes. Beginning on January 1, 2016, the Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $505,000, $276,000, and $192,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

11. INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that owns 39 self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2016 and 2015 was $43.8 million and $44.6 million, respectively. In 2014, the Company contributed $28.6 million in cash to the joint venture as its share of capital required to fund property acquisitions. In 2015 the Company contributed an additional $0.4 million in cash to the joint venture as its share of capital required to fund certain capital expenditures and property taxes related to 2014 acquisitions. As of

December 31, 2016, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment, which is assessed for other-than-temporary impairment on a periodic basis. No other-than-temporary impairments have been recorded on this investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that owns 30 self-storage properties that are managed by the Company. The carrying value of the Company’s investment at December 31, 2016 and 2015 was $13.5 million and $13.9 million, respectively. In 2015 the Company contributed $1.7 million in cash to the joint venture as its share of capital required to fund the payoff of a mortgage note. The carrying value of this investment is assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on this investment.

As manager of Sovran HHF and Sovran HHF II, the Company earns a management and call center fee of 7% of gross revenues which totaled $4.9 million, $4.9 million, and $3.9 million for 2016, 2015, and 2014, respectively. The Company also received an acquisition fee of $0.4 million for securing purchases for Sovran HHF and Sovran HHF II in 2014. The Company’s share of Sovran HHF and Sovran HHF II’s income for 2016, 2015, and 2014 was $3.4 million, $3.2 million, and $1.9 million, respectively.

The Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.4 million and $0.5 million at December 31, 2016 and 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2016, 2015, and 2014, the Company’s share of Iskalo Office Holdings, LLC’s income was $214,000, $189,000, and $107,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $1.2 million, $1.1 million, and $1.0 million in 2016, 2015, and 2014, respectively.

The Company holds an 85% equity interest in Urban Box Coralway Storage, LLC (Urban Box), a joint venture with an unrelated third party. Urban Box was formed in 2015 and is currently developing a self-storage property in Florida. During 2015, the Company contributed $4.0 million to Urban Box as its share of capital to develop the property, which primarily consists of the acquisition of land in 2015. In 2016, Urban Box entered into a non-recourse mortgage loan in order to finance future development costs. The Company and the other joint venture member have participation rights which require the agreement of both members in order to implement the activities of Urban Box which are most significant to its economic performance. Accordingly, the investment is accounted for by the Company using the equity method.

The Company will perform property management services for Urban Box in exchange for a management fee based on 6% of property revenues. There were no management fees in 2016 or 2015.

The Company holds a 5% equity interest in SNL/Orix 1200 McDonald Ave., LLC (“McDonald”), a joint venture with an unrelated third party. The joint venture for McDonald was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.3 million of preferred capital to McDonald as its share of capital to develop the property. McDonald entered into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the McDonald joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the investment is accounted for by the Company using the equity method.

The Company will perform property management services for McDonald in exchange for a management fee based on property revenues. There were no management fees in 2016.

The Company holds a 5% equity interest in SNL Orix Merrick, LLC (“Merrick”), a joint venture with an unrelated third party. The joint venture for Merrick was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.1 million of preferred capital to Merrick as its share of capital to develop the property. Merrick will enter into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the Merrick joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the investment is accounted for by the Company using the equity method.

The Company will perform property management services for Merrick in exchange for a management fee based on property revenues. There were no management fees in 2016.

The Company holds a 20% ownership interest in 191 III Holdings LLC (“191 III”), a joint venture that was formed in 2016 to acquire self-storage properties that are managed by the Company. During 2016, the Company contributed $0.7 million to 191 III as its share of capital to fund future acquisitions. In accordance with the terms of the 191 III joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the investment is accounted for by the Company using the equity method.

The Company will perform property management and call center services for 191 III in exchange for an aggregate fee based on 7% of the gross revenues of the joint venture. There were no management fees in 2016.

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2016 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$534,719
Investment in office building	5,008
Other assets	17,440

Total Assets	$557,167

Due to the Company	$1,223
Mortgages payable	220,456
Other liabilities	7,394

Total Liabilities	229,073
Unaffiliated partners’ equity	262,944
Company equity	65,150

Total Partners’ Equity	328,094

Total Liabilities and Partners’ Equity	$557,167

Income Statement Data:
Total revenues	$74,034
Property operating expenses	(23,879)
Administrative, management and call center fees	(5,389)
Depreciation and amortization of customer list	(13,946)
Amortization of financing fees	(354)
Income tax expense	(232)
Interest expense	(10,258)

Net income	$19,976

The Company does not guarantee the debt of Sovran HHF, Sovran HHF II, Iskalo Office Holdings, LLC, Urban Box, McDonald, Merrick, or 191 III.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with Sovran HHF, Sovran HHF II, Iskalo Office Holdings, LLC, Urban Box, McDonald, Merrick, and 191 III for the three years ended December 31, 2016 are as follows:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Statement of Operations
Other operating income (management fees and acquisition fee income)	$4,891	$4,889	$4,231
General and administrative expenses (corporate office rent)	1,214	1,053	1,023
Equity in income of joint ventures	3,665	3,405	2,086
Distributions from unconsolidated joint ventures	5,207	4,821	3,123
(Advances to) receipts from joint ventures	(294)	(346)	590
Investing activities
Investment in unconsolidated joint ventures	(6,438)	(6,151)	(28,650)

12. SHAREHOLDERS’ EQUITY

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

During 2016, the Company did not issue any shares of common stock under the Equity Program. As of December 31, 2016, the Company had $59.3 million available for issuance under the Equity Program which expires in May 2017.

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

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 133,666 and 151,246 shares under the plan in 2016 and 2015, respectively.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage Inc. operations for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$99,124	$107,005	$127,801	$128,678
Net income (loss)	28,230	43,504	(4,969)	18,191
Net income (loss) attributable to common shareholders	28,339	43,456	(4,738)	18,168
Net income (loss) per share attributable to common shareholders
Basic	$0.74	$1.04	$(0.10)	$0.39
Diluted	$0.73	$1.03	$(0.10)	$0.39

	2015 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$85,408	$90,726	$95,428	$95,040
Net income	22,557	28,676	31,661	30,183
Net income attributable to common shareholders	22,451	28,532	31,504	30,037
Net income per share attributable to common shareholders
Basic	$0.65	$0.81	$0.88	$0.83
Diluted	$0.65	$0.80	$0.88	$0.83

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$99,124	$107,005	$127,801	$128,678
Net income (loss)	28,230	43,504	(4,969)	18,191
Net income (loss) attributable to common unitholders	28,339	43,456	(4,738)	18,168
Net income (loss) per unit attributable to common unitholders
Basic	$0.74	$1.04	$(0.10)	$0.39
Diluted	$0.73	$1.03	$(0.10)	$0.39

	2015 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$85,408	$90,726	$95,428	$95,040
Net income	22,557	28,676	31,661	30,183
Net income attributable to common unitholders	22,451	28,532	31,504	30,037
Net income per unit attributable to common unitholders
Basic	$0.65	$0.81	$0.88	$0.83
Diluted	$0.65	$0.80	$0.88	$0.83

See note 4 for a discussion of property acquisitions made during 2016 and the depreciation resulting from the change in estimated useful lives of Uncle Bob’s Self Storage® signage. See note 6 for financing transactions entered into in 2016.

14. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

Future minimum lease payments on a building lease and the lease of the Company’s headquarters are as follows (dollars in thousands):

Year ending December 31:
2017	$2,432
2018	2,332
2019	2,227
2020	2,278
2021	2,288
Thereafter	13,431

Total	$24,988

At December 31, 2016, the Company was under contract to acquire five self-storage facilities for cash consideration of approximately $67.0 million. One of the properties was acquired in February 2017 from an unrelated party for $9.8 million. The Company has not yet determined the assignment of the purchase price of this facility to the individual assets acquired. This acquisition was funded with a draw on the Company’s revolving line of credit. The following is a summary of the properties under contract at December 31, 2016 (dollars in thousands).

State	No. of Properties	Contract Amount	Acquisition Date
Illinois*	1	$9,800	Feb. 2017
North Carolina*	1	12,425
Texas*	3	44,800

	5	$67,025

*	Properties purchased or expected to be purchased upon completion of construction.

The purchase of the remaining facilities by the Company is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At December 31, 2016, 191 III was under contract to acquire five self-storage facilities for cash consideration of $109.5 million. Four of these facilities were acquired by 191 III in January 2017. The Company’s cash contribution to 191 III for the purchase of the four facilities was approximately $15.0 million. 191 III is under contract to purchase the remaining facility for $32.3 million of which the company is committed to contribute $6.5 million. The purchase of this remaining facility by 191 III is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At December 31, 2016, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $11.6 million under these contracts in 2017.

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

15. SUBSEQUENT EVENTS

On January 4, 2017, the Company declared a quarterly dividend of $0.95 per common share. The dividend was paid on January 26, 2017 to shareholders of record on January 17, 2017. The total dividend paid amounted to $44.1 million.

In January 2017, the Company executed a joint venture agreement, Review Avenue Partners, LLC (“RAP”), with an unrelated third party. The Company holds a 40% interest in RAP and contributed $12.4 million of common capital to RAP on January 4, 2017. RAP is currently operating a self-storage property in New York and has entered into a non-recourse mortgage loan to finance a portion of the cost of the facility. The Company will perform property management services for RAP in exchange for a management fee based on property revenues.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2016. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2016.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “REIT”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The REIT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The REIT’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the REIT; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the REIT are being made only in accordance with authorizations of management and directors of the REIT; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the REIT’s assets that could have a material effect on the financial statements.

The REIT’s management performed an assessment of the effectiveness of the REIT’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the REIT’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the REIT’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Life Storage, Inc.

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Life Storage, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Storage, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Storage, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Life Storage, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2017

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2016. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2016.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

The Partnership’s management performed an assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Partnership’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive	Officer Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Life Storage LP

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Life Storage LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Life Storage LP Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Life Storage LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Life Storage LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016 of Life Storage LP and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2017

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Parent Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (“2017 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1.	The following consolidated financial statements of Life Storage, Inc. are included in Item 8.

	(i)	Consolidated Balance Sheets as of December 31, 2016 and 2015.

	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2016, 2015, and 2014.

	(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2016, 2015, and 2014.

	(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014.

	(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2016, 2015, and 2014 and

	(vi)	Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

	(i)	Consolidated Balance Sheets as of December 31, 2016 and 2015.

	(ii)	Consolidated Statements of Operations for Years Ended December 31, 2016, 2015, and 2014.

	(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2016, 2015, and 2014.

	(iv)	Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2016, 2015, and 2014.

	(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2016, 2015, and 2014 and

	(vi)	Notes to Consolidated Financial Statements.

2.

The following financial statement Schedule as of the period ended December 31, 2016 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2016.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1	Amended and Restated Articles of Incorporation of the Parent Company (incorporated by reference to Exhibit 3.1 (a) to the Parent Company’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

3.2	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Parent Company classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Parent Company’s Form 8-A filed December 3, 1996).

3.3	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Parent Company classifying and designating the 9.85% Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 1.6 to the Parent Company’s Form 8-A filed July 29, 1999).

3.4	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Parent Company classifying and designating the 8.375% Series C Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 4.1 to the Parent Company’s Current Report on Form 8-K filed July 12, 2002).

3.5	Articles Supplementary to the Amended and Restated Articles of Incorporation of the Parent Company reclassifying shares of Series B Cumulative Redeemable Preferred Stock into Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Parent Company’s Current Report on Form 8-K filed May 31, 2011).

3.6	Articles of Amendment of the Parent Company (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.7	Bylaws, as amended, of the Parent Company (incorporated by reference to Exhibit 3.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.8	Amended and Restated Certificate of Limited Partnership (incorporated by reference to Exhibit 3.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.9	Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

3.10	Amendments to the Agreement of Limited Partnership of the Operating Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to the Parent Company’s Annual Report on Form 10-K filed February 27, 2009).

3.11	Amendment to Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.4 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Parent Company’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995).

4.2	Base Indenture, dated as of June 20, 2016, among the Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed June 20, 2016).

4.3	First Supplemental Indenture, dated as of June 20, 2016, among the Parent Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed June 20, 2016).

4.4	Form of Note representing the Notes (incorporated by reference to Exhibit 4.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed June 20, 2016).

4.5	Form of Guarantee (included in Exhibit 4.4).

10.1*+	2015 Award and Option Plan, as amended.

10.2+	2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Parent Company’s Report on Form 10-K filed February 28, 2012).

10.3+	Employment Agreement between the Parent Company, the Operating Partnership, and Robert J. Attea (incorporated by reference to Exhibit 10.3 to the Parent Company’s Annual Report on Form 10-K filed February 27, 2009).

10.4+	Amendment to Employment Agreement between the Parent Company, the Operating Partnership and Robert J. Attea (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed January 21, 2015).

10.5*+	Amendment to Employment Agreement between the Parent Company, the Operating Partnership and Robert J Attea.

10.6+	Employment Agreement between the Parent Company, the Operating Partnership, and Kenneth F. Myszka (incorporated by reference to Exhibit 10.4 to the Parent Company’s Annual Report on Form 10-K filed February 27, 2009).

10.7+	Amendment to Employment Agreement between the Parent Company, the Operating Partnership, and Kenneth F. Myszka (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed January 21, 2015).

10.8*+	Amendment to Employment Agreement between the Parent Company, the Operating Partnership and Kenneth J. Myszka.

10.9+	Employment Agreement between the Parent Company, the Operating Partnership, and David L. Rogers (incorporated by reference to Exhibit 10.5 to the Parent Company’s Annual Report on Form 10-K filed February 27, 2009).

10.10+	Amendment to Employment Agreement between the Parent Company, the Operating Partnership and David L. Rogers (incorporated by reference to Exhibit 10.3 to the Parent Company’s Current Report on Form 8-K filed January 21, 2015).

10.11*+	Amendment to Employment Agreement between the Parent Company, the Operating Partnership and David L. Rogers.

10.12+	Form of restricted stock grant pursuant to the 2005 Award and Option Plan (incorporated by reference to Exhibit 10.6 to the Parent Company’s Report on Form 10-K filed February 28, 2012).

10.13+	Form of stock option grant pursuant to 2005 Award and Option Plan (incorporated by reference to Exhibit 10.7 to the Parent Company’s Report on Form 10-K filed February 28, 2012).

10.14+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to the 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed December 19, 2013).

10.15+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to the 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed December 19, 2013).

10.16+	Deferred Compensation Plan for Directors (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 8, 2015).

10.17	Amended Indemnification Agreements with members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.35 and 10.36 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006, SEC File Number 001-13820, Film Number 06971617).

10.18	Sixth Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 10, 2014 among the Parent Company, the Operating Partnership, Wells Fargo Bank, National Association, Manufacturers and Traders Trust Company and certain other lenders a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, HSBC Bank USA, National Association, PNC Bank, National Association, and SunTrust Bank as co-documentation agents, for themselves and the other Lenders (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed December 15, 2014).

10.19	Agreement Regarding Revolving Credit Commitment Increases and First Amendment to Credit Agreement dated January 4, 2016 among the Parent Company, the Operating Partnership, Manufacturers & Traders Trust Company, as Administrative Agent, and various other financial institutions (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed January 4, 2016).

10.20	Note Purchase Agreement dated as of August 5, 2011 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed August 8, 2011).

10.21	Note Purchase Agreement dated as of April 8, 2014 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $175 million, 4.533% Senior Guaranteed Notes, Series E due April 8, 2024 (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed April 9, 2014).

10.22	Amendment No. 2 to Note Purchase Agreement (2011) dated June 29, 2016 by and among the Parent Company, and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.23	Amendment No. 2 to Note Purchase Agreement (2014) dated June 29, 2016 by and among the Parent Company and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.24	Note Purchase Agreement dated as of July 21, 2016 among the Parent Company and the Operating Partnership and the institutions named in Schedule A thereto as purchasers (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 26, 2016).

10.25	Equity Distribution Agreement dated as of May 12, 2014 by and among the Parent Company, the Operating Partnership, Sovran Holdings, Inc. (n/k/a Life Storage Holdings, Inc.) and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 1.1 to the Parent Company’s Current Report on Form 8-K filed May 12, 2014).

10.26	Equity Distribution Agreement dated as of May 12, 2014 by and among the Parent Company, the Operating Partnership, Sovran Holdings, Inc. (n/k/a Life Storage Holdings, Inc.), and Jefferies LLC, as agent (incorporated by reference to Exhibit 1.2 to the Parent Company’s Current Report on Form 8-K filed May 12, 2014).

10.27	Equity Distribution Agreement dated as of May 12, 2014 by and among the Parent Company, the Operating Partnership, Sovran Holdings, Inc. (n/k/a Life Storage Holdings, Inc.), and SunTrust Robinson Humphrey, as agent (incorporated by reference to Exhibit 1.3 to the Parent Company’s Current Report on Form 8-K filed May 12, 2014).

10.28	Equity Distribution Agreement dated as of May 12, 2014 by and among the Parent Company, the Operating Partnership, Sovran Holdings, Inc. (n/k/a Life Storage Holdings, Inc.), and Piper Jaffray & Co., as agent (incorporated by reference to Exhibit 1.4 to the Parent Company’s Current Report on Form 8-K filed May 12, 2014).

10.29	Equity Distribution Agreement dated as of May 12, 2014 by and among the Parent Company, the Operating Partnership, Sovran Holdings, Inc. (n/k/a Life Storage Holdings, Inc.), and HSBC Securities (USA) Inc., as agent (incorporated by reference to Exhibit 1.5 to the Parent Company’s Current Report on Form 8-K filed May 12, 2014).

10.30	Equity Distribution Agreement dated as of May 12, 2014 by and among the Parent Company, the Operating Partnership, Sovran Holdings, Inc. (n/k/a Life Storage Holdings, Inc.), and BB&T Capital Markets, a division of BB&T Securities, LLC, as agent (incorporated by reference to Exhibit 1.6 to the Parent Company’s Current Report on Form 8-K filed May 12, 2014).

10.31+	2009 Outside Directors Stock Option and Award Plan, as amended (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed April 6, 2016).

10.32+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed April 6, 2016).

10.33+	Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed February 21, 2012).

10.34+	Employment Agreement between the Parent Company, the Operating Partnership and Andrew Gregoire amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed February 14, 2012).

10.35+	Employment Agreement between the Parent Company, the Operating Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed February 14, 2012).

10.36+	Employment Agreement between the Parent Company, the Operating Partnership and Edward Killeen amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Parent Company’s Current Report on Form 8-K filed February 14, 2012).

10.37	Indemnification Agreement dated July 16, 2012 between the Parent Company, the Operating Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed July 17, 2012).

10.38	Indemnification Agreement dated January 30, 2015 between the Parent Company, the Operating Partnership and Arthur L. Havener, Jr., a director of the Parent Company (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed February 3, 2015).

10.39	Indemnification Agreement dated January 30, 2015 between the Parent Company, the Operating Partnership and Mark G. Barberio, a director of the Parent Company (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed February 3, 2015).

10.40+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to 2005 Award and Option Plan (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed December 29, 2014).

10.41+	Form of Performance-Based Vesting Restricted Stock Award Notice pursuant to 2005 Award and Option Plan (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed December 29, 2014).

10.42+	Form of Long Term Incentive Restricted Stock Award Notice pursuant to 2015 Award and Option Plan (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed December 22, 2015).

10.43+	Form of Performance-Based Award Notice pursuant to 2015 Award and Option Plan (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed December 22, 2015).

10.44	Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.45	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.46	Agreement and Plan of Merger, by and among Life Storage, L.P., the Operating Partnership, Solar Lunar Sub, LLC, and Fortis Advisors LLC, as Sellers’ Representative dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to the Parent Company’s Current Report on Form 8-K filed May 19, 2016).

12.1*	Statement Re: Computation of Earnings to Fixed Charges of Life Storage, Inc. and Life Storage LP

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3*	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4*	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2016 and 2015;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2016, 2015, and 2014;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2016, 2015, and 2014.

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2016, 2015, and 2014;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2016, 2015, and 2014; and

(vi)   Notes to Consolidated Financial Statements

The following financial statements from the Life Storage LP.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2016 and 2015;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2016, 2015, and 2014;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2016, 2015, and 2014.

(iv)   Consolidated Statements of Partners’ Capital for Years Ended December 31, 2016, 2015, and 2014;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2016, 2015, and 2014; and

(vi) Notes to Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2017	LIFE STORAGE, INC.

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

February 27, 2017		LIFE STORAGE LP

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea Robert J. Attea	Executive Chairman and Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP	February 27, 2017

/s/ Kenneth F. Myszka Kenneth F. Myszka	President and Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP	February 27, 2017

/s/ David L. Rogers David L. Rogers	Chief Executive Officer (Principal Executive Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP	February 27, 2017

/s/ Andrew J. Gregoire Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP	February 27, 2017

/s/ Charles E. Lannon Charles E. Lannon	Director of Life Storage, Inc.	February 27, 2017

/s/ Stephen R. Rusmisel Stephen R. Rusmisel	Director of Life Storage, Inc.	February 27, 2017

/s/ Arthur L. Havener, Jr. Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 27, 2017

/s/ Mark. G. Barberio Mark G. Barberio	Director of Life Storage, Inc.	February 27, 2017

Life Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2016

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Charleston	SC		$416	$1,516	$2,350	$416	$3,866	$4,282	$1,585	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,696	397	3,120	3,517	1,293	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,508	747	4,171	4,918	1,256	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,531	239	3,641	3,880	1,329	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,808	1,036	5,132	6,168	1,403	1987	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	1,063	779	2,180	2,959	1,211	1985	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,287	483	4,039	4,522	1,799	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	1,080	224	1,888	2,112	940	1988	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	3,477	497	4,934	5,431	1,946	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	661	395	2,065	2,460	1,120	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,898	687	4,091	4,778	1,119	1985	6/26/1995	5 to 40 years
Columbia	SC		268	1,248	777	268	2,025	2,293	1,020	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	854	363	2,533	2,896	1,282	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,323	234	3,166	3,400	862	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	874	680	2,490	3,170	1,199	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,937	1,445	5,639	7,084	2,298	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	3,209	444	4,822	5,266	1,719	1986	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,446	649	3,775	4,424	1,806	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	3,971	387	5,373	5,760	1,452	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	972	844	2,993	3,837	1,515	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	684	303	1,786	2,089	899	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,039	517	4,582	5,099	1,307	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	861	321	2,011	2,332	1,029	1985	6/26/1995	5 to 40 years
Columbia	SC		361	1,331	924	374	2,242	2,616	1,168	1987	6/26/1995	5 to 40 years
Columbia	SC		189	719	1,192	189	1,911	2,100	975	1989	6/26/1995	5 to 40 years
Columbia	SC		488	1,188	2,097	488	3,285	3,773	1,169	1986	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,323	602	3,730	4,332	1,511	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	813	513	2,743	3,256	1,483	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	572	194	1,484	1,678	776	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,233	1,503	4,852	6,355	2,253	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	502	398	1,537	1,935	851	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	574	424	1,588	2,012	861	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,253	483	2,419	2,902	1,102	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	794	308	1,910	2,218	1,022	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	856	174	1,638	1,812	824	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	808	413	1,807	2,220	1,032	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,473	306	1,876	2,182	840	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	2,978	479	4,720	5,199	1,904	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	2,026	883	4,130	5,013	2,007	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,016	316	2,487	2,803	1,293	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,649	651	4,592	5,243	2,472	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,383	715	3,078	3,793	1,461	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	2,820	619	3,623	4,242	1,526	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,836	1,376	6,055	7,431	2,919	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	658	244	1,559	1,803	871	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,483	1,591	4,792	6,383	1,518	1986	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,486	612	3,969	4,581	1,205	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,231	256	3,475	3,731	1,501	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,657	313	4,119	4,432	1,485	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,411	1,142	8,409	9,551	3,218	1989/93/95	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,922	385	3,259	3,644	1,430	1990	6/26/1995	5 to 40 years
Birmingham	AL		730	1,725	2,981	730	4,706	5,436	1,544	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,415	863	3,456	4,319	1,630	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,368	326	2,883	3,209	1,182	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,194	369	4,552	4,921	1,901	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,819	720	3,471	4,191	1,205	1990	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Pensacola	FL		226	1,046	784	226	1,830	2,056	996	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,160	1,088	3,757	4,845	2,121	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,545	526	3,503	4,029	1,660	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	900	672	3,339	4,011	1,757	1988	6/26/1995	5 to 40 years
Jackson	MS		343	1,580	2,612	796	3,739	4,535	1,475	1990	6/26/1995	5 to 40 years
Jackson	MS		209	964	870	209	1,834	2,043	978	1990	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,081	486	3,208	3,694	1,185	1984	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,104	443	2,706	3,149	1,383	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	2,155	1,162	4,909	6,071	2,173	1986	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,512	472	3,222	3,694	1,534	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	553	206	1,464	1,670	813	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	763	413	2,465	2,878	1,420	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	711	360	2,352	2,712	1,308	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	3,872	692	6,031	6,723	2,068	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,422	442	3,014	3,456	1,408	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,094	353	2,393	2,746	1,042	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	983	245	1,833	2,078	893	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	772	766	2,572	3,338	1,324	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	454	442	2,221	2,663	1,146	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,284	408	2,946	3,354	1,416	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	431	328	1,755	2,083	922	1986	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,518	436	3,277	3,713	1,499	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,453	289	3,614	3,903	362	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,476	433	2,336	2,769	1,001	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	667	345	1,929	2,274	891	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,864	383	3,594	3,977	875	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,643	671	4,012	4,683	1,771	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,291	359	2,578	2,937	1,318	1988	6/26/1996	5 to 40 years
Boston—Springfield	MA		251	917	2,530	297	3,401	3,698	1,567	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	654	310	1,942	2,252	996	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	977	688	2,834	3,522	894	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	798	777	3,568	4,345	1,758	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,366	568	3,394	3,962	1,713	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	920	436	2,555	2,991	1,255	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	603	538	2,633	3,171	1,422	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	683	487	2,437	2,924	1,198	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	508	315	1,639	1,954	845	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,296	314	2,409	2,723	1,155	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	2,851	707	5,344	6,051	1,987	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,574	693	4,623	5,316	1,745	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,405	751	7,081	7,832	2,404	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,332	725	4,918	5,643	2,152	1978	1/10/1997	5 to 40 years
Cleveland	OH		637	2,918	2,052	701	4,906	5,607	2,610	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	1,386	495	3,167	3,662	1,480	1979	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,734	761	4,448	5,209	2,201	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	2,934	418	4,855	5,273	1,959	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,523	606	3,687	4,293	1,614	1982	1/10/1997	5 to 40 years
San Antonio	TX		474	1,686	688	504	2,344	2,848	1,049	1981	1/30/1997	5 to 40 years
San Antonio	TX		346	1,236	576	346	1,812	2,158	865	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,101	432	3,661	4,093	1,632	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	4,380	634	6,945	7,579	1,940	1993/95	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	570	566	2,849	3,415	1,400	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	707	293	2,064	2,357	947	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,720	260	5,763	6,023	1,491	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,467	616	3,300	3,916	948	1984	3/31/1997	5 to 40 years
Delray	FL		491	1,756	778	491	2,534	3,025	1,321	1969	4/11/1997	5 to 40 years
Savannah	GA		296	1,196	590	296	1,786	2,082	875	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	795	921	4,077	4,998	2,021	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,302	304	3,513	3,817	1,438	1989	6/4/1997	5 to 40 years
Dallas-Fort Worth	TX		965	3,864	1,728	943	5,614	6,557	2,652	1977	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	720	1,033	4,473	5,506	2,186	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	642	825	3,374	4,199	1,641	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	496	735	3,925	4,660	1,962	1995	8/21/1997	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Greensboro-Hilltop	NC		268	1,097	859	231	1,993	2,224	814	1995	9/25/1997	5 to 40 years
Greensboro-StgCch	NC		89	376	1,854	89	2,230	2,319	941	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,161	421	2,967	3,388	1,382	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	504	282	1,807	2,089	894	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	731	637	3,279	3,916	1,626	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	979	709	4,214	4,923	2,041	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	1,038	843	4,432	5,275	2,047	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	527	542	2,737	3,279	1,304	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,289	620	3,821	4,441	1,727	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	508	540	2,719	3,259	1,300	1991	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	990	1,243	6,009	7,252	2,862	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,120	694	2,655	3,349	813	1988	2/9/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	964	397	2,798	3,195	1,241	1993	2/10/1998	5 to 40 years
Titusville	FL		492	1,990	1,282	688	3,076	3,764	953	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	1,676	733	4,617	5,350	2,186	1979	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,243	702	7,064	7,766	2,310	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	623	384	1,994	2,378	1,018	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,358	414	3,438	3,852	1,293	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,834	464	2,969	3,433	1,061	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,311	544	3,253	3,797	1,555	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	649	742	3,626	4,368	1,679	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	940	775	4,043	4,818	1,904	1988/91	4/9/1998	5 to 40 years
Raleigh-Durham	NC		940	3,763	979	940	4,742	5,682	2,235	1990/96	4/9/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,393	569	3,210	3,779	1,454	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,765	633	4,473	5,106	1,561	1986	4/22/1998	5 to 40 years
Jackson	MS		744	3,021	288	744	3,309	4,053	1,575	1995	5/13/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,064	419	5,588	6,007	1,613	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,704	662	6,358	7,020	1,558	1985	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,768	584	3,486	4,070	1,136	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,587	740	4,084	4,824	1,523	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	371	635	2,673	3,308	1,200	1997	6/19/1998	5 to 40 years
Dallas-Fort Worth	TX		548	1,988	423	548	2,411	2,959	1,097	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,204	324	3,697	4,021	1,345	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,631	510	4,608	5,118	1,509	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	724	481	2,678	3,159	1,184	1996	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	700	1,208	5,554	6,762	2,620	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	795	944	4,598	5,542	2,182	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	592	903	4,235	5,138	1,978	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	-1,853	851	4,858	5,709	2,298	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	642	840	4,015	4,855	1,913	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	850	550	2,848	3,398	1,199	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,761	670	4,168	4,838	1,690	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,462	390	3,032	3,422	1,136	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	765	460	2,407	2,867	1,151	1984	12/1/1998	5 to 40 years
Houston-Katy	TX		507	2,058	1,812	507	3,870	4,377	1,455	1993	12/15/1998	5 to 40 years
Providence	RI		447	1,776	1,023	447	2,799	3,246	1,268	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,288	556	3,239	3,795	1,606	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	1,320	708	4,180	4,888	1,591	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	954	314	2,049	2,363	1,055	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,674	188	2,326	2,514	1,073	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	1,136	963	5,032	5,995	2,108	1994	2/17/1999	5 to 40 years
Phoenix-Gilbert	AZ		651	2,600	1,313	772	3,792	4,564	1,600	1995	5/18/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	769	565	3,365	3,930	1,472	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,586	733	3,492	4,225	1,173	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	740	339	2,086	2,425	882	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,143	291	2,169	2,460	835	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	594	354	1,999	2,353	911	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	1,095	453	2,705	3,158	1,211	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,618	872	7,094	7,966	2,354	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	955	849	4,356	5,205	1,932	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,024	410	3,650	4,060	1,435	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,014	667	3,387	4,054	1,514	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	853	335	2,374	2,709	921	1985	11/9/1999	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
NY Metro-Middletown	NY		276	1,312	1,314	276	2,626	2,902	1,010	1998	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,055	633	3,628	4,261	1,458	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	476	633	3,093	3,726	1,351	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	842	384	2,264	2,648	897	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	2,066	332	3,047	3,379	906	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,754	1,981	8,409	10,390	2,108	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,579	966	6,427	7,393	1,271	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	900	841	4,184	5,025	1,300	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	750	902	3,884	4,786	1,254	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	743	1,104	4,411	5,515	1,743	1986	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	827	1,091	4,409	5,500	1,675	1984	12/1/2001	5 to 40 years
Columbia	SC		883	3,139	1,473	942	4,553	5,495	1,624	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	1,155	589	3,088	3,677	1,192	1984	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	511	570	2,389	2,959	908	1988	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,370	1,004	6,954	7,958	2,292	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	611	714	3,627	4,341	1,363	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,194	327	2,364	2,691	774	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	822	784	3,728	4,512	1,379	1984	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		394	1,595	499	421	2,067	2,488	763	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	3,979	618	5,287	5,905	1,185	1980	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	702	919	4,398	5,317	1,562	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	463	612	2,931	3,543	1,053	1999	6/19/2002	5 to 40 years
Houston-League City	TX		689	3,159	795	689	3,954	4,643	1,336	1994/97	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,190	1,119	5,174	6,293	1,696	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	327	407	1,977	2,384	723	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	499	817	3,786	4,603	1,418	1996	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	830	2,207	9,696	11,903	3,497	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	608	1,131	5,172	6,303	1,823	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	447	635	3,365	4,000	1,193	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	543	1,251	6,287	7,538	2,198	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	258	1,039	4,459	5,498	1,517	1995/99	8/26/2003	5 to 40 years
Dallas-Fort Worth	TX		827	3,776	509	827	4,285	5,112	1,422	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	595	2,713	11,608	14,321	3,920	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,876	773	5,046	5,819	1,590	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	435	1,195	5,312	6,507	1,664	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	512	1,103	5,062	6,165	1,684	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,910	1,061	7,337	8,398	2,191	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,046	388	2,686	3,074	801	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	315	1,720	7,301	9,021	2,366	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,576	1,566	7,921	9,487	2,176	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,845	1,365	7,414	8,779	2,388	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	880	1,976	6,808	8,784	2,181	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	252	1,131	4,861	5,992	1,492	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,273	527	5,394	5,921	1,014	1988/02	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	368	612	2,869	3,481	859	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	289	1,612	6,874	8,486	2,166	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	389	1,906	8,115	10,021	2,450	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	363	1,215	5,311	6,526	1,592	1997/99	6/6/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	1,668	470	3,570	4,040	1,008	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	-320	491	1,909	2,400	638	2003	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	549	556	2,814	3,370	866	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	259	754	3,324	4,078	1,028	2003	7/12/2005	5 to 40 years
Houston-Pinehurst	TX		484	1,977	1,544	484	3,521	4,005	957	2002/04	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	580	811	3,977	4,788	1,224	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,568	719	5,495	6,214	1,291	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,288	982	5,466	6,448	773	2001	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	287	596	2,698	3,294	735	2002	1/10/2006	5 to 40 years
Houston-Cypress	TX		721	2,994	2,318	721	5,312	6,033	1,303	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	228	937	4,007	4,944	1,151	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,831	707	5,764	6,471	1,506	2000	3/9/2006	5 to 40 years
Lafayette	LA		411	1,621	281	411	1,902	2,313	592	1997	4/13/2006	5 to 40 years
Lafayette	LA		463	1,831	208	463	2,039	2,502	616	2001/04	4/13/2006	5 to 40 years
Lafayette	LA		601	2,406	1,442	601	3,848	4,449	1,071	2002	4/13/2006	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Lafayette	LA		542	1,319	2,210	542	3,529	4,071	920	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	185	832	3,453	4,285	977	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	376	1,270	5,413	6,683	1,502	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	339	929	4,015	4,944	1,078	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	240	696	2,979	3,675	836	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	316	1,220	5,121	6,341	1,432	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	378	1,113	4,737	5,850	1,322	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,504	766	4,544	5,310	1,009	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	206	828	3,496	4,324	979	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,503	734	5,370	6,104	1,139	1980/01	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	324	899	3,920	4,819	1,078	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	473	890	4,025	4,915	1,091	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	225	697	2,936	3,633	809	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	475	1,256	5,421	6,677	1,446	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	197	605	2,631	3,236	698	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	219	607	2,647	3,254	716	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	98	1,073	4,374	5,447	1,184	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,148	549	3,328	3,877	793	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	136	644	2,678	3,322	734	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	222	963	4,058	5,021	1,122	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	2,012	773	5,072	5,845	1,118	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	365	1,175	4,989	6,164	1,318	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	587	617	3,009	3,626	835	1989	6/29/2006	5 to 40 years
Lafayette	LA		699	2,784	3,809	699	6,593	7,292	1,276	1995/99	8/1/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	169	619	2,640	3,259	726	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,032	1,158	5,671	6,829	1,541	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	599	590	2,960	3,550	776	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	344	694	3,102	3,796	809	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	330	736	3,235	3,971	871	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,383	975	5,237	6,212	1,113	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		0	3,680	324	0	4,004	4,004	1,056	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	321	439	2,066	2,505	575	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,041	813	5,254	6,067	1,283	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	233	930	3,879	4,809	1,016	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	611	1,537	6,629	8,166	1,694	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,492	532	5,611	6,143	908	1993/07	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	702	437	2,496	2,933	600	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	2,939	638	5,470	6,108	853	1997	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	474	348	1,818	2,166	435	1998	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	249	323	1,580	1,903	409	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	1,143	316	3,327	3,643	774	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,637	961	6,464	7,425	1,288	1999	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		375	1,498	649	375	2,147	2,522	505	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	144	1,003	4,146	5,149	1,051	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	431	676	3,116	3,792	814	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,085	1,677	7,353	9,030	1,771	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	454	1,017	4,466	5,483	1,130	1993/07	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,423	5,624	197	1,423	5,821	7,244	1,469	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	365	1,206	5,140	6,346	1,266	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	359	1,216	5,178	6,394	1,331	2000/07	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,345	5,325	120	1,301	5,489	6,790	1,360	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	297	1,164	4,921	6,085	1,233	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	1,575	1,346	7,049	8,395	1,512	2003/06	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	194	1,029	4,374	5,403	1,178	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	242	686	2,974	3,660	775	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	140	1,811	7,292	9,103	1,782	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	82	732	3,097	3,829	822	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	302	1,075	4,635	5,710	1,166	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	253	885	3,839	4,724	945	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	246	742	3,270	4,012	855	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Classic	MS		444	1,799	228	444	2,027	2,471	521	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	139	384	1,687	2,071	405	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	207	437	1,964	2,401	461	2000	12/19/2007	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Jackson-Ridgeland	MS		1,479	5,965	546	1,479	6,511	7,990	1,529	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	240	1,337	5,617	6,954	1,308	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	274	852	3,683	4,535	772	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,729	1,047	8,710	9,757	1,334	2009	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	194	846	4,289	5,135	691	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,216	961	4,918	5,879	667	2008	12/29/2010	5 to 40 years
Raleigh-Durham	NC		574	3,975	244	574	4,219	4,793	661	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	40	513	5,357	5,870	849	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	125	1,129	4,892	6,021	794	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	92	381	3,667	4,048	585	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	103	965	3,458	4,423	555	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	312	796	9,779	10,575	1,388	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	652	885	3,725	4,610	498	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	63	197	2,195	2,392	392	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	84	1,043	8,336	9,379	1,145	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	325	825	4,526	5,351	679	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	121	693	3,673	4,366	545	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	128	1,243	3,234	4,477	499	2000	9/22/2011	5 to 40 years
Austin-Cedar Park	TX		1,559	2,727	91	1,559	2,818	4,377	440	1998	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,478	691	6,913	7,604	801	2000	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	222	1,012	3,534	4,546	512	1998	9/22/2011	5 to 40 years
Houston-W. Little York	TX		575	3,557	185	575	3,742	4,317	586	1998	9/22/2011	5 to 40 years
Houston-Pasadena	TX		705	4,223	206	705	4,429	5,134	651	2000	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	215	1,168	2,530	3,698	391	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	330	2,152	3,357	5,509	528	1993	9/22/2011	5 to 40 years
Houston-W. Sam Houston	TX		402	3,602	259	402	3,861	4,263	542	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	409	1,653	5,356	7,009	741	1984	9/22/2011	5 to 40 years
Houston-Spring	TX		1,474	4,500	31	1,456	4,549	6,005	678	2006	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	143	177	3,366	3,543	493	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	128	1,438	4,711	6,149	680	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	196	272	3,432	3,704	526	2001	9/22/2011	5 to 40 years
Houston-Westheimer Rd	TX		536	2,687	167	536	2,854	3,390	430	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	173	1,478	4,318	5,796	606	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	222	1,315	6,364	7,679	880	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	177	3,189	4,151	7,340	581	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	517	1,049	5,692	6,741	805	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	1,852	2,054	2,138	365	2,054	2,503	4,557	376	1982	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	95	2,848	5,987	8,835	861	2004	9/29/2011	5 to 40 years
Pensacola-Palafox	FL		197	4,281	600	197	4,881	5,078	648	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	123	2,960	12,200	15,160	1,446	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	167	1,932	11,773	13,705	1,372	1996/2004	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	292	1,940	5,172	7,112	621	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	73	911	5,935	6,846	723	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	27	1,560	6,793	8,353	798	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	78	644	5,797	6,441	676	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	76	772	3,958	4,730	490	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	63	739	3,921	4,660	475	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	77	1,384	9,343	10,727	1,058	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	67	856	4,382	5,238	491	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	122	855	3,960	4,815	482	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	96	1,342	4,788	6,130	578	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	219	2,337	5,120	7,457	608	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	207	1,213	3,336	4,549	382	1999/2006	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	160	1,050	6,054	7,104	650	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	162	910	3,818	4,728	418	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	240	2,593	5,269	7,862	548	2005	12/20/2012	5 to 40 years
Chicago-North Western	IL		1,718	6,466	643	1,798	7,029	8,827	695	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	105	395	3,331	3,726	340	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	126	2,373	9,995	12,368	1,010	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	186	1,501	3,961	5,462	422	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	138	515	2,418	2,933	275	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	126	1,234	4,144	5,378	458	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	141	1,555	6,119	7,674	654	2000	12/21/2012	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Austin-Cedar Park	TX		1,246	5,740	155	1,246	5,895	7,141	615	2006	12/27/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	146	774	3,473	4,247	363	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	88	632	2,073	2,705	244	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	320	269	3,446	3,715	336	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	191	337	2,196	2,533	238	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	517	2,122	9,252	11,374	857	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	21	1,506	7,254	8,760	727	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	89	1,096	8,365	9,461	731	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	46	2,224	10,148	12,372	879	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	184	629	5,385	6,014	442	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	99	1,843	6,643	8,486	575	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	709	868	6,015	6,883	490	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	153	1,547	5,379	6,926	449	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	81	1,174	8,897	10,071	674	2004	12/30/2013	5 to 40 years
Piscataway–New Brunswick	NJ		1,639	10,946	83	1,639	11,029	12,668	862	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	199	7,629	12,117	19,746	949	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	504	15,680	18,024	33,704	1,437	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	665	3,999	4,962	8,961	409	1998/2002	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	328	2,235	6,597	8,832	514	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	235	2,146	6,653	8,799	525	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	98	493	5,332	5,825	411	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	538	1,837	6,839	8,676	506	2004/2013	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	178	598	4,967	5,565	355	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	495	2,000	4,244	6,244	316	1997	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	1,587	2,444	7,553	9,997	549	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,778	638	5,296	5,934	336	1998	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	232	2,010	3,776	5,786	303	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	396	508	2,438	2,946	201	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	567	1,989	4,612	6,601	365	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	386	1,538	4,896	6,434	390	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	841	5,161	7,904	13,065	522	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	309	1,741	6,315	8,056	424	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	440	2,263	5,371	7,634	392	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		0	2,292	196	0	2,488	2,488	411	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	548	819	5,282	6,101	368	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	320	1,097	5,938	7,035	425	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	188	626	4,737	5,363	316	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	724	1,512	10,431	11,943	668	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	217	2,958	7,121	10,079	446	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	282	2,349	4,157	6,506	272	2000	9/5/2014	5 to 40 years
San Antonio-Castle Hills	TX		2,658	8,190	415	4,544	6,719	11,263	424	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	181	759	5,789	6,548	366	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	427	5,771	10,802	16,573	652	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	356	6,091	4,997	11,088	297	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	547	4,196	8,921	13,117	510	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	624	889	5,324	6,213	293	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	508	1,599	6,321	7,920	343	2006	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	80	9,747	18,454	28,201	892	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	117	9,642	23,469	33,111	1,139	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	158	5,153	27,559	32,712	1,392	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	94	4,931	20,509	25,440	994	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	84	2,579	4,150	6,729	204	1986	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	372	1,719	7,343	9,062	344	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	158	1,793	4,540	6,333	234	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	224	3,864	5,001	8,865	226	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	67	2,118	6,568	8,686	312	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	324	1,169	4,733	5,902	204	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy	FL		4,957	6,045	201	4,957	6,246	11,203	293	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	134	3,372	4,340	7,712	216	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	212	2,687	5,224	7,911	250	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	159	852	7,211	8,063	302	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	79	2,110	8,261	10,371	379	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	109	2,711	3,904	6,615	171	2000	8/25/2015	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Syracuse - Cicero	NY		668	1,957	80	668	2,037	2,705	82	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	85	473	5,453	5,926	210	2005/2011	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	45	834	1,750	2,584	64	2000	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	805	718	3,782	4,500	150	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	169	7,604	9,255	16,859	322	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	219	2,511	6,366	8,877	253	1999	9/1/2015	5 to 40 years
Columbia VI	SC		3,640	3,452	64	3,640	3,516	7,156	153	2004/2008	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	89	3,084	3,281	6,365	127	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	97	1,926	4,595	6,521	150	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	241	882	5,997	6,879	150	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	51	2,567	2,889	5,456	77	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	109	4,884	10,123	15,007	116	2001/2006	1/6/2016	5 to 40 years
Los Angeles – Commercial	CA		6,512	12,352	327	6,512	12,679	19,191	319	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	220	3,998	13,767	17,765	323	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	107	4,636	14,933	19,569	347	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	333	13,274	10,752	24,026	267	2004/2014	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	29	1,713	2,738	4,451	67	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	36	1,615	3,369	4,984	95	2003	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	23	2,445	6,318	8,763	160	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	38	3,078	2,899	5,977	70	2000	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	46	4,430	26,086	30,516	606	1985/1999	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	71	4,880	6,413	11,293	182	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	140	6,191	5,228	11,419	128	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	62	8,097	7,109	15,206	174	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		5,508	6,462	61	5,508	6,523	12,031	156	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	40	988	8,264	9,252	201	2015	2/1/2016	5 to 40 years
Miami	FL		2,294	8,980	131	2,294	9,111	11,405	222	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	78	1,768	3,957	5,725	98	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	85	4,528	8,000	12,528	175	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	372	17,976	25,517	43,493	491	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		0	6,318	211	0	6,529	6,529	264	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	80	4,671	13,988	18,659	269	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	186	6,728	10,526	17,254	210	2005	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	402	17,445	19,241	36,686	370	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	181	3,618	5,467	9,085	104	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	74	2,524	5,692	8,216	109	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	4,207	2,373	5,089	161	2,373	5,250	7,623	87	1991/1944	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	75	3,337	13,187	16,524	226	2013	4/26/2016	5 to 40 years
Pt. St. Lucie	FL	4,002	4,140	7,176	232	4,140	7,408	11,548	161	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	122	2,333	8,424	10,757	149	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	106	499	5,304	5,803	80	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	240	215	2,563	2,778	38	2006	5/19/2016	5 to 40 years
Austin - S. Congress	TX		1,030	8,163	83	1,030	8,246	9,276	106	1984	7/15/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	53	1,210	14,886	16,096	189	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	46	930	12,315	13,245	159	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	111	3,070	20,893	23,963	282	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	44	830	6,173	7,003	80	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	54	1,530	10,701	12,231	145	2001/2015	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	49	750	9,287	10,037	120	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	26	1,430	14,984	16,414	193	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	14	350	4,724	5,074	61	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	85	2,770	25,197	27,967	319	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	40	1,190	19,199	20,389	241	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	58	1,720	10,686	12,406	134	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	126	3,670	26,786	30,456	338	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	49	1,090	20,082	21,172	257	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	40	1,610	14,954	16,564	189	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	74	3,770	20,064	23,834	262	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	33	1,340	11,914	13,254	153	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	24	1,670	10,835	12,505	136	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	20	670	18,749	19,419	236	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	71	1,130	12,655	13,785	162	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.,	IL		5,600	12,721	24	5,600	12,745	18,345	162	2006	7/15/2016	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Chicago - Matteson	IL		1,590	12,053	32	1,590	12,085	13,675	161	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	45	1,050	5,005	6,055	68	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	80	1,780	9,008	10,788	113	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	47	600	15,621	16,221	197	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	195	3,230	18,818	22,048	243	2008	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	65	1,890	9,460	11,350	123	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	62	2,620	11,995	14,615	160	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	35	1,100	10,122	11,222	130	2015	7/15/2016	5 to 40 years
Chicago - La Grange	IL		960	13,019	28	960	13,047	14,007	167	2015	7/15/2016	5 to 40 years
Chicago - Glenview	IL		3,210	8,519	35	3,210	8,554	11,764	114	2014/2015	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	43	630	10,325	10,955	136	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	44	790	12,829	13,619	164	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	34	1,370	10,200	11,570	130	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	32	620	8,803	9,423	113	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	64	4,030	8,093	12,123	104	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	28	3,690	12,102	15,792	158	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	30	2,650	15,334	17,984	201	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	34	11,540	15,605	27,145	204	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	42	2,670	5,665	8,335	75	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	96	2,760	8,384	11,144	110	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	96	8,080	10,210	18,290	132	2008	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	65	1,960	9,650	11,610	125	1972	7/15/2016	5 to 40 years
Houston - FM 529	TX		680	3,951	48	680	3,999	4,679	53	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	44	1,260	2,426	3,686	35	1994	7/15/2016	5 to 40 years
Jackson - Flowood	MS		680	20,066	36	680	20,102	20,782	260	2000	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	16	1,020	25,168	26,188	320	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	15	2,510	11,837	14,347	151	2005	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	3	590	16,841	17,431	212	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	86	350	7,063	7,413	91	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	15	1,470	11,062	12,532	144	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	20	390	7,062	7,452	91	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	51	1,340	5,192	6,532	83	2004	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	21	1,420	10,316	11,736	138	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	15	1,080	16,451	17,531	209	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	7	790	5,240	6,030	73	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	17	1,470	17,383	18,853	231	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	6	3,050	23,339	26,389	327	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	23	980	13,474	14,454	171	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	19	330	15,670	16,000	199	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	37	570	12,713	13,283	167	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	6	520	10,111	10,631	132	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	13	1,510	9,401	10,911	121	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	61	5,250	32,424	37,674	412	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	134	2,520	18,536	21,056	234	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	69	2,660	16,658	19,318	216	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	3	750	14,723	15,473	189	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	38	640	6,726	7,366	87	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	27	1,230	9,613	10,843	123	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	29	1,080	3,742	4,822	49	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	20	2,280	17,089	19,369	220	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	16	1,200	22,166	23,366	279	2005	7/15/2016	5 to 40 years
Sacramento - Pell	CA		540	8,874	12	540	8,886	9,426	115	2004	7/15/2016	5 to 40 years
Sacramento - Goldenland	CA		2,010	8,944	10	2,010	8,954	10,964	122	2005	7/15/2016	5 to 40 years
Sacramento - Woodland	CA		860	10,569	18	860	10,587	11,447	135	2003	7/15/2016	5 to 40 years
Sacramento - El Camino	CA		1,450	12,239	7	1,450	12,246	13,696	158	2002	7/15/2016	5 to 40 years
Sacramento - Bayou	CA		1,640	21,603	10	1,640	21,613	23,253	277	2005	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,120	24,650	7	2,120	24,657	26,777	318	2003	7/15/2016	5 to 40 years
Sacramento - El Dorado	CA		1,610	24,829	13	1,610	24,842	26,452	319	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	126	1,480	15,821	17,301	207	2007	7/15/2016	5 to 40 years
Salt Lake City - W. Jordan	UT		780	12,301	-88	780	12,213	12,993	154	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	57	1,380	8,514	9,894	108	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	48	990	7,371	8,361	96	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	25	920	7,725	8,645	87	2016	7/29/2016	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
		Encum		Building, Equipment and	Building, Equipment and		Building, Equipment and		Accum.	Date of	Date	in latest income statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is completed
Denver - Westminster	CO		5,062	3,679	172	5,062	3,851	8,913	40	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts	IL		370	8,513	3	370	8,516	8,886	18	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL	2,966	3,268	6,378	23	3,268	6,401	9,669	13	2016	12/20/2016	5 to 40 years
Construction in Progress			0	0	14,524	0	14,524	14,524	0	2015
Corporate Office	NY		0	68	33,969	1,633	32,404	34,037	17,651	2000	5/1/2000	5 to 40 years

		$13,027	$772,601	$2,965,619	$505,088	$786,764	$3,456,544	$4,243,308	$535,704

(dollars in thousands)

	December 31, 2016	December 31, 2015	December 31, 2014
Cost:
Balance at beginning of period	$2,491,702	$2,177,983	$1,864,637
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	1,714,029	278,572	286,691
Improvements, etc.	73,385	42,046	35,097

	1,787,414	320,618	321,788
Deductions during period:
Cost of assets disposed	(35,808)	(6,899)	(8,442)
Impairment write-down	—	—	—
Casualty loss	—	—	—

	(35,808)	(6,899)	(8,442)

Balance at close of period	$4,243,308	$2,491,702	$2,177,983

Accumulated Depreciation:
Balance at beginning of period	$465,195	$411,701	$366,472
Additions during period:
Depreciation expense	87,219	55,101	47,656

	87,219	55,101	47,656
Deductions during period:
Accumulated depreciation of assets disposed	(16,710)	(1,607)	(2,427)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(16,710)	(1,607)	(2,427)

Balance at close of period	$535,704	$465,195	$411,701

The aggregate cost of real estate for U.S. federal income tax purposes is $4,326,173.