Form 10-Q
period 2017-03-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2017-05-04
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Life Storage, Inc.:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

Life Storage LP:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Life Storage, Inc.	☐
Life Storage LP	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Life Storage, Inc.	Yes ☐ No ☒
Life Storage LP	Yes ☐ No ☒

As of April 25, 2017, 46,496,065 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2017. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

The substantive difference between the Parent Company’s filings and the Operating Partnership’s filings is the fact that the Parent Company is a REIT with public equity, while the Operating Partnership is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or capital for the Operating Partnership) section of the consolidated balance sheets and in the Shareholders’ Equity and Partners’ Capital notes to the financial statements. Apart from the different equity treatment, the consolidated financial statements of the Parent Company and the Operating Partnership are nearly identical.

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

This report also includes separate Item 4 - Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350.

Part I.	Financial Information

Item 1.	Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2017 (unaudited)	December 31, 2016
Assets
Investment in storage facilities:
Land	$787,535	$786,764
Building, equipment, and construction in progress	3,479,833	3,456,544

	4,267,368	4,243,308
Less: accumulated depreciation	(553,758)	(535,704)

Investment in storage facilities, net	3,713,610	3,707,604
Cash and cash equivalents	4,819	23,685
Accounts receivable	5,750	5,469
Receivable from unconsolidated joint ventures	1,296	1,223
Investment in unconsolidated joint ventures	89,046	67,300
Prepaid expenses	10,422	6,649
Trade name	16,500	16,500
Other assets	16,190	29,554

Total Assets	$3,857,633	$3,857,984

Liabilities
Line of credit	$299,000	$253,000
Term notes, net	1,387,953	1,387,525
Accounts payable and accrued liabilities	45,787	75,132
Deferred revenue	9,748	9,700
Fair value of interest rate swap agreements	11,585	13,015
Mortgages payable	12,938	13,027

Total Liabilities	1,767,011	1,751,399

Noncontrolling redeemable Operating Partnership Units at redemption value	18,120	18,091

Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,496,065 shares outstanding at March 31, 2017 (46,454,606 at December 31, 2016)	465	464
Additional paid-in capital	2,354,398	2,348,567
Dividends in excess of net income	(262,508)	(239,062)
Accumulated other comprehensive loss	(19,853)	(21,475)

Total Shareholders’ Equity	2,072,502	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—

Total Equity	2,072,502	2,088,494

Total Liabilities and Shareholders’ Equity	$3,857,633	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)	January 1, 2017 to March 31, 2017	January 1, 2016 to March 31, 2016

Revenues
Rental income	$118,594	$91,541
Other operating income	9,726	7,583

Total operating revenues	128,320	99,124

Expenses
Property operations and maintenance	29,796	22,861
Real estate taxes	14,435	10,547
General and administrative	11,436	10,464
Acquisition costs	—	2,384
Depreciation and amortization	37,642	16,425

Total operating expenses	93,309	62,681

Income from operations	35,011	36,443

Other income (expenses)
Interest expense	(15,210)	(9,134)
Interest income	3	6
Equity in income of joint ventures	721	915

Net income	20,525	28,230
Net income attributable to noncontrolling interest in the Operating Partnership	(96)	(130)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	239

Net income attributable to common shareholders	$20,429	$28,339

Earnings per common share attributable to common shareholders – basic	$0.44	$0.74

Earnings per common share attributable to common shareholders – diluted	$0.44	$0.73

Common shares used in basic earnings per share calculation	46,304,568	38,410,817

Common shares used in diluted earnings per share calculation	46,418,891	38,663,138

Dividends declared per common share	$0.95	$0.85

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2017	2016

Net income	$20,525	$28,230
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	1,622	(12,096)

Total comprehensive income	22,147	16,134
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(104)	(75)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	239

Comprehensive income attributable to common shareholders	$22,043	$16,298

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2017 to March 31, 2017	January 1, 2016 to March 31, 2016
Operating Activities
Net income	$20,525	$28,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,642	16,425
Amortization of debt issuance costs and bond discount	832	356
Equity in income of joint ventures	(721)	(915)
Distributions from unconsolidated joint ventures	1,357	1,285
Non-vested stock earned	1,612	1,889
Stock option expense	4	46
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(281)	2,645
Prepaid expenses	(3,883)	(1,789)
(Advances to) receipts from joint ventures	(73)	270
Accounts payable and other liabilities	(29,033)	(10,080)
Deferred revenue	48	(439)

Net cash provided by operating activities	28,029	37,923

Investing Activities
Acquisitions of storage facilities, net of cash acquired	(9,576)	(323,548)
Improvements, equipment additions, and construction in progress	(20,739)	(13,797)
Investment in unconsolidated joint ventures	(22,387)	(2,845)
Property deposit	—	(2,372)

Net cash used in investing activities	(52,702)	(342,562)

Financing Activities
Net proceeds from sale of common stock	4,216	274,298
Proceeds from line of credit	73,000	310,000
Repayments of line of credit	(27,000)	(248,000)
Debt issuance costs	—	(936)
Dividends paid - common stock	(44,113)	(31,204)
Distributions to noncontrolling interest holders	(207)	(144)
Mortgage principal payments	(89)	(34)

Net cash provided by financing activities	5,807	303,980

Net decrease in cash	(18,866)	(659)
Cash at beginning of period	23,685	7,032

Cash at end of period	$4,819	$6,373

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$21,993	$5,689
Cash paid for income taxes, net of refunds	$220	$(47)

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2017 (unaudited)	December 31, 2016
Assets
Investment in storage facilities:
Land	$787,535	$786,764
Building, equipment, and construction in progress	3,479,833	3,456,544

	4,267,368	4,243,308
Less: accumulated depreciation	(553,758)	(535,704)

Investment in storage facilities, net	3,713,610	3,707,604
Cash and cash equivalents	4,819	23,685
Accounts receivable	5,750	5,469
Receivable from unconsolidated joint ventures	1,296	1,223
Investment in unconsolidated joint ventures	89,046	67,300
Prepaid expenses	10,422	6,649
Trade name	16,500	16,500
Other assets	16,190	29,554

Total Assets	$3,857,633	$3,857,984

Liabilities
Line of credit	$299,000	$253,000
Term notes, net	1,387,953	1,387,525
Accounts payable and accrued liabilities	45,787	75,132
Deferred revenue	9,748	9,700
Fair value of interest rate swap agreements	11,585	13,015
Mortgages payable	12,938	13,027

Total Liabilities	1,767,011	1,751,399

Limited partners’ redeemable capital interest at redemption value (217,481 units outstanding at March 31, 2017 and December 31, 2016)	18,120	18,091

Partners’ Capital
General partner (467,135 and 466,721 units outstanding at March 31, 2017 and December 31, 2016, respectively)	20,907	21,065
Limited partners (46,028,930 and 45,987,885 units outstanding at March 31, 2017 and December 31, 2016, respectively)	2,071,448	2,088,904
Accumulated other comprehensive loss	(19,853)	(21,475)

Total Controlling Partners’ Capital	2,072,502	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—

Total Partners’ Capital	2,072,502	2,088,494

Total Liabilities and Partners’ Capital	$3,857,633	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per unit data)	January 1, 2017 to March 31, 2017	January 1, 2016 to March 31, 2016

Revenues
Rental income	$118,594	$91,541
Other operating income	9,726	7,583

Total operating revenues	128,320	99,124

Expenses
Property operations and maintenance	29,796	22,861
Real estate taxes	14,435	10,547
General and administrative	11,436	10,464
Acquisition costs	—	2,384
Depreciation and amortization	37,642	16,425

Total operating expenses	93,309	62,681

Income from operations	35,011	36,443

Other income (expenses)
Interest expense	(15,210)	(9,134)
Interest income	3	6
Equity in income of joint ventures	721	915

Net income	20,525	28,230
Net income attributable to noncontrolling interest in the Operating Partnership	(96)	(130)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	239

Net income attributable to common unitholders	$20,429	$28,339

Earnings per common unit attributable to common unitholders – basic	$0.44	$0.74

Earnings per common unit attributable to common unitholders – diluted	$0.44	$0.73

Common units used in basic earnings per unit calculation	46,304,568	38,410,817

Common units used in diluted earnings per unit calculation	46,418,891	38,663,138

Distributions declared per common unit	$0.95	$0.85

Net income attributable to general partner	$205	$285
Net income attributable to limited partners	20,224	28,054

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(dollars in thousands)	2017	2016

Net income	$20,525	$28,230
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	1,622	(12,096)

Total comprehensive income	22,147	16,134
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(104)	(75)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	239

Comprehensive income attributable to common unitholders	$22,043	$16,298

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	January 1, 2017 to March 31, 2017	January 1, 2016 to March 31, 2016
Operating Activities
Net income	$20,525	$28,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,642	16,425
Amortization of debt issuance costs and bond discount	832	356
Equity in income of joint ventures	(721)	(915)
Distributions from unconsolidated joint ventures	1,357	1,285
Non-vested stock earned	1,612	1,889
Stock option expense	4	46
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(281)	2,645
Prepaid expenses	(3,883)	(1,789)
(Advances to) receipts from joint ventures	(73)	270
Accounts payable and other liabilities	(29,033)	(10,080)
Deferred revenue	48	(439)

Net cash provided by operating activities	28,029	37,923

Investing Activities
Acquisitions of storage facilities, net of cash acquired	(9,576)	(323,548)
Improvements, equipment additions, and construction in progress	(20,739)	(13,797)
Investment in unconsolidated joint ventures	(22,387)	(2,845)
Property deposit	—	(2,372)

Net cash used in investing activities	(52,702)	(342,562)

Financing Activities
Net proceeds from sale of partnership units	4,216	274,298
Proceeds from line of credit	73,000	310,000
Repayments of line of credit	(27,000)	(248,000)
Debt issuance costs	—	(936)
Distributions to unitholders	(44,113)	(31,204)
Distributions to noncontrolling interest holders	(207)	(144)
Mortgage principal payments	(89)	(34)

Net cash provided by financing activities	5,807	303,980

Net decrease in cash	(18,866)	(659)
Cash at beginning of period	23,685	7,032

Cash at end of period	$4,819	$6,373

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$21,993	$5,689
Cash paid for income taxes, net of refunds	$220	$(47)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2017. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At March 31, 2017, we had an ownership interest in, and/or managed 675 self-storage properties in 29 states under the name Life Storage ®. Among our 675 self-storage properties are 39 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, four properties that we manage for an unconsolidated joint venture (191 III Life Storage Holdings LLC) of which we are a 20% owner, one property that we manage for an unconsolidated joint venture (Review Avenue Partners LLC) of which we are a 40% owner, and 36 properties that we manage and have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2017, there were 217,481 noncontrolling redeemable Operating Partnership Units outstanding (217,481 at December 31, 2016). These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at March 31, 2017 and December 31, 2016, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Three Months Ended Mar. 31, 2017

Beginning balance	$18,091
Net income attributable to noncontrolling interest in the Operating Partnership	96
Distributions	(207)
Adjustment to redemption value	140

Ending balance	$18,120

Approximately 23% and 14% of the Company’s revenue is derived from stores in the states of Texas and Florida, respectively.

3.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three months ended March 31, 2017 and 2016, the Company recorded compensation expense (included in general and administrative expense) of $4,000 and $46,000, respectively, related to stock options and $1,589,000 and $1,866,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees and directors during the three months ended March 31, 2017 and 2016, and 44,789 and 7,185 shares of non-vested stock, respectively, vested.

During the three months ended March 31, 2017, the Company issued 8,944 shares of non-vested stock to employees which vest over five years. The fair market value on the date of grant of the non-vested stock issued during the three months ended March 31, 2017 was $86.78, resulting in an aggregate fair value of $0.8 million.

During the three months ended March 31, 2017, the Company granted performance-based awards that entitle the recipients to earn up to 17,888 shares if certain performance criteria are achieved over a three year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

4.	INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the three months ended March 31, 2017:

(dollars in thousands)
Cost:
Beginning balance	$4,243,308
Acquisition of storage facilities	10,089
Improvements and equipment additions	19,345
Additions to consolidated subsidiary	81
Net increase in construction in progress	1,391
Dispositions	(6,846)

Ending balance	$4,267,368

Accumulated Depreciation:
Beginning balance	$535,704
Additions during the period	24,868
Dispositions	(6,814)

Ending balance	$553,758

The Company acquired one facility during the three months ended March 31, 2017. The acquisition of this facility was accounted for as an asset acquisition (see Note 14 for further discussion of the Company’s adoption of the accounting guidance under ASU 2017-01 as of January 1, 2017). The cost of this store, including closing costs, was assigned to land, building, equipment and improvements components based upon their relative fair values.

The purchase price of the facility acquired in 2017 has been preliminarily assigned as follows:

(dollars in thousands)				Consideration paid
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
IL	1	2/23/17	$10,089	$10,076	$—	$—	$13	$771	$9,318	$—	$—

The facility acquired was purchased from an unrelated third party. The operating results of the facility acquired have been included in the Company’s operations since the acquisition date. The $10.1 million of cash paid for the facility includes $0.5 million of deposits that were paid in 2015 when this facility originally went under contract. This amount is excluded from total cash payments for the acquisition of storage facilities in the consolidated statement of cash flows.

Non-cash investing activities during the three months ended March 31, 2017 include the assumption of net other liabilities of $13,000. Non-cash investing activities during the three months ended March 31, 2016 include the issuance of $4.5 million in Operating Partnership Units and the assumption of net other liabilities of $1.3 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	Mar. 31, 2017	Dec. 31, 2016
In-place customer leases	$75,611	$75,611
Accumulated amortization	(63,560)	(50,782)

Net carrying value at the end of period	$12,051	$24,829

Amortization expense related to in-place customer leases was $12.8 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The Company expects to record $24.8 million and $0 of amortization expense for the years ended December 31, 2017 and 2018, respectively.

Change in Signage Useful Life Estimates

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage® to Life Storage ® required replacement of signage at all existing storage facilities which are currently included in investment in storage facilities, net on the consolidated balance sheets. The replacement of this signage has been substantially completed as of March 31, 2017. As a result of this replacement of signage, the Company reassessed the estimated useful lives of the then existing signage in 2016. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.5 million in the first quarter of 2017 as depreciation was accelerated over the new useful lives. The Company does not estimate any further impact on depreciation expense as a result of the replacement of the Uncle Bob’s Self Storage® signage.

The accelerated depreciation reduced basic and diluted earnings per share/unit by approximately $0.01 for the three months ended March 31, 2017.

5.	UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Mar. 31, 2017	Dec. 31, 2016
Revolving line of credit borrowings	$299,000	$253,000

Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Term note due July 21, 2028	200,000	200,000

Total term note principal balance outstanding	$1,400,000	$1,400,000

Less: unamortized debt issuance costs	(8,978)	(9,323)
Less: unamortized senior term note discount	(3,069)	(3,152)

Term notes payable	$1,387,953	$1,387,525

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2017 the margin is 1.10%), and requires an annual 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2017 the margin is 1.15%). The interest rate at March 31, 2017 on the Company’s line of credit was approximately 2.08% (1.79% at December 31, 2016). At March 31, 2017, there was $201 million available on the unsecured revolving line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million. The indenture under which the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. The Company was in compliance with all of the financial covenants under the 2026 Senior Notes as of March 31, 2017.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. The Company was in compliance with its debt covenants at March 31, 2017.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2017, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control. At this time no change in control is planned or anticipated.

Deferred debt issuance costs and the discount on the 2026 Senior Notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016. Amortization expense related to deferred debt issuance costs was $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, and is included in interest expense in the consolidated statements of income.

6.	MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2017 and December 31, 2016 consist of the following:

(dollars in thousands)	Mar. 31, 2017	Dec. 31, 2016

4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.8 million, principal and interest paid monthly (effective interest rate 5.16%)	$2,953	$2,966
4.065% mortgage note due April 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.7 million, principal and interest paid monthly (effective interest rate 4.25%)	4,185	4,207
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.1 million, principal and interest paid monthly (effective interest rate 5.50%)	3,985	4,002
5.99% mortgage note due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $6.4 million, principal and interest paid monthly (effective interest rate 6.26%)	1,815	1,852

Total mortgages payable	$12,938	$13,027

The table below summarizes the Company’s debt obligations and interest rate derivatives at March 31, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

	Expected Maturity Date Including Discount
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (2.08% at March 31, 2017)	—	—	$299,000	—	—	—	$299,000	$299,000
Notes Payable:
Term note - variable rate LIBOR+1.15% (2.13% at March 31, 2017)	—	—	—	$325,000	—	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	$100,000	—	$100,000	$108,296
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$181,337
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$575,186
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$188,662
Mortgage note - fixed rate 4.98%	$38	$53	$56	$58	$2,748	—	$2,953	$3,128
Mortgage note - fixed rate 4.065%	$66	$92	$96	$99	$104	$3,728	$4,185	$4,194
Mortgage note - fixed rate 5.26%	$46	$67	$71	$74	$78	$3,649	$3,985	$4,262
Mortgage note - fixed rate 5.99%	$114	$160	$170	$181	$192	$998	$1,815	$1,958
Interest rate derivatives – liability	—	—	—	—	—	—	—	$11,585

7.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three months ended March 31, 2017 and 2016.

The Company has interest rate swap agreements in effect at March 31, 2017 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

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

In conjunction with the issuance of the $600 million 2026 Senior Notes (see Note 5) in the second quarter of 2016, the Company settled the forward starting swap agreements for a loss of approximately $9.2 million. The loss was recorded as accumulated other comprehensive loss and is being amortized as additional interest expense over the ten-year term of the $600 million 2026 Senior Notes. Consistent with the Company’s accounting policy, the cash outflow related to the settlement of the forward starting swap agreements is reflected as a financing activity in the consolidated statements of cash flows.

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended March 31, 2017 and 2016, the net reclassification from AOCL to interest expense was $0.9 million and $1.2 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $4.0 million for the 12 months ended March 31, 2018. Payments made under the interest rate swap agreements will be reclassified to interest expense as settlements occur or as payments under the 2026 Senior Notes are made. The fair value of the swap agreements, including accrued interest, was a liability of $11.6 million and $13.0 million at March 31, 2017 and December 31, 2016, respectively.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of March 31, 2017, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under the agreements at their net termination cost of $11.6 million.

The changes in AOCL for the three months ended March 31, 2017 and March 31, 2016 are summarized as follows:

(dollars in thousands)	Three Months Ended Mar. 31, 2017	Three Months Ended Mar. 31, 2016

Accumulated other comprehensive loss beginning of period	$(21,475)	$(14,415)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	1,119	1,197
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	503	(13,293)

Income (loss) included in other comprehensive loss	1,622	(12,096)

Accumulated other comprehensive loss end of period	$(19,853)	$(26,511)

8.	FAIR VALUE MEASUREMENTS

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
March 31, 2017
Interest rate swaps	$(11,585)	—	$(11,585)	—

December 31, 2016
Interest rate swaps	$(13,015)	—	$(13,015)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2017, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of one storage facility (see note 4). To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers and the cost to replace in-place tenants which are based on the Company’s historical experience with turnover at its facilities and on market rental rates and estimated downtime required to replace the in-place leases, all of which are Level 3 inputs. The average downtime is based upon estimated demand information including the number of potential customers exhibited in historical property interest data. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs.

9.	INVESTMENT IN JOINT VENTURES

The Company has a 20% ownership interest in Sovran HHF Storage Holdings LLC (“Sovran HHF”), a joint venture that owns 39 self-storage properties that are managed by the Company. During the three months ended March 31, 2017, the Company contributed $3.2 million in cash to the joint venture as its share of capital required to fund the repayment of certain mortgages held by the joint venture. The carrying value of the Company’s investment at March 31, 2017 and December 31, 2016 was $46.8 million and $43.8 million, respectively. As of March 31, 2017, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

The Company has a 15% ownership interest in Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), a joint venture that owns 30 self-storage properties that are managed by the Company. The carrying value of the Company’s investment at March 31, 2017 and December 31, 2016 was $13.5 million and $13.5 million, respectively.

The Company holds a 20% ownership in 191 III Holdings LLC (“191 III”), a joint venture that was formed in 2016 to acquire self-storage properties that are managed by the Company. During the three months ended March 31, 2017, 191 III acquired four self-storage facilities. 191 III is under contract at March 31, 2017 to acquire three additional self-storage facilities for $59.2 million, of which the Company is committed to contribute $11.8 million. The purchase of these remaining facilities by 191 III is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired. During 2017 and 2016, the Company contributed $6.6 million and $0.7 million, respectively, as its share of capital to fund acquisitions. The carrying value of the Company’s investment in 191 III is $7.3 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.

As manager of Sovran HHF, Sovran HHF II, and 191 III, the Company earns a management and call center fee of 7% of gross revenues which totaled $1.3 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s share of Sovran HHF, Sovran HHF II and 191 III’s income for the three months ended March 31, 2017 and 2016 was $0.9 million and $0.8 million, respectively. The Company paid aggregate rent of $0.7 million and $0.6 million to the Sovran HHF, Sovran HHF II, and 191 III joint ventures for use of retail space during the three months ended March 31, 2017 and 2016, respectively.

The Company has a 49% ownership interest in Iskalo Office Holdings, LLC, which owns the building that houses the Company’s headquarters and other tenants. The carrying value of the Company’s investment is a liability of $0.4 million at March 31, 2017 and December 31, 2016, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company’s share of Iskalo Office Holdings, LLC’s income was $54,000 and $59,000, respectively. The Company paid rent to Iskalo Office Holdings, LLC of $0.3 million during each of the three months ended March 31, 2017 and 2016.

The Company holds an 85% equity interest in Urban Box Coralway Storage, LLC (“Urban Box”), a joint venture with an unrelated third party. Urban Box was formed in 2015 and is currently developing a self-storage property in Florida. The Company and the other joint venture member have participation rights which require the agreement of both members in order to implement the activities of Urban Box which are most significant to its economic performance. Accordingly, the interest is recorded using the equity method. The carrying value of the Company’s investment in Urban Box is $4.1 million at both March 31, 2017 and December 31, 2016.

The Company will perform property management services for Urban Box in exchange for a management fee based on 6% of property revenues. There were no management fees in 2017 or 2016.

The Company holds a 5% equity interest in SNL/Orix 1200 McDonald Ave., LLC (“McDonald”), a joint venture with an unrelated third party. The joint venture for McDonald was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.3 million of preferred capital to McDonald as its share of capital to develop the property. McDonald entered into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the McDonald joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the interest is recorded using the equity method. The carrying value of the Company’s investment in McDonald is $2.7 million at both March 31, 2017 and December 31, 2016.

The Company will perform property management services for McDonald in exchange for a management fee based on property revenues. There were no management fees in 2017 or 2016.

The Company holds a 5% equity interest in SNL Orix Merrick, LLC (“Merrick”), a joint venture with an unrelated third party. The joint venture for Merrick was executed in 2016 and is currently developing a self-storage property in New York. During 2016, the Company contributed $0.4 million of common capital and $2.1 million of preferred capital to Merrick as its share of capital to develop the property. Merrick has entered into a non-recourse mortgage loan in order to finance the future development costs. In accordance with the terms of the Merrick joint venture agreement, the Company has the ability to assert influence over certain business matters. Accordingly, the interest is recorded using the equity method. The carrying value of the Company’s investment in Merrick is $2.5 million at both March 31, 2017 and December 31, 2016.

The Company will perform property management services for Merrick in exchange for a management fee based on property revenues. There were no management fees in 2017 or 2016.

In January 2017, the Company executed a joint venture agreement, Review Avenue Partners, LLC (“RAP”), with an unrelated third party. The Company holds a 40% interest in RAP and contributed $12.5 million of common capital to RAP during the three months ended March 31, 2017. RAP is currently operating a self-storage property in New York which is managed by the Company. The carrying value of the Company’s investment in RAP is $12.2 million at March 31, 2017.

As manager of RAP, the Company earns a management and call center fee of 6% of gross revenues which totaled $9,000 for the three months ended March 31, 2017. The Company’s share of RAP’s loss for the three months ended March 31, 2017 was $0.2 million.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

A summary of the unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2017 is as follows:

(dollars in thousands)

Balance Sheet Data:
Investment in storage facilities, net	$672,548
Investment in office building, net	4,965
Other assets	20,753

Total Assets	$698,266

Due to the Company	$1,380
Secured debt payable	282,946
Other liabilities	7,769

Total Liabilities	292,095

Unaffiliated partners’ equity	319,269
Company equity	86,902

Total Partners’ Equity	406,171

Total Liabilities and Partners’ Equity	$698,266

Income Statement Data:
Total revenues	$19,396
Property operating expenses	(6,494)
Administrative, management and call center fees	(1,667)
Depreciation and amortization of customer list	(3,771)
Amortization of financing fees	(141)
Income tax expense	(59)
Interest expense	(2,637)

Net income	$4,627

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures except for our share of capital for future acquisitions of properties and repayment of mortgages.

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

For the three months ended March 31, 2017 and 2016, the Company recorded federal and state income tax expense of $0.3 million and $0.6 million, respectively. At March 31, 2017 and 2016, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2017 and 2016, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable and the net deferred tax liability of our taxable REIT subsidiary are classified within accounts payable and accrued liabilities in the consolidated balance sheets.

As of March 31, 2017, the Company’s taxable REIT subsidiary has a deferred tax liability of $2.7 million and deferred tax assets totaling $2.0 million. The tax years 2013-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

11.	EARNINGS PER SHARE AND EARNINGS PER UNIT

The Company reports earnings per share and earnings per unit data in accordance ASC Topic 260, “Earnings Per Share.” Under ASC Topic 260-10, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Parent Company and the Operating Partnership have calculated their basic and diluted earnings per share/unit using the two-class method.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended Mar. 31, 2017	Three Months Ended Mar. 31, 2016
Numerator:
Net income attributable to common shareholders	$20,429	$28,339

Denominator:
Denominator for basic earnings per share – weighted average shares	46,305	38,411
Effect of Dilutive Securities:
Stock options and non-vested stock	114	252

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,419	38,663

Basic earnings per common share attributable to common shareholders	$0.44	$0.74

Diluted earnings per common share attributable to common shareholders	$0.44	$0.73

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Mar. 31, 2017	Three Months Ended Mar. 31, 2016
Numerator:
Net income attributable to common unitholders	$20,429	$28,339

Denominator:
Denominator for basic earnings per unit – weighted average units	46,305	38,411
Effect of Dilutive Securities:
Stock options and non-vested stock	114	252

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,419	38,663

Basic earnings per common unit attributable to common unitholders	$0.44	$0.74

Diluted earnings per common unit attributable to common unitholders	$0.44	$0.73

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 11,000 stock options and 151,053 unvested restricted shares for the three months ended March 31, 2017, and 130,573 unvested restricted shares for the three months ended March 31, 2016, because their effect would be antidilutive.

12.	SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Three Months Ended Mar. 31, 2017

Beginning balance of total shareholders’ equity	$2,088,494
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	4,216
Earned portion of non-vested stock	1,589
Stock option expense	4
Deferred compensation - directors	23
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(140)
Net income attributable to common shareholders	20,429
Amortization of terminated hedge included in AOCL	229
Change in fair value of derivatives	1,393
Dividends	(43,735)

Ending balance of total shareholders’ equity	$2,072,502

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

On May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness then outstanding on the Company’s unsecured line of credit. The proceeds from this offering and the proceeds from the 2026 Senior Notes (see Note 5) were used, along with draws on the Company’s revolving line of credit, to fund the purchase of LifeStorage, LP on July 15, 2016.

The Company maintains a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC (“Jefferies”), SunTrust Robinson Humphrey, Inc. (“SunTrust”), Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC (“BB&T”), pursuant to which the Company may sell from time to time up to $225 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended March 31, 2017 and March 31, 2016, the Company did not issue any shares of common stock under the Equity Program. As of March 31, 2017, the Company had $59.3 million available for issuance under the Equity Program which is scheduled to expire in May 2017.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 52,304 and 44,018 shares under the plan during the three months ended March 31, 2017 and March 31, 2016, respectively.

13.	PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Three Months Ended Mar. 31, 2017

Beginning balance of total controlling partners’ capital	$2,088,494
Net proceeds from the issuance of partnership units through Dividend Reinvestment Plan	4,216
Earned portion of non-vested stock	1,589
Stock option expense	4
Deferred compensation - directors	23
Adjustment to redemption value on limited partners’ redeemable capital interests	(140)
Net income attributable to common unitholders	20,429
Amortization of terminated hedge included in AOCL	229
Change in fair value of derivatives	1,393
Distributions	(43,735)

Ending balance of total controlling partners’ capital	$2,072,502

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”. ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. ASU 2016-06 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. The implementation of this update did not result in any changes to our consolidated financial statements.

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

ASU 2016-07 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. The implementation of this update did not result in any changes to our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016. The implementation of this update did not result in any changes to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under current guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired in the first quarter of 2017 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has not yet completed its assessment of the impact that the adoption of ASU 2017-05 will have on its consolidated financial statements.

15.	COMMITMENT AND CONTINGENCIES

At March 31, 2017, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of approximately $37.6 million. The purchase of these facilities is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired. On April 3, 2017, the Company entered into a three year lease for one of these self-storage facilities, effectively cancelling the purchase contract for this facility which would have included consideration of $14.1 million. Annual minimum lease payments under this lease total $0.6 million.

At March 31, 2017, 191 III was under contract to purchase three self-storage facilities for an aggregate purchase price of $59.2 million, of which the Company is committed to contribute a total of $11.8 million. The purchase of these facilities by 191 III is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

On April 5, 2017 the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on April 26, 2017 to shareholders of record on April 18, 2017. The total dividend paid amounted to $46.4 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2017 THROUGH MARCH 31, 2017, COMPARED TO THE PERIOD JANUARY 1, 2016 THROUGH MARCH 31, 2016

We recorded rental revenues of $118.6 million for the three months ended March 31, 2017, an increase of $27.1 million or 29.6% when compared to rental revenues of $91.5 million for the same period in 2016. Of the increase in rental revenue, $2.7 million resulted from a 3.2% increase in rental revenues at the 435 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2016, excluding the properties we sold in 2016, and excluding stores not yet stabilized and three stores significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 20 basis point increase in average occupancy and a 2.7% increase in rental income per square foot. The remaining increase in rental revenue of $24.4 million resulted from the revenues from the acquisition of properties completed since January 1, 2016 and stores not yet stabilized. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $2.1 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of increased administrative fees earned on customer insurance.

Property operations and maintenance expenses increased $6.9 million or 30.3% in the three months ended March 31, 2017 compared to the same period in 2016. The 435 core properties considered in the same store pool experienced a $0.4 million or 2.1% increase in operating expenses primarily as a result of higher payroll and benefit costs. In addition to the same store operating expense increase, operating expenses increased $6.5 million from the acquisition of properties completed since January 1, 2016 and stores not yet stabilized. Real estate tax expense increased $3.9 million as a result of a 5.5% increase in property taxes on the 435 same store pool and the inclusion of taxes on the properties acquired in 2016 and 2017.

Net operating income increased $18.4 million or 28.0% as a result of a 3.2% increase in our same store net operating income and the acquisitions completed since January 1, 2016.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended March 31, 2017 and 2016.

	Three Months ended March 31,
(dollars in thousands)	2017	2016

Net income	$20,525	$28,230

General and administrative	11,436	10,464
Acquisition related costs	—	2,384
Depreciation and amortization	37,642	16,425
Interest expense	15,210	9,134
Interest income	(3)	(6)
Equity in income of joint ventures	(721)	(915)

Net operating income	$84,089	$65,716

Net operating income
Same store	$62,105	$60,200
Other stores and management fee income	21,984	5,516

Total net operating income	$84,089	$65,716

Our 2017 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2016, excluding stores purchased prior to January 1, 2016 that have not yet stabilized and three stores significantly impacted by flooding in 2016. The following table sets forth operating data for our 435 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage Change
(dollars in thousands)	2017	2016
Same store rental income	$88,429	$85,727	3.2%
Same store other operating income	4,814	4,656	3.4%

Total same store operating income	93,243	90,383	3.2%

Payroll and benefits	8,017	7,679	4.4%
Real estate taxes	10,271	9,738	5.5%
Utilities	2,853	2,851	0.1%
Repairs and maintenance	3,709	3,653	1.5%
Office and other operating expenses	3,019	3,031	-0.4%
Insurance	1,086	1,141	-4.8%
Advertising and yellow pages	270	309	-12.6%
Internet marketing	1,913	1,781	7.4%

Total same store operating expenses	31,138	30,183	3.2%

Same store net operating income	$62,105	$60,200	3.2%

			Change
Quarterly same store move ins	39,321	41,380	(2,059)
Quarterly same store move outs	37,059	38,286	(1,227)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the three months ended March 31, 2017 increased $1.0 million or 9.3% compared with the three months ended March 31, 2016. The key drivers of the increase were a $0.7 million increase in costs related to the Company’s name change and a $0.4 million increase in salaries and benefits.

There were no acquisition related costs recorded during the three months ended March 31, 2017. Acquisition related costs were $2.4 million for the three months ended March 31, 2016 as a result of the acquisition of 25 stores during that period.

Depreciation and amortization expense increased to $37.6 million in the three months ended March 31, 2017 from $16.4 million in the same period of 2016, primarily as a result of amortization of customer lists and depreciation on the properties acquired in 2016 and 2017.

Total interest expense increased $6.1 million in the three months ended March 31, 2017 as compared to the same period in 2016 primarily as a result of interest on the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, partially offset by reduced interest costs as a result of the payoff of the $150 million 6.38% term loan in April 2016 with a draw on our line of credit which carries a lower interest rate.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net income attributable to common shareholders	$20,429	$28,339
Net income attributable to noncontrolling interest	96	130
Depreciation of real estate and amortization of intangible assets	37,265	16,034
Depreciation and amortization from unconsolidated joint ventures	768	573
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(273)	(206)

FFO available to common shareholders	$58,285	$44,870

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2017, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2017, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $28.0 million and $37.9 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in operating cash flows in the 2017 period compared to the 2016 period was primarily due an increase in cash payments to settle liabilities, including payments for interest, partially offset by the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $52.7 million and $342.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in investing activities in the 2017 period compared to the 2016 period was primarily due to the decreased volume of acquisitions in the first three months of 2017 as compared to the same period in 2016.

Cash provided by financing activities was $5.8 million for the three months ended March 31, 2017 compared to $304.0 million for the three months ended March 31, 2016. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness then outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions in the first quarter of 2016.

In January 2016, the Company exercised the expansion feature of its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2017 the margin is 1.10%), and requires a 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2017 the margin is 1.15%). The interest rate at March 31, 2017 on the Company’s line of credit was approximately 2.08% (1.79% at December 31, 2016). At March 31, 2017, there was $201 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $12.9 million of mortgages payable that are secured by four storage facilities.

The Company maintains a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC (“Jefferies”), SunTrust Robinson Humphrey, Inc. (“SunTrust”), Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC (“BB&T”), pursuant to which the Company may sell from time to time up to $225 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell, and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity Program.

During the three months ended March 31, 2017 and 2016, the Company did not issue any shares of common stock under the Equity Program. As of March 31, 2017, the Company had $59.3 million available for issuance under the Equity Program which is scheduled to expire in May 2017.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 52,304 shares under the plan during the three months ended March 31, 2017.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the three months ended March 31, 2017, the Company acquired one self-storage facility comprising 78,000 square feet in Illinois for a purchase price of $10.1 million. As this facility was recently constructed, the capitalization rate on this purchase was 0%.

In 2016, the Company acquired 122 self-storage facilities comprising 9.4 million square feet in Arizona (1), California (22), Colorado (6), Connecticut (2), Florida (11), Illinois (25), Massachusetts (1), Mississippi (1), New Hampshire (5), Nevada (17), New York (4), Pennsylvania (1), South Carolina (1), Texas (23), Utah (1), and Wisconsin (1) for a total purchase price of $1,783.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 3.6% on these purchases and ranged from 0% on recently constructed facilities to 6.7% on mature facilities.

During 2016 the Company sold eight non-strategic properties with a carrying value of $18.8 million and received cash proceeds of $34.1 million, resulting in a $15.3 million gain on sale.

We may seek to sell additional properties to third parties or joint venture partners in 2017.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2017, and at March 31, 2017, we were under contract to acquire three self-storage facilities for aggregate consideration of approximately $37.6 million. On April 3, 2017, the Company entered into a three year lease for one of these self-storage facilities, effectively cancelling the purchase contract for this facility which would have included consideration of $14.1 million. Annual minimum lease payments under this lease total $0.6 million.

In the three months ended March 31, 2017, we added 73,000 square feet to existing properties for a total cost of approximately $4.8 million. We plan to complete an additional $35.2 million of expansions and enhancements to our existing facilities in 2017, of which $13.1 million was paid as of March 31, 2017.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first three months of 2017 we spent approximately $14.6 million on such improvements and we expect to spend approximately $26.0 million for the remainder of 2017.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2017, 217,481 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Through September 2018, $325 million of our $624 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $624 million at March 31, 2017, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $3.0 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2017. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2017.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2017. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2017.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

101

The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form

10-Q for the quarter ended March 31, 2017, formatted in XBRL, as follows:

(i)       Consolidated Balance Sheets at March 31, 2017 and December 31, 2016;

(ii)      Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016;

(iii)     Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016;

(iv)     Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; and

(v)      Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)
May 4, 2017
Date

Life Storage LP

	By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)
May 4, 2017
Date