Form 10-Q
period 2017-06-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2017-08-04
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 17, 2017, 46,565,213 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the periods ended June 30, 2017 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2017. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2017 (unaudited)	December 31, 2016
Assets
Investment in storage facilities:
Land	$786,539	$786,764
Building, equipment, and construction in progress	3,503,193	3,456,544

	4,289,732	4,243,308
Less: accumulated depreciation	(578,388)	(535,704)

Investment in storage facilities, net	3,711,344	3,707,604
Cash and cash equivalents	7,998	23,685
Accounts receivable	6,189	5,469
Receivable from unconsolidated joint ventures	1,022	1,223
Investment in unconsolidated joint ventures	132,524	67,300
Prepaid expenses	8,694	6,649
Trade name	16,500	16,500
Other assets	6,400	29,554

Total Assets	$3,890,671	$3,857,984

Liabilities
Line of credit	$331,000	$253,000
Term notes, net	1,388,380	1,387,525
Accounts payable and accrued liabilities	66,134	75,132
Deferred revenue	10,020	9,700
Fair value of interest rate swap agreements	11,526	13,015
Mortgages payable	12,852	13,027

Total Liabilities	1,819,912	1,751,399
Noncontrolling redeemable Operating Partnership Units at redemption value	16,459	18,091
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,565,213 shares outstanding at June 30, 2017 (46,454,606 at December 31, 2016)	466	464
Additional paid-in capital	2,361,579	2,348,567
Dividends in excess of net income	(288,129)	(239,062)
Accumulated other comprehensive loss	(19,616)	(21,475)

Total Shareholders’ Equity	2,054,300	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—

Total Equity	2,054,300	2,088,494

Total Liabilities and Shareholders’ Equity	$3,890,671	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Revenues
Rental income	$120,646	$98,795	$239,240	$190,337
Other operating income	12,138	8,210	21,865	15,792

Total operating revenues	132,784	107,005	261,105	206,129
Expenses
Property operations and maintenance	29,719	23,153	59,515	46,014
Real estate taxes	14,498	11,021	28,933	21,568
General and administrative	15,959	10,114	27,396	20,578
Acquisition costs	—	1,694	—	4,078
Operating leases of storage facilities	141	—	141	—
Depreciation and amortization	38,105	18,251	75,747	34,676

Total operating expenses	98,422	64,233	191,732	126,914

Income from operations	34,362	42,772	69,373	79,215
Other income (expenses)
Interest expense	(15,716)	(8,244)	(30,926)	(17,377)
Interest expense – bridge financing commitment fee	—	(7,329)	—	(7,329)
Interest income	1	37	4	43
Gain on sale of storage facilities	—	15,270	—	15,270
Equity in income of joint ventures	785	998	1,506	1,913

Net income	19,432	43,504	39,957	71,735
Net income attributable to noncontrolling interest in the Operating Partnership	(77)	(208)	(172)	(338)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	160	—	399

Net income attributable to common shareholders	$19,355	$43,456	$39,785	$71,796

Earnings per common share attributable to common shareholders – basic	$0.42	$1.04	$0.86	$1.79

Earnings per common share attributable to common shareholders – diluted	$0.42	$1.03	$0.86	$1.78

Common shares used in basic earnings per share calculation	46,364,890	41,980,389	46,334,729	40,195,603
Common shares used in diluted earnings per share calculation	46,477,680	42,227,388	46,448,286	40,445,263
Dividends declared per common share	$1.00	$0.95	$1.95	$1.80

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$19,432	$43,504	$39,957	$71,735
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	237	(4,352)	1,859	(16,448)

Total comprehensive income	19,669	39,152	41,816	55,287
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(78)	(187)	(180)	(261)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	160	—	399

Comprehensive income attributable to common shareholders	$19,591	$39,125	$41,636	$55,425

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating Activities
Net income	$39,957	$71,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,747	34,676
Amortization of debt issuance costs and bond discount	1,663	8,035
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(1,506)	(1,913)
Distributions from unconsolidated joint ventures	2,852	2,548
Non-vested stock earned	3,246	3,802
Stock option expense	8	81
Deferred income taxes	(2,832)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(720)	2,193
Prepaid expenses	(2,299)	(841)
Receipts from (advances to) joint ventures	201	(116)
Accounts payable and other liabilities	(8,023)	(11,086)
Deferred revenue	320	(915)

Net cash provided by operating activities	108,614	92,929

Investing Activities
Acquisitions of storage facilities, net of cash acquired	(9,576)	(415,749)
Improvements, equipment additions, and construction in progress	(45,662)	(27,626)
Net proceeds from the sale of real estate	976	34,074
Investment in unconsolidated joint ventures	(66,590)	(5,335)
Property deposit	—	(829)

Net cash used in investing activities	(120,852)	(415,465)

Financing Activities
Net proceeds from sale of common stock	9,760	942,150
Proceeds from line of credit	179,000	577,000
Repayments of line of credit	(101,000)	(656,000)
Proceeds from term notes, net of discount	—	596,682
Repayment of term note	—	(150,000)
Debt issuance costs	—	(14,183)
Settlement of forward starting interest rate swaps	—	(9,167)
Dividends paid - common stock	(90,610)	(68,637)
Distributions to noncontrolling interest holders	(424)	(370)
Mortgage principal payments	(175)	(74)

Net cash (used in) provided by financing activities	(3,449)	1,217,401

Net (decrease) increase in cash	(15,687)	894,865
Cash at beginning of period	23,685	7,032

Cash at end of period	$7,998	$901,897

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$30,624	$25,170
Cash paid for income taxes, net of refunds	$1,161	$970

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2017 (unaudited)	December 31, 2016
Assets
Investment in storage facilities:
Land	$786,539	$786,764
Building, equipment, and construction in progress	3,503,193	3,456,544

	4,289,732	4,243,308
Less: accumulated depreciation	(578,388)	(535,704)

Investment in storage facilities, net	3,711,344	3,707,604
Cash and cash equivalents	7,998	23,685
Accounts receivable	6,189	5,469
Receivable from unconsolidated joint ventures	1,022	1,223
Investment in unconsolidated joint ventures	132,524	67,300
Prepaid expenses	8,694	6,649
Trade name	16,500	16,500
Other assets	6,400	29,554

Total Assets	$3,890,671	$3,857,984

Liabilities
Line of credit	$331,000	$253,000
Term notes, net	1,388,380	1,387,525
Accounts payable and accrued liabilities	66,134	75,132
Deferred revenue	10,020	9,700
Fair value of interest rate swap agreements	11,526	13,015
Mortgages payable	12,852	13,027

Total Liabilities	1,819,912	1,751,399
Limited partners’ redeemable capital interest at redemption value (217,481 units outstanding at June 30, 2017 and December 31, 2016)	16,459	18,091
Partners’ Capital
General partner (467,827 and 466,721 units outstanding at June 30, 2017 and December 31, 2016, respectively)	20,708	21,065
Limited partners (46,097,387 and 45,987,885 units outstanding at June 30, 2017 and December 31, 2016, respectively)	2,053,208	2,088,904
Accumulated other comprehensive loss	(19,616)	(21,475)

Total Controlling Partners’ Capital	2,054,300	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—

Total Partners’ Capital	2,054,300	2,088,494

Total Liabilities and Partners’ Capital	$3,890,671	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per unit data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$120,646	$98,795	$239,240	$190,337
Other operating income	12,138	8,210	21,865	15,792

Total operating revenues	132,784	107,005	261,105	206,129
Expenses
Property operations and maintenance	29,719	23,153	59,515	46,014
Real estate taxes	14,498	11,021	28,933	21,568
General and administrative	15,959	10,114	27,396	20,578
Acquisition costs	—	1,694	—	4,078
Operating leases of storage facilities	141	—	141	—
Depreciation and amortization	38,105	18,251	75,747	34,676

Total operating expenses	98,422	64,233	191,732	126,914

Income from operations	34,362	42,772	69,373	79,215
Other income (expenses)
Interest expense	(15,716)	(8,244)	(30,926)	(17,377)
Interest expense – bridge financing commitment fee	—	(7,329)	—	(7,329)
Interest income	1	37	4	43
Gain on sale of storage facilities	—	15,270	—	15,270
Equity in income of joint ventures	785	998	1,506	1,913

Net income	19,432	43,504	39,957	71,735
Net income attributable to noncontrolling interest in the Operating Partnership	(77)	(208)	(172)	(338)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	160	—	399

Net income attributable to common unitholders	$19,355	$43,456	$39,785	$71,796

Earnings per common unit attributable to common unitholders – basic	$0.42	$1.04	$0.86	$1.79

Earnings per common unit attributable to common unitholders – diluted	$0.42	$1.03	$0.86	$1.78

Common units used in basic earnings per unit calculation	46,364,890	41,980,389	46,334,729	40,195,603
Common units used in diluted earnings per unit calculation	46,477,680	42,227,388	46,448,286	40,445,263
Distributions declared per common unit	$1.00	$0.95	$1.95	$1.80

Net income attributable to general partner	$194	$437	$400	$721
Net income attributable to limited partners	19,161	43,019	39,385	71,075

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$19,432	$43,504	$39,957	$71,735
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	237	(4,352)	1,859	(16,448)

Total comprehensive income	19,669	39,152	41,816	55,287
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(78)	(187)	(180)	(261)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	160	—	399

Comprehensive income attributable to common unitholders	$19,591	$39,125	$41,636	$55,425

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating Activities
Net income	$39,957	$71,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,747	34,676
Amortization of debt issuance costs and bond discount	1,663	8,035
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(1,506)	(1,913)
Distributions from unconsolidated joint ventures	2,852	2,548
Non-vested stock earned	3,246	3,802
Stock option expense	8	81
Deferred income taxes	(2,832)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(720)	2,193
Prepaid expenses	(2,299)	(841)
Receipts from (advances to) joint ventures	201	(116)
Accounts payable and other liabilities	(8,023)	(11,086)
Deferred revenue	320	(915)

Net cash provided by operating activities	108,614	92,929

Investing Activities
Acquisitions of storage facilities, net of cash acquired	(9,576)	(415,749)
Improvements, equipment additions, and construction in progress	(45,662)	(27,626)
Net proceeds from the sale of real estate	976	34,074
Investment in unconsolidated joint ventures	(66,590)	(5,335)
Property deposit	—	(829)

Net cash used in investing activities	(120,852)	(415,465)

Financing Activities
Net proceeds from sale of partnership units	9,760	942,150
Proceeds from line of credit	179,000	577,000
Repayments of line of credit	(101,000)	(656,000)
Proceeds from term notes, net of discount	—	596,682
Repayment of term note	—	(150,000)
Debt issuance costs	—	(14,183)
Settlement of forward starting interest rate swaps	—	(9,167)
Distributions to unitholders	(90,610)	(68,637)
Distributions to noncontrolling interest holders	(424)	(370)
Mortgage principal payments	(175)	(74)

Net cash (used in) provided by financing activities	(3,449)	1,217,401

Net (decrease) increase in cash	(15,687)	894,865
Cash at beginning of period	23,685	7,032

Cash at end of period	$7,998	$901,897

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$30,624	$25,170
Cash paid for income taxes, net of refunds	$1,161	$970

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2017. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At June 30, 2017, we had an ownership interest in, and/or managed 697 self-storage properties in 29 states under the name Life Storage®. Among our 697 self-storage properties are 57 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings LLC) of which we are a 20% owner, 30 properties that we manage for an unconsolidated joint venture (Sovran HHF Storage Holdings II LLC) of which we are a 15% owner, six properties that we manage for an unconsolidated joint venture (191 III Life Storage Holdings LLC) of which we are a 20% owner, one property that we manage for an unconsolidated joint venture (Review Avenue Partners LLC) of which we are a 40% owner, and 37 properties that we manage and have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At June 30, 2017 and December 31, 2016, there were 217,481 noncontrolling redeemable Operating Partnership Units outstanding. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on quoted market prices, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at June 30, 2017 and December 31, 2016, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Six Months Ended June 30, 2017
Beginning balance	$18,091
Net income attributable to noncontrolling interest in the Operating Partnership	172
Distributions	(424)
Adjustment to redemption value	(1,380)

Ending balance	$16,459

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

For the three months ended June 30, 2017 and 2016, the Company recorded compensation expense (included in general and administrative expense) of $4,000 and $35,000, respectively, related to stock options and $1,657,000 and $1,891,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the six months ended June 30, 2017 and 2016, the Company recorded compensation expense of $8,000 and $81,000, respectively, related to stock options and $3,246,000 and $3,757,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees and directors during the six months ended June 30, 2017 and 2016. During the three months ended June 30, 2017 and 2016, 2,239 and 3,696 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2017 and 2016, 47,028 and 10,881 shares of non-vested stock, respectively, vested.

During the six months ended June 30, 2017, the Company issued 8,944 shares of non-vested stock to employees which vest over five years. The fair market value on the date of grant of the non-vested stock issued during the six months ended June 30, 2017 was $86.78, resulting in an aggregate fair value of $0.8 million.

During the six months ended June 30, 2017, the Company granted performance-based awards that entitle the recipients to earn up to 17,888 shares if certain performance criteria are achieved over a three year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the six months ended June 30, 2017:

(dollars in thousands)
Cost:
Beginning balance	$4,243,308
Acquisition of storage facilities	10,089
Improvements and equipment additions	35,284
Additions to consolidated subsidiary	82
Net increase in construction in progress	10,383
Dispositions	(9,414)

Ending balance	$4,289,732

Accumulated Depreciation:
Beginning balance	$535,704
Additions during the period	51,059
Dispositions	(8,375)

Ending balance	$578,388

The Company acquired one self-storage facility during the six months ended June 30, 2017. The acquisition of this facility was accounted for as an asset acquisition (see Note 14 for further discussion of the Company’s adoption of the accounting guidance under ASU 2017-01 as of January 1, 2017). The cost of this facility, including closing costs, was assigned to land, building, equipment and improvements based upon their relative fair values.

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

Non-cash investing activities during the six months ended June 30, 2017 include the assumption of net other liabilities of $13,000. Non-cash investing activities during the six months ended June 30, 2016 include the issuance of $7.8 million in Operating Partnership Units, the assumption of two mortgages with fair values totaling $8.3 million, and the assumption of net other liabilities of $1.7 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	Jun. 30, 2017	Dec. 31, 2016
In-place customer leases	$75,611	$75,611
Accumulated amortization	(75,478)	(50,782)

Net carrying value at the end of period	$133	$24,829

Amortization expense related to in-place customer leases was $11.9 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and was $24.7 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively. The Company expects to record $24.8 million and $0 of amortization expense for the years ended December 31, 2017 and 2018, respectively.

Change in Useful Life Estimates

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage® to Life Storage® required replacement of signage at all existing storage facilities which are currently included in investment in storage facilities, net on the consolidated balance sheets. The replacement of this signage has been substantially completed as of June 30, 2017. As a result of this replacement of signage, the Company reassessed the estimated useful lives of the then existing signage in 2016. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.5 million in the first quarter of 2017 as depreciation was accelerated over the new useful lives. The Company does not estimate any further impact on depreciation expense as a result of the replacement of the Uncle Bob’s Self Storage® signage which is now fully depreciated.

As part of the Company’s capital improvement efforts during 2017, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $1.4 million and $1.5 million, respectively, during the three and six month periods ending June 30, 2017. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of June 30, 2017 will result in an additional increase in depreciation expense of approximately $0.5 million during the remainder of 2017.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.03 and $0.04, respectively, for the three and six month periods ending June 30, 2017.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Jun. 30, 2017	Dec. 31, 2016
Revolving line of credit borrowings	$331,000	$253,000

Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Term note due July 21, 2028	200,000	200,000

Total term note principal balance outstanding	$1,400,000	$1,400,000

Less: unamortized debt issuance costs	(8,634)	(9,323)
Less: unamortized senior term note discount	(2,986)	(3,152)

Term notes payable	$1,388,380	$1,387,525

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2017 the margin is 1.10%), and requires an annual 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2017 the margin is 1.15%). The interest rate at June 30, 2017 on the Company’s line of credit was approximately 2.32% (1.79% at December 31, 2016). At June 30, 2017, there was $169 million available on the unsecured revolving line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million. The indenture under which the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. The Company was in compliance with all of the financial covenants under the 2026 Senior Notes as of June 30, 2017.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. The Company was in compliance with its debt covenants at June 30, 2017.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2017, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control. At this time no change in control is planned or anticipated.

Deferred debt issuance costs and the discount on the 2026 Senior Notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016. Amortization expense related to these deferred debt issuance costs was $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively, and is included in interest expense in the consolidated statements of income.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2017 and December 31, 2016 consist of the following:

(dollars in thousands)	Jun. 30, 2017	Dec. 31, 2016
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.7 million, principal and interest paid monthly (effective interest rate 5.21%)	$2,941	$2,966
4.065% mortgage note due April 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.7 million, principal and interest paid monthly (effective interest rate 4.29%)	4,162	4,207
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.55%)	3,971	4,002
5.99% mortgage note due May 1, 2026, secured by one self-storage facility with an aggregate net book value of $6.6 million, principal and interest paid monthly (effective interest rate 6.26%)	1,778	1,852

Total mortgages payable	$12,852	$13,027

The table below summarizes the Company’s debt obligations and interest rate derivatives at June 30, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (2.32% at June 30, 2017)	—	—	$331,000	—	—	—	$331,000	$331,000
Notes Payable:
Term note - variable rate LIBOR+1.15% (2.33% at June 30, 2017)	—	—	—	$325,000	—	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	$100,000	—	$100,000	$108,686
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$182,382
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$581,622
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$191,115
Mortgage note - fixed rate 4.98%	$25	$53	$56	$59	$2,748	—	$2,941	$3,090
Mortgage note - fixed rate 4.065%	$44	$92	$95	$99	$104	$3,728	$4,162	$4,220
Mortgage note - fixed rate 5.26%	$32	$67	$71	$74	$78	$3,649	$3,971	$4,233
Mortgage note - fixed rate 5.99%	$77	$160	$170	$181	$192	$998	$1,778	$1,913
Interest rate derivatives - liability	—	—	—	—	—	—	—	$11,526

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

Ineffectiveness was de minimis for the three and six months ended June 30, 2017 and 2016.

The Company has interest rate swap agreements in effect at June 30, 2017 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

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

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended June 30, 2017 and 2016, the net reclassification from AOCL to interest expense was $0.7 million and $1.2 million, respectively, based on payments made under the swap agreements. During the six months ended June 30, 2017 and 2016, the net reclassification from AOCL to interest expense was $1.6 million and $2.4 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $2.5 million for the 12 months ended June 30, 2018. Payments made under the interest rate swap agreements will be reclassified to interest expense as swap settlements occur or as payments under the 2026 Senior Notes are made. The fair value of the swap agreements, including accrued interest, was a liability of $11.5 million and $13.0 million at June 30, 2017 and December 31, 2016, respectively.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of June 30, 2017, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under the agreements at their net termination cost of $11.5 million.

The changes in AOCL for the three and six months ended June 30, 2017 and June 30, 2016 are summarized as follows:

(dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Accumulated other comprehensive loss beginning of period	$(19,853)	$(26,511)	$(21,475)	$(14,415)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	956	1,160	2,076	2,357
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	(719)	(5,512)	(217)	(18,805)

Income (loss) included in other comprehensive loss	237	(4,352)	1,859	(16,448)

Accumulated other comprehensive loss end of period	$(19,616)	$(30,863)	$(19,616)	$(30,863)

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
June 30, 2017
Interest rate swaps	$(11,526)	—	$(11,526)	—
December 31, 2016
Interest rate swaps	$(13,015)	—	$(13,015)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

9. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties	Company common ownership interest	Carrying value of investment at Jun. 30, 2017		Carrying value of investment at Dec. 31, 2016
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$86.5 million		$43.8 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.4 million		$13.5 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$10.0 million		$0.7 million
Life Storage-SERS Storage LLC (“SERS”)[4]	0	20%	$0.2 million		N/A
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million	)	($0.4 million	)
Urban Box Coralway Storage, LLC (“Urban Box”)[6]	1	85%	$4.1 million		$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[7]	1	5%	$2.7 million		$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[8]	1	5%	$2.5 million		$2.5 million
Review Avenue Partners, LLC (“RAP”)[9]	1	40%	$12.0 million		N/A
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.3 million		N/A

[1]	Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). In June 2017, Sovran HHF acquired 18 self-storage facilities for $330 million in Arizona, Nevada and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During the six months ended June 30, 2017, the Company contributed $40.0 million as its share of capital to fund the acquisition and an additional $3.2 million to fund the repayment of certain mortgages held by the joint venture. During the six months ended June 30, 2017, the Company received $1.7 million of distributions from Sovran HHF. As of June 30, 2017, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]	Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During the six months ended June 30, 2017, the Company received $0.9 million of distributions from Sovran HHF II.

[3]	191 III owns six self-storage facilities in California. During the six months ended June 30, 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During 2017 and 2016, the Company contributed $9.5 million and $0.7 million, respectively, as its share of capital to fund these acquisitions. During the six months ended June 30, 2017, the Company received $0.2 million of distributions from 191 III.

[4]	In May 2017, the Company executed a joint venture agreement, Life Storage-SERS Storage LLC (“SERS”), with an unrelated third party with the purpose of acquiring and operating self-storage facilities. During the six months ended June 30, 2017, the Company contributed $0.2 million as its share of capital to SERS. At June 30, 2017, SERS is under contract to acquire three self-storage facilities for a total of $39.0 million, of which the Company is committed to contribute up to $7.8 million. The Company expects SERS to enter into mortgage debt to fund a portion of the acquisition of these three self-storage facilities. The purchase of these facilities by SERS is subject to customary conditions to closing, and there is no assurance that the facilities will be acquired.

[5]	Iskalo owns the buildings that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $0.6 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the Company received $0.1 million of distributions from Iskalo.

[6]	Urban Box is currently developing a self-storage facility in Florida.

[7]	McDonald is currently developing a self-storage facility in New York. During 2016, the Company contributed $0.4 million of common capital and $2.3 million of preferred capital to McDonald as its share of capital to develop the property. McDonald entered into a non-recourse mortgage loan in order to finance the future development costs.

[8]	Merrick is currently developing a self-storage facility in New York. During 2016, the Company contributed $0.4 million of common capital and $2.1 million of preferred capital to Merrick as its share of capital to develop the property. Merrick has entered into a non-recourse mortgage loan in order to finance the future development costs.

[9]	In January 2017, the Company executed a joint venture agreement, Review Avenue Partners, LLC (“RAP”), with an unrelated third party. The Company contributed $12.5 million of common capital to RAP during the six months ended June 30, 2017. RAP is currently operating a self-storage property in New York.

[10]	In April 2017, the Company executed a joint venture agreement, N 32nd Street Self Storage, LLC (“N32”), with an unrelated third party. The Company contributed $1.3 million of common capital to N32 during the six months ended June 30, 2017. N32 is currently developing a self-storage property in Arizona.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures are a variable interest entity (VIE) in accordance with ASC 810, Consolidation. As a result, the Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as manager of HHF, HHF II, 191 III, and RAP. These fees, which are included in other operating income in the consolidated statements of operations, totaled $1.5 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. The Company will also earn management fees upon commencement of the operation of storage facilities owned by SERS, Urban Box, McDonald, Merrick and N32.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Sovran HHF	$624	$570	$1,162	$1,078
Sovran HHF II	362	370	702	708
191 III	(10)	—	25	—
Urban Box	—	4	—	14
RAP	(255)	—	(501)	—
Iskalo	64	54	118	113

	$785	$998	$1,506	$1,913

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2017 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,034,265
Investment in office building, net	4,919
Other assets	24,401

Total Assets	$1,063,585

Due to the Company	$1,056
Mortgages payable	430,733
Other liabilities	12,059

Total Liabilities	$443,848
Unaffiliated partners’ equity	489,344
Company equity	130,393

Total Partners’ Equity	619,737

Total Liabilities and Partners’ Equity	$1,063,585

Income Statement Data:
Total revenues	$41,402
Property operating expenses	(13,793)
Administrative, management and call center fees	(3,494)
Depreciation and amortization of customer list	(8,437)
Amortization of financing fees	(325)
Income tax expense	(123)
Interest expense	(5,626)

Net income	$9,604

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

The Company recorded federal and state income tax benefit of $2.5 million for the three months ended June 30, 2017 and the Company recorded federal and state income tax expense of $0.1 million for the three months ended June 30, 2016. The Company recorded federal and state income tax benefit of $2.2 million for the six months ended June 30, 2017 and the Company recorded federal and state income tax expense of $0.6 million for the six months ended June 30, 2016. At June 30, 2017 and 2016, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2017 and 2016, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable at June 30, 2017 and December 31, 2016 and the net deferred tax liability of our taxable REIT subsidiary at December 31, 2016 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of June 30, 2017, the Company’s taxable REIT subsidiary has a deferred tax liability of $3.0 million and deferred tax assets totaling $5.1 million. The net deferred tax asset of our taxable REIT subsidiary at June 30, 2017 is included in other assets in the consolidated balance sheets. The tax years 2013-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

Earnings Per Share

(in thousands except per share data)	Three Months Ended Jun. 30, 2017	Three Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2017	Six Months Ended Jun. 30, 2016
Numerator:
Net income attributable to common shareholders	$19,355	$43,456	$39,785	$71,796
Denominator:
Denominator for basic earnings per share – weighted average shares	46,365	41,980	46,335	40,196
Effect of Dilutive Securities:
Stock options and non-vested stock	113	247	113	249

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,478	42,227	46,448	40,445
Basic earnings per common share attributable to common shareholders	$0.42	$1.04	$0.86	$1.79
Diluted earnings per common share attributable to common shareholders	$0.42	$1.03	$0.86	$1.78

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Jun. 30, 2017	Three Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2017	Six Months Ended Jun. 30, 2016
Numerator:
Net income attributable to common unitholders	$19,355	$43,456	$39,785	$71,796
Denominator:
Denominator for basic earnings per unit – weighted average units	46,365	41,980	46,335	40,196
Effect of Dilutive Securities:
Stock options and non-vested stock	113	247	113	249

Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,478	42,227	46,448	40,445
Basic earnings per common unit attributable to common unitholders	$0.42	$1.04	$0.86	$1.79
Diluted earnings per common unit attributable to common unitholders	$0.42	$1.03	$0.86	$1.78

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 15,500 stock options and 133,094 unvested restricted shares for the three months ended June 30, 2017, and 102,173 unvested restricted shares for the three months ended June 30, 2016, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 13,250 stock options and 142,074 unvested restricted shares for the six months ended June 30, 2017, and 116,373 unvested restricted shares for the six months ended June 30, 2016, because their effect would be antidilutive.

12. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Six Months Ended June 30, 2017
Beginning balance of total shareholders’ equity	$2,088,494
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	9,760
Earned portion of non-vested stock	3,246
Stock option expense	8
Deferred compensation - directors	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	1,380
Net income attributable to common shareholders	39,785
Amortization of terminated hedge included in AOCL	458
Change in fair value of derivatives	1,400
Dividends	(90,231)

Ending balance of total shareholders’ equity	$2,054,300

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

Until May 2017, the Company had maintained a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC (“Jefferies”), SunTrust Robinson Humphrey, Inc. (“SunTrust”), Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC (“BB&T”), pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. The Equity Program expired in May 2017.

During the six months ended June 30, 2017 and June 30, 2016, the Company did not issue any shares of common stock under the Equity Program.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 118,656 and 66,992 shares under the plan during the six months ended June 30, 2017 and 2016, respectively. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

13. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Six Months Ended June 30, 2017
Beginning balance of total controlling partners’ capital	$2,088,494
Net proceeds from the issuance of partnership units through Dividend Reinvestment Plan	9,760
Earned portion of non-vested stock	3,246
Stock option expense	8
Deferred compensation - directors	—
Adjustment to redemption value on limited partners’ redeemable capital interests	1,380
Net income attributable to common unitholders	39,785
Amortization of terminated hedge included in AOCL	458
Change in fair value of derivatives	1,400
Distributions	(90,231)

Ending balance of total controlling partners’ capital	$2,054,300

14. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (the modified retrospective transition method). We are currently evaluating the alternative methods of adoption and the effect of adopting ASU 2014-09 on our financial statements and related disclosures. We anticipate electing to adopt the standard using the modified retrospective transition method as of January 1, 2018. However, this election may change as we finalize our analysis of the impact of the provisions of ASU 2014-09 on the Company. We are also in the process of assessing which of our operating revenue streams will be impacted by the adoption of the new standard. Leases are specifically excluded from the scope of ASU 2014-09, therefore the Company does not anticipate that adoption of the new standard will have any impact on the timing or amounts of the Company’s rental revenue from customers which is a substantial portion of the Company’s total operating revenues.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is in the process of completing its assessment of the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under current guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired in the first six months of 2017 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01.

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

15. COMMITMENT AND CONTINGENCIES

At June 30, 2017, the Company was under contract to acquire one self-storage facility for a purchase price of $12.4 million. The purchase of this facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At June 30, 2017, SERS is under contract to acquire three self-storage facilities for a total of $39.0 million, of which the Company is committed to contribute up to $7.8 million. The Company expects SERS to enter into mortgage debt to fund a portion of the acquisition of these three self-storage facilities. The purchase of these facilities by SERS is subject to customary conditions to closing, and there is no assurance that the facilities will be acquired.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add additional claims. The parties have entered into a memorandum of understanding to settle all claims for an aggregate amount of $8.0 million and will be jointly moving for preliminary judicial approval of the settlement in August 2017. The aggregate settlement amount of $8.0 million ($5.0 million after considering income tax impact) has been recorded as a liability of the Company in the accompanying consolidated balance sheet as of June 30, 2017. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result. The settlement is subject to approval by the court, a decision on which is expected later in 2017.

16. SUBSEQUENT EVENTS

On July 5, 2017, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on July 26, 2017 to shareholders of record on July 17, 2017. The total dividend paid amounted to $46.5 million.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (the Buyback Program). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2017 THROUGH JUNE 30, 2017, COMPARED TO THE PERIOD APRIL 1, 2016 THROUGH JUNE 30, 2016

We recorded rental revenues of $120.6 million for the three months ended June 30, 2017, an increase of $21.8 million or 22.1% when compared to rental revenues of $98.8 million for the same period in 2016. Of the increase in rental revenue, $1.0 million resulted from a 1.1% increase in rental revenues at the 435 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2016, excluding the properties we sold in 2016, and excluding stores not yet stabilized and three stores significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 0.8% increase in rental income per square foot, partially offset by a 20 basis point decrease in average occupancy. The remaining increase in rental revenue of $20.8 million resulted from the revenues from the acquisition of properties completed since January 1, 2016, stores not yet stabilized and the three stores significantly impacted by flooding in 2016. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $3.9 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of increased administrative fees earned on customer insurance, increased management fees earned as a result of an increase in managed properties, increased acquisition fee income resulting from joint venture acquisitions, and as a result of the properties acquired in 2016 and 2017.

Property operations and maintenance expenses increased $6.6 million or 28.4% in the three months ended June 30, 2017 compared to the same period in 2016. The 435 core properties considered in the same store pool experienced a $1.1 million or 5.6% increase in operating expenses primarily as a result of higher payroll and benefit costs along with internet marketing costs that have increased in an effort to drive more traffic to the Company’s website as a result of our name change to Life Storage. In addition to the same store operating expense increase, operating expenses increased $5.5 million as a result of the net activity from the acquisition of properties completed since January 1, 2016, stores not yet stabilized and the three stores significantly impacted by flooding in 2016. Real estate tax expense increased $3.5 million as a result of a 5.5% increase in property taxes on the 435 same store pool and the inclusion of taxes on the properties acquired in 2017 and 2016.

Net operating income increased $15.7 million or 21.6% as a result of the acquisitions completed since January 1, 2016, partially offset by a 0.6% decrease in our same store net operating income.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended June 30, 2017 and 2016.

	Three Months ended June 30,
(dollars in thousands)	2017	2016
Net income	$19,432	$43,504

General and administrative	15,959	10,114
Acquisition related costs	—	1,694
Operating leases of storage facilities	141	—
Depreciation and amortization	38,105	18,251
Interest expense	15,716	15,573
Interest income	(1)	(37)
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(785)	(998)

Net operating income	$88,567	$72,831

Net operating income
Same store	$63,840	$64,204
Other stores and management fee income	24,727	8,627

Total net operating income	$88,567	$72,831

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

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2017	2016	Change
Same store rental income	$89,660	$88,686	1.1%
Same store other operating income	5,330	5,028	6.0%

Total same store operating income	94,990	93,714	1.4%

Payroll and benefits	7,978	7,761	2.8%
Real estate taxes	10,271	9,739	5.5%
Utilities	2,753	2,724	1.1%
Repairs and maintenance	3,212	3,178	1.1%
Office and other operating expenses	3,090	3,031	1.9%
Insurance	1,126	1,065	5.7%
Advertising and yellow pages	269	293	-8.2%
Internet marketing,	2,451	1,719	42.6%

Total same store operating expenses	31,150	29,510	5.6%

Same store net operating income	$63,840	$64,204	-0.6%

			Change
Quarterly same store move ins	45,054	45,656	(602)
Quarterly same store move outs	39,570	40,280	(710)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. In addition, we believe our brand change to Life Storage has temporarily reduced our visibility on the internet. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the three months ended June 30, 2017 increased $5.8 million or 57.8% compared with the three months ended June 30, 2016. The increase is primarily the result of the New Jersey lawsuit settlement discussed in Note 15.

There were no acquisition related costs recorded during the three months ended June 30, 2017. Acquisition related costs were $1.7 million for the three months ended June 30, 2016 as a result of the acquisition of nine stores during that period and $0.6 million incurred during that quarter related to the July 2016 LifeStorage, LP acquisition.

Depreciation and amortization expense increased to $38.1 million in the three months ended June 30, 2017 from $18.3 million in the same period of 2016, primarily as a result of amortization of customer lists and depreciation on the properties acquired in 2016 and 2017.

Total interest expense increased $0.1 million in the three months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of interest on the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, partially offset by reduced interest costs as a result of a one-time $7.3 million bridge loan commitment fee in June 2016, coupled with the payoff of the $150 million 6.38% term loan in April 2016 with a draw on our line of credit which carries a lower interest rate.

We did not sell any storage facilities during the three months ended June 30, 2017. During the three months ended June 30, 2016 we sold eight storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale.

FOR THE PERIOD JANUARY 1, 2017 THROUGH JUNE 30, 2017, COMPARED TO THE PERIOD JANUARY 1, 2016 THROUGH JUNE 30, 2016

We recorded rental revenues of $239.2 million for the six months ended June 30, 2017, an increase of $48.9 million or 25.7% when compared to rental revenues of $190.3 million for the same period in 2016. Of the increase in rental revenue, $3.7 million resulted from a 2.1% increase in rental revenues at the 435 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2016, excluding the properties we sold in 2016, and excluding stores not yet stabilized and three stores significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 1.8% increase in rental income per square foot while average occupancy remained unchanged. The remaining increase in rental revenue of $45.2 million resulted from the revenues from the acquisition of properties completed since January 1, 2016, stores not yet stabilized and the three stores significantly impacted by flooding in 2016. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $6.1 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of increased administrative fees earned on customer insurance, increased management fees earned as a result of an increase in managed properties, increased acquisition fee income resulting from joint venture acquisitions, and as a result of the properties acquired in 2016 and 2017.

Property operations and maintenance expenses increased $13.5 million or 29.3% in the six months ended June 30, 2017 compared to the same period in 2016. The 435 core properties considered in the same store pool experienced a $1.5 million or 3.8% increase in operating expenses as a result of higher payroll and benefit costs along with internet marketing costs that have increased in an effort to drive more traffic to the Company’s website as a result of our name change to Life Storage. In addition to the same store operating expense increase, operating expenses increased $12.0 million as a result of the net activity from the acquisition of properties completed since January 1, 2016, stores not yet stabilized and the three stores significantly impacted by flooding in 2016. Real estate tax expense increased $7.4 million as a result of a 5.5% increase in property taxes on the 435 same store pool and the inclusion of taxes on the properties acquired in 2017 and 2016.

Net operating income increased $34.1 million or 24.6% as a result of a 1.2% increase in our same store net operating income and the acquisitions completed since January 1, 2016.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the six months ended June 30, 2017 and 2016.

	Six Months ended June 30,
(dollars in thousands)	2017	2016
Net income	$39,957	$71,735

General and administrative	27,396	20,578
Acquisition related costs	—	4,078
Operating leases of storage facilities	141	—
Depreciation and amortization	75,747	34,676
Interest expense	30,926	24,706
Interest income	(4)	(43)
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(1,506)	(1,913)

Net operating income	$172,657	$138,547

Net operating income
Same store	$125,945	$124,404
Other stores and management fee income	46,712	14,143

Total net operating income	$172,657	$138,547

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

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2017	2016	Change
Same store rental income	$178,088	$174,413	2.1%
Same store other operating income	10,145	9,683	4.8%

Total same store operating income	188,233	184,096	2.2%

Payroll and benefits	15,995	15,440	3.6%
Real estate taxes	20,543	19,477	5.5%
Utilities	5,606	5,575	0.6%
Repairs and maintenance	6,921	6,831	1.3%
Office and other operating expenses	6,109	6,061	0.8%
Insurance	2,212	2,206	0.3%
Advertising and yellow pages	539	602	-10.5%
Internet marketing,	4,363	3,500	24.7%

Total same store operating expenses	62,288	59,692	4.3%

Same store net operating income	$125,945	$124,404	1.2%

			Change
Year-to-date same store move ins	84,375	87,036	(2,661)
Year-to-date same store move outs	76,629	78,566	(1,937)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. In addition, we believe our brand change to Life Storage has temporarily reduced our visibility on the internet. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the six months ended June 30, 2017 increased $6.8 million or 33.1% compared with the six months ended June 30, 2016. The key drivers of the increase were the New Jersey lawsuit settlement discussed in Note 15, net of the related income tax impact, $0.8 million related to costs incurred as a result of the name change to Life Storage, and $0.6 million related to increased salaries and benefits.

There were no acquisition related costs recorded during the six months ended June 30, 2017. Acquisition related costs were $4.1 million for the six months ended June 30, 2016 as a result of the acquisition of 34 stores during that period and $0.6 million incurred during the quarter related to the July 2016 LifeStorage, LP acquisition.

Depreciation and amortization expense increased to $75.7 million in the six months ended June 30, 2017 from $34.7 million in the same period of 2016, primarily as a result of amortization of customer lists and depreciation on the properties acquired in 2016 and 2017.

Total interest expense increased $6.2 million in the six months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of interest on the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, partially offset by reduced interest costs as a result of a one-time $7.3 million bridge loan commitment fee in June 2016, coupled with the payoff of the $150 million 6.38% term loan in April 2016 with a draw on our line of credit which carries a lower interest rate.

We did not sell any storage facilities during the six months ended June 30, 2017. During the six months ended June 30, 2016 we sold eight storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale.

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

Reconciliation of Net (Loss) Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Jun. 30, 2017	Three Months Ended Jun. 30, 2016	Six Months Ended Jun. 30, 2017	Six Months Ended Jun. 30, 2016
Net income attributable to common shareholders	$19,355	$43,456	$39,785	$71,796
Net income attributable to noncontrolling interest	77	208	172	338
Depreciation of real estate and amortization of intangible assets	37,708	17,855	74,973	33,889
Depreciation and amortization from unconsolidated joint ventures	948	581	1,716	1,153
Gain on sale of storage facilities	—	(15,270)	—	(15,270)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(229)	(223)	(502)	(429)

FFO available to common shareholders	$57,859	$46,607	$116,144	$91,477

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2017, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2017, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $108.6 million and $92.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in operating cash flows in the 2017 period compared to the 2016 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $120.9 million and $415.5 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in investing activities in the 2017 period compared to the 2016 period was primarily due to the decreased volume of acquisitions in 2017 as compared to the same period in 2016, partially offset by increased capital contributions made to joint ventures to fund acquisitions completed by those joint ventures in 2017.

Cash used in financing activities was $3.4 million for the six months ended June 30, 2017, compared to cash provided by financing activities of $1,217.4 million for the six months ended June 30, 2016. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness then outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions in the first quarter of 2016. Also on May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness then outstanding on the Company’s unsecured line of credit, with a portion held in cash at June 30, 2016. The proceeds from the May offering, the proceeds from the Company’s June 2016 unsecured senior notes offering, and draws on the line of credit were used to fund the purchase of LifeStorage, LP in July 2016 for approximately $1.3 billion.

In January 2016, the Company exercised the expansion feature of its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2017 the margin is 1.10%), and requires a 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2017 the margin is 1.15%). The interest rate at June 30, 2017 on the Company’s line of credit was approximately 2.32% (1.79% at December 31, 2016). At June 30, 2017, there was $169 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $12.9 million of mortgages payable that are secured by four storage facilities.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (the Buyback Program). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time.

Until May 2017, the Company had maintained a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC (“Wells Fargo”), Jefferies LLC (“Jefferies”), SunTrust Robinson Humphrey, Inc. (“SunTrust”), Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC (“BB&T”), pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. During the six months ended June 30, 2017 and 2016, the Company did not issue any shares of common stock under the Equity Program. The Equity Program expired in May 2017. The Company is considering entering into a new continuous equity offering program in the future.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 118,656 shares under the plan during the six months ended June 30, 2017. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the six months ended June 30, 2017, the Company acquired one self-storage facility comprising 78,000 square feet in Illinois for a purchase price of $10.1 million. As this facility was recently constructed, the capitalization rate on this purchase was 0%.

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

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2017 and at June 30, 2017, we were under contract to acquire one self-storage facility for consideration of $12.4 million.

In the six months ended June 30, 2017, we added 73,000 square feet to existing properties for a total cost of approximately $5.2 million and installed solar panels on two buildings for a total cost of approximately $0.4 million. We plan to complete an additional $30 million to $40 million of expansions and enhancements to our existing facilities in 2017, of which $20.3 million was paid as of June 30, 2017.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the first six months of 2017, we spent approximately $29.6 million on such improvements and we expect to spend approximately $11.0 million for the remainder of 2017.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2017, 217,481 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Through September 2018, $325 million of our $656 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $656 million at June 30, 2017, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $3.3 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2017. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2017.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2017. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2017.

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

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add additional claims. The parties have entered into a memorandum of understanding to settle all claims for an aggregate amount of $8.0 million and will be jointly moving for preliminary judicial approval of the settlement in August 2017. The aggregate settlement amount of $8.0 million ($5.0 million after considering income tax impact) has been recorded as a liability of the Company in the accompanying consolidated balance sheet as of June 30, 2017. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result. The settlement is subject to approval by the court, a decision on which is expected later in 2017.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016;

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 4, 2017

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 4, 2017

Date