Form 10-Q
period 2017-09-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2017-11-03
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 18, 2017, 46,536,812 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the periods ended September 30, 2017 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of September 30, 2017. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2017 (unaudited)	December 31, 2016
Assets
Investment in storage facilities:
Land	$785,929	$786,764
Building, equipment, and construction in progress	3,520,466	3,456,544
	4,306,395	4,243,308
Less: accumulated depreciation	(601,854)	(535,704)
Investment in storage facilities, net	3,704,541	3,707,604
Cash and cash equivalents	6,096	23,685
Accounts receivable	7,105	5,469
Receivable from unconsolidated joint ventures	869	1,223
Investment in unconsolidated joint ventures	134,232	67,300
Prepaid expenses	9,102	6,649
Trade name	16,500	16,500
Other assets	5,890	29,554
Total Assets	$3,884,335	$3,857,984
Liabilities
Line of credit	$329,000	$253,000
Term notes, net	1,388,808	1,387,525
Accounts payable and accrued liabilities	73,597	75,132
Deferred revenue	9,496	9,700
Fair value of interest rate swap agreements	10,923	13,015
Mortgages payable	12,764	13,027
Total Liabilities	1,824,588	1,751,399
Noncontrolling redeemable Operating Partnership Units at redemption value	17,638	18,091
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,536,812 shares outstanding at September 30, 2017 (46,454,606 at December 31, 2016)	465	464
Additional paid-in capital	2,360,881	2,348,567
Dividends in excess of net income	(300,423)	(239,062)
Accumulated other comprehensive loss	(18,814)	(21,475)
Total Shareholders’ Equity	2,042,109	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,042,109	2,088,494
Total Liabilities and Shareholders’ Equity	$3,884,335	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Revenues
Rental income	$124,044	$118,319	$363,284	$308,655
Other operating income	11,524	9,482	33,389	25,274
Total operating revenues	135,568	127,801	396,673	333,929
Expenses
Property operations and maintenance	32,662	28,382	92,178	74,396
Real estate taxes	14,498	13,102	43,431	34,670
General and administrative	10,914	10,909	38,309	31,486
Acquisition costs	—	25,220	—	29,297
Operating leases of storage facilities	141	—	283	—
Depreciation and amortization	26,149	41,405	101,896	76,082
Total operating expenses	84,364	119,018	276,097	245,931
Income from operations	51,204	8,783	120,576	87,998
Other income (expenses)
Interest expense	(16,290)	(14,647)	(47,216)	(32,024)
Interest expense – bridge financing commitment fee	—	—	—	(7,329)
Interest income	1	13	4	56
Gain on sale of storage facilities	—	—	—	15,270
Equity in income of joint ventures	752	882	2,259	2,795
Net income (loss)	35,667	(4,969)	75,623	66,766
Net (income) loss attributable to noncontrolling interest in the Operating Partnership	(171)	21	(343)	(317)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	210	—	609
Net income (loss) attributable to common shareholders	$35,496	$(4,738)	$75,280	$67,058
Earnings (loss) per common share attributable to common shareholders – basic	$0.76	$(0.10)	$1.62	$1.59
Earnings (loss) per common share attributable to common shareholders – diluted	$0.76	$(0.10)	$1.62	$1.58
Common shares used in basic earnings (loss) per share calculation	46,415,782	46,139,079	46,361,747	42,176,762
Common shares used in diluted earnings (loss) per share calculation	46,520,311	46,139,079	46,472,294	42,414,623
Dividends declared per common share	$1.00	$0.95	$2.95	$2.75

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (loss)	$35,667	$(4,969)	$75,623	$66,766
Other comprehensive income (loss):
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	802	2,931	2,661	(13,517)
Total comprehensive income (loss)	36,469	(2,038)	78,284	53,249
Comprehensive (income) loss attributable to noncontrolling interest in the Operating Partnership	(175)	8	(355)	(253)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	210	—	609
Comprehensive income (loss) attributable to common shareholders	$36,294	$(1,820)	$77,929	$53,605

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating Activities
Net income	$75,623	$66,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,896	76,082
Amortization of debt issuance costs and bond discount	2,496	8,858
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(2,259)	(2,795)
Distributions from unconsolidated joint ventures	5,071	3,875
Non-vested stock earned	4,905	5,583
Stock option expense	11	85
Deferred income taxes	(2,382)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,636)	4,308
Prepaid expenses	(2,821)	(1,080)
Receipts from joint ventures	354	182
Accounts payable and other liabilities	(618)	5,787
Deferred revenue	(204)	(3,012)
Net cash provided by operating activities	180,436	149,369
Investing Activities
Acquisitions of storage facilities, net of cash acquired	(9,576)	(1,738,538)
Improvements, equipment additions, and construction in progress	(65,978)	(44,441)
Net proceeds from the sale of real estate	1,994	34,074
Investment in unconsolidated joint ventures	(69,786)	(5,336)
Property deposit	—	(759)
Net cash used in investing activities	(143,346)	(1,755,000)
Financing Activities
Net proceeds from sale of common stock	15,633	944,872
Purchase of outstanding shares	(8,234)	—
Proceeds from line of credit	233,000	1,059,000
Repayments of line of credit	(157,000)	(898,000)
Proceeds from term notes, net of discount	—	796,682
Repayment of term note	—	(150,000)
Debt issuance costs	—	(15,253)
Settlement of forward starting interest rate swaps	—	(9,166)
Dividends paid - common stock	(137,174)	(112,688)
Distributions to noncontrolling interest holders	(641)	(557)
Mortgage principal payments	(263)	(145)
Net cash (used in) provided by financing activities	(54,679)	1,614,745
Net (decrease) increase in cash	(17,589)	9,114
Cash at beginning of period	23,685	7,032
Cash at end of period	$6,096	$16,146
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$52,633	$31,489
Cash paid for income taxes, net of refunds	$1,296	$911

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2017 (unaudited)	December 31, 2016
Assets
Investment in storage facilities:
Land	$785,929	$786,764
Building, equipment, and construction in progress	3,520,466	3,456,544
	4,306,395	4,243,308
Less: accumulated depreciation	(601,854)	(535,704)
Investment in storage facilities, net	3,704,541	3,707,604
Cash and cash equivalents	6,096	23,685
Accounts receivable	7,105	5,469
Receivable from unconsolidated joint ventures	869	1,223
Investment in unconsolidated joint ventures	134,232	67,300
Prepaid expenses	9,102	6,649
Trade name	16,500	16,500
Other assets	5,890	29,554
Total Assets	$3,884,335	$3,857,984
Liabilities
Line of credit	$329,000	$253,000
Term notes, net	1,388,808	1,387,525
Accounts payable and accrued liabilities	73,597	75,132
Deferred revenue	9,496	9,700
Fair value of interest rate swap agreements	10,923	13,015
Mortgages payable	12,764	13,027
Total Liabilities	1,824,588	1,751,399
Limited partners’ redeemable capital interest at redemption value (217,481 units outstanding at September 30, 2017 and December 31, 2016)	17,638	18,091
Partners’ Capital
General partner (467,543 and 466,721 units outstanding at September 30, 2017 and December 31, 2016, respectively)	20,597	21,065
Limited partners (46,069,269 and 45,987,885 units outstanding at September 30, 2017 and December 31, 2016, respectively)	2,040,326	2,088,904
Accumulated other comprehensive loss	(18,814)	(21,475)
Total Controlling Partners’ Capital	2,042,109	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,042,109	2,088,494
Total Liabilities and Partners’ Capital	$3,884,335	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per unit data)	2017	2016	2017	2016
Revenues
Rental income	$124,044	$118,319	$363,284	$308,655
Other operating income	11,524	9,482	33,389	25,274
Total operating revenues	135,568	127,801	396,673	333,929
Expenses
Property operations and maintenance	32,662	28,382	92,178	74,396
Real estate taxes	14,498	13,102	43,431	34,670
General and administrative	10,914	10,909	38,309	31,486
Acquisition costs	—	25,220	—	29,297
Operating leases of storage facilities	141	—	283	-
Depreciation and amortization	26,149	41,405	101,896	76,082
Total operating expenses	84,364	119,018	276,097	245,931
Income from operations	51,204	8,783	120,576	87,998
Other income (expenses)
Interest expense	(16,290)	(14,647)	(47,216)	(32,024)
Interest expense – bridge financing commitment fee	—	—	—	(7,329)
Interest income	1	13	4	56
Gain on sale of storage facilities	—	—	—	15,270
Equity in income of joint ventures	752	882	2,259	2,795
Net income (loss)	35,667	(4,969)	75,623	66,766
Net (income) loss attributable to noncontrolling interest in the Operating Partnership	(171)	21	(343)	(317)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	210	—	609
Net income (loss) attributable to common unitholders	$35,496	$(4,738)	$75,280	$67,058
Earnings (loss) per common unit attributable to common unitholders – basic	$0.76	$(0.10)	$1.62	$1.59
Earnings (loss) per common unit attributable to common unitholders – diluted	$0.76	$(0.10)	$1.62	$1.58
Common units used in basic earnings (loss) per unit calculation	46,415,782	46,139,079	46,361,747	42,176,762
Common units used in diluted earnings (loss) per unit calculation	46,520,311	46,139,079	46,472,294	42,414,623
Distributions declared per common unit	$1.00	$0.95	$2.95	$2.75
Net income (loss) attributable to general partner	$357	$(47)	$756	$674
Net income (loss) attributable to limited partners	35,139	(4,691)	74,524	66,384

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (loss)	$35,667	$(4,969)	$75,623	$66,766
Other comprehensive income (loss):
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	802	2,931	2,661	(13,517)
Total comprehensive income (loss)	36,469	(2,038)	78,284	53,249
Comprehensive (income) loss attributable to noncontrolling interest in the Operating Partnership	(175)	8	(355)	(253)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	210	—	609
Comprehensive income (loss) attributable to common unitholders	$36,294	$(1,820)	$77,929	$53,605

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating Activities
Net income	$75,623	$66,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,896	76,082
Amortization of debt issuance costs and bond discount	2,496	8,858
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(2,259)	(2,795)
Distributions from unconsolidated joint ventures	5,071	3,875
Non-vested stock earned	4,905	5,583
Stock option expense	11	85
Deferred income taxes	(2,382)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,636)	4,308
Prepaid expenses	(2,821)	(1,080)
Receipts from joint ventures	354	182
Accounts payable and other liabilities	(618)	5,787
Deferred revenue	(204)	(3,012)
Net cash provided by operating activities	180,436	149,369
Investing Activities
Acquisitions of storage facilities, net of cash acquired	(9,576)	(1,738,538)
Improvements, equipment additions, and construction in progress	(65,978)	(44,441)
Net proceeds from the sale of real estate	1,994	34,074
Investment in unconsolidated joint ventures	(69,786)	(5,336)
Property deposit	—	(759)
Net cash used in investing activities	(143,346)	(1,755,000)
Financing Activities
Net proceeds from sale of partnership units	15,633	944,872
Purchase of outstanding units	(8,234)	—
Proceeds from line of credit	233,000	1,059,000
Repayments of line of credit	(157,000)	(898,000)
Proceeds from term notes, net of discount	—	796,682
Repayment of term note	—	(150,000)
Debt issuance costs	—	(15,253)
Settlement of forward starting interest rate swaps	—	(9,166)
Distributions to unitholders	(137,174)	(112,688)
Distributions to noncontrolling interest holders	(641)	(557)
Mortgage principal payments	(263)	(145)
Net cash (used in) provided by financing activities	(54,679)	1,614,745
Net (decrease) increase in cash	(17,589)	9,114
Cash at beginning of period	23,685	7,032
Cash at end of period	$6,096	$16,146
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$52,633	$31,489
Cash paid for income taxes, net of refunds	$1,296	$911

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of September 30, 2017. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At September 30, 2017, we had an ownership interest in, and/or managed 704 self-storage properties in 29 states under the name Life Storage®. Among our 704 self-storage properties are 97 properties that we manage for unconsolidated joint ventures (see Note 9) and 41 properties that we manage and have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At September 30, 2017 and December 31, 2016, there were 217,481 noncontrolling redeemable Operating Partnership Units outstanding. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on quoted market prices, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at September 30, 2017 and December 31, 2016, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2017
Beginning balance	$18,091
Net income attributable to noncontrolling interest in the Operating Partnership	343
Distributions	(641)
Adjustment to redemption value	(155)
Ending balance	$17,638

During 2017, approximately 23% and 13% of the Company’s revenue is derived from stores in the states of Texas and Florida, respectively.

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

For the three months ended September 30, 2017 and 2016, the Company recorded compensation expense (included in general and administrative expense) of $4,000 and $4,000, respectively, related to stock options and $1,659,000 and $1,758,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense of $11,000 and $85,000, respectively, related to stock options and $4,905,000 and $5,515,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees and directors during the nine months ended September 30, 2017 and 2016. During the three months ended September 30, 2017 and 2016, 19,537 and 29,205 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2017 and 2016, 66,565 and 40,086 shares of non-vested stock, respectively, vested.

During the nine months ended September 30, 2017, the Company issued 34,240 shares of non-vested stock to employees which vest over one, five or eight years. The fair market value on the date of grant of the non-vested stock issued during the nine months ended September 30, 2017 ranged from $74.30 to $86.78, resulting in an aggregate fair value of $2.9 million.

During the nine months ended September 30, 2017, the Company granted performance-based awards that entitle the recipients to earn up to 17,888 shares if certain performance criteria are achieved over a three year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the nine months ended September 30, 2017:

(dollars in thousands)
Cost:
Beginning balance	$4,243,308
Acquisition of storage facilities	10,089
Improvements and equipment additions	67,026
Additions to consolidated subsidiary	113
Net decrease in construction in progress	(1,784)
Dispositions	(12,357)
Ending balance	$4,306,395
Accumulated Depreciation:
Beginning balance	$535,704
Additions during the period	77,105
Dispositions	(10,955)
Ending balance	$601,854

The Company acquired one self-storage facility during the nine months ended September 30, 2017. The acquisition of this facility was accounted for as an asset acquisition (see Note 14 for further discussion of the Company’s adoption of the accounting guidance under ASU 2017-01 as of January 1, 2017). The cost of this facility, including closing costs, was assigned to land, building, equipment and improvements based upon their relative fair values.

The purchase price of the facility acquired in 2017 has been assigned as follows:

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

Non-cash investing activities during the nine months ended September 30, 2017 include the assumption of net other liabilities of $13,000. Non-cash investing activities during nine months ended September 30, 2016 include the issuance of $7.8 million in Operating Partnership Units, the assumption of two mortgages with fair values totaling $8.3 million, and the assumption of net other liabilities of $7.3 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	Sep. 30, 2017	Dec. 31, 2016
In-place customer leases	$75,611	$75,611
Accumulated amortization	(75,573)	(50,782)
Net carrying value at the end of period	$38	$24,829

Amortization expense related to in-place customer leases was $0.1 million and $13.5 million for the three months ended September 30, 2017 and 2016, respectively, and was $24.8 million and $16.5 million for the nine months ended September 30, 2017 and 2016, respectively. The Company expects to record $24.8 million and $0 of amortization expense for the years ended December 31, 2017 and 2018, respectively.

Change in Useful Life Estimates

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage® to Life Storage® required replacement of signage at all existing storage facilities which are currently included in investment in storage facilities, net on the consolidated balance sheets. The replacement of this signage has been substantially completed as of September 30, 2017. As a result of this replacement of signage, the Company reassessed the estimated useful lives of the then existing signage in 2016. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.5 million in the first quarter of 2017 as depreciation was accelerated over the new useful lives. The Company does not estimate any further impact on depreciation expense as a result of the replacement of the Uncle Bob’s Self Storage® signage which is now fully depreciated.

As part of the Company’s capital improvement efforts during 2017, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $2.0 million and $3.6 million, respectively, during the three and nine month periods ended September 30, 2017. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of September 30, 2017 will have minimal additional impact on depreciation expense during the remainder of 2017.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.04 and $0.09, respectively, for the three and nine month periods ended September 30, 2017.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Sep. 30, 2017	Dec. 31, 2016
Revolving line of credit borrowings	$329,000	$253,000

Term note due June 4, 2020	325,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Term note due July 21, 2028	200,000	200,000
Total term note principal balance outstanding	$1,400,000	$1,400,000
Less: unamortized debt issuance costs	(8,289)	(9,323)
Less: unamortized senior term note discount	(2,903)	(3,152)
Term notes payable	$1,388,808	$1,387,525

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2017 the margin is 1.10%), and requires an annual 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2017 the margin is 1.15%). The interest rate at September 30, 2017 on the Company’s line of credit was approximately 2.34% (1.79% at December 31, 2016). At September 30, 2017, there was $171 million available on the unsecured revolving line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million. The indenture under which the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. The Company was in compliance with all of the financial covenants under the 2026 Senior Notes as of September 30, 2017.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. The Company was in compliance with its debt covenants at September 30, 2017.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2017, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control. At this time no change in control is planned or anticipated.

Deferred debt issuance costs and the discount on the 2026 Senior Notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016. Amortization expense related to these deferred debt issuance costs was $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million and $1.2 million for the nine month period ended September 30, 2017 and 2016, respectively, and is included in interest expense in the consolidated statements of income.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2017 and December 31, 2016 consist of the following:

(dollars in thousands)	Sep. 30, 2017	Dec. 31, 2016
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.7 million, principal and interest paid monthly (effective interest rate 5.23%)	$2,929	$2,966
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 4.31%)	4,140	4,207
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.57%)	3,955	4,002
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.6 million, principal and interest paid monthly (effective interest rate 6.27%)	1,740	1,852
Total mortgages payable	$12,764	$13,027

The table below summarizes the Company’s debt obligations and interest rate derivatives at September 30, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (2.34% at September 30, 2017)	—	—	$329,000	—	—	—	$329,000	$329,000
Notes Payable:
Term note - variable rate LIBOR+1.15% (2.38% at September 30, 2017)	—	—	—	$325,000	—	—	$325,000	$325,000
Term note - fixed rate 5.54%	—	—	—	—	$100,000	—	$100,000	$109,428
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$182,710
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$583,759
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$191,932
Mortgage note - fixed rate 4.98%	$13	$53	$56	$59	$2,748	—	$2,929	$3,061
Mortgage note - fixed rate 4.065%	$22	$92	$95	$99	$104	$3,728	$4,140	$4,190
Mortgage note - fixed rate 5.26%	$16	$67	$71	$74	$78	$3,649	$3,955	$4,203
Mortgage note - fixed rate 5.99%	$39	$160	$170	$181	$192	$998	$1,740	$1,867
Interest rate derivatives - liability	—	—	—	—	—	—	—	$10,923
Total	$90	$372	$329,392	$325,413	$103,122	$983,375	$1,741,764

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

Ineffectiveness was de minimis for the three and nine months ended September 30, 2017.

The Company has interest rate swap agreements in effect at September 30, 2017 as detailed below to effectively convert a total of $325 million of variable-rate debt to fixed-rate debt.

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

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company. During the three months ended September 30, 2017 and 2016, the net reclassification from AOCL to interest expense was $0.5 million and $1.2 million, respectively, based on payments made under the swap agreements. During the nine months ended September 30, 2017 and 2016, the net reclassification from AOCL to interest expense was $2.1 million and $3.5 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments under the interest rate swaps will be approximately $1.6 million for the 12 months ended September 30, 2018. Payments made under the interest rate swap agreements will be reclassified to interest expense as swap settlements occur or as payments under the 2026 Senior Notes are made. The fair value of the swap agreements, including accrued interest, was a liability of $10.9 million and $13.0 million at September 30, 2017 and December 31, 2016, respectively.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of September 30, 2017, the Company had not posted any collateral related to the interest rate swap agreements. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under the agreements at their net termination cost of $10.9 million.

The changes in AOCL for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

(dollars in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Accumulated other comprehensive loss beginning of period	$(19,616)	$(30,863)	$(21,475)	$(14,415)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	758	1,398	2,835	3,755
Unrealized loss from changes in the fair value of the effective portion of the interest rate swaps	44	1,533	(174)	(17,272)
Income (loss) included in other comprehensive loss	802	2,931	2,661	(13,517)
Accumulated other comprehensive loss end of period	$(18,814)	$(27,932)	$(18,814)	$(27,932)

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
September 30, 2017
Interest rate swaps	$(10,923)	—	$(10,923)	—
December 31, 2016
Interest rate swaps	$(13,015)	—	$(13,015)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

9. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties	Company common ownership interest	Carrying value of investment at Sep. 30, 2017	Carrying value of investment at Dec. 31, 2016
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$85.5 million	$43.8 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.4 million	$13.5 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$9.6 million	$0.7 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.6 million	N/A
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[6]	1	85%	$4.1 million	$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[7]	1	5%	$2.7 million	$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[8]	1	5%	$2.5 million	$2.5 million
Review Avenue Partners, LLC (“RAP”)[9]	1	40%	$11.7 million	N/A
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.3 million	N/A

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). In June 2017, Sovran HHF acquired 18 self-storage facilities for $330 million in Arizona, Nevada and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During the nine months ended September 30, 2017, the Company contributed $40.0 million as its share of capital to fund the acquisition and an additional $3.2 million to fund the repayment of certain mortgages held by the joint venture. During the nine months ended September 30, 2017, the Company received $3.2 million of distributions from Sovran HHF. As of September 30, 2017, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During the nine months ended September 30, 2017, the Company received $1.3 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. During the nine months ended September 30, 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During 2017 and 2016, the Company contributed $9.3 million and $0.7 million, respectively, as its share of capital to fund these acquisitions. During the nine months ended September 30, 2017, the Company received $0.4 million of distributions from 191 III.

[4]

In May 2017, the Company executed a joint venture agreement, Life Storage-SERS Storage LLC (“SERS”), with an unrelated third party with the purpose of acquiring and operating self-storage facilities. SERS owns three self-storage facilities in Georgia.  During the nine months ended September 30, 2017, SERS acquired these three self-storage facilities for a total of $39.1 million.  In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired.  During 2017, the Company contributed $3.6 million as its share of capital to fund these acquisitions.

[5]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $0.9 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Company received $0.1 million of distributions from Iskalo.

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

[9]

In January 2017, the Company executed a joint venture agreement, Review Avenue Partners, LLC (“RAP”), with an unrelated third party. The Company contributed $12.5 million of common capital to RAP during the nine months ended September 30, 2017. RAP is currently operating a self-storage property in New York.

[10]

In April 2017, the Company executed a joint venture agreement, N 32nd Street Self Storage, LLC (“N32”), with an unrelated third party. The Company contributed $1.3 million of common capital to N32 during the nine months ended September 30, 2017. N32 is currently developing a self-storage property in Arizona.

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

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as manager of HHF, HHF II, 191 III, SERS, and RAP. These fees, which are included in other operating income in the consolidated statements of operations, totaled $1.9 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $4.8 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Company will also earn management fees upon commencement of the operation of storage facilities owned by Urban Box, McDonald, Merrick and N32.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Sovran HHF	$588	$485	$1,750	$1,563
Sovran HHF II	398	352	1,100	1,059
191 III	(14)	—	12	—
SERS	(43)	—	(43)	—
Urban Box	—	—	—	15
RAP	(248)	—	(749)	—
Iskalo	71	45	189	158
	$752	$882	$2,259	$2,795

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2017 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,074,003
Investment in office building, net	4,872
Other assets	20,534
Total Assets	$1,099,409
Due to the Company	$869
Mortgages payable	455,676
Other liabilities	14,001
Total Liabilities	$470,546
Unaffiliated partners’ equity	495,003
Company equity	133,860
Total Partners’ Equity	628,863
Total Liabilities and Partners’ Equity	$1,099,409
Income Statement Data:
Total revenues	$68,841
Property operating expenses	(23,075)
Administrative, management and call center fees	(5,829)
Depreciation and amortization of customer list	(14,684)
Amortization of financing fees	(579)
Income tax expense	(201)
Interest expense	(10,033)
Net income	$14,440

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

The Company recorded federal and state income tax expense of $0.9 million and $0.2 million for the three months ended September 30, 2017 and 2016. The Company recorded federal and state income tax benefit of $1.3 million for the nine months ended September 30, 2017 and the Company recorded federal and state income tax expense of $0.9 million for the nine months ended September 30, 2016. At September 30, 2017 and 2016, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2017 and 2016, the Company had no interest or penalties related to uncertain tax positions. Net income taxes payable at September 30, 2017 and December 31, 2016 and the net deferred tax liability of our taxable REIT subsidiary at December 31, 2016 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. As of September 30, 2017, the Company’s taxable REIT subsidiary has a deferred tax liability of $2.9 million and deferred tax assets totaling $4.6 million. The net deferred tax asset of our taxable REIT subsidiary at September 30, 2017 is included in other assets in the consolidated balance sheets. The tax years 2013-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

Earnings Per Share

(in thousands except per share data)	Three Months Ended Sep. 30, 2017	Three Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2017	Nine Months Ended Sep. 30, 2016
Numerator:
Net income (loss) attributable to common shareholders	$35,496	$(4,738)	$75,280	$67,058
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	46,416	46,139	46,362	42,177
Effect of Dilutive Securities:
Stock options and non-vested stock	104	—	110	238
Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversion	46,520	46,139	46,472	42,415
Basic earnings (loss) per common share attributable to common shareholders	$0.76	$(0.10)	$1.62	$1.59
Diluted earnings (loss) per common share attributable to common shareholders	$0.76	$(0.10)	$1.62	$1.58

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Sep. 30, 2017	Three Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2017	Nine Months Ended Sep. 30, 2016
Numerator:
Net income (loss) attributable to common unitholders	$35,496	$(4,738)	$75,280	$67,058
Denominator:
Denominator for basic earnings (loss) per unit – weighted average units	46,416	46,139	46,362	42,177
Effect of Dilutive Securities:
Stock options and non-vested stock	104	—	110	238
Denominator for diluted earnings (loss) per unit – adjusted weighted average units and assumed conversion	46,520	46,139	46,472	42,415
Basic earnings (loss) per common unit attributable to common unitholders	$0.76	$(0.10)	$1.62	$1.59
Diluted earnings (loss) per common unit attributable to common unitholders	$0.76	$(0.10)	$1.62	$1.58

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 17,500 stock options and 133,179 unvested restricted shares for the three months ended September 30, 2017, and 270,298 unvested restricted shares for the three months ended September 30, 2016, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 14,667 stock options and 139,107 unvested restricted shares for the nine months ended September 30, 2017, and 110,757 unvested restricted shares for the nine months ended September 30, 2016, because their effect would be antidilutive.

12. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Nine Months Ended September 30, 2017
Beginning balance of total shareholders’ equity	$2,088,494
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	15,633
Purchase of outstanding shares	(8,234)
Earned portion of non-vested stock	4,905
Stock option expense	11
Deferred compensation - directors	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	155
Net income attributable to common shareholders	75,280
Amortization of terminated hedge included in AOCL	688
Change in fair value of derivatives	1,973
Dividends	(136,796)
Ending balance of total shareholders’ equity	$2,042,109

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

Until May 2017, the Company had maintained a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC, Jefferies LLC, SunTrust Robinson Humphrey, Inc., Piper Jaffray & Co., HSBC Securities (USA) Inc., and BB&T Capital Markets, a division of BB&T Securities, LLC, pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. The Equity Program expired in May 2017.

During the nine months ended September 30, 2017 and 2016, the Company did not issue any shares of common stock under the Equity Program.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time.  During 2017, the Company repurchased 112,554 of the Company’s outstanding common shares for $8.2 million under the Buyback Program, resulting in a weighted average purchase price of $73.16 per share.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 199,809 and 94,050 shares under the plan during the nine months ended September 30, 2017 and 2016, respectively. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

13. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Nine Months Ended September 30, 2017
Beginning balance of total controlling partners’ capital	$2,088,494
Net proceeds from the issuance of partnership units through Dividend Reinvestment Plan	15,633
Purchase of outstanding units	(8,234)
Earned portion of non-vested stock	4,905
Stock option expense	11
Deferred compensation - directors	—
Adjustment to redemption value on limited partners’ redeemable capital interests	155
Net income attributable to common unitholders	75,280
Amortization of terminated hedge included in AOCL	688
Change in fair value of derivatives	1,973
Distributions	(136,796)
Ending balance of total controlling partners’ capital	$2,042,109

14. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (the modified retrospective transition method). We are currently evaluating the effect of adopting ASU 2014-09 on our financial statements and related disclosures. We anticipate electing to adopt the standard using the modified retrospective transition method as of January 1, 2018.  We are also in the process of assessing which of our operating revenue streams will be impacted by the adoption of the new standard. Leases are specifically excluded from the scope of ASU 2014-09, therefore the Company does not anticipate that adoption of the new standard will have any impact on the timing or amounts of the Company’s rental revenue from customers which is over 90% of the Company’s total operating revenues.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under current guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired during the nine months ended September 30, 2017 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01.

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

15. COMMITMENT AND CONTINGENCIES

At September 30, 2017, the Company was under contract to acquire one self-storage facility for a purchase price of $12.4 million. The purchase of this facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add additional claims. The parties have entered into a memorandum of understanding to settle all claims for an aggregate amount of $8.0 million and have jointly moved for preliminary judicial approval of the settlement in November 2017. The aggregate settlement amount of $8.0 million ($5.0 million after considering income tax impact) has been recorded as a liability of the Company. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result. The settlement is subject to approval by the court, a decision on which is expected later in 2017.

16. SUBSEQUENT EVENTS

On October 3, 2017, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on October 26, 2017 to shareholders of record on October 13, 2017. The total dividend paid amounted to $46.5 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2017 THROUGH SEPTEMBER 30, 2017, COMPARED TO THE PERIOD JULY 1, 2016 THROUGH SEPTEMBER 30, 2016

We recorded rental revenues of $124.0 million for the three months ended September 30, 2017, an increase of $5.7 million or 4.8% when compared to rental revenues of $118.3 million for the same period in 2016. Of the increase in rental revenue, $0.7 million resulted from a 0.8% increase in rental revenues at the 431 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2016, excluding stores not yet stabilized, the properties we sold in 2016, three stores significantly impacted by flooding in 2016, three stores significantly impacted by flooding in 2017, and one store that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 0.1% increase in rental income per square foot and a 40 basis point increase in average occupancy. The remaining increase in rental revenue of $5.0 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $2.0 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of increased administrative fees earned on customer insurance, increased management fees earned as a result of an increase in managed properties, and as a result of the properties acquired in 2016 and 2017.

Property operations and maintenance expenses increased $4.3 million or 15.1% in the three months ended September 30, 2017 compared to the same period in 2016. The 431 core properties considered in the same store pool experienced a $0.5 million or 2.5% increase in operating expenses primarily as a result of higher internet marketing costs that have increased in an effort to drive more traffic to the Company’s website as a result of our name change to Life Storage. In addition to the same store operating expense increase, operating expenses increased $3.8 million as a result of the net activity from the stores not included in the same store pool. Real estate tax expense increased $1.4 million as a result of a 7.6% increase in property taxes on the 431 same store pool and the inclusion of taxes on the properties acquired in 2017 and 2016.

Net operating income increased $2.1 million or 2.4% as a result of the acquisitions completed since January 1, 2016, partially offset by a 0.5% decrease in our same store net operating income.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended September 30, 2017 and 2016.

	Three Months ended September 30,
(dollars in thousands)	2017	2016
Net income (loss)	$35,667	$(4,969)
General and administrative	10,914	10,909
Acquisition related costs	—	25,220
Operating leases of storage facilities	141	—
Depreciation and amortization	26,149	41,405
Interest expense	16,290	14,647
Interest income	(1)	(13)
Gain on sale of storage facilities	—	—
Equity in income of joint ventures	(752)	(882)
Net operating income	$88,408	$86,317
Net operating income
Same store	$65,292	$65,634
Other stores and management fee income	23,116	20,683
Total net operating income	$88,408	$86,317

Our 2017 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2016, excluding stores not yet stabilized, the properties we sold in 2016, three stores significantly impacted by flooding in 2016, three stores significantly impacted by flooding in 2017, and one store that the Company began to fully replace in 2017. The following table sets forth operating data for our 431 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2017	2016	Change
Same store rental income	$91,168	$90,432	0.8%
Same store other operating income	5,192	5,045	2.9%
Total same store operating income	96,360	95,477	0.9%
Payroll and benefits	7,928	7,689	3.1%
Real estate taxes	10,159	9,441	7.6%
Utilities	3,346	3,475	(3.7)%
Repairs and maintenance	2,983	3,355	(11.1)%
Office and other operating expenses	3,044	3,087	(1.4)%
Insurance	1,106	1,046	5.7%
Advertising and yellow pages	265	275	(3.6)%
Internet marketing	2,237	1,475	51.7%
Total same store operating expenses	31,068	29,843	4.1%
Same store net operating income	$65,292	$65,634	(0.5)%

			Change
Quarterly same store move ins	43,487	44,051	(564)
Quarterly same store move outs	44,784	46,104	(1,320)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. In addition, we believe our brand change to Life Storage has temporarily reduced our visibility on the internet. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the three months ended September 30, 2017 remained consistent when compared with the three months ended September 30, 2016. Increases related to income taxes were offset by reductions in training expenses and expenses related to the Company’s name change.

There were no acquisition related costs recorded during the three months ended September 30, 2017. Acquisition related costs were $25.2 million for the three months ended September 30, 2016 as a result of the acquisition of 86 stores during that period.

Depreciation and amortization expense decreased to $26.1 million in the three months ended September 30, 2017 from $41.4 million in the same period of 2016, primarily as a result of reduced amortization of customer lists partially offset by increased depreciation on the properties acquired in 2016 and 2017.

Total interest expense increased $1.6 million in the three months ended September 30, 2017 as compared to the same period in 2016 primarily as a result of increased outstanding debt balances in 2017 as compared to 2016.

FOR THE PERIOD JANUARY 1, 2017 THROUGH SEPTEMBER 30, 2017, COMPARED TO THE PERIOD JANUARY 1, 2016 THROUGH SEPTEMBER 30, 2016

We recorded rental revenues of $363.3 million for the nine months ended September 30, 2017, an increase of $54.6 million or 17.7% when compared to rental revenues of $308.7 million for the same period in 2016. Of the increase in rental revenue, $4.5 million resulted from a 1.7% increase in rental revenues at the 431 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2016, excluding stores not yet stabilized, the properties we sold in 2016, three stores significantly impacted by flooding in 2016, three stores significantly impacted by flooding in 2017, and one store that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 1.6% increase in rental income per square foot and a 90 basis point increase in average occupancy. The remaining increase in rental revenue of $50.1 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $8.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of increased administrative fees earned on customer insurance, increased management fees earned as a result of an increase in managed properties, increased acquisition fee income resulting from joint venture acquisitions, and as a result of the properties acquired in 2016 and 2017.

Property operations and maintenance expenses increased $17.8 million or 23.9% in the nine months ended September 30, 2017 compared to the same period in 2016. The 431 core properties considered in the same store pool experienced a $2.0 million or 3.3% increase in operating expenses as a result of higher payroll and benefit costs along with internet marketing costs that have increased in an effort to drive more traffic to the Company’s website as a result of our name change to Life Storage. In addition to the same store operating expense increase, operating expenses increased $15.8 million as a result of the net activity from the stores not included in the same store pool. Real estate tax expense increased $8.8 million as a result of a 6.1% increase in property taxes on the 431 same store pool and the inclusion of taxes on the properties acquired in 2017 and 2016.

Net operating income increased $36.2 million or 16.1% as a result of a 0.7% increase in our same store net operating income and the acquisitions completed since January 1, 2016.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the nine months ended September 30, 2017 and 2016.

	Nine Months ended September 30,
(dollars in thousands)	2017	2016
Net income	$75,623	$66,766
General and administrative	38,309	31,486
Acquisition related costs	—	29,297
Operating leases of storage facilities	283	—
Depreciation and amortization	101,896	76,082
Interest expense	47,216	39,353
Interest income	(4)	(56)
Gain on sale of storage facilities	—	(15,270)
Equity in income of joint ventures	(2,259)	(2,795)
Net operating income	$261,064	$224,863
Net operating income
Same store	$190,412	$189,126
Other stores and management fee income	70,652	35,737
Total net operating income	$261,064	$224,863

Our 2017 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2016, excluding stores not yet stabilized, the properties we sold in 2016, three stores significantly impacted by flooding in 2016, three stores significantly impacted by flooding in 2017, and one store that the Company began to fully replace in 2017. The following table sets forth operating data for our 431 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2017	2016	Change
Same store rental income	$267,934	$263,476	1.7%
Same store other operating income	15,250	14,644	4.1%
Total same store operating income	283,184	278,120	1.8%
Payroll and benefits	23,794	23,000	3.5%
Real estate taxes	30,480	28,717	6.1%
Utilities	8,909	9,009	(1.1)%
Repairs and maintenance	9,852	10,140	(2.8)%
Office and other operating expenses	9,100	9,100	—
Insurance	3,277	3,213	2.0%
Advertising and yellow pages	800	872	(8.3)%
Internet marketing	6,560	4,943	32.7%
Total same store operating expenses	92,772	88,994	4.2%
Same store net operating income	$190,412	$189,126	0.7%

			Change
Year-to-date same store move ins	127,096	130,200	(3,104)
Year-to-date same store move outs	120,640	123,921	(3,281)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. In addition, we believe our brand change to Life Storage has temporarily reduced our visibility on the internet. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the nine months ended September 30, 2017 increased $6.8 million or 21.7% compared with the nine months ended September 30, 2016. The key drivers of the increase were the New Jersey lawsuit settlement discussed in Note 15, net of the related income tax impact, $0.7 million related to costs incurred as a result of the name change to Life Storage, and $0.8 million related to increased salaries and benefits.

There were no acquisition related costs recorded during the nine months ended September 30, 2017. Acquisition related costs were $29.3 million for the nine months ended September 30, 2016 as a result of the acquisition of 120 stores during that period.  This amount includes $15.5 million of prepayment penalties and defeasance costs to retire LifeStorage, LP’s debt upon closing of the acquisition of LifeStorage, LP in July 2016.

Depreciation and amortization expense increased to $101.9 million in the nine months ended September 30, 2017 from $76.1 million in the same period of 2016, primarily as a result of amortization of customer lists and depreciation on the properties acquired in 2016 and 2017.

Total interest expense increased $7.9 million in the nine months ended September 30, 2017 as compared to the same period in 2016 primarily as a result of interest on the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, partially offset by reduced interest costs as a result of a one-time $7.3 million bridge loan commitment fee in June 2016, coupled with the payoff of the $150 million 6.38% term loan in April 2016 with a draw on the Company’s line of credit which carries a lower interest rate.

We did not sell any storage facilities during the nine months ended September 30, 2017. During the nine months ended September 30, 2016 we sold eight storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale.

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

Reconciliation of Net (Loss) Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Sep. 30, 2017	Three Months Ended Sep. 30, 2016	Nine Months Ended Sep. 30, 2017	Nine Months Ended Sep. 30, 2016
Net income (loss) attributable to common shareholders	$35,496	$(4,738)	$75,280	$67,058
Net income (loss) attributable to noncontrolling interest	171	(21)	343	317
Depreciation of real estate and amortization of intangible assets	25,528	41,024	100,501	74,913
Depreciation and amortization from unconsolidated joint ventures	1,267	738	2,983	1,891
Gain on sale of storage facilities	—	—	—	(15,270)
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(299)	(164)	(801)	(593)
FFO available to common shareholders	$62,163	$36,839	$178,306	$128,316

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2017, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2017, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $180.4 million and $149.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating cash flows in the 2017 period compared to the 2016 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $143.3 million and $1,755.0 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in investing activities in the 2017 period compared to the 2016 period was primarily due to the decreased volume of acquisitions in 2017 as compared to the same period in 2016, partially offset by increased capital contributions made to joint ventures to fund acquisitions completed by those joint ventures in 2017.

Cash used in financing activities was $54.7 million for the nine months ended September 30, 2017, compared to cash provided by financing activities of $1,614.7 million for the nine months ended September 30, 2016. On January 20, 2016, the Company completed the public offering of 2,645,000 shares of its common stock at $105.75 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $269.7 million. The Company used the net proceeds from the offering to repay a portion of the indebtedness then outstanding on the Company’s unsecured line of credit which had been used to fund acquisitions in the first quarter of 2016. Also on May 25, 2016, the Company completed the public offering of 6,900,000 shares of its common stock at $100.00 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $665.4 million. The Company initially used the net proceeds from the offering to repay the indebtedness then outstanding on the Company’s unsecured line of credit. The proceeds from the May public offering, the proceeds from the Company’s June 2016 unsecured senior notes offering, and draws on the line of credit were used to fund the purchase of LifeStorage, LP in July 2016 for approximately $1.3 billion.

In January 2016, the Company exercised the expansion feature of its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2017 the margin is 1.10%), and requires a 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at September 30, 2017 the margin is 1.15%). The interest rate at September 30, 2017 on the Company’s line of credit was approximately 2.34% (1.79% at December 31, 2016). At September 30, 2017, there was $171 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

In addition to the unsecured financing mentioned above, our consolidated financial statements also include $12.8 million of mortgages payable that are secured by four storage facilities.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. During 2017, the Company repurchased 112,554 of the Company’s outstanding common shares for $8.2 million under the Buyback Program, resulting in a weighted average purchase price of $73.16 per share.

Until May 2017, the Company had maintained a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC, Jefferies LLC, SunTrust Robinson Humphrey, Inc., Piper Jaffray & Co., HSBC Securities (USA) Inc., and BB&T Capital Markets, a division of BB&T Securities, LLC, pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. During the nine months ended September 30, 2017 and 2016, the Company did not issue any shares of common stock under the Equity Program. The Equity Program expired in May 2017. The Company is considering entering into a new continuous equity offering program in the future.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 199,809 and 94,050 shares under the plan during the nine months ended September 30, 2017 and 2016, respectively. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the nine months ended September 30, 2017, the Company acquired one self-storage facility comprising 78,000 square feet in Illinois for a purchase price of $10.1 million. As this facility was recently constructed, the capitalization rate on this purchase was 0%.

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

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2017 and at September 30, 2017, we were under contract to acquire one self-storage facility for consideration of $12.4 million.

In the nine months ended September 30, 2017, we added 427,000 square feet to existing properties for a total cost of approximately $29.0 million and installed solar panels on two buildings for a total cost of approximately $0.4 million. We plan to complete an additional $10 million to $15 million of expansions and enhancements to our existing facilities in 2017, of which $6.5 million was paid as of September 30, 2017.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the nine months ended September 30, 2017, we spent approximately $37.6 million on such improvements and we expect to spend approximately $4.0 million for the remainder of 2017.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2017, 217,481 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Through September 2018, $325 million of our $654 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $654 million at September 30, 2017, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $3.3 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2017. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2017.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2017. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2017.

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

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add additional claims. The parties have entered into a memorandum of understanding to settle all claims for an aggregate amount of $8.0 million and will be jointly moving for preliminary judicial approval of the settlement in November 2017. The aggregate settlement amount of $8.0 million ($5.0 million after considering income tax impact) has been recorded as a liability of the Company. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result. The settlement is subject to approval by the court, a decision on which is expected later in 2017.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock for the quarter ended September 30, 2017.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 1, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
Total	112,554	73.16	112,554	$191,765,955
(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock.  The program does not have an expiration date but may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Appointment of Joseph Saffire as New Chief Investment Officer

On November 1, 2017, Joseph V. Saffire, age 47, was appointed as Chief Investment Officer of the Company.  Also on such date, Paul T. Powell, previously the Chief Investment Officer of the Company, retired from such position.  Mr. Powell will be an advisor to the Company through 2018 and during such period will provide advice to the Company related to its real estate joint ventures and acquisitions.

Prior to joining the Company, Mr. Saffire served as Executive Vice President and Head of Commercial Banking of First Niagara Bank from April 2014 until September 2016 and served as an Executive Vice President and Head of Global Banking for Europe, the Middle East and Africa of Wells Fargo Bank from 2012 to 2014.  Prior to 2012, Mr. Saffire served in various management capacities for over 20 years with HSBC Bank, including serving as Chief Operating Officer and Head of International Corporate and Commercial Banking from 2010 to 2012 and Executive Vice President and Regional President - Corporate and Commercial Banking from 2007 to 2010.

In connection with his employment, Mr. Saffire entered into an employment agreement with the Company.  Pursuant to such employment agreement, Mr. Saffire’s current annual salary is established at $320,000.  The employment agreement also provides for severance payments in the event Mr. Saffire is terminated without cause by the Company or for good reason by Mr. Saffire and includes other terms generally consistent with the existing employment agreements for the Company’s Chief Executive Officer and other senior executive officers.  Also, in connection with his employment, Mr. Saffire was issued a restricted stock award of 1,250 shares of the Company under the terms of the Company's 2015 Award and Option Plan, which grant vests over a five year period.   The employment agreement and form of restricted stock grant are included herein as Exhibits 10.1 and 10.2, which exhibits are incorporated by reference.

The law firm of Phillips Lytle LLP has represented the Company since its inception and is currently representing the Company, and various joint ventures in which the Company has an ownership interest.  Mr. Frederick G. Attea, a partner of Phillips Lytle LLP, married Mr. Saffire’s mother-in-law in September 2017.  Phillips Lytle LLP’s legal fees for services rendered to the Company for 2016 totaled $3,345,044 and have totaled $1,898,336 for 2017.

In connection with Mr. Powell’s retirement as Chief Investment Officer, the Company and Mr. Powell entered into a Separation Agreement.  Pursuant to the Separation Agreement, Mr. Powell will continue as an employee of the Company through the end of 2017 and the Company will pay Mr. Powell a one-time cash payment of $340,000 at year end.  He will also remain eligible for a bonus, if any, under the Company’s annual incentive compensation plan for 2017 service and the performance metrics of such plan, and vest in certain restricted stock and performance shares that would have vested through the end of 2018.  The Company currently estimates that it will incur a one-time charge in the fourth quarter of 2017 of approximately $930,000 as a result of this event.  The Separation Agreement is included herein as Exhibit 10.3, which exhibit is incorporated by reference.

Appointment of Carol Hansell to the Board of Directors

Also, on November 1, 2017, the Board of Directors (the “Board”) of the Company increased the number of directors of the Board from six (6) to seven (7) and elected Carol Hansell to the Board.  The new director was elected with a term expiring at the 2018 annual meeting of shareholders of the Company.  At this time, Ms. Hansell will serve on the Governance and Nominating Committee of the Board.

Ms. Hansell, age 60, is the founder and since 2013 has been a senior partner of Hansell LLP, which provides legal and governance advice to boards of directors, shareholders and management.  Prior to 2013, Ms. Hansell was a senior partner at the law firm of Davies Ward Phillips & Vineberg LLP from 1994 to 2013 and she was an associate attorney at Olser, Hoskin & Harcourt LLP from 1988 to 1994.  Ms. Hansell brings more than 25 years of governance, government relations, legal and communications experience to the Company’s Board. She has significant experience advising both public and private companies on complex corporate governance and legal matters. Ms. Hansell has served on boards of organizations across a variety of sectors including public companies, Crown corporations, financial institutions, healthcare, not-for-profit and arts organizations. She also serves on the boards of Munich Reinsurance Company of Canada, the International Corporate Governance Network, and the American College of Governance Counsel.

There are no arrangements or understandings between the new director and any other person pursuant to which she was elected as director of the Company and the new director is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K.  The Board has affirmatively determined that the new director is independent from management and the Company’s independent registered public accounting firm within the meaning of the New York Stock Exchange listing standards and as defined in the rules and regulations of the Securities and Exchange Commission.

Ms. Hansell will receive compensation and restricted stock grants in accordance with the Company’s director compensation program, with annual compensation being prorated for the current year.

In connection with Ms. Hansell’s appointment as director, the Company, and Ms. Hansell entered into an Indemnification Agreement with respect to her service as director.   The form of Indemnification Agreement is the same as previously entered into with other directors of the Company.  In general, the Indemnification Agreements provide that the Company will, to the full extent permitted by applicable law, indemnify directors against all expenses, judgments, costs, fines and amounts paid in settlement actually incurred by directors in connection with any civil, criminal, administrative or investigative action brought against the directors by reason of their relationship with the Company.  The Indemnification Agreements provide for indemnification rights regarding third-party claims and proceedings brought by or in the right of the Company.  In addition, the Indemnification Agreements provide for the advancement of expenses incurred by directors in connection with any proceeding covered by the Indemnification Agreements as permitted by law.  A copy of the form of the Indemnification Agreement is included herein as Exhibit 10.4, which exhibit is incorporated by reference.

Amendment to Employment Agreements

Also on November 1, 2017, the Company revised the existing employment agreements between the Company, and each of Andrew J. Gregoire, the Company’s Chief Financial Officer, and Edward F. Killeen, the Company’s Chief Operating Officer (the “Amended Employment Agreements”).  Messrs. Gregoire’s and Killeen’s employment agreements were initially entered into in 1999.  The Amended Employment Agreements include revised severance provisions consistent with those included in Mr. Saffire’s employment agreement and also include other terms generally consistent with the existing employment agreements for the Company’s Chief Executive Officer and the new employment agreement with Mr. Saffire.  The Amended Employment Agreements are included herein as Exhibits 10.5 and 10.6, which exhibits are incorporated by reference.

Item 6.	Exhibits

10.1+	Employment Agreement between Life Storage, Inc., Life Storage LP and Joseph V. Saffire dated November 1, 2017

10.2+	Form of Long Term Incentive Restricted Stock Award Notice

10.3+	Separation Agreement between Life Storage, Inc., Life Storage LP and Paul T. Powell dated November 1, 2017

10.4+	Indemnification Agreement, dated as of November 1, 2017, by and among Life Storage, LP, Life Storage LP and Carol Hansell

10.5+	Amended and Restated Employment Agreement between Life Storage, Inc., Life Storage LP and Andrew J. Gregoire dated November 1, 2017

10.6+	Amended and Restated Employment Agreement between Life Storage, Inc., Life Storage LP and Edward F . Killeen dated November 1, 2017

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016;

(iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016;

(iv) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016; and

(v) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 3, 2017

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 3, 2017

Date