Form 10-K
period 2017-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2018-02-27
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Life Storage, Inc.	☒
Life Storage LP	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Life Storage, Inc.:
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Life Storage LP:
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

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

As of June 30, 2017, 46,565,213 shares of Life Storage, Inc.’s Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $3,450,482,283 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2017). As of February 12, 2018, 46,515,831 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2017, the aggregate market value of the 217,481 units of limited partnership (the “OP Units”) held by non-affiliates of Life Storage LP was $16,115,342 (based on the closing price of the Common Stock of Life Storage, Inc. on the New York Stock Exchange on June 30, 2017). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2017.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2017. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

The substantive difference between the Parent Company’s filings and the Operating Partnership’s filings is the fact that the Parent Company is a REIT with public equity, while the Operating Partnership is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or capital for the Operating Partnership) section of the consolidated balance sheets and in the consolidated statements of shareholders’ equity (or partners’ capital). Apart from the different equity treatment, the consolidated financial statements of the Parent Company and the Operating Partnership are nearly identical.

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

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2017, we had an ownership interest in and/or managed 706 self-storage properties in 28 states under the name Life Storage ®. Among our 706 self-storage properties are 98 properties that we manage for unconsolidated joint ventures, 42 properties that we manage and have no ownership interest, and two properties that we lease. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties conduct business under the customer-friendly name Life Storage ®.

At December 31, 2017, the Parent Company owned a direct or indirect interest in 662 of the Properties through the Operating Partnership, which includes 564 wholly-owned properties and 98 properties owned by unconsolidated joint ventures. In total, we own a 99.5% economic interest in the Operating Partnership and unaffiliated third parties collectively own a 0.5% limited partnership interest at December 31, 2017. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

The Parent Company was incorporated on April 19, 1995 under Maryland law. The Operating Partnership was formed on June 1, 1995 as a Delaware limited partnership and has engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities. Our principal executive offices are located at 6467 Main Street, Williamsville, New York 14221, our telephone number is (716) 633-1850 and our website is www.lifestorage.com.

We seek to enhance shareholder value through internal growth and acquisition of additional storage properties. Internal growth is achieved through aggressive property management: optimizing rental rates, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and enhancing the Properties. Should demographic and economic conditions warrant, we may develop new properties. We believe that there continues to be opportunities for growth through acquisitions, including acquisitions through unconsolidated joint ventures of the Company. We seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and improved performance through application of our expertise.

Industry Overview

We believe that self-storage facilities offer inexpensive storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Modern facilities, such as those owned and/or managed by the Company, are usually fenced and well lighted with automated access systems, surveillance cameras, and have a full-time manager. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day and in certain circumstances are provided with 24-hour access. Individual storage spaces are secured by the customer’s lock, and the customer has control of access to the space.

According to the 2018 Self-Storage Almanac, of the estimated 44,000 core self-storage facilities in the United States (those properties identified as having self-storage operated as the core business at the address), approximately 19.2% are managed by the ten largest operators. This results in a highly fragmented industry as the remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third-party management platforms.

Property Management

We have over 30 years of experience acquiring and managing self-storage facilities, and the combined experience of our key personnel makes us one of the leaders in the industry. We employ the following strategies with respect to our property management:

Our People:

We recognize the importance of quality people to the success of an organization. Accordingly, we hire and train to ensure that associates can reach their full potential. We strive to ensure that each associate conducts themselves in accordance with our core values: Teamwork, Respect, Accountability, Integrity, and Innovation. In turn, we support them with state of the art training tools including an online learning management system, a company intranet and a network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel. As such, our store associates are held to high standards for customer service, store appearance, financial performance, and overall operations.

Training & Development:

Our employees benefit from a wide array of training and development opportunities. New store employees undergo a comprehensive, proprietary training program designed to drive sales and operational results while ensuring the delivery of quality customer service. To supplement their initial training, employees enjoy continuing edification, coaching, and performance feedback, including customer satisfaction surveying, throughout their tenure.

All learning and development activities are facilitated through our online training and development portal. This portal delivers and tracks hundreds of computer-based training and compliance courses; it also administers tests, surveys, and the employee appraisal process. The Company’s training and development program encompasses the tools and support we deem essential to the success of our employees and business.

Marketing and Advertising:

The digital age has changed consumer behavior – the way people shop, their expectations, and the way we communicate with them. As such, we utilize the following strategies to market our properties and products:

•

We employ a Customer Care Center (call center) that services an average of 43,000 rental inquiries per month. Our Sales Representatives answer incoming sales calls for all of our locations, 364 days a year, 24 hours a day. In addition, they respond to email inquiries and serve as overnight customer service agents to assist customers outside of regular office hours. The team undergoes continuous training and coaching in effective storage sales techniques and best practices in customer service, which we believe results in higher conversions of inquiries to rentals.

•

We maintain a website and involve internal and external expertise to manage our internet presence and leverage a search engine and social media marketing strategy to attract customers and gain rentals online, through our call center and at our stores.  Precise targeting and tracking through campaign management and analysis allows us to attract the right customers, at the right time, for reasonable costs of acquisition.

•

Since the need for storage is largely based on timing, the goal is to create positive brand recognition through a variety of channels, both digital and traditional. When the time comes for a customer to select a storage company, we want the Life Storage brand to be on the top of their mind. We employ a variety of different strategies to create brand awareness; this includes our Life Storage rental trucks, branded merchandise such as moving and packing supplies, extensive regional marketing in the communities in which we operate, and digital targeting using search, social media and remarketing campaigns. We strive to introduce storage solutions early and often to gain the most exposure as possible for the longest amount of time.

•

Approximately 47% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate, retail and residential customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.

•

We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. We waive the truck rental charge for new move-in customers, and we believe it provides a valuable service and added incentive to choose Life Storage. Further, the prominent display of our logo turns each truck into a moving billboard.

Ancillary Income:

We know that our 393,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Whereas our Life Storage trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, and we carry a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third party carrier, on which we earn an administrative fee. We also receive incidental income from billboards and cell towers.

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

Revenue Management:

Our proprietary revenue management system is constantly evolving through the efforts of our revenue management team comprised of a group of analysts. We have the ability to change pricing instantaneously for any single unit type, at any single location, based on the occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we can implement rental rate increases at optimal times to increase revenues. Advanced pricing analytics enables us to reduce the amount of concessions, attracting a more stable customer base and discouraging short-term price shoppers. This system continues to drive revenue stability and/or growth throughout our portfolio.

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by experienced project managers. These inspections provide the basis for short and long term planned projects that are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, and snowplowing is contracted to local providers to whom we clearly communicate our standards. Further, our software tracks repairs, monitors contractor performance and measures the useful life of assets. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. In addition, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. This includes the installation of solar panels, LED lighting, energy efficient air conditioning units, and cool roofs which are all environmentally friendly and have the potential to reduce energy consumption (thereby reducing costs) in the buildings in which they are installed. We continue to implement and expand the Company’s solar panel initiative which has reduced energy consumption and costs at those installed locations.

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

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on us or our shareholders. A brief summary of the key changes from the TCJA that directly impact us and, potentially, our shareholders is set forth below. The changes described are effective for taxable years beginning after December 31, 2017, unless otherwise noted.

Under the TCJA, the corporate income tax rate is reduced from a maximum rate of 35% to a flat 21% rate. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, will apply to income earned by our taxable REIT subsidiary. This reduced rate also applies to the amount that we must withhold from our distributions to non-U.S. shareholders that are designated as capital gain dividends (or that could have been designated as capital gain dividends). The TCJA also repeals the alternative minimum tax imposed on C corporations.

The TCJA reduces the highest marginal income tax rate applicable to U.S. individuals from 39.6% to 37% (excluding the 3.8% Medicare tax on net investment income). Domestic non-corporate taxpayers continue to pay a maximum 20% rate on long-term capital gains and qualified dividend income. However, the TCJA also will allow domestic non-corporate taxpayers to deduct 20% of their dividends from REITs, excluding capital gain dividends and qualified dividend income (which continue to be subject to the 20% rate). As a result, dividend income received by our domestic non-corporate shareholders will be subject to a maximum effective federal income tax rate of 29.6% (plus the 3.8% Medicare tax on net investment income). The cumulative amount that a domestic non-corporate taxpayer may deduct for any taxable year with respect to ordinary REIT dividends from all sources (together with certain other categories of income that are eligible for such 20% deduction) may not exceed 20% of such person’s total taxable income (excluding any net capital gain). The income tax rate changes applicable to domestic non-corporate taxpayers and the 20% deduction for ordinary REIT dividends apply for taxable years beginning after December 31, 2017 and before January 1, 2026.

The TCJA generally limits the deduction for net business interest to 30% of adjusted taxable income (excluding non-business income, net operating losses, business interest income, and, for taxable years beginning before January 1, 2022, computed without regard to depreciation and amortization). This limitation on the deductibility of net business interest could result in additional taxable income for us and our taxable REIT subsidiary.

Competition

The primary factors upon which competition in the self-storage industry is based are location, rental rates, suitability of the property’s design to prospective customers’ needs, and how the property is operated and marketed. We believe we compete successfully on these factors. The extent of competition depends significantly on local market conditions. We seek to locate where we can increase market share while not adversely affecting any of our existing locations in that market. However, the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

Several of our competitors are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with our qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire additional self-storage properties via new or existing joint-venture partnerships or similar entities. We may or may not elect to have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties.

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

During 2017, the Company sold two non-strategic properties and received net cash proceeds of $16.9 million, resulting in a loss of a approximately $3.5 million. The Company has subsequently leased one of the properties sold during 2017 and will continue to operate the property through March 2020. Due to the Company’s continuing involvement in this property, the related gain on the sale of this property has been deferred and will be recognized by the Company upon termination of this lease. During 2016, we sold eight non-strategic properties in Alabama, Georgia, Mississippi, Texas and Virginia for net proceeds of approximately $34.1 million, resulting in a gain of approximately $15.3 million. During 2015, we sold three non-strategic storage facilities in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million.

Distribution Policy

We intend to pay regular quarterly distributions to our shareholders. However, future distributions by us will be at the discretion of the Board of Directors and will depend on the actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income (which does not include capital gains or losses). Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the minimum requirements.

Financing Policy

Our Board of Directors currently limits the amount of debt that may be incurred by us to less than 50% of the sum of the market value of our issued and outstanding Common and Preferred Stock plus our debt. We, however, may from time to time re-evaluate and modify our borrowing policy considering current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. In addition to our Board of Directors’ debt limits, our most restrictive debt covenants limit our leverage. However, we believe cash flow from operations, access to the capital markets and access to our credit facility, as described below, are adequate to execute our current business plan and remain in compliance with our debt covenants.

The following sets forth certain financing activities during the year ended December 31, 2017.

On December 7, 2017, the Operating Partnership issued $450 million in aggregate principal of 3.875% unsecured senior notes due December 15, 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at a 0.477% discount to par value. Interest on the 2027 Senior Notes is payable semi-annually on June 15 and December 15, beginning on June 15, 2018. The 2027 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $2.1 million and underwriting and other offering expenses totaling $4.0 million, totaled $443.9 million. The proceeds were primarily used to repay $225.0 million of the Company’s then existing variable rate term notes and to repay $210.0 million of the then outstanding balance on the Company’s line of credit.

Amounts outstanding on the Company’s line of credit at December 31, 2017 totaled $105.0 million.

To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under the line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings and equity activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 5 and 6 to the Consolidated Financial Statements filed herewith.

Employees

We currently employ a total of 1,792 employees, including 706 property managers, 47 area managers, and 785 associate managers and part-time employees. At our headquarters, in addition to our five senior executive officers, we employ 249 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.lifestorage.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our Codes of Ethics and Charters of our Governance Committee, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.lifestorage.com .

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

Our Acquisitions May Not Perform as Anticipated

We have completed hundreds of acquisitions of self-storage facilities since our initial public offering of common stock in June 1995. One of our strategies is to continue to grow by acquiring additional self-storage facilities. Acquisitions entail risks that investments will fail to perform in accordance with our expectations. Our judgments with respect to the prices paid for acquired self-storage facilities and the costs of any improvements required to bring an acquired property up to our standards may prove to be inaccurate. Acquisitions also involve general investment risks associated with any new real estate investment.

We May Incur Problems with Our Real Estate Financing

Unsecured Credit Facility, Term Notes and Senior Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders, along with senior debt of $1,050 million. This indebtedness is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The facilities limit our ability to make distributions to our shareholders, except in limited circumstances.

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

Refinancing May Not Be Available. It may be necessary for us to refinance our indebtedness through additional debt financing or equity offerings. If we were unable to refinance this indebtedness on acceptable terms, we might be forced to dispose of some of our self-storage facilities upon disadvantageous terms, which might result in losses to us and might adversely affect the cash available for distribution. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on any refinancings, our interest expense would increase, which would adversely affect our cash available for distribution and our ability to pay expected distributions to shareholders.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one and in some cases two debt ratings agencies. Should we receive a reduction in our credit rating from the agencies, the interest rate on our line of credit would increase by up to 0.50% and the interest rate on $100 million of our bank term notes would increase by up to 0.65%. Should we fail to attain an investment grade rating from the agencies, the interest rates on our $100 million term note due 2021 and our $175 million term note due 2024 would each increase by 1.750%.

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

Our current strategy is to acquire interests only in self-storage facilities. Consequently, we are subject to risks inherent in investments in a single industry. Our self-storage facilities compete with other self-storage facilities in their geographic markets. Due to competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause us to experience a decrease in occupancy levels, limit our ability to increase rents, and compel us to offer discounted rents.

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

These ownership limits may:

•

Have the effect of precluding an acquisition of control of the Company by a third party without consent of our Board of Directors even if the change in control would be in the interest of shareholders; and

•

Limit the opportunity for shareholders to receive a premium for shares of our common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of our stock or to otherwise effect a change in control of the Company.

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

Other Limitations.  Other limitations could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our outstanding common stock might receive a premium for their shares of our common stock that exceeds the then prevailing market price or that those holders might believe to be otherwise in their best interest. The issuance of shares of preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the shareholders’ interest. In addition, the Maryland General Corporation Law, or MGCL, imposes restrictions and requires specific procedures with respect to the acquisition of stated levels of share ownership and business combinations, including combinations with interested shareholders. These provisions of the MGCL could have the effect of delaying or preventing a change in control of Life Storage even if a change in control were in the shareholders’ interest. Our bylaws contain a provision exempting from the MGCL control share acquisition statute any and all acquisitions by any person of shares of our stock. However, this provision may be amended or eliminated at any time. In addition, under the Operating Partnership’s agreement of limited partnership, in general, we may not merge, consolidate or engage in any combination with another person or sell all or substantially all of our assets unless that transaction includes the merger or sale of all or substantially all of the assets of the Operating Partnership, which requires the approval of the holders of 75% of the limited partnership interests thereof. If we were to own less than 75% of the limited partnership interests in the Operating Partnership, this provision of the limited partnership agreement could have the effect of delaying or preventing us from engaging in some change of control transactions.

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

If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal income tax (including possibly increased state and local taxes) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be ineligible for qualification as a REIT for the four taxable years following the year during which our qualification was lost. As a result, distributions to the shareholders would be reduced for each of the years involved. Although we currently intend to continue to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

One of our subsidiaries has elected to be treated as a “taxable REIT subsidiary” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxed as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount, in addition to other limitations imposed on the deductibility of interest under the TCJA. In addition, if we receive or accrue certain amounts and the underlying economic arrangements between our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties.

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

Complying with REIT Requirements May Limit Our Ability to Hedge Effectively and May Cause Us to Incur Tax Liabilities

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiary would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our taxable REIT subsidiary arising after December 31, 2017 will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.

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

The Tax Cuts and Jobs Act May Impact the Attractiveness of an Investment in our Stock in Ways Difficult to Anticipate

The Tax Cuts and Jobs Act (the “TCJA”), signed into law in late 2017, significantly changed the U.S. federal income tax law applicable, and is generally for taxable years beginning after December 31, 2017. The TCJA reduced corporate and non-corporate income tax rates and changed numerous other provisions of the Code that may affect the taxation of REITs and their shareholders. These changes generally appear favorable to REITs; however, certain changes to the U.S. federal income tax laws pursuant to the TCJA could have a material and adverse effect on us. Some of these changes could reduce the relative competitive advantage of companies operating as REITs as opposed to companies not operating as REITs, including:

•	the reduction in tax rates applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single-level of taxation on REIT distributions;
•	the immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT structure; and
•	the limit on the deductibility of interest expense, which could increase the distribution requirement of REITs.

Many changes applicable to individual taxpayers are temporary – applying to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous other changes to the tax law that do not affect REITs directly, but these changes could impact our shareholders and, therefore, could indirectly affect us.

Furthermore, the TCJA was adopted in a short period of time without hearings. It is likely that Congress will have to review, and possibly modify, provisions of the TCJA in subsequent tax legislation. It is not possible to predict if or when Congress will address changes to the TCJA or when the Internal Revenue Service will issue administrative guidance on the changes made by the TCJA or how any such changes will impact us or an investment in our stock. It is possible that future changes to tax law or guidance promulgated thereunder could adversely impact us.

Shareholders are urged to consult with their tax advisors about the TCJA and any other regulatory or administrative developments and proposals with respect to taxes and their potential effect on investment in our stock.

U.S. Federal Income Tax Treatment of REITs and Investments in REITs May Change, Which May Result in the Loss of Our Tax Benefits of Operating as a REIT

Current U.S. federal income tax treatment of a REIT and an investment in a REIT may be modified by legislative, judicial or administrative action at any time, and we cannot predict when such action may occur. We cannot predict how changes in U.S. federal income tax law will affect us or our investors nor can we predict the long-term impact of tax reforms on REITs.

We May Change the Dividend Policy for Our Common Stock in the Future

In 2017, our Board of Directors authorized and we declared quarterly common stock dividends of $0.95 per share in January, and $1.00 per share for April, July and October, for a total 2017 dividend per share annual rate of $3.95 per share. In addition, our Board of Directors authorized and we declared a quarterly common stock dividend of $1.00 per share in January 2018. We can provide no assurance that our Board of Directors will not reduce or eliminate entirely dividend distributions on our common stock in the future.

Our Board of Directors will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations. The decisions to authorize and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors given conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2017, 254 of our 706 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2017, these facilities accounted for approximately 36% of store revenues. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

When We Acquire Properties in New Markets, We Will Be Subject to Increased Operational Risks

We may acquire self-storage properties in markets where we have little or no operational experience. When we enter into new markets, we will be subject to increased risks resulting from our lack of experience and infrastructure in these markets and may need to incur additional costs, both expected and unexpected, to develop our operating capabilities in these markets. These risks could materially and adversely affect us, including our growth prospects, financial condition and results of operations.

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

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that resulted in a significant outage of our systems or those of our third-party providers, despite our use of back up and redundancy measures. Further, viruses and other related risks could negatively impact our information technology processes. We could also be subject to a “cyber-attack” or other data security breach which would penetrate our network security, resulting in misappropriation of our confidential information, including customer personal information. System disruptions and shutdowns could also result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to move out of rented storage spaces. Such events could lead to lost future sales and adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2017, we held ownership interests in, leased, and/or managed a total of 706 Properties situated in 28 states. Among our 706 self-storage properties are 98 properties that we manage for unconsolidated joint ventures of which we have varying percentage ownership interests. For additional information regarding unconsolidated joint ventures, see Note 11 to the Consolidated Financial Statements filed herewith.

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

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2017:

	Number of Stores at December 31, 2017	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	21	1,581,503	12,157	2.35%
Arizona	25	1,741,275	15,743	3.00%
California	28	2,538,426	22,751	6.28%
Colorado	11	769,437	6,828	1.80%
Connecticut	11	834,952	8,705	2.16%
Florida	95	6,422,451	63,243	13.49%
Georgia	34	2,355,069	20,193	4.23%
Illinois	45	3,348,867	33,810	7.40%
Kentucky	2	142,764	1,322	0.28%
Louisiana	16	954,965	8,088	1.66%
Maine	5	233,136	2,295	0.61%
Maryland	3	138,839	1,619	0.36%
Massachusetts	15	817,298	8,244	2.06%
Mississippi	12	885,381	6,614	1.48%
Missouri	14	948,066	8,498	1.86%
Nevada	22	1,633,278	13,708	2.81%
New Hampshire	10	725,123	6,222	1.40%
New Jersey	29	2,091,277	21,891	5.79%
New York	46	2,827,529	28,684	6.77%
North Carolina	22	1,361,090	12,632	2.20%
Ohio	25	1,656,927	13,940	2.72%
Pennsylvania	11	688,019	5,961	1.37%
Rhode Island	4	205,871	1,922	0.49%
South Carolina	14	901,444	7,974	1.67%
Tennessee	7	510,619	4,231	0.85%
Texas	159	11,745,044	97,320	22.51%
Virginia	18	1,382,818	12,576	2.21%
Wisconsin	2	169,595	1,726	0.19%
Total	706	49,611,063	448,897	100.0%

At December 31, 2017, the Properties had an average occupancy of 88.7% and an annualized rent per occupied square foot of $14.07.

Item 3.	Legal Proceedings

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add additional claims. The parties have entered into a memorandum of understanding to settle all claims for an aggregate amount of $8.0 million. In February 2018, the motion for the preliminary approval of the proposed class action settlement was granted. The aggregate settlement amount of $8.0 million ($6.0 million after considering income tax impact) has been recorded as a liability of in the Company’s consolidated balance sheet. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result. The settlement is subject to final approval by the court, a decision which is expected in 2018.

Item 4.	Mine Safety Disclosures

Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “LSI”. Set forth below are the high and low sales prices for our Common Stock for each full quarterly period within the two most recent fiscal years.

Quarter 2016	High	Low
1st	$118.18	$98.80
2nd	$117.81	$98.93
3rd	$107.71	$86.45
4th	$88.89	$77.00

Quarter 2017	High	Low
1st	$89.24	$79.38
2nd	$87.87	$72.08
3rd	$83.90	$69.00
4th	$91.75	$77.88

As of February 12, 2018, there were approximately 590 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2017 represent 83% ordinary income and 17% return of capital.

History of Dividends Declared on Common Stock

January 2016	$0.85 per share
April 2016	$0.95 per share
July 2016	$0.95 per share
October 2016	$0.95 per share

January 2017	$0.95 per share
April 2017	$1.00 per share
July 2017	$1.00 per share
October 2017	$1.00 per share

For each quarter in 2016 and 2017, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a share of common stock for such quarter.

The following table summarizes our purchases of our common stock for the year ended December 31, 2017.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 1, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955

(1) On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The program does not have an expiration date but may be suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2017, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	76,106	$45.59	—
2015 Award and Option Plan (2)	124,402	$—	345,383
2009 Outside Directors’ Stock Option and Award Plan	18,500	$79.58	67,871
Deferred Compensation Plan for Directors (1)	21,540	N/A	22,598
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

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

(2)

Includes the maximum number of shares (124,402) that could be issued as part of 2015, 2016 and 2017 performance-based awards. The actual number of shares to be issued will be determined at the end of the three-year performance periods in 2018, 2019 and 2020. See Note 9 to our consolidated financial statements filed herewith.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2012 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2012 - DECEMBER 31, 2017

	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017
S&P	100.00	132.39	150.51	152.59	170.84	208.14
NAREIT	100.00	102.47	133.35	137.61	149.33	157.14
LSI	100.00	108.13	150.19	191.34	157.66	173.11

The foregoing item assumes $100.00 invested on December 31, 2012, with dividends reinvested.

Item 6.	Selected Financial Data

LIFE STORAGE, INC.

The following table sets forth selected financial and operating data on an historical consolidated basis for the Parent Company. The selected historical financial data as of and for the five-year period ended December 31, 2017 are derived from the Parent Company’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Parent Company included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Operating Data
Operating revenues	$529,750	$462,608	$366,602	$326,080	$273,507
Income from continuing operations	96,809	84,956	113,077	89,057	71,472
Income from discontinued operations (1)	—	—	—	—	3,123
Net income	96,809	84,956	113,077	89,057	74,595
Net income attributable to common shareholders	96,365	85,225	112,524	88,531	74,126
Income from continuing operations per common share attributable to common shareholders – diluted	2.07	1.96	3.16	2.67	2.26
Net income per common share attributable to common shareholders – basic	2.08	1.97	3.18	2.68	2.37
Net income per common share attributable to common shareholders – diluted	2.07	1.96	3.16	2.67	2.36
Dividends declared per common share (2)	3.95	3.70	3.20	2.72	2.02
Balance Sheet Data
Investment in storage facilities at cost	$4,321,410	$4,243,308	$2,491,702	$2,177,983	$1,864,637
Total assets	3,876,774	3,857,984	2,118,822	1,850,727	1,558,894
Total debt	1,726,763	1,653,552	827,643	797,054	623,273
Total liabilities	1,829,078	1,751,399	898,336	861,236	675,245
Other Data
Net cash provided by operating activities	$248,580	$225,550	$186,198	$146,068	$120,646
Net cash used in investing activities	(156,510)	(1,796,069)	(328,689)	(334,993)	(114,345)
Net cash (used in) provided by financing activities	(106,588)	1,587,184	140,968	187,944	(4,032)

(1)	In 2013 we sold four stores whose results of operations and gain on disposal are classified as discontinued operations for all previous years presented.
(2)

In 2013 we declared regular quarterly dividends of $0.48 in January and April, and $0.53 in July and October. In 2014 we declared regular quarterly dividends of $0.68 in January, April, July and October. In 2015 we declared regular quarterly dividends of $0.75 in January and April, and $0.85 in July and October. In 2016 we declared regular quarterly dividends of $0.85 in January and $0.95 in April, July and October. In 2017 we declared regular quarterly dividends of $0.95 in January and $1.00 in April, July and October.

LIFE STORAGE LP

The following table sets forth selected financial and operating data on an historical consolidated basis for the Operating Partnership. The selected historical financial data as of and for the five-year period ended December 31, 2017 are derived from the Operating Partnership’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Operating Partnership included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2017	2016	2015	2014	2013
Operating Data
Operating revenues	$529,750	$462,608	$366,602	$326,080	$273,507
Income from continuing operations	96,809	84,956	113,077	89,057	71,472
Income from discontinued operations (1)	—	—	—	—	3,123
Net income	96,809	84,956	113,077	89,057	74,595
Net income attributable to common unitholders	96,365	85,225	112,524	88,531	74,126
Income from continuing operations per common unit attributable to common unitholders – diluted	2.07	1.96	3.16	2.67	2.26
Net income per common unit attributable to common unitholders – basic	2.08	1.97	3.18	2.68	2.37
Net income per common unit attributable to common unitholders – diluted	2.07	1.96	3.16	2.67	2.36
Distributions declared per common unit (2)	3.95	3.70	3.20	2.72	2.02
Balance Sheet Data
Investment in storage facilities at cost	$4,321,410	$4,243,308	$2,491,702	$2,177,983	$1,864,637
Total assets	3,876,774	3,857,984	2,118,822	1,850,727	1,558,894
Total debt	1,726,763	1,653,552	827,643	797,054	623,273
Total liabilities	1,829,078	1,751,399	898,336	861,236	675,245
Other Data
Net cash provided by operating activities	$248,580	$225,550	$186,198	$146,068	$120,646
Net cash used in investing activities	(156,510)	(1,796,069)	(328,689)	(334,993)	(114,345)
Net cash (used in) provided by financing activities	(106,588)	1,587,184	140,968	187,944	(4,032)

(1)	In 2013 we sold four stores whose results of operations and gain on disposal are classified as discontinued operations for all previous years presented.
(2)

In 2013 we declared regular quarterly distributions of $0.48 in January and April, and $0.53 in July and October. In 2014 we declared regular quarterly distributions of $0.68 in January, April, July and October. In 2015 we declared regular quarterly distributions of $0.75 in January and April, and $0.85 in July and October. In 2016 we declared regular quarterly distributions of $0.85 in January and $0.95 in April, July and October. In 2017 we declared regular quarterly distributions of $0.95 in January and $1.00 in April, July and October.

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

Business and Overview

We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. All our stores conduct business under the customer-friendly name Life Storage ®.

Operating Strategy

Our operating strategy is designed to generate growth and enhance value by:

A.	Increasing operating performance and cash flow through aggressive management of our stores:
•	We seek to differentiate our self-storage facilities from our competition through innovative marketing and value-added product offerings including:
o	Strategic and efficient Web and Mobile marketing that places Life Storage in front of customers in search engines at the right time for conversion;
o	Regional marketing which creates effective brand awareness in the cities where we do business;
o

Our Customer Care Center, established in 2000, answers sales inquiries and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts;

o

Our truck move-in program, under which, at present, 396 of our stores offer a free Life Storage truck to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

o	Our dehumidification system, which provides our customers with a better environment to store their goods and improves yields on our Properties;
•

Our customized computer applications link each of our primary sales channels (customer care center, web, and store) allowing for real time access to space type and inventory, pricing, promotions, and other pertinent store information. This also provides us with raw data on historical and current pricing, move-in and move-out activity, specials and occupancies, etc. This data is then used within the advanced pricing analytics programs employed by our revenue management team;

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
•

We see our management business as a source of future acquisitions. We hold a minority interest in multiple joint ventures which hold a total of 98 properties that we manage. In addition, we manage 42 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

D.	Expanding and enhancing our existing stores:
•

Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2013, we added 295,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $17.9 million; in 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million; in 2015, we added 256,000 square feet to existing Properties and converted 5,000 square feet to premium storage for a total cost of approximately $14.1 million; in 2016, we added 343,000 square feet to existing Properties and converted 55,000 square feet to premium storage for a total cost of approximately $22.4 million; and in 2017, we added 382,000 square feet to existing Properties and converted 122,000 square feet to premium storage for a total cost of approximately $35.2 million. From 2012 through 2017 we also installed solar panels on 23 buildings for a total cost of approximately $7.7 million. Our solar panel initiative, which began in 2011, has reduced energy consumption at those installed locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro market specific in that a majority of our business comes from within a five mile radius of our stores. Suppressed economic conditions and a tight credit market environment resulted in a decrease in new supply on a national basis from 2010-2015, but the out-performance of the sector compared to other real estate asset classes has drawn new capital to self-storage. The Company experienced significant new competition beginning in 2016, especially in its Texas markets, and expects noticeable growth in new supply at least through 2019. Despite the inflow of additional properties, we have seen capitalization rates on quality acquisitions in the top fifty major metropolitan markets (expected annual return on investment) remain stable at approximately 5.00% to 5.50%.

Beginning in 2010, subsequent to the economic recession in 2009, we have experienced annual same store sales increases up to and including the current year. We feel our recent performance further supports the notion that the self-storage industry holds up well regardless of the prevailing economic landscape.

We believe our same-store move-ins in 2017 were lower than 2016 due to the fact that our stores had higher occupancy in 2017, resulting in less space to rent. We believe the reduction in same store move-outs is a result of customers renting with us for longer periods.

	2017	2016	Change
Same store move ins	162,980	167,856	(4,876)
Same store move outs	160,007	165,193	(5,186)
Difference	2,973	2,663	310

Elevated property tax increases is a trend that we experienced from 2014 through 2017. We expect same store expense growth resulting from increases in wages, health costs, property insurance and property tax increases in 2018, partially offset by decreased internet marketing costs. We believe the same store expense increases will be at manageable levels.

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

Assigning purchase price to assets acquired: Upon adoption of Accounting Standards Update 2017-01, most of our self-storage facility acquisitions are not considered business combinations and are treated as asset acquisitions. As a result, the cost of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the relative fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual property based on various factors specific to the properties and the functional, economic and other factors affecting each property. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use financial projections and applicable discount rates to estimate the fair values of properties acquired, as well as current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for the age, condition, and economic obsolescence associated with these assets. The fair values of in-place customer leases are based on the rent that would be lost due to the amount of time required to replace existing customers which is based on our historical experience with market demand and turnover in our facilities.

Carrying value of storage facilities: We believe our judgment regarding the impairment of the carrying value of our storage facilities is a critical accounting policy. Our policy is to assess the carrying value of our storage facilities for impairment whenever events or circumstances indicate that the carrying value of a storage facility may not be recoverable. Such events or circumstances would include negative operating cash flow, significant declining revenue per storage facility, significant damage sustained from accidents or natural disasters, or an expectation that, more likely than not, a property will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. When indicators of impairment exist, impairment is evaluated based upon comparing the sum of the expected undiscounted future cash flows to the carrying value of the storage facility, on a property by property basis. If the sum of the undiscounted cash flows is less than the carrying value of the storage facility, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset group. If cash flow projections are inaccurate and in the future it is determined that storage facility carrying values are not recoverable, impairment charges may be required at that time and could materially affect our operating results and financial position. Estimates of undiscounted cash flows could change based upon changes in market conditions, expected occupancy rates, etc. No assets had been determined to be impaired under this policy in 2017.

Estimated useful lives of long-lived assets: We believe that the estimated lives used for our depreciable, long-lived assets is a critical accounting policy. We periodically evaluate the estimated useful lives of our long-lived assets to determine if any changes are warranted based upon various factors, including changes in the planned usage of the assets, customer demand, etc. Changes in estimated useful lives of these assets could have a material adverse impact on our financial condition or results of operations. In 2017, the Company changed the useful lives of certain assets at self-storage facilities that were identified for replacement as part of the Company’s capital improvement efforts in 2017. Additionally, in 2016, the Company changed the useful lives of existing Uncle Bob’s Self Storage ® signs as a result of the change in the name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ® which required replacement of the existing signage. These changes resulted in a combined increase in depreciation expense of approximately $4.4 million in 2017 as depreciation was accelerated over the new useful lives. The Company estimates that the change related to storage-facility asset replacement will result in an additional increase in depreciation expense of approximately $0.3 million in 2018. We have not made any other significant changes to the estimated useful lives of our long-lived assets and we do not have any current expectation of making significant changes in 2018 other than potentially on any assets identified for replacement in 2018.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

We recorded rental revenues of $485.3 million for the year ended December 31, 2017, an increase of $57.2 million or 13.4% when compared to 2016 rental revenues of $428.1 million. Of the increase in rental revenue, $5.6 million resulted from a 1.6% increase in rental revenues at the 430 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2016, excluding stores not yet stabilized, the properties we sold in 2016 and 2017, six stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 30 basis point increase in average occupancy and a 0.8% increase in rental income per square foot. The remaining increase in rental revenue of $51.6 million resulted from the stores not included in the same store pool. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $9.9 million for the year ended December 31, 2017 compared to 2016 primarily due to increased administrative fees earned on customer insurance, increased management fees earned on managed properties, and increased acquisition fees earned on properties acquired by unconsolidated joint ventures.

Property operations and maintenance expenses increased $19.4 million or 18.8% in 2017 compared to 2016. The 430 core properties considered in the same store pool experienced a $2.3 million or 2.9% increase in such expenses as a result of increases in payroll and higher internet marketing costs in an effort to drive more traffic to the Company’s website as a result of our name change to Life Storage. In addition to the same store increase, property operations and maintenance expenses increased $17.1 million due to the net activity from the stores not included in the same store pool. Real estate tax expense increased $9.8 million or 20.4% in 2017 compared to 2016. The 430 core properties considered in the same store pool experienced a $2.5 million or 6.6% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $7.3 million from the stores not included in the same store pool.

Our 2017 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2016, excluding the stores not yet stabilized, the properties we sold in 2016 and 2017, six stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017. We believe that same store results is a meaningful measure to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP.

The following table sets forth operating data for our 430 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2017	2016	Change
Same store rental income	$357,428	$351,818	1.6%
Same store other operating income	20,063	19,361	3.6%
Total same store operating income	377,491	371,179	1.7%
Payroll and benefits	32,112	30,857	4.1%
Real estate taxes	40,459	37,960	6.6%
Utilities	11,686	11,710	(0.2)%
Repairs and maintenance	13,613	14,236	(4.4)%
Office and other operating expenses	12,140	12,113	0.2%
Insurance	4,380	4,257	2.9%
Advertising	1,070	1,146	(6.6)%
Internet marketing	8,250	6,609	24.8%
Total same store operating expenses	123,710	118,888	4.1%
Same store net operating income	$253,781	$252,291	0.6%

Net operating income increased $37.9 million or 12.2%% as a result of a 0.6% increase in our same store net operating income and the acquisitions completed since January 1, 2016.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, loss on sale of real estate, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, gain on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2017 and 2016 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2017	2016
Net income	$96,809	$84,956
General and administrative	50,031	43,103
Acquisition related costs	—	29,542
Write-off of acquired property deposits	—	1,783
Operating leases of storage facilities	424	—
Depreciation and amortization	127,485	117,081
Interest expense	74,362	54,504
Interest income	(7)	(67)
Loss (gain) on sale of storage facilities	3,503	(15,270)
Gain on sale of real estate	—	(623)
Equity in income of joint ventures	(3,314)	(3,665)
Net operating income	$349,293	$311,344
Net operating income
Same store	253,781	252,291
Other stores and management fee income	95,512	59,053
Total net operating income	$349,293	$311,344

General and administrative expenses increased $6.9 million or 16.1% from 2016 to 2017. The key drivers of the increase were the New Jersey lawsuit settlement discussed in Note 14 to the consolidated financial statements and $0.9 million in officer severance recorded in 2017.

There were no acquisition related costs recorded in 2017 as no 2017 acquisitions were considered business combinations. Acquisition related costs were $29.5 million in 2016 related to the acquisition of 122 stores during that period, including the acquisition of LifeStorage, LP.

Depreciation and amortization expense increased to $127.5 million in 2017 from $117.1 million in 2016, primarily due to depreciation related to the properties acquired in 2016 and 2017 and accelerated depreciation on storage facility assets identified for replacement in 2017.

Interest expense increased from $54.5 million in 2016 to $74.4 million in 2017. The increase was primarily due to a full year of interest in 2017 on the $600 million 3.5% senior notes issued in June 2016 and the $200 million 3.67% term loan entered into in July 2016, and $9.6 million of interest expense recorded in 2017 related to interest rate swaps settled in 2017 and the termination of the related hedging relationships.

During 2017, we sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of approximately $16.9 million, resulting in a $3.5 million loss on sale. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2020. During 2016, we sold eight non-strategic storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

We recorded rental revenues of $428.1 million for the year ended December 31, 2016, an increase of $89.7 million or 26.5% when compared to 2015 rental revenues of $338.4 million. Of the increase in rental revenue, $16.1 million resulted from a 5.0% increase in rental revenues at the 417 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2015, excluding the properties we sold in 2016 and 2015, three properties purchased prior to January 1, 2015 that have not yet stabilized and three properties significantly impacted by flooding in 2016). The increase in same store rental revenues was a result of a 50 basis point increase in average occupancy and a 4.3% increase in rental income per square foot. The remaining increase in rental revenue of $73.6 million resulted from the revenues from the acquisition of 145 properties completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the revenue decrease as a result of eight self-storage properties sold in 2016 and three self-storage properties sold in 2015. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $6.3 million for the year ended December 31, 2016 compared to 2015 primarily due to increased administrative fees earned on customer insurance.

Property operations and maintenance expenses increased $21.4 million or 26.2% in 2016 compared to 2015. The 417 core properties considered in the same store pool experienced a $1.0 million or 1.3% increase in such expenses due to increases in payroll and internet marketing costs. The same store pool benefited from reduced utilities, snow removal costs, insurance and yellow page advertising expense. In addition to the same store increase, property operations and maintenance expenses increased $20.4 million from the acquisition of 145 properties completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the operating expense decrease as a result of eight self-storage properties sold in 2016 and three self-storage properties sold in 2015. Real estate tax expense increased $11.3 million or 30.9% in 2016 compared to 2015. The 417 core properties considered in the same store pool experienced a $1.9 million or 5.3% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $9.4 million from the acquisition of 145 properties completed since January 1, 2015 (excluding the four properties purchased in 2015 that had been leased since November 2013 and are included in the same store pool), slightly offset with the real estate tax expense decrease as a result of eight self-storage properties sold in 2016 and three self-storage properties sold in 2015.

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

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2016	2015	Change
Same store rental income	$339,773	$323,664	5.0%
Same store other operating income	18,693	17,085	9.4%
Total same store operating income	358,466	340,749	5.2%
Payroll and benefits	29,754	28,843	3.2%
Real estate taxes	36,707	34,847	5.3%
Utilities	11,217	11,789	(4.9)%
Repairs and maintenance	13,516	13,412	0.8%
Office and other operating expenses	11,703	11,373	2.9%
Insurance	4,035	4,414	(8.6)%
Advertising and yellow pages	1,114	1,352	(17.6)%
Internet marketing	6,409	5,557	15.3%
Total same store operating expenses	114,455	111,587	2.6%
Same store net operating income	$244,011	$229,162	6.5%

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

	Year ended December 31,
(dollars in thousands)	2016	2015
Net income	$84,956	$113,077
General and administrative	43,103	38,659
Acquisition related costs	29,542	2,991
Write-off of acquired property deposits	1,783	—
Operating leases of storage facilities	—	683
Depreciation and amortization	117,081	58,506
Interest expense	54,504	37,124
Interest income	(67)	(5)
(Gain) loss on sale of storage facilities	(15,270)	494
Gain on sale of real estate	(623)	—
Equity in income of joint ventures	(3,665)	(3,405)
Net operating income	$311,344	$248,124
Net operating income
Same store	244,011	229,162
Other stores and management fee income	67,333	18,962
Total net operating income	$311,344	$248,124

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

Acquisition related costs were $29.5 million in 2016 related to the acquisition of 122 stores, including the acquisition of LifeStorage, LP. Acquisition related costs for 2015 were $3.0 million related to the acquisition of 27 stores.

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

Depreciation and amortization expense increased to $117.1 million in 2016 from $58.5 million in 2015, primarily as a result of amortization and depreciation related to the properties acquired in 2015 and 2016 and accelerated depreciation on existing signage was replaced as a result of the change in name of the Company’s storage facilities in 2016 to Life Storage ®.

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

In October and November of 2011, NAREIT issued guidance for reporting FFO that reaffirmed NAREIT’s view that impairment write-downs of depreciable real estate should be excluded from the computation of FFO. This view is because impairment write-downs are akin to and effectively reflect the early recognition of losses on prospective sales of depreciable property or represent adjustments of previously charged depreciation. Since depreciation of real estate and gains/losses from sales are excluded from FFO, it is NAREIT’s view that it is consistent and appropriate for write-downs of depreciable real estate to also be excluded. Our calculation of FFO excludes impairment write-downs of investments in storage facilities.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Net income attributable to common shareholders	$96,365	$85,225	$112,524	$88,531	$74,126
Net income attributable to noncontrolling interests in the Operating Partnership	444	398	553	526	469
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	125,580	115,531	57,429	50,827	44,369
Depreciation of real estate included in discontinued operations	—	—	—	—	313
Depreciation and amortization from unconsolidated joint ventures	4,296	2,595	2,435	1,666	1,496
Loss (gain) on sale of real estate	3,503	(15,270)	494	(5,176)	(2,852)
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,045)	(857)	(848)	(806)	(742)
Funds from operations available to common shareholders	$229,143	$187,622	$172,587	$135,568	$117,179

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2017, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2017, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $248.6 million, $225.6 million, and $186.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increases in operating cash flows from 2016 to 2017 and from 2015 to 2016 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses and other non-cash items during these periods.

Cash used in investing activities was $156.5 million, $1,796.1 million, and $328.7 million for the years ended December 31, 2017, 2016, and 2015 respectively. The decrease in cash used from 2016 to 2017 was primarily a result of the acquisition of LifeStorage, LP and other acquisitions made in 2016, partially offset by an increase in the Company’s investment in unconsolidated joint ventures in 2017. The increase in cash used in investing activities from 2015 to 2016 was primarily a result of the acquisition of LifeStorage, LP and other acquisitions made in 2016, partially offset by increased proceeds on the sale of storage facilities in 2016.

Cash used in financing activities was $106.6 million in 2017 compared to cash provided by financing activities of $1,587.2 million in 2016. In 2017, the Company increased its dividends paid on its common stock from $156.2 million in 2016 to $183.7 million in 2017. On December 7, 2017, the Operating Partnership issued $450 million in senior notes, the proceeds of which were used primarily to repay $225 million of then outstanding term notes and to pay down the Company’s revolving line of credit. Also, during 2017, the Company repurchased 112,554 of the Company’s outstanding common shares for $8.2 million under the Company’s Buyback Program discussed further below. In 2016, the Company received net proceeds from the sale of common stock through public offerings of $935.1 million. The Company also received net proceeds from the issuance of term notes of $796.7 million and net proceeds from the Company’s revolving credit line of $174.0 million in 2016. Further, the Company settled pre-issuance interest rate swaps on the 2026 Notes (discussed further below) for $9.2 million in 2016. Cash provided by financing activities was $1,587.2 million in 2016 compared to $141.0 million in 2015. The increase from 2015 to 2016 was primarily a result of the previously mentioned 2016 activity and a $43.2 million increase in dividends paid.

For the years 2015, 2016 and 2017, see Note 5 to the consolidated financial statements for details of the Company’s unsecured line of credit and term note activity, Note 6 to the consolidated financial statements for the Company’s mortgage activity and related details, and Note 12 to the consolidated financial statements for the Company’s equity activity.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

Future acquisitions, our expansion and enhancement program, and share repurchases are expected to be funded with future cash flows from operations, draws on our line of credit, issuance of common and preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and share repurchases.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2018	2019-2020	2021-2022	2023 and thereafter
Line of credit	$105,000	$—	$105,000	$—	$—
Term notes	1,625,000	—	100,000	100,000	1,425,000
Mortgages payable	12,674	372	806	3,516	7,980
Interest payments	514,859	65,912	126,483	111,481	210,983
Land leases	9,103	566	1,135	1,137	6,265
Expansion and enhancement contracts	32,807	32,807	—	—	—
Building leases	14,676	2,328	4,068	3,431	4,849
Total	$2,314,119	$101,985	$337,492	$219,565	$1,655,077

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2017 rates.

ACQUISITION OF PROPERTIES

In 2017, we acquired two self-storage facilities comprising 148,000 square feet in Illinois (1) and North Carolina (1) for a total purchase price of $22.6 million. As both of these acquisitions were of newly constructed facilities, the weighted average capitalization rate for each acquisition was 0%. In 2016, we acquired 122 self-storage facilities comprising 9.4 million square feet in Arizona (1), California (22), Colorado (6), Connecticut (2), Florida (11), Illinois (25), Massachusetts (1), Mississippi (1), New Hampshire (5), Nevada (17), New York (4), Pennsylvania (1), South Carolina (1), Texas (23), Utah (1), and Wisconsin (1) for a total purchase price of $1,783.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 3.6% on these purchases and ranged from 0% on recently constructed facilities to 6.7% on mature facilities. In 2015, we acquired 27 self-storage facilities comprising 2.0 million square feet in Arizona (1), Connecticut (2), Florida (6), Illinois (2), Massachusetts (1), New York (6), North Carolina (1), Pennsylvania (1), South Carolina (6) and Texas (1) for a total purchase price of $281.2 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.3% on these purchases and ranged from 0% on recently constructed facilities to 6.4% on mature facilities. Four facilities acquired in Connecticut and New York in 2015 had been leased by the Company since November 1, 2013 and the operating results of these four facilities have been included in the Company’s operations since that date.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets.

In 2017, we added 382,000 square feet to existing Properties and converted 122,000 square feet to premium storage for a total cost of approximately $35.2 million. In 2017 we also installed solar panels on two buildings for a total cost of approximately $0.4 million. Although we do not expect to construct any new facilities in 2018, we do plan to complete $40 million to $50 million in expansions and enhancements to existing facilities of which $12.1 million was paid prior to December 31, 2017.

In 2017, the Company spent approximately $47.8 million for recurring capitalized expenditures including roofing, paving, office renovations, and new signs related to our rebranding. We expect to spend $20 million to $25 million in 2018 on similar capital expenditures as we do not expect significant sign related expenditures in 2018.

DISPOSITION OF PROPERTIES

During 2017, we sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of approximately $16.9 million, resulting in a $3.5 million loss on sale. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2020. During 2016, we sold eight non-strategic storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. During 2015, we sold three non-strategic storage facilities purchased during 2014 and 2015 in Missouri and South Carolina for net proceeds of approximately $4.6 million, resulting in a loss of approximately $0.5 million.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell additional Properties to third parties or joint venture partners in 2018.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in nine self-storage joint ventures in which we have ownership interests ranging from 5% to 85%, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for these real estate entities under the equity method. The debt held by the unconsolidated real estate entities is secured by the real estate owned by these entities and is non-recourse to us. See Note 11 to our consolidated financial statements for additional details.

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

We have entered into an interest rate swap agreement to help mitigate the effects of fluctuations in interest rates on our variable rate debt. Upon renewal or replacement of the credit facility, our total interest may change dependent on the terms we negotiate with the lenders; however, the LIBOR base rates have been contractually fixed on $100 million of our floating rate bank debt through the interest rate swap termination date. Forward starting interest rate swaps have also been used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. See Note 7 to our consolidated financial statements for additional detail related to interest rate swaps.

Through September 2018, $100 million of our $205 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $205 million at December 31, 2017, a 100 basis point increase in interest rates would have a $1.1 million effect on our interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2017. This analysis does not consider the impact of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. (the Parent Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Parent Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Parent Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Parent Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Parent Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Parent Company’s auditor since 1994.

Buffalo, New York

February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Life Storage LP (the Operating Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2016.

Buffalo, New York

February 27, 2018

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2017	2016
Assets
Investment in storage facilities:
Land	$786,628	$786,764
Building, equipment, and construction in progress	3,534,782	3,456,544
	4,321,410	4,243,308
Less: accumulated depreciation	(624,314)	(535,704)
Investment in storage facilities, net	3,697,096	3,707,604
Cash and cash equivalents	9,167	23,685
Accounts receivable	7,331	5,469
Receivable from unconsolidated joint ventures	1,397	1,223
Investment in unconsolidated joint ventures	133,458	67,300
Prepaid expenses	6,757	6,649
Fair value of interest rate swap agreements	205	—
Trade name	16,500	16,500
Other assets	4,863	29,554
Total Assets	$3,876,774	$3,857,984
Liabilities
Line of credit	$105,000	$253,000
Term notes, net	1,609,089	1,387,525
Accounts payable and accrued liabilities	92,941	75,132
Deferred revenue	9,374	9,700
Fair value of interest rate swap agreements	—	13,015
Mortgages payable	12,674	13,027
Total Liabilities	1,829,078	1,751,399
Noncontrolling redeemable Operating Partnership Units at redemption value	19,373	18,091
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,552,222 shares outstanding at December 31, 2017 (46,454,606 at December 31, 2016)	466	464
Additional paid-in capital	2,363,171	2,348,567
Dividends in excess of net income	(327,727)	(239,062)
Accumulated other comprehensive loss	(7,587)	(21,475)
Total Shareholders’ Equity	2,028,323	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,028,323	2,088,494
Total Liabilities and Shareholders’ Equity	$3,876,774	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015
Revenues
Rental income	$485,303	$428,121	$338,435
Other operating income	44,447	34,487	28,167
Total operating revenues	529,750	462,608	366,602
Expenses
Property operations and maintenance	122,794	103,388	81,915
Real estate taxes	57,663	47,876	36,563
General and administrative	50,031	43,103	38,659
Acquisition costs	—	29,542	2,991
Write-off of acquired property deposits	—	1,783	—
Operating leases of storage facilities	424	—	683
Depreciation and amortization	127,485	117,081	58,506
Total operating expenses	358,397	342,773	219,317
Income from operations	171,353	119,835	147,285
Other income (expenses)
Interest expense	(74,362)	(47,175)	(37,124)
Interest expense – bridge financing commitment fee	—	(7,329)	—
Interest income	7	67	5
(Loss) gain on sale of storage facilities	(3,503)	15,270	(494)
Gain on sale of real estate	—	623	—
Equity in income of joint ventures	3,314	3,665	3,405
Net income	96,809	84,956	113,077
Net income attributable to noncontrolling interest in the Operating Partnership	(444)	(398)	(553)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	667	—
Net income attributable to common shareholders	$96,365	$85,225	$112,524
Earnings per common share attributable to common shareholders - basic	$2.08	$1.97	$3.18
Earnings per common share attributable to common shareholders - diluted	$2.07	$1.96	$3.16

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net income	$96,809	$84,956	$113,077
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	13,888	(7,060)	(1,410)
Total comprehensive income	110,697	77,896	111,667
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(508)	(365)	(546)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	667	—
Comprehensive income attributable to common shareholders	$110,189	$78,198	$111,121

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance January 1, 2015	34,105,955	341	1,156,225	(167,692)	(13,005)	975,869
Net proceeds from the issuance of common stock	2,329,911	23	210,119	—	—	210,142
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	151,246	1	13,925	—	—	13,926
Exercise of stock options	30,900	1	1,632	—	—	1,633
Issuance of non-vested stock	64,244	1	(1)	—	—	—
Earned portion of non-vested stock	—	—	6,254	—	—	6,254
Stock option expense	—	—	210	—	—	210
Deferred compensation outside directors	28,417	—	59	—	—	59
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(80)	—	—	(80)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(3,328)	—	(3,328)
Net income attributable to common shareholders	—	—	—	112,524	—	112,524
Change in fair value of derivatives	—	—	—	—	(1,410)	(1,410)
Dividends	—	—	—	(113,484)	—	(113,484)
Balance December 31, 2015	36,710,673	367	1,388,343	(171,980)	(14,415)	1,202,315
Net proceeds from the issuance of common stock	9,545,000	96	934,867	—	—	934,963
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	133,666	1	13,165	—	—	13,166
Conversion of operating partnership units to common shares	41,862	—	4,795	—	—	4,795
Issuance of non-vested stock	23,405	—	—	—	—	—
Earned portion of non-vested stock	—	—	7,216	—	—	7,216
Stock option expense	—	—	89	—	—	89
Deferred compensation outside directors	—	—	92	—	—	92
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	4,457	—	4,457
Net income attributable to common shareholders	—	—	—	85,225	—	85,225
Amortization of terminated hedge included in AOCI	—	—	—	—	458	458
Change in fair value of derivatives	—	—	—	—	(7,518)	(7,518)
Dividends	—	—	—	(156,764)	—	(156,764)
Balance December 31, 2016	46,454,606	464	2,348,567	(239,062)	(21,475)	2,088,494
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	199,809	2	15,632	—	—	15,634
Exercise of stock options	1,100	—	43	—	—	43
Purchase of outstanding shares	(112,554)	(1)	(8,233)	—	—	(8,234)
Issuance of non-vested stock	51,276	1	(1)	—	—	—
Forfeiture of non-vested stock	(42,015)	—	—	—	—	—
Earned portion of non-vested stock	—	—	7,148	—	—	7,148
Stock option expense	—	—	15	—	—	15
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(1,697)	—	(1,697)
Net income attributable to common shareholders	—	—	—	96,365	—	96,365
Amortization of terminated hedge included in AOCI	—	—	—	—	917	917
Change in fair value of derivatives, net of reclassifications	—	—	—	—	12,971	12,971
Dividends	—	—	—	(183,333)	—	(183,333)
Balance December 31, 2017	46,552,222	$466	$2,363,171	$(327,727)	$(7,587)	$2,028,323

See notes to consolidated financial statements

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Operating Activities
Net income	$96,809	$84,956	$113,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,485	117,081	58,506
Amortization of debt issuance costs and bond discount	4,289	9,688	1,184
Loss (gain) on sale of storage facilities	3,503	(15,270)	494
Gain on sale of real estate	—	(623)	—
Write-off of acquired property deposits	—	1,783	—
Equity in income of joint ventures	(3,314)	(3,665)	(3,405)
Distributions from unconsolidated joint venture	7,055	5,207	4,821
Non-vested stock earned	7,148	7,308	6,313
Stock option expense	15	89	210
Deferred income taxes	(2,578)	—	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,862)	4,814	(1,038)
Prepaid expenses	(162)	(230)	1,132
Advances to joint ventures	(174)	(294)	(346)
Accounts payable and other liabilities	10,692	18,494	5,847
Deferred revenue	(326)	(3,788)	(597)
Net cash provided by operating activities	248,580	225,550	186,198
Investing Activities
Acquisition of storage facilities, net of cash acquired	(21,880)	(1,750,267)	(280,010)
Improvements, equipment additions, and construction in progress	(83,657)	(72,852)	(41,739)
Net proceeds from the sale of real estate	18,872	34,697	4,646
Investment in unconsolidated joint ventures	(69,911)	(6,438)	(6,151)
Property deposits	66	(1,209)	(5,435)
Net cash used in investing activities	(156,510)	(1,796,069)	(328,689)
Financing Activities
Net proceeds from sale of common stock	15,677	948,129	225,701
Purchase of outstanding shares	(8,234)	—	—
Proceeds from line of credit	276,000	1,102,000	330,000
Repayment of line of credit	(424,000)	(928,000)	(300,000)
Proceeds from term notes, net of discount	447,853	796,682	—
Repayment of term notes	(225,000)	(150,000)	—
Debt issuance costs	(3,961)	(15,273)	—
Settlement of forward starting interest rate swaps	—	(9,166)	—
Dividends paid - common stock	(183,711)	(156,249)	(113,039)
Distributions to noncontrolling interest holders	(859)	(742)	(555)
Redemption of operating partnership units	—	—	(1,005)
Mortgage principal payments	(353)	(197)	(134)
Net cash (used in) provided by financing activities	(106,588)	1,587,184	140,968
Net (decrease) increase in cash	(14,518)	16,665	(1,523)
Cash at beginning of period	23,685	7,020	8,543
Cash at end of period	$9,167	$23,685	$7,020
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$70,924	$39,856	$35,926

Cash paid for income taxes, net of refunds	$1,180	$981	$1,084

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2017	2016
Assets
Investment in storage facilities:
Land	$786,628	$786,764
Building, equipment, and construction in progress	3,534,782	3,456,544
	4,321,410	4,243,308
Less: accumulated depreciation	(624,314)	(535,704)
Investment in storage facilities, net	3,697,096	3,707,604
Cash and cash equivalents	9,167	23,685
Accounts receivable	7,331	5,469
Receivable from unconsolidated joint ventures	1,397	1,223
Investment in unconsolidated joint ventures	133,458	67,300
Prepaid expenses	6,757	6,649
Fair value of interest rate swap agreements	205	-
Trade name	16,500	16,500
Other assets	4,863	29,554
Total Assets	$3,876,774	$3,857,984
Liabilities
Line of credit	$105,000	$253,000
Term notes, net	1,609,089	1,387,525
Accounts payable and accrued liabilities	92,941	75,132
Deferred revenue	9,374	9,700
Fair value of interest rate swap agreements	-	13,015
Mortgages payable	12,674	13,027
Total Liabilities	1,829,078	1,751,399
Limited partners’ redeemable capital interest at redemption value (217,481 units outstanding at December 31, 2017 and December 31, 2016)	19,373	18,091
Partners’ Capital
General partner (467,697 and 466,721 units outstanding at December 31, 2017 and December 31, 2016, respectively)	20,478	21,065
Limited partners (46,084,525 and 45,987,885 units outstanding at December 31, 2017 and December 31, 2016, respectively)	2,015,432	2,088,904
Accumulated other comprehensive loss	(7,587)	(21,475)
Total Controlling Partners’ Capital	2,028,323	2,088,494
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,028,323	2,088,494
Total Liabilities and Partners’ Capital	$3,876,774	$3,857,984

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2017	2016	2015
Revenues
Rental income	$485,303	$428,121	$338,435
Other operating income	44,447	34,487	28,167
Total operating revenues	529,750	462,608	366,602
Expenses
Property operations and maintenance	122,794	103,388	81,915
Real estate taxes	57,663	47,876	36,563
General and administrative	50,031	43,103	38,659
Acquisition costs	-	29,542	2,991
Write-off of acquired property deposits	-	1,783	-
Operating leases of storage facilities	424	-	683
Depreciation and amortization	127,485	117,081	58,506
Total operating expenses	358,397	342,773	219,317
Income from operations	171,353	119,835	147,285
Other income (expenses)
Interest expense	(74,362)	(47,175)	(37,124)
Interest expense – bridge financing commitment fee	-	(7,329)	-
Interest income	7	67	5
(Loss) gain on sale of storage facilities	(3,503)	15,270	(494)
Gain on sale of real estate	-	623	-
Equity in income of joint ventures	3,314	3,665	3,405
Net income	96,809	84,956	113,077
Net income attributable to noncontrolling interest in the Operating Partnership	(444)	(398)	(553)
Net loss attributable to noncontrolling interest in consolidated subsidiary	-	667	-
Net income attributable to common unitholders	$96,365	$85,225	$112,524
Earnings per common unit attributable to common unitholders - basic	$2.08	$1.97	$3.18
Earnings per common unit attributable to common unitholders - diluted	$2.07	$1.96	$3.16
Net income attributable to general partner	$968	$856	$1,131
Net income attributable to limited partners	95,397	84,369	111,393

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net income	$96,809	$84,956	$113,077
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	13,888	(7,060)	(1,410)
Total comprehensive income	110,697	77,896	111,667
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(508)	(365)	(546)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	667	—
Comprehensive income attributable to common unitholders	$110,189	$78,198	$111,121

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance January 1, 2015	9,895	978,979	(13,005)	975,869
Net proceeds from the issuance of Partnership Units	2,123	208,019	—	210,142
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	139	13,787	—	13,926
Exercise of stock options	16	1,617	—	1,633
Earned portion of non-vested stock	63	6,191	—	6,254
Stock option expense	2	208	—	210
Deferred compensation outside directors	—	59	—	59
Carrying value less than redemption value on redeemed noncontrolling interest	(10)	(70)	—	(80)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(3,328)	—	(3,328)
Net income attributable to common unitholders	1,131	111,393	—	112,524
Change in fair value of derivatives	(14)	14	(1,410)	(1,410)
Distributions	(1,140)	(112,344)	—	(113,484)
Balance December 31, 2015	12,205	1,204,525	(14,415)	1,202,315
Net proceeds from the issuance of Partnership Units	9,349	925,614	—	934,963
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	132	13,034	—	13,166
Conversion of operating partnership units to common shares	—	4,795	—	4,795
Issuance of operating partnership units	95	(95)	—	—
Earned portion of non-vested stock	72	7,144	—	7,216
Stock option expense	1	88	—	89
Deferred compensation outside directors	1	91	—	92
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	4,457	—	4,457
Net income attributable to common unitholders	856	84,369	—	85,225
Amortization of terminated hedge included in AOCI	4	(4)	458	458
Change in fair value of derivatives	(75)	75	(7,518)	(7,518)
Distributions	(1,575)	(155,189)	—	(156,764)
Balance December 31, 2016	21,065	2,088,904	(21,475)	2,088,494
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	157	15,477	—	15,634
Exercise of stock options	1	42		43
Purchase of outstanding units	(82)	(8,152)	—	(8,234)
Issuance of non-vested stock	1	(1)	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	71	7,077	—	7,148
Stock option expense	—	15	—	15
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(1,697)	—	(1,697)
Net income attributable to common unitholders	968	95,397	—	96,365
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Change in fair value of derivatives, net of reclassifications	130	(130)	12,971	12,971
Distributions	(1,842)	(181,491)	—	(183,333)
Balance December 31, 2017	$20,478	$2,015,432	$(7,587)	$2,028,323

See notes to consolidated financial statements

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Operating Activities
Net income	$96,809	$84,956	$113,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,485	117,081	58,506
Amortization of debt issuance costs and bond discount	4,289	9,688	1,184
Loss (gain) on sale of storage facilities	3,503	(15,270)	494
Gain on sale of real estate	-	(623)	—
Write-off of acquired property deposits	-	1,783	—
Equity in income of joint ventures	(3,314)	(3,665)	(3,405)
Distributions from unconsolidated joint venture	7,055	5,207	4,821
Non-vested stock earned	7,148	7,308	6,313
Stock option expense	15	89	210
Deferred income taxes	(2,578)	—	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,862)	4,814	(1,038)
Prepaid expenses	(162)	(230)	1,132
Advances to joint ventures	(174)	(294)	(346)
Accounts payable and other liabilities	10,692	18,494	5,847
Deferred revenue	(326)	(3,788)	(597)
Net cash provided by operating activities	248,580	225,550	186,198
Investing Activities
Acquisition of storage facilities, net of cash acquired	(21,880)	(1,750,267)	(280,010)
Improvements, equipment additions, and construction in progress	(83,657)	(72,852)	(41,739)
Net proceeds from the sale of real estate	18,872	34,697	4,646
Investment in unconsolidated joint ventures	(69,911)	(6,438)	(6,151)
Property deposits	66	(1,209)	(5,435)
Net cash used in investing activities	(156,510)	(1,796,069)	(328,689)
Financing Activities
Net proceeds from sale of partnership units	15,677	948,129	225,701
Purchase of outstanding units	(8,234)	—	—
Proceeds from line of credit	276,000	1,102,000	330,000
Repayment of line of credit	(424,000)	(928,000)	(300,000)
Proceeds from term notes, net of discount	447,853	796,682	—
Repayment of term notes	(225,000)	(150,000)	—
Debt issuance costs	(3,961)	(15,273)	—
Settlement of forward starting interest rate swaps	—	(9,166)	—
Distributions to unitholders	(183,711)	(156,249)	(113,039)
Distributions to noncontrolling interest holders	(859)	(742)	(555)
Redemption of operating partnership units	—	—	(1,005)
Mortgage principal payments	(353)	(197)	(134)
Net cash (used in) provided by financing activities	(106,588)	1,587,184	140,968
Net (decrease) increase in cash	(14,518)	16,665	(1,523)
Cash at beginning of period	23,685	7,020	8,543
Cash at end of period	$9,167	$23,685	$7,020
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$70,924	$39,856	$35,926
Cash paid for income taxes, net of refunds	$1,180	$981	$1,084

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

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

At December 31, 2017, we had an ownership interest in, and/or managed 706 self-storage properties in 28 states under the name Life Storage ®. Among our 706 self-storage properties are 98 properties that we manage for unconsolidated joint ventures (See Note 11), 42 properties that we manage and have no ownership interest, and two properties that we lease. During 2017, approximately 23% and 13% of the Company’s revenue was derived from stores in the states of Texas and Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : All of the Company’s assets are owned by, and all its operations are conducted through the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2017. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At December 31, 2017 and December 31, 2016, there were 217,481 noncontrolling redeemable Operating Partnership Units outstanding. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at December 31, 2017 and 2016, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Parnership’s limited partners’ redeemable capital interest for the year ending December 31:

(Dollars in thousands)	2017	2016
Beginning balance	$18,091	$18,171
Redemption of units	—	(4,795)
Issuance of units	—	9,516
Net income attributable to noncontrolling interests in Operating Partnership	444	398
Distributions	(859)	(742)
Adjustment to redemption value	1,697	(4,457)
Ending balance	$19,373	$18,091

In 2016 the Operating Partnership issued 90,477 Units with a fair value of $9.5 million to acquire self-storage properties. The fair value of the Units on the dates of issuance was determined based upon the fair market value of the Company’s common stock on those dates.

Operating Partnership Units redeemed in 2016 were redeemed for a total of 41,862 shares of the Parent Company.

Cash and Cash Equivalents : The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Accounts Receivable : Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.7 million and $1.0 million at December 31, 2017 and 2016, respectively.

Revenue and Expense Recognition : Rental income is recognized when earned pursuant to month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue. Equity in earnings of real estate joint ventures that we have significant influence over is recognized based on our ownership interest in the earnings of these entities.

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2017, 2016, and 2015, advertising costs were $12.3 million, $9.5 million, and $7.3 million, respectively. The Company accrues property taxes based on estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income : Other operating income consists primarily of sales of storage-related merchandise (locks and packing supplies), insurance administrative fees, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities : Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the relative fair value of each component or based on the fair value of each component if accounted for as a business combination. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the years ended December 31, 2016 and 2015, $29.5 million and $3.0 million of acquisition related costs were incurred and expensed, respectively. There were no acquisition related costs expensed in 2017.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $102.7 million, $87.2 million and $55.1 million for the years ending December 31, 2017, 2016, and 2015, respectively. Interest and other costs incurred during the construction period of major expansions are capitalized. Capitalized interest during the years ended December 31, 2017, 2016, and 2015 was $0.3 million, $0.1 million and $0.1 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the carrying value of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for any amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2017, 2016, and 2015, no assets have been determined to be impaired under this policy.

In general, sales of real estate and related profits / losses are recognized when all consideration has changed hands and risks and rewards of ownership have been transferred.

Trade Name : The Company’s trade name, which was acquired in 2016, has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2017.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value exceeds the fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2017.

Other Assets : Included in other assets are cash balances held in escrow for encumbered properties, property deposits and the value placed on in-place customer leases at the time of acquisition. Cash held in escrow for encumbered properties at December 31, 2017 and 2016, totaled $292,000 and $238,000, respectively. Property deposits at December 31, 2017 and 2016 were $0.9 million and $2.4 million, respectively. In 2016, a decision was made to not proceed with the acquisition of two properties on which the Company had previously made property deposits totaling $1.8 million. As a result, these property deposits were abandoned and are included in write-off of acquired property deposits on the accompanying consolidated statements of operations. No such expenses were incurred in 2017 or 2015.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is described in Note 8. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

Investment in Unconsolidated Joint Ventures : The Company’s investment in unconsolidated joint ventures where the Company has significant influence but not control, and joint ventures which are variable interest entities in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in unconsolidated joint ventures is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of unconsolidated joint ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated joint ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets), in which case it is reported as an investing activity.

Accounts Payable and Accrued Liabilities : Accounts payable and accrued liabilities consists primarily of trade payables, accrued interest, and property tax accruals.

Income Taxes : The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, and will generally not be subject to corporate income taxes to the extent it distributes its taxable income to its shareholders and complies with certain other requirements.

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

The Company recorded federal and state income tax benefit of $1.0 million in the year ended December 31, 2017 and federal and state income tax expense of $0.4 million and $1.3 million during the years ended December 31, 2016 and 2015, respectively, which are included in general and administrative expenses in the consolidated statements of operations.  The 2017 income tax benefit includes current tax expense of $1.5 million and deferred tax benefit of $2.5 million. At December 31, 2017 and 2016, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2017 and 2016, the Company had no interest or penalties related to uncertain tax provisions. Income taxes payable at December 31, 2017 and 2016 and the net deferred tax liability of our taxable REIT subsidiary at December 31, 2016 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at December 31, 2017 and 2016 are classified within prepaid expenses, while the net deferred tax asset of our taxable REIT subsidiary at December 31, 2017 is classified within other assets in the consolidated balance sheets. As of December 31, 2017, the Company’s taxable REIT subsidiary has prepaid taxes of $0.1 million, deferred tax assets of $3.6 million and a deferred tax liability of $1.7 million. As of December 31, 2016, the Company’s taxable REIT subsidiary has prepaid taxes of $0.4 million, deferred tax assets of $1.5 million and a deferred tax liability of $2.2 million.

The Tax Cuts and Jobs Act (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Under the TCJA, the corporate income tax rate is reduced from a maximum rate of 35% to a flat 21% rate. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, will apply to income earned by our taxable REIT subsidiary. As a result, the deferred tax assets and deferred tax liabilities of our taxable REIT subsidiary are remeasured at December 31, 2017 using the 21% corporate income tax rate. The impact of the remeasurement is not material to the Company.

Derivative Financial Instruments : The Company accounts for derivatives in accordance with ASC Topic 815 “ Derivatives and Hedging” , which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using an income approach. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges of certain interest rate risks.

Recent Accounting Pronouncements : In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (the modified retrospective transition method). The Company has adopted the standard using the retrospective transition method as of January 1, 2018. Leases are specifically excluded from the scope of ASU 2014-09, therefore, upon analysis, the Company concluded that the adoption of the new standard did not have any impact on the timing or amounts of the Company’s rental revenue from customers which represents over 90% of the Company’s total operating revenues. We have evaluated the other revenue streams material to the Company and have concluded that the adoption of the new standard did not have any material impact on the timing or amounts of the Company’s material revenue streams and no cumulative effect adjustment is required as of the date of initial application. Also, as part of the Company’s adoption of ASU 2014-09, the Company has elected to apply the guidance only to contracts that are not completed contracts at the date of initial application. Further, related to the Company’s management fee revenue stream, the Company has elected to apply a practical expedient provided in the new standard which allows the Company to recognize revenue in the amount of management fees to which the Company has a right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under ASC 840 Leases for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities, thought the Company does not expect to adopt ASU 2016-02 early. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted the guidance in ASU 2016-09 effective January 1, 2017 and has elected to recognize forfeitures of share-based payments as they occur beginning in 2017. The implementation of this update did not result in any material changes to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 did not have a material impact on the Company’s financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 has potential impact on the accounting treatment of properties acquired subsequent to the date of adoption. Property acquisitions treated as business combinations under previous guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired in 2017 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 could potentially impact the accounting treatment of future real estate sales of the Company if such sales are to parties who are also customers of the Company.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 did not have a material impact on the Company’s financial statements, however, all future changes to the terms or conditions of any of the Company’s share-based payment awards are subject to the guidance in ASU 2017-09 and could potentially be accounted for differently than under the previous guidance concerning such changes.

Stock-Based Compensation : The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “ Compensation - Stock Compensation ”. The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

The Company recorded compensation expense (included in general and administrative expense) of $15,000, $89,000, and $210,000, respectively, related to stock options and $7.1 million, $7.2 million, and $6.3 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2017, 2016, and 2015. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted-average fair value of options granted during the year ended December 31, 2015 was $9.90. There were no options granted during the years ended December 31, 2017 and 2016.

To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term. The Company recognizes any forfeitures as they occur.

During 2017, 2016, and 2015, the Company issued performance based non-vested stock awards to certain executives. The fair value for the performance based awards in 2017, 2016 and 2015 was estimated at the time the awards were granted using a Monte Carlo pricing model applying the following weighted-average assumptions:

	2017	2016	2015
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	1.79%	1.53%	1.33%
Expected volatility	19.92%	19.37%	18.88%
Fair value	$82.06	$80.24	$101.43

The Monte Carlo pricing model was not used to value any other 2017, 2016, and 2015 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

Use of Estimates : The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. EARNINGS PER SHARE AND EARNINGS PER UNIT

The Company reports earnings per share and earnings per unit data in accordance with ASC Topic 260, “Earnings Per Share .” Under ASC Topic 260-10, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Parent Company and the Operating Partnership have calculated their basic and diluted earnings per share/unit using the two-class method.

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2017	2016	2015
Numerator:
Net income attributable to common shareholders	$96,365	$85,225	$112,524
Denominator:
Denominator for basic earnings per share - weighted average shares	46,373	43,184	35,379
Effect of Dilutive Securities:
Stock options and non-vested stock	117	223	222
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	46,490	43,407	35,601
Basic Earnings per common share attributable to common shareholders	$2.08	$1.97	$3.18
Diluted Earnings per common share attributable to common shareholders	$2.07	$1.96	$3.16

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per unit data)	2017	2016	2015
Numerator:
Net income attributable to common unitholders	$96,365	$85,225	$112,524
Denominator:
Denominator for basic earnings per unit - weighted average units	46,373	43,184	35,379
Effect of Dilutive Securities:
Stock options and non-vested stock	117	223	222
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	46,490	43,407	35,601
Basic Earnings per common unit attributable to common unitholders	$2.08	$1.97	$3.18
Diluted Earnings per common unit attributable to common unitholders	$2.07	$1.96	$3.16

Not included in the effect of dilutive securities above are 13,750 stock options and 133,512 unvested restricted shares for the year ended December 31, 2017; 107,283 unvested restricted shares for the year ended December 31, 2016; and 5,500 stock options and 152,835 unvested restricted shares for the year ended December 31, 2015.  The effects of including these securities would have been anti-dilutive.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes activity in storage facilities during the years ended December 31, 2017 and December 31, 2016.

(Dollars in thousands)	2017	2016
Cost:
Beginning balance	$4,243,308	$2,491,702
Acquisition of storage facilities	22,638	1,714,029
Improvements and equipment additions	84,332	65,860
Net (decrease) increase in construction in progress	(141)	7,525
Dispositions	(28,727)	(35,808)
Ending balance	$4,321,410	$4,243,308
Accumulated Depreciation:
Beginning balance	$535,704	$465,195
Additions during the year	102,674	87,219
Dispositions	(14,064)	(16,710)
Ending balance	$624,314	$535,704

The Company acquired two self-storage facilities during 2017. The acquisition of these facilities were accounted for as asset acquisitions (See Note 2 for further discussion of the Company’s adoption of the accounting guidance under ASU 2017-01 as of January 1, 2017). The cost of these facilities, including closing costs, were assigned to land, buildings, equipment and improvements based upon their relative fair values.

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

Including the LS acquisition, the Company acquired 122 facilities during 2016. The acquisition of three stores that were acquired at certificate of occupancy were accounted for as asset acquisitions. The cost of these stores, including closing costs, was assigned to land, building, equipment and improvements components based upon their relative fair values. The assets and liabilities of the other 119 storage facilities acquired in 2016, which primarily consist of tangible and intangible assets, were measured at fair value on the date of acquisition in accordance with the principles of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and were accounted for as business combinations in accordance with the principles of FASB ASC Topic 805 “Business Combinations.”

The purchase price of the two facilities acquired in 2017 and the 122 facilities acquired in 2016 has been assigned as follows:

(dollars in thousands)				Consideration paid		Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	Closing Costs Expensed
2017
IL	1	2/23/2017	$10,089	$10,076	$13	$771	$9,318	$—
NC	1	12/14/2017	12,549	12,550	(1)	1,110	11,439	—
Total acquired 2017	2		$22,638	$22,626	$12	$1,881	$20,757	$—

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Trade Name	Closing Costs Expensed
2016
FL	4	1/6/2016	$20,350	$20,246	$—	$—	$104	$6,646	$13,339	$365	$—	$437
CA	4	1/21/2016	80,603	80,415	—	—	188	28,420	51,145	1,038	—	397
NH	5	1/21/2016	55,435	55,151	—	—	284	13,281	41,237	917	—	657
MA	1	1/21/2016	11,387	11,362	—	—	25	4,880	6,341	166	—	81
TX	3	1/21/2016	38,975	38,819	—	—	156	19,796	18,598	581	—	299
AZ	1	2/1/2016	9,275	9,261	—	—	14	988	8,224	63	—	136
FL	1	2/12/2016	11,274	11,270	—	—	4	2,294	8,980	—	—	—
PA	1	2/17/2016	5,750	5,732	—	—	18	1,768	3,879	103	—	164
CO	1	2/29/2016	12,600	12,549	—	—	51	4,528	7,915	157	—	188
CA	3	3/16/2016	68,832	63,965	4,472	—	395	22,647	45,371	814	—	313
CA	1	3/17/2016	17,320	17,278	—	—	42	6,728	10,339	253	—	132
CA	1	4/11/2016	36,750	33,346	3,294	—	110	17,445	18,840	465	—	141
CT	2	4/14/2016	17,313	17,152	—	—	161	6,142	10,904	267	—	204
NY	2	4/26/2016	24,312	20,143	—	4,249	(80)	5,710	18,201	401	—	372
FL	1	5/2/2016	8,100	4,006	—	4,036	58	3,018	4,922	160	—	161
TX	1	5/5/2016	10,800	10,708	—	—	92	2,333	8,302	165	—	133
NY	2	5/19/2016	8,400	8,366	—	—	34	714	7,521	165	—	213
CA, CO, FL, IL, MS, NV, TX, UT, WI	83	7/15/2016	1,299,740	1,335,274	—	—	(35,534)	150,660	1,085,750	46,830	16,500	25,398
SC	1	7/29/2016	8,620	8,617	—	—	3	920	7,700	—	—	—
CO	1	8/4/2016	8,900	8,831	—	—	69	5,062	3,679	159	—	119
FL	1	9/27/2016	10,500	10,407	—	—	93	2,809	7,523	168	—	244
IL	1	11/17/2016	8,884	7,125	1,750	—	9	371	8,513	—	—	—
FL	1	12/20/2016	9,800	6,900	—	2,966	(66)	3,268	6,378	154	—	98
Total acquired 2016	122		$1,783,920	$1,796,923	$9,516	$11,251	$(33,770)	$310,428	$1,403,601	$53,391	$16,500	$29,887

All properties acquired were purchased from unrelated third parties. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates. The $22.6 million of cash paid for the facilities acquired in 2017 includes $0.5 million of deposits that were paid in 2015 and $0.6 million of deposits that were paid in 2016, when these facilities originally went under contract. The $1,796.9 million of cash paid for the properties acquired during 2016 includes payment for cash acquired of $40.9 million and $5.3 million of deposits that were paid in 2015 when certain of these properties originally went under contract. Closing costs totaling $345,000 were incurred and expensed in 2015 related to facilities acquired in 2016 and are reflected in totals for the respective 2016 acquisitions in the chart above.

Non-cash investing activities during 2017 include the assumption of net other liabilities totaling $12,000. Non-cash investing activities during 2016 include the issuance of $9.5 million in Operating Partnership Units valued based on the market price of the Company’s common stock at the date of acquisition, the assumption of three mortgages with acquisition-date fair values of $11.3 million, and the assumption of net other liabilities of $7.2 million. Non-cash investing activities during 2015 include the issuance of $2.1 million in Operating Partnership Units, the assumption of $1.3 million of other net liabilities and $2.5 million for the settlement of a straight-line rent liability in connection with the acquisition of self-storage facilities.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets at December 31 as follows:

(dollars in thousands)	2017	2016
In-place customer leases	$75,241	$75,611
Accumulated amortization	(75,241)	(50,782)
Net carrying value at the end of period	$-	$24,829

Amortization expense related to in-place customer leases was $24.8 million, $29.9 million, and $3.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively. No amortization expense is expected in 2018.

Property Dispositions

During 2017 the Company sold two non-strategic properties and received net cash proceeds of $16.9 million. The Company has subsequently leased one of the properties sold during 2017 and will continue to operate the property through March 2020. Due to the Company’s continuing involvement in this property, the related gain on the sale of this property has been deferred and will be recognized by the Company upon termination of this lease. During 2016 the Company sold eight non-strategic properties and received net cash proceeds of $34.1 million. During 2015 the Company sold three non-strategic properties and received cash proceeds of $4.6 million.

Change in Useful Life Estimates

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ® required replacement of signage at all existing storage facilities which are currently included in investment in storage facilities, net on the consolidated balance sheets. The replacement of this signage has been completed as of December 31, 2017. As a result of this replacement of signage, the Company reassessed the estimated useful lives of the then existing signage in 2016. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.5 million in 2017 and $8.2 million in 2016 as depreciation was accelerated over the new remaining useful lives. The Company does not estimate any further impact on depreciation expense as a result of the replacement of the Uncle Bob’s Self Storage ® signage which is now fully depreciated.

As part of the Company’s capital improvement efforts during 2017, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $3.9 million in 2017. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of December 31, 2017 will result in an increase in depreciation expense of approximately $0.3 million in 2018.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.09 and approximately $0.19 per share/unit in 2017 and 2016, respectively.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

( Dollars in thousands )	Dec. 31, 2017	Dec. 31, 2016
Revolving line of credit borrowings	$105,000	$253,000

Term note due June 4, 2020	100,000	325,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	—
Term note due July 21, 2028	200,000	200,000
Total term note principal balance outstanding	$1,625,000	$1,400,000
Less: unamortized debt issuance costs	(10,962)	(9,323)
Less: unamortized senior term note discount	(4,949)	(3,152)
Term notes payable	$1,609,089	$1,387,525

In January 2016, the Company exercised the expansion feature on its existing amended unsecured credit agreement and increased the revolving credit limit from $300 million to $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2017 the margin is 1.10%), and requires an annual 0.15% facility fee. The Company’s unsecured credit agreement also includes a $325 million unsecured term note maturing June 4, 2020. In 2017, the Company repaid $225 million under this term note, resulting in $100 million outstanding at December 31, 2017, with the term note bearing interest at LIBOR plus a margin based on the Company’s credit rating (at December 31, 2017 the margin is 1.15%). The interest rate at December 31, 2017 on the Company’s line of credit was approximately 2.63% (1.79% at December 31, 2016). At December 31, 2017, there was $395 million available on the unsecured line of credit. The revolving line of credit has a maturity date of December 10, 2019.

On December 7, 2017, the Operating Partnership issued $450 million in aggregate principal amount of 3.875% unsecured senior notes due December 15, 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at a 0.477% discount to par value. Interest on the 2027 Senior Notes is payable semi-annually on June 15 and December 15, beginning on June 15, 2018. The 2027 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $2.1 million and underwriting discount and other offering expenses totaling $4.0 million, totaled $443.9 million.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on January 1 and July 1. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million.

The indenture under which the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At December 31, 2017, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2017, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2017, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2017 and December 31, 2016. Amortization expense related to these deferred debt issuance costs, which exclude costs related to the Bridge Facilities, was $3.0 million, $1.7 million and $1.2 million for the periods ended December 31, 2017, 2016 and 2015, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2017 and 2016 consist of the following:

(dollars in thousands)	December 31, 2017	December 31, 2016
4.98% mortgage note due January 1, 2021 secured by one self- storage facility with an aggregate net book value of $9.6 million, principal and interest paid monthly (effective interest rate 5.22%)	$2,916	$2,966
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 4.30%)	4,119	4,207
5.26% mortgage note due November 1, 2023, secured by one self- storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.56%)	3,939	4,002
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.6 million, principal and interest paid monthly (effective interest rate 6.23%)	1,700	1,852
Total mortgages payable	$12,674	$13,027

The table below summarizes the Company’s debt obligations and interest rate derivatives at December 31, 2017. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 1.10% (2.63% at December 31, 2017)	—	$105,000	—	—	—	—	$105,000	$105,000
Notes Payable:
Term note—variable rate LIBOR+1.15% (2.53% at December 31, 2017)	—	—	$100,000	—	—	—	$100,000	$100,000
Term note—fixed rate 5.54%	—	—	—	$100,000	—	—	$100,000	$109,192
Term note—fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$181,510
Term note—fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$585,092
Term note—fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$449,076
Term note—fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$192,447
Mortgage note—fixed rate 4.98%	$53	$56	$59	$2,748	—	—	$2,916	$3,007
Mortgage note—fixed rate 4.065%	$92	$96	$99	$104	$108	$3,620	$4,119	$4,112
Mortgage note—fixed rate 5.26%	$67	$71	$74	$78	$83	$3,566	$3,939	$4,169
Mortgage note—fixed rate 5.99%	$160	$170	$181	$192	$203	$794	$1,700	$1,822
Total	$372	$105,393	$100,413	$103,122	$394	$1,432,980	$1,742,674

7. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps require the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. Forward starting interest rate swaps have also been used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

Interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis in 2017, 2016, and 2015.

The Company has one interest rate swap agreement in effect at December 31, 2017 as detailed below to effectively convert $100 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR

In the fourth quarter of 2017, the Company terminated hedges and settled the interest rate swap agreements on $225 million of the Company’s variable rate debt in connection with repayment of the related variable rate term notes. The Company settled these interest rate swap agreements for a total of $9.6 million which is included in interest expense in the 2017 consolidated statement of operations. As a result of the termination, no gains or losses related to the terminated interest rate swaps are included in AOCL at December 31, 2017.

In the fourth quarter of 2015, the Company entered into forward starting interest rate swap agreements with a total notional value of $50 million. In the first quarter of 2016, the Company entered into additional forward starting interest rate swap agreements with a total notional value of $100 million. These forward starting interest rate swap agreements were entered into to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the ten-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. Consistent with the Company’s accounting policy, the cash outflow related to the settlement of the forward starting swap agreements is reflected as a financing activity in the 2016 consolidated statement of cash flows.

The remaining interest rate swap agreement is the only derivative instrument, as defined by FASB ASC Topic 815 “ Derivatives and Hedging ”, held by the Company at December 31, 2017. During 2017, 2016, and 2015, the net reclassification from AOCL to interest expense was $12.3 million, $4.6 million, and $5.2 million, respectively, based on payments made under the swap agreements. Based on current interest rates, the Company estimates that payments received under the interest rate swaps in 2018 would be de minimis. Payments made or received under the interest rate swap agreements will be reclassified to interest expense as settlements occur. The fair value of the swap agreements, including accrued interest, was an asset of $0.2 million at December 31, 2017 and a liability of $13.0 million at December 31, 2016.

The Company’s agreement with its interest rate swap counterparty contains provisions pursuant to which the Company could be declared in default of its derivative obligation, if any, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreement also incorporates other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreement. As of December 31, 2017, the Company had not posted any collateral related to the interest rate swap agreements.

The changes in AOCL for the years ended December 31, 2017, 2016, and 2015 are summarized as follows:

(dollars in thousands)	Jan. 1, 2017 to Dec. 31, 2017	Jan. 1, 2016 to Dec. 31, 2016	Jan. 1, 2015 to Dec. 31, 2015
Accumulated other comprehensive loss beginning of period	$(21,475)	$(14,415)	$(13,005)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	13,185	5,044	5,229
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	703	(12,104)	(6,639)
Gain (loss) included in other comprehensive loss	13,888	(7,060)	(1,410)
Accumulated other comprehensive loss end of period	$(7,587)	$(21,475)	$(14,415)

8. FAIR VALUE MEASUREMENTS

The Company applies the provisions of ASC Topic 820 “ Fair Value Measurements and Disclosures ” in determining the fair value of its financial and nonfinancial assets and liabilities. ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Refer to Note 6 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$205	—	$205	—
December 31, 2016
Interest rate swaps	$(13,015)	—	$(13,015)	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

During 2016, assets and liabilities measured at fair value on a non-recurring basis included the assets acquired and liabilities assumed in connection with the acquisition of storage facilities accounted for as business combinations (see note 4), including the LS acquisition. To determine the fair value of land, the Company used prices per acre derived from observed transactions involving comparable land in similar locations, which is considered a Level 2 input. To determine the fair value of buildings, equipment and improvements, the Company used current replacement cost based on information derived from construction industry data by geographic region which is considered a Level 2 input. The replacement cost is then adjusted for the age, condition, and economic obsolescence associated with these assets, which are considered Level 3 inputs. The fair value of in-place customer leases is based on the rent lost due to the amount of time required to replace existing customers and the cost to replace in-place tenants which are based on the Company’s historical experience with turnover at its facilities and on market rental rates and estimated downtime required to replace the in-place leases, all of which are Level 3 inputs. The average downtime is based upon estimated demand information including the number of potential customers exhibited in historical property interest data. The fair value of trade names is based on royalty payments avoided had the trade name been owned by a third party which is determined using market royalty rates. Other assets acquired and liabilities assumed in the acquisitions consist primarily of prepaid or accrued real estate taxes and deferred revenues from advance monthly rentals paid by customers. The fair values of these assets and liabilities are based on their carrying values as they typically turn over within one year from the acquisition date and these are Level 3 inputs. There were no acquisitions made in 2017 that were accounted for as business combinations.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) which replaced the expired 2005 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees, such plans being the “Plans”. There were 561,000 shares authorized for issuance under the 2015 Plan. Options granted under the Plans vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2017, options for 76,106 shares were outstanding under the Plans and options for 345,383 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to 2016, the Non-employee Plan provided for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2017, 3,145 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2017, options for 18,500 common shares and 3,145 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2017 options for 67,871 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2017		2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	95,706	$52.08	95,706	$52.08	115,606	$48.54
Granted	—	—	—	—	11,000	91.58
Exercised	(1,100)	39.00	—	—	(30,900)	52.87
Adjusted / (forfeited)	—	—	—	—	—	—
Outstanding at end of year	94,606	$52.24	95,706	$52.08	95,706	$52.08
Exercisable at end of year	93,106	$51.85	92,706	$51.31	63,815	$48.73

A summary of the Company’s stock options outstanding at December 31, 2017 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$30.00 – 39.99	500	$35.73	500	$35.73
$40.00 – 69.99	76,606	$44.68	76,606	$44.68
$70.00 – 91.58	17,500	$85.78	16,000	$86.71
Total	94,606	$52.24	93,106	$51.85
Intrinsic value of outstanding stock options at December 31, 2017				$3,512,314
Intrinsic value of exercisable stock options at December 31, 2017				$3,492,589

The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $0.1 million, $0, and $1.4 million, respectively.

Proceeds from stock options exercised during the years ended December 31, 2017, 2016, and 2015 amounted to $0.1 million, $0, and $1.6 million, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2017, or the price on the date of exercise for those exercised during the year. As of December 31, 2017, there was approximately $7,000 of total unrecognized compensation cost related to stock option compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years. The weighted average remaining contractual life of all options is 1.9 years, and for exercisable options is 1.8 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2017, the fair market value of the non-vested stock on the date of grant ranged from $74.36 to $89.07. During 2017, 51,276 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $4.4 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2017		2016		2015
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	258,163	$58.89	305,520	$59.09	310,463	$51.93
Granted	51,276	85.17	23,405	89.30	64,665	94.74
Vested	(96,615)	58.95	(70,762)	69.82	(69,187)	60.28
Forfeited	(42,015)	38.53	—	—	(421)	76.07
Unvested at end of year	170,809	$71.75	258,163	$58.89	305,520	$59.09

Compensation expense of $7.1 million, $7.2 million, and $6.3 million was recognized for the vested portion of non-vested stock grants in 2017, 2016, and 2015, respectively. The fair value of non-vested stock that vested during 2017, 2016, and 2015 was $5.7 million, $4.9 million, and $4.2 million, respectively. The total unrecognized compensation cost related to non-vested stock was $8.2 million at December 31, 2017, and the remaining weighted-average period over which this expense will be recognized was 4.2 years.

Performance-based awards

During 2017, 2016 and 2015, the Company granted performance-based awards that entitle the recipients to earn up to 48,762, 37,082 and 42,538 shares, respectively, if certain performance criteria are achieved over a three-year period. The actual number of shares to be issued will be determined at the end of a three year period, and no performance-based shares were issued in 2017, 2016 or 2015. The performance-based awards granted are based upon the Company’s performance over a three-year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2017, compensation expense of $2.6 million (included in the $7.1 million discussed above) was recognized for performance awards granted in 2017 and prior. The total unrecognized compensation cost related to non-vested performance awards was $3.0 million at December 31, 2017 and the weighted-average period over which this expense will be recognized is 1.9 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 21,540 units outstanding at December 31, 2017. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense and totaled $0.1 million annually in each of 2016 and 2015. No fees were elected to be deferred by any non-employee Directors in 2017.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. In 2015, the Company contributed to the Plan at the rate of 25% of the first 4% of gross wages that the employee contributes. Beginning on January 1, 2016, the Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $703,000, $505,000, and $276,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

11. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties	Company common ownership interest	Carrying value of investment at Dec. 31, 2017	Carrying value of investment at Dec. 31, 2016
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$85.1 million	$43.8 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.3 million	$13.5 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$9.4 million	$0.7 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.6 million	N/A
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[6]	1	85%	$4.1 million	$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[7]	1	5%	$2.7 million	$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[8]	1	5%	$2.5 million	$2.5 million
Review Avenue Partners, LLC (“RAP”)[9]	1	40%	$11.5 million	N/A
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.3 million	N/A

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). In June 2017, Sovran HHF acquired 18 self-storage facilities for $330 million in Arizona, Nevada and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During the year ended December 31, 2017, the Company contributed $39.6 million as its share of capital to fund the acquisition, $3.6 million to fund the repayment of certain mortgages held by the joint venture, and an additional $0.1 million to fund capital projects. During the year ended December 31, 2017, the Company received $4.5 million of distributions from Sovran HHF. As of December 31, 2017, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During the year ended December 31, 2017, the Company received $1.7 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. During 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During 2017 and 2016, the Company contributed $9.3 million and $0.7 million, respectively, as its share of capital to fund these acquisitions. During the year ended December 31, 2017, the Company received $0.5 million of distributions from 191 III.

[4]

In May 2017, the Company executed a joint venture agreement, Life Storage-SERS Storage LLC (“SERS”), with an unrelated third party with the purpose of acquiring and operating self-storage facilities. SERS owns three self-storage facilities in Georgia. During 2017, SERS acquired these three self-storage facilities for a total of $39.1 million. In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired. During 2017, the Company contributed $3.6 million as its share of capital to fund these acquisitions.

[5]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $1.2 million, $1.2 million and $1.1 million during the years ended December 31, 2017, 2016, and 2015, respectively. During the year ended December 31, 2017, the Company received $0.2 million of distributions from Iskalo.

[6]	Urban Box is currently developing a self-storage facility in Florida.
[7]

McDonald is currently developing a self-storage facility in New York. During 2016, the Company contributed $0.4 million of common capital and $2.3 million of preferred capital to McDonald as its share of capital to develop the property. McDonald entered into a non-recourse mortgage loan in order to finance the future development costs, with $6.4 million of principal outstanding at December 31, 2017.

[8]

Merrick owns a self-storage facility in New York. During 2016, the Company contributed $0.4 million of common capital and $2.1 million of preferred capital to Merrick as its share of capital to develop the property. Merrick has entered into a non-recourse mortgage loan with $9.3 million of principal outstanding at December 31, 2017.

[9]

In January 2017, the Company executed a joint venture agreement, Review Avenue Partners, LLC (“RAP”), with an unrelated third party. The Company contributed $12.5 million of common capital to RAP during the year ended December 31, 2017. RAP is currently operating a self-storage property in New York.

[10]

In April 2017, the Company executed a joint venture agreement, N 32nd Street Self Storage, LLC (“N32”), with an unrelated third party. The Company contributed $1.3 million of common capital to N32 during the year ended December 31, 2017. N32 is currently developing a self-storage property in Arizona.

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

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as manager of HHF, HHF II, 191 III, SERS, RAP and Merrick. These fees, which are included in other operating income in the consolidated statements of operations, totaled $6.6 million, $4.9 million and $4.9 million in 2017, 2016 and 2015 respectively. The Company will also earn management fees upon commencement of the operation of storage facilities owned by Urban Box, McDonald, and N32.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Sovran HHF	$2,517	$2,033	$1,953
Sovran HHF II	1,530	1,403	1,263
191 III	13	—	—
SERS	(12)	—	—
Urban Box	—	15	—
RAP	(967)	—	—
Iskalo	233	214	189
	$3,314	$3,665	$3,405

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2017 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,075,101
Investment in office building, net	4,810
Other assets	16,622
Total Assets	$1,096,533
Due to the Company	$1,397
Mortgages payable	459,028
Other liabilities	10,721
Total Liabilities	$471,146
Unaffiliated partners’ equity	492,332
Company equity	133,055
Total Partners’ Equity	625,387
Total Liabilities and Partners’ Equity	$1,096,533
Income Statement Data:
Total revenues	$96,301
Property operating expenses	(31,008)
Administrative, management and call center fees	(7,668)
Depreciation and amortization of customer list	(21,165)
Amortization of financing fees	(810)
Income tax expense	(252)
Interest expense	(14,571)
Net income	$20,827

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with unconsolidated joint ventures for the three years ended December 31, 2017 are as follows:

	Year ended December 31,
(dollars in thousands)	2017	2016	2015
Operating activities
Other operating income (management fees and acquisition fee income)	$8,090	$4,891	$4,889
General and administrative expenses (corporate office rent)	1,192	1,214	1,053
Equity in income of joint ventures	3,314	3,665	3,405
Distributions from unconsolidated joint ventures	7,055	5,207	4,821
Advances to joint ventures	(174)	(294)	(346)
Investing activities
Investment in unconsolidated joint ventures	(69,911)	(6,438)	(6,151)

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

Until May 2017, the Company had maintained a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC, Jefferies LLC (“Jeffries”), SunTrust Robinson Humphrey, Inc., Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC, pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. The Equity Program expired in May 2017.

During 2017 and 2016, the Company did not issue any shares of common stock under the Equity Program.

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

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 199,809, 133,666 and 151,246 shares under the plan in 2017, 2016, and 2015, respectively. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage, Inc. operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$128,320	$132,784	$135,568	$133,078
Net income	20,525	19,432	35,667	21,185
Net income attributable to common shareholders	20,429	19,355	35,496	21,085
Net income per share attributable to common shareholders
Basic	$0.44	$0.42	$0.76	$0.45
Diluted	$0.44	$0.42	$0.76	$0.45

	2016 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$99,124	$107,005	$127,801	$128,678
Net income (loss)	28,230	43,504	(4,969)	18,191
Net income (loss) attributable to common shareholders	28,339	43,456	(4,738)	18,168
Net income (loss) per share attributable to common shareholders
Basic	$0.74	$1.04	$(0.10)	$0.39
Diluted	$0.73	$1.03	$(0.10)	$0.39

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per unit data):

	2017 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$128,320	$132,784	$135,568	$133,078
Net income	20,525	19,432	35,667	21,185
Net income attributable to common unitholders	20,429	19,355	35,496	21,085
Net income per unit attributable to common unitholders
Basic	$0.44	$0.42	$0.76	$0.45
Diluted	$0.44	$0.42	$0.76	$0.45

	2016 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$99,124	$107,005	$127,801	$128,678
Net income	28,230	43,504	(4,969)	18,191
Net income attributable to common unitholders	28,339	43,456	(4,738)	18,168
Net income per unit attributable to common unitholders
Basic	$0.74	$1.04	$(0.10)	$0.39
Diluted	$0.73	$1.03	$(0.10)	$0.39

See note 4 for a discussion of property acquisitions made during 2016 and the depreciation resulting from the change in estimated useful lives of Uncle Bob’s Self Storage ® signage and buildings identified for replacement at certain of the Company’s self-storage facilities. See note 5 for financing transactions entered into in 2017 and 2016.

14. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

Future minimum lease payments on a building lease, the lease of the Company’s headquarters and the lease of a self-storage facility are as follows (dollars in thousands):

Year ending December 31:
2018	$2,894
2019	2,788
2020	2,415
2021	2,284
2022	2,284
Thereafter	11,114
Total	$23,779

At December 31, 2017, the Company has signed contracts in place with third party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $32.8 million under these contracts in 2018.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action seeks to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The Company brought a motion to partially dismiss the complaint for failure to state a claim, and on July 16, 2015, the Company’s motion was granted in part and denied in part. On October 20, 2016, the complaint was amended to add additional claims. The parties have entered into a memorandum of understanding to settle all claims for an aggregate amount of $8.0 million. In February 2018, the motion for the preliminary approval of the proposed class action settlement was granted. The aggregate settlement amount of $8.0 million ($6.0 million after considering income tax impact) has been recorded as a liability in the Company’s consolidated balance sheet. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result. The settlement is subject to final approval by the court, a decision which is expected in 2018.

15. SUBSEQUENT EVENTS

On January 3, 2018, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on January 26, 2018 to shareholders of record on January 16, 2018. The total dividend paid amounted to $46.5 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2017. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2017.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “Parent Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The Parent Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Parent Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Parent Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Parent Company are being made only in accordance with authorizations of management and directors of the Parent Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Parent Company’s assets that could have a material effect on the financial statements.

The Parent Company’s management performed an assessment of the effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Parent Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage, Inc. (the Parent Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Parent Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Parent Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Parent Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Parent Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2018

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2017. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2017.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management performed an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on Internal Control over Financial Reporting

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage LP (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Life Storage LP Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Buffalo, New York

February 27, 2018

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Parent Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (“2018 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Life Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2017 and 2016;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2017, 2016 and 2015;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2017, 2016 and 2015;
(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2017, 2016 and 2015; and
(vi)	Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2017 and 2016;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2017, 2016 and 2015;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2017, 2016 and 2015;
(iv)	Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2017, 2016 and 2015;.
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2017, 2016 and 2015; and
(vi)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2017 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2017.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1*	Amended and Restated Articles of Incorporation of the Parent Company.

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

3.6	Articles of Amendment of the Parent Company (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.7	Bylaws, as amended, of the Parent Company (incorporated by reference to Exhibit 3.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 19, 2017).

3.9

Amended and Restated Certificate of Limited Partnership (incorporated by reference to Exhibit 3.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.10	Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

3.11

Amendments to the Agreement of Limited Partnership of the Operating Partnership dated July 30, 1999 and July 3, 2002 (incorporated by reference to Exhibit 10.13 to the Parent Company’s Annual Report on Form 10-K filed February 27, 2009).

3.12

Amendment to Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.4 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Parent Company’s Registration Statement on Form S-11 (File No. 33-91422) filed June 19, 1995). P

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

4.6

Second Supplemental Indenture, dated as of December 7, 2017, among the Parent Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 7, 2017).

4.7	Form of Note representing the Notes (incorporated by reference to Exhibit 4.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 7, 2017).

4.8	Form of Guarantee (included in Exhibit 4.7).

10.1+	2015 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

10.2+	2005 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Parent Company’s Report on Form 10-K filed February 28, 2012).

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

10.5+

Amendment to Employment Agreement between the Parent Company, the Operating Partnership and Robert J Attea (incorporated by reference to Exhibit 10.5 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

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

10.8+

Amendment to Employment Agreement between the Parent Company, the Operating Partnership and Kenneth J. Myszka (incorporated by reference to Exhibit 10.8 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

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

10.11+

Amendment to Employment Agreement between the Parent Company, the Operating Partnership and David L. Rogers (incorporated by reference to Exhibit 10.11 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

10.12+	Form of restricted stock grant pursuant to the 2005 Award and Option Plan (incorporated by reference to Exhibit 10.6 to the Parent Company’s Report on Form 10-K filed February 28, 2012).

10.13+	Form of stock option grant pursuant to 2005 Award and Option Plan (incorporated by reference to Exhibit 10.7 to the Parent Company’s Report on Form 10-K filed February 28, 2012).

10.14+	Deferred Compensation Plan for Directors (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 8, 2015).

10.15	Amended Indemnification Agreements with members of the Board of Directors (incorporated by reference to Exhibit 10.35 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006).
10.16	Amended Indemnification Agreements with Executive Officers (incorporated by reference to Exhibit 10.36 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006).

10.17

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

10.18

Agreement Regarding Revolving Credit Commitment Increases and First Amendment to Credit Agreement dated January 4, 2016 among the Parent Company, the Operating Partnership, Manufacturers & Traders Trust Company, as Administrative Agent, and various other financial institutions (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed January 4, 2016).

10.19*	Amendments to Sixth Amended and Restated Revolving Credit and Term Loan Agreement.

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

10.24*	Amendments to Note Purchase Agreement (2011).

10.25*	Amendments to Note Purchase Agreement (2014).

10.26

Note Purchase Agreement dated as of July 21, 2016 among the Parent Company and the Operating Partnership and the institutions named in Schedule A thereto as purchasers (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 26, 2016).

10.27*	Amendment to Note Purchase Agreement (2016).

10.28+	2009 Outside Directors Stock Option and Award Plan, as amended (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed April 6, 2016).

10.29+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed April 6, 2016).

10.30+	Annual Incentive Compensation Plan for Executive Officers (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed February 21, 2012).

10.31+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Andrew J. Gregoire dated November 1, 2017 (incorporated by reference to Exhibit 10.5 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.32+

Employment Agreement between the Parent Company, the Operating Partnership and Paul Powell amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed February 14, 2012).

10.33+

Separation Agreement between the Parent Company, the Operating Partnership and Paul Powell dated November 1, 2017 (incorporated by reference to Exhibit 10.3 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.34+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Edward F. Killeen dated November 1, 2017 (incorporated by reference to Exhibit 10.6 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.35+

Employment Agreement between the Parent Company, the Operating Partnership and Joseph Saffire dated November 1, 2017 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.36+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

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

10.40

Indemnification Agreement dated as of November 1, 2017, by and among the Parent Company, the Operating Partnership and Carol Hansell, a director of the Parent Company (incorporated by reference to Exhibit 10.4 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.41+

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

10.43+

Form of Long Term Incentive Restricted Stock Award Notice pursuant to 2015 Award and Option Plan (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed December 22, 2015).

10.44+	Form of Performance-Based Award Notice pursuant to 2015 Award and Option Plan (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed December 22, 2015).

10.45+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.46+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.47

Agreement and Plan of Merger, by and among LifeStorage, LP, the Operating Partnership, Solar Lunar Sub, LLC, and Fortis Advisors LLC, as Sellers’ Representative dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to the Parent Company’s Current Report on Form 8-K filed May 19, 2016).

10.48+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).

10.49+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).
10.50+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).

10.51+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).

12.1*	Statement Re: Computation of Earnings to Fixed Charges of Life Storage, Inc. and Life Storage LP

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on signature pages).

31.1*	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3*	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4*	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial statements from the Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2017 and 2016;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2017, 2016 and 2015;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2017, 2016 and 2015;

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2017, 2016 and 2015;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2017, 2016 and 2015; and

(vi)   Notes to Consolidated Financial Statements

The following financial statements from the Life Storage LP’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2017 and 2016;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2017, 2016 and 2015;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2017, 2016 and 2015;

(iv)   Consolidated Statements of Partners’ Capital for Years Ended December 31, 2017, 2016 and 2015;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2017, 2016 and 2015; and

(vi) Notes to Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2018	LIFE STORAGE, INC.

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

February 27, 2018		LIFE STORAGE LP

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Attea	Chairman of Board and Director of Life Storage, Inc.	February 27, 2018
Robert J. Attea	and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Kenneth F. Myszka	President and Director of Life Storage, Inc. and Life Storage	February 27, 2018
Kenneth F. Myszka	Holdings, Inc., general partner of Life Storage LP

/s/ David L. Rogers	Chief Executive Officer (Principal Executive Officer) of Life	February 27, 2018
David L. Rogers	Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting	February 27, 2018
Andrew J. Gregoire	Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Charles E. Lannon	Director of Life Storage, Inc.	February 27, 2018
Charles E. Lannon

/s/ Stephen R. Rusmisel	Director of Life Storage, Inc.	February 27, 2018
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 27, 2018
Arthur L. Havener, Jr.

/s/ Mark G. Barberio	Director of Life Storage, Inc.	February 27, 2018
Mark G. Barberio
/s/ Carol Hansell	Director of Life Storage, Inc.	February 27, 2018

Carol Hansell

Life Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2017

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		$416	$1,516	$2,370	$416	$3,886	$4,302	$1,683	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,704	397	3,128	3,525	1,375	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,534	747	4,197	4,944	1,357	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,582	239	3,692	3,931	1,379	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,825	1,036	5,149	6,185	1,538	1987/15	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	1,054	779	2,171	2,950	1,259	1985	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,324	483	4,076	4,559	1,875	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	4,442	224	5,250	5,474	996	1988/17	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	3,620	497	5,077	5,574	2,080	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	(141)	395	1,263	1,658	731	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,883	687	4,076	4,763	1,189	1985	6/26/1995	5 to 40 years
Columbia	SC		268	1,248	775	268	2,023	2,291	1,051	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	885	363	2,564	2,927	1,341	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,322	234	3,165	3,399	939	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	878	680	2,494	3,174	1,262	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,925	1,445	5,627	7,072	2,433	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	3,444	444	5,057	5,501	1,822	1986	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,487	649	3,816	4,465	1,892	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	4,020	387	5,422	5,809	1,594	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	1,009	844	3,030	3,874	1,588	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	698	303	1,800	2,103	950	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,040	517	4,583	5,100	1,433	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	3,468	321	4,618	4,939	1,110	1985	6/26/1995	5 to 40 years
Columbia	SC		361	1,331	917	374	2,235	2,609	1,203	1987	6/26/1995	5 to 40 years
Columbia	SC		189	719	1,200	189	1,919	2,108	1,408	1989	6/26/1995	5 to 40 years
Columbia	SC		488	1,188	2,081	488	3,269	3,757	1,228	1986	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,343	602	3,750	4,352	1,605	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	856	513	2,786	3,299	1,536	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	586	194	1,498	1,692	818	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,302	1,503	4,921	6,424	2,387	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	500	398	1,535	1,933	875	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	606	424	1,620	2,044	776	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,271	483	2,437	2,920	1,140	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	833	308	1,949	2,257	1,075	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	906	174	1,688	1,862	860	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	853	413	1,852	2,265	1,077	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,492	306	1,895	2,201	874	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	3,018	479	4,760	5,239	2,007	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	1,932	883	4,036	4,919	2,181	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,045	316	2,516	2,832	1,346	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,669	651	4,612	5,263	2,560	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,420	715	3,115	3,830	1,541	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	2,906	619	3,709	4,328	1,607	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,894	1,376	6,113	7,489	3,083	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	692	244	1,593	1,837	860	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,528	1,591	4,837	6,428	1,626	1986/15	6/26/1995	5 to 40 years

Life Storage, Inc.

Schedule III

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Hartford	CT		234	861	3,561	612	4,044	4,656	1,311	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,325	256	3,569	3,825	1,584	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,718	313	4,180	4,493	1,573	1984	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,918	385	3,255	3,640	1,496	1990	6/26/1995	5 to 40 years
Birmingham	AL		730	1,725	2,992	730	4,717	5,447	1,639	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,491	863	3,532	4,395	1,694	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,432	326	2,947	3,273	1,253	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,249	369	4,607	4,976	2,014	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,828	720	3,480	4,200	1,282	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	896	226	1,942	2,168	1,007	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,038	1,088	3,635	4,723	2,100	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,581	526	3,539	4,065	1,729	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	1,218	672	3,657	4,329	1,824	1988	6/26/1995	5 to 40 years
Jackson	MS		343	1,580	2,643	796	3,770	4,566	1,553	1990	6/26/1995	5 to 40 years
Jackson	MS		209	964	1,070	209	2,034	2,243	1,009	1990	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,078	486	3,205	3,691	1,265	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,585	1,142	8,583	9,725	3,428	1989/93/95/16	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,111	443	2,713	3,156	1,434	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	2,311	1,162	5,065	6,227	2,296	1986/15	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,685	472	3,395	3,867	1,604	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	567	206	1,478	1,684	837	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	767	412	2,470	2,882	1,455	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	133	360	1,774	2,134	1,027	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	4,080	692	6,239	6,931	2,213	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,434	442	3,026	3,468	1,454	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,138	353	2,437	2,790	1,086	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	1,062	245	1,912	2,157	936	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	1,060	766	2,860	3,626	1,392	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	471	442	2,238	2,680	1,209	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,312	408	2,974	3,382	1,499	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	448	328	1,772	2,100	1,739	1986	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,548	436	3,307	3,743	1,598	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,484	289	3,645	3,934	457	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,515	433	2,375	2,808	1,053	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	653	345	1,915	2,260	931	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,855	383	3,585	3,968	939	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,656	671	4,025	4,696	1,871	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,335	359	2,622	2,981	1,370	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,554	297	3,425	3,722	1,638	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	657	310	1,945	2,255	1,011	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	996	688	2,853	3,541	976	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	791	777	3,561	4,338	1,847	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,903	568	3,931	4,499	1,800	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	1,191	436	2,826	3,262	1,316	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	638	538	2,668	3,206	1,477	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	701	487	2,455	2,942	1,248	1995	9/16/1996	5 to 40 years

Life Storage, Inc.

Schedule III

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charlotte	NC		315	1,131	524	315	1,655	1,970	890	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,417	314	2,530	2,844	1,223	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	2,975	707	5,468	6,175	2,118	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,773	693	4,822	5,515	1,874	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,465	751	7,141	7,892	2,578	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,524	725	5,110	5,835	2,268	1978	1/10/1997	5 to 40 years
Cleveland	OH		637	2,918	2,082	701	4,936	5,637	2,765	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	4,140	495	5,921	6,416	1,571	1979/17	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,829	761	4,543	5,304	2,315	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	2,944	418	4,865	5,283	2,071	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,533	606	3,697	4,303	1,691	1982	1/10/1997	5 to 40 years
San Antonio	TX		474	1,686	814	504	2,470	2,974	1,119	1981	1/30/1997	5 to 40 years
San Antonio	TX		346	1,236	652	346	1,888	2,234	918	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,134	432	3,694	4,126	1,739	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	4,625	634	7,190	7,824	2,081	1993/95/16	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	577	566	2,856	3,422	1,423	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	702	293	2,059	2,352	960	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,760	260	5,803	6,063	1,650	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,486	616	3,319	3,935	1,024	1984	3/31/1997	5 to 40 years
Delray	FL		491	1,756	805	491	2,561	3,052	1,371	1969	4/11/1997	5 to 40 years
Savannah	GA		296	1,196	586	296	1,782	2,078	912	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	940	921	4,222	5,143	2,118	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,344	304	3,555	3,859	1,534	1989	6/4/1997	5 to 40 years
Dallas-Fort Worth	TX		965	3,864	1,773	943	5,659	6,602	2,806	1977	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	797	1,033	4,550	5,583	2,303	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	724	825	3,456	4,281	1,733	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	517	735	3,946	4,681	2,039	1995	8/21/1997	5 to 40 years
Greensboro-Hilltop	NC		268	1,097	911	231	2,045	2,276	863	1995	9/25/1997	5 to 40 years
Greensboro-StgCch	NC		89	376	1,947	89	2,323	2,412	988	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,234	421	3,040	3,461	1,425	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	564	282	1,867	2,149	923	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	777	637	3,325	3,962	1,680	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	1,030	709	4,265	4,974	2,145	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	1,113	843	4,507	5,350	2,168	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	542	542	2,752	3,294	1,370	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,561	620	4,093	4,713	1,839	1995	2/5/1998	5 to 40 years
Virginia Beach-Shell	VA		540	2,211	569	540	2,780	3,320	1,370	1991	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	1,039	1,243	6,058	7,301	2,993	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,203	694	2,738	3,432	895	1988	2/9/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	1,109	397	2,943	3,340	1,313	1993	2/10/1998	5 to 40 years
Titusville	FL		492	1,990	1,282	688	3,076	3,764	1,047	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	2,000	733	4,941	5,674	2,308	1979	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,269	702	7,090	7,792	2,310	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	652	384	2,023	2,407	1,063	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,333	414	3,413	3,827	1,354	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,871	464	3,006	3,470	1,137	1989	3/27/1998	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Birmingham-Walt	AL		544	1,942	1,335	544	3,277	3,821	1,635	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	655	742	3,632	4,374	1,766	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	973	775	4,076	4,851	1,978	1988/91	4/9/1998	5 to 40 years
Raleigh-Durham	NC		940	3,763	1,087	940	4,850	5,790	2,353	1990/96	4/9/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,414	569	3,231	3,800	1,543	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,831	633	4,539	5,172	1,662	1986/16	4/22/1998	5 to 40 years
Jackson	MS		744	3,021	280	744	3,301	4,045	1,632	1995	5/13/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,101	419	5,625	6,044	1,759	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,705	662	6,359	7,021	1,687	1985/07/15	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,783	584	3,501	4,085	1,186	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,588	740	4,085	4,825	1,631	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	634	635	2,936	3,571	1,284	1997	6/19/1998	5 to 40 years
Dallas-Fort Worth	TX		548	1,988	442	548	2,430	2,978	1,163	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,233	324	3,726	4,050	1,451	1994	6/30/1998	5 to 40 years
Austin-McNeil	TX		492	1,995	2,646	510	4,623	5,133	1,633	1994	6/30/1998	5 to 40 years
Austin-FM	TX		484	1,951	1,044	481	2,998	3,479	1,269	1996	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	701	1,208	5,555	6,763	2,744	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	876	944	4,679	5,623	2,277	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	650	903	4,293	5,196	2,075	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	(1,767)	851	4,944	5,795	2,414	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	651	840	4,024	4,864	2,003	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	872	550	2,870	3,420	1,276	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,865	670	4,272	4,942	1,813	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,462	390	3,032	3,422	1,205	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	797	460	2,439	2,899	1,191	1984	12/1/1998	5 to 40 years
Houston-Katy	TX		507	2,058	1,843	507	3,901	4,408	1,564	1993	12/15/1998	5 to 40 years
Providence	RI		447	1,776	1,041	447	2,817	3,264	1,320	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,465	556	3,416	3,972	1,674	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	1,331	708	4,191	4,899	1,675	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	(1,091)	314	4	318	97	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,671	188	2,323	2,511	1,078	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	1,192	963	5,088	6,051	2,218	1994	2/17/1999	5 to 40 years
Phoenix-Gilbert	AZ		651	2,600	1,339	772	3,818	4,590	1,688	1995	5/18/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	783	565	3,379	3,944	1,571	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,606	733	3,512	4,245	1,262	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	816	339	2,162	2,501	940	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,160	291	2,186	2,477	881	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	723	354	2,128	2,482	948	1986	5/18/1999	5 to 40 years
Phoenix-Camelback	AZ		453	1,610	1,101	453	2,711	3,164	1,281	1984	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,659	872	7,135	8,007	2,538	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	972	849	4,373	5,222	2,060	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,031	410	3,657	4,067	1,517	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,009	667	3,382	4,049	1,564	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	946	335	2,467	2,802	987	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	1,333	276	2,645	2,921	1,076	1998	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,083	633	3,656	4,289	1,543	1989	2/15/2000	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Houston-Seabrook	TX		633	2,617	572	633	3,189	3,822	1,435	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	874	384	2,296	2,680	949	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	2,165	332	3,146	3,478	990	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,805	1,981	8,460	10,441	2,358	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,643	966	6,491	7,457	1,450	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	1,360	841	4,644	5,485	1,432	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	762	902	3,896	4,798	1,339	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	772	1,104	4,440	5,544	1,821	1986	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	849	1,091	4,431	5,522	1,770	1984	12/1/2001	5 to 40 years
Columbia	SC		883	3,139	1,496	942	4,576	5,518	1,726	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	1,181	589	3,114	3,703	1,258	1984	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	997	938	2,507	3,445	967	1988	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,401	1,004	6,985	7,989	2,465	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	631	714	3,647	4,361	1,448	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,217	327	2,387	2,714	819	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	967	784	3,873	4,657	1,480	1984	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		394	1,595	562	421	2,130	2,551	823	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	6,688	618	7,996	8,614	1,369	1980/17	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	724	919	4,420	5,339	1,682	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	478	612	2,946	3,558	1,136	1999	6/19/2002	5 to 40 years
Houston-League City	TX		689	3,159	824	688	3,984	4,672	1,444	1994/97	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,231	1,119	5,215	6,334	1,838	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	856	407	2,506	2,913	793	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	3,517	817	6,804	7,621	1,495	1996/17	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	914	2,207	9,780	11,987	3,718	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	629	1,131	5,193	6,324	1,953	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	442	635	3,360	3,995	1,270	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	789	1,252	6,532	7,784	2,361	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	349	1,039	4,550	5,589	1,643	1995/99	8/26/2003	5 to 40 years
Dallas-Fort Worth	TX		827	3,776	551	827	4,327	5,154	1,537	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	764	2,713	11,777	14,490	4,200	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,876	773	5,046	5,819	1,727	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	463	1,195	5,340	6,535	1,817	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	529	1,103	5,079	6,182	1,832	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,920	1,061	7,347	8,408	2,382	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,052	388	2,692	3,080	883	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	323	1,720	7,309	9,029	2,563	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,620	1,566	7,965	9,531	2,379	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,882	1,365	7,451	8,816	2,519	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	951	1,976	6,879	8,855	2,366	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	284	1,131	4,893	6,024	1,584	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,309	527	5,430	5,957	1,133	1988/02/16	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	646	612	3,147	3,759	934	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	408	1,612	6,993	8,605	2,324	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	499	1,906	8,225	10,131	2,646	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	372	1,215	5,320	6,535	1,747	1997/99	6/6/2005	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Boston-Oxford	MA		470	1,902	1,521	470	3,423	3,893	1,046	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	6,061	491	8,290	8,781	744	2003/17	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	591	556	2,856	3,412	959	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	330	754	3,395	4,149	1,114	2003	7/12/2005	5 to 40 years
Houston-Pinehurst	TX		484	1,977	1,565	484	3,542	4,026	1,056	2002/04	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	578	811	3,975	4,786	1,297	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,669	719	5,596	6,315	1,392	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,431	982	5,609	6,591	922	2001/16	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	329	596	2,740	3,336	814	2002	1/10/2006	5 to 40 years
Houston-Cypress	TX		721	2,994	2,340	721	5,334	6,055	1,455	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	230	937	4,009	4,946	1,246	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,884	707	5,817	6,524	1,666	2000	3/9/2006	5 to 40 years
Lafayette	LA		411	1,621	270	411	1,891	2,302	608	1997	4/13/2006	5 to 40 years
Lafayette	LA		463	1,831	198	463	2,029	2,492	644	2001/04	4/13/2006	5 to 40 years
Lafayette	LA		601	2,406	1,480	601	3,886	4,487	1,154	2002	4/13/2006	5 to 40 years
Lafayette	LA		542	1,319	2,229	542	3,548	4,090	986	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	184	832	3,452	4,284	1,055	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	455	1,270	5,492	6,762	1,625	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	344	929	4,020	4,949	1,166	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	267	696	3,006	3,702	889	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	332	1,220	5,137	6,357	1,548	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	479	1,113	4,838	5,951	1,427	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,500	766	4,540	5,306	1,105	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	222	828	3,512	4,340	1,055	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,520	734	5,387	6,121	1,255	1980/01/15	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	356	899	3,952	4,851	1,166	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	475	890	4,027	4,917	1,186	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	224	697	2,935	3,632	868	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	572	1,256	5,518	6,774	1,601	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	215	605	2,649	3,254	771	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	241	607	2,669	3,276	793	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	134	1,073	4,410	5,483	1,298	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,184	549	3,364	3,913	889	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	169	644	2,711	3,355	809	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	233	963	4,069	5,032	1,237	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	2,200	773	5,260	6,033	1,287	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	396	1,175	5,020	6,195	1,454	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	619	617	3,041	3,658	905	1989	6/29/2006	5 to 40 years
Lafayette	LA		699	2,784	3,836	699	6,620	7,319	1,435	1995/99/16	8/1/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	208	619	2,679	3,298	785	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,283	1,158	5,922	7,080	1,673	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	600	590	2,961	3,551	858	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	403	694	3,161	3,855	882	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	406	736	3,311	4,047	947	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,394	975	5,248	6,223	1,219	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		-	3,680	337	-	4,017	4,017	1,153	2004/05	9/28/2006	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Columbus-Amber Dr	GA		439	1,745	394	439	2,139	2,578	637	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,072	813	5,285	6,098	1,413	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	453	930	4,099	5,029	1,098	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	642	1,537	6,660	8,197	1,858	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,600	532	5,719	6,251	1,060	1993/07/15	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	702	437	2,496	2,933	672	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	2,964	638	5,495	6,133	1,007	1997/06	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	529	348	1,873	2,221	502	1998	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	249	323	1,580	1,903	464	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	1,206	316	3,390	3,706	868	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,638	961	6,465	7,426	1,472	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	749	375	2,247	2,622	570	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	145	1,003	4,147	5,150	1,143	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	466	676	3,151	3,827	915	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,113	1,677	7,381	9,058	1,927	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	467	1,017	4,479	5,496	1,241	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	222	1,423	5,846	7,269	1,615	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	401	1,206	5,176	6,382	1,408	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	391	1,216	5,210	6,426	1,454	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	159	1,301	5,528	6,829	1,493	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	330	1,164	4,954	6,118	1,344	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	1,592	1,347	7,065	8,412	1,683	2003/06/15	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	213	1,029	4,393	5,422	1,289	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	245	686	2,977	3,663	838	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	163	1,811	7,315	9,126	1,960	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	118	732	3,133	3,865	900	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	347	1,075	4,680	5,755	1,263	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	286	885	3,872	4,757	1,028	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	373	742	3,397	4,139	876	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	212	444	2,011	2,455	526	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	159	384	1,707	2,091	423	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	198	437	1,955	2,392	495	2000	12/19/2007	5 to 40 years
Jackson-Ridgeland	MS		1,479	5,965	596	1,479	6,561	8,040	1,700	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	279	1,337	5,656	6,993	1,425	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	281	852	3,690	4,542	845	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,722	1,047	8,703	9,750	1,528	2009/16	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	229	846	4,324	5,170	809	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,272	961	4,974	5,935	788	2008/16	12/29/2010	5 to 40 years
Raleigh-Durham	NC		574	3,975	268	575	4,242	4,817	763	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	47	513	5,364	5,877	964	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	156	1,129	4,923	6,052	913	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	107	381	3,682	4,063	672	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	133	965	3,488	4,453	635	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	417	796	9,884	10,680	1,648	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	755	885	3,828	4,713	575	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	90	197	2,222	2,419	444	2007	7/28/2011	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Atlanta-Decatur	GA		1,043	8,252	111	1,043	8,363	9,406	1,366	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	567	825	4,768	5,593	810	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	169	693	3,721	4,414	656	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	175	1,243	3,281	4,524	603	2000	9/22/2011	5 to 40 years
Austin-Cedar Park	TX		1,559	2,727	100	1,559	2,827	4,386	527	1998	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,488	691	6,923	7,614	1,009	2000/15	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	257	1,012	3,569	4,581	617	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	209	575	3,766	4,341	705	1998	9/22/2011	5 to 40 years
Houston-Pasadena	TX		705	4,223	234	705	4,457	5,162	784	2000	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	289	1,168	2,604	3,772	467	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	339	2,152	3,366	5,518	638	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	271	402	3,873	4,275	660	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	479	1,653	5,426	7,079	904	1984	9/22/2011	5 to 40 years
Houston-Spring	TX		1,474	4,500	138	1,456	4,656	6,112	813	2006	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	190	177	3,413	3,590	595	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	178	1,438	4,761	6,199	814	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	199	272	3,435	3,707	632	2001	9/22/2011	5 to 40 years
Houston-Westheimer Rd	TX		536	2,687	276	536	2,963	3,499	525	1997	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	219	1,478	4,364	5,842	733	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	298	1,315	6,440	7,755	1,055	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	216	3,189	4,190	7,379	702	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	530	1,049	5,705	6,754	971	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	1,700	2,054	2,138	2,895	2,054	5,033	7,087	508	1982/17	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	108	2,848	6,000	8,848	1,021	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	696	197	4,977	5,174	754	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	329	2,960	12,406	15,366	1,743	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	203	1,932	11,809	13,741	1,679	1996/04	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	295	1,940	5,175	7,115	763	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	75	911	5,937	6,848	871	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	77	1,560	6,843	8,403	982	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	92	644	5,811	6,455	800	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	84	772	3,966	4,738	556	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	93	739	3,951	4,690	567	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	80	1,384	9,346	10,730	1,293	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	111	856	4,426	5,282	610	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	123	855	3,961	4,816	553	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	110	1,342	4,802	6,144	676	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	256	2,337	5,157	7,494	731	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	219	1,213	3,348	4,561	481	1999/06	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	174	1,050	6,068	7,118	818	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	224	910	3,880	4,790	535	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	348	2,593	5,377	7,970	693	2005	12/20/2012	5 to 40 years
Chicago-North Western	IL		1,718	6,466	710	1,798	7,096	8,894	882	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	185	395	3,411	3,806	432	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	147	2,373	10,016	12,389	1,267	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	187	1,501	3,962	5,463	530	1997	12/21/2012	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Ft. Myers-Cleveland	FL		515	2,280	154	515	2,434	2,949	330	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	230	1,234	4,248	5,482	553	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	172	1,555	6,150	7,705	806	2000	12/21/2012	5 to 40 years
Austin-Cedar Park	TX		1,246	5,740	227	1,246	5,967	7,213	777	2006	12/27/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	178	774	3,505	4,279	466	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	127	632	2,112	2,744	310	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	337	269	3,463	3,732	431	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	229	337	2,234	2,571	305	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	546	2,122	9,281	11,403	1,102	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	186	1,506	7,419	8,925	885	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	109	1,096	8,385	9,481	953	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	107	2,224	10,209	12,433	1,145	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	221	629	5,422	6,051	582	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	140	1,843	6,684	8,527	707	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	700	868	6,006	6,874	624	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	183	1,547	5,409	6,956	610	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	124	1,174	8,940	10,114	901	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	113	1,639	11,059	12,698	1,112	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	374	7,629	12,292	19,921	1,236	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	825	15,680	18,345	34,025	1,864	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	722	3,999	5,019	9,018	553	1998/02	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	358	2,235	6,627	8,862	691	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	254	2,146	6,672	8,818	670	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	108	493	5,342	5,835	530	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	556	1,837	6,857	8,694	691	2004/13	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	231	598	5,020	5,618	494	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	512	2,000	4,261	6,261	444	1997	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	1,593	2,444	7,559	10,003	711	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,800	638	5,318	5,956	451	1998/16	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	306	2,010	3,850	5,860	373	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	393	508	2,435	2,943	246	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	2,429	1,989	6,474	8,463	484	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	2,803	1,538	7,313	8,851	508	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	1,082	5,161	8,145	13,306	743	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	388	1,741	6,394	8,135	599	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	501	2,263	5,432	7,695	547	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		-	2,292	269	-	2,561	2,561	576	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	655	819	5,389	6,208	490	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	361	1,097	5,979	7,076	551	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	243	626	4,792	5,418	445	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	806	1,512	10,513	12,025	955	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	256	2,958	7,160	10,118	617	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	295	2,349	4,170	6,519	363	2000	9/5/2014	5 to 40 years
San Antonio-Castle Hills	TX		2,658	8,190	444	4,544	6,748	11,292	608	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	256	759	5,864	6,623	493	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	472	5,771	10,847	16,618	922	2008	10/10/2014	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Orlando-Celebration	FL		6,091	4,641	423	6,091	5,064	11,155	430	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	626	4,196	9,000	13,196	750	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	1,051	889	5,751	6,640	439	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	3,490	1,599	9,303	10,902	532	2006/17	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	201	9,747	18,575	28,322	1,367	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	147	9,642	23,499	33,141	1,737	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	121	5,153	27,522	32,675	2,032	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	278	4,931	20,693	25,624	1,518	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	3,331	2,579	7,397	9,976	336	1986/17	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	396	1,719	7,367	9,086	540	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	180	1,793	4,562	6,355	328	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	290	3,864	5,067	8,931	374	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	65	2,118	6,566	8,684	456	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	319	1,169	4,728	5,897	328	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy.	FL		4,957	6,045	229	4,957	6,274	11,231	437	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	143	3,372	4,349	7,721	300	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	208	2,687	5,220	7,907	370	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	184	852	7,236	8,088	509	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	119	2,110	8,301	10,411	548	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	125	2,711	3,920	6,631	250	2000	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	91	668	2,048	2,716	135	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	95	473	5,463	5,936	333	2005/11	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	1,038	834	2,743	3,577	120	2000/17	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	890	718	3,867	4,585	232	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	287	7,604	9,373	16,977	576	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	298	2,511	6,445	8,956	410	1999	9/1/2015	5 to 40 years
Columbia VI	SC		3,640	3,452	127	3,640	3,579	7,219	228	2004/08	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	158	3,084	3,350	6,434	213	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	1,250	1,926	5,748	7,674	258	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	290	882	6,046	6,928	308	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	83	2,567	2,921	5,488	157	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	(344)	4,278	10,276	14,554	386	2001/06	1/6/2016	5 to 40 years
Los Angeles - E. Commercial	CA		6,512	12,352	409	6,512	12,761	19,273	680	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	254	3,998	13,801	17,799	681	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	175	4,636	15,001	19,637	733	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	455	13,274	10,874	24,148	572	2004/14	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	47	1,713	2,756	4,469	141	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	70	1,615	3,403	5,018	171	2003	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	107	2,445	6,402	8,847	309	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	76	3,078	2,937	6,015	148	2000	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	183	4,430	26,223	30,653	1,272	1985/99	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	163	4,880	6,505	11,385	320	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	157	6,191	5,245	11,436	271	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	100	8,097	7,147	15,244	367	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		5,508	6,462	76	5,508	6,538	12,046	328	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	69	988	8,293	9,281	424	2015	2/1/2016	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Miami	FL		2,294	8,980	182	2,294	9,162	11,456	467	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	312	1,768	4,191	5,959	199	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	123	4,528	8,038	12,566	388	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	564	17,976	25,709	43,685	1,161	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		-	6,318	684	-	7,002	7,002	629	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	114	4,671	14,022	18,693	631	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	321	6,728	10,661	17,389	502	2005	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	444	17,445	19,283	36,728	885	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	258	3,618	5,544	9,162	251	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	154	2,524	5,772	8,296	261	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	4,119	2,373	5,089	339	2,373	5,428	7,801	227	1991/94	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	128	3,337	13,240	16,577	568	2013	4/26/2016	5 to 40 years
Pt. St. Lucie	FL	3,939	4,140	7,176	284	4,140	7,460	11,600	370	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	219	2,333	8,521	10,854	378	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	(796)	499	4,402	4,901	183	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	268	215	2,591	2,806	109	2006	5/19/2016	5 to 40 years
Austin - S. Congress	TX		1,030	8,163	83	1,030	8,246	9,276	320	1984	7/15/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	102	1,210	14,935	16,145	571	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	73	930	12,342	13,272	478	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	181	3,070	20,963	24,033	862	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	71	830	6,200	7,030	244	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	92	1,530	10,739	12,269	437	2001/15	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	110	750	9,348	10,098	362	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	46	1,430	15,004	16,434	580	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	26	350	4,736	5,086	183	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	133	2,770	25,245	28,015	965	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	163	1,190	19,322	20,512	729	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	124	1,720	10,752	12,472	408	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	254	3,670	26,914	30,584	1,020	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	97	1,090	20,130	21,220	775	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	666	1,610	15,580	17,190	581	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	152	3,770	20,142	23,912	792	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	386	1,340	12,267	13,607	466	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	54	1,670	10,865	12,535	412	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	67	670	18,796	19,466	712	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	152	1,130	12,736	13,866	492	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.,	IL		5,600	12,721	74	5,600	12,795	18,395	491	2006	7/15/2016	5 to 40 years
Chicago - Matteson	IL		1,590	12,053	76	1,590	12,129	13,719	488	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	89	1,050	5,049	6,099	206	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	132	1,780	9,060	10,840	348	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	149	600	15,723	16,323	596	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	215	3,230	18,838	22,068	737	2008	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	681	1,890	10,076	11,966	383	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	101	2,620	12,034	14,654	484	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	707	1,100	10,794	11,894	407	2015	7/15/2016	5 to 40 years
Chicago - La Grange	IL		960	13,019	53	960	13,072	14,032	505	2015	7/15/2016	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago - Glenview	IL		3,210	8,519	62	3,210	8,581	11,791	344	2014/15	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	57	630	10,339	10,969	410	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	81	790	12,866	13,656	496	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	70	1,370	10,236	11,606	394	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	41	620	8,812	9,432	340	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	115	4,030	8,144	12,174	319	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	72	3,690	12,146	15,836	474	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	39	2,650	15,343	17,993	603	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	171	11,540	15,742	27,282	616	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	64	2,670	5,687	8,357	229	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	158	2,760	8,446	11,206	342	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	157	8,080	10,271	18,351	404	2008	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	100	1,960	9,685	11,645	380	1972	7/15/2016	5 to 40 years
Houston - FM 529	TX		680	3,951	126	680	4,077	4,757	163	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	93	1,260	2,475	3,735	109	1994	7/15/2016	5 to 40 years
Jackson - Flowood	MS		680	20,066	115	680	20,181	20,861	786	2000	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	99	1,020	25,251	26,271	964	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	(864)	1,510	11,958	13,468	457	2005	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	96	590	16,934	17,524	642	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	229	350	7,206	7,556	280	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	162	1,470	11,209	12,679	437	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	121	390	7,163	7,553	278	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	103	1,340	5,244	6,584	260	2004	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	132	1,420	10,427	11,847	417	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	112	1,080	16,548	17,628	631	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	131	790	5,364	6,154	225	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	87	1,470	17,453	18,923	698	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	91	3,050	23,424	26,474	985	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	144	980	13,595	14,575	519	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	75	330	15,726	16,056	602	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	128	570	12,804	13,374	505	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	81	520	10,186	10,706	399	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	79	1,510	9,467	10,977	365	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	197	5,250	32,560	37,810	1,243	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	252	2,520	18,654	21,174	721	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	159	2,660	16,748	19,408	654	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	29	750	14,749	15,499	569	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	58	640	6,746	7,386	265	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	97	1,230	9,683	10,913	371	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	116	1,080	3,829	4,909	153	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	75	2,280	17,144	19,424	661	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	44	1,200	22,194	23,394	839	2005	7/15/2016	5 to 40 years
Sacremento - Pell	CA		540	8,874	51	540	8,925	9,465	347	2004	7/15/2016	5 to 40 years
Sacremento - Goldenland	CA		2,010	8,944	60	2,010	9,004	11,014	367	2005	7/15/2016	5 to 40 years
Sacremento - Woodland	CA		860	10,569	56	860	10,625	11,485	407	2003	7/15/2016	5 to 40 years
Sacremento - El Camino	CA		1,450	12,239	78	1,450	12,317	13,767	475	2002	7/15/2016	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Sacremento - Bayou	CA		1,640	21,603	88	1,640	21,691	23,331	833	2005	7/15/2016	5 to 40 years
Sacremento - Calvine	CA		2,120	24,650	59	2,120	24,709	26,829	957	2003	7/15/2016	5 to 40 years
Sacremento - El Dorado Hills	CA		1,610	24,829	48	1,610	24,877	26,487	958	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	176	1,480	15,871	17,351	623	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	139	1,380	8,596	9,976	329	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	56	990	7,379	8,369	292	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	57	920	7,757	8,677	296	2016	7/29/2016	5 to 40 years
Denver - Westminster	CO		5,062	3,679	307	5,062	3,986	9,048	141	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts.	IL		370	8,513	104	370	8,617	8,987	242	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL	2,916	3,268	6,378	114	3,268	6,492	9,760	180	2016	12/20/2016	5 to 40 years
Chicago - Lombard	IL		771	9,318	0	771	9,318	10,089	199	2017	2/23/2017	5 to 40 years
Austin - Mary St.	TX		0	0	6	0	6	6	0	2017	4/3/2017	5 to 40 years
Charlotte - Morehead St..	NC		1,110	11,439	1	1,110	11,440	12,550	24	2017	12/14/2017	5 to 40 years
Construction in Progress			0	0	14,383	0	14,383	14,383	0	2017
Corporate Office	NY		0	68	38,947	1,633	37,382	39,015	20,892	2000	5/1/2000	5 to 40 years
		$12,674	$773,702	$2,974,075	$573,633	$786,628	$3,534,782	$4,321,410	$624,314

Life Storage, Inc.

Schedule III

(dollars in thousands)

	December 31,	December 31,	December 31,
	2017	2016	2015
Cost:
Balance at beginning of period	$4,243,308	$2,491,702	$2,177,983
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	22,638	1,714,029	278,572
Improvements, etc.	84,191	73,385	42,046
	106,829	1,787,414	320,618
Deductions during period:
Cost of assets disposed	(28,727)	(35,808)	(6,899)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(28,727)	(35,808)	(6,899)
Balance at close of period	$4,321,410	$4,243,308	$2,491,702
Accumulated Depreciation:
Balance at beginning of period	$535,704	$465,195	$411,701
Additions during period:
Depreciation expense	102,674	87,219	55,101
	102,674	87,219	55,101
Deductions during period:
Accumulated depreciation of assets disposed	(14,064)	(16,710)	(1,607)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(14,064)	(16,710)	(1,607)
Balance at close of period	$624,314	$535,704	$465,195

The aggregate cost of real estate for U.S. federal income tax purposes is $4,388,101 at December 31, 2017.