Form 10-Q
period 2018-03-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2018-05-03
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, 46,517,198 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2018. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investment in storage facilities:
Land	$786,628	$786,628
Building, equipment, and construction in progress	3,541,631	3,534,782
	4,328,259	4,321,410
Less: accumulated depreciation	(647,130)	(624,314)
Investment in storage facilities, net	3,681,129	3,697,096
Cash and cash equivalents	7,778	9,167
Accounts receivable	7,286	7,331
Receivable from unconsolidated joint ventures	900	1,397
Investment in unconsolidated joint ventures	133,106	133,458
Prepaid expenses	17,335	6,757
Fair value of interest rate swap agreements	277	205
Trade name	16,500	16,500
Other assets	4,603	4,863
Total Assets	$3,868,914	$3,876,774
Liabilities
Line of credit	$130,000	$105,000
Term notes, net	1,609,576	1,609,089
Accounts payable and accrued liabilities	69,227	92,941
Deferred revenue	10,347	9,374
Mortgages payable	12,581	12,674
Total Liabilities	1,831,731	1,829,078
Noncontrolling redeemable Operating Partnership Units at redemption value	17,846	19,373
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,514,198 shares outstanding at March 31, 2018 (46,552,222 at December 31, 2017)	465	466
Additional paid-in capital	2,364,671	2,363,171
Dividends in excess of net income	(338,489)	(327,727)
Accumulated other comprehensive loss	(7,310)	(7,587)
Total Shareholders’ Equity	2,019,337	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,019,337	2,028,323
Total Liabilities and Shareholders’ Equity	$3,868,914	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Revenues
Rental income	$121,624	$118,594
Other operating income	11,470	9,726
Total operating revenues	133,094	128,320
Expenses
Property operations and maintenance	30,449	29,796
Real estate taxes	15,419	14,435
General and administrative	12,044	11,436
Payments for rent	141	—
Depreciation and amortization	24,764	37,642
Total operating expenses	82,817	93,309
Income from operations	50,277	35,011
Other income (expenses)
Interest expense	(17,204)	(15,210)
Interest income	4	3
Equity in income of joint ventures	972	721
Net income	34,049	20,525
Net income attributable to noncontrolling interest in the Operating Partnership	(160)	(96)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Net income attributable to common shareholders	$33,889	$20,429
Earnings per common share attributable to common shareholders – basic	$0.73	$0.44
Earnings per common share attributable to common shareholders – diluted	$0.73	$0.44
Common shares used in basic earnings per share calculation	46,452,492	46,304,568
Common shares used in diluted earnings per share calculation	46,536,672	46,418,891
Dividends declared per common share	$1.00	$0.95

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net income	$34,049	$20,525
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	277	1,622
Total comprehensive income	34,326	22,147
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(161)	(104)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Comprehensive income attributable to common shareholders	$34,165	$22,043

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating Activities
Net income	$34,049	$20,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,764	37,642
Amortization of debt issuance costs and bond discount	891	832
Equity in income of joint ventures	(972)	(721)
Distributions from unconsolidated joint ventures	2,037	1,357
Non-vested stock earned	1,495	1,612
Stock option expense	4	4
Deferred income taxes	148	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	45	(281)
Prepaid expenses	(10,578)	(3,773)
Receipts from (advances to) joint ventures	497	(73)
Accounts payable and other liabilities	(23,749)	(29,033)
Deferred revenue	973	48
Net cash provided by operating activities	29,604	28,139
Investing Activities
Acquisitions of storage facilities, net of cash acquired	—	(9,576)
Improvements, equipment additions, and construction in progress	(8,755)	(20,739)
Investment in unconsolidated joint ventures	(706)	(22,387)
Property deposit	29	—
Net cash used in investing activities	(9,432)	(52,702)
Financing Activities
Net proceeds from sale of common stock	—	4,216
Proceeds from line of credit	68,000	73,000
Repayments of line of credit	(43,000)	(27,000)
Dividends paid - common stock	(46,121)	(44,113)
Distributions to noncontrolling interest holders	(217)	(207)
Mortgage principal payments	(93)	(89)
Net cash (used in) provided by financing activities	(21,431)	5,807
Net decrease in cash and restricted cash	(1,259)	(18,756)
Cash and restricted cash at beginning of period	9,459	23,923
Cash and restricted cash at end of period	$8,200	$5,167
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$19,140	$21,993
Cash paid for income taxes, net of refunds	$322	$220

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investment in storage facilities:
Land	$786,628	$786,628
Building, equipment, and construction in progress	3,541,631	3,534,782
	4,328,259	4,321,410
Less: accumulated depreciation	(647,130)	(624,314)
Investment in storage facilities, net	3,681,129	3,697,096
Cash and cash equivalents	7,778	9,167
Accounts receivable	7,286	7,331
Receivable from unconsolidated joint ventures	900	1,397
Investment in unconsolidated joint ventures	133,106	133,458
Prepaid expenses	17,335	6,757
Fair value of interest rate swap agreements	277	205
Trade name	16,500	16,500
Other assets	4,603	4,863
Total Assets	$3,868,914	$3,876,774
Liabilities
Line of credit	$130,000	$105,000
Term notes, net	1,609,576	1,609,089
Accounts payable and accrued liabilities	69,227	92,941
Deferred revenue	10,347	9,374
Mortgages payable	12,581	12,674
Total Liabilities	1,831,731	1,829,078
Limited partners’ redeemable capital interest at redemption value (217,481 units outstanding at March 31, 2018 and December 31, 2017)	17,846	19,373
Partners’ Capital
General partner (467,317 and 467,697 units outstanding at March 31, 2018 and December 31, 2017, respectively)	20,373	20,478
Limited partners (46,046,881 and 46,084,525 units outstanding at March 31, 2018 and December 31, 2017, respectively)	2,006,274	2,015,432
Accumulated other comprehensive loss	(7,310)	(7,587)
Total Controlling Partners’ Capital	2,019,337	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,019,337	2,028,323
Total Liabilities and Partners’ Capital	$3,868,914	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per unit data)	2018	2017
Revenues
Rental income	$121,624	$118,594
Other operating income	11,470	9,726
Total operating revenues	133,094	128,320
Expenses
Property operations and maintenance	30,449	29,796
Real estate taxes	15,419	14,435
General and administrative	12,044	11,436
Payments for rent	141	—
Depreciation and amortization	24,764	37,642
Total operating expenses	82,817	93,309
Income from operations	50,277	35,011
Other income (expenses)
Interest expense	(17,204)	(15,210)
Interest income	4	3
Equity in income of joint ventures	972	721
Net income	34,049	20,525
Net income attributable to noncontrolling interest in the Operating Partnership	(160)	(96)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Net income attributable to common unitholders	$33,889	$20,429
Earnings per common unit attributable to common unitholders – basic	$0.73	$0.44
Earnings per common unit attributable to common unitholders – diluted	$0.73	$0.44
Common units used in basic earnings per unit calculation	46,452,492	46,304,568
Common units used in diluted earnings per unit calculation	46,536,672	46,418,891
Distributions declared per common unit	$1.00	$0.95
Net income attributable to general partner	$340	$205
Net income attributable to limited partners	$33,549	$20,224

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net income	$34,049	$20,525
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	277	1,622
Total comprehensive income	34,326	22,147
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(161)	(104)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Comprehensive income attributable to common unitholders	$34,165	$22,043

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating Activities
Net income	$34,049	$20,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,764	37,642
Amortization of debt issuance costs and bond discount	891	832
Equity in income of joint ventures	(972)	(721)
Distributions from unconsolidated joint ventures	2,037	1,357
Non-vested stock earned	1,495	1,612
Stock option expense	4	4
Deferred income taxes	148	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	45	(281)
Prepaid expenses	(10,578)	(3,773)
Receipts from (advances to) joint ventures	497	(73)
Accounts payable and other liabilities	(23,749)	(29,033)
Deferred revenue	973	48
Net cash provided by operating activities	29,604	28,139
Investing Activities
Acquisitions of storage facilities, net of cash acquired	—	(9,576)
Improvements, equipment additions, and construction in progress	(8,755)	(20,739)
Investment in unconsolidated joint ventures	(706)	(22,387)
Property deposit	29	—
Net cash used in investing activities	(9,432)	(52,702)
Financing Activities
Net proceeds from sale of partnership units	—	4,216
Proceeds from line of credit	68,000	73,000
Repayments of line of credit	(43,000)	(27,000)
Distributions to unitholders	(46,121)	(44,113)
Distributions to noncontrolling interest holders	(217)	(207)
Mortgage principal payments	(93)	(89)
Net cash (used in) provided by financing activities	(21,431)	5,807
Net decrease in cash and restricted cash	(1,259)	(18,756)
Cash and restricted cash at beginning of period	9,459	23,923
Cash and restricted cash at end of period	$8,200	$5,167
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$19,140	$21,993
Cash paid for income taxes, net of refunds	$322	$220

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2018. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At March 31, 2018, we had an ownership interest in, and/or managed 711 self-storage properties in 28 states under the name Life Storage®. Among our 711 self-storage properties are 98 properties that we manage for unconsolidated joint ventures (see Note 10) and 47 properties that we manage and have no ownership interest.

We consolidate all wholly-owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (the Parent Company’s taxable REIT subsidiary), Warehouse Anywhere LLC (an entity owned 60% by Life Storage Solutions, LLC), and all other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. At March 31, 2018 and December 31, 2017, there were 217,481 noncontrolling redeemable Operating Partnership Units outstanding. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at March 31, 2018 and December 31, 2017, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Three Months Ended March 31, 2018
Beginning balance	$19,373
Net income attributable to noncontrolling interest in the Operating Partnership	160
Distributions	(217)
Adjustment to redemption value	(1,470)
Ending balance	$17,846

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Rental income	$121,624	$118,594
Management fee income	2,395	1,818
Revenues related to tenant insurance	5,717	5,353
Other	3,358	2,555
Total operating revenues	$133,094	$128,320

Management fee income and revenues related to tenant insurance are included in other operating income in the consolidated statements of operations.

During 2018, approximately 22% and 13% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company recorded compensation expense (included in general and administrative expense) of $4,000 and $4,000, respectively, related to stock options and $1,495,000 and $1,589,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees and directors during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, 36,191 and 44,789 shares of non-vested stock, respectively, vested.

During the three months ended March 31, 2018, the Company issued 242 shares of non-vested stock to non-employee directors which vest over one year. The per share fair market value on the date of grant of the non-vested stock issued during the three months ended March 31, 2018 was $81.86, resulting in an aggregate fair value of approximately $20,000.

4. CASH AND RESTRICTED CASH

Restricted cash represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and is included in other assets in the consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	Mar. 31, 2018	Dec. 31, 2017	Mar. 31, 2017
Cash	$7,778	$9,167	$4,819
Restricted cash	422	292	348
Total cash and restricted cash	8,200	9,459	5,167

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the three months ended March 31, 2018:

(dollars in thousands)
Cost:
Beginning balance	$4,321,410
Improvements and equipment additions	3,497
Net increase in construction in progress	5,336
Dispositions	(1,984)
Ending balance	$4,328,259
Accumulated Depreciation:
Beginning balance	$624,314
Additions during the period	24,731
Dispositions	(1,915)
Ending balance	$647,130

We did not acquire any self-storage facilities during the three months ended March 31, 2018.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	Mar. 31, 2018	Dec. 31, 2017
In-place customer leases	$75,241	$75,241
Accumulated amortization	(75,241)	(75,241)
Net carrying value at the end of period	—	—

Amortization expense related to in-place customer leases was $12.8 million for the three months ended March 31, 2017. The Company did not record any amortization expense during the three months ended March 31, 2018 as all in-place customer leases were fully amortized at the beginning of the period.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2017 and 2018, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.3 million during the three month period ended March 31, 2018. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of March 31, 2018 will have minimal additional impact on depreciation expense during the remainder of 2018.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.01 for the three month period ended March 31, 2018.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	Mar. 31, 2018	Dec. 31, 2017
Revolving line of credit borrowings	$130,000	$105,000

Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Total term note principal balance outstanding	$1,625,000	$1,625,000
Less: unamortized debt issuance costs	(10,612)	(10,962)
Less: unamortized senior term note discount	(4,812)	(4,949)
Term notes payable	$1,609,576	$1,609,089

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2018 the margin is 1.10%), and requires an annual 0.15% facility fee. The interest rate at March 31, 2018 on the Company’s line of credit was approximately 2.97% (2.63% at December 31, 2017).  At March 31, 2018, there was $369.2 million available on the unsecured revolving line of credit. The revolving line of credit has a maturity date of December 10, 2019. The Company’s unsecured credit agreement also includes an unsecured term note maturing June 4, 2020, which term note was initially in the principal amount of $325 million. In 2017, the Company repaid $225 million under this term note, resulting in $100 million outstanding at March 31, 2018. The term note bears interest at LIBOR plus a margin based on the Company’s credit rating (at March 31, 2018 the margin is 1.15%). The interest rate at March 31, 2018 on the term note was approximately 2.84% (2.53% at December 31, 2017).

On December 7, 2017, the Operating Partnership issued $450 million in aggregate principal amount of 3.875% unsecured senior notes due December 15, 2027 (the “2027 Senior Notes”).  The 2027 Senior Notes were issued at a 0.477% discount to par value.  Interest on the 2027 Senior Notes is payable semi-annually on each June 15 and December 15, beginning on June 15, 2018.  The 2027 Senior Notes are fully and unconditionally guaranteed by the Parent Company.  Proceeds received upon issuance, net of discount to par of $2.1 million and underwriting discount and other offering expenses of $4.0 million, totaled $443.9 million.

On June 20, 2016, the Operating Partnership issued $600 million in aggregate principal amount of 3.50% unsecured senior notes due July 1, 2026 (the “2026 Senior Notes”). The 2026 Senior Notes were issued at a 0.553% discount to par value. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each January 1 and July 1. The 2026 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $3.3 million and underwriting discount and other offering expenses of $5.5 million, totaled $591.2 million.

The indenture under which the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At March 31, 2018, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2018, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2018, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017. Amortization expense related to these deferred debt issuance costs was $0.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2018 and December 31, 2017 consist of the following:

(dollars in thousands)	Mar. 31, 2018	Dec. 31, 2017
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.6 million, principal and interest paid monthly (effective interest rate 5.16%)	$2,902	$2,916
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.6 million, principal and interest paid monthly (effective interest rate 4.25%)	4,096	4,119
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.50%)	3,922	3,939
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.6 million, principal and interest paid monthly (effective interest rate 6.29%)	1,661	1,700
Total mortgages payable	$12,581	$12,674

The table below summarizes the Company’s debt obligations at March 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (2.97% at March 31, 2018)	—	$130,000	—	—	—	—	$130,000	$130,000
Notes Payable:
Term note - variable rate LIBOR + 1.15% (2.84% at March 31, 2018)	—	—	$100,000	—	—	—	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	$100,000	—	—	$100,000	$105,938
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$176,500
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$574,042
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$432,286
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$185,200
Mortgage note - fixed rate 4.98%	$39	$56	$59	$2,748	—	—	$2,902	$2,947
Mortgage note - fixed rate 4.065%	$69	$96	$99	$104	$108	$3,620	$4,096	$4,008
Mortgage note - fixed rate 5.26%	$50	$71	$74	$78	$83	$3,566	$3,922	$4,053
Mortgage note - fixed rate 5.99%	$121	$170	$181	$192	$203	$794	$1,661	$1,746
Total	$279	$130,393	$100,413	$103,122	$394	$1,432,980	$1,767,581

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

Interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three months ended March 31, 2018 and 2017.

The Company has interest rate swap agreements in effect at March 31, 2018 as detailed below to effectively convert a total of $100 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR

In 2017, the Company terminated hedges and settled interest rate swap agreements on $225 million of the Company’s variable rate debt in connection with repayment of the related variable rate term notes.  As a result of the termination, no gains or losses related to the terminated interest rate swaps are included in AOCL at March 31, 2018 or December 31, 2017.

In the fourth quarter of 2015, the Company entered into forward starting interest rate swap agreements with a total notional value of $50 million. In the first quarter of 2016, the Company entered into additional forward starting interest rate swap agreements with a total notional value of $100 million. These forward starting interest rate swap agreements were entered into to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the $600 million 2026 Senior Notes (see Note 6), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the ten-year term of the $600 million 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable.

The interest rate swap agreements in effect are the only derivative instruments, as defined by ASC Topic 815 “Derivatives and Hedging”, held by the Company at March 31, 2018. During the three months ended March 31, 2018 and 2017, the net reclassification from AOCL to interest expense was ($30,000) and $0.9 million, respectively, based on payments received and made under the swap agreements.  Based on current interest rates, the Company estimates that payments received under the interest rate swap for the 12 months ended March 31, 2019 would be de minimis. Payments made or received under the interest rate swap agreement will be reclassified to interest expense as swap settlement occurs. The fair value of the swap agreement, including accrued interest, was an asset of $0.3 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively.

The Company’s agreement with its interest rate swap counterparty contains provisions pursuant to which the Company could be declared in default of its derivative obligation, if any, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreement also incorporates other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreement. As of March 31, 2018, the Company had not posted any collateral related to the interest rate swap agreement.

The changes in AOCL for the three months ended March 31, 2018 and 2017 are summarized as follows:

(dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Accumulated other comprehensive loss beginning of period	$(7,587)	$(21,475)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	196	1,119
Unrealized gain from changes in the fair value of the effective portion of the interest rate swaps	81	503
Gain included in accumulated other comprehensive loss	277	1,622
Accumulated other comprehensive loss end of period	$(7,310)	$(19,853)

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

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
March 31, 2018
Interest rate swaps	$277	—	$277	—
December 31, 2017
Interest rate swaps	$205	—	$205	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at Mar. 31, 2018	Company common ownership interest at Mar. 31, 2018	Carrying value of investment at Mar. 31, 2018	Carrying value of investment at Dec. 31, 2017
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$84.6 million	$85.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.2 million	$13.3 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$9.4 million	$9.4 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.6 million	$3.6 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[6]	1	85%	$4.4 million	$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[7]	1	5%	$2.7 million	$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[8]	1	5%	$2.5 million	$2.5 million
Review Avenue Partners, LLC (“RAP”)[9]	1	40%	$11.4 million	$11.5 million
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.3 million	$1.3 million

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). In June 2017, Sovran HHF acquired 18 self-storage facilities for $330 million in Arizona, Nevada and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During the three months ended March 31, 2018, the Company contributed $0.2 million as its share of capital to the joint venture. During the three months ended March 31, 2018, the Company received $1.4 million of distributions from Sovran HHF. As of March 31, 2018, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During the three months ended March 31, 2018, the Company received $0.5 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. During 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During the three months ended March 31, 2018, the Company contributed $0.1 million as its share of capital to the joint venture. During the three months ended March 31, 2018, the Company received $0.1 million of distributions from 191 III.

[4]

SERS owns three self-storage facilities in Georgia.  During 2017, SERS acquired these three self-storage facilities for a total of $39.1 million. In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired.  During the three months ended March 31, 2018, the Company did not make any contributions to SERS and distributions received from SERS were minimal.

[5]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $0.3 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the Company received $0.1 million of distributions from Iskalo.

[6]

Urban Box is currently developing a self-storage facility in Florida. During the three months ended March 31, 2018, the Company contributed $0.3 million to Urban Box as its share of capital to the joint venture.

[7]	McDonald is currently developing a self-storage facility in New York. McDonald has entered into a non-recourse mortgage loan with $6.7 million of principal outstanding at March 31, 2018.
[8]	Merrick owns a self-storage facility in New York. Merrick has entered into a non-recourse mortgage loan with $10.4 million of principal outstanding at March 31, 2018.
[9]	RAP owns a self-storage facility in New York. The Company contributed $0.1 million of common capital to RAP during the three months ended March 31, 2018.
[10]	N32 is currently developing a self-storage facility in Arizona.

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

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as property manager of the self-storage facilities owned by HHF, HHF II, 191 III, SERS, RAP and Merrick. These fees, which are included in other operating income in the consolidated statements of operations, totaled $1.9 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.  The Company will also earn management fees upon commencement of the operation of storage facilities owned by Urban Box, McDonald, and N32.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Sovran HHF	$689	$538
Sovran HHF II	368	340
191 III	18	35
SERS	62	—
RAP	(216)	—
Merrick	(16)	(246)
Iskalo	67	54
	$972	$721

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2018 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,074,836
Investment in office building, net	4,761
Other assets	14,172
Total Assets	$1,093,769
Due to the Company	$900
Mortgages payable	463,930
Other liabilities	6,835
Total Liabilities	$471,665
Unaffiliated partners’ equity	489,409
Company equity	132,695
Total Partners’ Equity	622,104
Total Liabilities and Partners’ Equity	$1,093,769
Income Statement Data:
Total revenues	$27,377
Property operating expenses	(8,677)
Administrative, management and call center fees	(2,135)
Depreciation and amortization of customer list	(6,467)
Amortization of financing fees	(374)
Income tax expense	(77)
Interest expense	(4,121)
Net income	$5,526

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties and our share of the payoff of secured debt held by these joint ventures.

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

The Company recorded federal and state income tax expense of $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, which are included in general and administrative expenses in the consolidated statements of operations. At March 31, 2018 and 2017, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2018 and 2017, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable at March 31, 2018 and December 31, 2017 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at March 31, 2018 and December 31, 2017 are classified within prepaid expenses, while the net deferred tax assets of our taxable REIT subsidiary at March 31, 2018 and December 31, 2017 are classified within other assets in the consolidated balance sheets.  As of March 31, 2018, the Company’s taxable REIT subsidiary has prepaid taxes of $0.1 million, deferred tax assets totaling $3.4 million, and a deferred tax liability of $1.7 million. As of December 31, 2017, the Company’s taxable REIT subsidiary has prepaid taxes of $0.1 million, deferred tax assets of $3.6 million and a deferred tax liability of $1.7 million.  The tax years 2013-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Tax Cuts and Jobs Act (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Under the TCJA, the corporate income tax rate is reduced from a maximum rate of 35% to a flat 21% rate. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, applies to income earned by our taxable REIT subsidiary. As a result, the deferred tax assets and deferred tax liabilities of our taxable REIT subsidiary are measured at March 31, 2018 using the 21% corporate income tax rate.

12. EARNINGS PER SHARE AND EARNINGS PER UNIT

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

Earnings Per Share

(in thousands except per share data)	Three Months Ended Mar. 31, 2018	Three Months Ended Mar. 31, 2017
Numerator:
Net income attributable to common shareholders	$33,889	$20,429
Denominator:
Denominator for basic earnings per share – weighted average shares	46,452	46,305
Effect of Dilutive Securities:
Stock options and non-vested stock	85	114
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,537	46,419
Basic earnings per common share attributable to common shareholders	$0.73	$0.44
Diluted earnings per common share attributable to common shareholders	$0.73	$0.44

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended Mar. 31, 2018	Three Months Ended Mar. 31, 2017
Numerator:
Net income attributable to common unitholders	$33,889	$20,429
Denominator:
Denominator for basic earnings per unit – weighted average units	46,452	46,305
Effect of Dilutive Securities:
Stock options and non-vested stock	85	114
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,537	46,419
Basic earnings per common unit attributable to common unitholders	$0.73	$0.44
Diluted earnings per common unit attributable to common unitholders	$0.73	$0.44

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 11,000 stock options and 118,062 unvested restricted shares for the three months ended March 31, 2018, and 11,000 stock options and 151,053 unvested restricted shares for the three months ended March 31, 2017, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Three Months Ended March 31, 2018
Beginning balance of total shareholders’ equity	$2,028,323
Earned portion of non-vested stock	1,495
Stock option expense	4
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	1,470
Net income attributable to common shareholders	33,889
Amortization of terminated hedge included in AOCL	229
Change in fair value of derivatives	48
Dividends	(46,121)
Ending balance of total shareholders’ equity	$2,019,337

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time.  The Company did not repurchase any outstanding common shares under the Buyback Program during the three months ended March 31, 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 52,304 shares under the plan during the three months ended March 31, 2017. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Three Months Ended March 31, 2018
Beginning balance of total controlling partners’ capital	$2,028,323
Earned portion of non-vested stock	1,495
Stock option expense	4
Adjustment to redemption value on limited partners’ redeemable capital interests	1,470
Net income attributable to common unitholders	33,889
Amortization of terminated hedge included in AOCL	229
Change in fair value of derivatives	48
Distributions	(46,121)
Ending balance of total controlling partners’ capital	$2,019,337

15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is therefore effective for the Company as of January 1, 2018. The Company had the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (the modified retrospective transition method). The Company elected to adopt the standard using the modified retrospective transition method.   Leases are specifically excluded from the scope of ASU 2014-09, therefore, upon analysis, the Company concluded that the adoption of the new standard did not have any impact on the timing or amounts of the Company’s rental revenue from customers which represents over 90% of the Company’s total operating revenues. We have evaluated the other revenue streams material to the Company and have concluded that the adoption of the new standard did not have any material impact on the timing or amounts of the Company’s material revenue streams and no cumulative effect adjustment is required as of the date of initial application. Payment from such revenue streams is due and generally collected upon invoice.  Also, as part of the Company’s adoption of ASU 2014-09, the Company has elected to apply the guidance only to contracts that are not completed contracts at the date of initial application. Further, related to the Company’s management fee revenue stream which relates to managing self-storage facilities for third-parties and unconsolidated joint ventures, the Company has elected to apply a practical expedient provided in the new standard which allows the Company to recognize revenue in the amount of management fees to which the Company has a right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date. With respect to the Company’s revenues related to tenant insurance, the Company recognizes revenue based upon the amount that the Company has the right to invoice following the practical expedient in ASC 606-10-55-18 as such amount corresponds directly with the value to the third-party insurer of the entity’s performance completed to date.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities, though the Company does not expect to adopt ASU 2016-02 early. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has elected to use the nature of the distribution approach to classify distributions received from its equity method investees.  This approach requires distributions to be classified in the statement of cash flows on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow from operating activities) or a return of investment (classified as a cash inflow from investing activities).  The adoption of ASU 2016-15 effective January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force)” which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted. Other than modifications to the statement of cash flows and the additional disclosures in Note 4, the adoption of ASU 2016-18 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements. The consolidated statement of cash flows for the three months ended March 31, 2017 has been modified to conform to the presentation requirements of ASU 2016-18 which entail including restricted cash along with cash in the beginning balance, ending balance and net change in cash and restricted cash on the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under current guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under

ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired during the three months ended March 31, 2018 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 could potentially impact the accounting treatment of future real estate sales of the Company if such sales are to parties who are also customers of the Company, though the implementation did not have an impact on the Company’s consolidated financial statements for the period ending March 31, 2018.

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

16. COMMITMENT AND CONTINGENCIES

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

17. SUBSEQUENT EVENTS

On April 3, 2018, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on April 26, 2018 to shareholders of record on April 13, 2018. The total dividend paid amounted to $46.5 million.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2018 THROUGH MARCH 31, 2018, COMPARED TO THE PERIOD JANUARY 1, 2017 THROUGH MARCH 31, 2017

We recorded rental revenues of $121.6 million for the three months ended March 31, 2018, an increase of $3.0 million or 2.6% when compared to rental revenues of $118.6 million for the same period in 2017. Of the increase in rental revenue, $2.7 million resulted from a 2.4% increase in rental revenues at the 535 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017, seven stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 0.1% increase in rental income per square foot and a 150 basis point increase in average occupancy. The remaining increase in rental revenue of $0.3 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, increased by $1.8 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of increased revenues related to tenant insurance and increased management fees earned as a result of an increase in managed properties.

Property operations and maintenance expenses increased $0.7 million or 2.2% in the three months ended March 31, 2018 compared to the same period in 2017. Expenses related to the 535 core properties considered in the same store pool remained relatively consistent with a $0.2 million or 0.7% increase in operating expenses. The remaining increase of $0.5 million is a result of the net activity of the stores not included in the same store pool. Real estate tax expense increased $1.0 million as a result of a 6.2% increase in property taxes on the 535 same store pool and the inclusion of taxes on the properties acquired in 2017.

Net operating income increased $3.1 million or 3.7% resulting from a 2.5% increase in our same store net operating income along with the impact of the properties acquired since January 1, 2017 and stores not yet stabilized.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended March 31, 2018 and 2017.

	Three Months ended March 31,
(dollars in thousands)	2018	2017
Net income	$34,049	$20,525
General and administrative	12,044	11,436
Payments for rent	141	—
Depreciation and amortization	24,764	37,642
Interest expense	17,204	15,210
Interest income	(4)	(3)
Equity in income of joint ventures	(972)	(721)
Net operating income	$87,226	$84,089
Net operating income
Same store	$80,939	$78,991
Other stores and management fee income	6,287	5,098
Total net operating income	$87,226	$84,089

Our 2018 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017, seven stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017. The following table sets forth operating data for our 535 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$116,194	$113,466	2.4%
Same store other operating income	6,338	6,082	4.2%
Total same store operating income	122,532	119,548	2.5%
Payroll and benefits	10,544	10,228	3.1%
Real estate taxes	14,378	13,540	6.2%
Utilities	4,075	3,777	7.9%
Repairs and maintenance	4,703	4,940	(4.8)%
Office and other operating expenses	4,182	4,016	4.1%
Insurance	1,444	1,365	5.8%
Advertising and yellow pages	331	338	(2.1)%
Internet marketing	1,936	2,353	(17.7)%
Total same store operating expenses	41,593	40,557	2.6%
Same store net operating income	$80,939	$78,991	2.5%

			Change
Quarterly same store move ins	48,440	50,428	(1,988)
Quarterly same store move outs	46,703	46,882	(179)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets coupled with our higher occupancy rates in 2018 resulting in less spaces available to rent. We believe the decrease in same store move outs was a result of customers renting with us for longer periods.

General and administrative expenses for the three months ended March 31, 2018 increased $0.6 million or 5.3% when compared with the three months ended March 31, 2017. The increase was due to approximately $1.1 million of costs incurred in 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters, partially offset by a net decrease in other general and administrative charges such as officer payroll and costs incurred in 2017 related to the Life Storage name change.

Depreciation and amortization expense decreased to $24.8 million in the three months ended March 31, 2018 from $37.6 million in the same period of 2017 as a result of reduced amortization of customer lists, primarily related to LifeStorage, LP and other acquisitions in 2016, which became fully depreciated during the fourth quarter of 2017.

Total interest expense increased $2.0 million in the three months ended March 31, 2018 as compared to the same period in 2017 primarily as a result of increased outstanding debt balances in 2018 as compared to 2017.

FUNDS FROM OPERATIONS

We believe that Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net earnings, cash flows and our dividend payout ratio, for an understanding of our operating results. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful supplemental measure in evaluating our operating performance by disregarding (or adding back) historical cost depreciation.

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

Reconciliation of Net (Loss) Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended Mar. 31, 2018	Three Months Ended Mar. 31, 2017
Net income attributable to common shareholders	$33,889	$20,429
Net income attributable to noncontrolling interest	160	96
Depreciation of real estate and amortization of intangible assets	24,256	37,265
Depreciation and amortization from unconsolidated joint ventures	1,197	768
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(280)	(273)
FFO available to common shareholders	$59,222	$58,285

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2018, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2018, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $29.6 million and $28.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in operating cash flows in the 2018 period compared to the 2017 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $9.4 million and $52.7 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in investing activities in the 2018 period compared to the 2017 period was primarily due to the decreased volume of acquisitions in 2018 as compared to the same period in 2017, along with decreased capital contributions made to joint ventures and decreased capital expenditures on enhancements and improvements to existing facilities.

Cash used in financing activities was $21.4 million for the three months ended March 31, 2018, compared to cash provided by financing activities of $5.8 million for the three months ended March 31, 2017.  The decrease is primarily a result of decreased net borrowings against the Company’s revolving line of credit which was used largely to pay for acquisitions in the first quarter of 2017.

Note 6 and Note 7 to the consolidated financial statements include details related to the Company’s unsecured line of credit, term notes, mortgages, and other indebtedness.  Note 13 to the consolidated financial statements includes details of our shareholders’ equity and activity related thereto.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

The Company did not acquire or dispose of any self-storage facilities during the three months ended March 31, 2018.

In 2017, the Company acquired two self-storage facilities comprising 148,000 square feet in Illinois (1) and North Carolina (1) for a total purchase price of $22.6 million. As both of these acquisitions were of newly constructed facilities, the weighted average capitalization rate for each acquisition was 0% as these facilities did not have any operating cash flows at the time of acquisition.

During 2017, the Company sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of approximately $16.9 million, resulting in a $3.5 million loss on sale. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2020.

We may acquire stabilized or newly constructed properties in 2018. We may also seek to sell additional properties to third parties or joint venture partners in 2018.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2018, including potential acquisitions by unconsolidated joint ventures.

In the three months ended March 31, 2018, we added 2,000 square feet to existing properties for a total cost of approximately $0.1 million. We plan to complete an additional $50 million to $55 million of expansions and enhancements to our existing facilities in 2018, of which $16.2 million was paid as of March 31, 2018.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the three months ended March 31, 2018, we spent approximately $3.4 million on such improvements and we expect to spend approximately $20 million to $23 million for the remainder of 2018.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2018, 217,481 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We have entered into interest rate swap agreements in order to mitigate the effects of fluctuations in interest rates on our variable rate debt. The LIBOR base rates have been contractually fixed on $100 million of our debt through the interest rate swap termination dates. See Note 8 to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Through September 2018, $100 million of our $230 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $230 million at March 31, 2018, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $1.3 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2018. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

INFLATION

We do not believe that inflation has had or will have a direct effect on our operations. Substantially all of the leases at our facilities are on a month-to-month basis which provides us with the opportunity to increase rental rates in a timely manner in response to any potential future inflationary pressures.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2018. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2018.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2018. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2018.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through  March 31, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - March 31, 2018	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955
(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock.  The program does not have an expiration date but may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Annual Incentive Compensation Plan for Executive Officers, as amended.

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017;

(ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017;

(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017;

(iv) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; and

(v) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 3, 2018

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 3, 2018

Date