Form 10-Q
period 2018-06-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2018-08-02
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 19, 2018, 46,600,427 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2018. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investment in storage facilities:
Land	$786,628	$786,628
Building, equipment, and construction in progress	3,560,756	3,534,782
	4,347,384	4,321,410
Less: accumulated depreciation	(671,717)	(624,314)
Investment in storage facilities, net	3,675,667	3,697,096
Cash and cash equivalents	7,327	9,167
Accounts receivable	7,935	7,331
Receivable from unconsolidated joint ventures	994	1,397
Investment in unconsolidated joint ventures	133,225	133,458
Prepaid expenses	16,657	6,757
Fair value of interest rate swap agreements	177	205
Trade name	16,500	16,500
Other assets	4,487	4,863
Total Assets	$3,862,969	$3,876,774
Liabilities
Line of credit	$113,000	$105,000
Term notes, net	1,610,062	1,609,089
Accounts payable and accrued liabilities	83,254	92,941
Deferred revenue	10,080	9,374
Mortgages payable	12,489	12,674
Total Liabilities	1,828,885	1,829,078
Noncontrolling redeemable Operating Partnership Units at redemption value	20,644	19,373
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,599,927 shares outstanding at June 30, 2018 (46,552,222 at December 31, 2017)	466	466
Additional paid-in capital	2,368,942	2,363,171
Dividends in excess of net income	(348,764)	(327,727)
Accumulated other comprehensive loss	(7,204)	(7,587)
Total Shareholders’ Equity	2,013,440	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,013,440	2,028,323
Total Liabilities and Shareholders’ Equity	$3,862,969	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Revenues
Rental income	$125,892	$120,646	$247,516	$239,240
Other operating income	12,116	12,138	23,586	21,865
Total operating revenues	138,008	132,784	271,102	261,105
Expenses
Property operations and maintenance	29,787	29,719	60,236	59,515
Real estate taxes	15,643	14,498	31,061	28,933
General and administrative	11,728	15,959	23,771	27,396
Payments for rent	141	141	283	141
Depreciation and amortization	24,784	38,105	49,548	75,747
Total operating expenses	82,083	98,422	164,899	191,732
Income from operations	55,925	34,362	106,203	69,373
Other income (expenses)
Interest expense	(17,518)	(15,716)	(34,722)	(30,926)
Interest income	2	1	6	4
Equity in income of joint ventures	1,048	785	2,020	1,506
Net income	39,457	19,432	73,507	39,957
Net income attributable to noncontrolling interest in the Operating Partnership	(183)	(77)	(344)	(172)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common shareholders	$39,274	$19,355	$73,163	$39,785
Earnings per common share attributable to common shareholders – basic	$0.84	$0.42	$1.57	$0.86
Earnings per common share attributable to common shareholders – diluted	$0.84	$0.42	$1.57	$0.86
Common shares used in basic earnings per share calculation	46,480,907	46,364,890	46,466,700	46,334,729
Common shares used in diluted earnings per share calculation	46,576,352	46,477,680	46,556,512	46,448,286
Dividends declared per common share	$1.00	$1.00	$2.00	$1.95

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$39,457	$19,432	$73,507	$39,957
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	106	237	383	1,859
Total comprehensive income	39,563	19,669	73,890	41,816
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(183)	(78)	(346)	(180)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common shareholders	$39,380	$19,591	$73,544	$41,636

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating Activities
Net income	$73,507	$39,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,548	75,747
Amortization of debt issuance costs and bond discount	1,781	1,663
Equity in income of joint ventures	(2,020)	(1,506)
Distributions from unconsolidated joint ventures	4,103	2,852
Non-vested stock earned	2,748	3,246
Stock option expense	7	8
Deferred income taxes	105	(2,832)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(604)	(720)
Prepaid expenses	(9,900)	(2,045)
Receipts from joint ventures	403	201
Accounts payable and other liabilities	(9,718)	(8,023)
Deferred revenue	706	320
Net cash provided by operating activities	110,666	108,868
Investing Activities
Acquisitions of storage facilities, net of cash acquired	—	(9,576)
Improvements, equipment additions, and construction in progress	(28,047)	(45,662)
Net proceeds from the sale of real estate	—	976
Investment in unconsolidated joint ventures	(1,862)	(66,590)
Property deposit	29	—
Net cash used in investing activities	(29,880)	(120,852)
Financing Activities
Net proceeds from sale of common stock	3,045	9,760
Proceeds from line of credit	115,000	179,000
Repayments of line of credit	(107,000)	(101,000)
Dividends paid - common stock	(92,635)	(90,610)
Distributions to noncontrolling interest holders	(435)	(424)
Redemption of operating partnership units	(232)	—
Mortgage principal payments	(185)	(175)
Net cash used in financing activities	(82,442)	(3,449)
Net decrease in cash and restricted cash	(1,656)	(15,433)
Cash and restricted cash at beginning of period	9,459	23,923
Cash and restricted cash at end of period	$7,803	$8,490
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$34,406	$30,624
Cash paid for income taxes, net of refunds	$1,249	$1,161

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investment in storage facilities:
Land	$786,628	$786,628
Building, equipment, and construction in progress	3,560,756	3,534,782
	4,347,384	4,321,410
Less: accumulated depreciation	(671,717)	(624,314)
Investment in storage facilities, net	3,675,667	3,697,096
Cash and cash equivalents	7,327	9,167
Accounts receivable	7,935	7,331
Receivable from unconsolidated joint ventures	994	1,397
Investment in unconsolidated joint ventures	133,225	133,458
Prepaid expenses	16,657	6,757
Fair value of interest rate swap agreements	177	205
Trade name	16,500	16,500
Other assets	4,487	4,863
Total Assets	$3,862,969	$3,876,774
Liabilities
Line of credit	$113,000	$105,000
Term notes, net	1,610,062	1,609,089
Accounts payable and accrued liabilities	83,254	92,941
Deferred revenue	10,080	9,374
Mortgages payable	12,489	12,674
Total Liabilities	1,828,885	1,829,078
Limited partners’ redeemable capital interest at redemption value (215,009 and 217,481 units outstanding at June 30, 2018 and December 31, 2017, respectively)	20,644	19,373
Partners’ Capital
General partner (468,174 and 467,697 units outstanding at June 30, 2018 and December 31, 2017, respectively)	20,343	20,478
Limited partners (46,131,753 and 46,084,525 units outstanding at June 30, 2018 and December 31, 2017, respectively)	2,000,301	2,015,432
Accumulated other comprehensive loss	(7,204)	(7,587)
Total Controlling Partners’ Capital	2,013,440	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,013,440	2,028,323
Total Liabilities and Partners’ Capital	$3,862,969	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per unit data)	2018	2017	2018	2017
Revenues
Rental income	$125,892	$120,646	$247,516	$239,240
Other operating income	12,116	12,138	23,586	21,865
Total operating revenues	138,008	132,784	271,102	261,105
Expenses
Property operations and maintenance	29,787	29,719	60,236	59,515
Real estate taxes	15,643	14,498	31,061	28,933
General and administrative	11,728	15,959	23,771	27,396
Payments for rent	141	141	283	141
Depreciation and amortization	24,784	38,105	49,548	75,747
Total operating expenses	82,083	98,422	164,899	191,732
Income from operations	55,925	34,362	106,203	69,373
Other income (expenses)
Interest expense	(17,518)	(15,716)	(34,722)	(30,926)
Interest income	2	1	6	4
Equity in income of joint ventures	1,048	785	2,020	1,506
Net income	39,457	19,432	73,507	39,957
Net income attributable to noncontrolling interest in the Operating Partnership	(183)	(77)	(344)	(172)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common unitholders	$39,274	$19,355	$73,163	$39,785
Earnings per common unit attributable to common unitholders – basic	$0.84	$0.42	$1.57	$0.86
Earnings per common unit attributable to common unitholders – diluted	$0.84	$0.42	$1.57	$0.86
Common units used in basic earnings per unit calculation	46,480,907	46,364,890	46,466,700	46,334,729
Common units used in diluted earnings per unit calculation	46,576,352	46,477,680	46,556,512	46,448,286
Distributions declared per common unit	$1.00	$1.00	$2.00	$1.95
Net income attributable to general partner	$395	$194	$735	$400
Net income attributable to limited partners	38,879	19,161	72,428	39,385

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$39,457	$19,432	$73,507	$39,957
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	106	237	383	1,859
Total comprehensive income	39,563	19,669	73,890	41,816
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(183)	(78)	(346)	(180)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common unitholders	$39,380	$19,591	$73,544	$41,636

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating Activities
Net income	$73,507	$39,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,548	75,747
Amortization of debt issuance costs and bond discount	1,781	1,663
Equity in income of joint ventures	(2,020)	(1,506)
Distributions from unconsolidated joint ventures	4,103	2,852
Non-vested stock earned	2,748	3,246
Stock option expense	7	8
Deferred income taxes	105	(2,832)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(604)	(720)
Prepaid expenses	(9,900)	(2,045)
Receipts from joint ventures	403	201
Accounts payable and other liabilities	(9,718)	(8,023)
Deferred revenue	706	320
Net cash provided by operating activities	110,666	108,868
Investing Activities
Acquisitions of storage facilities, net of cash acquired	—	(9,576)
Improvements, equipment additions, and construction in progress	(28,047)	(45,662)
Net proceeds from the sale of real estate	—	976
Investment in unconsolidated joint ventures	(1,862)	(66,590)
Property deposit	29	—
Net cash used in investing activities	(29,880)	(120,852)
Financing Activities
Net proceeds from sale of partnership units	3,045	9,760
Proceeds from line of credit	115,000	179,000
Repayments of line of credit	(107,000)	(101,000)
Distributions to unitholders	(92,635)	(90,610)
Distributions to noncontrolling interest holders	(435)	(424)
Redemption of operating partnership units	(232)	—
Mortgage principal payments	(185)	(175)
Net cash used in financing activities	(82,442)	(3,449)
Net decrease in cash and restricted cash	(1,656)	(15,433)
Cash and restricted cash at beginning of period	9,459	23,923
Cash and restricted cash at end of period	$7,803	$8,490
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$34,406	$30,624
Cash paid for income taxes, net of refunds	$1,249	$1,161

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2018. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At June 30, 2018, we had an ownership interest in, and/or managed 718 self-storage properties in 28 states under the name Life Storage®. Among our 718 self-storage properties are 98 properties that we manage for unconsolidated joint ventures (see Note 10) and 54 properties that we manage and have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 215,009 and 217,481 noncontrolling redeemable Operating Partnership Units outstanding at June 30, 2018 and December 31, 2017, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at June 30, 2018 and December 31, 2017, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Six Months Ended June 30, 2018
Beginning balance	$19,373
Redemption of units	(203)
Net income attributable to noncontrolling interest in the Operating Partnership	344
Distributions	(435)
Adjustment to redemption value	1,565
Ending balance	$20,644

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Rental income	$125,892	$120,646	$247,516	$239,240
Management and acquisition fee income	2,546	3,183	4,941	5,001
Revenues related to tenant insurance	5,768	5,622	11,485	10,974
Other	3,802	3,333	7,160	5,890
Total operating revenues	$138,008	$132,784	$271,102	$261,105

Revenues related to tenant insurance and management and acquisition fee income are included in other operating income in the consolidated statements of operations.

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

For the three months ended June 30, 2018 and 2017, the Company recorded compensation expense (included in general and administrative expense) of $3,000 and $4,000, respectively, related to stock options and $1,252,000 and $1,657,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the six months ended June 30, 2018 and 2017, the Company recorded compensation expense of $7,000 and $8,000, respectively, related to stock options and $2,748,000 and $3,246,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the three and six months ended June 30, 2018, 71,606 stock options were exercised by employees and directors.  No stock options were exercised by employees and directors during the three and six months ended June 30, 2017. During the three months ended June 30, 2018 and 2017, 3,762 and 2,239 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2018 and 2017, 39,953 and 47,028 shares of non-vested stock, respectively, vested.

During the six months ended June 30, 2018, the Company issued 14,865 shares of non-vested stock to certain employees and non-employee directors which vest over periods ranging from one year to eight years. The fair market value on the date of grant of the non-vested stock issued during the six months ended June 30, 2018 ranged from $81.86 to $94.08, resulting in an aggregate fair value of $1.4 million.

During the six months ended June 30, 2018, the Company granted performance-based awards that entitle the recipient to earn up to 6,766 shares if certain performance criteria are achieved over a three-year period.  The Company estimated the aggregate fair value of the awards on the grant date to be $0.3 million.

4. CASH AND RESTRICTED CASH

Restricted cash represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and is included in other assets in the consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Cash	$7,327	$9,167	$7,998
Restricted cash	476	292	492
Total cash and restricted cash	7,803	9,459	8,490

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the six months ended June 30, 2018:

(dollars in thousands)
Cost:
Beginning balance	$4,321,410
Improvements and equipment additions	14,123
Net increase in construction in progress	14,040
Dispositions	(2,189)
Ending balance	$4,347,384
Accumulated Depreciation:
Beginning balance	$624,314
Additions during the period	49,557
Dispositions	(2,154)
Ending balance	$671,717

We did not acquire any self-storage facilities during the six months ended June 30, 2018.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
In-place customer leases	$75,241	$75,241
Accumulated amortization	(75,241)	(75,241)
Net carrying value at the end of period	—	—

Amortization expense related to in-place customer leases was $11.9 million and $24.7 million for the three and six months ended June 30, 2017, respectively. The Company did not record any amortization expense during the three and six months ended June 30, 2018 as all in-place customer leases were fully amortized at the beginning of the period.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2017 and 2018, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.3 million during the six months ended June 30, 2018 and $1.4 million and $1.5 million, respectively, during the three and six months ended June 30, 2017. There was de minimis impact on the three months ended June 30, 2018. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of June 30, 2018 will have minimal additional impact on depreciation expense during the remainder of 2018.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.01, respectively, for the six month period ended June 30, 2018 and by approximately $0.03 for both the three and six months ended June 30, 2017.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Revolving line of credit borrowings	$113,000	$105,000

Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Total term note principal balance outstanding	$1,625,000	$1,625,000
Less: unamortized debt issuance costs	(10,262)	(10,962)
Less: unamortized senior term note discount	(4,676)	(4,949)
Term notes payable	$1,610,062	$1,609,089

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million. The interest rate on the revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2018 the margin is 1.10%), and requires an annual 0.15% facility fee. The interest rate at June 30, 2018 on the Company’s line of credit was approximately 3.19% (2.63% at December 31, 2017). At June 30, 2018, there was $386.2 million available on the unsecured revolving line of credit. The revolving line of credit has a maturity date of December 10, 2019. The Company’s unsecured credit agreement also includes an unsecured term note maturing June 4, 2020, which term note was initially in the principal amount of $325 million. In 2017, the Company repaid $225 million under this term note, resulting in $100 million outstanding at June 30, 2018. The term note bears interest at LIBOR plus a margin based on the Company’s credit rating (at June 30, 2018 the margin is 1.15%). The interest rate at June 30, 2018 on the term note was approximately 3.15% (2.53% at December 31, 2017).

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

The indenture under which the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At June 30, 2018, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2018, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2018, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017. Amortization expense related to deferred debt issuance costs was $0.5 million for each of the three months ended June 30, 2018 and 2017, and $1.0 million for each of the six months ended June 30, 2018 and 2017, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2018 and December 31, 2017 consist of the following:

(dollars in thousands)	June 30, 2018	December 31, 2017
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.5 million, principal and interest paid monthly (effective interest rate 5.22%)	$2,890	$2,916
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.5 million, principal and interest paid monthly (effective interest rate 4.30%)	4,073	4,119
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.56%)	3,905	3,939
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.5 million, principal and interest paid monthly (effective interest rate 6.29%)	1,621	1,700
Total mortgages payable	$12,489	$12,674

The table below summarizes the Company’s debt obligations at June 30, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (3.19% at June 30, 2018)	—	$113,000	—	—	—	—	$113,000	$113,000
Notes Payable:
Term note - variable rate LIBOR+1.15% (3.15% at June 30, 2018)	—	—	$100,000	—	—	—	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	$100,000	—	—	$100,000	$105,217
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$177,784
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$565,717
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$425,118
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$181,530
Mortgage note - fixed rate 4.98%	$27	$56	$59	$2,748	—	—	$2,890	$2,913
Mortgage note - fixed rate 4.065%	$45	$96	$99	$104	$108	$3,621	$4,073	$3,961
Mortgage note - fixed rate 5.26%	$34	$71	$74	$78	$83	$3,565	$3,905	$4,001
Mortgage note - fixed rate 5.99%	$81	$170	$181	$192	$203	$794	$1,621	$1,694
Total	$187	$113,393	$100,413	$103,122	$394	$1,432,980	$1,750,489

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

Interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three and six months ended June 30, 2018 and 2017.

The Company has interest rate swap agreements in effect at June 30, 2018 as detailed below to effectively convert a total of $100 million of variable-rate debt to fixed-rate debt.

Notional Amount	Effective Date	Expiration Date	Fixed Rate Paid	Floating Rate Received
$100 Million	9/4/13	9/4/18	1.3710%	1 month LIBOR

In 2017, the Company terminated hedges and settled interest rate swap agreements on $225 million of the Company’s variable rate debt in connection with repayment of the related variable rate term notes.  As a result of the termination, no gains or losses related to the terminated interest rate swaps are included in AOCL at June 30, 2018 or December 31, 2017.

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

The interest rate swap agreements are the only derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company at June 30, 2018. During the three months ended June 30, 2018 and 2017, the net reclassification from AOCL to interest expense was ($0.1 million) and $0.7 million, respectively, based on payments received and made under the swap agreements. During the six months ended June 30, 2018 and 2017, the net reclassification from AOCL to interest expense was ($0.1 million) and $1.6 million, respectively, based on payments received and made under the swap agreements. Based on current interest rates, the Company estimates that payments received under the interest rate swaps for the 12 months ended June 30, 2019 would be de minimis. Payments made or received under the interest rate swap agreements will be reclassified to interest expense as swap settlement occurs. The fair value of the swap agreements, including accrued interest, was an asset of $0.2 million at both June 30, 2018 and December 31, 2017.

The Company’s agreements with its interest rate swap counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations, if any, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. The interest rate swap agreements also incorporate other loan covenants of the Company. Failure to comply with the loan covenant provisions would result in the Company being in default on the interest rate swap agreements. As of June 30, 2018, the Company had not posted any collateral related to the interest rate swap agreements.

The changes in AOCL for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

(dollars in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Accumulated other comprehensive loss beginning of period	$(7,310)	$(19,853)	$(7,587)	$(21,475)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	113	956	309	2,076
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	(7)	(719)	74	(217)
Gain included in other comprehensive loss	106	237	383	1,859
Accumulated other comprehensive loss end of period	$(7,204)	$(19,616)	$(7,204)	$(19,616)

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

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
June 30, 2018
Interest rate swaps	$177	—	$177	—
December 31, 2017
Interest rate swaps	$205	—	$205	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at June 30, 2018	Company common ownership interest at June 30, 2018	Carrying value of investment at June 30, 2018	Carrying value of investment at Dec. 31, 2017
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$84.0 million	$85.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.2 million	$13.3 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$9.3 million	$9.4 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.6 million	$3.6 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[6]	1	85%	$4.4 million	$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[7]	1	5%	$2.7 million	$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[8]	1	5%	$2.4 million	$2.5 million
Review Avenue Partners, LLC (“RAP”)[9]	1	40%	$11.3 million	$11.5 million
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.3 million	$1.3 million
NYX Don Mills Storage LP ("Don Mills")[11]	1	17%	$1.0 million	N/A

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). In June 2017, Sovran HHF acquired 18 self-storage facilities for $330 million in Arizona, Nevada and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During the six months ended June 30, 2018, the Company contributed $0.2 million as its share of capital to the joint venture. During the six months ended June 30, 2018, the Company received $2.7 million of distributions from Sovran HHF. As of June 30, 2018, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During the six months ended June 30, 2018, the Company received $1.0 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. During 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During six months ended June 30, 2018, the Company contributed 0.1 million as its share of capital to the joint venture. During the six months ended June 30, 2018, the Company received $0.2 million of distributions from 191 III.

[4]

SERS owns three self-storage facilities in Georgia.  During 2017, SERS acquired these three self-storage facilities for a total of $39.1 million.  In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired.  During the six months ended June 30, 2018, Company contributions made to SERS and distributions received from SERS were minimal.

[5]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $0.6 million during each of the six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018, the Company received $0.1 million of distributions from Iskalo.

[6]

Urban Box is currently developing a self-storage facility in Florida which is expected to be completed in 2018. During the six months ended June 30, 2018, the Company contributed $0.3 million to Urban Box as its share of capital to the joint venture.

[7]

McDonald is currently developing a self-storage facility in New York which is expected to be completed in 2018. McDonald has entered into a non-recourse mortgage loan with $8.6 million of principal outstanding at June 30, 2018.

[8]	Merrick owns a self-storage facility in New York. Merrick has entered into a non-recourse mortgage loan with $11.3 million of principal outstanding at June 30, 2018.
[9]	RAP owns a self-storage facility in New York. The Company contributed $0.2 million of common capital to RAP during the six months ended June 30, 2018.
[10]	N32 developed a self-storage facility in Arizona which was completed and began operations in July 2018.
[11]

Don Mills is developing a self-storage facility in Ontario, Canada which is expected to be completed in 2020. The Company entered into the Don Mills joint venture during the second quarter of 2018 and contributed $1.0 million of common capital to Don Mills during the six months ended June 30, 2018 as the Company’s share of the initial capital investment in the joint venture.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures is a variable interest entity (VIE) in accordance with ASC 810, Consolidation. As a result, the Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures is consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as property manager of the self-storage facilities owned by HHF, HHF II, 191 III, SERS, RAP and Merrick. These fees, which are included in other operating income in the consolidated statements of operations, totaled $1.9 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The Company will also earn management fees as property manager upon commencement of the operation of storage facilities owned by Urban Box, McDonald, and N32.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Sovran HHF	$739	$624	$1,428	$1,162
Sovran HHF II	432	362	800	702
191 III	18	(10)	36	25
SERS	25	—	86	—
RAP	(217)	(255)	(432)	(501)
Merrick	(16)	—	(32)	—
Iskalo	67	64	134	118
	$1,048	$785	$2,020	$1,506

A summary of the unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2018 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,076,193
Investment in office building, net	4,712
Other assets	20,821
Total Assets	$1,101,726
Due to the Company	$994
Mortgages payable	468,606
Other liabilities	8,290
Total Liabilities	$477,890
Unaffiliated partners’ equity	491,003
Company equity	132,833
Total Partners’ Equity	623,836
Total Liabilities and Partners’ Equity	$1,101,726
Income Statement Data:
Total revenues	$55,627
Property operating expenses	(17,295)
Administrative, management and call center fees	(4,314)
Depreciation and amortization of customer list	(12,822)
Amortization of financing fees	(653)
Income tax expense	(155)
Interest expense	(8,716)
Net income	$11,672

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside of our share of capital for future acquisitions of properties and our share of the payoff of secured debt held by these joint ventures.

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

The Company recorded federal and state income tax expense of $0.7 million for the three months ended June 30, 2018 and federal and state income tax benefit of $2.5 million for the three months ended June 30, 2017. The Company recorded federal and state income tax expense of $1.2 million for the six months ended June 30, 2018 and federal and state income tax benefit of $2.2 million for the six months ended June 30, 2017. At June 30, 2018 and 2017, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2018 and 2017, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable at June 30, 2018 and December 31, 2017 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at June 30, 2018 and December 31, 2017 are classified within prepaid expenses, while the net deferred tax assets of our taxable REIT subsidiary at June 30, 2018 and December 31, 2017 are classified within other assets in the consolidated balance sheets.  As of June 30, 2018, the Company’s taxable REIT subsidiary has prepaid taxes of $0.2 million, deferred tax assets totaling $3.4 million, and a deferred tax liability of $1.6 million. As of December 31, 2017, the Company’s taxable REIT subsidiary has prepaid taxes of $0.1 million, deferred tax assets of $3.6 million and a deferred tax liability of $1.7 million. The tax years 2013-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Tax Cuts and Jobs Act (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Under the TCJA, the corporate income tax rate is reduced from a maximum rate of 35% to a flat 21% rate. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, applies to income earned by our taxable REIT subsidiary. As a result, the deferred tax assets and deferred tax liabilities of our taxable REIT subsidiary are measured at June 30, 2018 using the 21% corporate income tax rate.

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

Earnings Per Share

(in thousands except per share data)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Numerator:
Net income attributable to common shareholders	$39,274	$19,355	$73,163	$39,785
Denominator:
Denominator for basic earnings per share – weighted average shares	46,481	46,365	46,467	46,335
Effect of Dilutive Securities:
Stock options and non-vested stock	95	113	90	113
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,576	46,478	46,557	46,448
Basic earnings per common share attributable to common shareholders	$0.84	$0.42	$1.57	$0.86
Diluted earnings per common share attributable to common shareholders	$0.84	$0.42	$1.57	$0.86

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Numerator:
Net income attributable to common unitholders	$39,274	$19,355	$73,163	$39,785
Denominator:
Denominator for basic earnings per unit – weighted average units	46,481	46,365	46,467	46,335
Effect of Dilutive Securities:
Stock options and non-vested stock	95	113	90	113
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,576	46,478	46,557	46,448
Basic earnings per common unit attributable to common unitholders	$0.84	$0.42	$1.57	$0.86
Diluted earnings per common unit attributable to common unitholders	$0.84	$0.42	$1.57	$0.86

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 11,000 stock options and 111,122 unvested restricted shares for the three months ended June 30, 2018, and 15,500 stock options and 133,094 unvested restricted shares for the three months ended June 30, 2017, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 11,000 stock options and 114,592 unvested restricted shares for the six months ended June 30, 2018, and 13,250 stock options and 142,074 unvested restricted shares for the six months ended June 30, 2017, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Six Months Ended June 30, 2018
Beginning balance of total shareholders’ equity	$2,028,323
Exercise of stock options	3,045
Earned portion of non-vested stock	2,748
Stock option expense	7
Carrying value less than redemption value on redeemed noncontrolling interest	(30)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(1,565)
Net income attributable to common shareholders	73,163
Amortization of terminated hedge included in AOCL	458
Change in fair value of derivatives	(74)
Dividends	(92,635)
Ending balance of total shareholders’ equity	$2,013,440

On June 14, 2018, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC, Jefferies LLC, SunTrust Robinson Humphrey, Inc., HSBC Securities (USA) Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC, pursuant to which the Company may sell up to $300 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell and issue shares of common stock under the Equity Program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under the Equity program.

During the six months ended June 30, 2018, the Company did not issue any shares of common stock under the Equity Program and as of June 30, 2018, the entire $300 million authorized under the Equity Program remains available for issuance.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the six months ended June 30, 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 118,656 shares under the plan during the six months ended June 30, 2017. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Six Months Ended June 30, 2018
Beginning balance of total controlling partners’ capital	$2,028,323
Exercise of stock options	3,045
Earned portion of non-vested stock	2,748
Stock option expense	7
Carrying value less than redemption value on redeemed noncontrolling interest	(30)
Adjustment to redemption value on limited partners’ redeemable capital interests	(1,565)
Net income attributable to common unitholders	73,163
Amortization of terminated hedge included in AOCL	458
Change in fair value of derivatives	(74)
Distributions	(92,635)
Ending balance of total controlling partners’ capital	$2,013,440

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities, though the Company does not expect to adopt ASU 2016-02 early. The Company is in the process of inventorying all leases and examining certain other contracts to identify whether such contracts contain a lease as defined under the new guidance.  The Company does not have a large population of operating leases. The most significant of the Company’s operating leases are certain land and building leases which, when accumulated, have aggregate annual minimum payments of approximately $3 million.  The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force)” which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted. Other than modifications to the statement of cash flows and the additional disclosures in Note 4, the adoption of ASU 2016-18 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements. The consolidated statement of cash flows for the six months ended June 30, 2017 has been modified to conform to the presentation requirements of ASU 2016-18 which entail including restricted cash along with cash in the beginning balance, ending balance and net change in cash and restricted cash on the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under previous guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired during the six months ended June 30, 2018 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 could potentially impact the accounting treatment of future real estate sales of the Company if such sales are to parties who are also customers of the Company, though the implementation did not have an impact on the Company’s consolidated financial statements for the period ending June 30, 2018.

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

16. COMMITMENT AND CONTINGENCIES

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action sought to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The parties subsequently reached a settlement of all claims for an aggregate amount of $8.0 million, and the settlement was approved by the court on June 12, 2018.  The Company is in the process of making payments under the settlement to the members of the class. The aggregate settlement amount of $8.0 million ($6.0 million after considering income tax impact) has been recorded as a liability in the Company’s consolidated balance sheet. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result.

17. SUBSEQUENT EVENTS

On July 5, 2018, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on July 26, 2018 to shareholders of record on July 16, 2018. The total dividend paid amounted to $46.6 million.

Subsequent to June 30, 2018, the Company entered into contracts to acquire three self-storage facilities for an aggregate purchase price of $27.6 million.  The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2018 THROUGH JUNE 30, 2018, COMPARED TO THE PERIOD APRIL 1, 2017 THROUGH JUNE 30, 2017

We recorded rental revenues of $125.9 million for the three months ended June 30, 2018, an increase of $5.3 million or 4.3% when compared to rental revenues of $120.6 million for the same period in 2017. Of the increase in rental revenue, $4.9 million resulted from a 4.3% increase in rental revenues at the 535 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017, seven stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 3.4% increase in rental income per square foot and a 20 basis point increase in average occupancy. The remaining increase in rental revenue of $0.4 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, remained consistent during the three months ended June 30, 2018 compared to the same period in 2017 primarily as a result of increased revenues related to tenant insurance and increased management fees earned as a result of an increase in managed properties, offset by a $1.2 million reduction in acquisition fees earned as a result of properties acquired by unconsolidated joint ventures during the three months ended June 30, 2017.

Property operations and maintenance expenses increased $0.1 million or 0.2% in the three months ended June 30, 2018 compared to the same period in 2017. Property operations and maintenance expenses related to the 535 core properties considered in the same store pool remained relatively consistent with a $0.2 million or 0.8% decrease primarily as a result of lower internet marketing costs. In addition to the same store operating expense decrease, operating expenses increased $0.3 million as a result of the net activity from the stores not included in the same store pool. Real estate tax expense increased $1.1 million as a result of a 6.2% increase in property taxes on the 535 same store pool and the inclusion of taxes on the properties not included in the same store pool.

Net operating income increased $4.0 million or 4.5% resulting from a 5.2% increase in our same store net operating income along with the impact of the properties acquired since January 1, 2017 and stores not yet stabilized.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended June 30, 2018 and 2017.

	Three Months ended June 30,
(dollars in thousands)	2018	2017
Net income (loss)	$39,457	$19,432
General and administrative	11,728	15,959
Payments for rent	141	141
Depreciation and amortization	24,784	38,105
Interest expense	17,518	15,716
Interest income	(2)	(1)
Equity in income of joint ventures	(1,048)	(785)
Net operating income	$92,578	$88,567
Net operating income
Same store	$85,868	$81,634
Other stores and management fee income	6,710	6,933
Total net operating income	$92,578	$88,567

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

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$120,196	$115,263	4.3%
Same store other operating income	6,636	6,720	(1.3)%
Total same store operating income	126,832	121,983	4.0%
Payroll and benefits	10,262	10,115	1.5%
Real estate taxes	14,378	13,539	6.2%
Utilities	3,607	3,545	1.7%
Repairs and maintenance	4,297	4,339	(1.0)%
Office and other operating expenses	3,958	4,042	(2.1)%
Insurance	1,487	1,420	4.7%
Advertising and yellow pages	326	335	(2.7)%
Internet marketing	2,649	3,014	(12.1)%
Total same store operating expenses	40,964	40,349	1.5%
Same store net operating income	$85,868	$81,634	5.2%

			Change
Quarterly same store move ins	55,827	58,440	(2,613)
Quarterly same store move outs	50,304	50,016	288

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets coupled with our higher occupancy rates in 2018 resulting in less spaces available to rent. We believe the increase in same store move outs was a result of efforts in the current year to strategically increase existing customer rates across the majority of markets.

General and administrative expenses for the three months ended June 30, 2018 decreased $4.2 million or 26.5% when compared with the three months ended June 30, 2017. This decrease is primarily a result of the Company recording the impact of the New Jersey lawsuit settlement, which is discussed in Note 16, during the three months ended June 30, 2017.

Depreciation and amortization expense decreased to $24.8 million in the three months ended June 30, 2018 from $38.1 million in the same period of 2017, as a result of reduced amortization of customer lists, primarily related to Lifestorage, LP and other acquisitions in 2016, which became fully amortized during the third and fourth quarters of 2017.

Total interest expense increased $1.8 million in the three months ended June 30, 2018 as compared to the same period in 2017 primarily as a result of increased outstanding debt balances in 2018 as compared to 2017 and higher interest rates on the Company’s line of credit in 2018.

FOR THE PERIOD JANUARY 1, 2018 THROUGH JUNE 30, 2018, COMPARED TO THE PERIOD JANUARY 1, 2017 THROUGH JUNE 30, 2018

We recorded rental revenues of $247.5 million for the six months ended June 30, 2018, an increase of $8.3 million or 3.5% when compared to rental revenues of $239.2 million for the same period in 2017. Of the increase in rental revenue, $7.7 million resulted from a 3.3% increase in rental revenues at the 535 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017, seven stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 1.7% increase in rental income per square foot and an 80 basis point increase in average occupancy. The remaining increase in rental revenue of $0.6 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, increased by $1.7 million for the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of increased revenues related to tenant insurance and increased management fees earned as a result of an increase in managed properties, offset by a $1.3 million reduction in acquisition fees earned as a result of properties acquired by unconsolidated joint ventures during the six months ended June 30, 2017.

Property operations and maintenance expenses increased $0.7 million or 1.2% in the six months ended June 30, 2018 compared to the same period in 2017. The increase was a result of the net activity from the stores not included in the same store pool. Property operations and maintenance expense of the 535 core properties considered in the same store pool remained consistent as reductions in internet marketing costs were offset by increases in payroll and treasury related costs. Real estate tax expense increased $2.1 million as a result of a 6.2% increase in property taxes on the 535 same store pool and the inclusion of taxes on the properties not included in the same store pool.

Net operating income increased $7.1 million or 4.1% as a result of a 3.8% increase in our same store net operating income and the acquisitions completed since January 1, 2017 and stores not yet stabilized.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the six months ended June 30, 2018 and 2017.

	Six Months ended June 30,
(dollars in thousands)	2018	2017
Net income	$73,507	$39,957
General and administrative	23,771	27,396
Operating leases of storage facilities	283	141
Depreciation and amortization	49,548	75,747
Interest expense	34,722	30,926
Interest income	(6)	(4)
Equity in income of joint ventures	(2,020)	(1,506)
Net operating income	$179,805	$172,657
Net operating income
Same store	$166,806	$160,625
Other stores and management fee income	12,999	12,032
Total net operating income	$179,805	$172,657

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

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$236,390	$228,728	3.3%
Same store other operating income	12,974	12,803	1.3%
Total same store operating income	249,364	241,531	3.2%
Payroll and benefits	20,806	20,343	2.3%
Real estate taxes	28,756	27,079	6.2%
Utilities	7,682	7,323	4.9%
Repairs and maintenance	9,000	9,279	(3.0)%
Office and other operating expenses	8,140	8,058	1.0%
Insurance	2,930	2,785	5.2%
Advertising and yellow pages	658	672	(2.1)%
Internet marketing	4,586	5,367	(14.6)%
Total same store operating expenses	82,558	80,906	2.0%
Same store net operating income	$166,806	$160,625	3.8%

			Change
Year-to-date same store move ins	104,267	108,868	(4,601)
Year-to-date same store move outs	97,007	96,898	109

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets coupled with our higher occupancy rates in 2018 resulting in less spaces available to rent.  We believe the increase in same store move outs was a result of efforts in the current year to strategically increase existing customer rates across the majority of markets.

General and administrative expenses for the six months ended June 30, 2018 decreased $3.6 million or 13.2% compared with the six months ended June 30, 2017. This decrease is primarily a result of the Company recording the impact of the New Jersey lawsuit settlement, which is discussed in Note 16, during the six months ended June 30, 2017, partially offset by $1.1 million of costs incurred during 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters.

Depreciation and amortization expense decreased to $49.5 million in the six months ended June 30, 2018 from $75.7 million in the same period of 2017, as a result of reduced amortization of customer lists, primarily related to Lifestorage, LP and other acquisitions in 2016, which became fully amortized during the third and fourth quarters of 2017.

Total interest expense increased $3.8 million in the six months ended June 30, 2018 as compared to the same period in 2017 primarily as a result of increased outstanding debt balances in 2018 as compared to 2017 and higher interest rates on the Company’s line of credit in 2018.

FUNDS FROM OPERATIONS

We believe that Funds from Operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net earnings, cash flows, and our dividend payout ratio, for an understanding of our operating results. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful supplemental measure in evaluating our operating performance by disregarding (or adding back) historical cost depreciation.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income attributable to common shareholders	$39,274	$19,355	$73,163	$39,785
Net income attributable to noncontrolling interest	183	77	344	172
Depreciation of real estate and amortization of intangible assets	24,270	37,708	48,526	74,973
Depreciation and amortization from unconsolidated joint ventures	1,234	948	2,430	1,716
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(302)	(229)	(582)	(502)
FFO available to common shareholders	$64,659	$57,859	$123,881	$116,144

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2018, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2018, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $110.7 million and $108.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in operating cash flows in the 2018 period compared to the 2017 period was primarily due to the increase in net income after adjusting for non-cash items, partially offset by $8.0 million placed into escrow in 2018 related to the settlement of the New Jersey lawsuit discussed in Note 16.

Cash used in investing activities was $29.9 million and $120.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used in investing activities in the 2018 period compared to the 2017 period was primarily due to the decreased volume of acquisitions in 2018 as compared to the same period in 2017, along with decreased capital contributions made to joint ventures and decreased capital expenditures on enhancements and improvements to existing facilities.

Cash used in financing activities was $82.4 million for the six months ended June 30, 2018, compared to cash used in financing activities of $3.4 million for the six months ended June 30, 2017. The increase is primarily a result of decreased net borrowings against the Company’s revolving line of credit which was used largely to pay for acquisitions and to make capital contributions to joint ventures in the first half of 2017.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

The Company did not acquire or dispose of any self-storage facilities during the six months ended June 30, 2018.

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

Subsequent to June 30, 2018, the Company entered into contracts to acquire three self-storage facilities for an aggregate purchase price of $27.6 million.  The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired

We may acquire stabilized or newly constructed properties in 2018. We may also seek to sell additional properties to third parties or joint venture partners in 2018.

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

In the six months ended June 30, 2018, we added 51,000 square feet to existing properties for a total cost of approximately $3.2 million. We plan to complete an additional $40 million to $45 million of expansions and enhancements to our existing facilities in 2018, of which $23.0 million was paid as of June 30, 2018.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the six months ended June 30, 2018, we spent approximately $10.9 million on such improvements and we expect to spend approximately $10 million to $13 million for the remainder of 2018.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2018, 215,009 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

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

Through September 2018, $100 million of our $213 million of floating rate unsecured debt is on a fixed rate basis after taking into account our interest rate swap agreements. Based on our outstanding unsecured floating rate debt of $213 million at June 30, 2018, and taking into account our interest rate swap agreements, a 100 basis point increase in interest rates would have a $1.1 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2018. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2018. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2018.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2018. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2018.

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

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action sought to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The parties subsequently reached a settlement of all claims for an aggregate amount of $8.0 million, and the settlement was approved by the court on June 12, 2018.  The Company is in the process of making payments under the settlement to the members of the class. The aggregate settlement amount of $8.0 million ($6.0 million after considering income tax impact) has been recorded as a liability in the Company’s consolidated balance sheet. A portion of the settlement expense relates to self-storage facilities that are managed by the Company through its taxable REIT subsidiary. There is an income tax impact to the Company on that portion of the settlement expense as a result.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through June 30, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - March 31, 2018	—	—	—	—
April 1, 2018 - June 30, 2018	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955
(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock.  The program does not have an expiration date but may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.1*	Amendment to Agreement of Limited Partnership of Life Storage LP

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017;

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; and

(v) Notes to Consolidated Financial Statements.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 2, 2018

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 2, 2018

Date