Form 10-Q
period 2018-09-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2018-11-01
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 17, 2018, 46,601,427 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of September 30, 2018. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2018 (unaudited)	December 31, 2017
Assets
Investment in storage facilities:
Land	$788,728	$786,628
Building, equipment, and construction in progress	3,584,859	3,534,782
	4,373,587	4,321,410
Less: accumulated depreciation	(697,970)	(624,314)
Investment in storage facilities, net	3,675,617	3,697,096
Cash and cash equivalents	13,282	9,167
Accounts receivable	7,992	7,331
Receivable from unconsolidated joint ventures	742	1,397
Investment in unconsolidated joint ventures	135,328	133,458
Prepaid expenses	10,544	6,757
Fair value of interest rate swap agreements	—	205
Trade name	16,500	16,500
Other assets	9,329	4,863
Total Assets	$3,869,334	$3,876,774
Liabilities
Line of credit	$128,000	$105,000
Term notes, net	1,610,548	1,609,089
Accounts payable and accrued liabilities	79,194	92,941
Deferred revenue	9,128	9,374
Mortgages payable	12,397	12,674
Total Liabilities	1,839,267	1,829,078
Noncontrolling redeemable Operating Partnership Units at redemption value	20,506	19,373
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,600,427 shares outstanding at September 30, 2018 (46,552,222 at December 31, 2017)	466	466
Additional paid-in capital	2,370,329	2,363,171
Dividends in excess of net income	(354,130)	(327,727)
Accumulated other comprehensive loss	(7,104)	(7,587)
Total Shareholders’ Equity	2,009,561	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,009,561	2,028,323
Total Liabilities and Shareholders’ Equity	$3,869,334	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Revenues
Rental income	$128,818	$124,044	$376,334	$363,284
Other operating income	12,665	11,524	36,251	33,389
Total operating revenues	141,483	135,568	412,585	396,673
Expenses
Property operations and maintenance	30,316	32,662	90,551	92,178
Real estate taxes	15,450	14,498	46,512	43,431
General and administrative	11,742	10,914	35,513	38,309
Payments for rent	141	141	424	283
Depreciation and amortization	27,291	26,149	76,839	101,896
Total operating expenses	84,940	84,364	249,839	276,097
Income from operations	56,543	51,204	162,746	120,576
Other income (expenses)
Interest expense	(17,923)	(16,290)	(52,645)	(47,216)
Interest income	2	1	8	4
Gain on sale of storage facilities	925	—	925	—
Gain on sale of real estate	718	—	718	—
Equity in income of joint ventures	1,046	752	3,066	2,259
Net income	41,311	35,667	114,818	75,623
Net income attributable to noncontrolling interest in the Operating Partnership	(191)	(171)	(535)	(343)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common shareholders	$41,120	$35,496	$114,283	$75,280
Earnings per common share attributable to common shareholders – basic	$0.88	$0.76	$2.46	$1.62
Earnings per common share attributable to common shareholders – diluted	$0.88	$0.76	$2.45	$1.62
Common shares used in basic earnings per share calculation	46,526,362	46,415,782	46,486,587	46,361,747
Common shares used in diluted earnings per share calculation	46,627,968	46,520,311	46,580,331	46,472,294
Dividends declared per common share	$1.00	$1.00	$3.00	$2.95

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$41,311	$35,667	$114,818	$75,623
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	100	802	483	2,661
Total comprehensive income	41,411	36,469	115,301	78,284
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(191)	(175)	(537)	(355)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common shareholders	$41,220	$36,294	$114,764	$77,929

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating Activities
Net income	$114,818	$75,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,839	101,896
Amortization of debt issuance costs and bond discount	2,672	2,496
Gain on sale of storage facilities	(925)	—
Gain on sale of real estate	(718)	—
Equity in income of joint ventures	(3,066)	(2,259)
Distributions from unconsolidated joint ventures	6,276	5,071
Non-vested stock earned	4,203	4,905
Stock option expense	7	11
Deferred income taxes	1,115	(2,382)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(657)	(1,636)
Prepaid expenses	(3,787)	(2,453)
Receipts from joint ventures	655	354
Accounts payable and other liabilities	(13,720)	(618)
Deferred revenue	(318)	(204)
Net cash provided by operating activities	183,394	180,804
Investing Activities
Acquisitions of storage facilities, net of cash acquired	(19,409)	(9,576)
Improvements, equipment additions, and construction in progress	(45,020)	(65,978)
Net proceeds from the sale of real estate	10,576	1,994
Investment in unconsolidated joint ventures	(5,095)	(69,786)
Property deposit	(541)	—
Net cash used in investing activities	(59,489)	(143,346)
Financing Activities
Net proceeds from sale of common stock	2,977	15,633
Purchase of outstanding shares	—	(8,234)
Proceeds from line of credit	172,000	233,000
Repayments of line of credit	(149,000)	(157,000)
Dividends paid - common stock	(139,235)	(137,174)
Distributions to noncontrolling interest holders	(650)	(641)
Redemption of operating partnership units	(232)	—
Mortgage principal payments	(277)	(263)
Net cash used in financing activities	(114,417)	(54,679)
Net decrease in cash and restricted cash	9,488	(17,221)
Cash and restricted cash at beginning of period	9,459	23,923
Cash and restricted cash at end of period	$18,947	$6,702
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$53,636	$52,633
Cash paid for income taxes, net of refunds	$1,175	$1,296

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2018 (unaudited)	December 31, 2017
Assets
Investment in storage facilities:
Land	$788,728	$786,628
Building, equipment, and construction in progress	3,584,859	3,534,782
	4,373,587	4,321,410
Less: accumulated depreciation	(697,970)	(624,314)
Investment in storage facilities, net	3,675,617	3,697,096
Cash and cash equivalents	13,282	9,167
Accounts receivable	7,992	7,331
Receivable from unconsolidated joint ventures	742	1,397
Investment in unconsolidated joint ventures	135,328	133,458
Prepaid expenses	10,544	6,757
Fair value of interest rate swap agreements	-	205
Trade name	16,500	16,500
Other assets	9,329	4,863
Total Assets	$3,869,334	$3,876,774
Liabilities
Line of credit	$128,000	$105,000
Term notes, net	1,610,548	1,609,089
Accounts payable and accrued liabilities	79,194	92,941
Deferred revenue	9,128	9,374
Mortgages payable	12,397	12,674
Total Liabilities	1,839,267	1,829,078
Limited partners’ redeemable capital interest at redemption value (215,009 and 217,481 units outstanding at September 30, 2018 and December 31, 2017, respectively)	20,506	19,373
Partners’ Capital
General partner (468,154 and 467,697 units outstanding at September 30, 2018 and December 31, 2017, respectively)	20,303	20,478
Limited partners (46,132,273 and 46,084,525 units outstanding at September 30, 2018 and December 31, 2017, respectively)	1,996,362	2,015,432
Accumulated other comprehensive loss	(7,104)	(7,587)
Total Controlling Partners’ Capital	2,009,561	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,009,561	2,028,323
Total Liabilities and Partners’ Capital	$3,869,334	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per unit data)	2018	2017	2018	2017
Revenues
Rental income	$128,818	$124,044	$376,334	$363,284
Other operating income	12,665	11,524	36,251	33,389
Total operating revenues	141,483	135,568	412,585	396,673
Expenses
Property operations and maintenance	30,316	32,662	90,551	92,178
Real estate taxes	15,450	14,498	46,512	43,431
General and administrative	11,742	10,914	35,513	38,309
Payments for rent	141	141	424	283
Depreciation and amortization	27,291	26,149	76,839	101,896
Total operating expenses	84,940	84,364	249,839	276,097
Income from operations	56,543	51,204	162,746	120,576
Other income (expenses)
Interest expense	(17,923)	(16,290)	(52,645)	(47,216)
Interest income	2	1	8	4
Gain on sale of storage facilities	925	—	925	—
Gain on sale of real estate	718	—	718	—
Equity in income of joint ventures	1,046	752	3,066	2,259
Net income	41,311	35,667	114,818	75,623
Net income attributable to noncontrolling interest in the Operating Partnership	(191)	(171)	(535)	(343)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common unitholders	$41,120	$35,496	$114,283	$75,280
Earnings per common unit attributable to common unitholders – basic	$0.88	$0.76	$2.46	$1.62
Earnings per common unit attributable to common unitholders – diluted	$0.88	$0.76	$2.45	$1.62
Common units used in basic earnings per unit calculation	46,526,362	46,415,782	46,486,587	46,361,747
Common units used in diluted earnings per unit calculation	46,627,968	46,520,311	46,580,331	46,472,294
Distributions declared per common unit	$1.00	$1.00	$3.00	$2.95
Net income attributable to general partner	$413	$357	$1,148	$756
Net income attributable to limited partners	$40,707	$35,139	$113,135	$74,524

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income	$41,311	$35,667	$114,818	$75,623
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	100	802	483	2,661
Total comprehensive income	41,411	36,469	115,301	78,284
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(191)	(175)	(537)	(355)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common unitholders	$41,220	$36,294	$114,764	$77,929

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating Activities
Net income	$114,818	$75,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,839	101,896
Amortization of debt issuance costs and bond discount	2,672	2,496
Gain on sale of storage facilities	(925)	—
Gain on sale of real estate	(718)	—
Equity in income of joint ventures	(3,066)	(2,259)
Distributions from unconsolidated joint ventures	6,276	5,071
Non-vested stock earned	4,203	4,905
Stock option expense	7	11
Deferred income taxes	1,115	(2,382)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(657)	(1,636)
Prepaid expenses	(3,787)	(2,453)
Receipts from joint ventures	655	354
Accounts payable and other liabilities	(13,720)	(618)
Deferred revenue	(318)	(204)
Net cash provided by operating activities	183,394	180,804
Investing Activities
Acquisitions of storage facilities, net of cash acquired	(19,409)	(9,576)
Improvements, equipment additions, and construction in progress	(45,020)	(65,978)
Net proceeds from the sale of real estate	10,576	1,994
Investment in unconsolidated joint ventures	(5,095)	(69,786)
Property deposit	(541)	—
Net cash used in investing activities	(59,489)	(143,346)
Financing Activities
Net proceeds from sale of partnership units	2,977	15,633
Purchase of outstanding units	—	(8,234)
Proceeds from line of credit	172,000	233,000
Repayments of line of credit	(149,000)	(157,000)
Distributions to unitholders	(139,235)	(137,174)
Distributions to noncontrolling interest holders	(650)	(641)
Redemption of operating partnership units	(232)	—
Mortgage principal payments	(277)	(263)
Net cash used in financing activities	(114,417)	(54,679)
Net decrease in cash and restricted cash	9,488	(17,221)
Cash and restricted cash at beginning of period	9,459	23,923
Cash and restricted cash at end of period	$18,947	$6,702
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$53,636	$52,633
Cash paid for income taxes, net of refunds	$1,175	$1,296

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage facilities throughout the United States. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of September 30, 2018. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At September 30, 2018, we had an ownership interest in, and/or managed 725 self-storage properties in 28 states under the name Life Storage®. Among our 725 self-storage properties are 101 properties that we manage for unconsolidated joint ventures (see Note 10) and 57 properties that we manage and have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheet because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 215,009 and 217,481 noncontrolling redeemable Operating Partnership Units outstanding at September 30, 2018 and December 31, 2017, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at September 30, 2018 and December 31, 2017, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2018
Beginning balance	$19,373
Redemption of units	(203)
Net income attributable to noncontrolling interest in the Operating Partnership	535
Distributions	(650)
Adjustment to redemption value	1,451
Ending balance	$20,506

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Rental income	$128,818	$124,044	$376,334	$363,284
Management and acquisition fee income	2,661	2,478	7,602	7,479
Revenues related to tenant insurance	5,805	5,833	17,290	16,807
Other	4,199	3,213	11,359	9,103
Total operating revenues	$141,483	$135,568	$412,585	$396,673

Revenues related to tenant insurance and management and acquisition fee income are included in other operating income in the consolidated statements of operations.

During 2018, approximately 21% and 13% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

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

For the three months ended September 30, 2018 and 2017, the Company recorded compensation expense (included in general and administrative expense) of $0 and $4,000, respectively, related to stock options and $1,456,000 and $1,659,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense of $7,000 and $11,000, respectively, related to stock options and $4,203,000 and $4,905,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

During the nine months ended September 30, 2018, 71,606 stock options were exercised by employees and directors.  No stock options were exercised by employees and directors during the nine months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, 11,114 and 19,537 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2018 and 2017, 51,067 and 66,565 shares of non-vested stock, respectively, vested.

During the nine months ended September 30, 2018, the Company issued 14,865 shares of non-vested stock to certain employees and non-employee directors which vest over periods ranging from one year to eight years. The fair market value on the date of grant of the non-vested stock issued during the nine months ended September 30, 2018 ranged from $81.86 to $94.08, resulting in an aggregate fair value of $1.4 million.

During the nine months ended September 30, 2018, the Company granted performance-based awards that entitle the recipient to earn up to 7,732 shares if certain performance criteria are achieved over a three-year period.  The Company estimated the aggregate fair value of the awards on the grant date to be $0.3 million.

In September 2018, the Company announced that current Chief Executive Officer, David Rogers, would be retiring effective March 1, 2019.  In conjunction with this announcement, the vesting periods of certain restricted stock awards and performance-based awards previously granted to Mr. Rogers were accelerated to reflect his March 1, 2019 retirement date.  As a result of this change, an additional $0.2 million of compensation expense was recorded during the three and nine months ended September 30, 2018 and additional compensation expense of $0.7 million and $0.4 million is expected to be recorded during three months ended December 31, 2018 and the three months ended March 31, 2019, respectively.

4. CASH AND RESTRICTED CASH

Restricted cash is included in other assets in the consolidated balance sheets and represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and cash placed in escrow related to amounts received upon disposal of real estate, restricted for use on future acquisitions of real estate. The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Cash	$13,282	$9,167	$6,096
Restricted cash	5,665	292	606
Total cash and restricted cash	$18,947	$9,459	$6,702

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the nine months ended September 30, 2018:

(dollars in thousands)
Cost:
Beginning balance	$4,321,410
Acquisitions of storage facilities	19,172
Improvements and equipment additions	29,911
Net increase in construction in progress	15,393
Dispositions	(12,299)
Ending balance	$4,373,587
Accumulated Depreciation:
Beginning balance	$624,314
Additions during the period	76,844
Dispositions	(3,188)
Ending balance	$697,970

The Company acquired two self-storage facilities during the nine months ended September 30, 2018.  The acquisitions of these facilities were accounted for as asset acquisitions.  The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values.

The purchase prices of the facilities acquired in 2018 have been assigned as follows:

(dollars in thousands)				Consideration paid
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
NH	1	9/4/2018	$5,641	$5,609	$-	$-	$32	$1,256	$4,276	$109	$-
CA	1	9/18/2018	$13,846	$13,800	$-	$-	$46	$2,089	$11,551	$206	$-
Total acquired in 2018	2		$19,487	$19,409	$-	$-	$78	$3,345	$15,827	$315	$-

All properties were purchased from unrelated third parties.  Non-cash investing activities during the nine months ended September 30, 2018 include the assumption of net other liabilities totaling $78,000.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
In-place customer leases	$75,226	$75,241
Accumulated amortization	(74,920)	(75,241)
Net carrying value at the end of period	$306	$—

Amortization expense related to in-place customer leases was $9,000 and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and was $9,000 and $24.8 million for the nine months ended September 30, 2018 and 2017, respectively. The Company expects to record $0.1 million and $0.2 million of amortization expense for the years ended December 31, 2018 and December 31, 2019, respectively.

Property Dispositions

During 2018, the Company sold one non-strategic property and received cash of $9.6 million, resulting in a gain on sale of $0.9 million.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2017 and 2018, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $2.4 million and $2.8 million, respectively, during the three and nine months ended September 30, 2018 and $2.0 million and $3.6 million, respectively, during the three and nine months ended September 30, 2017. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of September 30, 2018 will result in additional increases in depreciation expense of approximately $0.5 million during the fourth quarter of 2018.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.04 and $0.05, for the three and nine months ended September 30, 2018, respectively, and by approximately $0.04 and $0.07 for the three and nine months ended September 30, 2017, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Revolving line of credit borrowings	$128,000	$105,000

Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Total term note principal balance outstanding	$1,625,000	$1,625,000
Less: unamortized debt issuance costs	(9,913)	(10,962)
Less: unamortized senior term note discount	(4,539)	(4,949)
Term notes payable	$1,610,548	$1,609,089

As of September 30, 2018, the Company’s unsecured credit agreement included a $500 million revolving credit facility with a maturity date of December 10, 2019 and a term note in the principal amount of $100 million with a maturity date of June 4, 2020. The term note was initially in the amount of $325 million. In 2017, the Company repaid $225 million under this term note. Such credit agreement provided for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2018 the margin is 1.10%), interest on the term note at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2018 the margin is 1.15%), and required an annual 0.15% facility fee on the revolving credit facility. The interest rate on the Company’s line of credit at September 30, 2018 was approximately 3.28% (2.63% at December 31, 2017) and the interest rate on the term note at September 30, 2018 was approximately 3.25% (2.53% at December 31, 2017). At September 30, 2018, there was $371.2 million available on the unsecured revolving line of credit.

On October 30, 2018, the Company entered into an amended and restated credit facility which replaced the credit facility discussed above. Under the amended credit facility, the Company’s revolving credit facility remains at $500 million and the maturity date of such facility is extended to March 10, 2023. The new revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at October 30, 2018 the margin is 0.95%) and requires an annual facility fee which varies based upon the Company’s credit rating (at October 30, 2018 the facility fee is 0.15%). Also, under the amended credit facility, the $100 million term note previously existing was replaced with a new $100 million term note, with the maturity date remaining June 4, 2020. The new $100 million term note bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at October 30, 2018 the margin is 1.00%). The Company has the option under the new credit facility to increase the total aggregate principal amount of the facilities to $900 million.

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

The indenture under which the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150%

of the unsecured indebtedness of the Company and its consolidated subsidiaries. At September 30, 2018, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2018, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2018, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017. Amortization expense related to deferred debt issuance costs was $0.5 million for each of the three months ended September 30, 2018 and 2017, and $1.6 million for each of the nine months ended September 30, 2018 and 2017, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2018 and December 31, 2017 consist of the following:

(dollars in thousands)	September 30, 2018	December 31, 2017
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.5 million, principal and interest paid monthly (effective interest rate 5.24%)	$2,877	$2,916
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.5 million, principal and interest paid monthly (effective interest rate 4.31%)	4,051	4,119
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.9 million, principal and interest paid monthly (effective interest rate 5.58%)	3,888	3,939
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.5 million, principal and interest paid monthly (effective interest rate 6.30%)	1,581	1,700
Total mortgages payable	$12,397	$12,674

The table below summarizes the Company’s debt obligations at September 30, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 1.10% (3.28% at September 30, 2018)	—	$128,000	—	—	—	—	$128,000	$128,000
Notes Payable:
Term note - variable rate LIBOR + 1.15% (3.25% at September 30, 2018)	—	—	$100,000	—	—	—	$100,000	$100,000
Term note - fixed rate 5.54%	—	—	—	$100,000	—	—	$100,000	$104,084
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$176,767
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$563,528
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$421,815
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$180,734
Mortgage note - fixed rate 4.98%	$14	$56	$59	$2,748	—	—	$2,877	$2,887
Mortgage note - fixed rate 4.065%	$23	$96	$99	$104	$108	$3,621	$4,051	$3,911
Mortgage note - fixed rate 5.26%	$17	$71	$74	$78	$83	$3,565	$3,888	$3,944
Mortgage note - fixed rate 5.99%	$41	$170	$181	$192	$203	$794	$1,581	$1,638
Total	$95	$128,393	$100,413	$103,122	$394	$1,432,980	$1,765,397

8. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps have been used by the Company to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps require the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. Forward starting interest rate swaps have also been used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

Interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis for the three and nine months ended September 30, 2018 and 2017.

In 2017, the Company terminated hedges and settled interest rate swap agreements on $225 million of the Company’s variable rate debt in connection with repayment of the related variable rate term notes. As a result of the termination, no gains or losses related to the terminated interest rate swaps are included in AOCL at September 30, 2018 or December 31, 2017.

In the third quarter of 2018, the Company’s last remaining interest rate swaps on $100 million of the Company’s variable rate debt expired and were settled by the Company. As a result, no gains or losses related to the expired interest rate swaps are included in AOCL at September 30, 2018.

In the fourth quarter of 2015, the Company entered into forward starting interest rate swap agreements with a total notional value of $50 million. In the first quarter of 2016, the Company entered into additional forward starting interest rate swap agreements with a total notional value of $100 million. These forward starting interest rate swap agreements were entered into to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the $600 million 2026 Senior Notes (see Note 6), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million was deferred in AOCL and is being amortized as additional interest expense over the ten-year term of the $600 million 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable.

There are no derivative instruments, as defined by FASB ASC Topic 815 “Derivatives and Hedging”, held by the Company at September 30, 2018. During the three months ended September 30, 2018 and 2017, the net reclassification from AOCL to interest expense was ($0.2 million) and $0.5 million, respectively, based on payments received and made under the swap agreements. During the nine months ended September 30, 2018 and 2017, the net reclassification from AOCL to interest expense was ($0.3 million) and $2.1 million, respectively, based on payments received and made under the swap agreements. Payments made or received under the interest rate swap agreements have been reclassified to interest expense as swap settlement occurs. The fair value of the swap agreements, including accrued interest, was an asset of $0.2 million at December 31, 2017.

The changes in AOCL for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

(dollars in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Accumulated other comprehensive loss beginning of period	$(7,204)	$(19,616)	$(7,587)	$(21,475)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	54	758	363	2,835
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	46	44	120	(174)
Gain included in other comprehensive loss	100	802	483	2,661
Accumulated other comprehensive loss end of period	$(7,104)	$(18,814)	$(7,104)	$(18,814)

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

There were no assets or liabilities carried at fair value measured on a recurring basis as of September 30, 2018. The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2017 (dollars in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$205	—	$205	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at September 30, 2018	Company common ownership interest at September 30, 2018	Carrying value of investment at September 30, 2018	Carrying value of investment at December 31, 2017
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$86.2 million	$85.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.1 million	$13.3 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$9.2 million	$9.4 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.6 million	$3.6 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[6]	1	85%	$4.5 million	$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[7]	1	5%	$2.8 million	$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[8]	1	5%	$2.5 million	$2.5 million
Review Avenue Partners, LLC (“RAP”)[9]	1	40%	$11.1 million	$11.5 million
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.3 million	$1.3 million
NYX Don Mills Storage LP ("Don Mills")[11]	1	17%	$1.0 million	N/A

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). In June 2017, Sovran HHF acquired 18 self-storage facilities for $330 million in Arizona, Nevada and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During the nine months ended September 30, 2018, the Company contributed $2.9 million as its share of capital to the joint venture. During the nine months ended September 30, 2018, the Company received $4.2 million of distributions from Sovran HHF. As of September 30, 2018, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During the nine months ended September 30, 2018, the Company received $1.5 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. During 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During nine months ended September 30, 2018, the Company contributed 0.1 million as its share of capital to the joint venture. During the nine months ended September 30, 2018, the Company received $0.3 million of distributions from 191 III.

[4]

SERS owns three self-storage facilities in Georgia.  During 2017, SERS acquired these three self-storage facilities for a total of $39.1 million.  In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired.  During the nine months ended September 30, 2018, the Company received distributions of $0.1 million from SERS.

[5]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $0.9 million during each of the nine months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, the Company received $0.2 million of distributions from Iskalo.

[6]	Urban Box owns a self-storage facility in Florida. During the nine months ended September 30, 2018, the Company contributed $0.5 million to Urban Box as its share of capital to the joint venture.
[7]

McDonald owns a self-storage facility in New York. McDonald has entered into a non-recourse mortgage loan with $11.1 million of principal outstanding at September 30, 2018.  During the nine months ended September 30, 2018, the Company contributed $0.1 million to McDonald as its share of capital to the joint venture.

[8]

Merrick owns a self-storage facility in New York. Merrick has entered into a non-recourse mortgage loan with $12.1 million of principal outstanding at September 30, 2018.  During the nine months ended September 30, 2018, the Company contributed $0.1 million to Merrick as its share of capital to the joint venture.

[9]	RAP owns a self-storage facility in New York. The Company contributed $0.3 million of common capital to RAP during the nine months ended September 30, 2018.
[10]	N32 owns a self-storage facility in Arizona.
[11]

Don Mills is developing a self-storage facility in Ontario, Canada which is expected to be completed in 2020. The Company entered into the Don Mills joint venture during the second quarter of 2018 and contributed $1.0 million of common capital to Don Mills during the nine months ended September 30, 2018 as the Company’s share of the initial capital investment in the joint venture.

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

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as property manager of the self-storage facilities owned by HHF, HHF II, 191 III, SERS, Urban Box, McDonald, Merrick, RAP and N32. These fees, which are included in other operating income in the consolidated statements of operations, totaled $2.0 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $5.8 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Sovran HHF	$828	$588	$2,257	$1,750
Sovran HHF II	436	398	1,235	1,100
191 III	7	(14)	43	12
SERS	20	(43)	107	(43)
RAP	(215)	(248)	(648)	(749)
Merrick	(6)	—	(38)	—
McDonald	(10)	—	(10)	—
Urban Box	(19)	—	(19)	—
N32	(48)	—	(48)	—
Iskalo	53	71	187	189
	$1,046	$752	$3,066	$2,259

A summary of the unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2018 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,074,916
Investment in office building, net	4,669
Other assets	19,554
Total Assets	$1,099,139
Due to the Company	$742
Mortgages payable	458,690
Other liabilities	7,043
Total Liabilities	$466,475
Unaffiliated partners’ equity	497,724
Company equity	134,940
Total Partners’ Equity	632,664
Total Liabilities and Partners’ Equity	$1,099,139
Income Statement Data:
Total revenues	$84,591
Property operating expenses	(26,249)
Administrative, management and call center fees	(6,640)
Depreciation and amortization of customer list	(19,096)
Amortization of financing fees	(731)
Income tax expense	(232)
Interest expense	(13,284)
Net income	$18,359

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

The Company recorded federal and state income tax expense of $0.8 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively.  The Company recorded federal and state income tax expense of $1.9 million for the nine months ended September 30, 2018 and federal and state income tax benefit of $1.3 million for the nine months ended September 30, 2017. At September 30, 2018 and 2017, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2018 and 2017, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable at September 30, 2018 and December 31, 2017 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at September 30, 2018 and December 31, 2017 are classified within prepaid expenses, while the net deferred tax assets of our taxable REIT subsidiary at September 30, 2018 and December 31, 2017 are classified within other assets in the consolidated balance sheets.  As of September 30, 2018, the Company’s taxable REIT subsidiary has prepaid taxes of $0.2 million, deferred tax assets totaling $2.3 million, and a deferred tax liability of $1.5 million. As of December 31, 2017, the Company’s taxable REIT subsidiary has prepaid taxes of $0.1 million, deferred tax assets of $3.6 million and a deferred tax liability of $1.7 million. The tax years 2013-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Tax Cuts and Jobs Act (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Under the TCJA, the corporate income tax rate is reduced from a maximum rate of 35% to a flat 21% rate. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, applies to income earned by our taxable REIT subsidiary. As a result, the deferred tax assets and deferred tax liabilities of our taxable REIT subsidiary are measured at September 30, 2018 using the 21% corporate income tax rate.

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

Earnings Per Share

(in thousands except per share data)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator:
Net income attributable to common shareholders	$41,120	$35,496	$114,283	$75,280
Denominator:
Denominator for basic earnings per share – weighted average shares	46,526	46,416	46,487	46,362
Effect of Dilutive Securities:
Stock options and non-vested stock	102	104	93	110
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,628	46,520	46,580	46,472
Basic earnings per common share attributable to common shareholders	$0.88	$0.76	$2.46	$1.62
Diluted earnings per common share attributable to common shareholders	$0.88	$0.76	$2.45	$1.62

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Numerator:
Net income attributable to common unitholders	$41,120	$35,496	$114,283	$75,280
Denominator:
Denominator for basic earnings per unit – weighted average units	46,526	46,416	46,487	46,362
Effect of Dilutive Securities:
Stock options and non-vested stock	102	104	93	110
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,628	46,520	46,580	46,472
Basic earnings per common unit attributable to common unitholders	$0.88	$0.76	$2.46	$1.62
Diluted earnings per common unit attributable to common unitholders	$0.88	$0.76	$2.45	$1.62

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 88,621 unvested restricted shares for the three months ended September 30, 2018, and 17,500 stock options and 133,179 unvested restricted shares for the three months ended September 30, 2017, because their effect would be antidilutive. Not included in the effect of dilutive securities above are 7,333 stock options and 105,935 unvested restricted shares for the nine months ended September 30, 2018, and 14,667 stock options and 139,107 unvested restricted shares for the nine months ended September 30, 2017, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the period:

(dollars in thousands)	Nine Months Ended September 30, 2018
Beginning balance of total shareholders’ equity	$2,028,323
Exercise of stock options	2,977
Earned portion of non-vested stock	4,203
Stock option expense	7
Carrying value less than redemption value on redeemed noncontrolling interest	(29)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	(1,451)
Net income attributable to common shareholders	114,283
Amortization of terminated hedge included in AOCL	688
Change in fair value of derivatives	(205)
Dividends	(139,235)
Ending balance of total shareholders’ equity	$2,009,561

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

During the nine months ended September 30, 2018, the Company did not issue any shares of common stock under the Equity Program and as of September 30, 2018, the entire $300 million authorized under the Equity Program remains available for issuance.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the nine months ended September 30, 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 199,809 shares under the plan during the nine months ended September 30, 2017. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the period:

(dollars in thousands)	Nine Months Ended September 30, 2018
Beginning balance of total controlling partners’ capital	$2,028,323
Exercise of stock options	2,977
Earned portion of non-vested stock	4,203
Stock option expense	7
Carrying value less than redemption value on redeemed noncontrolling interest	(29)
Adjustment to redemption value on limited partners’ redeemable capital interests	(1,451)
Net income attributable to common unitholders	114,283
Amortization of terminated hedge included in AOCL	688
Change in fair value of derivatives	(205)
Distributions	(139,235)
Ending balance of total controlling partners’ capital	$2,009,561

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018. Early adoption is permitted for all entities, though the Company will not adopt ASU 2016-02 early. The Company is in the process of inventorying all leases and examining certain other contracts to identify whether such contracts contain a lease as defined under the new guidance.  The Company does not have a large population of operating leases. The most significant of the Company’s operating leases are certain land and building leases which, when accumulated, have aggregate annual minimum payments of approximately $3 million.  Management is in the process of finalizing the population of leases to be evaluated under the revised guidance and believes that all significant leases have been identified.  The Company expects to elect certain practical expedients afforded to companies when adopting the standard.  Final decision on the practical expedients to be adopted will be made in the fourth quarter of 2018.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force)” which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted. Other than modifications to the statement of cash flows and the additional disclosures in Note 4, the adoption of ASU 2016-18 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements. The consolidated statement of cash flows for the nine months ended September 30, 2017 has been modified to conform to the presentation requirements of ASU 2016-18 which entail including restricted cash along with cash in the beginning balance, ending balance and net change in cash and restricted cash on the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 is expected to have potential impact on the accounting treatment of properties acquired subsequent to the adoption date. Property acquisitions treated as business combinations under previous guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. The two properties acquired during the nine months ended September 30, 2018 would likely have been accounted for as business combinations prior to the adoption of ASU 2017-01.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 could potentially impact the accounting treatment of future real estate sales of the Company if such sales are to parties who are also customers of the Company, though the implementation did not have an impact on the Company’s consolidated financial statements for the period ending September 30, 2018.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which provides guidance to help entities evaluate the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) incurred by entities that are a customer in a hosting arrangement that is a service contract.  The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  The Company is currently evaluating the impact of adopting ASU 2018-15 on its consolidated financial statements.

16. COMMITMENT AND CONTINGENCIES

At September 30, 2018, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of $29.3 million.  Two of these three self-storage facilities were acquired by the Company subsequent to September 30, 2018 for an aggregate purchase price of $22.1 million.  The purchase of the remaining facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action sought to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The parties subsequently reached a settlement of all claims for an aggregate amount of $8.0 million, and the settlement was approved by the court on June 12, 2018.  The Company is in the process of making payments under the settlement to the members of the class and has made most of the required payments as of September 30, 2018. The aggregate remaining settlement amount of $0.2 million has been recorded as a liability in the Company’s consolidated balance sheet.

17. SUBSEQUENT EVENTS

On October 2, 2018, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on October 26, 2018 to shareholders of record on October 16, 2018. The total dividend paid amounted to $46.6 million.

Subsequent to September 30, 2018, the Company entered into contracts to acquire two self-storage facilities for an aggregate purchase price of $19.2 million. The purchases of these two facilities are subject to customary conditions to closing and there is no assurance that these facilities will be acquired.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2018 THROUGH SEPTEMBER 30, 2018, COMPARED TO THE PERIOD JULY 1, 2017 THROUGH SEPTEMBER 30, 2017

We recorded rental revenues of $128.8 million for the three months ended September 30, 2018, an increase of $4.8 million or 3.8% when compared to rental revenues of $124.0 million for the same period in 2017. Of the increase in rental revenue, $4.5 million resulted from a 3.9% increase in rental revenues at the 533 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017 and 2018, eight stores significantly impacted by flooding in 2016, 2017 and 2018, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 3.9% increase in rental income per square foot partially offset by a 70 basis point decrease in average occupancy. The remaining increase in rental revenue of $0.3 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, increased by $1.1 million during the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of increased revenues related to the Company’s Warehouse Anywhere storage solution.

Property operations and maintenance expenses decreased $2.3 million or 7.2% in the three months ended September 30, 2018 compared to the same period in 2017. Property operations and maintenance expenses related to the 533 core properties considered in the same store pool remained relatively consistent with a $0.1 million or 0.4% increase. Operating expenses decreased $2.4 million as a result of the net activity from the stores not included in the same store pool primarily related to non-recurring costs incurred resulting from hurricane damage to self-storage facilities in Texas and Florida during the three months ended September 30, 2017. Real estate tax expense increased $1.0 million as a result of a 6.2% increase in property taxes on the 533 same store pool and the inclusion of taxes on the properties not included in the same store pool.

Net operating income increased $7.3 million or 8.3% resulting from a 4.2% increase in our same store net operating income along with the impact of stores not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended September 30, 2018 and 2017.

	Three Months ended September 30,
(dollars in thousands)	2018	2017
Net income	$41,311	$35,667
General and administrative	11,742	10,914
Payments for rent	141	141
Depreciation and amortization	27,291	26,149
Interest expense	17,923	16,290
Interest income	(2)	(1)
Gain on sale of storage facilities	(925)	—
Gain on sale of real estate	(718)	—
Equity in income of joint ventures	(1,046)	(752)
Net operating income	$95,717	$88,408
Net operating income
Same store	$87,805	$84,276
Other stores and management fee income	7,912	4,132
Total net operating income	$95,717	$88,408

Our 2018 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017 and 2018, eight stores significantly impacted by flooding in 2016, 2017 and 2018, and two stores that the Company began to fully replace in 2017. The following table sets forth operating data for our 533 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$122,526	$117,983	3.9%
Same store other operating income	6,555	6,618	(1.0)%
Total same store operating income	129,081	124,601	3.6%
Payroll and benefits	10,072	10,046	0.3%
Real estate taxes	14,312	13,477	6.2%
Utilities	4,346	4,311	0.8%
Repairs and maintenance	4,106	4,008	2.4%
Office and other operating expenses	4,136	3,968	4.2%
Insurance	1,485	1,419	4.7%
Advertising	318	330	(3.6)%
Internet marketing	2,501	2,766	(9.6)%
Total same store operating expenses	41,276	40,325	2.4%
Same store net operating income	$87,805	$84,276	4.2%

			Change
Quarterly same store move ins	52,606	55,555	(2,949)
Quarterly same store move outs	57,104	57,436	(332)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. Additionally, same store move ins for the three months ended September 30, 2017 were increased as a result of hurricane activity and resulting flooding in Texas and Florida which did not recur in 2018.  We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the three months ended September 30, 2018 increased $0.8 million or 7.6% when compared with the three months ended September 30, 2017. This increase is primarily a result of an increase in expenses related to investments in technology, including the Company’s Rent Now on-line rental platform, and increased personnel costs.

Depreciation and amortization expense increased to $27.3 million in the three months ended September 30, 2018 from $26.1 million in the same period of 2017, as a result of increased depreciation expense related to properties acquired and capital improvements made in 2017 and 2018.

Total interest expense increased $1.6 million in the three months ended September 30, 2018 as compared to the same period in 2017 primarily as a result of increased outstanding debt balances in 2018 as compared to 2017 and higher interest rates on the Company’s line of credit in 2018.

FOR THE PERIOD JANUARY 1, 2018 THROUGH SEPTEMBER 30, 2018, COMPARED TO THE PERIOD JANUARY 1, 2017 THROUGH SEPTEMBER 30, 2018

We recorded rental revenues of $376.3 million for the nine months ended September 30, 2018, an increase of $13.0 million or 3.6% when compared to rental revenues of $363.3 million for the same period in 2017. Of the increase in rental revenue, $12.2 million resulted from a 3.5% increase in rental revenues at the 533 core properties considered in same store sales (those properties included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017 and 2018, eight stores significantly impacted by flooding in 2016, 2017 and 2018, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 2.4% increase in rental income per square foot and a 30 basis point increase in average occupancy. The remaining increase in rental revenue of $0.8 million resulted from the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, increased by $2.9 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily as a result of increased revenues related to tenant insurance, increased management fees earned as a result of an increase in managed properties, and increased revenues related to the Company’s Warehouse Anywhere storage solution, offset by a $1.4 million reduction in acquisition fees earned as a result of properties acquired by unconsolidated joint ventures during the nine months ended September 30, 2017.

Property operations and maintenance expenses decreased $1.6 million or 1.8% in the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was a result of the net activity from the stores not included in the same store pool primarily related to non-recurring costs incurred resulting from hurricane damage to self-storage facilities in Texas and Florida during the nine months ended September 30, 2017. Property operations and maintenance expense of the 533 core properties considered in the same store pool remained consistent as reductions in internet marketing costs were offset by increases in payroll and utility costs. Real estate tax expense increased $3.1 million as a result of a 6.2% increase in property taxes on the 533 same store pool and the inclusion of taxes on the properties not included in the same store pool.

Net operating income increased $14.5 million or 5.5% as a result of a 4.0% increase in our same net operating income along with the impact of stores not included in the same store pool.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the consolidated financial statements for the nine months ended September 30, 2018 and 2017.

	Nine Months ended September 30,
(dollars in thousands)	2018	2017
Net income	$114,818	$75,623
General and administrative	35,513	38,309
Operating leases of storage facilities	424	283
Depreciation and amortization	76,839	101,896
Interest expense	52,645	47,216
Interest income	(8)	(4)
Gain on sale of storage facilities	(925)	—
Gain on sale of real estate	(718)	—
Equity in income of joint ventures	(3,066)	(2,259)
Net operating income	$275,522	$261,064
Net operating income
Same store	$254,156	$244,423
Other stores and management fee income	21,366	16,641
Total net operating income	$275,522	$261,064

Our 2018 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017 and 2018, eight stores significantly impacted by flooding in 2016, 2017 and 2018, and two stores that the Company began to fully replace in 2017. The following table sets forth operating data for our 533 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$358,150	$345,939	3.5%
Same store other operating income	19,485	19,382	0.5%
Total same store operating income	377,635	365,321	3.4%
Payroll and benefits	30,795	30,313	1.6%
Real estate taxes	42,935	40,432	6.2%
Utilities	11,989	11,598	3.4%
Repairs and maintenance	13,055	13,245	(1.4)%
Office and other operating expenses	12,251	11,998	2.1%
Insurance	4,411	4,200	5.0%
Advertising and yellow pages	973	999	(2.6)%
Internet marketing	7,070	8,113	(12.9)%
Total same store operating expenses	123,479	120,898	2.1%
Same store net operating income	$254,156	$244,423	4.0%

			Change
Year-to-date same store move ins	156,496	164,066	(7,570)
Year-to-date same store move outs	153,760	154,000	(240)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets coupled with our higher occupancy rates in 2018 resulting in less spaces available to rent.  Additionally, same store move ins for the nine months ended September 30, 2017 were increased as a result of hurricane activity and resulting flooding in Texas and Florida which did not recur in 2018. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the nine months ended September 30, 2018 decreased $2.8 million or 7.3% compared with the nine months ended September 30, 2017. This decrease is primarily a result of the Company recording the impact of the New Jersey lawsuit settlement, which is discussed in Note 16, during the nine months ended September 30, 2017, partially offset by $1.1 million of costs incurred during 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters and an increase in personnel costs in 2018.

Depreciation and amortization expense decreased to $76.8 million in the nine months ended September 30, 2018 from $101.9 million in the same period of 2017, as a result of reduced amortization of customer lists, primarily related to Lifestorage, LP and other acquisitions in 2016, which became fully amortized during the third and fourth quarters of 2017.

Total interest expense increased $5.4 million in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily as a result of increased outstanding debt balances in 2018 as compared to 2017 and higher interest rates on the Company’s line of credit in 2018.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income attributable to common shareholders	$41,120	$35,496	$114,283	$75,280
Net income attributable to noncontrolling interest	191	171	535	343
Depreciation of real estate and amortization of intangible assets	26,777	25,528	75,304	100,501
Depreciation and amortization from unconsolidated joint ventures	1,243	1,267	3,673	2,983
Gain on sale of storage facility	(925)	—	(925)	—
Funds from operations allocable to noncontrolling redeemable Operating Partnership Units	(317)	(299)	(899)	(801)
FFO available to common shareholders	$68,089	$62,163	$191,971	$178,306
Gain on sale of land incidental to main business included in FFO available to common shareholders	$718	$-	$718	$-

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2018, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2018, the entire availability under our line of credit could be drawn without violating our debt covenants.

On October 30, 2018, the Company entered into an amended and restated credit facility which replaced the credit facility discussed above. Under the amended credit facility, the Company’s revolving credit facility remains at $500 million and the maturity date of such facility is extended to March 10, 2023. The new revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at October 30, 2018 the margin is 0.95%) and requires an annual facility fee which varies based upon the Company’s credit rating (at October 30, 2018 the facility fee is 0.15%). Also, under the amended credit facility, the $100 million term note previously existing was replaced with a new $100 million term note, with the maturity date remaining June 4, 2020. The new $100 million term note bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at October 30, 2018 the margin is 1.00%). The Company has the option under the new credit facility to increase the total aggregate principal amount of the facilities to $900 million.

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

Cash flows from operating activities were $183.4 million and $180.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in operating cash flows in the 2018 period compared to the 2017 period was primarily due to the increase in net income after adjusting for non-cash items, partially offset by $8.0 million paid in 2018 related to the settlement of the New Jersey lawsuit discussed in Note 16.

Cash used in investing activities was $59.5 million and $143.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash used in investing activities in the 2018 period compared to the 2017 period was primarily due decreased capital contributions made to joint ventures in 2018 as compared to the same period in 2017, along with decreased capital expenditures on enhancements and improvements to existing facilities.

Cash used in financing activities was $114.4 million for the nine months ended September 30, 2018, compared to cash used in financing activities of $54.7 million for the nine months ended September 30, 2017. The increase is primarily a result of decreased net borrowings against the Company’s revolving line of credit which was used largely to pay for acquisitions and to make capital contributions to joint ventures in the first nine months of 2017.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the nine months ended September 30, 2018, the Company acquired two self-storage facilities comprising 121,000 square feet in California (1) and New Hampshire (1) for a total purchase price of $19.5 million.  Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 3.8% and ranged from 2.8% to 6.3% as one of the facilities acquired was a newer facility in the lease-up phase at the time of acquisition.

During the nine months ended September 30, 2018, the Company sold one non-strategic storage facility in Texas for net proceeds of approximately $9.6 million, resulting in a $0.9 million gain on sale.

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

At September 30, 2018, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of $29.3 million.  Two of these three self-storage facilities were acquired by the Company subsequent to September 30, 2018 for an aggregate purchase price of $22.1 million.  The purchase of the remaining facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

Subsequent to September 30, 2018, the Company entered into contracts to acquire two self-storage facilities for an aggregate purchase price of $19.2 million. The purchases of these two facilities are subject to customary conditions to closing and there is no assurance that these facilities will be acquired.

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

In the nine months ended September 30, 2018, we added 187,000 square feet to existing properties for a total cost of approximately $11.9 million. We plan to complete an additional $30 million to $35 million of expansions and enhancements to our existing facilities in 2018, of which $21.0 million was paid as of September 30, 2018.

We also expect to continue making capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the nine months ended September 30, 2018, we spent approximately $18.0 million on such improvements and we expect to spend approximately $4 million to $7 million for the remainder of 2018.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2018, 215,009 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $228 million at September 30, 2018, a 100 basis point increase in interest rates would have a $2.3 million effect on our annual interest expense. These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost on September 30, 2018. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2018. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2018.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2018. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2018.

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

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action sought to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The parties subsequently reached a settlement of all claims for an aggregate amount of $8.0 million, and the settlement was approved by the court on June 12, 2018.  The Company is in the process of making payments under the settlement to the members of the class and has made payments to most of class as of September 30, 2018. The aggregate remaining settlement amount of $0.2 million has been recorded as a liability in the Company’s consolidated balance sheet.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through September 30, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	© Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - March 31, 2018	—	—	—	—
April 1, 2018 - June 30, 2018	—	—	—	—
July 1, 2018 - September 30, 2018	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955
(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock.  The program does not have an expiration date but may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On October 30, 2018, the Parent Company and the Operating Partnership (collectively, the “Company”) entered into a Seventh Amended and Restated Revolving Credit and Term Loan Agreement with Wells Fargo Bank, National Association, Manufacturers and Traders Trust Company and certain other lenders and parties named therein (the “Seventh Amended Credit Agreement”). The Seventh Amended Credit Agreement amends and restates the Sixth  Amended and Restated Revolving Credit and Term Loan Agreement, dated December 10, 2014, among the Company, and certain lenders and parties named therein (the “December 2014 Credit Agreement”). Among other things, the Seventh Amended Credit Agreement:

•

Provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount at any one time outstanding of up to $500 million. The Revolving Credit Facility has a term ending March 10, 2023, subject to extension at the Company’s option for up to one additional year;

•

Provides for an unsecured term loan in the principal amount of $100 Million (the “Term Loan Facility”), with the term loan having a maturity date of June 4, 2020 subject to extension at the Company’s option for one additional year (with the entire principal amount being due and payable on such date);

•	Provides for an increase in such facilities at the Company’s request to an aggregate principal amount of up to $900 million;
•

Provides for interest, at a rate based on LIBOR plus a margin determined using the applicable credit rating of the Company for long-term unsecured debt securities (the Revolving Credit Facility margin is 0.95% and the margin for the Term Loan Facility is 1.00% using the Company's current credit rating); and

•

Includes certain affirmative and negative covenants and contains customary events of default, including payment defaults, cross defaults with certain other indebtedness, breaches of covenants and bankruptcy events.  In the case of an event of default, the lenders may, among other remedies, accelerate the payment of all obligations due from the Company.

The proceeds from the Term Loan Facility and the initial draws from the Revolving Credit Facility were used by the Company to refinance indebtedness issued under the December 2014 Credit Agreement.

The above summary of the Seventh Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Seventh Amended Credit Agreement.  A copy of the Seventh Amended Credit Agreement is included herein as Exhibit 10.2, which exhibit is incorporated by reference.

Item 6.	Exhibits

10.1*	Outside Director Fee Schedule.

10.2*

Seventh Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 30, 2018 among Life Storage, Inc., Life Storage LP, Wells Fargo Bank, National Association, Manufacturers and Traders Trust Company and certain other lending institutions a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, Wells Fargo Bank, National Association and Citibank, N.A., as syndication agents, and U.S. Bank National Association, HSBC Bank USA, National Association, PNC Bank, National Association and SunTrust Bank as co-documentation agents.

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017;

(iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017;

(iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; and

(v) Notes to Consolidated Financial Statements.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 1, 2018

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 1, 2018

Date