Form 10-K
period 2018-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2019-02-26
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 30, 2018, 46,599,927 shares of Life Storage, Inc.’s Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $4,534,638,896 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2018). As of February 14, 2019, 46,632,703 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2018, the aggregate market value of the 215,009 units of limited partnership (the “OP Units”) held by non-affiliates of Life Storage LP was $20,922,526 (based on the closing price of the Common Stock of Life Storage, Inc. on the New York Stock Exchange on June 30, 2018). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2018.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2018. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2018, we had an ownership interest in and/or managed 774 self-storage properties in 28 states under the name Life Storage ®. Among our 774 self-storage properties are 113 properties that we manage for unconsolidated joint ventures, 100 properties that we manage and have no ownership interest, and four properties that we lease. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties conduct business under the customer-friendly name Life Storage ®. In 2019, we began managing four properties located in the province of Ontario, Canada, under the Bluebird Self Storage brand for an unrelated entity.

At December 31, 2018, the Parent Company owned a direct or indirect interest in 674 of the Properties through the Operating Partnership, which includes 561 wholly-owned properties and 113 properties owned by unconsolidated joint ventures. In total, we own a 99.5% economic interest in the Operating Partnership and unaffiliated third parties collectively own a 0.5% limited partnership interest at December 31, 2018. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

We seek to enhance shareholder value through internal growth, acquisition of additional storage properties, expansion and enhancement of existing storage properties, select new development, and advances in innovative technology. Internal growth is achieved through aggressive property management: optimizing rental rates, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and enhancing the Properties. Should demographic and economic conditions warrant, we may develop new properties. We believe that there continues to be opportunity for growth through acquisitions, including acquisitions through unconsolidated joint ventures of the Company. We seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and improved performance through application of our expertise.

Industry Overview

We believe that self-storage facilities offer affordable storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Modern facilities, such as those owned and/or managed by the Company, are usually fenced and well lighted with automated access systems, surveillance cameras, offer temperature and humidity control features, and have a full-time manager. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day and in certain circumstances are provided with 24-hour access. Individual storage spaces are secured by the customer’s lock, and the customer has control of access to the space.

According to the 2019 Self-Storage Almanac, of the estimated 46,000 core self-storage facilities in the United States (those properties identified as having self-storage operated as the core business at the address), approximately 18.8% are managed by the ten largest operators. This results in a highly fragmented industry as the remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow either through acquisitions or third-party management platforms.

Property Management

We have over 30 years of experience acquiring, building, expanding and managing self-storage facilities, and the combined experience of our key personnel makes us one of the leaders in the industry. We employ the following strategies with respect to our property management:

Our People:

We recognize the importance of quality people to the success of an organization. Accordingly, we hire and train to ensure that associates can reach their full potential. We strive to ensure that all associates conduct themselves in accordance with our core values: Teamwork, Respect, Accountability, Integrity, and Innovation. In turn, we support them with state of the art training tools including an online learning management system, a company intranet and a network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel. As such, our store associates are held to high standards for customer service, store appearance, financial performance, and overall operations.

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

Marketing and Advertising:

The digital age has changed consumer behavior – the way people shop, their expectations, and the way we communicate with them. As such, we utilize the following strategies to market our properties and products:

•

We created, developed and implemented Rent Now, our proprietary fully-digital rental platform for customers who prefer to self-serve and complete the rental process online. Customers can now “skip the counter” by selecting a storage unit, completing the rental agreement and making their rental payment online. The customer receives their property access code and step-by-step directions to their specific rental unit on a digital map sent to their mobile device. Rent Now is fully-integrated with Life Storage’s operating, security and revenue management systems, allowing for real-time and efficient inventory and sales management.

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

•

Since demand for storage is largely based on timing, the goal is to create positive brand recognition through a variety of channels, both digital and traditional. When the time comes for a customer to select a storage company, we want the Life Storage brand to be recognized as the most trusted and respected provider. We employ a variety of different strategies to create brand awareness; this includes our Life Storage rental trucks, branded merchandise such as moving and packing supplies, extensive regional marketing in the communities in which we operate, and digital targeting using search, social media and remarketing campaigns. We strive to introduce storage solutions early and often to gain the most exposure as possible for the longest duration.

•

Approximately 48.1% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate, retail and residential customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.

•

We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. We waive the truck rental charge for new move-in customers, and we believe it provides a valuable service and added incentive to choose Life Storage. Further, the prominent display of our logo turns each truck into a moving billboard.

Third-Party Management:

We seek to add third-party managed stores to our portfolio in order to help drive fee revenue, brand awareness, cost efficiencies and customer data to make more informed revenue management decisions. The portfolio also may, in certain circumstances, serve to supplement our acquisition pipeline.

Corporate Customer Value Proposition:

We offer a differentiated corporate customer value proposition through Warehouse Anywhere. Warehouse Anywhere is Life Storage’s proprietary intelligent and technologically advanced warehousing solution that provides third-party logistics (3PL) through a forward deployed, unmanned model combining storage asset management with a proprietary inventory management application across a network of more than 10,000 Life Storage or partner facilities. As a final mile delivery solution, Warehouse Anywhere gets our customers’ products closer to their customers, reduces logistics costs, increases inventory tracking accuracy and improves delivery time.

Ancillary Income:

We know that our 423,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Whereas our Life Storage trucks are available with no rental charge for new move-in customers, they are available for rent to non-customers and existing customers. We also rent moving dollies and blankets, in addition to carrying a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance through a third-party carrier, on which we earn income. We also receive incidental income from billboards and cell towers.

Information Systems:

Each of our primary business functions is linked to our customized computer applications, many of which are proprietary. These systems provide for consistent, timely and accurate flow of information throughout our critical platforms:

•

Our proprietary operating software (“LifeOS”) is installed at all locations and performs the functions necessary for field personnel to efficiently and effectively run a property. This includes customer account management, automatic imposition of late fees, move-in and move-out analysis, generation of essential legal notices, and marketing reports to aid in regional marketing efforts. Financial reports are automatically transmitted to our Corporate Offices overnight to allow for strict accounting oversight.

•

LifeOS is linked with each of our primary sales channels (customer care center, internet, store) allowing for real-time access to space type and inventory, pricing, promotions, and other pertinent store information. This robust flow of information facilitates our commitment to capturing prospective customers from all channels.

•

LifeOS provides our revenue management team with raw data on historical pricing, move-in and move-out activity, specials and occupancies, etc. This data is utilized in the various algorithms that form the foundation of our revenue management program. Changes to pricing and specials are “pushed out” to all sales channels instantaneously.

•

LifeOS generates financial reports for each property that provide our accounting and audit departments with the necessary oversight of transactions; this allows us to maintain proper control of receipts.

Revenue Management:

Our proprietary revenue management system is constantly evolving through the efforts of our dedicated data science and revenue management team. We have the ability to change pricing instantaneously for any single unit type, at any single location, based on the occupancy, competition, and forecasted changes in demand. By analyzing current customer rent tenures, we can implement rental rate increases at optimal times to increase revenues. Advanced pricing analytics enables us to reduce the amount of concessions, attracting a more stable customer base and discouraging short-term price shoppers. This system continues to drive revenue stability and/or growth throughout our portfolio.

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

Federal Income Tax

We operate, and we intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. We have elected to treat three of our subsidiaries as taxable REIT subsidiaries. In general, our taxable REIT subsidiaries may perform additional services for customers and generally may engage in certain real estate or non-real estate related business. Our taxable REIT subsidiaries are subject to corporate federal and state income taxes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - REIT Qualification and Distribution Requirements.”

Competition

The primary factors upon which competition in the self-storage industry is based are location, appearance, rental rates, suitability of the property’s design to prospective customers’ needs, and how the property is operated and marketed. We believe we compete successfully on these factors. The extent of competition depends significantly on local market conditions. We seek to locate where we can increase market share while not adversely affecting any of our existing locations in that market. However, the number of self-storage facilities in a particular area could have a material adverse effect on the performance of any of the Properties.

Several of our competitors are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions.

Investment Policy

While we emphasize equity real estate investments, we may, at our discretion, invest in mortgage and other real estate interests related to self-storage properties in a manner consistent with our qualification as a REIT. We may also retain a purchase money mortgage for a portion of the sale price in connection with the disposition of Properties from time to time. Should investment opportunities become available, we may look to acquire additional self-storage properties via new or existing joint-venture partnerships or similar entities. We may or may not elect to have a significant investment in such a venture, but would use such an opportunity to expand our portfolio of branded and managed properties. We also invest in innovative, and sometimes proprietary, new technology that we believe provides us with a competitive advantage.

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

During 2018, the Company sold 13 non-strategic properties in Arizona (2), Florida (1), North Carolina (1), Texas (8), and Virginia (1) for net cash proceeds of $91.3 million, resulting in an aggregate gain of approximately $56.4 million. Twelve of these properties were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest. During 2017, the Company sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of $16.9 million, resulting in a loss of approximately $3.5 million. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2019. During 2016, the Company sold eight non-strategic storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in an aggregate gain on sale of $15.3 million.

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

The following sets forth certain financing activities during the year ended December 31, 2018.

On October 30, 2018, the Company entered into an amended and restated credit facility which replaced the Company’s then existing credit facility as discussed in Note 5 to the Consolidated Financial Statements filed herewith. Under the amended credit facility, the Company’s revolving credit facility remains at $500 million and the maturity date of such facility is extended to March 10, 2023. The new revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2018, the margin is 0.95%) and requires an annual facility fee which varies based upon the Company’s credit rating (at December 31, 2018, the facility fee is 0.15%). Also, under the amended credit facility, the $100 million term note previously existing was replaced with a new $100 million term note, with the maturity date remaining June 4, 2020. The new $100 million term note bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2018 the margin is 1.00%). The Company has the option under the new credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

Amounts outstanding on the Company’s line of credit at December 31, 2018 totaled $91.0 million.

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

Employees

We currently employ a total of 1,953 employees, including 667 property managers, 45 area managers, and 954 associate managers and part-time employees. At our headquarters, in addition to our four senior executive officers, we employ 283 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.lifestorage.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our Codes of Ethics and Charters of our Nominating and Governance Committee, Audit Committee, and Compensation Committee are available free of charge on our website at http://www.lifestorage.com .

Also, copies of our annual report and Charters of our Nominating and Governance Committee, Audit Committee, and Compensation Committee will be made available, free of charge, upon written request to Life Storage, Inc., Attn: Investor Relations, 6467 Main Street, Williamsville, NY 14221.

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

Rising Interest Rates. Indebtedness that we incur under the unsecured credit facility and one of our term notes bears interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense, which would reduce our cash available for distribution and our ability to pay expected distributions to our shareholders. We manage our exposure to rising interest rates by entering into fixed rate financing agreements for a portion of our outstanding indebtedness and through other available mechanisms, including interest rate swaps, as deemed necessary. If the amount of our indebtedness bearing interest at a variable rate increases, our unsecured credit facility may require us to enter into interest rate swaps.

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

These ownership limits may:

•

Have the effect of precluding an acquisition of control of the Company by a third-party without consent of our Board of Directors even if the change in control would be in the interest of shareholders; and

•

Limit the opportunity for shareholders to receive a premium for shares of our common stock they hold that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% or 15%, as the case may be, of the outstanding shares of our stock or to otherwise effect a change in control of the Company.

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

If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, we would not be allowed a deduction for distributions to shareholders in computing our taxable income and would be subject to federal income tax (including possibly increased state and local taxes) on our taxable income at the regular corporate rate of 21%. Unless entitled to relief under certain Code provisions, we also would be ineligible for qualification as a REIT for the four taxable years following the year during which our qualification was lost. As a result, distributions to the shareholders would be reduced for each of the years involved. Although we currently intend to continue to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Three of our subsidiaries have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxed as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount, in addition to other limitations imposed on the deductibility of interest under the TCJA. In addition, if we receive or accrue certain amounts and the underlying economic arrangements between our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties.

Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we are, or any taxable REIT subsidiary is, required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.

Complying with REIT Requirements May Limit Our Ability to Hedge Effectively and May Cause Us to Incur Tax Liabilities

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets or manages the risk of certain currency fluctuations, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, any losses in the taxable REIT subsidiary will generally not provide any tax benefit, except for being carried forward against future taxable income in the taxable REIT subsidiary.

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

The Tax Cuts and Jobs Act May Impact the Attractiveness of an Investment in our Stock in Ways Difficult to Anticipate

The Tax Cuts and Jobs Act (the “TCJA”), signed into law in December 2017, significantly changed the U.S. federal income tax law applicable, and is generally for taxable years beginning after December 31, 2017. The TCJA reduced corporate and non-corporate income tax rates and changed numerous other provisions of the Code that may affect the taxation of REITs and their shareholders. These changes generally appear favorable to REITs; however, certain changes to the U.S. federal income tax laws pursuant to the TCJA could have a material and adverse effect on us. Some of these changes could reduce the relative competitive advantage of companies operating as REITs as opposed to companies not operating as REITs, including:

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

To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to legislative intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. It is also possible that future changes to tax law or guidance promulgated thereunder could adversely impact us.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2018, our Board of Directors authorized and we declared quarterly common stock dividends of $1.00 per share in January, April, July and October, for a total 2018 dividend per share annual rate of $4.00 per share. In addition, our Board of Directors authorized and we declared a quarterly common stock dividend of $1.00 per share in January 2019. We can provide no assurance that our Board of Directors will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2018, 269 of our 774 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2018, the facilities in Texas and Florida accounted for approximately 21% and 13% of store revenues, respectively. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

Changes in Taxation of Corporate Dividends May Adversely Affect the Value of Our Common Stock

The maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular “C” corporation under current federal law generally is 20%, as opposed to higher ordinary income rates, plus a 3.8% Medicare tax on net investment income. The reduced tax rate, however, does not apply to distributions paid to domestic noncorporate taxpayers by a REIT on its stock, except for certain limited amounts. However, the TCJA allows domestic noncorporate taxpayers to deduct 20% of their dividends from REITs, excluding capital gain dividends and qualified dividend income (which continue to be subject to the 20% rate). As a result, dividend income received by our domestic non-corporate shareholders is subject to a maximum effective federal income tax rate of 29.6% (plus the 3.8% Medicare tax on net investment income). The cumulative amount that a domestic noncorporate taxpayer may deduct for any taxable year with respect to ordinary REIT dividends from all sources (together with certain other categories of income that are eligible for such 20% deduction) may not exceed 20% of such person’s total taxable income (excluding any net capital gain). The income tax rate changes applicable to domestic noncorporate taxpayers and the 20% deduction for ordinary REIT dividends apply for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

At December 31, 2018, we held ownership interests in, leased, and/or managed a total of 774 Properties situated in 28 states. Among our 774 self-storage properties are 113 properties that we manage for unconsolidated joint ventures of which we have varying percentage ownership interests. For additional information regarding unconsolidated joint ventures, see Note 11 to the Consolidated Financial Statements filed herewith.

Our self-storage facilities offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our stores range in size from 15,000 to 195,000 net rentable square feet, with an average of approximately 72,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, and some customers are provided 24-hour access. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2018:

	Number of Stores at December 31, 2018	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	21	1,579,228	12,116	2.24%
Arizona	27	1,929,797	17,395	4.10%
California	30	2,694,054	23,729	6.50%
Colorado	11	767,545	6,775	1.69%
Connecticut	11	835,512	8,706	2.17%
Florida	97	6,590,557	65,234	13.14%
Georgia	36	2,493,052	21,484	4.49%
Illinois	42	3,121,709	30,911	6.58%
Kentucky	2	142,764	1,322	0.27%
Louisiana	46	3,794,446	31,048	2.05%
Maine	5	245,824	2,447	0.63%
Maryland	3	138,709	1,618	0.35%
Massachusetts	15	787,499	8,085	2.00%
Mississippi	15	1,118,473	8,464	1.50%
Missouri	16	1,108,897	9,907	1.87%
Nevada	22	1,630,593	13,695	3.29%
New Hampshire	11	781,065	7,040	1.35%
New Jersey	31	2,244,922	23,207	5.82%
New York	51	3,077,462	31,618	7.09%
North Carolina	24	1,491,139	14,053	1.99%
Ohio	25	1,727,913	14,747	2.74%
Pennsylvania	14	895,236	7,994	1.68%
Rhode Island	4	205,871	1,922	0.51%
South Carolina	14	889,799	7,900	1.64%
Tennessee	7	510,283	4,236	0.95%
Texas	172	12,837,725	106,854	20.87%
Virginia	20	1,481,794	13,435	2.27%
Wisconsin	2	167,893	1,631	0.22%
Total	774	55,289,761	497,573	100.00%

At December 31, 2018, the Properties had an average occupancy of 86.3% and an annualized rent per occupied square foot of $14.13.

Item 3.	Legal Proceedings

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action sought to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The parties subsequently reached a settlement of all claims for an aggregate amount of $8.0 million, and the settlement was approved by the court on June 12, 2018. The Company is in the process of making payments under the settlement to the members of the class and has made most of the required payments as of December 31, 2018. The aggregate remaining settlement amount of $0.2 million has been recorded as a liability in the Company’s consolidated balance sheet.

Item 4.	Mine Safety Disclosures

Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “LSI”. As of February 16, 2019, there were approximately 564 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception. Reflected in the table below are the dividends paid in the last two years.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2018 represent 74% ordinary income, 24% capital gain, and 2% return of capital.

The following table summarizes our purchases of our common stock for the years ended December 31, 2018 and 2017.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	© Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 1, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - March 31, 2018	—	—	—	—
April 1, 2018 - June 30, 2018	—	—	—	—
July 1, 2018 - September 30, 2018	—	—	—	—
October 1, 2018 - December 31, 2018	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955

(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The program does not have an expiration date but may be suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2018, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
2005 Award and Option Plan	4,500	$75.92	—
2015 Award and Option Plan (2)	131,362	$—	282,927
2009 Outside Directors’ Stock Option and Award Plan	18,500	$79.58	63,688
Deferred Compensation Plan for Directors (1)	22,520	N/A	21,618
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

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

(2)

Includes the actual number of shares issued in January 2019 as part of the 2015 performance-based awards (14,738) and the maximum number of shares (116,624) that could be issued as part of 2016, 2017 and 2018 performance-based awards. The actual number of shares to be issued as part of the 2016, 2017, and 2018 performance-based awards will be determined at the end of the three-year performance periods in 2019, 2020 and 2021, respectively. See Note 9 to our consolidated financial statements filed herewith.

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2013 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2013 - DECEMBER 31, 2018

	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018
S&P	100.00	113.69	115.26	129.05	157.22	150.33
NAREIT	100.00	130.14	134.30	145.74	153.36	146.27
LSI	100.00	138.90	176.96	145.81	160.10	174.81

The foregoing item assumes $100.00 invested on December 31, 2013, with dividends reinvested.

Item 6.	Selected Financial Data

LIFE STORAGE, INC.

The following table sets forth selected financial and operating data on an historical consolidated basis for the Parent Company. The selected historical financial data as of and for the five-year period ended December 31, 2018 are derived from the Parent Company’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Parent Company included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Operating Data
Operating revenues	$550,850	$529,750	$462,608	$366,602	$326,080
Net income	207,558	96,809	84,956	113,077	89,057
Net income attributable to common shareholders	206,590	96,365	85,225	112,524	88,531
Income from continuing operations per common share attributable to common shareholders – diluted	4.43	2.07	1.96	3.16	2.67
Net income per common share attributable to common shareholders – basic	4.44	2.08	1.97	3.18	2.68
Net income per common share attributable to common shareholders – diluted	4.43	2.07	1.96	3.16	2.67
Dividends declared per common share (1)	4.00	3.95	3.70	3.20	2.72
Balance Sheet Data
Investment in storage facilities at cost	$4,398,939	$4,321,410	$4,243,308	$2,491,702	$2,177,983
Total assets	3,892,212	3,876,774	3,857,984	2,118,822	1,850,727
Total debt	1,714,122	1,726,763	1,653,552	827,643	797,054
Total liabilities	1,810,759	1,829,078	1,751,399	898,336	861,236
Other Data
Net cash provided by operating activities	$262,298	$248,634	$225,788	$186,198	$146,068
Net cash used in investing activities	(55,700)	(156,510)	(1,796,069)	(328,689)	(334,993)
Net cash (used in) provided by financing activities	(201,992)	(106,588)	1,587,184	140,968	187,944

(1)

In 2014 we declared regular quarterly dividends of $0.68 in January, April, July and October. In 2015 we declared regular quarterly dividends of $0.75 in January and April, and $0.85 in July and October. In 2016 we declared regular quarterly dividends of $0.85 in January and $0.95 in April, July and October. In 2017 we declared regular quarterly dividends of $0.95 in January and $1.00 in April, July and October. In 2018 we declared regular quarterly dividends of $1.00 in January, April, July and October.

LIFE STORAGE LP

The following table sets forth selected financial and operating data on an historical consolidated basis for the Operating Partnership. The selected historical financial data as of and for the five-year period ended December 31, 2018 are derived from the Operating Partnership’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Operating Partnership included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2018	2017	2016	2015	2014
Operating Data
Operating revenues	$550,850	$529,750	$462,608	$366,602	$326,080
Net income	207,558	96,809	84,956	113,077	89,057
Net income attributable to common unitholders	206,590	96,365	85,225	112,524	88,531
Income from continuing operations per common unit attributable to common unitholders – diluted	4.43	2.07	1.96	3.16	2.67
Net income per common unit attributable to common unitholders – basic	4.44	2.08	1.97	3.18	2.68
Net income per common unit attributable to common unitholders – diluted	4.43	2.07	1.96	3.16	2.67
Distributions declared per common unit (1)	4.00	3.95	3.70	3.20	2.72
Balance Sheet Data
Investment in storage facilities at cost	$4,398,939	$4,321,410	$4,243,308	$2,491,702	$2,177,983
Total assets	3,892,212	3,876,774	3,857,984	2,118,822	1,850,727
Total debt	1,714,122	1,726,763	1,653,552	827,643	797,054
Total liabilities	1,810,759	1,829,078	1,751,399	898,336	861,236
Other Data
Net cash provided by operating activities	$262,298	$248,634	$225,788	$186,198	$146,068
Net cash used in investing activities	(55,700)	(156,510)	(1,796,069)	(328,689)	(334,993)
Net cash (used in) provided by financing activities	(201,992)	(106,588)	1,587,184	140,968	187,944

(1)

In 2014 we declared regular quarterly distributions of $0.68 in January, April, July and October. In 2015 we declared regular quarterly distributions of $0.75 in January and April, and $0.85 in July and October. In 2016 we declared regular quarterly distributions of $0.85 in January and $0.95 in April, July and October. In 2017 we declared regular quarterly distributions of $0.95 in January and $1.00 in April, July and October. In 2018 we declared regular quarterly distributions of $1.00 in January, April, July and October.

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
o

Our Customer Care Center answers sales inquiries and makes reservations for all of our Properties on a centralized basis. Further, our call center and customer contact software was developed in-house and is 100% supported by our in-house experts;

o	Our “Rent Now” fully-digital rental platform allows customers to “skip the counter” by selecting a storage unit, completing the rental agreement and making their rental payment online;
o

Our truck move-in program, under which, at present, 386 of our stores offer a free Life Storage truck to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

o	Our dehumidification system, which provides our customers with a better environment to store their goods and improves yields on our Properties;
o

Our Warehouse Anywhere last mile delivery solution provides corporate customers with third-party logistics and related services through a forward deployed, unmanned, decentralized model combining storage asset management with proprietary inventory tracking technology;

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

•

We also look to enter new markets that are in the top 50 Metropolitan Statistical Area (MSA) by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third-party management opportunities to continue to grow market share, branding and enhance economies of scale.

C.	Expanding our management business:
•

We see our management business as a source of future acquisitions. We hold a minority interest in multiple joint ventures which hold a total of 113 properties that we manage. In addition, we manage 100 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

D.	Expanding and enhancing our existing stores:
•

Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2014, we added 272,000 square feet to existing Properties and converted 9,000 square feet to premium storage for a total cost of approximately $18.3 million; in 2015, we added 256,000 square feet to existing Properties and converted 5,000 square feet to premium storage for a total cost of approximately $14.1 million; in 2016, we added 343,000 square feet to existing Properties and converted 55,000 square feet to premium storage for a total cost of approximately $22.4 million; in 2017, we added 382,000 square feet to existing Properties and converted 122,000 square feet to premium storage for a total cost of approximately $35.2 million; and in 2018, we added 365,000 square feet to existing Properties and converted 25,000 square feet to premium storage for a total cost of approximately $27.8 million. From 2013 through 2018 we also installed solar panels on 23 buildings for a total cost of approximately $7.4 million. Our solar panel initiative, which began in 2011, has reduced energy consumption at those installed locations.

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

Since 2010, subsequent to the economic recession in 2009, we have experienced annual same store sales increases up to and including the current year. We feel our recent performance further supports the notion that the self-storage industry holds up well regardless of the prevailing economic landscape.

We believe the decrease in same-store move-ins in 2018 when compared to 2017 was due to increased competition and customer rate sensitivity in certain markets coupled with our higher occupancy rates in 2018 resulting in less spaces available to rent. Additionally, same store move ins in 2017 were increased as a result of hurricane activity and resulting flooding in Texas and Florida which did not recur in 2018. We believe the reduction in same store move-outs was a result of customers increasing their length of stay.

	2018	2017	Change
Same store move ins	196,402	205,644	(9,242)
Same store move outs	198,526	199,615	(1,089)
Difference	(2,124)	6,029	(8,153)

Elevated property tax increases is a trend that we experienced from 2014 through 2018. We expect same store expense growth resulting from increases in wages, health costs, property insurance and property tax increases in 2019. We believe the same store expense increases will be at manageable levels.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

We recorded rental revenues of $502.5 million for the year ended December 31, 2018, an increase of $17.2 million or 3.5% when compared to 2017 rental revenues of $485.3 million. Of the increase in rental revenue, $15.9 million resulted from a 3.5% increase in rental revenues at the 521 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 521 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the properties we sold in 2017 and 2018, eight stores significantly impacted by flooding in 2016, 2017 and 2018, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of 2.8% increase in rental income per square foot while maintaining consistent average occupancy. The remaining increase in rental revenue of $1.3 million resulted from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, increased by $3.9 million for the year ended December 31, 2018 compared to 2017 primarily due to increased revenues related to our Warehouse Anywhere last mile delivery solution, increased storage management referral fees, increased revenues related to tenant customer insurance, and increased management fees earned on managed properties.

Property operations and maintenance expenses decreased $1.7 million or 1.4% in 2018 compared to 2017. The 521 core properties considered in the same store pool experienced a $0.3 million or 0.2% decrease in such expenses as a result of decreases in internet marketing costs which had been a focused increase in 2017 in an effort to drive more traffic to the Company’s website due to our name change to Life Storage. In addition to the same store increase, property operations and maintenance expenses decreased $1.4 million due to the net activity from the stores not included in the same store pool. Real estate tax expense increased $3.7 million or 6.4% in 2018 compared to 2017. The 521 core properties considered in the same store pool experienced a $3.0 million or 5.7% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $0.7 million from the stores not included in the same store pool.

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

The following table sets forth operating data for our 521 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$469,258	$453,380	3.5%
Same store other operating income	25,237	25,082	0.6%
Total same store operating income	494,495	478,462	3.4%
Payroll and benefits	40,120	40,184	(0.2)%
Real estate taxes	55,476	52,464	5.7%
Utilities	15,320	14,958	2.4%
Repairs and maintenance	17,586	17,839	(1.4)%
Office and other operating expenses	16,087	15,701	2.5%
Insurance	5,792	5,519	4.9%
Advertising	1,261	1,332	(5.3)%
Internet marketing	9,108	9,996	(8.9)%
Total same store operating expenses	160,750	157,993	1.7%
Same store net operating income	$333,745	$320,469	4.1%

Net operating income increased $19.1 million or 5.5% as a result of a 4.1% increase in our same store net operating income along with the impact of stores not included in the same store pool.

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

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2018 and 2017 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2018	2017
Net income	$207,558	$96,809
General and administrative	48,322	50,031
Payments for rent	565	424
Depreciation and amortization	102,530	127,485
Interest expense	70,672	74,362
Interest income	(13)	(7)
(Gain) loss on sale of storage facilities	(56,398)	3,503
Gain on sale of real estate	(718)	—
Equity in income of joint ventures	(4,122)	(3,314)
Net operating income	$368,396	$349,293
Net operating income
Same store	333,745	320,469
Other stores and management fee income	34,651	28,824
Total net operating income	$368,396	$349,293

General and administrative expenses decreased $1.7 million or 3.4% from 2017 to 2018. The key driver of the decrease was the Company recording the impact of the New Jersey lawsuit settlement discussed in Note 14 in 2017, partially offset by $1.1 million of costs incurred during 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters and an increase in personnel costs in 2018.

Depreciation and amortization expense decreased to $102.5 million in 2018 from $127.5 million in 2017 as a result of reduced amortization of customer lists related to acquisitions in 2016, including the acquisition of LifeStorage, LP, which became fully amortized during the third and fourth quarters of 2017.

Interest expense decreased from $74.4 million in 2017 to $70.7 million in 2018. The decrease was primarily due to $9.6 million of interest expense recorded in 2017 related to the settlement of interest rate swaps, partially offset by the effect of increased outstanding debt balances throughout 2018 and higher interest rates on the Company’s line of credit in 2018.

During 2018, the Company sold 13 non-strategic properties and received net cash proceeds of $91.3 million, resulting in a gain of approximately $56.4 million. Twelve of these properties were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest. During 2017, we sold two non-strategic storage facilities for net proceeds of approximately $16.9 million, resulting in a $3.5 million loss on sale. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2019. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

We recorded rental revenues of $485.3 million for the year ended December 31, 2017, an increase of $57.2 million or 13.4% when compared to 2016 rental revenues of $428.1 million. Of the increase in rental revenue, $5.6 million resulted from a 1.6% increase in rental revenues at the 430 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 430 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2016, excluding stores not yet stabilized, the stores we sold in 2016 and 2017, six stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 30 basis point increase in average occupancy and a 0.8% increase in rental income per square foot. The remaining increase in rental revenue of $51.6 million resulted from the stores not included in the same store pool. Other operating income, which includes merchandise sales, insurance administrative fees, truck rentals, management fees and acquisition fees, increased by $9.9 million for the year ended December 31, 2017 compared to 2016 primarily due to increased administrative fees earned on customer insurance, increased management fees earned on managed properties, and increased acquisition fees earned on properties acquired by unconsolidated joint ventures.

Property operations and maintenance expenses increased $19.4 million or 18.8% in 2017 compared to 2016. The 430 core properties considered in the same store pool experienced a $2.3 million or 2.9% increase in such expenses as a result of increases in payroll and higher internet marketing costs in an effort to drive more traffic to the Company’s website due to our name change to Life Storage. In addition to the same store increase, property operations and maintenance expenses increased $17.1 million due to the net activity from the stores not included in the same store pool. Real estate tax expense increased $9.8 million or 20.4% in 2017 compared to 2016. The 430 core properties considered in the same store pool experienced a $2.5 million or 6.6% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $7.3 million from the stores not included in the same store pool.

Our 2017 same store results consist of only those properties that were included in our consolidated results since January 1, 2016, excluding stores not yet stabilized, the stores we sold in 2016 and 2017, six stores significantly impacted by flooding in 2016 and 2017, and two stores that the Company began to fully replace in 2017. We believe that same store results is a meaningful measure to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP.

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

Net operating income increased $37.9 million or 12.2% as a result of a 0.6% increase in our same store net operating income and the acquisitions completed since January 1, 2016.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2017 and 2016 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2017	2016
Net income	$96,809	$84,956
General and administrative	50,031	43,103
Acquisition related costs	—	29,542
Write-off of acquired property deposits	—	1,783
Payments for Rent	424	—
Depreciation and amortization	127,485	117,081
Interest expense	74,362	54,504
Interest income	(7)	(67)
Loss (gain) on sale of storage facilities	3,503	(15,270)
Gain on sale of real estate	—	(623)
Equity in income of joint ventures	(3,314)	(3,665)
Net operating income	$349,293	$311,344
Net operating income
Same store	253,781	252,291
Other stores and management fee income	95,512	59,053
Total net operating income	$349,293	$311,344

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

During 2017, we sold two non-strategic storage facilities for net proceeds of approximately $16.9 million, resulting in a $3.5 million loss on sale. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2020. During 2016, we sold eight non-strategic storage facilities for net proceeds of approximately $34.1 million, resulting in a $15.3 million gain on sale. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

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

FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income available to common shareholders computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of properties, plus impairment of real estate assets, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. In December 2018, NAREIT issued restated guidance on FFO which reaffirmed this definition. We believe that to further understand our performance FFO should be compared with our reported net income and cash flows in accordance with GAAP, as presented in our consolidated financial statements.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Net income attributable to common shareholders	$206,590	$96,365	$85,225	$112,524	$88,531
Net income attributable to noncontrolling interests in the Operating Partnership	968	444	398	553	526
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	100,528	125,580	115,531	57,429	50,827
Depreciation and amortization from unconsolidated joint ventures	5,107	4,296	2,595	2,435	1,666
(Gain) loss on sale of real estate	(56,398)	3,503	(15,270)	494	(5,176)
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,197)	(1,045)	(857)	(848)	(806)
Funds from operations available to common shareholders	$255,598	$229,143	$187,622	$172,587	$135,568

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2018, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2018, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $262.3 million, $248.6 million, and $225.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. The increases in operating cash flows from 2017 to 2018 and from 2016 to 2017 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses and other non-cash items during these periods.

Cash used in investing activities was $55.7 million, $156.5 million, and $1,796.1 million for the years ended December 31, 2018, 2017, and 2016 respectively. The decrease in cash used from 2017 to 2018 was primarily a result of an increase in proceeds from the sale of self-storage facilities in 2018 coupled with a reduction in the Company’s contributions to joint ventures in 2018. The decrease in cash used in investing activities from 2016 to 2017 was primarily a result of the acquisition of LifeStorage, LP and other acquisitions made in 2016, partially offset by an increase in the Company’s investment in unconsolidated joint ventures in 2017.

Cash used in financing activities was $202.0 million in 2018 compared to cash used in financing activities of $106.6 million in 2017. This increase in cash used in financing activities was the result of a reduction in cash proceeds from the issuance of term debt, partially offset by a reduction in debt paid off in 2018. Cash used in financing activities was $106.6 million in 2017 compared to cash provided by financing activities of $1,587.2 million in 2016. In 2017, the Company increased its dividends paid on its common stock to $183.7 million from $156.2 million in 2016. On December 7, 2017, the Operating Partnership issued $450 million in senior notes, the proceeds of which were used primarily to repay $225 million of then outstanding term notes and to pay down the Company’s revolving line of credit. Also, during 2017, the Company repurchased 112,554 of the Company’s outstanding common shares for $8.2 million under the Company’s Buyback Program discussed further below. In 2016, the Company received net proceeds from the sale of common stock through public offerings of $935.1 million. The Company also received net proceeds from the issuance of term notes of $796.7 million and net proceeds from the Company’s revolving credit line of $174.0 million in 2016. Further, the Company settled pre-issuance interest rate swaps on the 2026 Notes (discussed further below) for $9.2 million in 2016.

For the years 2016, 2017 and 2018, see Note 5 to the consolidated financial statements for details of the Company’s unsecured line of credit and term note activity, Note 6 to the consolidated financial statements for the Company’s mortgage activity and related details, and Note 12 to the consolidated financial statements for the Company’s equity activity.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2019	2020-2021	2022-2023	2024 and thereafter
Line of credit	$91,000	$—	$—	$91,000	$—
Term notes	1,625,000	—	200,000	—	1,425,000
Mortgages payable	12,302	393	3,535	7,796	578
Interest payments	463,558	67,278	126,304	112,967	157,009
Land leases	9,759	646	1,294	1,294	6,525
Expansion and enhancement contracts	29,729	29,729	—	—	—
Building leases	12,468	2,241	3,622	2,786	3,819
Retail space rent	5,082	3,699	1,383	—	—
Self-storage facility acquisitions	9,750	9,750	—	—	—
Total	$2,258,648	$113,736	$336,138	$215,843	$1,592,931

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2018 rates.

ACQUISITION OF PROPERTIES

In 2018, we acquired eight self-storage facilities comprising 474,500 square feet in California (2), Florida (1), Georgia (1), Missouri (1), New Hampshire (1), and New York (2) for a total purchase price of $77.7 million. Two of these facilities were managed for third-parties by the Company prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 2.8% on these purchases and capitalization rates ranged from 0.0% on newly constructed facilities to 6.3% on mature facilities. In 2017, we acquired two self-storage facilities comprising 148,000 square feet in Illinois (1) and North Carolina (1) for a total purchase price of $22.6 million. As both of these acquisitions were of newly constructed facilities, the weighted average capitalization rate for each acquisition was 0%. In 2016, we acquired 122 self-storage facilities comprising 9.4 million square feet in Arizona (1), California (22), Colorado (6), Connecticut (2), Florida (11), Illinois (25), Massachusetts (1), Mississippi (1), New Hampshire (5), Nevada (17), New York (4), Pennsylvania (1), South Carolina (1), Texas (23), Utah (1), and Wisconsin (1) for a total purchase price of $1,783.9 million. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 3.6% on these purchases and capitalization rates ranged from 0% on recently constructed facilities to 6.7% on mature facilities.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2019 and at December 31, 2018 we had one property under contract to be purchased for $9.3 million. During January and February of 2019, the Company entered into contracts with unrelated parties to acquire 16 self-storage facilities for an aggregate purchase price of $177.7 million. The purchases of these facilities which are under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In 2018, we added 365,000 square feet to existing Properties and converted 25,000 square feet to premium storage for a total cost of approximately $27.8 million. Although we do not expect to construct any new facilities in 2019, we do plan to complete $40 million to $55 million in expansions and enhancements to existing facilities of which $24.1 million was paid prior to December 31, 2018.

In 2018, the Company spent approximately $26.7 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $20 million to $25 million in 2019 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2018, the Company sold 13 non-strategic properties in Arizona (2), Florida (1), North Carolina (1), Texas (8), and Virginia (1) for net proceeds of $100.5 million, which includes a $9.1 million investment retained in an unconsolidated joint venture, resulting in an aggregate gain on sale of approximately $56.4 million. Twelve of these properties were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest. During 2017, the Company sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of $16.9 million, resulting in a $3.5 million loss on sale. The Company has subsequently leased one of these properties and has deferred the related gain until the termination of the lease which is scheduled in 2020. During 2016, the Company sold eight non-strategic storage facilities in Alabama (1), Georgia (1), Mississippi (1), Texas (1), and Virginia (4) for net proceeds of approximately $34.1 million, resulting in an aggregate gain on sale of $15.3 million.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell additional Properties to third-parties or joint venture partners in 2019.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in 13 self-storage joint ventures in which we have ownership interests ranging from 5% to 85%, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for our investments in these joint ventures using the equity method. The debt held by these unconsolidated real estate entities is secured by the real estate owned by these entities and is non-recourse to us. See Note 11 to our consolidated financial statements for additional details.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2018, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $191 million at December 31, 2018, a 100 basis point increase in interest rates would have a $1.9 million effect on our interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on December 31, 2018. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

The information required is incorporated by reference to the information appearing under the caption “Interest Rate Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. (the Parent Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Parent Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Parent Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Parent Company’s management. Our responsibility is to express an opinion on the Parent Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Parent Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Life Storage LP (the Operating Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

Buffalo, New York

February 26, 2019

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2018	2017
Assets
Investment in storage facilities:
Land	$794,729	$786,628
Building, equipment, and construction in progress	3,604,210	3,534,782
	4,398,939	4,321,410
Less: accumulated depreciation	(704,681)	(624,314)
Investment in storage facilities, net	3,694,258	3,697,096
Cash and cash equivalents	13,560	9,167
Accounts receivable	7,805	7,331
Receivable from unconsolidated joint ventures	1,006	1,397
Investment in unconsolidated joint ventures	145,911	133,458
Prepaid expenses	7,251	6,757
Fair value of interest rate swap agreements	—	205
Trade name	16,500	16,500
Other assets	5,921	4,863
Total Assets	$3,892,212	$3,876,774
Liabilities
Line of credit	$91,000	$105,000
Term notes, net	1,610,820	1,609,089
Accounts payable and accrued liabilities	87,446	92,941
Deferred revenue	9,191	9,374
Mortgages payable	12,302	12,674
Total Liabilities	1,810,759	1,829,078
Noncontrolling redeemable Operating Partnership Units at redemption value	23,716	19,373
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,617,441 shares outstanding at December 31, 2018 (46,552,222 at December 31, 2017)	466	466
Additional paid-in capital	2,372,157	2,363,171
Dividends in excess of net income	(308,011)	(327,727)
Accumulated other comprehensive loss	(6,875)	(7,587)
Total Shareholders’ Equity	2,057,737	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,057,737	2,028,323
Total Liabilities and Shareholders’ Equity	$3,892,212	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016
Revenues
Rental income	$502,474	$485,303	$428,121
Other operating income	48,376	44,447	34,487
Total operating revenues	550,850	529,750	462,608
Expenses
Property operations and maintenance	121,098	122,794	103,388
Real estate taxes	61,356	57,663	47,876
General and administrative	48,322	50,031	43,103
Acquisition costs	—	—	29,542
Write-off of acquired property deposits	—	—	1,783
Payments for rent	565	424	—
Depreciation and amortization	102,530	127,485	117,081
Total operating expenses	333,871	358,397	342,773
Gain (loss) on sale of storage facilities	56,398	(3,503)	15,270
Gain on sale of real estate	718	—	623
Income from operations	274,095	167,850	135,728
Other income (expenses)
Interest expense	(70,672)	(74,362)	(47,175)
Interest expense – bridge financing commitment fee	—	—	(7,329)
Interest income	13	7	67
Equity in income of joint ventures	4,122	3,314	3,665
Net income	207,558	96,809	84,956
Net income attributable to noncontrolling interest in the Operating Partnership	(968)	(444)	(398)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	667
Net income attributable to common shareholders	$206,590	$96,365	$85,225
Earnings per common share attributable to common shareholders - basic	$4.44	$2.08	$1.97
Earnings per common share attributable to common shareholders - diluted	$4.43	$2.07	$1.96

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$207,558	$96,809	$84,956
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	712	13,888	(7,060)
Total comprehensive income	208,270	110,697	77,896
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(971)	(508)	(365)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	667
Comprehensive income attributable to common shareholders	$207,299	$110,189	$78,198

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance January 1, 2016	36,710,673	$367	$1,388,343	$(171,980)	$(14,415)	$1,202,315
Net proceeds from the issuance of common stock	9,545,000	96	934,867	—	—	934,963
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	133,666	1	13,165	—	—	13,166
Conversion of operating partnership units to common shares	41,862	—	4,795	—	—	4,795
Issuance of non-vested stock	23,405	—	—	—	—	—
Earned portion of non-vested stock	—	—	7,216	—	—	7,216
Stock option expense	—	—	89	—	—	89
Deferred compensation outside directors	—	—	92	—	—	92
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	4,457	—	4,457
Net income attributable to common shareholders	—	—	—	85,225	—	85,225
Amortization of terminated hedge included in AOCI	—	—	—	—	458	458
Change in fair value of derivatives, net of reclassifications	—	—	—	—	(7,518)	(7,518)
Dividends	—	—	—	(156,764)	—	(156,764)
Balance December 31, 2016	46,454,606	464	2,348,567	(239,062)	(21,475)	2,088,494
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	199,809	2	15,632	—	—	15,634
Exercise of stock options	1,100	—	43	—	—	43
Purchase of outstanding shares	(112,554)	(1)	(8,233)	—	—	(8,234)
Issuance of non-vested stock	51,276	1	(1)	—	—	—
Forfeiture of non-vested stock	(42,015)	—	—	—	—	—
Earned portion of non-vested stock	—	—	7,148	—	—	7,148
Stock option expense	—	—	15	—	—	15
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(1,697)	—	(1,697)
Net income attributable to common shareholders	—	—	—	96,365	—	96,365
Amortization of terminated hedge included in AOCI	—	—	—	—	917	917
Change in fair value of derivatives, net of reclassifications	—	—	—	—	12,971	12,971
Dividends	—	—	—	(183,333)	—	(183,333)
Balance December 31, 2017	46,552,222	466	2,363,171	(327,727)	(7,587)	2,028,323
Exercise of stock options	71,606	—	2,976	—	—	2,976
Issuance of non-vested stock	31,879	—	—	—	—	—
Forfeiture of non-vested stock	(38,266)	—	—	—	—	—
Earned portion of non-vested stock	—	—	6,035	—	—	6,035
Stock option expense	—	—	7	—	—	7
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(32)	—	—	(32)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(1,037)	—	(1,037)
Net income attributable to common shareholders	—	—	—	206,590	—	206,590
Amortization of terminated hedge included in AOCI	—	—	—	—	917	917
Change in fair value of derivatives, net of reclassifications	—	—	—	—	(205)	(205)
Dividends	—	—	—	(185,837)	—	(185,837)
Balance December 31, 2018	46,617,441	$466	$2,372,157	$(308,011)	$(6,875)	$2,057,737

See notes to consolidated financial statements

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Operating Activities
Net income	$207,558	$96,809	$84,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,530	127,485	117,081
Amortization of debt issuance costs and bond discount	3,621	4,289	9,688
(Gain) loss on sale of storage facilities	(56,398)	3,503	(15,270)
Gain on sale of real estate	(718)	—	(623)
Write-off of acquired property deposits	—	—	1,783
Equity in income of joint ventures	(4,122)	(3,314)	(3,665)
Distributions from unconsolidated joint ventures	8,561	7,055	5,207
Non-vested stock earned	6,035	7,148	7,308
Stock option expense	7	15	89
Deferred income taxes	1,386	(2,578)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(529)	(1,862)	4,814
Prepaid expenses	(415)	(108)	8
Receipts from (advances to) joint ventures	391	(174)	(294)
Accounts payable and other liabilities	(5,528)	10,692	18,494
Deferred revenue	(81)	(326)	(3,788)
Net cash provided by operating activities	262,298	248,634	225,788
Investing Activities
Acquisition of storage facilities, net of cash acquired	(72,603)	(21,880)	(1,750,267)
Improvements, equipment additions, and construction in progress	(67,397)	(83,657)	(72,852)
Net proceeds from the sale of storage facilities and real estate	92,280	18,872	34,697
Investment in unconsolidated joint ventures	(7,718)	(69,911)	(6,438)
Property deposits	(262)	66	(1,209)
Net cash used in investing activities	(55,700)	(156,510)	(1,796,069)
Financing Activities
Net proceeds from sale of common stock	2,976	15,677	948,129
Purchase of outstanding shares	—	(8,234)	—
Proceeds from line of credit	234,000	276,000	1,102,000
Repayment of line of credit	(248,000)	(424,000)	(928,000)
Proceeds from term notes, net of discount	—	447,853	796,682
Repayment of term notes	—	(225,000)	(150,000)
Debt issuance costs	(2,126)	(3,961)	(15,273)
Settlement of forward starting interest rate swaps	—	—	(9,166)
Dividends paid - common stock	(185,837)	(183,711)	(156,249)
Distributions to noncontrolling interest holders	(865)	(859)	(742)
Redemption of operating partnership units	(376)	—	—
Mortgage principal payments	(1,764)	(353)	(197)
Net cash (used in) provided by financing activities	(201,992)	(106,588)	1,587,184
Net increase (decrease) in cash and restricted cash	4,606	(14,464)	16,903
Cash and restricted cash at beginning of period	9,459	23,923	7,020
Cash and restricted cash at end of period	$14,065	$9,459	$23,923
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$69,201	$70,924	$39,856
Cash paid for income taxes, net of refunds	$1,317	$1,180	$981

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2018	2017
Assets
Investment in storage facilities:
Land	$794,729	$786,628
Building, equipment, and construction in progress	3,604,210	3,534,782
	4,398,939	4,321,410
Less: accumulated depreciation	(704,681)	(624,314)
Investment in storage facilities, net	3,694,258	3,697,096
Cash and cash equivalents	13,560	9,167
Accounts receivable	7,805	7,331
Receivable from unconsolidated joint ventures	1,006	1,397
Investment in unconsolidated joint ventures	145,911	133,458
Prepaid expenses	7,251	6,757
Fair value of interest rate swap agreements	—	205
Trade name	16,500	16,500
Other assets	5,921	4,863
Total Assets	$3,892,212	$3,876,774
Liabilities
Line of credit	$91,000	$105,000
Term notes, net	1,610,820	1,609,089
Accounts payable and accrued liabilities	87,446	92,941
Deferred revenue	9,191	9,374
Mortgages payable	12,302	12,674
Total Liabilities	1,810,759	1,829,078
Limited partners’ redeemable capital interest at redemption value (248,966 and 217,481 units outstanding at December 31, 2018 and December 31, 2017, respectively)	23,716	19,373
Partners’ Capital
General partner (468,663 and 467,697 units outstanding at December 31, 2018 and December 31, 2017, respectively)	20,816	20,478
Limited partners (46,148,778 and 46,084,525 units outstanding at December 31, 2018 and December 31, 2017, respectively)	2,043,796	2,015,432
Accumulated other comprehensive loss	(6,875)	(7,587)
Total Controlling Partners’ Capital	2,057,737	2,028,323
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,057,737	2,028,323
Total Liabilities and Partners’ Capital	$3,892,212	$3,876,774

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2018	2017	2016
Revenues
Rental income	$502,474	$485,303	$428,121
Other operating income	48,376	44,447	34,487
Total operating revenues	550,850	529,750	462,608
Expenses
Property operations and maintenance	121,098	122,794	103,388
Real estate taxes	61,356	57,663	47,876
General and administrative	48,322	50,031	43,103
Acquisition costs	—	—	29,542
Write-off of acquired property deposits	—	—	1,783
Payments for rent	565	424	—
Depreciation and amortization	102,530	127,485	117,081
Total operating expenses	333,871	358,397	342,773
Gain (loss) on sale of storage facilities	56,398	(3,503)	15,270
Gain on sale of real estate	718	—	623
Income from operations	274,095	167,850	135,728
Other income (expenses)
Interest expense	(70,672)	(74,362)	(47,175)
Interest expense – bridge financing commitment fee	—	—	(7,329)
Interest income	13	7	67
Equity in income of joint ventures	4,122	3,314	3,665
Net income	207,558	96,809	84,956
Net income attributable to noncontrolling interest in the Operating Partnership	(968)	(444)	(398)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	667
Net income attributable to common unitholders	$206,590	$96,365	$85,225
Earnings per common unit attributable to common unitholders - basic	$4.44	$2.08	$1.97
Earnings per common unit attributable to common unitholders - diluted	$4.43	$2.07	$1.96
Net income attributable to general partner	$2,076	$968	$856
Net income attributable to limited partners	204,514	95,397	84,369

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$207,558	$96,809	$84,956
Other comprehensive income:
Effective portion of gain (loss) on derivatives net of reclassification to interest expense	712	13,888	(7,060)
Total comprehensive income	208,270	110,697	77,896
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(971)	(508)	(365)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	667
Comprehensive income attributable to common unitholders	$207,299	$110,189	$78,198

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance January 1, 2016	$12,205	$1,204,525	$(14,415)	$1,202,315
Net proceeds from the issuance of Partnership Units	9,349	925,614	—	934,963
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	132	13,034	—	13,166
Conversion of operating partnership units to common shares	—	4,795	—	4,795
Issuance of operating partnership units	95	(95)	—	—
Earned portion of non-vested stock	72	7,144	—	7,216
Stock option expense	1	88	—	89
Deferred compensation outside directors	1	91	—	92
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	4,457	—	4,457
Net income attributable to common unitholders	856	84,369	—	85,225
Amortization of terminated hedge included in AOCI	4	(4)	458	458
Change in fair value of derivatives, net of reclassifications	(75)	75	(7,518)	(7,518)
Distributions	(1,575)	(155,189)	—	(156,764)
Balance December 31, 2016	21,065	2,088,904	(21,475)	2,088,494
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	157	15,477	—	15,634
Exercise of stock options	1	42		43
Purchase of outstanding units	(82)	(8,152)	—	(8,234)
Issuance of non-vested stock	1	(1)	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	71	7,077	—	7,148
Stock option expense	—	15	—	15
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(1,697)	—	(1,697)
Net income attributable to common unitholders	968	95,397	—	96,365
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Change in fair value of derivatives, net of reclassifications	130	(130)	12,971	12,971
Distributions	(1,842)	(181,491)	—	(183,333)
Balance December 31, 2017	20,478	2,015,432	(7,587)	2,028,323
Exercise of stock options	29	2,947		2,976
Issuance of non-vested stock	1	(1)	—	—
Forfeiture of non-vested stock	1	(1)	—	—
Issuance of operating partnership units	35	(35)	—	—
Earned portion of non-vested stock	60	5,975	—	6,035
Stock option expense	—	7	—	7
Carrying value less than redemption value on redeemed noncontrolling interest	(4)	(28)	—	(32)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(1,037)	—	(1,037)
Net income attributable to common unitholders	2,076	204,514	—	206,590
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Change in fair value of derivatives, net of reclassifications	(2)	2	(205)	(205)
Distributions	(1,867)	(183,970)	—	(185,837)
Balance December 31, 2018	$20,816	$2,043,796	$(6,875)	$2,057,737

See notes to consolidated financial statements

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Operating Activities
Net income	$207,558	$96,809	$84,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,530	127,485	117,081
Amortization of debt issuance costs and bond discount	3,621	4,289	9,688
(Gain) loss on sale of storage facilities	(56,398)	3,503	(15,270)
Gain on sale of real estate	(718)	—	(623)
Write-off of acquired property deposits	—	—	1,783
Equity in income of joint ventures	(4,122)	(3,314)	(3,665)
Distributions from unconsolidated joint ventures	8,561	7,055	5,207
Non-vested stock earned	6,035	7,148	7,308
Stock option expense	7	15	89
Deferred income taxes	1,386	(2,578)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(529)	(1,862)	4,814
Prepaid expenses	(415)	(108)	8
Receipts from (advances to) joint ventures	391	(174)	(294)
Accounts payable and other liabilities	(5,528)	10,692	18,494
Deferred revenue	(81)	(326)	(3,788)
Net cash provided by operating activities	262,298	248,634	225,788
Investing Activities
Acquisition of storage facilities, net of cash acquired	(72,603)	(21,880)	(1,750,267)
Improvements, equipment additions, and construction in progress	(67,397)	(83,657)	(72,852)
Net proceeds from the sale of storage facilities and real estate	92,280	18,872	34,697
Investment in unconsolidated joint ventures	(7,718)	(69,911)	(6,438)
Property deposits	(262)	66	(1,209)
Net cash used in investing activities	(55,700)	(156,510)	(1,796,069)
Financing Activities
Net proceeds from sale of partnership units	2,976	15,677	948,129
Purchase of outstanding units	—	(8,234)	—
Proceeds from line of credit	234,000	276,000	1,102,000
Repayment of line of credit	(248,000)	(424,000)	(928,000)
Proceeds from term notes, net of discount	—	447,853	796,682
Repayment of term notes	—	(225,000)	(150,000)
Debt issuance costs	(2,126)	(3,961)	(15,273)
Settlement of forward starting interest rate swaps	—	—	(9,166)
Distributions to unitholders	(185,837)	(183,711)	(156,249)
Distributions to noncontrolling interest holders	(865)	(859)	(742)
Redemption of operating partnership units	(376)	—	—
Mortgage principal payments	(1,764)	(353)	(197)
Net cash (used in) provided by financing activities	(201,992)	(106,588)	1,587,184
Net increase (decrease) in cash and restricted cash	4,606	(14,464)	16,903
Cash and restricted cash at beginning of period	9,459	23,923	7,020
Cash and restricted cash at end of period	$14,065	$9,459	$23,923
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$69,201	$70,924	$39,856
Cash paid for income taxes, net of refunds	$1,317	$1,180	$981

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2018

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

At December 31, 2018, we had an ownership interest in, and/or managed 774 self-storage properties in 28 states under the name Life Storage ®. Among our 774 self-storage properties are 113 properties that we manage for unconsolidated joint ventures (See Note 11), 100 properties that we manage and have no ownership interest, and four properties that we lease. During 2018, approximately 21% and 13% of the Company’s revenue was derived from stores in the states of Texas and Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : All of the Company’s assets are owned by, and all its operations are conducted through the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2018. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (one of the Parent Company’s taxable REIT subsidiaries), Warehouse Anywhere LLC (an entity owned 60% by Life Storage Solutions, LLC), and all other wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 248,966 and 217,481 noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2018 and December 31, 2017, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership Units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at December 31, 2018 and 2017, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the year ending December 31:

(Dollars in thousands)	2018	2017
Beginning balance	$19,373	$18,091
Redemption of units	(344)	—
Issuance of units	3,547	—
Net income attributable to noncontrolling interests in Operating Partnership	968	444
Distributions	(865)	(859)
Adjustment to redemption value	1,037	1,697
Ending balance	$23,716	$19,373

In 2018, the Operating Partnership issued 35,457 Units with a fair value of $3.5 million as part of the consideration paid to acquire a self-storage property. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

In 2018, 3,972 Operating Partnership Units were redeemed for cash.

Cash, Cash Equivalents, and Restricted Cash : The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Restricted cash is included in other assets in the consolidated balance sheets and represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and cash placed in escrow related to amounts received upon disposal of real estate, restricted for use on future acquisitions of real estate.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Cash	$13,560	$9,167	$23,685
Restricted cash	505	292	238
Total cash and restricted cash	$14,065	$9,459	$23,923

Accounts Receivable : Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions. The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.5 million and $0.7 million at December 31, 2018 and 2017, respectively.

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

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	2018	2017	2016
Rental income	$502,474	$485,303	$428,121
Management and acquisition fee income	10,571	9,867	6,095
Revenues related to tenant insurance	23,057	22,597	18,666
Other	14,748	11,983	9,726
Total operating revenues	$550,850	$529,750	$462,608

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2018, 2017, and 2016, advertising costs were $11.3 million, $12.3 million, and $9.5 million, respectively. The Company accrues property taxes based on actual invoices, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income : Other operating income consists primarily of sales of storage-related merchandise (locks and packing supplies), revenues related to tenant insurance, incidental truck rentals, and management and acquisition fees from unconsolidated joint ventures.

Investment in Storage Facilities : Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the relative fair value of each component or based on the fair value of each component if accounted for as a business combination. The fair values of land are determined based upon comparable market sales information. The fair values of buildings are determined based upon estimates of current replacement costs adjusted for depreciation on the properties. For the year ended December 31, 2016, $29.5 million of acquisition related costs were incurred and expensed. There were no acquisition related costs expensed in 2018 or 2017.

Depreciation is computed using the straight-line method over estimated useful lives of forty years for buildings and improvements, and five to twenty years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $102.3 million, $102.7 million and $87.2 million for the years ending December 31, 2018, 2017, and 2016, respectively. Interest and other costs incurred during the construction period of major expansions, and on investments in joint ventures with properties under construction, are capitalized. Capitalized interest during the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.3 million and $0.1 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the carrying value of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for any amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2018, 2017, and 2016, no assets have been determined to be impaired under this policy.

In general, sales of real estate and related profits / losses are recognized when control of the underlying assets has transferred.

Trade Name : The Company’s trade name, which was acquired in 2016, has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2018.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value of the trade name exceeds the calculated fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2018, 2017, or 2016.

Other Assets : Included in other assets are cash balances held in escrow for encumbered properties, property deposits and the value placed on in-place customer leases at the time of acquisition. Property deposits at December 31, 2018 and 2017 were $1.1 million and $0.9 million, respectively. In 2016, a decision was made to not proceed with the acquisition of two properties on which the Company had previously made property deposits totaling $1.8 million. As a result, these property deposits were abandoned and are included in write-off of acquired property deposits on the accompanying consolidated statements of operations. No such expenses were incurred in 2018 or 2017.

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

The Company has elected to treat three of its subsidiaries as taxable REIT subsidiaries. In general, the Company’s taxable REIT subsidiaries may perform additional services for tenants and generally may engage in certain real estate or non-real estate related business. A taxable REIT subsidiary is subject to corporate federal and state income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

The Company recorded federal and state income tax expense of $3.1 million in 2018, federal and state income tax benefit of $1.0 million in 2017, and federal and state income tax expense of $0.4 million in 2016, which are included in general and administrative expenses in the consolidated statements of operations. The 2018 income tax expense includes current tax expense of $1.7 million and deferred tax expense of $1.4 million. At December 31, 2018 and 2017, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2018 and 2017, the Company had no interest or penalties related to uncertain tax provisions. Income taxes payable at December 31, 2018 and 2017 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at December 31, 2018 and 2017 are classified within prepaid expenses, while the net deferred tax assets of our taxable REIT subsidiaries at December 31, 2018 and 2017 are classified within other assets in the consolidated balance sheets. As of December 31, 2018, the Company’s taxable REIT subsidiaries have prepaid taxes of $0.1 million, deferred tax assets of $2.1 million and a deferred tax liability of $1.6 million. As of December 31, 2017, the Company’s taxable REIT subsidiaries have prepaid taxes of $0.1 million, deferred tax assets of $3.6 million and a deferred tax liability of $1.7 million.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Under the TCJA, the corporate income tax rate is reduced from a maximum rate of 35% to a flat 21% rate. The reduced corporate income tax rate, which is effective for taxable years beginning after December 31, 2017, applies to income earned by our taxable REIT subsidiaries.

Derivative Financial Instruments : The Company accounts for derivatives in accordance with ASC Topic 815 “ Derivatives and Hedging”, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using an income approach. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.

Recent Accounting Pronouncements : In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is therefore effective for the Company as of January 1, 2018. The Company elected to adopt the standard using the modified retrospective transition method. Leases are specifically excluded from the scope of ASU 2014-09, therefore, upon analysis, the Company concluded that the adoption of the new standard did not have any impact on the timing or amounts of the Company’s rental revenue from customers which represents over 90% of the Company’s total operating revenues. We have evaluated the other revenue streams material to the Company and have concluded that the adoption of the new standard did not have any material impact on the timing or amounts of the Company’s material revenue streams and no cumulative effect adjustment is required as of the date of initial application. Payment from such revenue streams is due and generally collected upon invoice. Also, as part of the Company’s adoption of ASU 2014-09, the Company has elected to apply the transition guidance only to contracts that were not completed contracts at the date of initial application. Further, related to the Company’s management fee revenue stream which relates to managing self-storage facilities for third-parties and unconsolidated joint ventures, the Company has elected to apply a practical expedient provided in the new standard which allows the Company to recognize revenue in the amount of management fees to which the Company has a right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date. With respect to the Company’s revenues related to tenant insurance, the Company recognizes revenue based upon the amount that the Company has the right to invoice following the practical expedient in ASC 606-10-55-18 as such amount corresponds directly with the value to the third-party insurer of the entity’s performance completed to date.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASC 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustments such as for initial direct costs and prepaid or accrued lease payments. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. ASU 2016-02 is effective for fiscal years and interim periods, within those years, beginning after December 15, 2018 and is therefore effective for the Company as of January 1, 2019. Early adoption is permitted for all entities, though the Company did not adopt ASU 2016-02 early. Management has determined that the application of ASC 842 did not have a significant impact on the Company’s currently existing leases where the Company is a lessor. The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined certain other contracts to identify whether such contracts contain a lease as defined under the new guidance. The Company’s lease population comprises lease for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of the date of adoption of ASU 2016-02. The aggregate right-of-use asset and related lease liability at the initial date of application related to all leases identified by the Company where the Company is a lessee total approximately $16 million. Two of the leases for real estate at which the Company operates self-storage facilities include unilateral options for the Company to extend the terms of these leases. However, those extension periods are not included in the terms of the respective leases under ASC 842 due to the Company’s inability to assert that it is reasonably certain to exercise those options based primarily on the length of time before such options would be exercised. One of the Company’s leases of a self-storage facility also provides the Company with the option to purchase the property under lease for $13.3 million. Future lease payments which are based on changes to the consumer price index and future common area maintenance charges related to corporate office space leases have been excluded from the future minimum noncancelable lease payments for the respective leases due to their variable nature. The Company has made the following accounting policy elections and practical expedient elections provided for in ASC 842:

•

The package of practical expedients in ASC 842-10-65-1(f) which, if elected, stipulates that for all leases existing at the date of application (1) an entity need not reassess whether any expired or existing contracts contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases; and (3) an entity need not reassess initial direct costs for any existing leases.

•

The practical expedient in ASC 842-10-65-1(g) which, if elected, stipulates that an entity may use hindsight at the date of initial application in determining the lease term and in assessing impairment of the entity’s right to use assets.

•

The practical expedient in ASC 842-10-65-1(gg) which, if elected, stipulates that an entity need not assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under ASC 842.

•

The practical expedient in ASC 842-10-15-37 which, if elected, allows a lessee to choose not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

•

The practical expedient in ASC 842-10-15-42A which, if elected, allows a lessor to choose not to separate nonlease components from lease components and, instead, to account for each separate lease component and the nonlease components associated with that lease component as a single lease component if the nonlease components otherwise would be accounted for under ASC 606, “Revenue from Contracts with Customers”, and both (1) the timing and pattern of transfer for the lease component and nonlease component(s) associated with the lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease in accordance with ASC 842-10-25 paragraphs 2 and 3.

•

The option in ASC 842-20-25-2 for a lessee to elect, as an accounting policy, not to apply the recognition requirements in ASC 842 to short-term leases and, instead, to recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Leases are considered short-term when they have a term of less than one year.

•

The Company has elected to define the term “major part,” as referenced in ASC 842-10-25-2 related to the remaining economic life of an asset, as being 75% or more of the remaining economic life of the asset.

•	The Company has elected to define the term “substantially all,” as referenced in ASC 842-10-25-2 related to the fair value of an asset, as being 90% or more of the fair value of the underlying asset.
•

The Company has elected to define the term “at or near the end,” as referenced in ASC 842-10-25-2 related to a lease commencement date, as being a date that falls within the last 25% of the total economic life of the underlying asset.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force)” which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted. Other than modifications to the statement of cash flows and the additional information disclosed earlier in note 2, the adoption of ASU 2016-18 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements. The consolidated statements of cash flows for the years ended December 31, 2017 and 2016 have been modified to conform to the presentation requirements of ASU 2016-18 which entail including restricted cash along with cash in the beginning balance, ending balance and net change in cash and restricted cash on the consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of this update is permitted and the Company adopted this update effective January 1, 2017. The adoption of ASU 2017-01 has potential impact on the accounting treatment of properties acquired subsequent to the date of adoption. Property acquisitions treated as business combinations under previous guidance may no longer be treated as business combinations subsequent to the adoption of ASU 2017-01. To the extent that properties that we acquire do not meet the definition of a “business” under ASU 2017-01, future acquisitions of properties may be accounted for as asset acquisitions resulting in the capitalization of acquisition costs incurred in connection with these transactions and the allocation of the purchase price and related acquisition costs to the assets acquired based on their relative fair values. There were no properties acquired in 2017 that would have been accounted for as business combinations prior to the adoption of ASU 2017-01 and the eight properties acquired during 2018 would likely have been accounted for as business combinations prior to the adoption of ASU 2017-01.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 could potentially impact the accounting treatment of future real estate sales of the Company if such sales are to parties who are also customers of the Company, though the implementation did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which provides guidance to assist entities in accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) incurred by entities that are a customer in a hosting arrangement that is a service contract. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting ASU 2018-15 on its consolidated financial statements.

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

The Company recorded compensation expense (included in general and administrative expense) of $7,000, $15,000, and $89,000, respectively, related to stock options and $6.0 million, $7.1 million, and $7.2 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2018, 2017, and 2016. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no options granted during the years ended December 31, 2018, 2017 and 2016.

In September 2018, the Company announced that current Chief Executive Officer, David Rogers, would be retiring effective March 1, 2019. In conjunction with this announcement, the vesting periods of certain restricted stock awards and performance-based awards previously granted to Mr. Rogers were accelerated to reflect his March 1, 2019 retirement date. As a result of this change, an additional $0.9 million of compensation expense was recorded in 2018 and $0.4 million of additional compensation expense is expected to be recorded during the three months ended March 31, 2019.

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

During 2018, 2017, and 2016, the Company issued performance based non-vested stock awards to certain executives. The fair values for the performance based awards in 2018, 2017 and 2016 were estimated at the time the awards were granted using a Monte Carlo pricing model applying the following weighted-average assumptions:

	2018	2017	2016
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	2.62%	1.79%	1.53%
Expected volatility	21.36%	19.92%	19.37%
Fair value	$93.26	$82.06	$80.24

The Monte Carlo pricing model was not used to value any other 2018, 2017, and 2016 non-vested shares granted as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price on the date of grant.

Use of Estimates : The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications : Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of Gain (loss) on sale of storage facilities and Gain on sale of real estate on the consolidated statements of operations for the years ended December 31, 2017 and 2016. The Company has included Gain (loss) on sale of storage facilities and Gain on sale of real estate as a component of Income from operations to present gains and losses on sales of properties in accordance with ASC 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a)(1) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gains and losses on sales of properties outside of continuing operations in the income statement.

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

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2016
Numerator:
Net income attributable to common shareholders	$206,590	$96,365	$85,225
Denominator:
Denominator for basic earnings per share - weighted average shares	46,501	46,373	43,184
Effect of Dilutive Securities:
Stock options and non-vested stock	96	117	223
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	46,597	46,490	43,407
Basic Earnings per common share attributable to common shareholders	$4.44	$2.08	$1.97
Diluted Earnings per common share attributable to common shareholders	$4.43	$2.07	$1.96

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

	Year Ended December 31,
(Amounts in thousands, except per unit data)	2018	2017	2016
Numerator:
Net income attributable to common unitholders	$206,590	$96,365	$85,225
Denominator:
Denominator for basic earnings per unit - weighted average units	46,501	46,373	43,184
Effect of Dilutive Securities:
Stock options and non-vested stock	96	117	223
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	46,597	46,490	43,407
Basic Earnings per common unit attributable to common unitholders	$4.44	$2.08	$1.97
Diluted Earnings per common unit attributable to common unitholders	$4.43	$2.07	$1.96

Not included in the effect of dilutive securities above are 5,500 stock options and 101,714 unvested restricted shares for the year ended December 31, 2018; 13,750 stock options and 133,512 unvested restricted shares for the year ended December 31, 2017; and 107,283 unvested restricted shares for the year ended December 31, 2016. The effects of including these securities would have been anti-dilutive.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes activity in storage facilities during the years ended December 31, 2018 and December 31, 2017.

(Dollars in thousands)	2018	2017
Cost:
Beginning balance	$4,321,410	$4,243,308
Acquisition of storage facilities	76,582	22,638
Improvements and equipment additions	54,482	84,332
Net increase (decrease) in construction in progress	12,809	(141)
Dispositions	(66,344)	(28,727)
Ending balance	$4,398,939	$4,321,410
Accumulated Depreciation:
Beginning balance	$624,314	$535,704
Additions during the year	102,361	102,674
Dispositions	(21,994)	(14,064)
Ending balance	$704,681	$624,314

The Company acquired eight self-storage facilities during 2018 and two self-storage facilities during 2017. The acquisitions of these facilities were accounted for as asset acquisitions (See Note 2 for further discussion of the Company’s adoption of the accounting guidance under ASU 2017-01 as of January 1, 2017). The cost of these facilities, including closing costs, was assigned to land, buildings, equipment, improvements and in-place customer leases based upon their relative fair values.

The purchase price of the eight facilities acquired in 2018 and the two facilities acquired in 2017 has been assigned as follows:

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2018
NH	1	9/4/2018	$5,641	$5,609	$—	$—	$32	$1,257	$4,276	$108	$—
CA	1	9/18/2018	13,846	13,800	—	—	46	2,089	11,551	206	—
NY	1	10/2/2018	8,124	8,118	—	—	6	3,357	4,536	231	—
GA	1	11/1/2018	14,234	14,241	—	—	(7)	1,666	12,479	89	—
CA	1	12/7/2018	9,547	9,524	—	—	23	1,331	8,131	85	—
FL	1	12/11/2018	9,781	9,751	—	—	30	2,014	7,534	233	—
NY	1	12/20/2018	7,264	2,267	3,547	1,392	58	3,970	3,138	156	—
MO	1	12/27/2018	9,301	9,291	—	—	10	1,633	7,620	48	—
Total acquired 2018	8		$77,738	$72,601	$3,547	$1,392	$198	$17,317	$59,265	$1,156	$—

(dollars in thousands)				Consideration paid		Acquisition Date Fair Value
State	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	Closing Costs Expensed
2017
IL	1	2/23/2017	$10,089	$10,076	$13	$771	$9,318	$—
NC	1	12/14/2017	12,549	12,550	(1)	1,110	11,439	—
Total acquired 2017	2		$22,638	$22,626	$12	$1,881	$20,757	$—

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

Non-cash investing activities during 2018 include the issuance of $3.5 million in Operating Partnership Units valued based on the market price of the Company’s common stock at the date of acquisition, the assumption of a mortgage with an acquisition-date fair value of $1.4 million, and the assumption of net other liabilities totaling $198,000. Non-cash investing activities during 2017 include the assumption of net other liabilities totaling $12,000. Non-cash investing activities during 2016 include the issuance of $9.5 million in Operating Partnership Units valued based on the market price of the Company’s common stock at the date of acquisition, the assumption of three mortgages with acquisition-date fair values of $11.3 million, and the assumption of net other liabilities of $7.2 million.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

In-place customer leases are included in other assets on the Company’s consolidated balance sheets at December 31 as follows:

(dollars in thousands)	2018	2017
In-place customer leases	$75,715	$75,241
Accumulated amortization	(74,744)	(75,241)
Net carrying value at the end of period	$971	$—

Amortization expense related to in-place customer leases was $0.2 million, $24.8 million, and $29.9 million, for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense is expected to be $1.0 million in 2019 based on in-place customer leases at December 31, 2018.

Property Dispositions

During 2018 the Company sold 13 non-strategic properties and received net cash proceeds of $91.3 million. Twelve of these properties were sold to Life Storage-HIERS Storage LLC, an unconsolidated joint venture in which the Company maintains a 20% ownership interest, resulting in a gain on sale of approximately $55.5 million in 2018. Along with the cash proceeds from this sale, the Company received a $9.1 million equity investment in the joint venture representing the Company’s 20% ownership interest. This represented a non-cash investing activity. During 2017 the Company sold two non-strategic properties and received net cash proceeds of $16.9 million. The Company has subsequently leased one of the properties sold during 2017 and will continue to operate the property through November 2019. Due to the Company’s continuing involvement in this property, the related gain on the sale of this property has been deferred and will be recognized by the Company upon termination of this lease. During 2016 the Company sold eight non-strategic properties and received net cash proceeds of $34.1 million.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2018 and 2017, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in increases in depreciation expense of approximately $3.1 million and $3.7 million in 2018 and 2017, respectively. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of December 31, 2018 will not have a significant impact on depreciation expense in 2019.

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ® in 2016 required replacement of signage at all existing storage facilities. As a result of this replacement of signage, the Company reassessed the estimated useful lives of the then existing signage in 2016. This useful life reassessment resulted in increases in depreciation expense of approximately $0.5 million in 2017 and $8.2 million in 2016 as depreciation was accelerated over the new remaining useful lives. There was no related impact on depreciation expense in 2018 as the replacement of this signage was completed as of December 31, 2017.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.07, $0.09, and $0.19 per share/unit in 2018, 2017, and 2016, respectively.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

( Dollars in thousands )	Dec. 31, 2018	Dec. 31, 2017
Revolving line of credit borrowings	$91,000	$105,000

Term note due June 4, 2020	100,000	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Total term note principal balance outstanding	$1,625,000	$1,625,000
Less: unamortized debt issuance costs	(9,778)	(10,962)
Less: unamortized senior term note discount	(4,402)	(4,949)
Term notes payable	$1,610,820	$1,609,089

Until October 30, 2018, the Company had maintained an unsecured credit agreement which included a $500 million revolving credit facility with a maturity date of December 10, 2019 and a term note in the principal amount of $100 million with a maturity date of June 4, 2020. The term note was initially in the amount of $325 million. In 2017, the Company repaid $225 million under this term note. Such credit agreement provided for interest on the revolving credit facility at a variable rate equal to LIBOR plus a margin based on the Company’s credit rating, interest on the term note at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating, and required an annual 0.15% facility fee on the revolving credit facility. The interest rate on the Company’s line of credit at December 31, 2017 was approximately 2.63% and the interest rate on the term note at December 31, 2017 was 2.53%.

On October 30, 2018, the Company entered into an amended and restated credit facility which replaced the credit facility discussed above. Under the amended credit facility, the Company’s revolving credit facility remains at $500 million and the maturity date of such facility is extended to March 10, 2023. The new revolving credit facility bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2018 the margin is 0.95%) and requires an annual facility fee which varies based on the Company’s credit rating (at December 31, 2018 the facility fee is 0.15%). At December 31, 2018, there was $408.2 million available on the unsecured line of credit. Also, under the amended credit facility, the $100 million term note previously existing was replaced with a new $100 million term note, with the maturity date remaining June 4, 2020. The new $100 million term note bears interest at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at December 31, 2018 the margin is 1.00%). The interest rate on the Company’s line of credit at December 31, 2018 was approximately 3.47% and the interest rate on the term note at December 31, 2018 was approximately 3.52%. The Company has the option under the new credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

On December 7, 2017, the Operating Partnership issued $450 million in aggregate principal amount of 3.875% unsecured senior notes due December 15, 2027 (the “2027 Senior Notes”). The 2027 Senior Notes were issued at a 0.477% discount to par value. Interest on the 2027 Senior Notes is payable semi-annually in arrears on June 15 and December 15. The 2027 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $2.1 million and underwriting discount and other offering expenses totaling $4.0 million, totaled $443.9 million.

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

The indenture under which the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At December 31, 2018, the Company was in compliance with such covenants.

On May 17, 2016, the Company entered into two senior unsecured acquisition bridge facilities (the “Bridge Facilities”) totaling $1,675 million with the Company’s third-party advisors to the acquisition of LifeStorage, LP. In consideration for the bridge financing commitments, the Company paid fees totaling $7.3 million which are included as interest expense – bridge financing commitment fee in the 2016 consolidated statement of operations. The Bridge Facilities commitments were not drawn upon and were terminated on June 29, 2016.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2018, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2018 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2018 and December 31, 2017. Amortization expense related to these deferred debt issuance costs, which exclude costs related to the Bridge Facilities, was $2.2 million, $3.0 million and $1.7 million for the periods ended December 31, 2018, 2017 and 2016, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2018 and 2017 consist of the following:

(dollars in thousands)	December 31, 2018	December 31, 2017
4.98% mortgage note due January 1, 2021 secured by one self- storage facility with an aggregate net book value of $9.5 million, principal and interest paid monthly (effective interest rate 5.22%)	$2,863	$2,916
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.4 million, principal and interest paid monthly (effective interest rate 4.30%)	4,028	4,119
5.26% mortgage note due November 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.9 million, principal and interest paid monthly (effective interest rate 5.57%)	3,871	3,939
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.5 million, principal and interest paid monthly (effective interest rate 6.25%)	1,540	1,700
Total mortgages payable	$12,302	$12,674

During 2018, the Company repaid a $1.4 million mortgage that was assumed on a self-storage facility that was acquired in 2018.

The table below summarizes the Company’s debt obligations at December 31, 2018. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 0.95% (3.47% at December 31, 2018)	—	—	—	—	91,000	—	$91,000	$91,000
Notes Payable:
Term note—variable rate LIBOR + 1.00% (3.52% at December 31, 2018)	—	$100,000	—	—	—	—	$100,000	$100,000
Term note—fixed rate 5.54%	—	—	$100,000	—	—	—	$100,000	$104,284
Term note—fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$177,321
Term note—fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$566,240
Term note—fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$423,324
Term note—fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$180,882
Mortgage note—fixed rate 4.98%	$56	$59	$2,748	—	—	—	$2,863	$2,912
Mortgage note—fixed rate 4.065%	$96	$99	$104	$108	$3,621	—	$4,028	$4,017
Mortgage note—fixed rate 5.26%	$71	$74	$78	$83	$3,565	—	$3,871	$4,060
Mortgage note—fixed rate 5.99%	$170	$181	$192	$203	$216	$578	$1,540	$1,639
Total	$393	$100,413	$103,122	$394	$98,402	$1,425,578	$1,728,302

7. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps have been used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps required the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts were not exchanged. Forward starting interest rate swaps have also been used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

Interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was de minimis in 2018, 2017, and 2016.

In 2017, the Company terminated hedges and settled the interest rate swap agreements on $225 million of the Company’s variable rate debt in connection with repayment of the related variable rate term notes. The Company settled these interest rate swap agreements for a total of $9.6 million which is included in interest expense in the 2017 consolidated statement of operations. As a result of the termination, no gains or losses related to the terminated interest rate swaps are included in AOCL at December 31, 2018 or December 31, 2017.

In the third quarter of 2018, the Company’s last remaining interest rate swaps on $100 million of the Company’s variable rate debt expired and were settled by the Company. As a result, no gains or losses related to the expired interest rate swaps are included in AOCL at December 31, 2018.

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the ten-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. Consistent with the Company’s accounting policy, the cash outflow related to the settlement of the forward starting swap agreements is reflected as a financing activity in the 2016 consolidated statement of cash flows.

There are no interest rate swaps held by the Company at December 31, 2018. During 2018, 2017, and 2016, the net reclassification from AOCL to interest expense was ($0.2 million), $12.3 million, and $4.6 million, respectively, based on payments received and made under the swap agreements. Payments made or received under the interest rate swap agreements have been reclassified to interest expense as settlements occurred.

The changes in AOCL for the years ended December 31, 2018, 2017, and 2016 are summarized as follows:

(dollars in thousands)	2018	2017	2016
Accumulated other comprehensive loss beginning of period	$(7,587)	$(21,475)	$(14,415)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	593	13,185	5,044
Unrealized gain (loss) from changes in the fair value of the effective portion of the interest rate swaps	119	703	(12,104)
Gain (loss) included in other comprehensive loss	712	13,888	(7,060)
Accumulated other comprehensive loss end of period	$(6,875)	$(7,587)	$(21,475)

8. FAIR VALUE MEASUREMENTS

The Company applies the provisions of ASC Topic 820 “Fair Value Measurements and Disclosures ” in determining the fair value of its financial and nonfinancial assets and liabilities. ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Refer to Note 6 for presentation of the fair values of debt obligations which are disclosed at fair value on a recurring basis.

At December 31, 2018, there were no assets or liabilities carried at fair value measured on a recurring basis. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 (dollars in thousands):

	Asset (Liability)	Level 1	Level 2	Level 3
December 31, 2017
Interest rate swaps	$205	—	$205	—

Interest rate swaps are over the counter securities with no quoted readily available Level 1 inputs, and therefore are measured at fair value using inputs that are directly observable in active markets and are classified within Level 2 of the valuation hierarchy, using the income approach.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) which replaced the expired 2005 Award and Option Plan for the purpose of attracting and retaining the Company’s executive officers and other key employees, such plans being the “Plans”. There were 561,000 shares authorized for issuance under the 2015 Plan. Options granted under the Plans vest ratably over four and eight years, and must be exercised within ten years from the date of grant. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2018, options for 4,500 shares were outstanding under the Plans and options for 290,659 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) which replaced the 1995 Outside Directors’ Stock Option Plan for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to 2016, the Non-employee Plan provided for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vest over a one-year period for initial awards and immediately upon subsequent grants. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2018, 4,183 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The total shares reserved under the Non-employee Plan is 150,000. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2018, options for 18,500 common shares and 4,183 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2018 options for 63,688 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2018		2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	94,606	$52.24	95,706	$52.08	95,706	$52.08
Granted	—	—	—	—	—	—
Exercised	(71,606)	43.68	(1,100)	39.00	—	—
Adjusted / (forfeited)	—	—	—	—	—	—
Outstanding at end of year	23,000	$78.87	94,606	$52.24	95,706	$52.08
Exercisable at end of year	23,000	$78.87	93,106	$51.85	92,706	$51.31

A summary of the Company’s stock options outstanding at December 31, 2018 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$49.42 – 69.99	5,500	$56.87	5,500	$56.87
$70.00 – 91.58	17,500	$85.78	17,500	$85.78
Total	23,000	$78.87	23,000	$78.87
Intrinsic value of outstanding stock options at December 31, 2018				$324,840
Intrinsic value of exercisable stock options at December 31, 2018				$324,840

The intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $3.5 million and $0.1 million, respectively. There were no options exercised during the year ended December 31, 2016.

Proceeds from stock options exercised during the years ended December 31, 2018 and 2017 totaled $3.1 million and $0.1 million, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2018, or the price on the date of exercise for those exercised during the year. The weighted average remaining contractual life of all outstanding options, which are all exercisable, is 5.5 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one to nine year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2018, the fair market value of the non-vested stock on the date of grant ranged from $81.86 to $99.71. During 2018, 31,879 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $3.0 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2018		2017		2016
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	170,809	$71.75	258,163	$58.89	305,520	$59.09
Granted	31,879	95.32	51,276	85.17	23,405	89.30
Vested	(67,753)	69.27	(96,615)	58.95	(70,762)	69.82
Forfeited	(38,266)	49.00	(42,015)	38.53	—	—
Unvested at end of year	96,669	$90.28	170,809	$71.75	258,163	$58.89

Compensation expense of $6.0 million, $7.1 million, and $7.2 million was recognized for the vested portion of non-vested stock grants in 2018, 2017, and 2016, respectively. The fair value of non-vested stock that vested during 2018, 2017, and 2016 was $4.7 million, $5.7 million, and $4.9 million, respectively. The total unrecognized compensation cost related to non-vested stock was $7.2 million at December 31, 2018, and the remaining weighted-average period over which this expense will be recognized was 3.9 years.

Performance-based awards

During 2018, 2017 and 2016, the Company granted performance-based awards that entitle the recipients to earn up to 34,760, 48,762 and 37,082 shares, respectively, if certain performance criteria are achieved over a three-year period. The actual number of shares to be issued will be determined at the end of a three year period. No performance-based shares were issued in 2018, 2017, or 2016. The performance-based awards granted are based upon the Company’s performance over a three-year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based awards are recognized as compensation expense based on the fair value on the date of grant, the number of shares ultimately expected to vest and the vesting period. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2018, compensation expense of $2.1 million (included in the $6.0 million discussed above) was recognized for performance awards granted in 2018 and prior. The total unrecognized compensation cost related to non-vested performance awards was $2.6 million at December 31, 2018 and the weighted-average period over which this expense will be recognized is 2.4 years.

Deferred compensation plan for directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ Account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 22,520 units outstanding at December 31, 2018. Fees that were earned and credited to Directors’ accounts are recorded as compensation expense and totaled $0.1 million in 2016. No fees were elected to be deferred by any non-employee Directors in 2018 or 2017.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $769,000, $703,000, and $505,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

11. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties	Company common ownership interest	Carrying value of investment at Dec. 31, 2018	Carrying value of investment at Dec. 31, 2017
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$85.8 million	$85.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.4 million	$13.3 million
191 III Holdings LLC (“191 III”)[3]	6	20%	$9.3 million	$9.4 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.5 million	$3.6 million
Life Storage-HIERS Storage LLC (“HIERS”)[5]	12	20%	$9.3 million	N/A
Iskalo Office Holdings, LLC (“Iskalo”)[6]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[7]	1	85%	$4.4 million	$4.1 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[8]	1	5%	$2.8 million	$2.7 million
SNL Orix Merrick, LLC (“Merrick”)[9]	1	5%	$2.5 million	$2.5 million
Review Avenue Partners, LLC (“RAP”)[10]	1	40%	$11.0 million	$11.5 million
N 32nd Street Self Storage, LLC (“N32”)[11]	1	46%	$1.2 million	$1.3 million
NYX Don Mills Storage LP ("Don Mills")[12]	1	17%	$1.0 million	N/A
NYX Sheridan Storage LP ("Sheridan")[13]	1	38.3%	$0.7 million	N/A
NYX Appleby Storage LP ("Appleby")[14]	1	37.5%	$1.0 million	N/A

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). During 2017, Sovran HHF acquired 18 self-storage facilities for a total of $330 million in Arizona, Nevada, and Tennessee. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During 2018, the Company contributed $3.0 million as its share of capital to the joint venture and received $5.7 million of distributions from Sovran HHF. As of December 31, 2018, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). During 2018, the Company contributed $0.4 million as its share of capital to the joint venture and received $2.0 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. During 2017, 191 III acquired these six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During 2018, the Company contributed $0.2 million as its share of capital to the joint venture and received $0.5 million of distributions from 191 III.

[4]

SERS owns three self-storage facilities in Georgia. During 2017, SERS acquired these three self-storage facilities for a total of $39.1 million. In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired. During 2018, the Company received $0.2 million of distributions from SERS.

[5]

In December 2018, the Company executed a joint venture agreement, Life Storage-HIERS Storage LLC (“HIERS”), with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. HIERS owns self-storage facilities in Arizona (2), Florida (1), North Carolina (1), Texas (7), and Virginia (1). HIERS acquired these self-storage facilities from the Company in 2018 for a total of $91.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $45.4 million of mortgage debt which is secured by the self-storage facilities acquired. In connection with these transactions, the Company contributed $9.3 million to the joint venture in 2018, which includes a $9.1 million equity investment received as a result of the sale of the 12 self-storage facilities to HIERS in 2018.

[6]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $1.2 million during each of the years ended December 31, 2018, 2017, and 2016. During the year ended December 31, 2018, the Company received $0.3 million of distributions from Iskalo.

[7]	Urban Box owns a self-storage facility in Florida. During 2018, the Company contributed $0.5 million as its share of capital to the joint venture.
[8]

McDonald owns a self-storage facility in New York. McDonald has entered into a non-recourse mortgage loan with $10.7 million of principal outstanding at December 31, 2018. During 2018, the Company contributed $0.1 million as its share of capital to the joint venture.

[9]

Merrick owns a self-storage facility in New York. Merrick has entered into a non-recourse mortgage loan with $11.9 million of principal outstanding at December 31, 2018. During 2018, the Company contributed $0.1 million as its share of capital to the joint venture.

[10]

RAP owns a self-storage facility in New York and has entered into a non-recourse mortgage loan with $29.5 million of principal outstanding at December 31, 2018. During 2018, the Company contributed $0.4 million as its share of capital to the joint venture. In January 2019, the Company acquired the remaining 60% ownership interest in RAP for $46.4 million which included the payoff of the non-recourse mortgage loan and the payment of $0.7 million of transfer taxes.

[11]	N32 owns a self-storage property in Arizona and has entered into a non-recourse mortgage loan with $6.1 million of principal outstanding at December 31, 2018.
[12]

Don Mills is developing a self-storage facility in Ontario, Canada which is expected to be completed in 2020. The Company entered into the Don Mills joint venture during 2018 and contributed $1.0 million of common capital to Don Mills during 2018 as the Company’s share of the initial capital investment in the joint venture.

[13]

Sheridan is developing a self-storage facility in Ontario, Canada which is expected to be completed by 2021. The Company entered into the Sheridan joint venture during 2018 and contributed $0.7 million of common capital to Sheridan during 2018 as the Company’s share of the initial capital investment in the joint venture.

[14]

Appleby is developing a self-storage facility in Ontario, Canada which is expected to be completed by 2021. The Company entered into the Appleby joint venture during 2018 and contributed $1.0 million of common capital to Appleby during 2018 as the Company’s share of the initial capital investment in the joint venture.

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

The Company earns management and/or call center fees ranging from 6% to 7% of joint venture gross revenues as manager of HHF, HHF II, 191 III, SERS, HIERS, Urban Box, McDonald, Merrick, RAP and N32. These fees, which are included in other operating income in the consolidated statements of operations, totaled $7.8 million, $6.6 million and $4.9 million in 2018, 2017 and 2016 respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Sovran HHF	$3,285	$2,517	$2,033
Sovran HHF II	1,686	1,530	1,403
191 III	89	13	—
SERS	16	(12)	—
HIERS	23	—	—
RAP	(860)	(967)	—
Merrick	(43)	—	—
McDonald	(24)	—	—
Urban Box	(195)	—	15
N32	(81)	—	—
Iskalo	226	233	214
	$4,122	$3,314	$3,665

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2018 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,193,499
Investment in office building, net	4,621
Other assets	19,381
Total Assets	$1,217,501
Due to the Company	$1,006
Mortgages payable	525,299
Other liabilities	8,218
Total Liabilities	$534,523
Unaffiliated partners’ equity	537,514
Company equity	145,464
Total Partners’ Equity	682,978
Total Liabilities and Partners’ Equity	$1,217,501
Income Statement Data:
Total revenues	$113,667
Property operating expenses	(33,794)
Administrative, management and call center fees	(9,038)
Depreciation and amortization of customer list	(25,674)
Amortization of financing fees	(1,103)
Income tax expense	(302)
Interest expense	(18,930)
Net income	$24,826

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with unconsolidated joint ventures for the three years ended December 31, 2018 are as follows:

	Year ended December 31,
(dollars in thousands)	2018	2017	2016
Operating activities
Other operating income (management fees and acquisition fee income)	$7,848	$8,090	$4,891
General and administrative expenses (corporate office rent)	1,188	1,192	1,214
Equity in income of joint ventures	4,122	3,314	3,665
Distributions from unconsolidated joint ventures	8,561	7,055	5,207
Receipts from (advances to) joint ventures, net	391	(174)	(294)
Investing activities
Investment in unconsolidated joint ventures	(7,718)	(69,911)	(6,438)

12. SHAREHOLDERS’ EQUITY

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

Until May 2017, the Company had maintained a continuous equity offering program with Wells Fargo Securities, LLC, Jefferies LLC (“Jeffries”), SunTrust Robinson Humphrey, Inc., Piper Jaffray & Co. (“Piper”), HSBC Securities (USA) Inc. (“HSBC”), and BB&T Capital Markets, a division of BB&T Securities, LLC, pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. This equity program expired in May 2017.

On June 14, 2018, the Company entered into a continuous equity offering program with Wells Fargo Securities, LLC, Jefferies LLC, SunTrust Robinson Humphrey, Inc., HSBC Securities (USA) Inc., BB&T Capital Markets, a division of BB&T Securities, LLC and BTIG, LLC, pursuant to which the Company may sell up to $300 million in aggregate offering price of shares of the Company’s common stock. Actual sales under the 2018 Equity Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program.

During 2018, 2017, and 2016, the Company did not issue any shares of common stock under these equity programs.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. During 2017, the Company repurchased 112,554 of the Company’s outstanding common shares for $8.2 million under the Buyback Program, resulting in a weighted average purchase price of $73.16 per share. The Company did not repurchase any outstanding common shares under the Buyback Program in 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 199,809 and 133,666 shares under the plan in 2017 and 2016, respectively. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage, Inc. operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$133,094	$138,008	$141,483	$138,265
Net income	34,049	39,457	41,311	92,740
Net income attributable to common shareholders	33,889	39,274	41,120	92,307
Net income per share attributable to common shareholders
Basic	$0.73	$0.84	$0.88	$1.98
Diluted	$0.73	$0.84	$0.88	$1.98

	2017 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$128,320	$132,784	$135,568	$133,078
Net income	20,525	19,432	35,667	21,185
Net income attributable to common shareholders	20,429	19,355	35,496	21,085
Net income per share attributable to common shareholders
Basic	$0.44	$0.42	$0.76	$0.45
Diluted	$0.44	$0.42	$0.76	$0.45

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except per unit data):

	2018 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$133,094	$138,008	$141,483	$138,265
Net income	34,049	39,457	41,311	92,740
Net income attributable to common unitholders	33,889	39,274	41,120	92,307
Net income per unit attributable to common unitholders
Basic	$0.73	$0.84	$0.88	$1.98
Diluted	$0.73	$0.84	$0.88	$1.98

	2017 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$128,320	$132,784	$135,568	$133,078
Net income	20,525	19,432	35,667	21,185
Net income attributable to common unitholders	20,429	19,355	35,496	21,085
Net income per unit attributable to common unitholders
Basic	$0.44	$0.42	$0.76	$0.45
Diluted	$0.44	$0.42	$0.76	$0.45

See note 4 for a discussion of the depreciation resulting from the change in estimated useful lives of buildings identified for replacement at certain of the Company’s self-storage facilities. See note 5 for financing transactions entered into in 2018 and 2017.

14. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

Future minimum lease payments on land and building leases related to self-storage facilities and the lease of the Company’s headquarters are as follows (dollars in thousands):

Year ending December 31:
2019	$2,887
2020	2,524
2021	2,393
2022	2,393
2023	1,687
Thereafter	10,344
Total	$22,228

At December 31, 2018, the Company was under contract to acquire a self-storage facility for a purchase price of $9.3 million. The purchase of this facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

At December 31, 2018, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $29.7 million under these contracts in 2019.

On or about August 25, 2014, a putative class action was filed against the Company in the Superior Court of New Jersey Law Division Burlington County. The action sought to obtain declaratory, injunctive and monetary relief for a class of consumers based upon alleged violations by the Company of various statutory laws. On October 17, 2014, the action was removed from the Superior Court of New Jersey Law Division Burlington County to the United States District Court for the District of New Jersey. The parties subsequently reached a settlement of all claims for an aggregate amount of $8.0 million, and the settlement was approved by the court on June 12, 2018. The Company is in the process of making payments under the settlement to the members of the class and has made most of the required payments as of December 31, 2018. The aggregate remaining settlement amount of $0.2 million has been recorded as a liability in the Company’s consolidated balance sheet.

15. SUBSEQUENT EVENTS

On January 3, 2019, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on January 28, 2019 to shareholders of record on January 15, 2019. The total dividend paid amounted to $46.6 million.

On January 16, 2018, the Company acquired the remaining 60% ownership interest in Review Avenue Partners, LLC for $46.4 million.

Subsequent to December 31, 2018, the Company entered into contracts to acquire a total of sixteen self-storage facilities for an aggregate purchase price of $177.7 million. The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2018. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2018.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “Parent Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The Parent Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Parent Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Parent Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Parent Company are being made only in accordance with authorizations of management and directors of the Parent Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Parent Company’s assets that could have a material effect on the financial statements.

The Parent Company’s management performed an assessment of the effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Parent Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage, Inc. (the Parent Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Parent Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

February 26, 2019

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2018. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2018.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management performed an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ David L. Rogers	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on Internal Control over Financial Reporting

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage LP (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Buffalo, New York

February 26, 2019

Item 9B.	Other Information

Additional Federal Tax Considerations

The foregoing supplements, and should be read together with, the general discussion of the tax considerations relating to our qualification as a REIT and the ownership and disposition of our common shares described under the title “Federal Income Tax Considerations” in our prospectus dated June 14, 2018. To the extent any information set forth under the title “Federal Income Tax Considerations” in such prospectus is inconsistent with this supplemental information, this supplemental information will apply and supersede the information in the prospectus. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first three paragraphs under the title “Federal Income Tax Considerations” in such prospectus.

Under the applicable Treasury Regulations and administrative guidance, withholding under Foreign Account Tax Compliance Act (“FATCA”) generally applies to payments of dividends on our capital stock. While withholding under FATCA would have applied also to payments of gross proceeds from the sale or other disposition of such stock on or after January 1, 2019, recently proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. Because we may not know the extent to which a distribution is a dividend for U.S. federal income tax purposes at the time it is made, for purposes of these withholding rules we may treat the entire distribution as a dividend. Prospective investors should consult their tax advisors regarding the potential application of withholding under FATCA to their investment in our capital stock.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Parent Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (“2019 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Life Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2018 and 2017;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2018, 2017 and 2016;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2018, 2017 and 2016;
(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2018, 2017 and 2016 and
(vi)	Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2018 and 2017;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2018, 2017 and 2016;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2018, 2017 and 2016;
(iv)	Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2018, 2017 and 2016;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2018, 2017 and 2016; and
(vi)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2018 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2018.

All other Consolidated financial schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or the notes thereto.

3.Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

3.1

Amended and Restated Articles of Incorporation of the Parent Company (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

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

3.13

Amendment to Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed August 2, 2018).

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

10.6+

Letter Agreement between the Parent Company and Kenneth F. Myszka (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 19, 2018).

10.7+

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

10.9+

Amendment to Employment Agreement between the Parent Company, the Operating Partnership and David L. Rogers (incorporated by reference to Exhibit 10.11 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

10.10+

Amendment to Employment Agreement and Separation Agreement by and among the Parent Company, the Operating Partnership, and David L. Rogers, dated September 12, 2018 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed September 12, 2018).

10.11+	Deferred Compensation Plan for Directors (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 8, 2015).

10.12	Amended Indemnification Agreements with members of the Board of Directors (incorporated by reference to Exhibit 10.35 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006).
10.13	Amended Indemnification Agreements with Executive Officers (incorporated by reference to Exhibit 10.36 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006).

10.14

Seventh Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 30, 2018 among the Parent Company, the Operating Partnership, Wells Fargo Bank, National Association, Manufacturers and Traders Trust Company and certain other lending institutions a party thereto or which may become a party thereto (collectively, the “Lenders”), Manufacturers and Traders Trust Company, as administrative agent for itself and the other Lenders, Wells Fargo Bank, National Association and Citibank, N.A., as syndication agents, and U.S. Bank National Association, HSBC Bank USA, National Association, PNC Bank, National Association and SunTrust Bank as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 1, 2018).

10.15

Note Purchase Agreement dated as of August 5, 2011 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed August 8, 2011).

10.16

Note Purchase Agreement dated as of April 8, 2014 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $175 million, 4.533% Senior Guaranteed Notes, Series E due April 8, 2024 (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed April 9, 2014).

10.17

Amendment No. 2 to Note Purchase Agreement (2011) dated June 29, 2016 by and among the Parent Company, and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.18

Amendment No. 2 to Note Purchase Agreement (2014) dated June 29, 2016 by and among the Parent Company and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.19	Amendments to Note Purchase Agreement (2011) (incorporated by reference to exhibit 10.24 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.20	Amendments to Note Purchase Agreement (2014) (incorporated by reference to Exhibit 10.25 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.21

Note Purchase Agreement dated as of July 21, 2016 among the Parent Company and the Operating Partnership and the institutions named in Schedule A thereto as purchasers (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 26, 2016).

10.22	Amendment to Note Purchase Agreement (2016) (incorporated by reference to Exhibit 10.27 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.23+	2009 Outside Directors Stock Option and Award Plan, as amended (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed April 6, 2016).

10.24+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Quarterly Report on Form 10-Q filed November 1, 2018).

10.25+

Annual Incentive Compensation Plan for Executive Officers, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed May 3, 2018).

10.26+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Andrew J. Gregoire dated November 1, 2017 (incorporated by reference to Exhibit 10.5 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.27+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Edward F. Killeen dated November 1, 2017 (incorporated by reference to Exhibit 10.6 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.28+

Employment Agreement between the Parent Company, the Operating Partnership and Joseph Saffire dated November 1, 2017 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.29+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.30

Indemnification Agreement dated July 16, 2012 between the Parent Company, the Operating Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed July 17, 2012).

10.31

Indemnification Agreement dated January 30, 2015 between the Parent Company, the Operating Partnership and Arthur L. Havener, Jr., a director of the Parent Company (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed February 3, 2015).

10.32

Indemnification Agreement dated January 30, 2015 between the Parent Company, the Operating Partnership and Mark G. Barberio, a director of the Parent Company (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed February 3, 2015).

10.33

Indemnification Agreement dated as of November 1, 2017, by and among the Parent Company, the Operating Partnership and Carol Hansell, a director of the Parent Company (incorporated by reference to Exhibit 10.4 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.34+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 19, 2018).
10.35

Cooperation Agreement by and among the Parent Company, Land & Buildings Capital Growth Fund, L.P., and its affiliates, and Jonathan Litt (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 19, 2018).

10.36+

Form of Long Term Incentive Restricted Stock Award Notice pursuant to 2015 Award and Option Plan (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed December 22, 2015).

10.37+	Form of Performance-Based Award Notice pursuant to 2015 Award and Option Plan (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed December 22, 2015).

10.38+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.39+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.40

Agreement and Plan of Merger, by and among LifeStorage, LP, the Operating Partnership, Solar Lunar Sub, LLC, and Fortis Advisors LLC, as Sellers’ Representative dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to the Parent Company’s Current Report on Form 8-K filed May 19, 2016).

10.41+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).

10.42+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).
10.43+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).

10.44+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).
10.45+	Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed May 8, 2018).
10.46+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 of the Parent Company and Operating Partnership’s Current Report on Form 8-K filed May 8, 2018).
10.47	Form of Long Term Incentive Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.48	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.49

Form of Equity Distribution Agreement, dated June 14, 2018, by and among the Parent Company, the Operating Partnership, Life Storage Holdings, Inc. and the Sales Agents (incorporated by reference to Exhibit 1.1 of the Parent Company and Operating Partnership’s Current Report on Form 8-K filed June 14, 2018).

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

101*

The following financial statements from the Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2018 and 2017;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2018, 2017 and 2016;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2018, 2017 and 2016;

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2018, 2017 and 2016;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2018, 2017 and 2016; and

(vi)   Notes to Consolidated Financial Statements

The following financial statements from the Life Storage LP’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2018 and 2017;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2018, 2017 and 2016;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2018, 2017 and 2016;

(iv)   Consolidated Statements of Partners’ Capital for Years Ended December 31, 2018, 2017 and 2016;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2018, 2017 and 2016; and

(vi) Notes to Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2019	LIFE STORAGE, INC.

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

February 26, 2019		LIFE STORAGE LP

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark G. Barberio	Chairman of Board and Director of Life Storage, Inc.	February 26, 2019
Mark G. Barberio	and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ David L. Rogers	Chief Executive Officer (Principal Executive Officer) and	February 26, 2019
David L. Rogers	Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting	February 26, 2019
Andrew J. Gregoire	Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Charles E. Lannon	Director of Life Storage, Inc.	February 26, 2019
Charles E. Lannon

/s/ Stephen R. Rusmisel	Director of Life Storage, Inc.	February 26, 2019
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 26, 2019
Arthur L. Havener, Jr.

/s/ Carol Hansell	Director of Life Storage, Inc.	February 26, 2019

Carol Hansell

/s/ Dana Hamilton	Director of Life Storage, Inc.	February 26, 2019

Dana Hamilton

/s/ Edward J. Pettinella	Director of Life Storage, Inc.	February 26, 2019

Edward J. Pettinella

Life Storage, Inc.

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2018

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		$416	$1,516	$2,402	$416	$3,918	$4,334	$1,790	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,726	397	3,150	3,547	1,456	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,553	747	4,216	4,963	1,474	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,591	239	3,701	3,940	1,482	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,825	1,036	5,149	6,185	1,677	1987/15	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	1,060	779	2,177	2,956	1,316	1985	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,388	483	4,140	4,623	1,990	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	4,500	224	5,308	5,532	1,130	1988/17	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	3,876	497	5,333	5,830	2,218	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	3,432	395	4,836	5,231	812	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,896	687	4,089	4,776	1,290	1985	6/26/1995	5 to 40 years
Columbia	SC		268	1,248	807	268	2,055	2,323	1,108	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	907	363	2,586	2,949	1,412	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,326	234	3,169	3,403	1,026	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	913	680	2,529	3,209	1,320	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,930	1,445	5,632	7,077	2,589	1981	6/26/1995	5 to 40 years
Greensboro	NC		444	1,613	3,492	444	5,105	5,549	1,954	1986	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,540	649	3,869	4,518	1,992	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	4,047	387	5,449	5,836	1,736	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	1,044	844	3,065	3,909	1,667	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	698	303	1,800	2,103	1,000	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,060	517	4,603	5,120	1,558	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	3,526	321	4,676	4,997	1,236	1985	6/26/1995	5 to 40 years
Columbia	SC		361	1,331	993	374	2,311	2,685	1,258	1987	6/26/1995	5 to 40 years
Columbia	SC		189	719	1,219	189	1,938	2,127	1,446	1989	6/26/1995	5 to 40 years
Columbia	SC		488	1,188	2,126	488	3,314	3,802	1,319	1986	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,349	602	3,756	4,358	1,710	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	914	513	2,844	3,357	1,611	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	596	194	1,508	1,702	859	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,476	1,503	5,095	6,598	2,523	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	509	398	1,544	1,942	914	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	3,383	424	4,397	4,821	831	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,291	483	2,457	2,940	1,210	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	855	308	1,971	2,279	1,133	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	943	174	1,725	1,899	905	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	919	413	1,918	2,331	1,127	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,504	306	1,907	2,213	925	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	3,043	479	4,785	5,264	2,125	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	1,690	883	3,794	4,677	2,012	1986	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,090	316	2,561	2,877	1,411	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,847	651	4,790	5,441	2,680	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,425	715	3,120	3,835	1,629	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	2,936	619	3,739	4,358	1,712	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,935	1,376	6,154	7,530	3,252	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	702	244	1,603	1,847	899	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,587	1,591	4,896	6,487	1,745	1986/15	6/26/1995	5 to 40 years

Life Storage, Inc.

Schedule III

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Hartford	CT		234	861	3,605	612	4,088	4,700	1,423	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,362	256	3,606	3,862	1,683	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,756	313	4,218	4,531	1,685	1984	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,943	385	3,280	3,665	1,583	1990	6/26/1995	5 to 40 years
Birmingham	AL		730	1,725	3,053	730	4,778	5,508	1,769	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,524	863	3,565	4,428	1,794	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,443	326	2,958	3,284	1,335	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,442	369	4,800	5,169	2,133	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,951	720	3,603	4,323	1,381	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	984	226	2,030	2,256	1,058	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,382	1,088	3,979	5,067	2,204	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,630	526	3,588	4,114	1,826	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	1,222	672	3,661	4,333	1,918	1988	6/26/1995	5 to 40 years
Jackson	MS		343	1,580	2,737	796	3,864	4,660	1,661	1990	6/26/1995	5 to 40 years
Jackson	MS		209	964	1,140	209	2,104	2,313	1,070	1990	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,116	486	3,243	3,729	1,350	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,629	1,142	8,627	9,769	3,640	1989/93/95/16	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,219	443	2,821	3,264	1,508	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	2,414	1,162	5,168	6,330	2,427	1986/15	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,810	472	3,520	3,992	1,699	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	607	206	1,518	1,724	877	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	780	412	2,483	2,895	1,513	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	3,277	360	4,918	5,278	1,119	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	4,535	692	6,694	7,386	2,324	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,477	442	3,069	3,511	1,542	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,185	353	2,484	2,837	1,150	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	1,067	245	1,917	2,162	998	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	1,112	766	2,912	3,678	1,470	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	476	442	2,243	2,685	1,270	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,340	408	3,002	3,410	1,589	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	4,804	328	6,128	6,456	—	1986	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,552	436	3,311	3,747	1,687	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,491	289	3,652	3,941	552	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,562	433	2,422	2,855	1,130	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	666	345	1,928	2,273	987	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,858	383	3,588	3,971	1,033	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,656	671	4,025	4,696	1,986	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,365	359	2,652	3,011	1,442	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,555	297	3,426	3,723	1,722	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	710	310	1,998	2,308	1,067	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	996	688	2,853	3,541	1,067	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	816	777	3,586	4,363	1,956	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,907	568	3,935	4,503	1,905	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	1,194	436	2,829	3,265	1,399	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	649	538	2,679	3,217	1,547	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	702	487	2,456	2,943	1,313	1995	9/16/1996	5 to 40 years

Life Storage, Inc.

Schedule III

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charlotte	NC		315	1,131	577	315	1,708	2,023	938	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,449	314	2,562	2,876	1,295	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	3,127	707	5,620	6,327	2,263	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,776	693	4,825	5,518	2,011	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,535	751	7,211	7,962	2,771	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,586	725	5,172	5,897	2,412	1978	1/10/1997	5 to 40 years
Cleveland	OH		637	2,918	2,128	701	4,982	5,683	2,908	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	4,193	495	5,974	6,469	1,737	1979/17	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,970	761	4,684	5,445	2,452	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	2,986	418	4,907	5,325	2,192	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,588	606	3,752	4,358	1,792	1982	1/10/1997	5 to 40 years
San Antonio	TX		346	1,236	676	346	1,912	2,258	977	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,168	432	3,728	4,160	1,852	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	4,659	634	7,224	7,858	2,285	1993/95/16	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	604	566	2,883	3,449	1,506	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	712	293	2,069	2,362	1,018	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,817	260	5,860	6,120	1,817	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,580	616	3,413	4,029	1,117	1984	3/31/1997	5 to 40 years
Savannah	GA		296	1,196	627	296	1,823	2,119	960	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	1,105	921	4,387	5,308	2,237	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,344	304	3,555	3,859	1,631	1989	6/4/1997	5 to 40 years
Dallas-Fort Worth	TX		965	3,864	1,812	943	5,698	6,641	2,939	1977	6/30/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	827	1,033	4,580	5,613	2,425	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	769	825	3,501	4,326	1,826	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	581	735	4,010	4,745	2,148	1995	8/21/1997	5 to 40 years
Greensboro-Hilltop	NC		268	1,097	941	231	2,075	2,306	927	1995	9/25/1997	5 to 40 years
Greensboro-StgCch	NC		89	376	1,975	89	2,351	2,440	1,065	1997	9/25/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,270	421	3,076	3,497	1,511	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	633	282	1,936	2,218	980	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	840	637	3,388	4,025	1,771	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	1,122	709	4,357	5,066	2,252	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	4,661	843	8,055	8,898	2,337	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	570	542	2,780	3,322	1,893	1996	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,613	620	4,145	4,765	1,961	1995	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	1,103	1,243	6,122	7,365	3,156	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,224	694	2,759	3,453	978	1988	2/9/1998	5 to 40 years
Greensboro-High Point	NC		397	1,834	1,141	397	2,975	3,372	1,400	1993	2/10/1998	5 to 40 years
Titusville	FL		492	1,990	1,297	688	3,091	3,779	1,142	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	2,000	733	4,941	5,674	2,470	1979	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,279	702	7,100	7,802	2,659	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	681	384	2,052	2,436	1,122	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,346	414	3,426	3,840	1,455	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,884	464	3,019	3,483	1,227	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,340	544	3,282	3,826	1,721	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	690	742	3,667	4,409	1,865	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	-	775	3,103	3,878	1,557	1988/91	4/9/1998	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Youngstown-Warren	OH		522	1,864	1,524	569	3,341	3,910	1,634	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,925	633	4,633	5,266	1,787	1986/16	4/22/1998	5 to 40 years
Jackson	MS		744	3,021	309	744	3,330	4,074	1,720	1995	5/13/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,168	419	5,692	6,111	1,910	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,742	662	6,396	7,058	1,850	1985/07/15	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,802	584	3,520	4,104	1,279	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,588	740	4,085	4,825	1,737	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	634	635	2,936	3,571	1,372	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,325	324	3,818	4,142	1,553	1994	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	905	1,208	5,759	6,967	2,895	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	887	944	4,690	5,634	2,401	1985	7/1/1998	5 to 40 years
Pompano Beach-Sample	FL		903	3,643	748	903	4,391	5,294	2,182	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	(1,759)	851	4,952	5,803	2,548	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	651	840	4,024	4,864	2,108	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	913	550	2,911	3,461	1,355	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,956	670	4,363	5,033	1,937	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,515	390	3,085	3,475	1,289	1988	11/19/1998	5 to 40 years
Jackson-N.West	MS		460	1,642	838	460	2,480	2,940	1,260	1984	12/1/1998	5 to 40 years
Houston-Katy	TX		507	2,058	1,903	507	3,961	4,468	1,672	1993	12/15/1998	5 to 40 years
Providence	RI		447	1,776	1,057	447	2,833	3,280	1,393	1986/94	2/2/1999	5 to 40 years
Lafayette-Pinhook 1	LA		556	1,951	1,492	556	3,443	3,999	1,764	1980	2/17/1999	5 to 40 years
Lafayette-Pinhook2	LA		708	2,860	1,331	708	4,191	4,899	1,796	1992/94	2/17/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	(1,091)	314	4	318	467	1975	2/17/1999	5 to 40 years
Lafayette-Evangeline	LA		188	652	1,704	188	2,356	2,544	1,135	1977	2/17/1999	5 to 40 years
Lafayette-Guilbeau	LA		963	3,896	1,212	963	5,108	6,071	2,356	1994	2/17/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	815	565	3,411	3,976	1,675	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,625	733	3,531	4,264	1,354	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	823	339	2,169	2,508	1,012	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,183	291	2,209	2,500	944	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	735	354	2,140	2,494	1,005	1986	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,663	872	7,139	8,011	2,727	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	991	849	4,392	5,241	2,199	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,035	410	3,661	4,071	1,611	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,228	667	3,601	4,268	1,666	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	953	335	2,474	2,809	1,056	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	1,346	276	2,658	2,934	1,151	1998	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,083	633	3,656	4,289	1,640	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	580	633	3,197	3,830	1,521	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	969	384	2,391	2,775	1,020	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	2,223	332	3,204	3,536	1,094	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,855	1,981	8,510	10,491	2,610	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,684	966	6,532	7,498	1,631	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	1,360	841	4,644	5,485	1,569	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	808	902	3,942	4,844	1,460	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	792	1,104	4,460	5,564	1,936	1986	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	870	1,091	4,452	5,543	1,886	1984	12/1/2001	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Columbia	SC		883	3,139	1,544	942	4,624	5,566	1,849	1985	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	857	589	2,790	3,379	1,206	1984	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	1,013	938	2,523	3,461	1,040	1988	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,459	1,004	7,043	8,047	2,646	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	644	714	3,660	4,374	1,542	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,228	327	2,398	2,725	887	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	1,005	784	3,911	4,695	1,586	1984	2/13/2002	5 to 40 years
Dallas-Fort Worth	TX		394	1,595	583	421	2,151	2,572	878	1985	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	6,700	618	8,008	8,626	1,601	1980/17	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	724	919	4,420	5,339	1,802	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	490	612	2,958	3,570	1,219	1999	6/19/2002	5 to 40 years
Houston-League City	TX		689	3,159	882	688	4,042	4,730	1,552	1994/97	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,231	1,119	5,215	6,334	1,978	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	864	407	2,514	2,921	868	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	3,538	817	6,825	7,642	1,672	1996/17	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	922	2,207	9,788	11,995	5,042	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	664	1,131	5,228	6,359	2,091	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	446	635	3,364	3,999	1,362	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	904	1,252	6,647	7,899	2,534	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	371	1,039	4,572	5,611	1,760	1995/99	8/26/2003	5 to 40 years
Dallas-Fort Worth	TX		827	3,776	592	827	4,368	5,195	1,652	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	780	2,713	11,793	14,506	4,515	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,877	773	5,047	5,820	1,862	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	495	1,195	5,372	6,567	1,951	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	536	1,103	5,086	6,189	1,975	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	2,954	1,061	7,381	8,442	2,582	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,064	388	2,704	3,092	965	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	450	1,720	7,436	9,156	2,770	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,646	1,566	7,991	9,557	2,588	1,998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,900	1,365	7,469	8,834	2,726	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	970	1,976	6,898	8,874	2,551	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	296	1,131	4,905	6,036	1,712	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,311	527	5,432	5,959	1,287	1988/02/16	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	885	612	3,386	3,998	1,023	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	426	1,612	7,011	8,623	2,506	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	508	1,906	8,234	10,140	2,862	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	471	1,215	5,419	6,634	1,901	1997/99	6/6/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	4,452	470	6,354	6,824	1,142	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	6,130	491	8,359	8,850	966	2003/17	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	646	556	2,911	3,467	1,050	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	363	754	3,428	4,182	1,213	2003	7/12/2005	5 to 40 years
Houston-Pinehurst	TX		484	1,977	2,011	484	3,988	4,472	1,159	2002/04	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	632	811	4,029	4,840	1,401	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,707	719	5,634	6,353	1,539	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,442	982	5,620	6,602	1,073	2001/16	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	720	596	3,131	3,727	901	2002	1/10/2006	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Houston-Cypress	TX		721	2,994	2,358	721	5,352	6,073	1,604	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	240	937	4,019	4,956	1,354	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,904	707	5,837	6,544	1,824	2000	3/9/2006	5 to 40 years
Lafayette	LA		411	1,621	275	411	1,896	2,307	658	1997	4/13/2006	5 to 40 years
Lafayette	LA		463	1,831	206	463	2,037	2,500	708	2001/04	4/13/2006	5 to 40 years
Lafayette	LA		601	2,406	1,504	601	3,910	4,511	1,259	2002	4/13/2006	5 to 40 years
Lafayette	LA		542	1,319	2,237	542	3,556	4,098	1,079	1997/99	4/13/2006	5 to 40 years
Manchester	NH		832	3,268	184	832	3,452	4,284	1,150	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	527	1,270	5,564	6,834	1,784	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	394	929	4,070	4,999	1,279	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	279	696	3,018	3,714	977	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	354	1,220	5,159	6,379	1,684	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	111	1,113	4,470	5,583	1,424	1999	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,514	766	4,554	5,320	1,228	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	281	828	3,571	4,399	1,152	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,561	734	5,428	6,162	1,409	1980/01/15	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	377	899	3,973	4,872	1,271	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	500	890	4,052	4,942	1,296	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	240	697	2,951	3,648	948	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	641	1,256	5,587	6,843	1,758	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	244	605	2,678	3,283	844	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	246	607	2,674	3,281	869	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	158	1,073	4,434	5,507	1,414	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,204	549	3,384	3,933	985	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	196	644	2,738	3,382	884	1999	6/22/2006	5 to 40 years
San Antonio-Blanco	TX		963	3,836	267	963	4,103	5,066	1,344	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	2,245	773	5,305	6,078	1,458	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	464	1,175	5,088	6,263	1,594	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	688	617	3,110	3,727	989	1989	6/29/2006	5 to 40 years
Lafayette	LA		699	2,784	3,854	699	6,638	7,337	1,607	1995/99/16	8/1/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	236	619	2,707	3,326	860	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,350	1,158	5,989	7,147	1,848	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	704	590	3,065	3,655	954	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	432	694	3,190	3,884	971	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	468	736	3,373	4,109	1,047	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,425	975	5,279	6,254	1,365	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		—	3,680	346	—	4,026	4,026	1,267	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	425	439	2,170	2,609	713	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,083	813	5,296	6,109	1,551	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	459	930	4,105	5,035	1,210	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	668	1,537	6,686	8,223	2,052	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,635	532	5,754	6,286	1,215	1993/07/15	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	743	437	2,537	2,974	743	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	2,984	638	5,515	6,153	1,161	1997/06	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	604	348	1,948	2,296	602	1998	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	253	323	1,584	1,907	518	1998	3/30/2007	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Buffalo-Young St	NY		315	2,185	1,295	316	3,479	3,795	966	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,649	961	6,476	7,437	1,655	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	756	375	2,254	2,629	638	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	188	1,003	4,190	5,193	1,254	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	487	676	3,172	3,848	1,014	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,167	1,677	7,435	9,112	2,140	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	487	1,017	4,499	5,516	1,371	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	245	1,423	5,869	7,292	1,615	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	513	1,206	5,288	6,494	1,560	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	401	1,216	5,220	6,436	1,593	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	174	1,301	5,543	6,844	1,646	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	350	1,164	4,974	6,138	1,481	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	1,640	1,347	7,113	8,460	1,871	2003/06/15	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	104	1,029	4,284	5,313	1,366	2003/06	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	297	686	3,029	3,715	927	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	175	1,811	7,327	9,138	2,147	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	148	732	3,163	3,895	988	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	378	1,075	4,711	5,786	1,399	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	313	885	3,899	4,784	1,140	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	373	742	3,397	4,139	974	2002/05	11/14/2007	5 to 40 years
Hattiesburg-Clasic	MS		444	1,799	230	444	2,029	2,473	586	1998	12/19/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	235	384	1,783	2,167	473	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	202	437	1,959	2,396	548	2000	12/19/2007	5 to 40 years
Jackson-Ridgeland	MS		1,479	5,965	701	1,479	6,666	8,145	1,897	1997/00	1/17/2008	5 to 40 years
Jackson-5111	MS		1,337	5,377	313	1,337	5,690	7,027	1,585	2003	1/17/2008	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	367	852	3,776	4,628	946	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,736	1,047	8,717	9,764	1,780	2009/16	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	281	846	4,376	5,222	936	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,299	961	5,001	5,962	927	2008/16	12/29/2010	5 to 40 years
Raleigh-Durham	NC		574	3,975	305	575	4,279	4,854	881	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	57	513	5,374	5,887	1,105	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	167	1,129	4,934	6,063	1,049	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	134	381	3,709	4,090	774	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	156	965	3,511	4,476	731	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	447	796	9,914	10,710	1,914	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	848	885	3,921	4,806	686	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	106	197	2,238	2,435	519	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	122	1,043	8,374	9,417	1,588	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	567	825	4,768	5,593	943	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	186	693	3,738	4,431	768	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	170	1,243	3,276	4,519	703	2000	9/22/2011	5 to 40 years
Austin-Cedar Park	TX		1,559	2,727	115	1,559	2,842	4,401	613	1998	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,501	691	6,936	7,627	1,212	2000/15	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	257	1,012	3,569	4,581	719	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	223	575	3,780	4,355	820	1998	9/22/2011	5 to 40 years
Houston-Pasadena	TX		705	4,223	453	705	4,676	5,381	912	2000	9/22/2011	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Houston-Friendswood	TX		1,168	2,315	385	1,168	2,700	3,868	544	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	346	2,152	3,373	5,525	747	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	283	402	3,885	4,287	778	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	515	1,653	5,462	7,115	1,072	1984	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	211	177	3,434	3,611	699	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	204	1,438	4,787	6,225	949	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	222	272	3,458	3,730	735	2001	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	256	1,478	4,401	5,879	859	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	303	1,315	6,445	7,760	1,228	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	216	3,189	4,190	7,379	824	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	531	1,049	5,706	6,755	1,138	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	1540	2,054	2,138	2,912	2,054	5,050	7,104	653	1982/17	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	125	2,848	6,017	8,865	1,189	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	770	197	5,051	5,248	893	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	336	2,960	12,413	15,373	2,084	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	275	1,932	11,881	13,813	1,989	1996/04	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	419	1,940	5,299	7,239	907	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	101	911	5,963	6,874	1,031	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	77	1,560	6,843	8,403	1,168	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	101	644	5,820	6,464	956	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	95	772	3,977	4,749	666	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	101	739	3,959	4,698	680	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	79	1,384	9,345	10,729	1,539	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	118	856	4,433	5,289	730	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	123	855	3,961	4,816	662	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	110	1,342	4,802	6,144	810	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	294	2,337	5,195	7,532	881	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	239	1,213	3,368	4,581	581	1999/06	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	226	1,050	6,120	7,170	990	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	253	910	3,909	4,819	654	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	372	2,593	5,401	7,994	842	2005	12/20/2012	5 to 40 years
Chicago-North Western	IL		1,718	6,466	724	1,798	7,110	8,908	1,072	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	198	395	3,424	3,819	528	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	150	2,373	10,019	12,392	1,525	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	187	1,501	3,962	5,463	645	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	158	515	2,438	2,953	406	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	270	1,234	4,288	5,522	676	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	187	1,555	6,165	7,720	977	2000	12/21/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	227	774	3,554	4,328	573	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	158	632	2,143	2,775	380	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	404	269	3,530	3,799	527	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	256	337	2,261	2,598	375	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	549	2,122	9,284	11,406	1,345	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	209	1,506	7,442	8,948	1,078	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	149	1,096	8,425	9,521	1,177	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	116	2,224	10,218	12,442	1,412	2009	8/29/2013	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Colorado Springs - Scarlet	CO		629	5,201	245	629	5,446	6,075	726	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	158	1,843	6,702	8,545	885	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	804	868	6,110	6,978	795	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	238	1,547	5,464	7,011	775	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	147	1,174	8,963	10,137	1,130	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	150	1,639	11,096	12,735	1,395	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	743	7,629	12,661	20,290	1,578	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	1,094	15,680	18,614	34,294	2,371	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	736	3,999	5,033	9,032	702	1998/02	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	365	2,235	6,634	8,869	870	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	272	2,146	6,690	8,836	846	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	619	985	5,361	6,346	669	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	605	1,837	6,906	8,743	884	2004/13	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	262	598	5,051	5,649	633	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	554	2,000	4,303	6,303	573	1997	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	1,622	2,444	7,588	10,032	935	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,833	638	5,351	5,989	607	1998/16	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	2,001	2,010	5,545	7,555	499	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	411	508	2,453	2,961	321	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	2,469	1,989	6,514	8,503	672	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	2,836	1,538	7,346	8,884	712	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	1,100	5,161	8,163	13,324	965	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	398	1,741	6,404	8,145	775	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	518	2,263	5,449	7,712	706	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		-	2,292	275	-	2,567	2,567	742	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	789	819	5,523	6,342	648	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	389	1,097	6,007	7,104	714	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	256	626	4,805	5,431	577	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	867	1,512	10,574	12,086	1,244	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	275	2,958	7,179	10,137	807	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	350	2,349	4,225	6,574	480	2000	9/5/2014	5 to 40 years
San Antonio-Castle Hills	TX		2,658	8,190	459	4,544	6,763	11,307	791	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	259	759	5,867	6,626	648	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	485	5,771	10,860	16,631	1,210	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	451	6,091	5,092	11,183	571	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	708	4,196	9,082	13,278	995	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	1,329	889	6,029	6,918	599	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	3,508	1,599	9,321	10,920	783	2006/17	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	228	9,747	18,602	28,349	1,846	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	147	9,642	23,499	33,141	2,335	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	135	5,153	27,536	32,689	2,732	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	284	4,931	20,699	25,630	2,047	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	3,344	2,579	7,410	9,989	534	1986/17	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	409	1,719	7,380	9,099	737	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	254	1,793	4,636	6,429	458	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	373	3,864	5,150	9,014	525	2002	4/16/2015	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Jacksonville - Beach Blvd.	FL		2,118	6,501	79	2,118	6,580	8,698	628	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	331	1,169	4,740	5,909	458	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy.	FL		4,957	6,045	272	4,957	6,317	11,274	610	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	266	3,372	4,472	7,844	424	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	221	2,687	5,233	7,920	514	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	194	852	7,246	8,098	717	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	446	2,110	8,628	10,738	772	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	125	2,711	3,920	6,631	360	2000	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	91	668	2,048	2,716	195	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	95	473	5,463	5,936	478	2005/11	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	1,043	834	2,748	3,582	193	2000/17	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	944	718	3,921	4,639	350	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	333	7,604	9,419	17,023	833	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	383	2,511	6,530	9,041	599	1999	9/1/2015	5 to 40 years
Columbia VI	SC		3,640	3,452	160	3,640	3,612	7,252	332	2004/08	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	173	3,084	3,365	6,449	309	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	1,279	1,926	5,777	7,703	417	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	313	882	6,069	6,951	468	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	106	2,567	2,944	5,511	238	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	(329)	4,278	10,291	14,569	661	2001/06	1/6/2016	5 to 40 years
Los Angeles - E. Commercial	CA		6,512	12,352	421	6,512	12,773	19,285	1,044	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	258	3,998	13,805	17,803	1,040	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	349	4,636	15,175	19,811	1,122	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	539	13,274	10,958	24,232	881	2004/14	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	77	1,713	2,786	4,499	217	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	74	1,615	3,407	5,022	262	2003	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	108	2,445	6,403	8,848	476	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	84	3,078	2,945	6,023	227	2000	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	338	4,430	26,378	30,808	1,949	1985/99	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	169	4,880	6,511	11,391	492	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	183	6,191	5,271	11,462	416	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	134	8,097	7,181	15,278	561	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		5,508	6,462	128	5,508	6,590	12,098	501	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	69	988	8,293	9,281	646	2015	2/1/2016	5 to 40 years
Miami	FL		2,294	8,980	182	2,294	9,162	11,456	713	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	415	1,768	4,294	6,062	317	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	151	4,528	8,066	12,594	605	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	693	17,976	25,838	43,814	1,838	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		—	6,318	835	—	7,153	7,153	1,028	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	114	4,671	14,022	18,693	993	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	341	6,728	10,681	17,409	811	2005	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	466	17,445	19,305	36,750	1,403	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	290	3,618	5,576	9,194	400	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	154	2,524	5,772	8,296	417	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	4027	2,373	5,089	351	2,373	5,440	7,813	370	1991/94	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	153	3,337	13,265	16,602	912	2013	4/26/2016	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Pt. St. Lucie	FL	3872	4,140	7,176	376	4,140	7,552	11,692	588	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	270	2,333	8,572	10,905	610	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	2,251	499	7,449	7,948	315	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	275	215	2,598	2,813	181	2006	5/19/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	178	1,210	15,011	16,221	955	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	126	930	12,395	13,325	801	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	260	3,070	21,042	24,112	1,447	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	129	830	6,258	7,088	409	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	507	1,530	11,154	12,684	734	2001/15	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	278	750	9,516	10,266	608	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	59	1,430	15,017	16,447	968	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	30	350	4,740	5,090	306	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	147	2,770	25,259	28,029	1,611	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	168	1,190	19,327	20,517	1,220	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	134	1,720	10,762	12,482	684	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	264	3,670	26,924	30,594	1,703	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	107	1,090	20,140	21,230	1,295	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	715	1,610	15,629	17,239	979	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	463	3,770	20,453	24,223	1,332	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	386	1,340	12,267	13,607	782	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	62	1,670	10,873	12,543	687	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	72	670	18,801	19,471	1,188	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	162	1,130	12,746	13,876	824	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.,	IL		5,600	12,721	159	5,600	12,880	18,480	825	2006	7/15/2016	5 to 40 years
Chicago - Matteson	IL		1,590	12,053	107	1,590	12,160	13,750	815	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	94	1,050	5,054	6,104	345	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	138	1,780	9,066	10,846	583	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	177	600	15,751	16,351	997	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	249	3,230	18,872	22,102	1,232	2008	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	701	1,890	10,096	11,986	647	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	139	2,620	12,072	14,692	810	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	707	1,100	10,794	11,894	687	2015	7/15/2016	5 to 40 years
Chicago - La Grange	IL		960	13,019	337	960	13,356	14,316	848	2015	7/15/2016	5 to 40 years
Chicago - Glenview	IL		3,210	8,519	62	3,210	8,581	11,791	574	2014/15	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	104	630	10,386	11,016	686	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	149	790	12,934	13,724	831	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	104	1,370	10,270	11,640	660	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	53	620	8,824	9,444	568	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	146	4,030	8,175	12,205	536	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	92	3,690	12,166	15,856	793	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	175	2,650	15,479	18,129	1,010	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	177	11,540	15,748	27,288	1,034	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	129	2,670	5,752	8,422	384	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	300	2,760	8,588	11,348	577	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	180	8,080	10,294	18,374	678	2008	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	350	1,960	9,935	11,895	638	1972	7/15/2016	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Houston - FM 529	TX		680	3,951	133	680	4,084	4,764	275	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	123	1,260	2,505	3,765	185	1994	7/15/2016	5 to 40 years
Jackson - Flowood	MS		680	20,066	145	680	20,211	20,891	1,315	2000	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	192	1,020	25,344	26,364	1,612	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	(1,038)	1,310	11,984	13,294	767	2005	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	121	590	16,959	17,549	1,074	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	278	350	7,255	7,605	473	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	190	1,470	11,237	12,707	735	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	132	390	7,174	7,564	468	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	104	1,340	5,245	6,585	438	2004	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	177	1,420	10,472	11,892	702	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	143	1,080	16,579	17,659	1,057	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	527	790	5,760	6,550	385	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	106	1,470	17,472	18,942	1,167	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	101	3,050	23,434	26,484	1,645	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	200	980	13,651	14,631	873	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	99	330	15,750	16,080	1,007	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	191	570	12,867	13,437	848	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	95	520	10,200	10,720	669	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	98	1,510	9,486	10,996	611	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	262	5,250	32,625	37,875	2,078	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	261	2,520	18,663	21,183	1,212	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	248	2,660	16,837	19,497	1,096	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	83	750	14,803	15,553	950	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	66	640	6,754	7,394	443	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	123	1,230	9,709	10,939	624	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	116	1,080	3,829	4,909	258	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	93	2,280	17,162	19,442	1,106	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	64	1,200	22,214	23,414	1,402	2005	7/15/2016	5 to 40 years
Sacremento - Pell	CA		540	8,874	145	540	9,019	9,559	591	2004	7/15/2016	5 to 40 years
Sacremento - Goldenland	CA		2,010	8,944	61	2,010	9,005	11,015	615	2005	7/15/2016	5 to 40 years
Sacremento - Woodland	CA		860	10,569	74	860	10,643	11,503	680	2003	7/15/2016	5 to 40 years
Sacremento - El Camino	CA		1,450	12,239	116	1,450	12,355	13,805	799	2002	7/15/2016	5 to 40 years
Sacremento - Bayou	CA		1,640	21,603	119	1,640	21,722	23,362	1,393	2005	7/15/2016	5 to 40 years
Sacremento - Calvine	CA		2,120	24,650	104	2,120	24,754	26,874	1,598	2003	7/15/2016	5 to 40 years
Sacremento - El Dorado Hills	CA		1,610	24,829	73	1,610	24,902	26,512	1,600	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	286	1,480	15,981	17,461	1,053	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	184	1,380	8,641	10,021	553	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	78	990	7,401	8,391	488	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	57	920	7,757	8,677	506	2016	7/29/2016	5 to 40 years
Denver - Westminster	CO		5,062	3,679	406	5,062	4,085	9,147	249	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts.	IL		370	8,513	122	370	8,635	9,005	469	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL	2863	3,268	6,378	234	3,268	6,612	9,880	351	2016	12/20/2016	5 to 40 years
Chicago - Lombard	IL		771	9,318	7	771	9,325	10,096	440	2017	2/23/2017	5 to 40 years
Austin - Mary St.	TX		—	—	10	—	10	10	2	2017	4/3/2017	5 to 40 years
Charlotte - Morehead St..	NC		1,110	11,439	66	1,110	11,505	12,615	320	2017	12/14/2017	5 to 40 years

Life Storage, Inc.

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Londonderry - Smith Ln.	NH		1,257	4,276	67	1,257	4,343	5,600	45	2016	9/4/2018	5 to 40 years
Sacramento - Main Ave.	CA		2,089	11,551	36	2,089	11,587	13,676	76	2016/2018	9/18/2018	5 to 40 years
Carmel - Old Rt. 6	NY		3,358	4,536	5	3,358	4,541	7,899	29	1998/2000	10/2/2018	5 to 40 years
Chamblee - Peachtree Blvd.	GA		1,665	12,479	3	1,665	12,482	14,147	55	2018	11/1/2018	5 to 40 years
West Sacramento - Jefferson	CA		1,331	8,131	3	1,331	8,134	9,465	17	2013/2018	12/7/2018	5 to 40 years
Orlando - Semoran Blvd.	FL		2,014	7,534	—	2,014	7,534	9,548	17	2015	12/11/2018	5 to 40 years
Riverhead - Flanders Rd.	NY		3,969	3,138	4	3,969	3,142	7,111	—	1995	12/20/2018	5 to 40 years
Saint Louis - Manchester Ave.	MO		1,633	7,620	2	1,633	7,622	9,255	—	2017	12/27/2018	5 to 40 years
Construction in Progress			—	—	27,193	—	27,193	27,193	—	2018
Corporate Office	NY		—	68	40,562	1,633	38,997	40,630	24,213	2000	5/1/2000	5 to 40 years
		$12,302	$781,659	$2,992,690	$624,590	$794,729	$3,604,210	$4,398,939	$704,681

Life Storage, Inc.

Schedule III

(dollars in thousands)

	December 31,	December 31,	December 31,
	2018	2017	2016
Cost:
Balance at beginning of period	$4,321,410	$4,243,308	$2,491,702
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	76,582	22,638	1,714,029
Improvements, etc.	67,291	84,191	73,385
	143,873	106,829	1,787,414
Deductions during period:
Cost of assets disposed	(66,344)	(28,727)	(35,808)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(66,344)	(28,727)	(35,808)
Balance at close of period	$4,398,939	$4,321,410	$4,243,308
Accumulated Depreciation:
Balance at beginning of period	$624,314	$535,704	$465,195
Additions during period:
Depreciation expense	102,361	102,674	87,219
	102,361	102,674	87,219
Deductions during period:
Accumulated depreciation of assets disposed	(21,994)	(14,064)	(16,710)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(21,994)	(14,064)	(16,710)
Balance at close of period	$704,681	$624,314	$535,704

The aggregate cost of real estate for U.S. federal income tax purposes is $4,462,199 at December 31, 2018.