Form 10-Q
period 2019-06-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2019-08-01
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 23, 2019, 46,650,391 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2019. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2019 (unaudited)	December 31, 2018
Assets
Investment in storage facilities:
Land	$831,478	$794,729
Building, equipment, and construction in progress	3,710,133	3,604,210
	4,541,611	4,398,939
Less: accumulated depreciation	(753,581)	(704,681)
Investment in storage facilities, net	3,788,030	3,694,258
Cash and cash equivalents	46,058	13,560
Accounts receivable	9,711	7,805
Receivable from unconsolidated joint ventures	1,041	1,006
Investment in unconsolidated joint ventures	134,455	145,911
Prepaid expenses	8,604	7,251
Trade name	16,500	16,500
Other assets	30,378	5,921
Total Assets	$4,034,777	$3,892,212
Liabilities
Line of credit	$—	$91,000
Term notes, net	1,856,976	1,610,820
Accounts payable and accrued liabilities	90,344	87,446
Deferred revenue	9,411	9,191
Mortgages payable	12,107	12,302
Total Liabilities	1,968,838	1,810,759
Noncontrolling redeemable Operating Partnership Units at redemption value	24,019	23,716
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,650,391 shares outstanding at June 30, 2019 (46,617,441 at December 31, 2018)	467	466
Additional paid-in capital	2,374,392	2,372,157
Dividends in excess of net income	(326,522)	(308,011)
Accumulated other comprehensive loss	(6,417)	(6,875)
Total Shareholders’ Equity	2,041,920	2,057,737
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,041,920	2,057,737
Total Liabilities and Shareholders’ Equity	$4,034,777	$3,892,212

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Revenues
Rental income	$128,913	$125,892	$253,060	$247,516
Other operating income	16,115	12,116	28,492	23,586
Total operating revenues	145,028	138,008	281,552	271,102
Expenses
Property operations and maintenance	33,433	29,787	64,594	60,236
Real estate taxes	16,219	15,643	32,311	31,061
General and administrative	10,510	11,728	22,847	23,771
Payments for rent	141	141	283	283
Depreciation and amortization	26,158	24,784	52,387	49,548
Total operating expenses	86,461	82,083	172,422	164,899
Gain on sale of real estate	—	—	1,076	—
Income from operations	58,567	55,925	110,206	106,203
Other income (expenses)
Interest expense	(18,759)	(17,518)	(36,578)	(34,722)
Interest income	46	2	51	6
Equity in income of joint ventures	1,110	1,048	1,921	2,020
Net income	40,964	39,457	75,600	73,507
Net income attributable to noncontrolling interest in the Operating Partnership	(222)	(183)	(404)	(344)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common shareholders	$40,742	$39,274	$75,196	$73,163
Earnings per common share attributable to common shareholders – basic	$0.87	$0.84	$1.61	$1.57
Earnings per common share attributable to common shareholders – diluted	$0.87	$0.84	$1.61	$1.57
Common shares used in basic earnings per share calculation	46,582,235	46,480,907	46,573,541	46,466,700
Common shares used in diluted earnings per share calculation	46,631,214	46,576,352	46,633,957	46,556,512
Dividends declared per common share	$1.00	$1.00	$2.00	$2.00

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$40,964	$39,457	$75,600	$73,507
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	106	458	383
Total comprehensive income	41,193	39,563	76,058	73,890
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(223)	(183)	(407)	(346)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common shareholders	$40,970	$39,380	$75,651	$73,544

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating Activities
Net income	$75,600	$73,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,387	49,548
Amortization of debt issuance costs and bond discount	1,846	1,781
Gain on sale of real estate	(1,076)	—
Equity in income of joint ventures	(1,921)	(2,020)
Distributions from unconsolidated joint ventures	4,865	4,103
Non-vested stock earned	2,235	2,748
Stock option expense	—	7
Deferred income taxes	204	105
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,900)	(604)
Prepaid expenses	(1,941)	(9,900)
(Advances to) receipts from joint ventures	(35)	403
Accounts payable and other liabilities	(11,270)	(9,718)
Deferred revenue	(65)	706
Net cash provided by operating activities	118,929	110,666
Investing Activities
Acquisition of storage facilities, net of cash acquired	(95,819)	—
Improvements, equipment additions, and construction in progress	(37,683)	(28,047)
Investment in unconsolidated joint ventures	(2,215)	(1,862)
Property deposits	(6,658)	29
Net cash used in investing activities	(142,375)	(29,880)
Financing Activities
Net proceeds from sale of common stock	—	3,045
Proceeds from line of credit	183,000	115,000
Repayments of line of credit	(274,000)	(107,000)
Proceeds from term notes, net of discount	348,166	—
Repayment of term notes	(100,000)	—
Debt issuance costs	(3,099)	—
Dividends paid - common stock	(93,263)	(92,635)
Distributions to noncontrolling interest holders	(497)	(435)
Redemption of operating partnership units	(48)	(232)
Mortgage principal payments	(195)	(185)
Net cash provided by (used in) financing activities	60,064	(82,442)
Net increase (decrease) in cash and restricted cash	36,618	(1,656)
Cash and restricted cash at beginning of period	14,065	9,459
Cash and restricted cash at end of period	$50,683	$7,803
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$34,782	$34,406
Cash paid for income taxes, net of refunds	$1,283	$1,249

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2019 (unaudited)	December 31, 2018
Assets
Investment in storage facilities:
Land	$831,478	$794,729
Building, equipment, and construction in progress	3,710,133	3,604,210
	4,541,611	4,398,939
Less: accumulated depreciation	(753,581)	(704,681)
Investment in storage facilities, net	3,788,030	3,694,258
Cash and cash equivalents	46,058	13,560
Accounts receivable	9,711	7,805
Receivable from unconsolidated joint ventures	1,041	1,006
Investment in unconsolidated joint ventures	134,455	145,911
Prepaid expenses	8,604	7,251
Trade name	16,500	16,500
Other assets	30,378	5,921
Total Assets	$4,034,777	$3,892,212
Liabilities
Line of credit	$-	$91,000
Term notes, net	1,856,976	1,610,820
Accounts payable and accrued liabilities	90,344	87,446
Deferred revenue	9,411	9,191
Mortgages payable	12,107	12,302
Total Liabilities	1,968,838	1,810,759
Limited partners’ redeemable capital interest at redemption value (248,466 and 248,966 units outstanding at June 30, 2019 and December 31, 2018, respectively)	24,019	23,716
Partners’ Capital
General partner (468,989 and 468,663 units outstanding at June 30, 2019 and December 31, 2018, respectively)	20,661	20,816
Limited partners (46,181,402 and 46,148,778 units outstanding at June 30, 2019 and December 31, 2018, respectively)	2,027,676	2,043,796
Accumulated other comprehensive loss	(6,417)	(6,875)
Total Controlling Partners’ Capital	2,041,920	2,057,737
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,041,920	2,057,737
Total Liabilities and Partners’ Capital	$4,034,777	$3,892,212

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per unit data)	2019	2018	2019	2018
Revenues
Rental income	$128,913	$125,892	$253,060	$247,516
Other operating income	16,115	12,116	28,492	23,586
Total operating revenues	145,028	138,008	281,552	271,102
Expenses
Property operations and maintenance	33,433	29,787	64,594	60,236
Real estate taxes	16,219	15,643	32,311	31,061
General and administrative	10,510	11,728	22,847	23,771
Payments for rent	141	141	283	283
Depreciation and amortization	26,158	24,784	52,387	49,548
Total operating expenses	86,461	82,083	172,422	164,899
Gain on sale of real estate	—	—	1,076	—
Income from operations	58,567	55,925	110,206	106,203
Other income (expenses)
Interest expense	(18,759)	(17,518)	(36,578)	(34,722)
Interest income	46	2	51	6
Equity in income of joint ventures	1,110	1,048	1,921	2,020
Net income	40,964	39,457	75,600	73,507
Net income attributable to noncontrolling interest in the Operating Partnership	(222)	(183)	(404)	(344)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common unitholders	$40,742	$39,274	$75,196	$73,163
Earnings per common unit attributable to common unitholders – basic	$0.87	$0.84	$1.61	$1.57
Earnings per common unit attributable to common unitholders – diluted	$0.87	$0.84	$1.61	$1.57
Common units used in basic earnings per unit calculation	46,582,235	46,480,907	46,573,541	46,466,700
Common units used in diluted earnings per unit calculation	46,631,214	46,576,352	46,633,957	46,556,512
Distributions declared per common unit	$1.00	$1.00	$2.00	$2.00
Net income attributable to general partner	$409	$395	$756	$735
Net income attributable to limited partners	$40,333	$38,879	$74,440	$72,428

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income	$40,964	$39,457	$75,600	$73,507
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	106	458	383
Total comprehensive income	41,193	39,563	76,058	73,890
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(223)	(183)	(407)	(346)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common unitholders	$40,970	$39,380	$75,651	$73,544

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating Activities
Net income	$75,600	$73,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,387	49,548
Amortization of debt issuance costs and bond discount	1,846	1,781
Gain on sale of real estate	(1,076)	—
Equity in income of joint ventures	(1,921)	(2,020)
Distributions from unconsolidated joint ventures	4,865	4,103
Non-vested stock earned	2,235	2,748
Stock option expense	—	7
Deferred income taxes	204	105
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,900)	(604)
Prepaid expenses	(1,941)	(9,900)
(Advances to) receipts from joint ventures	(35)	403
Accounts payable and other liabilities	(11,270)	(9,718)
Deferred revenue	(65)	706
Net cash provided by operating activities	118,929	110,666
Investing Activities
Acquisition of storage facilities, net of cash acquired	(95,819)	—
Improvements, equipment additions, and construction in progress	(37,683)	(28,047)
Investment in unconsolidated joint ventures	(2,215)	(1,862)
Property deposits	(6,658)	29
Net cash used in investing activities	(142,375)	(29,880)
Financing Activities
Net proceeds from sale of partnership units	—	3,045
Proceeds from line of credit	183,000	115,000
Repayments of line of credit	(274,000)	(107,000)
Proceeds from term notes, net of discount	348,166	—
Repayment of term notes	(100,000)	—
Debt issuance costs	(3,099)	—
Distributions to unitholders	(93,263)	(92,635)
Distributions to noncontrolling interest holders	(497)	(435)
Redemption of operating partnership units	(48)	(232)
Mortgage principal payments	(195)	(185)
Net cash provided by (used in) financing activities	60,064	(82,442)
Net increase (decrease) in cash and restricted cash	36,618	(1,656)
Cash and restricted cash at beginning of period	14,065	9,459
Cash and restricted cash at end of period	$50,683	$7,803
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$34,782	$34,406
Cash paid for income taxes, net of refunds	$1,283	$1,249

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2019. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At June 30, 2019, we had an ownership interest in and/or managed 794 self-storage properties in 28 states and Ontario, Canada. Among our 794 self-storage properties are 114 properties that we manage for unconsolidated joint ventures (see Note 10) and 113 properties that we manage and in which we have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 248,466 and 248,966 noncontrolling redeemable Operating Partnership Units outstanding at June 30, 2019 and December 31, 2018, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at June 30, 2019 and December 31, 2018, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Six Months Ended June 30, 2019
Beginning balance	$23,716
Net income attributable to noncontrolling interest in the Operating Partnership	404
Redemption of units	(48)
Distributions	(497)
Adjustment to redemption value	444
Ending balance	$24,019

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Rental income	$128,913	$125,892	$253,060	$247,516
Management and acquisition fee income	3,260	2,546	6,347	4,941
Revenues related to tenant reinsurance	8,962	5,768	14,777	11,485
Other	3,893	3,802	7,368	7,160
Total operating revenues	$145,028	$138,008	$281,552	$271,102

Management and acquisition fee income and revenues related to tenant reinsurance are included in other operating income in the consolidated statements of operations.

During the six months ended June 30, 2019, approximately 20% and 12% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

Commencing April 1, 2019, the Company launched a tenant self-storage insurance program whereby a captive wholly owned subsidiary of the Company reinsures certain risks relating to property stored by its tenants. In connection with this new program, the Company’s prior arrangement with a third-party insurer was terminated. The change in tenant insurance programs is not expected to have a significant impact on the Company’s consolidated net income. However, as reflected in the Company’s results for the three months ended June 30, 2019, the Company does expect an increase to both tenant reinsurance revenues and related expenses as a result of the differences in the accounting for the two programs.

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

The Company did not record any compensation expense related to stock options during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company recorded compensation expense (included in general and administrative expense) of $3,000 and $7,000, respectively, related to stock options. For the three months ended June 30, 2019 and 2018, the Company recorded compensation expense of $839,000 and $1,252,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the six months ended June 30, 2019 and 2018, the Company recorded compensation expense of $2,235,000 and $2,748,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees and directors during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, 71,606 options were exercised by employees and directors.

During the three months ended June 30, 2019 and 2018, 6,752 and 3,762 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2019 and 2018, 23,573 and 39,953 shares of non-vested stock, respectively, vested.

During the six months ended June 30, 2019, the Company issued 18,688 shares of non-vested stock to employees and directors which vest over periods ranging from one to seven years. The per-share fair market value on the date of grant of the non-vested stock issued during the six months ended June 30, 2019 ranged from $95.71 to $99.10, resulting in an aggregate fair value of $1.8 million.

In September 2018, the Company announced that then current Chief Executive Officer, David Rogers, would be retiring effective March 1, 2019. In conjunction with this announcement, the vesting periods of certain restricted stock awards and performance-based awards previously granted to Mr. Rogers were accelerated to reflect his March 1, 2019 retirement date. As a result of this change, an additional $0.4 million of compensation expense was recorded during the six months ended June 30, 2019.

4. CASH AND RESTRICTED CASH

Restricted cash represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and amounts required to be placed into escrow related to the Company’s tenant reinsurance program which became effective April 1, 2019 (see Note 2). Restricted cash is included in other assets in the consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Cash	$46,058	$13,560	$7,327
Restricted cash	4,625	505	476
Total cash and restricted cash	$50,683	$14,065	$7,803

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the six months ended June 30, 2019:

(dollars in thousands)
Cost:
Beginning balance	$4,398,939
Acquisition of storage facilities	108,356
Improvements and equipment additions	39,613
Net decrease in construction in progress	(1,988)
Dispositions	(3,309)
Ending balance	$4,541,611
Accumulated Depreciation:
Beginning balance	$704,681
Additions during the period	51,440
Dispositions	(2,540)
Ending balance	$753,581

The Company acquired six self-storage facilities during the six months ended June 30, 2019. The acquisitions of these facilities were accounted for as asset acquisitions. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values.

The purchase prices of the facilities acquired in 2019 have been assigned as follows:

(dollars in thousands)				Consideration paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customers Leases	Closing Costs Expensed
NY	1	1/16/2019	$57,169	$46,402	$10,715	$—	$52	$30,029	$26,863	$277	$—
FL	1	3/8/2019	9,302	9,222	—	—	80	1,817	7,377	108	—
OH	3	4/30/2019	33,256	32,976	—	—	280	3,749	28,651	856	—
FL	1	6/11/2019	9,955	9,926	—	—	29	662	9,208	85	—
Total acquired in 2019	6		$109,682	$98,526	$10,715	$—	$441	$36,257	$72,099	$1,326	$—

The facility purchased in New York was acquired as the result of the Company’s acquisition of the remaining 60% ownership interest in Review Avenue Partners, LLC (“RAP”). Prior to this acquisition, RAP was a joint venture between the Company and an otherwise unrelated third-party which had been accounted for by the Company using the equity method of accounting (see Note 10 for additional information on RAP). The purchase price for this acquisition includes the carrying value of the Company’s equity investment in RAP of $10.7 million at the time of the acquisition. The facilities acquired in Florida and Ohio were purchased from unrelated third-parties.

The $98.5 million of cash paid for the facilities acquired in 2019 includes $0.2 million of deposits that were paid in 2018, when one of these facilities was originally under contract, and $1.2 million of cash to be paid later in 2019. In addition to the Company’s equity investment in RAP at carrying value, non-cash investing activities during 2019 include the assumption of net other liabilities totaling $441,000.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
In-place customer leases	$77,041	$75,715
Accumulated amortization	(75,624)	(74,744)
Net carrying value at the end of period	$1,417	$971

Amortization expense related to in-place customer leases was $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively. The Company did not record any amortization expense during the three and six months ended June 30, 2018 as all in-place customer leases were fully amortized at the beginning of the period.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2017, 2018 and 2019, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.1 million and $0.8 million during the three and six months ended June 30, 2019, respectively, and $0.3 million during the six months ended June 30, 2018. There was de minimis impact on the three months ended June 30, 2018. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of June 30, 2019 will have minimal additional impact on depreciation expense during the remainder of 2019.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by less than $0.01 and by approximately $0.02 for the three and six months ended June 30, 2019, respectively, and by $0.01 for the six months ended June 30, 2018.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Revolving line of credit borrowings	$—	$91,000

Term note due June 4, 2020	—	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	—
Total term note principal balance outstanding	$1,875,000	$1,625,000
Less: unamortized debt issuance costs	(12,076)	(9,778)
Less: unamortized senior term note discount	(5,948)	(4,402)
Term notes payable	$1,856,976	$1,610,820

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023 and a term note in the principal amount of $100 million with a maturity date of June 4, 2020. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2019 the margin is 0.95%), interest on the term note at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2019 the margin is 1.00%), and requires an annual facility fee on the revolving credit facility which varies based upon the Company’s credit rating (at June 30, 2019 the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at June 30, 2019 was approximately 3.38% (3.47% at December 31, 2018) and the interest rate on the term note at June 30, 2019 was approximately 3.43% (3.52% at December 31, 2018). The $100 million principal on the term note was paid off in the second quarter of 2019 in conjunction with the issuance of the 2029 Senior Notes which are discussed further below. At June 30, 2019 there was $499.7 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

On June 3, 2019, the Operating Partnership issued $350 million in aggregate principal amount of 4.000% unsecured senior notes due June 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued at a 0.524% discount to par value. Interest on the 2029 Senior Notes is payable semi-annually in arrears on each June 15 and December 15, beginning on December 15, 2019. The 2029 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $1.8 million and underwriting and other offering expenses of $3.1 million, totaled $345.1 million.

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

The indenture under which the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At June 30, 2019, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2019, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2019, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at June 30, 2019 and December 31, 2018. Amortization expense related to these deferred debt issuance costs was $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2019 and December 31, 2018 consist of the following:

(dollars in thousands)	June 30, 2019	December 31, 2018
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.5 million, principal and interest paid monthly (effective interest rate 5.22%)	$2,835	$2,863
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.4 million, principal and interest paid monthly (effective interest rate 4.30%)	3,980	4,028
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.56%)	3,836	3,871
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.4 million, principal and interest paid monthly (effective interest rate 6.33%)	1,456	1,540
Total mortgages payable	$12,107	$12,302

The table below summarizes the Company’s debt obligations at June 30, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (3.38% at June 30, 2019)	—	—	—	—	—	—	$—	$—
Notes Payable:
Term note - variable rate LIBOR + 1.00% (3.43% at June 30, 2019)	—	—	—	—	—	—	$—	$—
Term note - fixed rate 5.54%	—	—	$100,000	—	—	—	$100,000	$106,447
Term note - fixed rate 4.533%	—	—	—	—	—	$175,000	$175,000	$185,617
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$605,131
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$466,675
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$196,377
Term note - fixed rate 4.00%	—	—	—	—	—	$350,000	$350,000	$358,710
Mortgage note - fixed rate 4.98%	$28	$59	$2,748	—	—	—	$2,835	$2,899
Mortgage note - fixed rate 4.065%	$48	$99	$104	$108	$3,621	—	$3,980	$4,063
Mortgage note - fixed rate 5.26%	$36	$74	$78	$83	$3,565	—	$3,836	$4,103
Mortgage note - fixed rate 5.99%	$86	$181	$192	$203	$216	$578	$1,456	$1,575
Total	$198	$413	$103,122	$394	$7,402	$1,775,578	$1,887,107

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

In the third quarter of 2018, the Company’s last remaining interest rate swaps on $100 million of the Company’s variable rate debt expired and were settled by the Company. As a result, no gains or losses related to interest rate swaps are included in AOCL at June 30, 2019. There are no interest rate swaps held by the Company at June 30, 2019.

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

During each of the three and six months ended June 30, 2018, the net reclassification from AOCL to interest expense was ($0.1 million) based on payments received under the swap agreements. There was no such reclassification in 2019 as the Company did not have any interest rate swaps outstanding during the six months ended June 30, 2019. Payments received under the interest rate swap agreements have been reclassified to interest expense as settlements occurred.

The changes in AOCL for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

(dollars in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Accumulated other comprehensive loss beginning of period	$(6,646)	$(7,310)	$(6,875)	$(7,587)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	113	458	309
Unrealized (loss) gain from changes in the fair value of the effective portion of the interest rate swaps	—	(7)	—	74
Amount included in other comprehensive income	229	106	458	383
Accumulated other comprehensive loss end of period	$(6,417)	$(7,204)	$(6,417)	$(7,204)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at June 30, 2019	Company common ownership interest at June 30, 2019	Carrying value of investment at June 30, 2019	Carrying value of investment at December 31, 2018
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$84.3 million	$85.8 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	30	15%	$13.3 million	$13.4 million
191 III Life Storage Holdings LLC (“191 III”)[3]	6	20%	$9.1 million	$9.3 million
Life Storage-SERS Storage LLC (“SERS”)[4]	3	20%	$3.3 million	$3.5 million
Life Storage-HIERS Storage LLC (“HIERS”)[5]	12	20%	$9.2 million	$9.3 million
Iskalo Office Holdings, LLC (“Iskalo”)[6]	N/A	49%	($0.4 million)	($0.4 million)
Urban Box Coralway Storage, LLC (“Urban Box”)[7]	1	85%	$4.1 million	$4.4 million
SNL/Orix 1200 McDonald Ave., LLC (“McDonald”)[8]	1	5%	$2.8 million	$2.8 million
SNL Orix Merrick, LLC (“Merrick”)[9]	1	5%	$2.5 million	$2.5 million
N 32nd Street Self Storage, LLC (“N32”)[10]	1	46%	$1.2 million	$1.2 million
NYX Don Mills Storage LP ("Don Mills")[11]	1*	15%	$1.1 million	$1.0 million
NYX Sheridan Storage LP ("Sheridan")[12]	1*	38.3%	$0.7 million	$0.7 million
NYX Appleby Storage LP ("Appleby")[13]	1*	37.5%	$1.0 million	$1.0 million
Bluebird Sanford Storage LP ("Sanford")[14]	1	20.5%	$0.3 million	N/A
Bluebird Ingram Storage LP ("Ingram")[15]	1	46.3%	$1.3 million	N/A
Other joint ventures	N/A	N/A	$0.3 million	N/A
*Property in development stage

[1]

Sovran HHF owns self-storage facilities in Arizona (11), Colorado (4), Florida (3), Georgia (1), Kentucky (2), Nevada (5), New Jersey (2), Ohio (6), Pennsylvania (1), Tennessee (2) and Texas (20). Sovran HHF has entered into non-recourse mortgage loans with $219.4 million of principal outstanding at June 30, 2019. During the six months ended June 30, 2019, the Company received $3.2 million of distributions from Sovran HHF. As of June 30, 2019, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

Sovran HHF II owns self-storage facilities in New Jersey (17), Pennsylvania (3), and Texas (10). Sovran HHF II has entered into non-recourse mortgage loans with $87.5 million of principal outstanding at June 30, 2019. During the six months ended June 30, 2019, the Company received $1.0 million of distributions from Sovran HHF II.

[3]

191 III owns six self-storage facilities in California. 191 III has entered into a non-recourse mortgage loan with $57.2 million of principal outstanding at June 30, 2019. During the six months ended June 30, 2019, the Company contributed $0.1 million as its share of capital to the joint venture. During the six months ended June 30, 2019, the Company received $0.2 million of distributions from 191 III.

[4]

SERS owns three self-storage facilities in Georgia. SERS has entered into a non-recourse mortgage loan with $22.0 million of principal outstanding at June 30, 2019. During the six months ended June 30, 2019, the Company received $0.1 million of distributions from SERS.

[5]

HIERS owns self-storage facilities in Arizona (2), Florida (1), North Carolina (1), Texas (7), and Virginia (1) which were acquired from the Company in the fourth quarter of 2018. HIERS has entered into a non-recourse mortgage loan with $45.4 million of principal outstanding at June 30, 2019. During the six months ended June 30, 2019, the Company received $0.2 million of distributions from HIERS.

[6]

Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $0.6 million during each of the six months ended June 30, 2019 and 2018. During the six months ended June 30, 2019, the Company received $0.1 million of distributions from Iskalo.

[7]	Urban Box owns a self-storage facility in Florida. Urban Box has entered into a non-recourse mortgage loan with $6.8 million of principal outstanding at June 30, 2019.
[8]	McDonald owns a self-storage facility in New York. McDonald has entered into a non-recourse mortgage loan with $11.8 million of principal outstanding at June 30, 2019.
[9]	Merrick owns a self-storage facility in New York. Merrick has entered into a non-recourse mortgage loan with $12.2 million of principal outstanding at June 30, 2019.

[10]	N32 owns a self-storage property in Arizona and has entered into a non-recourse mortgage loan with $6.3 million of principal outstanding at June 30, 2019.
[11]

Don Mills is developing a self-storage facility in Ontario, Canada which is expected to be completed in 2020. During the six months ended June 30, 2019, the Company contributed $0.1 million as its share of capital to the joint venture.

[12]	Sheridan is developing a self-storage facility in Ontario, Canada which is expected to be completed by 2021.
[13]	Appleby is developing a self-storage facility in Ontario, Canada which is expected to be completed by 2021.
[14]

Sanford owns a self-storage facility in Ontario, Canada and has entered into a non-recourse mortgage loan with $3.3 million of principal outstanding at June 30, 2019. The Company entered into the Sanford joint venture during 2019 and contributed $0.3 million of common capital to Sanford during 2019 as the Company’s share of the initial capital investment in the joint venture.

[15]

Ingram owns a self-storage facility in Ontario, Canada and has entered into a non-recourse mortgage loan with $17.9 million of principal outstanding at June 30, 2019. The Company entered into the Ingram joint venture during 2019 and contributed $1.3 million of common capital to Ingram during 2019 as the Company’s share of the initial capital investment in the joint venture.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that only one of the joint ventures is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” As a result, the Company used the voting model under ASC 810 for all joint ventures not considered a VIE to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures are consolidated by the Company. As the Company does not have the power to direct the activities of the joint venture that is considered a VIE, the VIE joint venture is not consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all joint ventures are accounted for under the equity method of accounting.

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

The Company earns management and/or call center fees ranging from 5% to 7% of joint venture gross revenues as property manager of the self-storage facilities owned by HHF, HHF II, 191 III, SERS, HIERS, Urban Box, McDonald, Merrick, N32, Sanford and Ingram. The Company also earned management and/or call center fees as property manager of the self-storage facility owned by RAP prior to the Company’s acquisition of the remaining 60% ownership interest in RAP discussed above. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.2 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $4.3 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Sovran HHF	$880	$739	$1,709	$1,428
Sovran HHF II	477	432	890	800
191 III	(1)	18	(16)	36
SERS	(74)	25	(120)	86
HIERS	11	—	32	—
RAP	—	(217)	(280)	(432)
Merrick	2	(16)	(3)	(32)
McDonald	(11)	—	(23)	—
Urban Box	(130)	—	(254)	—
N32	(13)	—	(35)	—
Iskalo	58	67	110	134
Sanford	(8)	—	(8)	—
Ingram	(81)	—	(81)	—
	$1,110	$1,048	$1,921	$2,020

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2019 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,156,924
Investment in office building, net	4,530
Other assets	20,419
Total Assets	$1,181,873
Due to the Company	$1,041
Mortgages payable	517,087
Other liabilities	12,139
Total Liabilities	$530,267
Unaffiliated partners’ equity	517,585
Company equity	134,021
Total Partners’ Equity	651,606
Total Liabilities and Partners’ Equity	$1,181,873
Income Statement Data:
Total revenues	$62,811
Property operating expenses	(19,300)
Administrative, management and call center fees	(4,972)
Depreciation and amortization of customer list	(13,472)
Amortization of financing fees	(436)
Income tax expense	(158)
Interest expense	(11,192)
Net income	$13,281

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

The Company recorded federal and state income tax expense of $0.9 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded federal and state income tax expense of $1.2 million for each of the six months ended June 30, 2019 and 2018. These income tax expenses are included in general and administrative expenses in the consolidated statements of operations. At June 30, 2019 and 2018, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2019 and 2018, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable at June 30, 2019 and December 31, 2018 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at June 30, 2019 and December 31, 2018 are classified within prepaid expenses, while the net deferred tax assets of our taxable REIT subsidiaries at June 30, 2019 and December 31, 2018 are classified within other assets in the consolidated balance sheets. As of June 30, 2019, the Company’s taxable REIT subsidiaries have prepaid taxes of $0.2 million, deferred tax assets totaling $2.6 million, and a deferred tax liability of $2.3 million. As of December 31, 2018, the Company’s taxable REIT subsidiaries have prepaid taxes of $0.1 million, deferred tax assets of $2.1 million and a deferred tax liability of $1.6 million. The tax years 2015-2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Numerator:
Net income attributable to common shareholders	$40,742	$39,274	$75,196	$73,163
Denominator:
Denominator for basic earnings per share – weighted average shares	46,582	46,481	46,574	46,467
Effect of Dilutive Securities:
Stock options and non-vested stock	49	95	60	90
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,631	46,576	46,634	46,557
Basic earnings per common share attributable to common shareholders	$0.87	$0.84	$1.61	$1.57
Diluted earnings per common share attributable to common shareholders	$0.87	$0.84	$1.61	$1.57

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Numerator:
Net income attributable to common unitholders	$40,742	$39,274	$75,196	$73,163
Denominator:
Denominator for basic earnings per unit – weighted average units	46,582	46,481	46,574	46,467
Effect of Dilutive Securities:
Stock options and non-vested stock	49	95	60	90
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,631	46,576	46,634	46,557
Basic earnings per common unit attributable to common unitholders	$0.87	$0.84	$1.61	$1.57
Diluted earnings per common unit attributable to common unitholders	$0.87	$0.84	$1.61	$1.57

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 82,108 unvested restricted shares for the three months ended June 30, 2019, and 11,000 stock options and 111,122 unvested restricted shares for the three months ended June 30, 2018, because their effect would be antidilutive. Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 77,939 unvested restricted shares for the six months ended June 30, 2019, and 11,000 stock options and 114,592 unvested restricted shares for the six months ended June 30, 2018, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the six months ended June 30, 2019:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance December 31, 2018	$466	$2,372,157	$(308,011)	$(6,875)	$2,057,737
Earned portion of non-vested stock	—	1,396	—	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(294)	—	(294)
Net income attributable to common shareholders	—	—	34,454	—	34,454
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,631)	—	(46,631)
Balance March 31, 2019	466	2,373,553	(320,482)	(6,646)	2,046,891
Issuance of non-vested stock	1	—	—	—	1
Earned portion of non-vested stock	—	839	—	—	839
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(150)	—	(150)
Net income attributable to common shareholders	—	—	40,742	—	40,742
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,632)	—	(46,632)
Balance June 30, 2019	$467	$2,374,392	$(326,522)	$(6,417)	$2,041,920

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the six months ended June 30, 2018:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance December 31, 2017	$466	$2,363,171	$(327,727)	$(7,587)	$2,028,323
Forfeiture of non-vested stock	(1)	1	—	—	—
Earned portion of non-vested stock	—	1,495	—	—	1,495
Stock option expense	—	4	—	—	4
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	1,470	—	1,470
Net income attributable to common shareholders	—	—	33,889	—	33,889
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Change in fair value of derivatives, net of reclassifications	—	—	—	48	48
Dividends	—	—	(46,121)	—	(46,121)
Balance March 31, 2018	465	2,364,671	(338,489)	(7,310)	2,019,337
Exercise of stock options	1	3,044	—	—	3,045
Earned portion of non-vested stock	—	1,252	—	—	1,252
Stock option expense	—	3	—	—	3
Carrying value less than redemption value on redeemed noncontrolling interest	—	(28)	—	—	(28)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	—	(3,035)	—	(3,035)
Net income attributable to common shareholders	—	—	39,274	—	39,274
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Change in fair value of derivatives, net of reclassifications	—	—	—	(123)	(123)
Dividends	—	—	(46,514)	—	(46,514)
Balance June 30, 2018	$466	$2,368,942	$(348,764)	$(7,204)	$2,013,440

On June 14, 2018, the Company entered into a continuous equity offering program with Wells Fargo Securities, LLC, Jeffries LLC, SunTrust Robinson Humphrey, Inc., HSBC Securities (USA) Inc., BB&T Capital Markets, a division of BB&T Securities, LLC and BTIG, LLC, pursuant to which the Company may sell up to $300 million in aggregate offering price of shares of the Company’s common stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program. During 2019 and 2018, the Company did not issue any shares of common stock under this equity program.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the six months ended June 30, 2019 or the six months ended June 30, 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the six months ended June 30, 2019 and 2018.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the six months ended June 30, 2019:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance December 31, 2018	$20,816	$2,043,796	$(6,875)	$2,057,737
Earned portion of non-vested stock	14	1,382	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	(294)	—	(294)
Net income attributable to common unitholders	347	34,107	—	34,454
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,162)	—	(46,631)
Balance March 31, 2019	20,710	2,032,827	(6,646)	2,046,891
Earned portion of non-vested stock	9	831	—	840
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	(150)	—	(150)
Net income attributable to common unitholders	409	40,333	—	40,742
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,163)	—	(46,632)
Balance June 30, 2019	$20,661	$2,027,676	$(6,417)	$2,041,920

The following is a reconciliation of the changes in total partners’ capital for the six months ended June 30, 2018:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance December 31, 2017	$20,478	$2,015,432	$(7,587)	$2,028,323
Forfeiture of non-vested stock	1	(1)	—	—
Earned portion of non-vested stock	15	1,480	—	1,495
Stock option expense	—	4	—	4
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	1,470	—	1,470
Net income attributable to common unitholders	340	33,549	—	33,889
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Change in fair value of derivatives, net of reclassifications	—	—	48	48
Distributions	(463)	(45,658)	—	(46,121)
Balance March 31, 2018	20,373	2,006,274	(7,310)	2,019,337
Exercise of stock options	30	3,015	—	3,045
Earned portion of non-vested stock	13	1,239	—	1,252
Stock option expense	—	3	—	3
Carrying value less than redemption value on redeemed noncontrolling interest	(2)	(26)	—	(28)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(3,035)	—	(3,035)
Net income attributable to common unitholders	395	38,879	—	39,274
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Change in fair value of derivatives, net of reclassifications	(1)	1	(123)	(123)
Distributions	(467)	(46,047)	—	(46,514)
Balance June 30, 2018	$20,343	$2,000,301	$(7,204)	$2,013,440

15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 effective as of January 1, 2018. The Company elected to adopt the standard using the modified retrospective transition method. Leases are specifically excluded from the scope of ASU 2014-09, therefore, upon analysis, the Company concluded that the adoption of the new standard did not have any impact on the timing or amounts of the Company’s rental revenue from customers which represents nearly 90% of the Company’s total operating revenues. The Company also concluded that the adoption of the new standard did not have any material impact on the timing or amounts of the Company’s other material revenue streams and no cumulative effect adjustment was required as of the date of initial application. Payment from such revenue streams is due and generally collected upon invoice. Also, as part of the Company’s adoption of ASU 2014-09, the Company elected to apply the guidance only to contracts that were not completed contracts at the date of initial application. Further, related to the Company’s management fee revenue stream which relates to managing self-storage facilities for third-parties and unconsolidated joint ventures, the Company has elected to apply a practical expedient provided in the new standard which allows the Company to recognize revenue in the amount of management fees to which the Company has a right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date. With respect to the Company’s revenues related to tenant reinsurance through March 31, 2019, the Company recognizes revenue based upon the amount that the Company has the right to invoice following the practical expedient in ASC 606-10-55-18 as such amount corresponds directly with the value to the third-party insurer of the entity’s performance completed to date. Beginning April 1, 2019, the Company recognizes revenue related to tenant reinsurance in the period during which premiums are earned and tenant reinsurance is provided.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASC 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840, “Leases” (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability under this guidance is equal to the present value of lease payments and the right-of-use asset is based on the lease liability, subject to adjustments such as for initial direct costs and prepaid or accrued lease payments. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases result in straight-line expense (similar to previous accounting by lessees for operating leases under ASC 840) while finance leases result in a front-loaded expense pattern (similar to previous accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The Company adopted ASU 2016-02 effective as of January 1, 2019. Management determined that the application of ASC 842 did not have a significant impact on the Company’s leases existing at the date of adoption where the Company is a lessor. The Company has inventoried all leases where the Company is a lessee as of January 1, 2019 and has examined certain other contracts to identify whether such contracts contain a lease as defined under the new guidance. The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of the date of adoption of ASU 2016-02. The aggregate right-of-use assets and related lease liabilities at the initial date of application related to all leases identified by the Company where the Company is a lessee both totaled approximately $16 million. At June 30, 2019, the Company’s aggregate right-of-use assets total $15.0 million and are included in other assets on the consolidated balance sheet. The related lease liabilities total $14.4 million and are included in accounts payable and accrued liabilities on the consolidated balance sheet. No such right-of-use assets or related lease liabilities are recorded at December 31, 2018 as the presentation related to leases at December 31, 2018 continues to reflect the accounting guidance in ASC 840.

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

Expenses related to operating leases totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively. At June 30, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 10.5 years and 5.3%, respectively.

At June 30, 2019, the Company has no finance leases and approximately $19.2 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2019	$1,322
2020	2,287
2021	2,109
2022	2,109
2023	1,593
Thereafter	9,798
Total	$19,218

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at June 30, 2019 is the result of the impact of the discount rate on future minimum lease payments.

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

16. COMMITMENT AND CONTINGENCIES

At June 30, 2019, the Company was under contract to acquire 16 self-storage facilities for an aggregate purchase price of $202.4 million. Twelve of these 16 self-storage facilities were acquired by the Company subsequent to June 30, 2019 for a purchase price of $134.8 million. The purchase of the remaining four facilities is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At June 30, 2019, the Company was under contract to sell 32 non-strategic self-storage facilities to an unrelated third-party in exchange for cash consideration of $212 million. The sale of these self-storage facilities was finalized on July 2, 2019 (see Note 17).

At June 30, 2019, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $38.5 million under these contracts in 2019 and 2020.

17. SUBSEQUENT EVENTS

On July 2, 2019, the Company declared a quarterly dividend of $1.00 per common share. The dividend was paid on July 26, 2019 to shareholders of record on July 16, 2019. The total dividend paid amounted to $46.7 million.

On July 2, 2019, the Company sold 32 non-strategic self-storage facilities to an unrelated third-party in exchange for cash consideration of $208.8 million, which is net of related costs. The sale resulted in a gain of approximately $101 million which will be reflected in the Company’s results for the third quarter of 2019. The Company considered the guidance in ASC 360-10-45-9 and concluded that this group of 32 self-storage facilities, which is not considered by management to be an individually significant component of the Company under the applicable accounting guidance, was considered held for sale at June 30, 2019. The carrying amounts of the major classes of assets and liabilities related to these 32 self-storage facilities at June 30, 2019 are as follows:

(in thousands)
Land	$21,816
Building, equipment, and construction in progress	$132,415
Accumulated depreciation	$45,515
Cash and cash equivalents	$110
Accounts receivable	$118
Other assets	$56
Accounts payable and accrued liabilities	$1,030
Deferred revenue	$361

Subsequent to June 30, 2019, the Company entered into contracts to acquire six self-storage facilities for an aggregate purchase price of $76.1 million. One of these facilities was leased by the Company at June 30, 2019. The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2019 THROUGH JUNE 30, 2019, COMPARED TO THE PERIOD APRIL 1, 2018 THROUGH JUNE 30, 2018

We recorded rental revenues of $128.9 million for the three months ended June 30, 2019, an increase of $3.0 million or 2.4% when compared to rental revenues of $125.9 million for the same period in 2018. Of the increase in rental revenue, $2.4 million resulted from a 2.1% increase in rental revenues at the 505 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 505 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2018, excluding stores not yet stabilized, the properties we sold in 2018 and on July 2, 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 3.0% increase in rental income per square foot, partially offset by a 100 basis point decrease in average occupancy. The remainder of the overall increase is the result of an increase in rental revenue of $0.6 million related to the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $4.0 million for the three months ended June 30, 2019 compared to the same period in 2018 primarily as a result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due largely in part to the change in the Company’s tenant insurance program.

Property operations and maintenance expenses increased $3.6 million or 12.2% in the three months ended June 30, 2019 compared to the same period in 2018. Expenses related to the 505 core properties considered in the same store pool remained relatively consistent with a minor decrease from the same period in 2018. The overall increase is a result of the net activity of the stores not included in the same store pool and increased expenses related to tenant reinsurance due do the change in the Company’s tenant insurance program. Real estate tax expense increased $0.6 million as a result of a 4.1% increase in property taxes on the 505 core properties considered in the same store pool and the inclusion of taxes on the properties acquired in 2019 and 2018.

Net operating income increased $2.8 million or 3.0% resulting from a 2.4% increase in our same store net operating income along with the impact of the properties acquired since January 1, 2018 and stores not yet stabilized.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended June 30, 2019 and 2018.

	Three Months ended June 30,
(dollars in thousands)	2019	2018
Net income	$40,964	$39,457
General and administrative	10,510	11,728
Payments for rent	141	141
Depreciation and amortization	26,158	24,784
Interest expense	18,759	17,518
Interest income	(46)	(2)
Equity in income of joint ventures	(1,110)	(1,048)
Net operating income	$95,376	$92,578
Net operating income
Same store	$80,252	$78,334
Other stores, tenant reinsurance related income and management fee income	15,124	14,244
Total net operating income	$95,376	$92,578

Our 2019 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2018, excluding stores not yet stabilized, the properties we sold in 2018 and on July 2, 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. The following table sets forth operating data for our 505 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2019	2018	Change
Same store rental income	$118,785	$116,356	2.1%
Same store other operating income	1,790	1,838	(2.6)%
Total same store operating income	120,575	118,194	2.0%
Payroll and benefits	9,664	9,807	(1.5)%
Real estate taxes	14,890	14,301	4.1%
Utilities	3,397	3,488	(2.6)%
Repairs and maintenance	3,909	4,180	(6.5)%
Office and other operating expenses	3,856	3,831	0.7%
Insurance	1,444	1,444	—
Advertising	291	308	(5.5)%
Internet marketing	2,872	2,501	14.8%
Total same store operating expenses	40,323	39,860	1.2%
Same store net operating income	$80,252	$78,334	2.4%

			Change
Quarterly same store move ins	52,576	53,552	(976)
Quarterly same store move outs	46,760	48,143	(1,383)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the three months ended June 30, 2019 decreased $1.2 million or 10.4% when compared with the three months ended June 30, 2018. The decrease was primarily due to the finalization of a lawsuit settlement in the second quarter of 2019.

Depreciation and amortization expense increased to $26.2 million in the three months ended June 30, 2019 from $24.8 million in the same period in 2018 as a result of depreciation and amortization related to self-storage facilities acquired in 2018 and 2019.

Total interest expense increased $1.2 million in the three months ended June 30, 2019 as compared to the same period in 2018 primarily as a result of increased outstanding debt balances in 2019 as compared to 2018.

FOR THE PERIOD JANURY 1, 2019 THROUGH JUNE 30, 2019, COMPARED TO THE PERIOD JANUARY 1, 2018 THROUGH JUNE 30, 2018

We recorded rental revenues of $253.1 million for the six months ended June 30, 2019, an increase of $5.6 million or 2.3% when compared to rental revenues of $247.5 million for the same period in 2018. Of the increase in rental revenue, $5.3 million resulted from a 2.3% increase in rental revenues at the 505 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore, the 505 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2018, excluding stores not yet stabilized, the properties we sold in 2018 and on July 2, 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 3.3% increase in rental income per square foot, partially offset by a 110 basis point decrease in average occupancy. The remainder of the overall increase is the result of an increase in rental revenue of $0.3 million related to the revenues from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $4.9 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily as the result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due largely in part to the change in the Company’s tenant insurance program.

Property operations and maintenance expenses increased $4.4 million or 7.2% in the six months ended June 30, 2019 compared to the same period in 2018. Expenses related to the 505 core properties considered in the same store pool remained relatively consistent with a minor decrease from the same period in 2018. The overall increase is a result of the net activity of the stores not included in the same store pool and increased expenses related to tenant reinsurance due do the change in the Company’s tenant insurance program. Real estate tax expense increased $1.3 million as a result of a 4.9% increase in property taxes on the 505 core properties considered in the same store pool and the inclusion of taxes on the properties acquired in 2019 and 2018.

Net operating income increased $4.8 million or 2.7% resulting from a 2.5% increase in our same store net operating income along with the impact of the properties acquired since January 1, 2018 and stores not yet stabilized.

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the six months ended June 30, 2019 and 2018.

	Six Months ended June 30,
(dollars in thousands)	2019	2018
Net income	$75,600	$73,507
General and administrative	22,847	23,771
Payments for rent	283	283
Depreciation and amortization	52,387	49,548
Interest expense	36,578	34,722
Interest income	(51)	(6)
Gain on sale of storage facilities	(1,076)	—
Equity in income of joint ventures	(1,921)	(2,020)
Net operating income	$184,647	$179,805
Net operating income
Same store	$155,705	$151,885
Other stores, tenant reinsurance related income and management fee income	28,942	27,920
Total net operating income	$184,647	$179,805

Our 2019 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2018, excluding stores not yet stabilized, the properties we sold in 2018 and on July 2, 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. The following table sets forth operating data for our 505 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2019	2018	Change
Same store rental income	$233,941	$228,655	2.3%
Same store other operating income	3,343	3,447	(3.0)%
Total same store operating income	237,284	232,102	2.2%
Payroll and benefits	19,520	19,903	(1.9)%
Real estate taxes	29,780	28,377	4.9%
Utilities	7,211	7,471	(3.5)%
Repairs and maintenance	8,950	8,788	1.8%
Office and other operating expenses	7,726	7,881	(2.0)%
Insurance	2,889	2,847	1.5%
Advertising	582	621	(6.3)%
Internet marketing	4,921	4,329	13.7%
Total same store operating expenses	81,579	80,217	1.7%
Same store net operating income	$155,705	$151,885	2.5%

			Change
Year-to-date same store move ins	97,115	99,972	(2,857)
Year-to-date same store move outs	90,168	92,775	(2,607)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. We believe the decrease in same store move outs was a result of customers increasing their length of stay.

General and administrative expenses for the six months ended June 30, 2019 decreased $0.9 million or 3.9% when compared to the six months ended June 30, 2018. The decrease was primarily due to the finalization of a lawsuit settlement in the second quarter of 2019, partially offset by the impact of the accelerated vesting of Mr. Rogers’ restricted stock awards and performance-based awards as discussed in Note 3, along with increases in technology related expenses. Also contributing to the decrease is approximately $1.1 million of costs incurred in 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters that did not recur in 2019.

Depreciation and amortization expense increased to $52.4 million in the six months ended June 30, 2019 from $49.5 million in the same period in 2018 as a result of depreciation and amortization related to self-storage facilities acquired in 2018 and 2019.

Total interest expense increased $1.9 million in the six months ended June 30, 2019 as compared to the same period in 2018 primarily as a result of increased outstanding debt balances in 2019 as compared to 2018.

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

Reconciliation of Net (Loss) Income to Funds From Operations (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income attributable to common shareholders	$40,742	$39,274	$75,196	$73,163
Net income attributable to noncontrolling interests in the Operating Partnership	222	183	404	344
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	25,722	24,270	51,528	48,526
Depreciation and amortization from unconsolidated joint ventures	1,460	1,234	2,870	2,430
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(369)	(302)	(695)	(582)
Funds from operations available to common shareholders	$67,777	$64,659	$129,303	$123,881

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2019, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2019, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $118.9 million and $110.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in operating cash flows in the 2019 period compared to the 2018 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $142.4 million and $29.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in investing activities in the 2019 period compared to the 2018 period was primarily due to the increased volume of acquisitions in 2019 as compared to the same period in 2018, along with increased expenditures on improvements and equipment additions, increased contributions made to unconsolidated joint ventures, and increased property deposits made.

Cash provided by financing activities was $60.1 million for the six months ended June 30, 2019, compared to cash used in financing activities of $82.4 million for the six months ended June 30, 2018. The change is primarily a result of the issuance of the $350 million 2029 Senior Notes in 2019, partially offset by the pay down of the Company’s $100 million term loan due 2020 and the net repayment of $91 million on the Company’s line of credit in 2019.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the six months ended June 30, 2019, the Company acquired six self-storage facilities comprising 416,000 square feet in Florida (2), Ohio (3) and New York (1) for a total purchase price of $109.7 million. As three of these acquisitions were in the lease-up phase, based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate for these acquisitions was 1.9%. As discussed further in Note 5, the Company held a 40% ownership interest in one of the properties acquired prior to the acquisition of the remaining 60% ownership interest in the first quarter of 2019. The Company did not dispose of any properties during the six months ended June 30, 2019.

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

As of June 30, 2019, the Company has entered into contracts to acquire an additional 16 self-storage facilities for an aggregate purchase price of $202.4 million. Twelve of these 16 self-storage facilities were acquired by the Company subsequent to June 30, 2019 for a purchase price of $134.8 million. The purchase of the remaining four facilities is subject to customary conditions to closing, and there are no assurances that these facilities will be acquired.

Subsequent to June 30, 2019, the Company entered into contracts to acquire six self-storage facilities for an aggregate purchase price of $76.1 million. One of these facilities was leased by the Company at June 30, 2019. The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

In the six months ended June 30, 2019, we added 329,000 square feet to existing properties for a total cost of approximately $25.2 million. We plan to complete an additional $20 million to $30 million of expansions and enhancements to our existing facilities in 2019, of which $18.6 million was paid as of June 30, 2019.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the six months ended June 30, 2019, we invested approximately $14.0 million in such improvements and we expect to invest approximately $6 million to $11 million for the remainder of 2019.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2019, 248,466 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We did not carry any outstanding unsecured floating rate debt million at June 30, 2019. Therefore, based on our outstanding debt balances at June 30, 2019, a 100 basis point increase in interest rates would not have an effect on our annual interest expense. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2019. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2019.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2019. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through June 30, 2019.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - March 31, 2018	—	—	—	—
April 1, 2018 - June 30, 2018	—	—	—	—
July 1, 2018 - September 30, 2018	—	—	—	—
October 1, 2018 - December 31, 2018	—	—	—	—
January 1, 2019 - March 31, 2019	—	—	—	—
April 1, 2019 - June 30, 2019	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955
(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The program does not have an expiration date but may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018;

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 1, 2019

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 1, 2019

Date