Form 10-K
period 2019-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2020-02-25
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

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

.

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

Life Storage, Inc.:
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
Life Storage LP:
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

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

As of June 30, 2019, 46,650,391 shares of Life Storage, Inc.’s Common Stock, $.01 par value per share, were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $4,435,519,176 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2019). As of February 14, 2020, 46,700,081 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2019, the aggregate market value of the 248,466 units of limited partnership (the “OP Units”) held by non-affiliates of Life Storage LP was $23,624,147 (based on the closing price of the Common Stock of Life Storage, Inc. on the New York Stock Exchange on June 30, 2019). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2019.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2019. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired self-storage facilities into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; the regional concentration of the Company’s business may subject it to economic downturns in the states of Texas and Florida; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of operating expenses, principal, interest and dividends; and tax law changes that may change the taxability of future income.

Item 1.	Business

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2019, we had an ownership interest in and/or managed 854 self-storage properties in 29 states and Ontario, Canada. Among our 854 self-storage properties are 125 properties that we manage for unconsolidated joint ventures, 172 properties that we manage and have no ownership interest, and four properties that we lease. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties in the United States conduct business under the customer-friendly name Life Storage ®. In 2019, we began managing certain properties located in the province of Ontario, Canada, under the Bluebird Self Storage brand.

At December 31, 2019, the Parent Company owned a direct or indirect interest in 682 of the Properties through the Operating Partnership, which includes 557 wholly-owned properties and 125 properties owned by unconsolidated joint ventures. In total, we own a 99.5% economic interest in the Operating Partnership and unaffiliated third parties collectively own a 0.5% limited partnership interest at December 31, 2019. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in self-storage facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

We seek to enhance shareholder value through internal growth, acquisition of additional storage properties, expansion and enhancement of existing self-storage properties, expansion of our third-party management platform, select new development, and advances in innovative technology. Internal growth is achieved through aggressive property management: optimizing rental rates, increasing occupancy levels, controlling costs, maximizing collections, and strategically expanding and enhancing the Properties. Should demographic and economic conditions warrant, we may develop new properties. We believe that there continues to be opportunity for growth through acquisitions, including acquisitions through unconsolidated joint ventures of the Company. We seek to acquire self-storage properties that are susceptible to realization of increased economies of scale and improved performance through application of our expertise.

Industry Overview

We believe that self-storage facilities offer affordable storage space to residential and commercial users. In addition to fully enclosed and secure storage space, many facilities also offer outside storage for automobiles, recreational vehicles and boats. Modern facilities, such as those owned and/or managed by the Company, are usually fenced and well lighted with automated access systems, surveillance cameras, offer temperature and humidity control features, and have a full-time manager. Our customers rent space on a month-to-month basis and typically have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by the customer’s lock, and the customer has control of access to the space.

According to the 2020 Self-Storage Almanac, of the estimated 48,000 core self-storage facilities in the United States (those properties identified as having self-storage operated as the core business at the address), approximately 20.2% are owned and/or managed by the 10 largest operators. This results in a highly fragmented industry as the remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow through acquisitions and/or third-party management platforms.

Property Management

We have over 30 years of experience acquiring, building, expanding and managing self-storage facilities, and the combined experience of our key personnel makes us one of the leaders in the industry. We employ the following strategies with respect to our property management:

Our People:

We recognize the importance of quality people to the success of an organization. Accordingly, we hire and train to ensure that associates can reach their full potential. We conduct annual anonymous surveys of all employees to proactively identify areas for improvement. We strive to ensure that all associates conduct themselves in accordance with our core values: Teamwork, Respect, Accountability, Integrity, and Innovation. In turn, we support them with state-of-the-art training tools including an online learning management system, a company intranet and a network of certified training personnel. Every store team also has frequent, and sometimes daily, interaction with an Area Manager, a Regional Vice President, an Accounting Representative, and other support personnel. As such, our store associates are held to high standards for customer service, store appearance, financial performance, and overall operations.

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

•

We employ a Customer Care Center (call center) that services an average of 41,000 rental related inquiries per month. Our Sales Representatives answer incoming sales calls for all of our locations, 364 days a year, 24 hours a day. In addition, they respond to email inquiries and serve as overnight customer service agents to assist customers outside of regular office hours. The team undergoes continuous training and coaching in effective storage sales techniques and best practices in customer service, which we believe results in higher conversions of inquiries to rentals.

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

•

Since demand for storage is largely based on timing, the goal is to create positive brand recognition through a variety of channels, both digital and traditional. When the time comes for a customer to select a storage company, we want the Life Storage brand to be recognized as the most trusted and respected provider. We employ a variety of different strategies to create brand awareness; this includes our Life Storage rental trucks, branded merchandise such as moving and packing supplies, regional marketing in the communities in which we operate, and digital targeting using search, social media and remarketing campaigns. We strive to introduce storage solutions early and often to gain the most exposure as possible for the longest duration.

•

Approximately 51.8% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate, retail and residential customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.

•

We also have a fleet of rental trucks that serve as an added incentive to choose our storage facilities. We believe the availability of our trucks provides a valuable service and added incentive to choose Life Storage. Further, the prominent display of our logo turns each truck into a moving billboard.

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

Ancillary Income:

We know that our 456,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Our Life Storage trucks are available for rent to our new and existing customers, as well as to non-customers. We also rent moving dollies and blankets, in addition to carrying a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance on which we earn income by providing reinsurance through a wholly owned subsidiary of the Company. We also receive incidental income from billboards and cell towers.

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

•

LifeOS generates financial reports for each property that provide our accounting and audit departments with the necessary oversight of transactions; this allows us to maintain proper control of cash receipts.

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

Property Maintenance:

We take great pride in the appearance and structural integrity of our Properties. All of our Properties go through a thorough annual inspection performed by experienced project managers. These inspections provide the basis for short and long term planned projects that are all performed under a standardized set of specifications. Routine maintenance such as landscaping, pest control, and snowplowing is contracted to local providers to whom we clearly communicate our standards. Further, our software tracks repairs, monitors contractor performance and measures the useful life of assets. As with many other aspects of our Company, our size has allowed us to enjoy relatively low maintenance costs because we have the benefit of economies of scale in purchasing, travel, and overhead absorption. In addition, we continually look to green alternatives and implement energy saving alternatives as new technology becomes available. This includes the installation of solar panels, LED lighting, energy efficient air conditioning units, and cool roofs which are all environmentally friendly solutions that have the potential to reduce energy consumption (thereby reducing costs) in the buildings in which they are installed. We continue to implement and expand the Company’s solar panel initiative which has reduced energy consumption and costs at those installed locations.

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

Federal Income Tax

We operate, and we intend to continue to operate, in such a manner as to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders. We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries. In general, our taxable REIT subsidiaries may perform additional services for customers and generally may engage in certain real estate or non-real estate related business. Our taxable REIT subsidiaries are subject to federal and state corporate income taxes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - REIT Qualification and Distribution Requirements.”

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

Several of our competitors are larger and have substantially greater financial resources than we do. These larger operators may, among other possible advantages, be capable of greater leverage and the payment of higher prices for acquisitions. However, we believe that we are well positioned to compete for acquisitions.

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

Disposition Policy

Any disposition decision of our Properties is based on a variety of factors, including, but not limited to, (i) the potential to continue to increase cash flow and value, (ii) the sale price, (iii) the strategic fit with the rest of our portfolio, (iv) the potential for, or existence of, environmental or regulatory issues, (v) alternative uses of capital, and (vi) maintaining qualification as a REIT.

During 2019, the Company sold 32 non-strategic self-storage facilities in Louisiana (9), Mississippi (8), North Carolina (4), South Carolina (5), and Texas (6) to an unrelated third-party for net proceeds of $207.6 million, resulting in a $100.2 million gain on sale. The Company is continuing to manage these properties subsequent to sale.

During 2018, the Company sold 13 non-strategic self-storage facilities in Arizona (2), Florida (1), North Carolina (1), Texas (8), and Virginia (1) for net proceeds of $100.5 million, which includes a $9.1 million investment retained in an unconsolidated joint venture, resulting in a $56.4 million gain on sale. Twelve of these self-storage facilities were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest.

During 2017, the Company sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of $16.9 million, resulting in a loss of approximately $3.5 million. The Company subsequently leased one of these properties and deferred the related gain of $4.1 million until the termination of the lease in 2019.

On January 26, 2020, the Company entered into an agreement to sell one of its self-storage facilities for $19.0 million. On February 11, 2020, one of the Company’s unconsolidated joint ventures entered into a contract to sell nine self-storage facilities for a price of $85.8 million. The sales of these self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be sold.

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

The following sets forth certain financing activities during the year ended December 31, 2019.

On June 3, 2019, the Operating Partnership issued $350 million in aggregate principal amount of 4.00% unsecured senior notes due June 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued at a 0.524% discount to par value. Interest on the 2029 Senior Notes is payable semi-annually in arrears on each June 15 and December 15. The 2029 Senior Notes are fully and unconditionally guaranteed by the Parent Company. In conjunction with the issuance of the 2029 Senior Notes, the Company repaid $100 million of principal on the term note provided for in the Company’s unsecured amended and restated credit agreement effective October 30, 2018 as further discussed in Note 5 to the Consolidated Financial Statements filed herewith.

Amounts outstanding on the Company’s line of credit at December 31, 2019 totaled $65.0 million.

To the extent that we desire to obtain additional capital to pay distributions, to provide working capital, to pay existing indebtedness or to finance acquisitions, expansions or development of new properties, we may utilize amounts available under our line of credit, common or preferred stock offerings, floating or fixed rate debt financing, retention of cash flow (subject to satisfying our distribution requirements under the REIT rules) or a combination of these methods. Additional debt financing may also be obtained through mortgages on our Properties, which may be recourse, non-recourse, or cross-collateralized and may contain cross-default provisions. We have not established any limit on the number or amount of mortgages that may be placed on any single Property or on our portfolio as a whole, although certain of our existing term loans contain limits on overall mortgage indebtedness. For additional information regarding borrowings and equity activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 5 and 6 to the Consolidated Financial Statements filed herewith.

Employees

We currently employ a total of 1,943 employees, including 771 property managers, 48 area managers, and 841 associate managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 280 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

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

We May Incur Problems with Our Real Estate Financing

Unsecured Credit Facility, Term Notes and Senior Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders, along with senior debt of $1,400 million. This indebtedness is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The facilities limit our ability to make distributions to our shareholders, except in limited circumstances.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one, and in some cases two, debt ratings agencies. Should we receive a reduction in our credit rating from the agencies, the interest rate on our line of credit would increase by up to 0.50% and the interest rate on any bank term notes (no principal outstanding at December 31, 2019) would increase by up to 0.65%. Should we fail to attain an investment grade rating from the agencies, the interest rates on our $100 million term note due 2021 and our $175 million term note due 2024 would each increase by 1.750%.

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

Legal Disputes, Settlement and Defense Costs Could Have an Adverse Effect on our Operating Results

We may have to make monetary settlements or defend actions or arbitration (including class actions) to resolve tenant-related, employee-related or other claims and disputes. Settling any such claims and disputes could negatively impact our operating results and cash available for distribution to shareholders, and could also adversely affect our ability to sell, lease, operate or encumber affected self-storage facilities.

Our Tenant Reinsurance Program is Subject to Significant Governmental Regulation Which May Adversely Affect our Operating Results

Our tenant reinsurance program which commenced April 1, 2019 is subject to significant government regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals; to promulgate, interpret, and implement regulations; and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulation or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined, penalized and/or suffer an adverse judgment, which could all adversely affect our business and results of operations.

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

Certain of our subsidiaries have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxed as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount, in addition to other limitations imposed on the deductibility of interest under the TCJA. In addition, if we receive or accrue certain amounts and the underlying economic arrangements between our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2019, our Board of Directors authorized and we declared quarterly common stock dividends of $1.00 per share in January, April, July and October, for a total 2019 dividend per share annual rate of $4.00 per share. In addition, our Board of Directors authorized and we declared a quarterly common stock dividend of $1.07 per share in January 2020. We can provide no assurance that our Board of Directors will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2019, 287 of our 854 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2019, the facilities in Texas and Florida accounted for approximately 20% and 12% of store revenues, respectively. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that resulted in a significant outage of our systems or those of our third-party providers, despite our use of back up and redundancy measures. Further, viruses and other related risks could negatively impact our information technology processes. We could also be subject to a “cyber-attack” or other data security breach which would penetrate our network security, resulting in misappropriation of our confidential information, including customer personal information. Although the Company has insurance for such events, system disruptions and shutdowns could also result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to move out of rented storage spaces. Such events could lead to lost future sales and adversely affect our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2019, we held ownership interests in, leased, and/or managed a total of 854 Properties situated in 29 states and Ontario, Canada. Among our 854 self-storage properties are 125 properties that we manage for unconsolidated joint ventures of which we have varying percentage ownership interests. For additional information regarding unconsolidated joint ventures, see Note 11 to the Consolidated Financial Statements filed herewith.

Our Properties offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our Properties range in size from 17,000 to 194,000 net rentable square feet, with an average of approximately 72,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. All Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2019:

	Number of Stores at December 31, 2019	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	21	1,578,154	12,132	2.03%
Arizona	30	2,202,590	20,029	4.39%
California	31	2,775,908	24,591	6.28%
Colorado	11	767,980	6,777	1.54%
Connecticut	11	835,412	8,706	2.00%
Florida	113	7,887,760	78,131	12.07%
Georgia	46	3,237,746	28,154	4.65%
Illinois	42	3,173,560	31,339	6.18%
Kentucky	2	142,764	1,322	0.24%
Louisiana	52	4,457,561	37,475	4.55%
Maine	7	372,316	3,270	0.69%
Maryland	8	431,110	4,851	0.49%
Massachusetts	16	887,679	9,409	1.87%
Mississippi	15	1,117,223	8,461	1.23%
Missouri	17	1,203,315	10,767	1.85%
Nevada	24	1,819,152	15,283	3.29%
New Hampshire	11	776,660	6,927	1.33%
New Jersey	35	2,601,814	27,034	5.73%
New York	55	3,334,691	35,781	7.20%
North Carolina	27	1,727,517	16,337	2.02%
Ohio	25	1,738,107	14,528	2.67%
Ontario, Canada	6	438,075	4,690	0.50%
Pennsylvania	14	928,371	8,332	1.73%
Rhode Island	4	205,871	1,922	0.48%
South Carolina	19	1,261,777	11,757	1.34%
Tennessee	8	579,647	4,936	0.88%
Texas	174	13,120,354	109,237	19.97%
Virginia	25	1,870,501	17,261	2.42%
Washington	3	205,350	2,417	0.15%
Wisconsin	2	167,627	1,626	0.23%
Total	854	61,846,592	563,482	100.00%

At December 31, 2019, the Properties had an average occupancy of 83.0%, including the Company’s wholly owned self-storage facilities which had an average occupancy of 88.2%. For the quarter ended December 31, 2019, the Properties had an annualized rent per occupied square foot of $14.72, including the Company’s wholly owned self-storage facilities which had an annualized rent per occupied square foot of $14.63.

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “LSI”. As of February 14, 2020, there were approximately 531 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2019 represent 79% ordinary income, 3% capital gain, and 18% return of capital.

The following table summarizes our purchases of our common stock for the years ended December 31, 2019, 2018, and 2017.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	© Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 1, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - December 31, 2018	—	—	—	—
January 1, 2019 - December 31, 2019	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955

(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The program does not have an expiration date but may be suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2019, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
2015 Award and Option Plan (1)	146,031	$—	239,569
2009 Outside Directors’ Stock Option and Award Plan	16,500	$78.13	3,312
Deferred Compensation Plan for Directors (2)	23,450	N/A	20,688
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)

Includes the actual number of shares issued in January 2020 related to the 2016 performance-based awards (24,148) and the maximum number of shares (121,883) that could be issued as part of the 2017, 2018 and 2019 performance-based awards. The actual number of shares to be issued as part of the 2017, 2018, and 2019 performance-based awards will be determined at the end of the three-year performance periods in 2020, 2021 and 2022, respectively. See Note 9 to our consolidated financial statements filed herewith.

(2)

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

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2014 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts (NAREIT) Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2014 - DECEMBER 31, 2019

	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019
S&P	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
NAREIT	$100.00	$103.20	$111.99	$117.84	$112.39	$141.61
LSI	$100.00	$127.40	$104.97	$115.26	$125.85	$152.62

The foregoing item assumes $100.00 invested on December 31, 2014, with dividends reinvested.

Item 6.	Selected Financial Data

LIFE STORAGE, INC.

The following table sets forth selected financial and operating data on an historical consolidated basis for the Parent Company. The selected historical financial data as of and for the five-year period ended December 31, 2019 are derived from the Parent Company’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Parent Company included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data
Operating revenues	$574,739	$550,850	$529,750	$462,608	$366,602
Net income	260,077	207,558	96,809	84,956	113,077
Net income attributable to common shareholders	258,699	206,590	96,365	85,225	112,524
Income from continuing operations per common share attributable to common shareholders – diluted	5.55	4.43	2.07	1.96	3.16
Net income per common share attributable to common shareholders – basic	5.55	4.44	2.08	1.97	3.18
Net income per common share attributable to common shareholders – diluted	5.55	4.43	2.07	1.96	3.16
Dividends declared per common share (1)	4.00	4.00	3.95	3.70	3.20
Balance Sheet Data
Investment in storage facilities at cost	$4,749,473	$4,398,939	$4,321,410	$4,243,308	$2,491,702
Total assets	4,232,964	3,892,212	3,876,774	3,857,984	2,118,822
Total debt	1,958,122	1,714,122	1,726,763	1,653,552	827,643
Total liabilities	2,073,763	1,810,759	1,829,078	1,751,399	898,336
Other Data
Net cash provided by operating activities	$278,842	$262,298	$248,634	$225,788	$186,198
Net cash used in investing activities	(302,522)	(55,700)	(156,510)	(1,796,069)	(328,689)
Net cash provided by (used in) financing activities	31,171	(201,992)	(106,588)	1,587,184	140,968

(1)

In 2015, we declared regular quarterly dividends of $0.75 in January and April, and $0.85 in July and October. In 2016, we declared regular quarterly dividends of $0.85 in January and $0.95 in April, July and October. In 2017, we declared regular quarterly dividends of $0.95 in January and $1.00 in April, July and October. In 2018, we declared regular quarterly dividends of $1.00 in January, April, July and October. In 2019, we declared regular quarterly dividends of $1.00 in January, April, July and October.

LIFE STORAGE LP

The following table sets forth selected financial and operating data on an historical consolidated basis for the Operating Partnership. The selected historical financial data as of and for the five-year period ended December 31, 2019 are derived from the Operating Partnership’s consolidated financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, and their report thereon, are included herein. The other data presented below is not derived from the financial statements.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto of the Operating Partnership included elsewhere in this Annual Report on Form 10-K:

	At or For Year Ended December 31,
(dollars in thousands, except per unit data)	2019	2018	2017	2016	2015
Operating Data
Operating revenues	$574,739	$550,850	$529,750	$462,608	$366,602
Net income	260,077	207,558	96,809	84,956	113,077
Net income attributable to common unitholders	258,699	206,590	96,365	85,225	112,524
Income from continuing operations per common unit attributable to common unitholders – diluted	5.55	4.43	2.07	1.96	3.16
Net income per common unit attributable to common unitholders – basic	5.55	4.44	2.08	1.97	3.18
Net income per common unit attributable to common unitholders – diluted	5.55	4.43	2.07	1.96	3.16
Distributions declared per common unit (1)	4.00	4.00	3.95	3.70	3.20
Balance Sheet Data
Investment in storage facilities at cost	$4,749,473	$4,398,939	$4,321,410	$4,243,308	$2,491,702
Total assets	4,232,964	3,892,212	3,876,774	3,857,984	2,118,822
Total debt	1,958,122	1,714,122	1,726,763	1,653,552	827,643
Total liabilities	2,073,763	1,810,759	1,829,078	1,751,399	898,336
Other Data
Net cash provided by operating activities	$278,842	$262,298	$248,634	$225,788	$186,198
Net cash used in investing activities	(302,522)	(55,700)	(156,510)	(1,796,069)	(328,689)
Net cash provided by (used in) financing activities	31,171	(201,992)	(106,588)	1,587,184	140,968

(1)

In 2015, we declared regular quarterly distributions of $0.75 in January and April, and $0.85 in July and October. In 2016, we declared regular quarterly distributions of $0.85 in January and $0.95 in April, July and October. In 2017, we declared regular quarterly distributions of $0.95 in January and $1.00 in April, July and October. In 2018, we declared regular quarterly distributions of $1.00 in January, April, July and October. In 2019, we declared regular quarterly distributions of $1.00 in January, April, July and October.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Disclosure Regarding Forward-Looking Statements

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; the Company’s ability to evaluate, finance and integrate acquired self-storage facilities into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; the regional concentration of the Company’s business may subject it to economic downturns in the states of Texas and Florida; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of operating expenses, principal, interest and dividends; and tax law changes that may change the taxability of future income.

Business and Overview

We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. All of our stores in the United States conduct business under the customer-friendly name Life Storage ®. In 2019, we began managing certain properties located in the province of Ontario, Canada, under the Bluebird Self Storage brand.

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
o

Our truck move-in program, under which, at present, 310 of our stores offer Life Storage trucks to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

o	Our dehumidification system provides our customers with a better environment to store their goods and improves yields on our Properties;
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

•

We also look to enter new markets that are in the top 50 Metropolitan Statistical Areas (MSA) by acquiring established multi-property portfolios. With this strategy we are then able to seek out additional acquisition or third-party management opportunities to continue to grow market share and branding and enhance economies of scale.

•	We primarily target stores with higher average rental rates per square foot than our overall portfolio to help improve operating margin.
C.	Expanding our management business:
•

We see our management business as a source of future acquisitions. We hold a minority interest in multiple joint ventures which hold a total of 125 properties that we manage. In addition, we manage 172 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

D.	Expanding and enhancing our existing stores:
•

Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2015, we added 256,000 square feet to existing Properties and converted 5,000 square feet to premium storage for a total cost of approximately $14.1 million; in 2016, we added 343,000 square feet to existing Properties and converted 55,000 square feet to premium storage for a total cost of approximately $22.4 million; in 2017, we added 382,000 square feet to existing Properties and converted 122,000 square feet to premium storage for a total cost of approximately $35.2 million; in 2018, we added 365,000 square feet to existing Properties and converted 25,000 square feet to premium storage for a total cost of approximately $27.8 million; and in 2019, we added 553,000 square feet to existing Properties and converted 141,000 square feet to premium storage for a total cost of approximately $58.1 million. From 2015 through 2019 we also installed solar panels on 16 buildings for a total cost of approximately $5.9 million. Our solar panel initiative, which began in 2011, has reduced energy consumption at those installed locations.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro-market specific in that a majority of our business comes from within a five-mile radius of our stores. Suppressed economic conditions and a tight credit market environment resulted in a decrease in new supply on a national basis from 2010-2015, but the out-performance of the sector compared to other real estate asset classes has drawn new capital to self-storage. The Company experienced significant new competition in recent years, especially in its Texas markets, and expects continued growth in new supply at least through 2020. Despite the inflow of additional properties, we have seen capitalization rates on quality stabilized acquisitions in the top 50 major metropolitan markets (expected annual return on investment) remain stable at approximately 5.00% to 5.50%.

We have experienced annual same store sales increases each year for the past 10 years, subsequent to the economic recession of 2009. We feel our recent performance further supports the notion that the self-storage industry holds up well regardless of the prevailing economic landscape.

We believe that the decrease in same store move-ins in 2019 when compared to 2018 was due to increased competition and customer rate sensitivity in certain markets. We believe the reduction in same store move-outs over the same period was a result of customers increasing their length of stay.

	2019	2018	Change
Same store move ins	188,760	191,749	(2,989)
Same store move outs	188,630	194,193	(5,563)
Difference	130	(2,444)	2,574

Elevated property tax increases is a trend that we experienced from 2015 through 2019. We expect same store expense growth resulting from increases in health costs, property insurance and property taxes in 2020, to be partially offset by operating efficiencies gained from leveraging technology. We believe the same store expense increases will be at manageable levels.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to carrying values of storage facilities, bad debts, and contingencies and litigation. We base these estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assigning purchase price to assets acquired: Upon adoption of Accounting Standards Update 2017-01, most of our self-storage facility acquisitions, including all self-storage facility acquisitions in 2019 and 2018, are not considered business combinations and are treated as asset acquisitions. As a result, the cost of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the relative fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual property based on various factors specific to the properties and the functional, economic and other factors affecting each property. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use financial projections and applicable capitalization rates to estimate the fair values of properties acquired, as well as current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and turnkey factor, economic profit and economic obsolescence considerations associated with these assets. The fair values of in-place customer leases are based on the rent that would be lost due to the amount of time required to replace existing customers which is based on our historical experience with market demand and turnover in our facilities.

Consolidation and investment in joint ventures: We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity or have the power to direct the activities most significant to the economic performance of the entity. Investments in joint ventures that we do not control but over which we have significant influence are reported using the equity method. Under the equity method, our investments in joint ventures are stated at cost and adjusted for our share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on our ownership interest in the earnings of each of the unconsolidated real estate ventures.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

We recorded rental revenues of $510.8 million for the year ended December 31, 2019, an increase of $8.3 million or 1.7% when compared to 2018 rental revenues of $502.5 million. Of the change in rental revenue, a $10.7 million increase resulted from a 2.3% increase in rental revenues at the 504 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 504 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2018, excluding stores not yet stabilized, the properties we sold in 2018 and 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 3.0% increase in rental income per square foot, partially offset by a 90 basis point decrease in average occupancy. The increase in same store rental revenues was offset by a decrease in rental revenues of $2.4 million primarily related to the stores sold in 2018 and 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $15.6 million for the year ended December 31, 2019 compared to 2018 primarily as the result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due primarily to the change in the Company’s tenant insurance program effective April 1, 2019.

Property operations and maintenance expenses increased $9.0 million or 7.4% in 2019 compared to 2018. The 504 core properties considered in the same store pool experienced a $2.1 million or 2.0% decrease in such expenses. The overall increase is a result of the net activity of the stores not included in the same store pool and increased expenses related to tenant reinsurance due to the change in the Company’s tenant insurance program effective April 1, 2019. Real estate tax expense increased $3.7 million or 6.0% in 2019 compared to 2018. The 504 core properties considered in the same store pool experienced a $3.3 million or 5.9% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $0.4 million from the stores not included in the same store pool.

Our 2019 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2018, excluding stores not yet stabilized, the properties we sold in 2018 and 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP.

The following table sets forth operating data for our 504 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2019	2018	Change
Same store rental income	$473,915	$463,232	2.3%
Same store other operating income	6,514	6,726	(3.2)%
Total same store operating income	480,429	469,958	2.2%
Payroll and benefits	38,062	39,214	(2.9)%
Real estate taxes	59,463	56,142	5.9%
Utilities	14,900	15,135	(1.6)%
Repairs and maintenance	16,289	17,497	(6.9)%
Office and other operating expenses	15,218	15,925	(4.4)%
Insurance	5,771	5,731	0.7%
Advertising	856	1,220	(29.8)%
Internet marketing	10,363	8,811	17.6%
Total same store operating expenses	160,922	159,675	0.8%
Same store net operating income	$319,507	$310,283	3.0%

Net operating income increased $11.2 million or 3.0% as a result of a 3.0% increase in our same store net operating income along with an increase of $2.0 million related to the Company’s tenant insurance program and the properties not included in the same store pool.

Net operating income or “NOI” is a non-GAAP (generally accepted accounting principles) financial measure that we define as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, impairment and casualty losses, operating lease expense, depreciation and amortization expense, any losses on sale of real estate, acquisition related costs, general and administrative expense, and deducting from net income: income from discontinued operations, interest income, any gains on sale of real estate, and equity in income of joint ventures. We believe that NOI is a meaningful measure to investors in evaluating our operating performance because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, and in comparing period-to-period and market-to-market property operating results. Additionally, NOI is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending on accounting methods and the book value of assets. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income. There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income.

The following table reconciles our net income presented in the 2019 and 2018 consolidated financial statements to NOI generated by our self-storage facilities during those years.

	Year ended December 31,
(dollars in thousands)	2019	2018
Net income	$260,077	$207,558
General and administrative	46,622	48,322
Payments for rent	358	565
Depreciation and amortization	107,130	102,530
Gain on sale of storage facilities	(104,353)	(56,398)
Gain on sale of real estate	(1,781)	(718)
Interest expense	76,430	70,672
Interest income	(342)	(13)
Equity in income of joint ventures	(4,566)	(4,122)
Net operating income	$379,575	$368,396
Net operating income
Same store	319,507	310,283
Other stores, tenant reinsurance related income and management fee income	60,068	58,113
Total net operating income	$379,575	$368,396

General and administrative expenses decreased $1.7 million or 3.5% from 2018 to 2019. The decrease was primarily due to the finalization of a lawsuit settlement in 2019, partially offset by the impact of the accelerated vesting of Mr. Rogers’ restricted stock awards and performance-based awards as further discussed in Note 2 to the Consolidated Financial Statements filed herewith, along with an increase in technology related expenses. Also contributing to the decrease is approximately $1.1 million of costs incurred in 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters that did not recur in 2019.

Depreciation and amortization expense increased to $107.1 million in 2019 from $102.5 million in 2018 as a result of depreciation and amortization related to self-storage facilities acquired in 2018 and 2019.

Interest expense increased from $70.7 million in 2018 to $76.4 million in 2019 primarily as a result of increased outstanding debt balances in 2019 as compared to 2018.

On July 2, 2019, the Company sold 32 non-strategic properties to an unrelated third-party and received net cash proceeds of $207.6 million, resulting in a gain of $100.2 million. The Company also recognized a gain of $4.1 million in 2019 related to a property that was sold during 2017 and subsequently leased by the Company through November 2019. During 2018, the Company sold 13 non-strategic properties and received net cash proceeds of $91.3 million, resulting in a gain of $56.4 million. Twelve of these properties were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

We recorded rental revenues of $502.5 million for the year ended December 31, 2018, an increase of $17.2 million or 3.5% when compared to 2017 rental revenues of $485.3 million. Of the increase in rental revenue, $15.9 million resulted from a 3.5% increase in rental revenues at the 521 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 521 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2017, excluding stores not yet stabilized, the stores we sold in 2017 and 2018, eight stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 2.8% increase in rental income per square foot while maintaining constant average occupancy. The remaining increase in rental revenue of $1.3 million resulted from the stores not included in the same store pool. Other operating income, which includes merchandise sales, revenues related to tenant insurance, truck rentals, management fees and acquisition fees, increased by $3.9 million for the year ended December 31, 2018 compared to 2017 primarily due to increased revenues related to our Warehouse Anywhere last mile delivery solution, increased storage management referral fees, increased revenues related to tenant customer insurance, and increased management fees earned on managed properties.

Property operations and maintenance expenses increased $1.7 million or 1.4% in 2018 compared to 2017. The 521 core properties considered in the same store pool experienced a $0.3 million or 0.2% decrease in such expenses as a result of decreases in such expenses as a result of decrease in internet marketing costs which had been a focused increase in 2017 in an effort to drive more traffic to the Company’s website due to our name change to Life Storage. In addition to the same store decrease, property operations and maintenance expenses decreased $1.4 million due to the net activity from the stores not included in the same store pool. Real estate tax expense increased $3.7 million or 6.4% in 2018 compared to 2017. The 521 core properties considered in the same store pool experienced a $3.0 million or 5.7% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $0.7 million from the stores not included in the same store pool.

Our 2018 same store results consist of only those properties that were included in our consolidated results since January 1, 2017, excluding stores not yet stabilized, the stores we sold in 2017 and 2018, eight stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017.

The following table sets forth operating data for our 521 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2018	2017	Change
Same store rental income	$469,258	$453,380	3.5%
Same store other operating income	6,910	7,245	(4.6)%
Total same store operating income	476,168	460,625	3.4%
Payroll and benefits	40,120	40,184	(0.2)%
Real estate taxes	55,476	52,464	5.7%
Utilities	15,320	14,958	2.4%
Repairs and maintenance	17,586	17,839	(1.4)%
Office and other operating expenses	16,087	15,701	2.5%
Insurance	5,792	5,519	4.9%
Advertising	1,261	1,332	(5.3)%
Internet marketing	9,108	9,996	(8.9)%
Total same store operating expenses	160,750	157,993	1.7%
Same store net operating income	$315,418	$302,632	4.2%

Net operating income increased $19.1 million or 5.5% as a result of a 4.2% increase in our same store net operating income along with the impact of tenant insurance related income and stores not included in the same store pool.

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2018 and 2017 consolidated financial statements.

	Year ended December 31,
(dollars in thousands)	2018	2017
Net income	$207,558	$96,809
General and administrative	48,322	50,031
Payments for Rent	565	424
Depreciation and amortization	102,530	127,485
Interest expense	70,672	74,362
Interest income	(13)	(7)
(Gain) loss on sale of storage facilities	(56,398)	3,503
Gain on sale of real estate	(718)	-
Equity in income of joint ventures	(4,122)	(3,314)
Net operating income	$368,396	$349,293
Net operating income
Same store	315,418	302,632
Other stores, tenant reinsurance related income and management fee income	52,978	46,661
Total net operating income	$368,396	$349,293

General and administrative expenses decreased $1.7 million or 3.4% from 2017 to 2018. The key driver of the decrease was the Company recording the impact of a lawsuit settlement in 2017, partially offset by $1.1 million of costs incurred during 2018 associated with changes to the composition of the Company’s Board of Directors and other proxy matters and an increase in personnel costs in 2018.

Depreciation and amortization expense decreased to $102.5 million in 2018 from $127.5 million in 2017 as a result of reduced amortization of customer lists related to acquisitions made in 2016, including the acquisition of LifeStorage, LP, which became fully amortized during the third and fourth quarters of 2017.

Interest expense decreased from $74.4 million in 2017 to $70.7 million in 2018. The decrease was primarily due to $9.6 million of interest expense recorded in 2017 related to the settlement of interest rate swaps, partially offset by the effect of increased outstanding debt balances throughout 2018 and higher interest rates on the Company’s line of credit in 2018.

During 2018, the Company sold 13 non-strategic properties and received net proceeds of $91.3 million, resulting in a gain of approximately $56.4 million. Twelve of these properties were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest. During 2017, the Company sold two non-strategic storage facilities for net proceeds of approximately $16.9 million, resulting in a $3.5 million loss on sale. The Company subsequently leased one of these properties and deferred the related gain until the termination of the lease in 2019. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Net income attributable to common shareholders	$258,699	$206,590	$96,365	$85,225	$112,524
Net income attributable to noncontrolling interests in the Operating Partnership	1,378	968	444	398	553
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	105,107	100,528	125,580	115,531	57,429
Depreciation and amortization from unconsolidated joint ventures	6,195	5,107	4,296	2,595	2,435
(Gain) loss on sale of real estate	(104,353)	(56,398)	3,503	(15,270)	494
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,417)	(1,197)	(1,045)	(857)	(848)
Funds from operations available to common shareholders	$265,609	$255,598	$229,143	$187,622	$172,587

LIQUIDITY AND CAPITAL RESOURCES

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2019, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2019, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $278.8 million, $262.3 million, and $248.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The increases in operating cash flows from 2018 to 2019 and from 2017 to 2018 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses and other non-cash items during these periods.

Cash used in investing activities was $302.5 million, $55.7 million, and $156.5 million for the years ended December 31, 2019, 2018, and 2017 respectively. The increase in cash used from 2018 to 2019 was the result of an increase in self-storage facility acquisition activity, an increase in capital spending on existing facilities, and an increase in the Company’s contributions to joint ventures, all partially offset by increased proceeds from the sales of self-storage facilities in conjunction with the Company’s recapitalization plan. The decrease in cash used in investing activities from 2017 to 2018 was primarily a result of an increase in proceeds from the sale of self-storage facilities in 2018 coupled with a reduction in the Company’s contributions to joint ventures in 2018.

Cash provided by financing activities was $31.2 million in 2019 compared to cash used in financing activities of $202.0 million in 2018. This increase in cash provided by financing activities was the result of the $350 million senior notes issued by the Company in 2019, partially offset by the repayment of a $100 million term note in 2019. Cash used in financing activities was $202.0 million in 2018 compared to cash used in financing activities of $106.6 million in 2017. This increase in cash used in financing activities was the result of a reduction in cash proceeds from the issuance of term debt, partially offset by a reduction in debt paid off in 2018.

For the years 2017, 2018 and 2019, see Note 5 to the consolidated financial statements for details of the Company’s unsecured line of credit and term note activity, Note 6 to the consolidated financial statements for the Company’s mortgage activity and related details, and Note 12 to the consolidated financial statements for the Company’s equity activity.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2020	2021-2022	2023-2024	2025 and thereafter
Line of credit	$65,000	$—	$—	$65,000	$—
Term notes	1,875,000	—	100,000	175,000	1,600,000
Mortgages payable	34,851	413	3,516	30,573	349
Interest payments	527,714	77,335	146,491	132,251	171,637
Land leases	8,814	647	1,294	1,296	5,577
Expansion and enhancement contracts	30,635	30,635	—	—	—
Building leases	20,777	1,899	4,051	4,035	10,792
Retail space rent	2,808	2,642	166	—	—
Self-storage facility acquisitions	4,340	4,340	—	—	—
Total	$2,569,939	$117,911	$255,518	$408,155	$1,788,355

Interest payments include actual interest on fixed rate debt and estimated interest for floating-rate debt based on December 31, 2019 rates.

ACQUISITION OF PROPERTIES

In 2019, we acquired 30 self-storage facilities comprising 2.2 million square feet in Florida (4), Georgia (1), Maryland (5), Nevada (1), New York (1), New Jersey (2), North Carolina (1), Ohio (3), South Carolina (2), Tennessee (1), Texas (1), Virginia (5), and Washington (3) for a total purchase price of $ 429.4 million. One of these acquired properties resulted from the Company acquiring the remaining 60% of a joint venture. Additionally, one of these self-storage facilities was previously leased by the Company prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 2.5% on these purchases and capitalization rates ranged from 0% on recently constructed facilities to 5.6% on mature facilities. In 2018, we acquired eight self-storage facilities comprising 474,500 square feet in California (2), Florida (1), Georgia (1), Missouri (1), New Hampshire (1), and New York (2) for a total purchase price of $77.7 million. Two of these facilities were managed by the Company for third-parties prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 2.8% on these purchases and capitalization rates ranged from 0.0% on newly constructed facilities to 6.3% on mature facilities. In 2017, we acquired two self-storage facilities comprising 148,000 square feet in Illinois (1) and North Carolina (1) for a total purchase price of $22.6 million. As both of these acquisitions were of newly constructed facilities, the weighted average capitalization rate for each acquisition was 0%.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2020 and at December 31, 2019 one of the Company’s unconsolidated joint ventures was under contract to acquire a self-storage facility for a purchase price of $21.7 million. The acquisition of this self-storage facility was finalized on February 14, 2020. On February 18, 2020, the Company entered into a contract to acquire six self-storage facilities from one of its unconsolidated joint ventures for a purchase price of $134.0 million. The purchase of these facilities under contract is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In 2019, we added 553,000 square feet to existing Properties and converted 141,000 square feet to premium storage for a total cost of approximately $58.1 million. Although we do not expect to construct any new facilities in 2020, we do plan to complete $55 million to $65 million in expansions and enhancements to existing facilities of which $25.4 million was paid prior to December 31, 2019.

In 2019, the Company spent approximately $31.2 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $22 million to $27 million in 2020 on similar capital expenditures.

DISPOSITION OF PROPERTIES

During 2019, the Company sold 32 non-strategic properties in Louisiana (9), Mississippi (8), North Carolina (4), South Carolina (5), and Texas (6) to an unrelated third-party for net proceeds of $207.6 million, resulting in a gain on sale of approximately $100.2 million. During 2018, the Company sold 13 non-strategic storage facilities in Arizona (2), Florida (1), North Carolina (1), Texas (8), and Virginia (1) for net proceeds of $100.5 million, which includes a $9.1 million investment retained in an unconsolidated joint venture, resulting in an aggregate gain on sale of approximately $56.4 million. Twelve of these self-storage facilities were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest. During 2017, the Company sold two non-strategic storage facilities in Utah (1) and Texas (1) for net proceeds of $16.9 million, resulting in a loss of approximately $3.5 million. The Company subsequently leased one of these properties and deferred the related gain until the termination of the lease in November 2019. The gain of $4.1 million is reflected within gain on sale of storage facilities in the consolidated statements of operations for 2019.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell additional Properties to third-parties or joint venture partners in 2020. On January 26, 2020, the Company entered into an agreement to sell one of its self-storage facilities for $19.0 million. On February 11, 2020, one of the Company’s unconsolidated joint ventures entered into a contract to sell nine self-storage facilities for a price of $85.8 million. The sales of these self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be sold.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in 17 self-storage joint ventures in which we have ownership interests ranging from 5% to 85%, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for our investments in these joint ventures using the equity method. The debt held by these unconsolidated real estate entities is secured by the real estate owned by these entities and is non-recourse to us. See Note 11 to our consolidated financial statements for additional details.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2019, our percentage of revenue from such sources was approximately 98%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $65 million at December 31, 2019, a 100 basis point increase in interest rates would have a $0.7 million effect on our interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on December 31, 2019. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. (the Parent Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Parent Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Parent Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Acquisition of Storage Facilities
Description of the Matter

As described in Note 4 to the consolidated financial statements, during fiscal 2019, the Parent Company acquired 30 storage facilities for an aggregate purchase price of $429.4 million. The acquisitions of these facilities were accounted for as asset acquisitions.

Auditing the Parent Company’s accounting for its storage facility acquisitions involved a high degree of subjectivity due to the significant estimation required to determine the fair values of the assets acquired and liabilities assumed used to allocate costs of the storage facility acquisitions on a relative fair value basis. In particular, the fair value estimates were sensitive to assumptions such as prices per acre, capitalization rates and current replacement cost estimates, including adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Parent Company’s controls over the storage facility acquisition process. This included testing controls over management’s evaluation of the significant assumptions used to determine the fair values of the assets acquired and liabilities assumed.

To test the allocation of costs to the assets acquired and liabilities assumed, we involved our valuation specialists and performed audit procedures that included, among others, evaluating the Parent Company’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired and liabilities assumed. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost and comparing the adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets to third-party sources on a test basis. We also compared significant assumptions, including prices per acre and capitalization rates to third-party sources such as recent land sales and industry publications. In addition, we compared the fair value for individual storage facilities acquired in portfolio acquisitions to recent comparable sales transactions.

/s/ Ernst & Young LLP

We have served as the Parent Company’s auditor since 1994.

Buffalo, New York

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Life Storage LP (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Buffalo, New York

February 25, 2020

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2019	2018
Assets
Investment in storage facilities:
Land	$884,235	$794,729
Building, equipment, and construction in progress	3,865,238	3,604,210
	4,749,473	4,398,939
Less: accumulated depreciation	(756,333)	(704,681)
Investment in storage facilities, net	3,993,140	3,694,258
Cash and cash equivalents	17,458	13,560
Accounts receivable	12,218	7,805
Receivable from unconsolidated joint ventures	1,302	1,006
Investment in unconsolidated joint ventures	154,984	145,911
Prepaid expenses	7,771	7,251
Trade name	16,500	16,500
Other assets	29,591	5,921
Total Assets	$4,232,964	$3,892,212
Liabilities
Line of credit	$65,000	$91,000
Term notes, net	1,858,271	1,610,820
Accounts payable and accrued liabilities	103,942	87,446
Deferred revenue	11,699	9,191
Mortgages payable	34,851	12,302
Total Liabilities	2,073,763	1,810,759
Noncontrolling redeemable Operating Partnership Units at redemption value	26,307	23,716
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,675,933 shares outstanding at December 31, 2019 (46,617,441 at December 31, 2018)	467	466
Additional paid-in capital	2,376,723	2,372,157
Dividends in excess of net income	(238,338)	(308,011)
Accumulated other comprehensive loss	(5,958)	(6,875)
Total Shareholders’ Equity	2,132,894	2,057,737
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,132,894	2,057,737
Total Liabilities and Shareholders’ Equity	$4,232,964	$3,892,212

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Revenues
Rental income	$510,774	$502,474	$485,303
Other operating income	63,965	48,376	44,447
Total operating revenues	574,739	550,850	529,750
Expenses
Property operations and maintenance	130,103	121,098	122,794
Real estate taxes	65,061	61,356	57,663
General and administrative	46,622	48,322	50,031
Payments for rent	358	565	424
Depreciation and amortization	107,130	102,530	127,485
Total operating expenses	349,274	333,871	358,397
Gain (loss) on sale of storage facilities	104,353	56,398	(3,503)
Gain on sale of real estate	1,781	718	—
Income from operations	331,599	274,095	167,850
Other income (expenses)
Interest expense	(76,430)	(70,672)	(74,362)
Interest income	342	13	7
Equity in income of joint ventures	4,566	4,122	3,314
Net income	260,077	207,558	96,809
Net income attributable to noncontrolling interest in the Operating Partnership	(1,378)	(968)	(444)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—
Net income attributable to common shareholders	$258,699	$206,590	$96,365
Earnings per common share attributable to common shareholders - basic	$5.55	$4.44	$2.08
Earnings per common share attributable to common shareholders - diluted	$5.55	$4.43	$2.07

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$260,077	$207,558	$96,809
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	712	13,888
Total comprehensive income	260,994	208,270	110,697
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(1,383)	(971)	(508)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—
Comprehensive income attributable to common shareholders	$259,611	$207,299	$110,189

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance January 1, 2017	46,454,606	$464	$2,348,567	$(239,062)	$(21,475)	$2,088,494
Net proceeds from the issuance of common stock through Dividend Reinvestment Plan	199,809	2	15,632	—	—	15,634
Exercise of stock options	1,100	-	43	—	—	43
Purchase of outstanding shares	(112,554)	(1)	(8,233)	—	—	(8,234)
Issuance of non-vested stock	51,276	1	(1)	—	—	—
Forfeiture of non-vested stock	(42,015)	—	—	—	—	—
Earned portion of non-vested stock	—	—	7,148	—	—	7,148
Stock option expense	—	—	15	—	—	15
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(1,697)	—	(1,697)
Net income attributable to common shareholders	—	—	—	96,365	—	96,365
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Change in fair value of derivatives, net of reclassifications	—	—	—	—	12,971	12,971
Dividends	—	—	—	(183,333)	—	(183,333)
Balance December 31, 2017	46,552,222	466	2,363,171	(327,727)	(7,587)	2,028,323
Exercise of stock options	71,606	—	2,976	—	—	2,976
Issuance of non-vested stock	31,879	—	—	—	—	—
Forfeiture of non-vested stock	(38,266)	—	—	—	—	—
Earned portion of non-vested stock	—	—	6,035	—	—	6,035
Stock option expense	—	—	7	—	—	7
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(32)	—	—	(32)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(1,037)	—	(1,037)
Net income attributable to common shareholders	—	—	—	206,590	—	206,590
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Change in fair value of derivatives, net of reclassifications	—	—	—	—	(205)	(205)
Dividends	—	—	—	(185,837)	—	(185,837)
Balance December 31, 2018	46,617,441	466	2,372,157	(308,011)	(6,875)	2,057,737
Exercise of stock options	6,500	—	376	—	—	376
Issuance of non-vested stock	53,453	1	(1)	—	—	—
Forfeiture of non-vested stock	(1,461)	—	—	—	—	—
Earned portion of non-vested stock	—	—	4,192	—	—	4,192
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(1)	—	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,455)	—	(2,455)
Net income attributable to common shareholders	—	—	—	258,699	—	258,699
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(186,571)	—	(186,571)
Balance December 31, 2019	46,675,933	$467	$2,376,723	$(238,338)	$(5,958)	$2,132,894

See notes to consolidated financial statements

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Operating Activities
Net income	$260,077	$207,558	$96,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,130	102,530	127,485
Amortization of debt issuance costs and bond discount	3,900	3,621	4,289
(Gain) loss on sale of storage facilities	(104,353)	(56,398)	3,503
Gain on sale of real estate	(1,781)	(718)	—
Equity in income of joint ventures	(4,566)	(4,122)	(3,314)
Distributions from unconsolidated joint ventures	10,165	8,561	7,055
Non-vested stock earned	4,192	6,035	7,148
Stock option expense	—	7	15
Deferred income taxes	1,328	1,386	(2,578)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(4,534)	(529)	(1,862)
Prepaid expenses	(356)	(415)	(108)
(Advances to) receipts from joint ventures	(81)	391	(174)
Accounts payable and other liabilities	5,295	(5,528)	10,692
Deferred revenue	2,426	(81)	(326)
Net cash provided by operating activities	278,842	262,298	248,634
Investing Activities
Acquisition of storage facilities, net of cash acquired	(393,298)	(72,603)	(21,880)
Improvements, equipment additions, and construction in progress	(90,995)	(67,397)	(83,657)
Net proceeds from the sale of storage facilities and other real estate	207,568	92,280	18,872
Investment in unconsolidated joint ventures	(25,659)	(7,718)	(69,911)
Property deposits	(138)	(262)	66
Net cash used in investing activities	(302,522)	(55,700)	(156,510)
Financing Activities
Net proceeds from sale of common stock	376	2,976	15,677
Purchase of outstanding shares	—	—	(8,234)
Proceeds from line of credit	305,000	234,000	276,000
Repayment of line of credit	(331,000)	(248,000)	(424,000)
Proceeds from term notes, net of discount	348,166	—	447,853
Repayment of term notes	(100,000)	—	(225,000)
Debt issuance costs	(3,099)	(2,126)	(3,961)
Dividends paid - common stock	(186,571)	(185,837)	(183,711)
Distributions to noncontrolling interest holders	(993)	(865)	(859)
Redemption of operating partnership units	(250)	(376)	—
Mortgage principal payments	(458)	(1,764)	(353)
Net cash provided by (used in) financing activities	31,171	(201,992)	(106,588)
Net increase (decrease) in cash and restricted cash	7,491	4,606	(14,464)
Cash and restricted cash at beginning of period	14,065	9,459	23,923
Cash and restricted cash at end of period	$21,556	$14,065	$9,459
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$73,378	$69,201	$70,924
Cash paid for income taxes, net of refunds	$1,625	$1,317	$1,180

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2019	2018
Assets
Investment in storage facilities:
Land	$884,235	$794,729
Building, equipment, and construction in progress	3,865,238	3,604,210
	4,749,473	4,398,939
Less: accumulated depreciation	(756,333)	(704,681)
Investment in storage facilities, net	3,993,140	3,694,258
Cash and cash equivalents	17,458	13,560
Accounts receivable	12,218	7,805
Receivable from unconsolidated joint ventures	1,302	1,006
Investment in unconsolidated joint ventures	154,984	145,911
Prepaid expenses	7,771	7,251
Trade name	16,500	16,500
Other assets	29,591	5,921
Total Assets	$4,232,964	$3,892,212
Liabilities
Line of credit	$65,000	$91,000
Term notes, net	1,858,271	1,610,820
Accounts payable and accrued liabilities	103,942	87,446
Deferred revenue	11,699	9,191
Mortgages payable	34,851	12,302
Total Liabilities	2,073,763	1,810,759
Limited partners’ redeemable capital interest at redemption value (246,466 and 248,966 units outstanding at December 31, 2019 and December 31, 2018, respectively)	26,307	23,716
Partners’ Capital
General partner (469,225 and 468,663 units outstanding at December 31, 2019 and December 31, 2018, respectively)	21,594	20,816
Limited partners (46,206,708 and 46,148,778 units outstanding at December 31, 2019 and December 31, 2018, respectively)	2,117,258	2,043,796
Accumulated other comprehensive loss	(5,958)	(6,875)
Total Controlling Partners’ Capital	2,132,894	2,057,737
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,132,894	2,057,737
Total Liabilities and Partners’ Capital	$4,232,964	$3,892,212

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2019	2018	2017
Revenues
Rental income	$510,774	$502,474	$485,303
Other operating income	63,965	48,376	44,447
Total operating revenues	574,739	550,850	529,750
Expenses
Property operations and maintenance	130,103	121,098	122,794
Real estate taxes	65,061	61,356	57,663
General and administrative	46,622	48,322	50,031
Payments for rent	358	565	424
Depreciation and amortization	107,130	102,530	127,485
Total operating expenses	349,274	333,871	358,397
Gain (loss) on sale of storage facilities	104,353	56,398	(3,503)
Gain on sale of real estate	1,781	718	-
Income from operations	331,599	274,095	167,850
Other income (expenses)
Interest expense	(76,430)	(70,672)	(74,362)
Interest income	342	13	7
Equity in income of joint ventures	4,566	4,122	3,314
Net income	260,077	207,558	96,809
Net income attributable to noncontrolling interest in the Operating Partnership	(1,378)	(968)	(444)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	-
Net income attributable to common unitholders	$258,699	$206,590	$96,365
Earnings per common unit attributable to common unitholders - basic	$5.55	$4.44	$2.08
Earnings per common unit attributable to common unitholders - diluted	$5.55	$4.43	$2.07
Net income attributable to general partner	$2,601	$2,076	$968
Net income attributable to limited partners	256,098	204,514	95,397

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$260,077	$207,558	$96,809
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	712	13,888
Total comprehensive income	260,994	208,270	110,697
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(1,383)	(971)	(508)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—
Comprehensive income attributable to common unitholders	$259,611	$207,299	$110,189

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance January 1, 2017	$21,065	$2,088,904	$(21,475)	$2,088,494
Net proceeds from the issuance of Partnership Units through Dividend Reinvestment Plan	157	15,477	—	15,634
Exercise of stock options	1	42		43
Purchase of outstanding units	(82)	(8,152)	—	(8,234)
Issuance of non-vested stock	1	(1)	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	71	7,077	—	7,148
Stock option expense	—	15	—	15
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(1,697)	—	(1,697)
Net income attributable to common unitholders	968	95,397	—	96,365
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Change in fair value of derivatives, net of reclassifications	130	(130)	12,971	12,971
Distributions	(1,842)	(181,491)	—	(183,333)
Balance December 31, 2017	20,478	2,015,432	(7,587)	2,028,323
Exercise of stock options	29	2,947		2,976
Issuance of non-vested stock	1	(1)	—	—
Forfeiture of non-vested stock	1	(1)	—	—
Issuance of operating partnership units	35	(35)	—	—
Earned portion of non-vested stock	60	5,975	—	6,035
Stock option expense	—	7	—	7
Carrying value less than redemption value on redeemed noncontrolling interest	(4)	(28)	—	(32)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(1,037)	—	(1,037)
Net income attributable to common unitholders	2,076	204,514	—	206,590
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Change in fair value of derivatives, net of reclassifications	(2)	2	(205)	(205)
Distributions	(1,867)	(183,970)	—	(185,837)
Balance December 31, 2018	20,816	2,043,796	(6,875)	2,057,737
Exercise of stock options	4	372	—	376
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	42	4,150	—	4,192
Carrying value less than redemption value on redeemed noncontrolling interest	(2)	1	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(2,455)	—	(2,455)
Net income attributable to common unitholders	2,601	256,098	—	258,699
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Distributions	(1,876)	(184,695)	—	(186,571)
Balance December 31, 2019	$21,594	$2,117,258	$(5,958)	$2,132,894

See notes to consolidated financial statements

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Operating Activities
Net income	$260,077	$207,558	$96,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,130	102,530	127,485
Amortization of debt issuance costs and bond discount	3,900	3,621	4,289
(Gain) loss on sale of storage facilities	(104,353)	(56,398)	3,503
Gain on sale of real estate	(1,781)	(718)	—
Equity in income of joint ventures	(4,566)	(4,122)	(3,314)
Distributions from unconsolidated joint ventures	10,165	8,561	7,055
Non-vested stock earned	4,192	6,035	7,148
Stock option expense	—	7	15
Deferred income taxes	1,328	1,386	(2,578)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(4,534)	(529)	(1,862)
Prepaid expenses	(356)	(415)	(108)
(Advances to) receipts from joint ventures	(81)	391	(174)
Accounts payable and other liabilities	5,295	(5,528)	10,692
Deferred revenue	2,426	(81)	(326)
Net cash provided by operating activities	278,842	262,298	248,634
Investing Activities
Acquisition of storage facilities, net of cash acquired	(393,298)	(72,603)	(21,880)
Improvements, equipment additions, and construction in progress	(90,995)	(67,397)	(83,657)
Net proceeds from the sale of storage facilities and other real estate	207,568	92,280	18,872
Investment in unconsolidated joint ventures	(25,659)	(7,718)	(69,911)
Property deposits	(138)	(262)	66
Net cash used in investing activities	(302,522)	(55,700)	(156,510)
Financing Activities
Net proceeds from sale of partnership units	376	2,976	15,677
Purchase of outstanding units	—	—	(8,234)
Proceeds from line of credit	305,000	234,000	276,000
Repayment of line of credit	(331,000)	(248,000)	(424,000)
Proceeds from term notes, net of discount	348,166	—	447,853
Repayment of term notes	(100,000)	—	(225,000)
Debt issuance costs	(3,099)	(2,126)	(3,961)
Distributions to unitholders	(186,571)	(185,837)	(183,711)
Distributions to noncontrolling interest holders	(993)	(865)	(859)
Redemption of operating partnership units	(250)	(376)	—
Mortgage principal payments	(458)	(1,764)	(353)
Net cash provided by (used in) financing activities	31,171	(201,992)	(106,588)
Net increase (decrease) in cash and restricted cash	7,491	4,606	(14,464)
Cash and restricted cash at beginning of period	14,065	9,459	23,923
Cash and restricted cash at end of period	$21,556	$14,065	$9,459
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$73,378	$69,201	$70,924
Cash paid for income taxes, net of refunds	$1,625	$1,317	$1,180

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2019

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

At December 31, 2019, we had an ownership interest in, and/or managed 854 self-storage properties in 29 states and Ontario, Canada. Among our 854 self-storage properties are 125 properties that we manage for unconsolidated joint ventures (See Note 11), 172 properties that we manage and have no ownership interest, and four properties that we lease. During 2019, approximately 20% and 12% of the Company’s revenue was derived from stores in the states of Texas and Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : All of the Company’s assets are owned by, and all of its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of December 31, 2019. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 246,466 and 248,966 noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2019 and December 31, 2018, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at December 31, 2019 and December 31, 2018, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the years ending December 31:

(dollars in thousands)	2019	2018
Beginning balance	$23,716	$19,373
Redemption of units	(249)	(344)
Issuance of units	—	3,547
Net income attributable to noncontrolling interests in the Operating Partnership	1,378	968
Distributions	(993)	(865)
Adjustment to redemption value	2,455	1,037
Ending balance	$26,307	$23,716

In 2018, the Operating Partnership issued 35,457 Units with a fair value of $3.5 million as part of the consideration paid to acquire a self-storage property. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

In 2019 and 2018, 2,500 and 3,972 Operating Partnership Units, respectively, were redeemed for cash.

Cash, Cash Equivalents, and Restricted Cash : The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Restricted cash represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and amounts required to be placed into escrow related the Company’s tenant reinsurance program which became effective April 1, 2019. Restricted cash is included in other assets in the consolidated balance sheets.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of cash flows for the years ending December 31:

(dollars in thousands)	2019	2018	2017
Cash	$17,458	$13,560	$9,167
Restricted cash	4,098	505	292
Total cash and restricted cash	$21,556	$14,065	$9,459

Accounts Receivable : Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions (see discussion of the impact of the adoption of ASU 2016-13 below). The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $0.7 million and $0.5 million at December 31, 2019 and 2018, respectively.

Revenue and Expense Recognition : Rental income is recognized when earned pursuant to the terms of month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue. Equity in earnings of real estate joint ventures that we have significant influence over is recognized based on our ownership interest in the earnings of these entities.

Management fee income is recorded over time each month as the related management services are provided. The total amount of consideration under property management contracts is variable as the Company’s management fee is based on monthly revenues. Therefore, the Company records revenues at the end of each month equal to the amount of management fees to which the Company has the right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date.

Tenant reinsurance premiums are recorded as revenue in the period during which premiums are earned and tenant reinsurance is provided.

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	2019	2018	2017
Rental income	$510,774	$502,474	$485,303
Management and acquisition fee income	14,274	10,571	9,867
Revenues related to tenant insurance	34,902	23,057	22,597
Other	14,789	14,748	11,983
Total operating revenues	$574,739	$550,850	$529,750

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2019, 2018, and 2017, advertising costs were $12.4 million, $11.3 million, and $12.3 million, respectively. The Company accrues property taxes based on actual invoices, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income : Other operating income consists primarily of sales of storage-related merchandise (locks and packing supplies), storage and inventory management services provided by Warehouse Anywhere, and incidental truck rentals.

Investment in Storage Facilities : Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the relative fair value of each component or based on the fair value of each component if accounted for as a business combination. The fair values of land are determined based upon comparable market sales information using prices per acre derived from observed transactions involving comparable land in similar locations. The fair values of buildings are determined using financial projections and applicable capitalization rates to estimate the fair values of the properties acquired, as well as current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and turnkey factor, economic profit and economic obsolescence considerations associated with these assets.

Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements, and five to 20 years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $104.2 million, $102.3 million and $102.7 million for the years ending December 31, 2019, 2018, and 2017, respectively. Interest and other costs incurred during the construction period of major expansions, and on investments in joint ventures with properties under construction, are capitalized. Capitalized interest during the years ended December 31, 2019, 2018, and 2017 was $0.9 million, $0.6 million and $0.3 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the carrying value of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for any amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2019, 2018, and 2017, no assets have been determined to be impaired under this policy.

In general, sales of real estate and related profits or losses are recognized when control of the underlying assets has transferred.

Trade Name : The Company’s trade name, which was acquired in 2016, has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2019.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value of the trade name exceeds the calculated fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2019.

Other Assets : Included in other assets are restricted cash balances as discussed above, property deposits and the unamortized value placed on in-place customer leases related to self-storage facilities acquired by the Company. Property deposits at December 31, 2019 and 2018 were $0.3 million and $1.1 million, respectively.

The Company allocates a portion of the purchase price of acquisitions to in-place customer leases. The methodology used to determine the fair value of in-place customer leases is described in Note 8. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

Investment in Unconsolidated Joint Ventures : The Company’s investment in unconsolidated joint ventures where the Company has significant influence but not control, and joint ventures which are variable interest entities in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in unconsolidated joint ventures is stated at cost, adjusted for the Company’s share of net earnings or losses, and reduced by distributions. Equity in earnings of unconsolidated joint ventures is generally recognized based on the Company’s ownership interest in the earnings of each of the unconsolidated joint ventures. For the purposes of presentation in the statement of cash flows, the Company follows the “look through” approach for classification of distributions from joint ventures. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets), in which case it is reported as an investing activity.

Accounts Payable and Accrued Liabilities : Accounts payable and accrued liabilities consist primarily of trade payables, accrued interest, property tax accruals, and the Company’s lease liability related to operating leases where the Company is the lessee.

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

The Company recorded federal and state income tax expense of $2.2 million and $3.1 million in 2019 and 2018, respectively, and federal and state income tax benefit of $1.0 million in 2017, which are included in general and administrative expenses in the consolidated statements of operations. The 2019 income tax expense includes current tax expense of $0.9 million and deferred tax expense of $1.3 million. At December 31, 2019 and 2018, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2019 and 2018, the Company had no interest or penalties related to uncertain tax provisions. Income taxes payable at December 31, 2019 and 2018 are classified within accounts payable and accrued liabilities in the consolidated balance sheets. Prepaid income taxes at December 31, 2019 and 2018 are classified within prepaid expenses, while the net deferred tax assets of our taxable REIT subsidiaries at December 31, 2019 and 2018 are classified within other assets in the consolidated balance sheets. As of December 31, 2019, the Company’s taxable REIT subsidiaries have deferred tax assets of $1.6 million and a deferred tax liability of $2.4 million. As of December 31, 2018, the Company’s taxable REIT subsidiaries have deferred tax assets of $2.1 million and a deferred tax liability of $1.6 million.

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

Derivative Financial Instruments : The Company accounts for derivatives in accordance with ASC Topic 815 “Derivatives and Hedging,” which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using an income approach. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.

Recent Accounting Pronouncements : In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 effective as of January 1, 2018. The Company elected to adopt the standard using the modified retrospective transition method. Leases are specifically excluded from the scope of ASU 2014-09; therefore, upon analysis, the Company concluded that the adoption of the new standard did not have any impact on the timing or amounts of the Company’s rental revenue from customers which represents nearly 90% of the Company’s total operating revenues. The Company also concluded that the adoption of the new standard did not have any material impact on the timing or amounts of the Company’s other material revenue streams and no cumulative effect adjustment was required as of the date of initial application. Payment from such revenue streams is due and generally collected upon invoice. Also, as part of the Company’s adoption of ASU 2014-09, the Company has elected to apply the guidance only to contracts that were not completed contracts at the date of initial application. Further, related to the Company’s management fee revenue stream which relates to managing self-storage facilities for third-parties and unconsolidated joint ventures, the Company has elected to apply a practical expedient provided in the new standard which allows the Company to recognize revenue in the amount of management fees to which the Company has a right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date. With respect to the Company’s revenues related to tenant insurance through March 31, 2019, the Company recognized revenue based upon the amount that the Company had the right to invoice following the practical expedient in ASC 606-10-55-18 as such amount corresponds directly with the value to the third-party insurer of the entity’s performance completed to date. Beginning April 1, 2019, the Company recognizes revenue related to tenant reinsurance in the period during which premiums are earned and tenant reinsurance is provided.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASC 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840, “Leases” (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability under this guidance is equal to the present value of lease payments and the right-of-use asset is based on the lease liability, subject to adjustments such as for initial direct costs and prepaid or accrued lease payments. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases result in straight-line expense (similar to previous accounting by lessees for operating leases under ASC 840) while finance leases result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The Company adopted ASU 2016-02 effective as of January 1, 2019. Management determined that the application of ASC 842 did not have a significant impact on the Company’s leases existing at the date of adoption where the Company is a lessor. The Company has inventoried all leases where the Company is a lessee as of January 1, 2019 and has examined certain other contracts to identify whether such contracts contain a lease as defined under the new guidance. The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of the date of adoption of ASU 2016-02 (nor at December 31, 2019). The aggregate right-of-use asset and related lease liability at the initial date of application related to all leases identified by the Company where the Company is a lessee totaled approximately $16 million. At December 31, 2019, the Company’s aggregate right-of-use assets total $20.2 million and are included in other assets on the consolidated balance sheet. The related lease liabilities total $19.9 million and are included in accounts payable and accrued liabilities on the consolidated balance sheet. No such right-of-use assets or related lease liabilities are recorded at December 31, 2018 as the presentation related to leases at December 31, 2018 continues to reflect the accounting guidance in ASC 840. As discussed further in Note 4, during 2019, the Company exercised its option to purchase a self-storage facility which the Company previously leased under an operating lease. Two of the leases for real estate at which the Company operates self-storage facilities include unilateral options for the Company to extend the terms of these leases. However, those extension periods are not included in the terms of the respective leases under ASC 842 due to the Company’s inability to assert that it is reasonably certain to exercise those options based primarily on the length of time before such options would be exercised. Future lease payments which are based on changes to the consumer price index and future common area maintenance charges related to leases of corporate office space have been excluded from the future minimum noncancelable lease payments for the respective leases due to their variable nature. The Company has made the following accounting policy elections and practical expedient elections provided for in ASC 842:

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

Expenses related to operating leases totaled $2.4 million in 2019. At December 31, 2019, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 11.3 years and 4.6%, respectively.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force),” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has elected to use the nature of the distribution approach to classify distributions received from its equity method investees. This approach requires distributions to be classified in the statement of cash flows on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as a cash inflow from operating activities) or a return of investment (classified as a cash inflow from investing activities). The implementation of this update as of January 1, 2018 did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force),” which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Other than modifications to the statement of cash flows and the additional information disclosed earlier in Note 2, the adoption of ASU 2016-18 on January 1, 2018 did not have an impact on the Company’s consolidated financial statements. The consolidated statement of cash flows for the year ended December 31, 2017 has been modified to conform to the presentation requirements of ASU 2016-18 which entail including restricted cash along with cash in the beginning balance, ending balance and net change in cash and restricted cash on the consolidated statement of cash flows.

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 could potentially impact the accounting treatment of future real estate sales of the Company if such sales are to parties who are also customers of the Company, though the implementation did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2019.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The implementation of this update as of January 1, 2018 did not have a material impact on the Company’s financial statements, however, all future changes to the terms or conditions of any of the Company’s share-based payment awards are subject to the guidance in ASU 2017-09 and could potentially be accounted for differently than under the previous guidance concerning such changes.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (ASC 326). This guidance makes significant changes to the accounting for credit losses on financial instruments and related disclosures about them. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and is therefore effective for the Company as of January 1, 2020. Management performed an evaluation of the impact of ASU 2016-13 and determined that the adoption of ASU 2016-13 on January 1, 2020 will not have a material impact on the Company.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance to assist entities in accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) incurred by entities that are a customer in a hosting arrangement that is a service contract. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2018-15 on January 1, 2020 to have a material impact on the Company, though the treatment of certain costs related to future cloud computing arrangements could be affected.

Stock-Based Compensation : The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation.” The Company recognizes compensation cost in its financial statements for all share-based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period. Forfeitures are recognized when incurred.

The Company recorded compensation expense (included in general and administrative expense) of $0, $7,000, and $15,000, respectively, related to stock options and $4.2 million, $6.0 million, and $7.1 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2019, 2018, and 2017. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. There were no options granted during the years ended December 31, 2019, 2018 and 2017.

In September 2018, the Company announced that then current Chief Executive Officer David Rogers would be retiring effective March 1, 2019. In conjunction with this announcement, the vesting periods of certain restricted stock awards and performance-based awards previously granted to Mr. Rogers were accelerated to reflect his March 1, 2019 retirement date. As a result of this change, an additional $0.9 million of compensation expense was recorded in 2018 and an additional $0.4 million of compensation expense was recorded in 2019.

To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term. The Company recognizes the impact of any forfeitures as they occur.

During 2019, 2018, and 2017, the Company issued performance based non-vested stock awards to certain executives. The fair values for the performance-based awards in 2019, 2018 and 2017 were estimated at the time the awards were granted using a Monte Carlo pricing model applying the following weighted-average assumptions:

	2019	2018	2017
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	1.64%	2.62%	1.79%
Expected volatility	18.22%	21.36%	19.92%
Fair value	$100.44	$93.26	$82.06

The Monte Carlo pricing model was not used to value any other non-vested shares granted in 2019, 2018, or 2017 as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price of the Company on the date of grant.

Use of Estimates : The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications : Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of gain (loss) on sale of storage facilities and gain on sale of real estate on the consolidated statements of operations for the year ended December 31, 2017. The Company has included gain (loss) on sale of storage facilities and gain on sale of real estate as a component of income from operations to present gains and losses on sales of properties in accordance with ASC 360-10-45-5. The change was made for the prior period as the Securities and Exchange Commission has eliminated Rule 3-15(a)(1) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gains and losses on sales of properties outside of continuing operations in the income statement prior to 2018.

3. EARNINGS PER SHARE AND EARNINGS PER UNIT

The Company reports earnings per share and earnings per unit data in accordance with ASC Topic 260, “Earnings Per Share.” Under ASC Topic 260-10, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Parent Company and the Operating Partnership have calculated their basic and diluted earnings per share/unit using the two-class method.

The following table sets forth the computation of basic and diluted earnings per common share of the Parent Company utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per share data)	2019	2018	2017
Numerator:
Net income attributable to common shareholders	$258,699	$206,590	$96,365
Denominator:
Denominator for basic earnings per share - weighted average shares	46,584	46,501	46,373
Effect of Dilutive Securities:
Stock options and non-vested stock	69	96	117
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	46,653	46,597	46,490
Basic Earnings per common share attributable to common shareholders	$5.55	$4.44	$2.08
Diluted Earnings per common share attributable to common shareholders	$5.55	$4.43	$2.07

The following table sets forth the computation of basic and diluted earnings per common unit of the Operating Partnership utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per unit data)	2019	2018	2017
Numerator:
Net income attributable to common unitholders	$258,699	$206,590	$96,365
Denominator:
Denominator for basic earnings per unit - weighted average units	46,584	46,501	46,373
Effect of Dilutive Securities:
Stock options and non-vested stock	69	96	117
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	46,653	46,597	46,490
Basic Earnings per common unit attributable to common unitholders	$5.55	$4.44	$2.08
Diluted Earnings per common unit attributable to common unitholders	$5.55	$4.43	$2.07

Not included in the effect of dilutive securities above are 80,494 unvested restricted shares for the year ended December 31, 2019; 5,500 stock options and 101,714 unvested restricted shares for the year ended December 31, 2018; and 133,512 unvested restricted shares for the year ended December 31, 2017. The effects of including these securities would have been anti-dilutive.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes activity in storage facilities during the years ended December 31, 2019 and December 31, 2018.

(dollars in thousands)	2019	2018
Cost:
Beginning balance	$4,398,939	$4,321,410
Acquisition of storage facilities	424,578	76,582
Improvements and equipment additions	91,176	54,482
Net increase in construction in progress	1,086	12,809
Dispositions	(166,306)	(66,344)
Ending balance	$4,749,473	$4,398,939
Accumulated Depreciation:
Beginning balance	$704,681	$624,314
Additions during the year	104,218	102,361
Dispositions	(52,566)	(21,994)
Ending balance	$756,333	$704,681

The Company acquired 30 self-storage facilities during 2019 and eight self-storage facilities during 2018. The acquisitions of these facilities were accounted for as asset acquisitions. The cost of these facilities, including closing costs, was assigned to land, buildings, equipment, improvements and in-place customer leases based upon their relative fair values.

The purchase price of the 30 facilities acquired in 2019 and the eight facilities acquired in 2018 has been assigned as follows:

(dollars in thousands)				Consideration Paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2019
NY	1	1/16/2019	$57,298	$46,531	$10,715	$—	$52	$30,094	$26,927	$277	$—
FL	1	3/8/2019	9,302	9,222	—	—	80	1,817	7,377	108	—
OH	3	4/30/2019	33,256	32,976	—	—	280	2,105	30,656	495	—
FL	1	6/11/2019	9,955	9,926	—	—	29	662	9,208	85	—
FL, GA, NC, SC, TN, VA	12	7/12/2019	135,330	134,650	—	—	680	20,700	113,368	1,262	—
NV	1	8/29/2019	12,700	12,656	—	—	44	4,586	7,853	261	—
TX	1	9/20/2019	14,399	14,399	—	—	—	1,358	13,041	—	—
WA	3	9/24/2019	56,582	33,959	—	23,007	(384)	20,886	34,878	818	—
MD	5	9/26/2019	63,147	63,270	—	—	(123)	23,768	38,437	942	—
NJ	1	10/23/2019	19,118	19,072	—	—	46	1,875	16,910	333	—
NJ	1	12/12/2019	18,361	18,281	—	—	80	4,058	14,014	289	—
Total acquired 2019	30		$429,448	$394,942	$10,715	$23,007	$784	$111,909	$312,669	$4,870	$—

(dollars in thousands)				Consideration Paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases	Closing Costs Expensed
2018
NH	1	9/4/2018	$5,641	$5,609	$—	$—	$32	$1,257	$4,276	$108	$—
CA	1	9/18/2018	13,846	13,800	—	—	46	2,089	11,551	206	—
NY	1	10/2/2018	8,124	8,118	—	—	6	3,357	4,536	231	—
GA	1	11/1/2018	14,234	14,241	—	—	(7)	1,666	12,479	89	—
CA	1	12/7/2018	9,547	9,524	—	—	23	1,331	8,131	85	—
FL	1	12/11/2018	9,781	9,751	—	—	30	2,014	7,534	233	—
NY	1	12/20/2018	7,264	2,267	3,547	1,392	58	3,970	3,138	156	—
MO	1	12/27/2018	9,301	9,291	—	—	10	1,633	7,620	48	—
Total acquired 2018	8		$77,738	$72,601	$3,547	$1,392	$198	$17,317	$59,265	$1,156	$—

The facility purchased in New York in 2019 was acquired as the result of the Company’s acquisition of the remaining 60% ownership interest in Review Avenue Partners, LLC (“RAP”). Prior to this acquisition, RAP was a joint venture between the Company and an otherwise unrelated third-party which had been accounted for by the Company using the equity method of accounting (see Note 11 for additional information on RAP). The purchase price for this acquisition includes the carrying value of the Company’s equity investment in RAP of $10.7 million at the time of the acquisition. The facility acquired in Texas was previously leased by the Company from an otherwise unrelated third-party. During 2019, the Company exercised an option to purchase the property for $14.1 million, inclusive of a $0.8 million deposit which was made by the Company prior to 2019. The remaining 28 facilities were all acquired from unrelated third-parties. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates.

In addition to the $0.8 million deposit on the Texas property, the $394.9 million of cash paid for the facilities acquired in 2019 includes $0.2 million of deposits that were paid in 2018, when one of these facilities was originally under contract.

Non-cash investing activities during 2019 include the Company’s equity investment in RAP at carrying value, the assumption of mortgages with acquisition date fair values totaling $23.0 million, and the assumption of net other liabilities totaling $784,000. Non-cash investing activities during 2018 include the issuance of $3.5 million in Operating Partnership Units valued based on the market price of the Company’s common stock at the date of acquisition, the assumption of a mortgage with an acquisition-date fair value of $1.4 million, and the assumption of net other liabilities totaling $198,000. Non-cash investing activities during 2017 include the assumption of net other liabilities totaling $12,000.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

In-place customer leases are included in other assets on the Company’s consolidated balance sheets at December 31 as follows:

(dollars in thousands)	2019	2018
In-place customer leases	$78,741	$75,715
Accumulated amortization	(75,832)	(74,744)
Net carrying value at the end of period	$2,909	$971

Amortization expense related to in-place customer leases totaled $2.9 million, $0.2 million, and $24.8 million, during the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense is expected to be $2.9 million in 2020 based on in-place customer leases at December 31, 2019.

Property Dispositions

On July 2, 2019, the Company sold 32 non-strategic self-storage facilities to an unrelated third-party in exchange for cash consideration of $207.6 million, which is net of related costs. The sale resulted in a gain of $100.2 million, which is reflected within gain on sale of storage facilities in the consolidated statement of operations. During 2018 the Company sold 13 non-strategic properties and received net cash proceeds of $91.3 million. Twelve of these properties were sold to Life Storage-HIERS LLC, an unconsolidated joint venture in which the Company maintains a 20% ownership interest, resulting in a gain on sale of $55.5 million in 2018. Along with the cash proceeds from this sale, the Company received a $9.1 million equity investment in the joint venture, representing the Company’s 20% ownership interest. This represented a non-cash investing activity. During 2017 the Company sold two non-strategic properties and received net cash proceeds of $16.9 million. The Company subsequently leased one of the properties sold during 2017 and continued to operate the property through November 2019. Due to the Company’s continuing involvement in this property, the related gain on the sale of this property of $4.1 million was deferred and recognized by the Company in 2019 upon termination of this lease. This gain is reflected within gain on sale of storage facilities in the consolidated statement of operations for 2019.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2019, 2018, and 2017 buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in increases in depreciation expense of approximately $1.1 million, $3.1 million, and $3.7 million in 2019, 2018, and 2017, respectively. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of December 31, 2019 will not have a significant impact on depreciation expense in 2020.

The change in name of the Company’s storage facilities from Uncle Bob’s Self Storage ® to Life Storage ® in 2016 required replacement of signage at all existing storage facilities. As a result of this replacement of signage, the Company reassessed the estimated useful lives of the then existing signage in 2016. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.5 million in 2017 as depreciation was accelerated over the new remaining useful lives. There was no related impact on depreciation expense in 2018 or 2019 as the replacement of this signage was completed as of December 31, 2017.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.02, $0.07, and $0.09 per share/unit in 2019, 2018, and 2017, respectively.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(dollars in thousands )	Dec. 31, 2019	Dec. 31, 2018
Revolving line of credit borrowings	$65,000	$91,000

Term note due June 4, 2020	—	100,000
Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	—
Total term note principal balance outstanding	$1,875,000	$1,625,000
Less: unamortized debt issuance costs	(11,146)	(9,778)
Less: unamortized senior term note discount	(5,583)	(4,402)
Term notes payable	$1,858,271	$1,610,820

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

On October 30, 2018, the Company entered into an amended and restated credit agreement which replaced the credit agreement discussed above. This unsecured amended and restated credit agreement includes a revolving credit facility with a limit of $500 million and with a maturity date of March 10, 2023, and a term note in the principal amount of $100 million with a maturity date of June 4, 2020. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (the margin was 0.95% at December 31, 2019 and December 31, 2018), interest on term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (the margin was 1.00% at December 31, 2019 and December 31, 2018), and requires an annual facility fee on the revolving credit facility which varies based on the Company’s credit rating (the facility fee was 0.15% at December 31, 2019 and December 31, 2018). The interest rate on the Company’s revolving credit facility at December 31, 2019 was approximately 2.75% (3.47% at December 31, 2018) and the interest rate on any term notes at December 31, 2019 was approximately 2.80% (3.52% at December 31, 2018). The $100 million of principal on the term note was paid off in the second quarter of 2019 in conjunction with the issuance of the 2029 Senior Notes which are discussed further below. At December 31, 2019, there was $434.8 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

On June 3, 2019, the Operating Partnership issued $350 million in aggregate principal amount of 4.00% unsecured senior notes due June 15, 2029 (the “2029 Senior Notes”). The 2029 Senior Notes were issued at a 0.524% discount to par value. Interest on the 2029 Senior Notes is payable semi-annually in arrears on each June 15 and December 15. The 2029 Senior Notes are fully and unconditionally guaranteed by the Parent Company. Proceeds received upon issuance, net of discount to par of $1.8 million and underwriting discount and other offering expenses of $3.1 million, totaled $345.1 million.

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

The indenture under which the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At December 31, 2019, the Company was in compliance with such covenants.

On July 21, 2016, the Company entered into a $200 million term note maturing July 21, 2028 bearing interest at a fixed rate of 3.67%.

On April 8, 2014, the Company entered into a $175 million term note maturing April 8, 2024 bearing interest at a fixed rate of 4.533%. The interest rate on this term note increases to 6.283% if the Company is not rated by at least one rating agency or if the Company’s credit rating is downgraded.

In 2011, the Company entered into a $100 million term note maturing August 5, 2021 bearing interest at a fixed rate of 5.54%. The interest rate on this term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2019, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2019 the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2019 and December 31, 2018. Amortization expense related to these deferred debt issuance costs was $2.3 million, $2.2 million and $3.0 million for the periods ended December 31, 2019, 2018 and 2017, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2019 and 2018 consist of the following:

(dollars in thousands)	December 31, 2019	December 31, 2018
4.98% mortgage note due January 1, 2021 secured by one self- storage facility with an aggregate net book value of $9.4 million, principal and interest paid monthly (effective interest rate 5.23%)	$2,807	$2,863
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.3 million, principal and interest paid monthly (effective interest rate 4.30%)	3,932	4,028
5.26% mortgage note due November 1, 2023, secured by one self- storage facility with an aggregate net book value of $8.0 million, principal and interest paid monthly (effective interest rate 5.57%)	3,800	3,871
4.4625% mortgage notes due December 6, 2024, secured by three self- storage facilities with an aggregate net book value of $55.6 million, principal and interest paid monthly (effective interest rate 3.24%)	22,942	—
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.4 million, principal and interest paid monthly (effective interest rate 6.28%)	1,370	1,540
Total mortgages payable	$34,851	$12,302

During 2018, the Company repaid a $1.4 million mortgage that was assumed on a self-storage facility that was acquired in 2018.

The table below summarizes the Company’s debt obligations at December 31, 2019. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 0.95% (2.75% at December 31, 2019)	—	—	—	$65,000	—	—	$65,000	$65,000
Notes Payable:
Term note—variable rate LIBOR + 1.00% (2.80% at December 31, 2019)	—	—	—	—	—	—	$—	$—
Term note—fixed rate 5.54%	—	$100,000	—	—	—	—	$100,000	$105,935
Term note—fixed rate 4.533%	—	—	—	—	$175,000	—	$175,000	$187,433
Term note—fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$621,503
Term note—fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$480,132
Term note—fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$204,625
Term note—fixed rate 4.00%	—	—	—	—	—	$350,000	$350,000	$373,669
Mortgage note—fixed rate 4.98%	$59	$2,748	—	—	—	—	$2,807	$2,859
Mortgage note—fixed rate 4.065%	$99	$104	$108	$3,621	—	—	$3,932	$4,027
Mortgage note—fixed rate 5.26%	$74	$78	$83	$3,565	—	—	$3,800	$4,072
Mortgage notes—fixed rate 4.4625%	—	—	—	—	$22,942	—	$22,942	$22,794
Mortgage note—fixed rate 5.99%	$181	$192	$203	$216	$229	$349	$1,370	$1,480
Total	$413	$103,122	$394	$72,402	$198,171	$1,600,349	$1,974,851

7. DERIVATIVE FINANCIAL INSTRUMENTS

In 2018 and 2017, interest rate swaps were used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps required the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts were not exchanged. Forward starting interest rate swaps have also been used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company has historically entered into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk. There were no interest rate swaps held by the Company at any point during 2019.

Interest rate swaps qualify and have been designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. There was no ineffectiveness in 2019 and ineffectiveness was de minimis in 2018 and 2017.

In 2017, the Company terminated hedges and settled the interest rate swap agreements on $225 million of the Company’s variable rate debt in connection with repayment of the related variable rate term notes. The Company settled these interest rate swap agreements for a total of $9.6 million which is included in interest expense in the 2017 consolidated statement of operations. As a result of the termination, no gains or losses related to the terminated interest rate swaps are included in AOCL at December 31, 2019 or December 31, 2018.

In the third quarter of 2018, the Company’s last remaining interest rate swaps on $100 million of the Company’s variable rate debt expired and were settled by the Company. As a result, no gains or losses related to the expired interest rate swaps are included in AOCL at December 31, 2019 or December 31, 2018.

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the 10-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. The Company expects to record $0.9 million of interest expense in 2020 as a result of the amortization of the amount deferred in AOCL related to these forward starting interest rate swap agreements.

Payments made or received under the interest rate swap agreements have been reclassified to interest expense as settlements occurred. During 2018 and 2017, the net reclassification from AOCL to interest expense was ($0.2 million) and $12.3 million, respectively, based on payments received and made under the swap agreements. There was no such reclassification in 2019 as the Company did not have any interest rate swaps outstanding at any point during the year.

The changes in AOCL for the years ended December 31, 2019, 2018, and 2017 are summarized as follows:

(dollars in thousands)	2019	2018	2017
Accumulated other comprehensive loss beginning of period	$(6,875)	$(7,587)	$(21,475)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	917	593	13,185
Unrealized gain from changes in the fair value of the effective portion of the interest rate swaps	—	119	703
Amount included in other comprehensive income	917	712	13,888
Accumulated other comprehensive loss end of period	$(5,958)	$(6,875)	$(7,587)

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

At December 31, 2019 and 2018, there were no assets or liabilities carried at fair value measured on a recurring basis.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) for the purpose of attracting and retaining the Company’s executive officers and other key employees. There were 561,000 shares authorized for issuance under the 2015 Plan. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2019, there were no options outstanding under the 2015 Plan and options for 239,569 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “Non-employee Plan”) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to April 1, 2016, the Non-employee Plan provided for the initial granting of options to purchase 3,500 shares of common stock and for the annual granting of options to purchase 2,000 shares of common stock to each eligible director. Such options vested over a one-year period for initial awards and immediately upon subsequent grants. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director receives non-vested shares annually equal to 80% of the annual fees paid to them. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. During 2019, 6,688 non-vested shares were issued to outside directors. Such non-vested shares vest over a one-year period. The exercise price for options granted under the Non-employee Plan is equal to the fair market value at the date of grant. As of December 31, 2019, options for 16,500 common shares and 5,852 of non-vested shares were outstanding under the Non-employee Plans. As of December 31, 2019 options for 3,312 shares of common stock were available for future issuance.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2019		2018		2017
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	23,000	$78.87	94,606	$52.24	95,706	$52.08
Granted	—	—	—	—	—	—
Exercised	(6,500)	80.74	(71,606)	43.68	(1,100)	39.00
Adjusted / (forfeited)	—	—	—	—	—	—
Outstanding at end of year	16,500	$78.13	23,000	$78.87	94,606	$52.24
Exercisable at end of year	16,500	$78.13	23,000	$78.87	93,106	$51.85

A summary of the Company’s stock options outstanding at December 31, 2019 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$49.42 – 69.99	5,500	$56.87	5,500	$56.87
$70.00 – 91.58	11,000	$88.76	11,000	$88.76
Total	16,500	$78.13	16,500	$78.13
Intrinsic value of outstanding stock options at December 31, 2019				$497,490
Intrinsic value of exercisable stock options at December 31, 2019				$497,490

The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $3.5 million, and $0.1 million, respectively.

Proceeds from stock options exercised during the years ended December 31, 2019, 2018, and 2017 totaled $0.5 million, $3.1 million, and $0.1 million, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2019, or the price on the date of exercise for those exercised during the year. The weighted average remaining contractual life of all outstanding options, which are all exercisable, is 4.4 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one- to eight-year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2019, the fair market value of the non-vested stock on the date of grant ranged from $95.71 to $105.65. During 2019, 38,566 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $3.9 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2019		2018		2017
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	96,669	$90.28	170,809	$71.75	258,163	$58.89
Granted	38,566	101.00	31,879	95.32	51,276	85.17
Vested	(35,292)	89.84	(67,753)	69.27	(96,615)	58.95
Forfeited	(1,461)	92.76	(38,266)	49.00	(42,015)	38.53
Unvested at end of year	98,482	$94.61	96,669	$90.28	170,809	$71.75

Compensation expense of $4.2 million, $6.0 million, and $7.1 million was recognized for the vested portion of non-vested stock grants in 2019, 2018, and 2017, respectively. The fair value of non-vested stock that vested during 2019, 2018, and 2017 was $3.2 million, $4.7 million, and $5.7 million, respectively. The total unrecognized compensation cost related to non-vested stock was $8.1 million at December 31, 2019, and the remaining weighted-average period over which this expense will be recognized was 4.1 years.

Performance-based awards

During 2019, 2018 and 2017, the Company granted performance-based awards that entitle the recipients to earn up to 39,756, 34,760 and 48,762 shares, respectively, if certain performance criteria are achieved over a three-year period. The actual number of shares to be issued will be determined at the end of the three-year period. The Company issued 14,887 performance-based shares in 2019. No performance-based shares were issued in 2018 or 2017. The performance-based shares issued are based upon the Company’s performance over a three-year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance based awards are recognized as compensation expense based on the fair value of the awards on the date of grant, the number of shares ultimately expected to vest and the vesting period of the awards. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2019, compensation expense of $1.3 million (included in the $4.2 million discussed above) was recognized for performance awards granted in 2019 and prior. The total unrecognized compensation cost related to non-vested performance awards was $3.2 million at December 31, 2019 and the weighted-average period over which this expense will be recognized is 2.5 years.

Deferred compensation plan for Directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 23,450 units outstanding at December 31, 2019. No fees were elected to be deferred by any non-employee Directors in 2019, 2018 or 2017.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan. The Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $842,000, $769,000, and $703,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

11. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties	Company common ownership interest	Carrying value of investment at Dec. 31, 2019	Carrying value of investment at Dec. 31, 2018
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$83.1 million	$85.8 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)	30	15%	$13.9 million	$13.4 million
191 III Holdings LLC (“191 III”)[2]	6	20%	$8.9 million	$9.3 million
Life Storage-SERS Storage LLC (“SERS”)[3]	3	20%	$3.2 million	$3.5 million
Life Storage-HIERS Storage LLC (“HIERS”)[4]	17	20%	$14.9 million	$9.3 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.4 million)	($0.4 million)
N 32nd Street Self Storage, LLC (“N32”)[6]	1	46%	$1.1 million	$1.2 million
Bluebird Sanford Storage LP ("Sanford")[7]	1	20.5%	$0.3 million	N/A
Bluebird Ingram Storage LP ("Ingram")[8]	1	46.3%	$1.2 million	N/A
Life Storage Spacemax, LLC ("Spacemax")[9]	6	40%	$16.1 million	N/A
Joint ventures with properties in development stage[10]	4	Various	$3.1 million	$2.7 million
Other unconsolidated joint ventures (3 joint ventures)	3	Various	$9.2 million	$9.7 million

[1]

During 2017, Sovran HHF acquired 18 self-storage facilities for a total of $330 million. In connection with this acquisition, Sovran HHF entered into $135 million of mortgage debt which is secured by 16 of the self-storage facilities acquired. During 2017, the Company contributed $39.6 million as its share of capital to fund this acquisition. As of December 31, 2019, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

During 2017, 191 III acquired six self-storage facilities for a total of $104.1 million. In connection with the acquisition of these self-storage facilities, 191 III entered into $57.2 million of mortgage debt which is secured by the self-storage facilities acquired. During 2017 and 2016, the Company contributed a total of $10 million as its share of capital to fund this acquisition.

[3]

In 2017, the Company executed a joint venture agreement, Life Storage-SERS Storage LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. During 2017, SERS acquired three self-storage facilities for a total of $39.1 million. In connection with the acquisition of these self-storage facilities, SERS entered into $22.0 million of mortgage debt which is secured by the self-storage facilities acquired. During 2017, the Company contributed $3.6 million as its share of capital to fund this acquisition.

[4]

In 2018, the Company executed a joint venture agreement, Life Storage-HIERS Storage LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. HIERS owns 12 self-storage facilities which it acquired from the Company in 2018 for a total of $91.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $45.4 million of mortgage debt which is secured by the self-storage facilities acquired. Relating to these transactions, the Company contributed $9.3 million to the joint venture in 2018, which includes a $9.1 million equity investment received as a result of the sale of the 12 self-storage facilities to HIERS. In November 2019, HIERS acquired an additional five self-storage facilities for a total of $56.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $27.6 million of mortgage debt which is secured by the self-storage facilities acquired. During 2019, the Company contributed $5.7 million as is its share of capital to fund the acquisition of these five self-storage facilities.

[5]	Iskalo owns the building that houses the Company’s headquarters and other tenants. The Company paid rent to Iskalo of $1.2 million during each of the years ended December 31, 2019, 2018, and 2017.
[6]

In 2017, the Company executed a joint venture agreement, N 32nd Street Self Storage, LLC, with an unrelated third-party with the purpose of developing and operating a self-storage facility. N32 owns and operates one self-storage facility and has entered into a non-recourse mortgage loan with $6.1 million of principal outstanding at December 31, 2019. During 2017, the Company contributed $1.3 million as its share of capital to fund the development of this self-storage facility.

[7]

In March 2019, the Company executed a joint venture agreement, Bluebird Sanford Storage LP, with an unrelated third-party with the purpose of acquiring and operating a self-storage facility. During 2019, Sanford acquired a self-storage facility for a total of $4.9 million. In connection with this acquisition, Sanford entered into $3.2 million of non-recourse mortgage debt. During 2019, the Company contributed $0.3 million to Sanford as the Company’s share of the initial capital investment in the joint venture.

[8]

In March 2019, the Company executed a joint venture agreement, Bluebird Ingram Storage, LP, with an unrelated third-party with the purpose of acquiring, further developing, and operating a self-storage facility. During 2019, Ingram acquired a self-storage facility for a total of $20.7 million. In connection with this acquisition, Ingram entered into $17.6 million of non-recourse mortgage debt. During 2019, the Company contributed $1.3 million to Ingram as the Company’s share of the initial capital investment in the joint venture.

[9]

In August 2019, the Company executed a joint venture agreement, Life Storage Spacemax, LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. During 2019, Spacemax acquired six self-storage facilities for a total of $82.7 million. In connection with this acquisition, Spacemax entered into $42.0 million of non-recourse mortgage debt. During 2019, the Company contributed $16.3 million to Spacemax as the Company’s share of the initial capital investment in the joint venture.

[10]

The Company has entered into four separate joint ventures, each of which is developing a self-storage facility in Ontario, Canada. The Company has contributed an aggregate total of $0.4 million and $2.7 million in 2019 and 2018, respectively, as its share of capital to these joint ventures.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company used the voting model under ASC 810 for all joint ventures not considered a VIE to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. As the Company does not have the power to direct the activities of the joint venture that is considered a VIE, the VIE joint venture is not consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

In the first quarter of 2019, the Company acquired the remaining 60% ownership in RAP for cash payment of $46.4 million which included the payoff of a $30.0 million mortgage loan previously entered into by RAP and $0.7 million of transfer taxes. The Company’s investment in RAP had historically been accounted for by the Company using the equity method of accounting. As a result of this transaction, the Company now owns 100% of RAP and has consolidated RAP in accordance with ASC 810, “Consolidation,” since the date that the remaining 60% ownership interest was acquired. The allocated purchase price of RAP also includes the carrying value of the Company’s investment in RAP at the date of acquisition which totaled $10.7 million (see Note 4 for additional information on the accounting for this acquisition).

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. The Company also earned management and call center fees as property manager of the self-storage facility owned by RAP prior to the Company’s acquisition of the remaining 60% ownership interest in RAP as discussed above. These fees earned from unconsolidated joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $8.9 million, $7.8 million and $6.6 million in 2019, 2018 and 2017, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Sovran HHF	$3,747	$3,285	$2,517
Sovran HHF II	1,870	1,686	1,530
RAP	(280)	(860)	(967)
Other unconsolidated joint ventures	(771)	11	234
	$4,566	$4,122	$3,314

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2019 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,298,274
Investment in office building, net	4,535
Other assets	25,085
Total Assets	$1,327,894
Due to the Company	$1,302
Mortgages payable	584,438
Other liabilities	11,209
Total Liabilities	$596,949
Unaffiliated partners’ equity	576,350
Company equity	154,595
Total Partners’ Equity	730,945
Total Liabilities and Partners’ Equity	$1,327,894
Income Statement Data:
Total revenues	$130,562
Property operating expenses	(38,857)
Administrative, management and call center fees	(10,116)
Depreciation and amortization of customer list	(28,689)
Amortization of financing fees	(917)
Income tax expense	(126)
Interest expense	(22,807)
Net income	$29,050

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties. A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with unconsolidated joint ventures for the three years ended December 31, 2019 are as follows:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Operating activities
Other operating income (management fees and acquisition fee income)	$9,298	$7,848	$8,090
General and administrative expenses (corporate office rent)	1,198	1,188	1,192
Equity in income of joint ventures	4,566	4,122	3,314
Distributions from unconsolidated joint ventures	10,165	8,561	7,055
(Advances to) receipts from joint ventures, net	(81)	391	(174)
Investing activities
Investment in unconsolidated joint ventures	(25,659)	(7,718)	(69,911)

12. SHAREHOLDERS’ EQUITY

Until May 2017, the Company had maintained a continuous equity offering program with Wells Fargo Securities, LLC, Jefferies LLC, SunTrust Robinson Humphrey, Inc., Piper Jaffray & Co., HSBC Securities (USA) Inc., and BB&T Capital Markets, a division of BB&T Securities, LLC, pursuant to which the Company could sell up to $225 million in aggregate offering price of shares of the Company’s common stock. This equity program expired in May 2017.

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

During 2019, 2018, and 2017, the Company did not issue any shares of common stock under these equity programs.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. During 2017, the Company repurchased 112,554 of the Company’s outstanding common shares for $8.2 million under the Buyback Program, resulting in a weighted average purchase price of $73.16 per share. The Company did not repurchase any outstanding common shares under the Buyback Program in 2019 or 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan. The Company issued 199,809 shares under the plan in 2017. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during 2019 or 2018.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage, Inc. operations for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	2019 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$136,522	$145,028	$145,634	$147,555
Net income	34,637	40,964	140,746	43,730
Net income attributable to common shareholders	34,454	40,742	140,002	43,501
Net income per share attributable to common shareholders
Basic	$0.74	$0.87	$3.00	$0.93
Diluted	$0.74	$0.87	$2.99	$0.93

	2018 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$133,094	$138,008	$141,483	$138,265
Net income	34,049	39,457	41,311	92,740
Net income attributable to common shareholders	33,889	39,274	41,120	92,307
Net income per share attributable to common shareholders
Basic	$0.73	$0.84	$0.88	$1.98
Diluted	$0.73	$0.84	$0.88	$1.98

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2019 and 2018 (dollars in thousands, except per unit data):

	2019 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$136,522	$145,028	$145,634	$147,555
Net income	34,637	40,964	140,746	43,730
Net income attributable to common unitholders	34,454	40,742	140,002	43,501
Net income per unit attributable to common unitholders
Basic	$0.74	$0.87	$3.00	$0.93
Diluted	$0.74	$0.87	$2.99	$0.93

	2018 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$133,094	$138,008	$141,483	$138,265
Net income	34,049	39,457	41,311	92,740
Net income attributable to common unitholders	33,889	39,274	41,120	92,307
Net income per unit attributable to common unitholders
Basic	$0.73	$0.84	$0.88	$1.98
Diluted	$0.73	$0.84	$0.88	$1.98

See Note 4 for a discussion of the depreciation resulting from the change in estimated useful lives of buildings identified for replacement at certain of the Company’s self-storage facilities. See note 5 for financing transactions entered into in 2019 and 2018.

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

Future minimum lease payments on land and building leases related to self-storage facilities and the lease of the Company’s headquarters are as follows (dollars in thousands):

Year ending December 31:
2020	$2,207
2021	2,294
2022	2,294
2023	2,294
2024	2,280
Thereafter	14,349
Total	$25,718

At December 31, 2019, one of the Company’s unconsolidated joint ventures was under contract to acquire a self-storage facility for a purchase price of $21.7 million. The acquisition of this self-storage facility was finalized on February 14, 2020 and the Company contributed $1.7 million as its share of capital toward this acquisition.

At December 31, 2018, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $30.5 million under these contracts in 2020.

15. SUBSEQUENT EVENTS

On January 2, 2020, the Company declared a quarterly dividend of $1.07 per common share. The dividend was paid on January 27, 2020 to shareholders of record on January 14, 2020. The total dividend paid amounted to $50.0 million.

On January 26, 2020, the Company entered into an agreement to sell one of its self-storage facilities for $19.0 million. The sale of this facility under contract is subject to customary conditions to closing, and there is no assurance that the facility will be sold.

On February 11, 2020, one of the Company’s unconsolidated joint ventures entered into a contract to sell nine self-storage facilities for a price of $85.8 million. The sale of these self-storage facilities is subject to customary conditions to closing, and there is no assurance that these facilities will be sold.

On February 14, 2020, one of the Company’s unconsolidated joint ventures acquired a self-storage facility for a purchase price of $21.7 million of which the Company contributed $1.7 million as its share of capital.

On February 18, 2020, the Company entered into a contract to acquire six self-storage facilities from one of its unconsolidated joint ventures for a purchase price of $134.0 million. The purchase of these facilities under contract is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2019. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2019.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “Parent Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The Parent Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Parent Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Parent Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Parent Company are being made only in accordance with authorizations of management and directors of the Parent Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Parent Company’s assets that could have a material effect on the financial statements.

The Parent Company’s management performed an assessment of the effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Parent Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Life Storage, Inc. (the Parent Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Parent Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

February 25, 2020

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2019. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2019.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management performed an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Life Storage LP (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

February 25, 2020

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Parent Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (“2020 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Life Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2019 and 2018;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2019, 2018 and 2017;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2019, 2018 and 2017;
(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2019, 2018 and 2017; and
(vi)	Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2019 and 2018;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2019, 2018 and 2017;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2019, 2018 and 2017;
(iv)	Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2019, 2018 and 2017;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2019, 2018 and 2017; and
(vi)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2019 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2019.

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

3.6	Articles of Amendment of the Parent Company (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.7	Bylaws, as amended, of the Parent Company (incorporated by reference to Exhibit 3.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.8	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 19, 2017).

3.9	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed May 31, 2019).

3.10

Amended and Restated Certificate of Limited Partnership (incorporated by reference to Exhibit 3.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed August 11, 2016).

3.11	Agreement of Limited Partnership of the Operating Partnership (incorporated by reference to Exhibit 3.1 on Form 10 filed April 22, 1998).

3.12

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

3.14

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

4.9

Third Supplemental Indenture, dated as of June 3, 2019, among the Parent Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed June 3, 2019).

4.10	Form of Note representing the Notes (incorporated by reference to Exhibit 4.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed June 3, 2019).

4.11	Form of Guarantee (included in Exhibit 4.10).

4.12*	Description of Securities Registered Under Section 12 of the Exchange Act of 1934.

10.1+	2015 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).
10.2+

Employment Agreement between the Parent Company, the Operating Partnership, and David L. Rogers (incorporated by reference to Exhibit 10.5 to the Parent Company’s Annual Report on Form 10-K filed February 27, 2009).

10.3+

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

10.5+

Amendment to Employment Agreement and Separation Agreement by and among the Parent Company, the Operating Partnership, and David L. Rogers, dated September 12, 2018 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed September 12, 2018).

10.6+	Deferred Compensation Plan for Directors (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 8, 2015).

10.7	Amended Indemnification Agreements with members of the Board of Directors (incorporated by reference to Exhibit 10.35 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006).
10.8	Amended Indemnification Agreements with Executive Officers (incorporated by reference to Exhibit 10.36 to the Parent Company’s Current Report on Form 8-K filed July 20, 2006).

10.9

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

10.10

Note Purchase Agreement dated as of August 5, 2011 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $100 million, 5.54% Senior Guaranteed Notes, Series D due August 5, 2021 (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed August 8, 2011).

10.11

Note Purchase Agreement dated as of April 8, 2014 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $175 million, 4.533% Senior Guaranteed Notes, Series E due April 8, 2024 (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed April 9, 2014).

10.12

Amendment No. 2 to Note Purchase Agreement (2011) dated June 29, 2016 by and among the Parent Company, and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.13

Amendment No. 2 to Note Purchase Agreement (2014) dated June 29, 2016 by and among the Parent Company and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.14	Amendments to Note Purchase Agreement (2011) (incorporated by reference to exhibit 10.24 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.15	Amendments to Note Purchase Agreement (2014) (incorporated by reference to Exhibit 10.25 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.16

Note Purchase Agreement dated as of July 21, 2016 among the Parent Company and the Operating Partnership and the institutions named in Schedule A thereto as purchasers (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 26, 2016).

10.17	Amendment to Note Purchase Agreement (2016) (incorporated by reference to Exhibit 10.27 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.18+	Amended and Restated 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 16, 2019).

10.19+	Outside Director Fee Schedule (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Quarterly Report on Form 10-Q filed November 1, 2018).

10.20+

Annual Incentive Compensation Plan for Executive Officers, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed May 3, 2018).

10.21+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Andrew J. Gregoire dated November 1, 2017 (incorporated by reference to Exhibit 10.5 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.22+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Edward F. Killeen dated November 1, 2017 (incorporated by reference to Exhibit 10.6 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.23+

Employment Agreement between the Parent Company, the Operating Partnership and Joseph Saffire dated November 1, 2017 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.24+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.25+

Letter Agreement between the Parent Company and Joseph V. Saffire (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 1, 2019.

10.26

Indemnification Agreement dated July 16, 2012 between the Parent Company, the Operating Partnership and Stephen R. Rusmisel, a director of the Company (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed July 17, 2012).

10.27

Indemnification Agreement dated January 30, 2015 between the Parent Company, the Operating Partnership and Arthur L. Havener, Jr., a director of the Parent Company (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed February 3, 2015).

10.28

Indemnification Agreement dated January 30, 2015 between the Parent Company, the Operating Partnership and Mark G. Barberio, a director of the Parent Company (incorporated by reference to Exhibit 10.2 to the Parent Company’s Current Report on Form 8-K filed February 3, 2015).

10.29

Indemnification Agreement dated as of November 1, 2017, by and among the Parent Company, the Operating Partnership and Carol Hansell, a director of the Parent Company (incorporated by reference to Exhibit 10.4 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.30+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 19, 2018).

10.31+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).

10.32+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 28, 2016).
10.33+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).

10.34+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).
10.35+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).

10.36+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).

10.37+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 8, 2018).

10.38+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 of the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 8, 2018).
10.39+	Form of Long Term Incentive Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.40+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.41+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).

10.42+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).
10.43

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

101*

The following financial statements from the Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2019 and 2018;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2019, 2018 and 2017;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2019, 2018 and 2017;

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2019, 2018 and 2017;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2019, 2018 and 2017; and

(vi)   Notes to Consolidated Financial Statements.

The following financial statements from the Life Storage LP’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in inline XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2019 and 2018;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2019, 2018 and 2017;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2019, 2018 and 2017;

(iv)   Consolidated Statements of Partners’ Capital for Years Ended December 31, 2019, 2018 and 2017;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2019, 2018 and 2017; and

(vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2020	LIFE STORAGE, INC.

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

February 25, 2020		LIFE STORAGE LP

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark G. Barberio	Chair of Board and Director of Life Storage, Inc.	February 25, 2020
Mark G. Barberio

/s/ Joseph V. Saffire	Chief Executive Officer (Principal Executive Officer) and	February 25, 2020
Joseph V. Saffire	Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting	February 25, 2020
Andrew J. Gregoire	Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Charles E. Lannon	Director of Life Storage, Inc.	February 25, 2020
Charles E. Lannon

/s/ Stephen R. Rusmisel	Director of Life Storage, Inc.	February 25, 2020
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 25, 2020
Arthur L. Havener, Jr.

/s/ Dana Hamilton	Director of Life Storage, Inc.	February 25, 2020

Dana Hamilton

/s/ Edward J. Pettinella	Director of Life Storage, Inc.	February 25, 2020

Edward J. Pettinella

/s/ David L. Rogers	Director of Life Storage, Inc.	February 25, 2020

David L. Rogers

Life Storage, Inc. and Life Storage LP

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2019

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		$416	$1,516	$2,427	$416	$3,943	$4,359	$1,897	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,726	397	3,150	3,547	1,541	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,608	747	4,271	5,018	1,588	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,599	239	3,709	3,948	1,586	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,826	1,036	5,150	6,186	1,816	1987/15	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	3,499	779	4,616	5,395	1,428	1985/2019	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,425	483	4,177	4,660	2,109	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	4,539	224	5,347	5,571	1,267	1988/17	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	4,040	497	5,497	5,994	2,357	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	3,449	395	4,853	5,248	938	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,943	687	4,136	4,823	1,396	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	927	363	2,606	2,969	1,481	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,324	234	3,167	3,401	1,111	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	952	680	2,568	3,248	1,394	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,960	1,445	5,662	7,107	2,746	1981	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,594	649	3,923	4,572	2,092	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	4,051	387	5,453	5,840	1,880	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	1,074	844	3,095	3,939	1,747	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	750	303	1,852	2,155	1,050	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,077	517	4,620	5,137	1,681	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	3,533	321	4,683	5,004	1,361	1985	6/26/1995	5 to 40 years
Columbia	SC		189	719	525	189	1,244	1,433	766	1989	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,408	602	3,815	4,417	1,802	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	955	513	2,885	3,398	1,686	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	690	194	1,602	1,796	902	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,580	1,503	5,199	6,702	2,674	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	706	398	1,741	2,139	946	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	3,405	424	4,419	4,843	944	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,321	483	2,487	2,970	1,275	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	890	308	2,006	2,314	1,187	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	956	174	1,738	1,912	951	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	946	413	1,945	2,358	1,187	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,577	306	1,980	2,286	979	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	3,113	479	4,855	5,334	2,243	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	5,345	883	7,449	8,332	2,117	1986/2019	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,142	316	2,613	2,929	1,478	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	1,977	651	4,920	5,571	2,811	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,445	715	3,140	3,855	1,717	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	3,005	619	3,808	4,427	1,817	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	2,962	1,376	6,181	7,557	3,422	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	719	244	1,620	1,864	927	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,589	1,591	4,898	6,489	1,871	1986/15	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,650	612	4,133	4,745	1,539	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,422	256	3,666	3,922	1,778	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,812	313	4,274	4,587	1,796	1984	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,951	385	3,288	3,673	1,665	1990	6/26/1995	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Birmingham	AL		730	1,725	3,054	730	4,779	5,509	1,901	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,556	863	3,597	4,460	1,895	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,471	326	2,986	3,312	1,416	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,498	369	4,856	5,225	2,271	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,957	720	3,609	4,329	1,477	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	985	226	2,031	2,257	1,112	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,524	1,088	4,121	5,209	2,319	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,630	526	3,588	4,114	1,920	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	1,233	672	3,672	4,344	2,013	1988	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,132	486	3,259	3,745	1,436	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,691	1,142	8,689	9,831	3,857	1989/93/95/16	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,258	443	2,860	3,303	1,586	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	2,434	1,162	5,188	6,350	2,557	1986/15	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,824	472	3,534	4,006	1,797	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	842	206	1,753	1,959	920	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	918	413	2,620	3,033	1,574	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	3,387	360	5,028	5,388	1,246	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	5,248	692	7,407	8,099	2,508	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,539	442	3,131	3,573	1,629	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,212	353	2,511	2,864	1,222	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	1,067	245	1,917	2,162	1,059	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	1,117	766	2,917	3,683	1,550	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	476	442	2,243	2,685	1,330	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,402	408	3,064	3,472	1,681	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	4,826	328	6,150	6,478	155	2018	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,681	436	3,440	3,876	1,787	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,504	289	3,665	3,954	649	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,589	433	2,449	2,882	1,205	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	669	345	1,931	2,276	1,044	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,870	383	3,600	3,983	1,127	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,713	671	4,082	4,753	2,097	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,361	359	2,648	3,007	1,515	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,587	297	3,458	3,755	1,805	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	747	310	2,035	2,345	1,123	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	1,016	688	2,873	3,561	1,153	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	853	777	3,623	4,400	2,059	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,937	568	3,965	4,533	2,013	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	1,211	436	2,846	3,282	1,482	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	770	538	2,800	3,338	1,618	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	735	487	2,489	2,976	1,377	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	586	315	1,717	2,032	985	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,451	314	2,564	2,878	1,365	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	3,224	707	5,717	6,424	2,414	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,815	693	4,864	5,557	2,149	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,584	751	7,260	8,011	2,964	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,619	725	5,205	5,930	2,558	1978	1/10/1997	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Cleveland	OH		637	2,918	2,156	701	5,010	5,711	3,066	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	4,221	495	6,002	6,497	1,902	1979/17	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,975	761	4,689	5,450	2,592	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	3,025	418	4,946	5,364	2,322	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,599	606	3,763	4,369	1,895	1982	1/10/1997	5 to 40 years
San Antonio	TX		346	1,236	685	346	1,921	2,267	1,037	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,196	432	3,756	4,188	1,962	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	4,826	634	7,391	8,025	2,492	1993/95/16	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	619	566	2,898	3,464	1,590	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	713	293	2,070	2,363	1,075	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,889	260	5,932	6,192	1,985	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,580	616	3,413	4,029	1,208	1984	3/31/1997	5 to 40 years
Savannah	GA		296	1,196	652	296	1,848	2,144	1,006	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	1,274	921	4,556	5,477	2,363	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,371	304	3,582	3,886	1,728	1989	6/4/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	875	1,033	4,628	5,661	2,539	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	811	825	3,543	4,368	1,921	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	632	735	4,061	4,796	2,256	1995	8/21/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,319	421	3,125	3,546	1,601	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	666	282	1,969	2,251	1,039	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	860	637	3,408	4,045	1,863	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	1,198	709	4,433	5,142	2,373	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	4,712	843	8,106	8,949	2,557	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	3,175	542	5,385	5,927	1,944	1996/2019	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,634	620	4,166	4,786	2,079	1995	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	1,175	1,243	6,194	7,437	3,319	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,231	694	2,766	3,460	1,060	1988	2/9/1998	5 to 40 years
Titusville	FL		492	1,990	1,325	688	3,119	3,807	1,241	1986/90	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	2,001	733	4,942	5,675	2,624	1979	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,363	702	7,184	7,886	2,844	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	719	384	2,090	2,474	1,183	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,400	414	3,480	3,894	1,556	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,910	464	3,045	3,509	1,316	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,378	544	3,320	3,864	1,808	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	711	742	3,688	4,430	1,958	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	3,871	775	6,974	7,749	1,663	1988/91/2019	4/9/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,617	569	3,434	4,003	1,726	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,941	633	4,649	5,282	1,911	1986/16	4/22/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,174	419	5,698	6,117	2,064	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,746	662	6,400	7,062	2,016	1985/07/15	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,838	584	3,556	4,140	1,377	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,597	740	4,094	4,834	1,844	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	647	635	2,949	3,584	1,456	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,376	324	3,869	4,193	1,657	1994	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	943	1,208	5,797	7,005	3,049	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	893	944	4,696	5,640	2,526	1985	7/1/1998	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Pompano Beach-Sample	FL		903	3,643	781	903	4,424	5,327	2,302	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	(1,599)	851	5,112	5,963	2,677	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	657	840	4,030	4,870	2,211	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	957	550	2,955	3,505	1,436	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,882	670	4,289	4,959	2,065	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	1,534	376	3,118	3,494	1,373	1988	11/19/1998	5 to 40 years
Providence	RI		447	1,776	1,078	447	2,854	3,301	1,465	1986/94	2/2/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	5,951	314	7,046	7,360	104	2019	2/17/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	817	565	3,413	3,978	1,778	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,637	733	3,543	4,276	1,443	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	915	339	2,261	2,600	1,080	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,277	291	2,303	2,594	1,014	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	746	354	2,151	2,505	1,062	1986	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,668	872	7,144	8,016	2,916	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	1,040	849	4,441	5,290	2,330	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,108	410	3,734	4,144	1,707	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,229	667	3,602	4,269	1,773	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	982	335	2,503	2,838	1,125	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	4,610	276	5,922	6,198	1,288	1998/2019	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,133	633	3,706	4,339	1,737	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	(306)	583	2,361	2,944	1,139	1996	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	1,003	384	2,425	2,809	1,097	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	3,478	332	4,459	4,791	1,221	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,895	1,981	8,550	10,531	2,860	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,796	966	6,644	7,610	1,817	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	1,376	841	4,660	5,501	1,706	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	843	902	3,977	4,879	1,588	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	(362)	1,104	3,306	4,410	1,529	1986	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	923	1,091	4,505	5,596	2,004	1984	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	3,285	589	5,218	5,807	1,331	1984/2019	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	4,966	938	6,476	7,414	1,168	1988/2019	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,458	1,004	7,042	8,046	2,830	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	662	714	3,678	4,392	1,637	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,243	327	2,413	2,740	955	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	1,063	784	3,969	4,753	1,695	1984	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	6,731	618	8,039	8,657	1,836	1980/17	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	771	919	4,467	5,386	1,924	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	514	612	2,982	3,594	1,303	1999	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,247	1,119	5,231	6,350	2,118	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	901	407	2,551	2,958	943	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	3,555	817	6,842	7,659	1,851	1996/17	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	958	2,207	9,824	12,031	5,247	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	680	1,131	5,244	6,375	2,229	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	457	635	3,375	4,010	1,451	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	921	1,252	6,664	7,916	2,713	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	409	1,039	4,610	5,649	1,881	1995/99	8/26/2003	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas-Fort Worth	TX		827	3,776	622	827	4,398	5,225	1,768	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	828	2,713	11,841	14,554	4,831	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,924	773	5,094	5,867	1,999	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	516	1,195	5,393	6,588	2,107	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	1,225	1,103	5,775	6,878	2,131	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	3,079	1,061	7,506	8,567	2,782	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,068	388	2,708	3,096	1,041	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	460	1,720	7,446	9,166	2,977	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,685	1,566	8,030	9,596	2,801	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	1,947	1,365	7,516	8,881	2,927	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	1,037	1,976	6,965	8,941	2,732	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	301	1,131	4,910	6,041	1,839	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,347	527	5,468	5,995	1,441	1988/02/16	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	953	612	3,454	4,066	1,116	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	431	1,612	7,016	8,628	2,686	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	529	1,906	8,255	10,161	3,079	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	517	1,215	5,465	6,680	2,055	1997/99	6/6/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	4,549	470	6,451	6,921	1,312	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	6,164	491	8,393	8,884	1,190	2003/17	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	749	556	3,014	3,570	1,138	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	410	754	3,475	4,229	1,311	2003	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	650	811	4,047	4,858	1,507	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,743	719	5,670	6,389	1,686	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,473	982	5,651	6,633	1,224	2001/16	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	735	596	3,146	3,742	990	2002	1/10/2006	5 to 40 years
Houston-Cypress	TX		721	2,994	2,461	721	5,455	6,176	1,753	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	260	937	4,039	4,976	1,461	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	2,958	707	5,891	6,598	1,982	2000	3/9/2006	5 to 40 years
Manchester	NH		832	3,268	194	832	3,462	4,294	1,242	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	536	1,270	5,573	6,843	1,944	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	395	929	4,071	5,000	1,391	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	286	696	3,025	3,721	1,063	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	369	1,220	5,174	6,394	1,812	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	2,689	1,113	7,048	8,161	1,568	1999/2019	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,534	766	4,574	5,340	1,351	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	300	828	3,590	4,418	1,252	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,611	734	5,478	6,212	1,562	1980/01/15	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	383	899	3,979	4,878	1,374	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	540	890	4,092	4,982	1,407	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	267	697	2,978	3,675	1,031	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	720	1,256	5,666	6,922	1,919	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	412	605	2,846	3,451	920	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	351	607	2,779	3,386	946	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	185	1,073	4,461	5,534	1,523	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,229	549	3,409	3,958	1,077	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	206	644	2,748	3,392	958	1999	6/22/2006	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Blanco	TX		963	3,836	321	963	4,157	5,120	1,457	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	2,276	773	5,336	6,109	1,616	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	483	1,175	5,107	6,282	1,736	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	711	617	3,133	3,750	1,070	1989	6/29/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	286	619	2,757	3,376	942	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,389	1,158	6,028	7,186	2,017	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	725	590	3,086	3,676	1,043	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	460	694	3,218	3,912	1,058	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	488	736	3,393	4,129	1,146	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,459	975	5,313	6,288	1,512	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		—	3,680	385	—	4,065	4,065	1,378	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	432	439	2,177	2,616	785	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,098	813	5,311	6,124	1,686	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	477	930	4,123	5,053	1,323	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	878	1,537	6,896	8,433	2,247	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,683	532	5,802	6,334	1,370	1993/07/15	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	753	437	2,547	2,984	810	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	3,008	638	5,539	6,177	1,314	1997/06	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	3,787	348	5,131	5,479	698	1998/2019	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	256	323	1,587	1,910	569	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	3,254	881	4,873	5,754	1,076	1999/00	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,682	961	6,509	7,470	1,835	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	806	375	2,304	2,679	704	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	207	1,003	4,209	5,212	1,365	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	483	676	3,168	3,844	1,110	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,190	1,677	7,458	9,135	2,353	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	507	1,017	4,519	5,536	1,499	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	288	1,423	5,912	7,335	1,924	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	528	1,206	5,303	6,509	1,713	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	484	1,216	5,303	6,519	1,741	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	174	1,301	5,543	6,844	1,795	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	375	1,164	4,999	6,163	1,618	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	1,675	1,347	7,148	8,495	2,129	2003/06/15	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	3,251	1,029	7,431	8,460	1,529	2003/06/19	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	341	686	3,073	3,759	1,015	2003	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	196	1,811	7,348	9,159	2,338	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	167	732	3,182	3,914	1,074	2006	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	423	1,076	4,755	5,831	1,530	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	324	885	3,910	4,795	1,249	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	386	742	3,410	4,152	1,069	2002/05	11/14/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	235	384	1,783	2,167	523	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	203	437	1,960	2,397	601	2000	12/19/2007	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	377	852	3,786	4,638	1,052	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,746	1,047	8,727	9,774	2,032	2009/16	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	305	846	4,400	5,246	1,065	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,346	961	5,048	6,009	1,068	2008/16	12/29/2010	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Raleigh-Durham	NC		574	3,975	335	575	4,309	4,884	999	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	119	513	5,436	5,949	1,247	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	198	1,129	4,965	6,094	1,186	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	150	381	3,725	4,106	876	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	189	965	3,544	4,509	829	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	483	796	9,950	10,746	2,182	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	888	885	3,961	4,846	802	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	119	197	2,251	2,448	595	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	143	1,043	8,395	9,438	1,811	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	585	825	4,786	5,611	1,077	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	233	693	3,785	4,478	880	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	214	1,243	3,320	4,563	810	2000	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,524	691	6,959	7,650	1,414	2000/15	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	314	1,012	3,626	4,638	822	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	237	575	3,794	4,369	933	1998	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	427	1,168	2,742	3,910	621	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	382	2,152	3,409	5,561	852	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	331	402	3,933	4,335	897	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	558	1,653	5,505	7,158	1,239	1984	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	257	177	3,480	3,657	803	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	332	1,438	4,915	6,353	1,093	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	250	272	3,486	3,758	838	2001	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	289	1,478	4,434	5,912	988	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	334	1,315	6,476	7,791	1,401	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	240	3,189	4,214	7,403	944	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	590	1,049	5,765	6,814	1,305	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	1,370	2,054	2,138	2,962	2,054	5,100	7,154	799	1982/17	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	154	2,848	6,046	8,894	1,359	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	779	197	5,060	5,257	1,046	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	454	2,960	12,531	15,491	2,426	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	296	1,932	11,902	13,834	2,301	1996/04	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	441	1,940	5,321	7,261	1,055	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	124	911	5,986	6,897	1,190	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	88	1,560	6,854	8,414	1,354	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	106	644	5,825	6,469	1,115	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	103	772	3,985	4,757	776	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	118	739	3,976	4,715	792	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	92	1,384	9,358	10,742	1,787	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	128	856	4,443	5,299	849	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	153	855	3,991	4,846	770	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	174	1,342	4,866	6,208	943	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	319	2,337	5,220	7,557	1,029	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	248	1,213	3,377	4,590	682	1999/06	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	237	1,050	6,131	7,181	1,168	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	271	910	3,927	4,837	772	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	532	2,593	5,561	8,154	993	2005	12/20/2012	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago-North Western	IL		1,718	6,466	762	1,798	7,148	8,946	1,260	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	221	395	3,447	3,842	624	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	185	2,373	10,054	12,427	1,785	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	254	1,501	4,029	5,530	768	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	158	515	2,438	2,953	481	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	283	1,234	4,301	5,535	801	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	195	1,555	6,173	7,728	1,150	2000	12/21/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	272	774	3,599	4,373	683	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	276	632	2,261	2,893	452	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	507	269	3,633	3,902	626	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	290	337	2,295	2,632	444	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	567	2,122	9,302	11,424	1,587	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	216	1,506	7,449	8,955	1,270	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	152	1,096	8,428	9,524	1,402	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	127	2,224	10,229	12,453	1,680	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	246	629	5,447	6,076	870	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	188	1,843	6,732	8,575	1,066	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	809	868	6,115	6,983	966	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	287	1,547	5,513	7,060	944	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	147	1,174	8,963	10,137	1,362	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	167	1,639	11,113	12,752	1,678	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	961	7,629	12,879	20,508	1,931	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	1,287	15,680	18,807	34,487	2,884	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	797	3,999	5,094	9,093	855	1998/02	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	402	2,235	6,671	8,906	1,051	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	301	2,146	6,719	8,865	1,022	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	620	985	5,362	6,347	807	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	614	1,837	6,915	8,752	1,079	2004/13	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	293	598	5,082	5,680	774	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	3,480	2,000	7,229	9,229	722	1997/2019	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	1,652	2,444	7,618	10,062	1,161	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,876	638	5,394	6,032	763	1998/16	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	2,053	2,010	5,597	7,607	655	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	411	508	2,453	2,961	397	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	2,502	1,989	6,547	8,536	859	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	2,871	1,538	7,381	8,919	918	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	1,146	5,161	8,209	13,370	1,189	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	414	1,741	6,420	8,161	951	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	566	2,263	5,497	7,760	865	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		—	2,292	291	—	2,583	2,583	909	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	898	819	5,632	6,451	811	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	511	1,097	6,129	7,226	883	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	293	626	4,842	5,468	711	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	957	1,512	10,664	12,176	1,538	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	404	2,958	7,308	10,266	1,006	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	362	2,349	4,237	6,586	599	2000	9/5/2014	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Castle Hills	TX		2,658	8,190	494	4,544	6,798	11,342	977	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	307	759	5,915	6,674	806	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	528	5,771	10,903	16,674	1,500	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	469	6,091	5,110	11,201	713	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	888	4,196	9,262	13,458	1,247	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	1,578	889	6,278	7,167	766	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	3,517	1,599	9,330	10,929	1,035	2006/17	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	228	9,747	18,602	28,349	2,324	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	148	9,642	23,500	33,142	2,934	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	164	5,153	27,565	32,718	3,433	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	317	4,931	20,732	25,663	2,577	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	3,416	2,579	7,482	10,061	734	1986/17	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	445	1,719	7,416	9,135	935	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	254	1,793	4,636	6,429	593	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	389	3,864	5,166	9,030	678	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	89	2,118	6,590	8,708	801	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	358	1,169	4,767	5,936	587	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy.	FL		4,957	6,045	287	4,957	6,332	11,289	786	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	290	3,372	4,496	7,868	553	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	282	2,687	5,294	7,981	661	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	224	852	7,276	8,128	926	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	447	2,110	8,629	10,739	1,004	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	2,237	2,711	6,032	8,743	518	2000/19	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	150	668	2,107	2,775	256	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	102	473	5,470	5,943	622	2005/11	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	1,083	834	2,788	3,622	268	2000/17	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	965	718	3,942	4,660	469	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	363	7,604	9,449	17,053	1,092	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	3,791	2,511	9,938	12,449	797	1999/2019	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	227	3,084	3,419	6,503	407	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	1,280	1,926	5,778	7,704	577	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	319	882	6,075	6,957	630	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	168	2,567	3,006	5,573	327	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	(273)	4,278	10,347	14,625	940	2001/06	1/6/2016	5 to 40 years
Los Angeles - E. Commercial	CA		6,512	12,352	513	6,512	12,865	19,377	1,409	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	277	3,998	13,824	17,822	1,399	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	348	4,636	15,174	19,810	1,516	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	566	13,274	10,985	24,259	1,189	2004/14	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	77	1,713	2,786	4,499	292	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	75	1,615	3,408	5,023	353	2003	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	147	2,445	6,442	8,887	643	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	83	3,078	2,944	6,022	307	2000	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	458	4,430	26,498	30,928	2,628	1985/99	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	218	4,880	6,560	11,440	664	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	261	6,191	5,349	11,540	562	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	161	8,097	7,208	15,305	758	2003	1/21/2016	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas - McKinney	TX		5,508	6,462	154	5,508	6,616	12,124	677	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	76	988	8,300	9,288	869	2015	2/1/2016	5 to 40 years
Miami	FL		2,294	8,980	203	2,294	9,183	11,477	959	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	416	1,768	4,295	6,063	439	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	151	4,528	8,066	12,594	822	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	808	17,976	25,953	43,929	2,520	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		—	6,318	898	—	7,216	7,216	1,429	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	138	4,671	14,046	18,717	1,356	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	7,288	6,728	17,628	24,356	1,134	2005/19	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	489	17,445	19,328	36,773	1,920	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	307	3,618	5,593	9,211	551	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	205	2,524	5,823	8,347	574	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	3,931	2,373	5,089	374	2,373	5,463	7,836	515	1991/94	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	204	3,337	13,316	16,653	1,255	2013	4/26/2016	5 to 40 years
Pt. St. Lucie	FL	3,801	4,140	7,176	656	4,305	7,667	11,972	818	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	305	2,333	8,607	10,940	844	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	2,363	499	7,561	8,060	513	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	338	215	2,661	2,876	255	2006	5/19/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	247	1,210	15,080	16,290	1,346	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	255	930	12,524	13,454	1,126	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	426	3,070	21,208	24,278	2,037	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	247	830	6,376	7,206	579	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	604	1,530	11,251	12,781	1,043	2001/15	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	318	750	9,556	10,306	859	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	120	1,430	15,078	16,508	1,356	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	30	350	4,740	5,090	428	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	222	2,770	25,334	28,104	2,263	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	190	1,190	19,349	20,539	1,711	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	174	1,720	10,802	12,522	960	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	295	3,670	26,955	30,625	2,387	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	275	1,090	20,308	21,398	1,816	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	731	1,610	15,645	17,255	1,379	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	559	3,770	20,549	24,319	1,880	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	455	1,340	12,336	13,676	1,100	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	89	1,670	10,900	12,570	963	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	108	670	18,837	19,507	1,664	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	198	1,130	12,782	13,912	1,157	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.	IL		5,600	12,721	187	5,600	12,908	18,508	1,162	2006	7/15/2016	5 to 40 years
Chicago - Matteson	IL		1,590	12,053	202	1,590	12,255	13,845	1,144	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	115	1,050	5,075	6,125	484	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	193	1,780	9,121	10,901	819	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	250	600	15,824	16,424	1,401	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	273	3,230	18,896	22,126	1,728	2008	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	715	1,890	10,110	12,000	911	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	168	2,620	12,101	14,721	1,138	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	737	1,100	10,824	11,924	967	2015	7/15/2016	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago - La Grange	IL		960	13,019	500	960	13,519	14,479	1,198	2015	7/15/2016	5 to 40 years
Chicago - Glenview	IL		3,210	8,519	120	3,210	8,639	11,849	805	2014/15	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	126	630	10,408	11,038	964	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	281	790	13,066	13,856	1,169	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	131	1,370	10,297	11,667	927	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	52	620	8,823	9,443	796	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	165	4,030	8,194	12,224	753	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	206	3,690	12,280	15,970	1,114	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	269	2,650	15,573	18,223	1,421	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	247	11,540	15,818	27,358	1,452	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	208	2,670	5,831	8,501	541	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	346	2,760	8,634	11,394	816	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	196	8,080	10,310	18,390	952	2008	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	396	1,960	9,981	11,941	900	1972	7/15/2016	5 to 40 years
Houston - FM 529	TX		680	3,951	163	680	4,114	4,794	390	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	199	1,260	2,581	3,841	264	1994	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	321	1,020	25,473	26,493	2,270	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	(990)	1,310	12,032	13,342	1,078	2005	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	162	590	17,000	17,590	1,508	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	364	350	7,341	7,691	670	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	247	1,470	11,294	12,764	1,035	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	214	390	7,256	7,646	659	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	104	1,340	5,245	6,585	913	2004	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	269	1,420	10,564	11,984	991	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	165	1,080	16,601	17,681	1,485	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	632	790	5,865	6,655	555	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	198	1,470	17,564	19,034	1,639	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	203	3,050	23,536	26,586	2,308	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	225	980	13,676	14,656	1,229	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	191	330	15,842	16,172	1,413	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	260	570	12,936	13,506	1,196	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	172	520	10,277	10,797	941	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	102	1,510	9,490	11,000	858	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	293	5,250	32,656	37,906	2,914	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	271	2,520	18,673	21,193	1,703	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	286	2,660	16,875	19,535	1,541	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	110	750	14,830	15,580	1,334	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	75	640	6,763	7,403	621	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	123	1,230	9,709	10,939	876	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	135	1,080	3,848	4,928	363	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	130	2,280	17,199	19,479	1,551	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	88	1,200	22,238	23,438	1,965	2005	7/15/2016	5 to 40 years
Sacremento - Pell	CA		540	8,874	562	932	9,044	9,976	841	2004	7/15/2016	5 to 40 years
Sacremento - Goldenland	CA		2,010	8,944	97	2,010	9,041	11,051	864	2005	7/15/2016	5 to 40 years
Sacremento - Woodland	CA		860	10,569	77	860	10,646	11,506	952	2003	7/15/2016	5 to 40 years
Sacramento - El Camino	CA		1,450	12,239	140	1,450	12,379	13,829	1,123	2002	7/15/2016	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Sacramento - Bayou	CA		1,640	21,603	159	1,640	21,762	23,402	1,954	2005	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,120	24,650	141	2,120	24,791	26,911	2,242	2003	7/15/2016	5 to 40 years
Sacramento - El Dorado Hills	CA		1,610	24,829	131	1,610	24,960	26,570	2,244	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	319	1,480	16,014	17,494	1,492	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	212	1,380	8,669	10,049	781	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	117	990	7,440	8,430	685	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	57	920	7,757	8,677	716	2016	7/29/2016	5 to 40 years
Denver - Westminster	CO		5,062	3,679	423	5,062	4,102	9,164	359	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts.	IL		370	8,513	121	370	8,634	9,004	696	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL	2,806	3,268	6,378	272	3,268	6,650	9,918	527	2016	12/20/2016	5 to 40 years
Chicago - Lombard	IL		771	9,318	12	771	9,330	10,101	681	2017	2/23/2017	5 to 40 years
Austin - Mary St.	TX		1,358	13,041	21	1,358	13,062	14,420	88	2017	4/3/2017	5 to 40 years
Charlotte - Morehead St..	NC		1,110	11,439	73	1,110	11,512	12,622	616	2017	12/14/2017	5 to 40 years
Londonderry - Smith Ln.	NH		1,257	4,276	68	1,257	4,344	5,601	165	2016	9/4/2018	5 to 40 years
Sacramento - Main Ave.	CA		2,089	11,551	2,304	2,089	13,855	15,944	386	2016/18/19	9/18/2018	5 to 40 years
Carmel - Old Rt. 6	NY		3,358	4,536	37	3,358	4,573	7,931	147	1998/2000	10/2/2018	5 to 40 years
Chamblee - Peachtree Blvd.	GA		1,665	12,479	78	1,666	12,556	14,222	386	2018	11/1/2018	5 to 40 years
West Sacramento - Jefferson	CA		1,331	8,131	48	1,331	8,179	9,510	231	2013/2018	12/7/2018	5 to 40 years
Orlando - Semoran Blvd.	FL		2,014	7,534	31	2,014	7,565	9,579	221	2015	12/11/2018	5 to 40 years
Riverhead - Flanders Rd.	NY		3,969	3,138	19	3,970	3,156	7,126	82	1995	12/20/2018	5 to 40 years
Saint Louis - Manchester Ave.	MO		1,633	7,620	43	1,633	7,663	9,296	196	2017	12/27/2018	5 to 40 years
Long Island City	NY		30,094	26,927	18	30,094	26,945	57,039	628	2017	1/16/2019	5 to 40 years
Tampa - MLK Jr. Blvd.	FL		1,817	7,377	54	1,817	7,431	9,248	167	2017	3/8/2019	5 to 40 years
Cleveland - Wickliffe	OH		690	6,784	112	690	6,896	7,586	119	1997	4/30/2019	5 to 40 years
Cleveland - Highland Heights	OH		1,036	9,518	87	1,036	9,605	10,641	168	2000	4/30/2019	5 to 40 years
Cleveland - Westlake	OH		379	14,354	79	379	14,433	14,812	243	2008	4/30/2019	5 to 40 years
Jacksonville	FL		662	9,208	69	662	9,277	9,939	144	2018	6/11/2019	5 to 40 years
Wake Forest	NC		803	10,954	63	803	11,017	11,820	143	2017	7/12/2019	5 to 40 years
Chantilly	VA		2,723	12,298	4	2,723	12,302	15,025	159	2018	7/12/2019	5 to 40 years
Chattanooga	TN		1,266	8,250	99	1,266	8,349	9,615	111	2017	7/12/2019	5 to 40 years
Tampa - Lutz	FL		663	9,665	109	663	9,774	10,437	131	2018	7/12/2019	5 to 40 years
Summerville	SC		2,250	5,344	72	2,250	5,416	7,666	74	2017	7/12/2019	5 to 40 years
Charleston - Summerville	SC		2,824	10,634	10	2,824	10,644	13,468	139	2018	7/12/2019	5 to 40 years
Dumfries	VA		891	7,700	94	891	7,794	8,685	103	2017	7/12/2019	5 to 40 years
Greenville	SC		1,421	10,303	62	1,421	10,365	11,786	138	2017	7/12/2019	5 to 40 years
Cumming	GA		753	9,804	80	753	9,884	10,637	129	2018	7/12/2019	5 to 40 years
Glen Allen	VA		4,296	11,029	66	4,296	11,095	15,391	145	2018	7/12/2019	5 to 40 years
Tampa - Trout Creek Drive	FL		1,083	10,691	5	1,083	10,696	11,779	141	2017	7/12/2019	5 to 40 years
Midlothian	VA		1,726	6,695	43	1,726	6,738	8,464	91	2018	7/12/2019	5 to 40 years
Las Vegas - Boulder Hwy	NV		4,586	7,853	67	4,586	7,920	12,506	68	1979/1993	8/29/2019	5 to 40 years
Seattle - Auburn	WA	8,875	3,261	16,051	22	3,261	16,073	19,334	101	1986/2000	9/24/2019	5 to 40 years
Seattle - Yancy Street	WA	7,981	10,629	8,570	12	10,629	8,582	19,211	54	1994	9/24/2019	5 to 40 years
Seattle - 114th Street	WA	6,086	6,995	10,257	13	6,995	10,270	17,265	65	1995	9/24/2019	5 to 40 years
Baltimore - Pulaski Hwy	MD		4,070	6,878	5	4,070	6,883	10,953	44	1984	9/26/2019	5 to 40 years
Baltimore - North Point Road	MD		1,995	7,634	4	1,995	7,638	9,633	50	1990	9/26/2019	5 to 40 years
Baltimore - Fontana Lane	MD		2,097	7,658	4	2,097	7,662	9,759	50	1989	9/26/2019	5 to 40 years

Life Storage, Inc. and Life Storage LP

Schedule III

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Baltimore - Jessup	MD		13,411	9,622	4	13,411	9,626	23,037	63	1987	9/26/2019	5 to 40 years
Baltimore - Windsor Mill Road	MD		2,195	6,646	3	2,194	6,650	8,844	43	1989	9/26/2019	5 to 40 years
Norwood	NJ		1,875	16,910	5	1,874	16,916	18,790	72	2006	10/23/2019	5 to 40 years
Ocean Township	NJ		4,058	14,014	-7	4,057	14,008	18,065	30	1994/2019	12/12/2019	5 to 40 years
Construction in Progress			—	—	28,278	—	28,278	28,278	—	2019
Corporate Office	NY		—	68	44,094	1,633	42,529	44,162	25,219	2000	5/1/2000	5 to 40 years
		$34,850	$870,598	$3,210,744	$668,131	$884,235	$3,865,238	$4,749,473	$756,333

Life Storage, Inc.

Schedule III

(dollars in thousands)

	December 31,	December 31,	December 31,
	2019	2018	2017
Cost:
Balance at beginning of period	$4,398,939	$4,321,410	$4,243,308
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	424,578	76,582	22,638
Improvements, etc.	92,262	67,291	84,191
	516,840	143,873	106,829
Deductions during period:
Cost of assets disposed	(166,306)	(66,344)	(28,727)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(166,306)	(66,344)	(28,727)
Balance at close of period	$4,749,473	$4,398,939	$4,321,410
Accumulated Depreciation:
Balance at beginning of period	$704,681	$624,314	$535,704
Additions during period:
Depreciation expense	104,218	102,361	102,674
	104,218	102,361	102,674
Deductions during period:
Accumulated depreciation of assets disposed	(52,566)	(21,994)	(14,064)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(52,566)	(21,994)	(14,064)
Balance at close of period	$756,333	$704,681	$624,314

The aggregate cost of real estate for U.S. federal income tax purposes is $4,716,172 at December 31, 2019.