Form 10-Q
period 2020-03-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2020-05-08
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 5, 2020, 46,911,298 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2020. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investment in storage facilities:
Land	$904,475	$884,235
Building, equipment, and construction in progress	3,979,535	3,865,238
	4,884,010	4,749,473
Less: accumulated depreciation	(783,284)	(756,333)
Investment in storage facilities, net	4,100,726	3,993,140
Cash and cash equivalents	20,720	17,458
Accounts receivable	11,717	12,218
Receivable from unconsolidated joint ventures	918	1,302
Investment in unconsolidated joint ventures	147,326	154,984
Prepaid expenses	11,823	7,771
Trade name	16,500	16,500
Other assets	29,559	29,591
Total Assets	$4,339,289	$4,232,964
Liabilities
Line of credit	$183,000	$65,000
Term notes, net	1,858,918	1,858,271
Accounts payable and accrued liabilities	81,295	103,942
Deferred revenue	13,244	11,699
Mortgages payable	34,685	34,851
Total Liabilities	2,171,142	2,073,763
Noncontrolling redeemable Operating Partnership Units at redemption value	20,428	26,307
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,902,364 shares outstanding at March 31, 2020 (46,675,933 at December 31, 2019)	469	467
Additional paid-in capital	2,399,311	2,376,723
Dividends in excess of net income	(246,332)	(238,338)
Accumulated other comprehensive loss	(5,729)	(5,958)
Total Shareholders’ Equity	2,147,719	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,147,719	2,132,894
Total Liabilities and Shareholders’ Equity	$4,339,289	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Revenues
Rental income	$128,907	$124,146
Other operating income	18,036	12,376
Total operating revenues	146,943	136,522
Expenses
Property operations and maintenance	32,850	31,161
Real estate taxes	17,408	16,092
General and administrative	12,906	12,337
Payments for rent	—	141
Depreciation and amortization	28,330	26,227
Total operating expenses	91,494	85,958
Gain on sale of real estate	302	1,076
Income from operations	55,751	51,640
Other income (expenses)
Interest expense	(20,246)	(17,819)
Interest income	4	5
Equity in income of joint ventures	1,116	811
Net income	36,625	34,637
Net income attributable to noncontrolling interest in the Operating Partnership	(192)	(183)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Net income attributable to common shareholders	$36,433	$34,454
Earnings per common share attributable to common shareholders – basic	$0.78	$0.74
Earnings per common share attributable to common shareholders – diluted	$0.78	$0.74
Common shares used in basic earnings per share calculation	46,677,237	46,564,846
Common shares used in diluted earnings per share calculation	46,750,896	46,636,700
Dividends declared per common share	$1.07	$1.00

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income	$36,625	$34,637
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229
Total comprehensive income	36,854	34,866
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(193)	(184)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Comprehensive income attributable to common shareholders	$36,661	$34,682

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Activities
Net income	$36,625	$34,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,330	26,227
Amortization of debt issuance costs and bond discount	1,025	903
Gain on sale of real estate	(302)	(1,076)
Equity in income of joint ventures	(1,116)	(811)
Distributions from unconsolidated joint ventures	3,611	2,404
Non-vested stock earned	1,124	1,396
Deferred income taxes	399	(175)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	541	(1,520)
Prepaid expenses	(3,904)	(3,106)
Receipts from (advances to) joint ventures	51	(801)
Accounts payable and other liabilities	(22,492)	(23,825)
Deferred revenue	1,140	634
Net cash provided by operating activities	45,032	34,887
Investing Activities
Acquisition of storage facilities, net of cash acquired	(124,204)	(55,132)
Improvements, equipment additions, and construction in progress	(11,661)	(12,036)
Return of investment in unconsolidated joint ventures	8,359	—
Investment in unconsolidated joint ventures	(2,990)	(1,792)
Property deposits	171	(6,000)
Net cash used in investing activities	(130,325)	(74,960)
Financing Activities
Net proceeds from sale of common stock	21,466	—
Proceeds from line of credit	172,000	107,000
Repayments of line of credit	(54,000)	(21,000)
Dividends paid - common stock	(49,969)	(46,631)
Distributions to noncontrolling interest holders	(264)	(249)
Redemption of Operating Partnership Units	(265)	—
Mortgage principal payments	(166)	(98)
Net cash provided by financing activities	88,802	39,022
Net increase in cash and restricted cash	3,509	(1,051)
Cash and restricted cash at beginning of period	21,556	14,065
Cash and restricted cash at end of period	$25,065	$13,014
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$18,315	$19,642
Cash paid for income taxes, net of refunds	$265	$346

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investment in storage facilities:
Land	$904,475	$884,235
Building, equipment, and construction in progress	3,979,535	3,865,238
	4,884,010	4,749,473
Less: accumulated depreciation	(783,284)	(756,333)
Investment in storage facilities, net	4,100,726	3,993,140
Cash and cash equivalents	20,720	17,458
Accounts receivable	11,717	12,218
Receivable from unconsolidated joint ventures	918	1,302
Investment in unconsolidated joint ventures	147,326	154,984
Prepaid expenses	11,823	7,771
Trade name	16,500	16,500
Other assets	29,559	29,591
Total Assets	$4,339,289	$4,232,964
Liabilities
Line of credit	$183,000	$65,000
Term notes, net	1,858,918	1,858,271
Accounts payable and accrued liabilities	81,295	103,942
Deferred revenue	13,244	11,699
Mortgages payable	34,685	34,851
Total Liabilities	2,171,142	2,073,763
Limited partners’ redeemable capital interest at redemption value (243,966 and 246,466 units outstanding at March 31, 2020 and December 31, 2019, respectively)	20,428	26,307
Partners’ Capital
General partner (471,464 and 469,225 units outstanding at March 31, 2020 and December 31, 2019, respectively)	21,683	21,594
Limited partners (46,430,900 and 46,206,708 units outstanding at March 31, 2020 and December 31, 2019, respectively)	2,131,765	2,117,258
Accumulated other comprehensive loss	(5,729)	(5,958)
Total Controlling Partners’ Capital	2,147,719	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,147,719	2,132,894
Total Liabilities and Partners’ Capital	$4,339,289	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per unit data)	2020	2019
Revenues
Rental income	$128,907	$124,146
Other operating income	18,036	12,376
Total operating revenues	146,943	136,522
Expenses
Property operations and maintenance	32,850	31,161
Real estate taxes	17,408	16,092
General and administrative	12,906	12,337
Payments for rent	—	141
Depreciation and amortization	28,330	26,227
Total operating expenses	91,494	85,958
Gain on sale of real estate	302	1,076
Income from operations	55,751	51,640
Other income (expenses)
Interest expense	(20,246)	(17,819)
Interest income	4	5
Equity in income of joint ventures	1,116	811
Net income	36,625	34,637
Net income attributable to noncontrolling interest in the Operating Partnership	(192)	(183)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Net income attributable to common unitholders	$36,433	$34,454
Earnings per common unit attributable to common unitholders – basic	$0.78	$0.74
Earnings per common unit attributable to common unitholders – diluted	$0.78	$0.74
Common units used in basic earnings per unit calculation	46,677,237	46,564,846
Common units used in diluted earnings per unit calculation	46,750,896	46,636,700
Distributions declared per common unit	$1.07	$1.00
Net income attributable to general partner	$366	$346
Net income attributable to limited partners	$36,067	$34,108

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income	$36,625	$34,637
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229
Total comprehensive income	36,854	34,866
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(193)	(184)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—
Comprehensive income attributable to common unitholders	$36,661	$34,682

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Activities
Net income	$36,625	$34,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,330	26,227
Amortization of debt issuance costs and bond discount	1,025	903
Gain on sale of real estate	(302)	(1,076)
Equity in income of joint ventures	(1,116)	(811)
Distributions from unconsolidated joint ventures	3,611	2,404
Non-vested stock earned	1,124	1,396
Deferred income taxes	399	(175)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	541	(1,520)
Prepaid expenses	(3,904)	(3,106)
Receipts from (advances to) unconsolidated joint ventures	51	(801)
Accounts payable and other liabilities	(22,492)	(23,825)
Deferred revenue	1,140	634
Net cash provided by operating activities	45,032	34,887
Investing Activities
Acquisition of storage facilities, net of cash acquired	(124,204)	(55,132)
Improvements, equipment additions, and construction in progress	(11,661)	(12,036)
Return of investment in unconsolidated joint ventures	8,359	—
Investment in unconsolidated joint ventures	(2,990)	(1,792)
Property deposits	171	(6,000)
Net cash used in investing activities	(130,325)	(74,960)
Financing Activities
Net proceeds from sale of partnership units	21,466	—
Proceeds from line of credit	172,000	107,000
Repayments of line of credit	(54,000)	(21,000)
Distributions to unitholders	(49,969)	(46,631)
Distributions to noncontrolling interest holders	(264)	(249)
Redemption of Operating Partnership Units	(265)	—
Mortgage principal payments	(166)	(98)
Net cash provided by financing activities	88,802	39,022
Net increase in cash and restricted cash	3,509	(1,051)
Cash and restricted cash at beginning of period	21,556	14,065
Cash and restricted cash at end of period	$25,065	$13,014
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$18,315	$19,642
Cash paid for income taxes, net of refunds	$265	$346

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of March 31, 2020. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At March 31, 2020, we had an ownership interest in and/or managed 867 self-storage properties in 29 states and Ontario, Canada. Among our 867 self-storage properties are 120 properties that we manage for unconsolidated joint ventures (see Note 10) and 184 properties that we manage and in which we have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 243,966 and 246,466 noncontrolling redeemable Operating Partnership Units outstanding at March 31, 2020 and December 31, 2019, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at March 31, 2020 and December 31, 2019, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Three Months Ended March 31, 2020
Beginning balance	$26,307
Net income attributable to noncontrolling interest in the Operating Partnership	192
Redemption of units	(265)
Distributions	(264)
Adjustment to redemption value	(5,542)
Ending balance	$20,428

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Rental income	$128,907	$124,146
Management and acquisition fee income	4,413	3,086
Revenues related to tenant reinsurance	10,138	5,815
Other	3,485	3,475
Total operating revenues	$146,943	$136,522

Management and acquisition fee income and revenues related to tenant reinsurance are included in other operating income in the consolidated statements of operations.

During the three months ended March 31, 2020, approximately 19% and 13% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

Commencing April 1, 2019, the Company launched a tenant self-storage insurance program whereby a captive wholly owned subsidiary of the Company reinsures certain risks relating to property stored by its tenants. In connection with this program, the Company’s prior arrangement with a third-party insurer was terminated. The change in tenant insurance programs resulted in an increase to both tenant reinsurance revenues and related expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of the differences in the accounting for the two programs.

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

For the three months ended March 31, 2020 and 2019, the Company recorded compensation expense of $1,124,000 and $1,396,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees or directors during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, 7,163 and 16,821 shares of non-vested stock, respectively, vested.

During the three months ended March 31, 2020, the Company issued 334 shares of non-vested stock to employees which vest over two years. The per-share fair market value on the date of grant of the non-vested stock issued during the three months ended March 31, 2020 was $108.20, resulting in an aggregate fair value of $36,100.

During the three months ended March 31, 2020, the Company granted performance-based awards that entitle recipients to earn up to 3,647 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.4 million.

4. CASH AND RESTRICTED CASH

Restricted cash represents those amounts required to be placed in escrow by banks with whom the Company has entered into mortgages and amounts required to be placed into escrow related to the Company’s tenant reinsurance program. Restricted cash is included in other assets in the consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Cash	$20,720	$17,458	$8,875
Restricted cash	4,345	4,098	4,139
Total cash and restricted cash	$25,065	$21,556	$13,014

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the three months ended March 31, 2020:

(dollars in thousands)
Cost:
Beginning balance	$4,749,473
Acquisition of storage facilities	122,623
Improvements and equipment additions	3,649
Net increase in construction in progress	8,387
Dispositions	(122)
Ending balance	$4,884,010
Accumulated Depreciation:
Beginning balance	$756,333
Additions during the period	26,995
Dispositions	(44)
Ending balance	$783,284

The Company acquired six self-storage facilities during the three months ended March 31, 2020. The acquisition of these facilities was accounted for as an asset acquisition. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values.

The purchase prices of the facilities acquired in 2020 have been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	Construction in Progress	In-Place Customers Leases
CA	6	3/9/2020	$124,298	$124,204	$—	$94	$20,307	$101,734	$582	$1,675
Total acquired in 2020	6		$124,298	$124,204	$—	$94	$20,307	$101,734	$582	$1,675

The six facilities purchased in the first quarter of 2020 were acquired from 191 III Life Storage Holdings LLC (“191 III”), an unconsolidated joint venture in which the Company holds a 20% ownership interest. In accordance with ASC Topic 970, ”Real Estate – General,” the Company recorded its equity in the profit from the sale as a reduction in the purchase price allocated to land and depreciable fixed assets. In addition to the $124.2 million cash payment for these six self-storage facilities, the Company also received $8.4 million as a return on the Company’s investment in 191 III as discussed further in Note 10.

Non-cash investing activities during the three months ended March 31, 2020 include the assumption of net other liabilities totaling $0.1 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
In-place customer leases	$80,416	$78,741
Accumulated amortization	(77,134)	(75,832)
Net carrying value at the end of period	$3,282	$2,909

Amortization expense related to in-place customer leases was $1.3 million for the three months ended March 31, 2020 and $0.3 million for the three months ended March 31, 2019.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2018 and 2019, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.7 million during the three months ended March 31, 2019. There were no facilities identified for replacement or related impact on depreciation expense during the three months ended March 31, 2020.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by $0.02 for the three months ended March 31, 2019.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Revolving line of credit borrowings	$183,000	$65,000

Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Total term note principal balance outstanding	$1,875,000	$1,875,000
Less: unamortized debt issuance costs	(10,681)	(11,146)
Less: unamortized senior term note discount	(5,401)	(5,583)
Term notes payable	$1,858,918	$1,858,271

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023 and a term note in the principal amount of $100 million with a maturity date of June 4, 2020. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2020 the margin is 0.95%), interest on term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at March 31, 2020 the margin is 1.00%), and requires an annual facility fee on the revolving credit facility which varies based upon the Company’s credit rating (at March 31, 2020 the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at March 31, 2020 was approximately 1.91% (2.75% at December 31, 2019) and the interest rate on any term notes at March 31, 2020 was approximately 1.96% (2.80% at December 31, 2019). The $100 million principal on the term note was paid off in 2019 in conjunction with the issuance of the 2029 Senior Notes which are discussed further below. At March 31, 2020 there was $316.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

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

The indenture under which the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At March 31, 2020, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At March 31, 2020, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2020, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at March 31, 2020 and December 31, 2019. Amortization expense related to deferred debt issuance costs was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at March 31, 2020 and December 31, 2019 consist of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.3 million, principal and interest paid monthly (effective interest rate 5.23%)	$2,792	$2,807
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.3 million, principal and interest paid monthly (effective interest rate 4.30%)	3,908	3,932
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.9 million, principal and interest paid monthly (effective interest rate 5.57%)	3,781	3,800
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $55.4 million, principal and interest paid monthly (effective interest rate 3.16%)	22,879	22,942
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.3 million, principal and interest paid monthly (effective interest rate 6.36%)	1,325	1,370
Total mortgages payable	$34,685	$34,851

The table below summarizes the Company’s debt obligations at March 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as such debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (1.91% at March 31, 2020)	—	—	—	$183,000	—	—	$183,000	$183,000
Notes Payable:
Term note - fixed rate 5.54%	—	$100,000	—	—	—	—	$100,000	$102,045
Term note - fixed rate 4.533%	—	—	—	—	$175,000	—	$175,000	$176,510
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$581,306
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$444,664
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$191,797
Term note - fixed rate 4.00%	—	—	—	—	—	$350,000	$350,000	$344,563
Mortgage note - fixed rate 4.98%	$44	$2,748	—	—	—	—	$2,792	$2,805
Mortgage note - fixed rate 4.065%	$75	$104	$108	$3,621	—	—	$3,908	$3,855
Mortgage note - fixed rate 5.26%	$55	$78	$83	$3,565	—	—	$3,781	$3,873
Mortgage notes - fixed rate 4.4625%	—	—	—	—	$22,879	—	$22,879	$21,530
Mortgage note - fixed rate 5.99%	$136	$192	$203	$216	$229	$349	$1,325	$1,373
Total	$310	$103,122	$394	$190,402	$198,108	$1,600,349	$2,092,685

8. DERIVATIVE FINANCIAL INSTRUMENTS

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. These interest rate swaps qualify and have been designated as hedges of the amount of future cash flows related to interest payments on this fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 6), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in Accumulated Other Comprehensive Loss (“AOCL”) and is being amortized as additional interest expense over the ten-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable.

The changes in AOCL for the three months ended March 31, 2020 and 2019 are summarized as follows:

(dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Accumulated other comprehensive loss beginning of period	$(5,958)	$(6,875)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	229
Unrealized gain from changes in the fair value of the effective portion of the interest rate swaps	—	—
Amount included in other comprehensive income	229	229
Accumulated other comprehensive loss end of period	$(5,729)	$(6,646)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at March 31, 2020	Company common ownership interest at March 31, 2020	Carrying value of investment at March 31, 2020	Carrying value of investment at December 31, 2019
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$82.3 million	$83.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)	30	15%	$14.1 million	$13.9 million
191 III Life Storage Holdings LLC (“191 III”)[2]	—	20%	—	$8.9 million
Life Storage-SERS Storage LLC (“SERS”)	3	20%	$3.1 million	$3.2 million
Life Storage-HIERS Storage LLC (“HIERS”)[3]	17	20%	$14.7 million	$14.9 million
Iskalo Office Holdings, LLC (“Iskalo”)[4]	N/A	49%	($0.4 million)	($0.4 million)
Bluebird Sanford Storage LP ("Sanford")[5]	1	15%	$0.3 million	$0.3 million
Bluebird Ingram Storage LP ("Ingram")[6]	1	15%	$1.1 million	$1.2 million
Life Storage Spacemax, LLC ("Spacemax")[7]	6	40%	$16.7 million	$16.1 million
Life Storage Virtus, LLC ("Virtus")[8]	1	20%	$1.7 million	—
Joint ventures with properties in development stage[9]	4	Various	$3.1 million	$3.1 million
Other unconsolidated joint ventures (4 joint ventures)	4	Various	$10.2 million	$10.3 million

[1]

As of March 31, 2020, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

191 III owned six self-storage facilities in California. The Company acquired these six self-storage facilities and related assets from 191 III in March 2020 for total contractual consideration of $124.2 million, which is net of the Company’s share of 191 III’s gain resulting from the transaction. In connection with this transaction, the non-recourse mortgage loan previously entered into by 191 III was settled. See Note 5 for additional information regarding this transaction. As 191 no longer operates any self-storage facilities subsequent to the sale of the six self-storage facilities to the Company, the Company received a distribution of $8.4 million in March 2020 as the Company’s return of its remaining investment in 191 III. 191 III is expected to be dissolved later in 2020.

[3]

In November 2019, HIERS acquired five self-storage facilities for a total of $56.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $27.6 million of mortgage debt which is secured by the self-storage facilities acquired. During 2019, the Company contributed $5.7 million as is its share of capital to fund the acquisition of these five self-storage facilities.

[4]	Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $0.3 million during each of the three months ended March 31, 2020 and 2019.

[5]

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

[6]

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

[7]

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

[8]

In February 2020, the Company executed a joint venture agreement, Life Storage Virtus, LLC, with an unrelated third-party with the purpose of acquiring and operating a self-storage facility. During the first quarter of 2020, Virtus acquired a self-storage facility for a total of $21.7 million. In connection with this acquisition, Virtus entered into $14.0 million of non-recourse mortgage debt. During 2020, the Company contributed $1.7 million to Virtus as the Company’s share of the initial capital investment in the joint venture.

[9]

The Company has entered into four separate joint ventures, each of which is developing a self-storage facility in Ontario, Canada. The Company has contributed an aggregate total of $3.1 million as its share of capital to these joint ventures.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that only one of the joint ventures is a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” As the Company does not have the power to direct the activities of the joint venture that is considered a VIE, the VIE joint venture is not consolidated by the Company. The Company used the voting model under ASC 810 for all joint ventures not considered a VIE to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.7 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Sovran HHF	$922	$829
Sovran HHF II	455	413
Other unconsolidated joint ventures	(261)	(431)
	$1,116	$811

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the three months ended March 31, 2020 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,216,162
Investment in office building, net	4,233
Other assets	26,069
Total Assets	$1,246,464
Due to the Company	$918
Mortgages payable	540,840
Other liabilities	16,061
Total Liabilities	$557,819
Unaffiliated partners’ equity	541,699
Company equity	146,946
Total Partners’ Equity	688,645
Total Liabilities and Partners’ Equity	$1,246,464
Income Statement Data:
Total revenues	$34,211
Property operating expenses	(10,233)
Administrative, management and call center fees	(2,674)
Gain on disposal of self-storage facilities	33,037
Depreciation and amortization of customer list	(7,969)
Amortization of financing fees	(229)
Income tax expense	(88)
Interest expense	(6,304)
Net income	$39,751

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

The Company recorded federal and state income tax expense of $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. These income tax expenses are included in general and administrative expenses in the consolidated statements of operations. At March 31, 2020 and 2019, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of March 31, 2020 and 2019, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes at are classified within prepaid expense. As of March 31, 2020, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $1.3 million and a deferred tax liability of $2.5 million. As of December 31, 2019, the Company’s taxable REIT subsidiaries have deferred tax assets of $1.6 million and a deferred tax liability of $2.4 million. The tax years 2016-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net income attributable to common shareholders	$36,433	$34,454
Denominator:
Denominator for basic earnings per share – weighted average shares	46,677	46,565
Effect of Dilutive Securities:
Stock options and non-vested stock	74	72
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,751	46,637
Basic earnings per common share attributable to common shareholders	$0.78	$0.74
Diluted earnings per common share attributable to common shareholders	$0.78	$0.74

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net income attributable to common unitholders	$36,433	$34,454
Denominator:
Denominator for basic earnings per unit – weighted average units	46,677	46,565
Effect of Dilutive Securities:
Stock options and non-vested stock	74	72
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,751	46,637
Basic earnings per common unit attributable to common unitholders	$0.78	$0.74
Diluted earnings per common unit attributable to common unitholders	$0.78	$0.74

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 98,698 unvested restricted shares for the three months ended March 31, 2020, and 73,770 unvested restricted shares for the three months ended March 31, 2019, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the three months ended March 31, 2020:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance December 31, 2019	$467	$2,376,723	$(238,338)	$(5,958)	$2,132,894
Net proceeds from issuance of common stock	2	21,464	—	—	21,466
Earned portion of non-vested stock	—	1,124	—	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	5,542	—	5,542
Net income attributable to common shareholders	—	—	36,433	—	36,433
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(49,969)	—	(49,969)
Balance March 31, 2020	$469	$2,399,311	$(246,332)	$(5,729)	$2,147,719

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the three months ended March 31, 2019:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance December 31, 2018	$466	$2,372,157	$(308,011)	$(6,875)	$2,057,737
Earned portion of non-vested stock	—	1,396	—	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(294)	—	(294)
Net income attributable to common shareholders	—	—	34,454	—	34,454
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,631)	—	(46,631)
Balance March 31, 2019	$466	$2,373,553	$(320,482)	$(6,646)	$2,046,891

On June 14, 2018, the Company entered into a continuous equity offering program (“Equity Program”) with Wells Fargo Securities, LLC, Jeffries LLC, SunTrust Robinson Humphrey, Inc. (“SunTrust”), HSBC Securities (USA) Inc., BB&T Capital Markets, a division of BB&T Securities, LLC and BTIG, LLC, pursuant to which the Company may sell up to $300 million in aggregate offering price of shares of the Company’s common stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program.

During the three months ended March 31, 2020, the Company issued 190,403 shares of common stock under the Equity Program at a weighted average issue price of $114.26 per share, generating net proceeds of $21.5 million after deducting $0.2 million of sales commissions paid to SunTrust, as well as other expenses of $0.1 million. The Company used such proceeds to fund a portion of the acquisition of the six storage facilities during the quarter.

During the three months ended March 31, 2019, the Company did not issue any shares of common stock under the Equity Program.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the three months ended March 31, 2020 or the three months ended March 31, 2019.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the three months ended March 31, 2020 and 2019.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the three months ended March 31, 2020:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance December 31, 2019	$21,594	$2,117,258	$(5,958)	$2,132,894
Net proceeds from issuance of Operating Partnership Units	212	21,254	—	21,466
Earned portion of non-vested stock	11	1,113	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	5,542	—	5,542
Net income attributable to common unitholders	366	36,067	—	36,433
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(502)	(49,467)	—	(49,969)
Balance March 31, 2020	$21,683	$2,131,765	$(5,729)	$2,147,719

The following is a reconciliation of the changes in total partners’ capital for the three months ended March 31, 2019:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (loss)	Total Controlling Partners’ Capital
Balance December 31, 2018	$20,816	$2,043,796	$(6,875)	$2,057,737
Earned portion of non-vested stock	14	1,382	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(294)	—	(294)
Net income attributable to common unitholders	347	34,107	—	34,454
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,162)	—	(46,631)
Balance March 31, 2019	$20,710	$2,032,827	$(6,646)	$2,046,891

15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which makes significant changes to the accounting for credit losses on financial instruments and related disclosures about them. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods with those annual periods, and is therefore effective for the Company as of January 1, 2020. The adoption of ASU 2016-13 did not have a material impact to the Company on the date of adoption.

In August 2018, the FASB Issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provides guidance to assist entities in accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) incurred by entities that are a customer in a hosting arrangement that is a service contract. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU 2018-15 on January 1, 2020 did not have a material impact on the Company, though treatment of certain costs related to future cloud computing arrangements could be affected.

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of March 31, 2020. At March 31, 2020 and December 31, 2019, the Company’s aggregate right-of-use assets total $19.9 million and $20.2 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at March 31, 2020 and December 31, 2019 total $19.8 million and $19.9 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 11.0 years and 4.6%, respectively.

At March 31, 2020, the Company has approximately $25.3 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2020	$1,835
2021	2,294
2022	2,294
2023	2,294
2024	2,280
Thereafter	14,349
Total	$25,346

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at March 31, 2020 is the result of the impact of the discount rate on future minimum lease payments.

At March 31, 2020, the Company is under contract to sell one of its self-storage facilities for $19.0 million. The sale of this self-storage facility is subject to customary conditions to closing and has been delayed until the second half of 2020 as a result of the impact of the COVID-19 global health crisis. There is no assurance that this facility will be sold.

At March 31, 2020, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $24.2 million under these contracts in 2020 and 2021.

17. SUBSEQUENT EVENTS

On April 2, 2020, the Company declared a quarterly dividend of $1.07 per common share. The dividend was paid on April 27, 2020 to shareholders of record on April 14, 2020. The total dividend paid amounted to $50.2 million.

On March 11, 2020, the World Health Organization classified the COVID-19 global health crisis as a pandemic. We have implemented actions to maintain our financial health and liquidity and are actively monitoring the impact of the pandemic on our business. While we anticipate that the COVID-19 global health crisis will negatively impact our business and results of operations for our second fiscal quarter of 2020, the extent and duration to which our operations will be impacted is currently uncertain and cannot be accurately predicted. The COVID-19 global health crisis is discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report.

COVID-19 GLOBAL HEALTH CRISIS

The emergence of the COVID-19 global health crisis has had a profound impact on human health, the global economy and society at large. Life Storage has been actively addressing COVID-19, with teams working to mitigate the potential impacts to our people and our business. To support its employees and to mitigate the impact of the COVID-19 global health crisis on our operations, the Company has (i) increased paid time off for COVID-19 related reasons; (ii) instituted enhanced health plan changes to cover certain COVID-19 related costs; (iii) installed counter standing acrylic screens (“sneeze guards”) and provided personal protective equipment to employees (e.g. masks, gloves) in certain stores; and (iv) minimized employee contact by mobilizing support teams at our corporate headquarters to work from home and implemented social distancing and precautionary measures in all of the Company’s stores.

While the COVID-19 global health crisis did not have a significant adverse effect on the Company’s financial results during the three months ended March 31, 2020, the Company has begun to experience reduced operating performance in April 2020 and expects this trend to continue through at least the remainder of the second quarter. We are unable to predict the magnitude and duration of the impact that the COVID-19 global health crisis will have on our business. The Company has experienced decreases in both move-ins and move-outs and has curtailed rental rate increases to existing customers. In April 2020, same store move-ins were approximately 15% lower than in April 2019, the effect of which was partially offset by approximately 23% lower same store move-outs during that same time period. However, the reduction in move-out volumes may be temporary or even reverse to the extent that our customers are influenced by governmental stay-at-home orders and the delay in our auction process resulting from the COVID-19 global health crisis. Same store occupancy at April 30, 2020 was 89.8% as compared to 90.2% at April 30, 2019. Had we not curtailed our auction process, same store occupancy would have been approximately 89.4% at April 30, 2020.

We experienced a degradation of street rates in April 2020 as such rates were approximately 20% lower than street rates in April 2019.  Additionally, the curtailment of our tenant rate increase program will likely have a material adverse impact on our revenue growth as such increases have contributed the majority of our increase in same store rental income in recent years. We also could see an increase in move-outs of longer-term customers due to the economic uncertainty and significant rise in unemployment resulting from the COVID-19 global health crisis which could lead to lower occupancies and reduced average rental rates as longer-term customers are replaced with new customers at lower rates. Furthermore, as the impact of COVID-19 has affected many of our customers’ ability to pay timely, we have also begun to experience an increase in amounts due from our customers. In April 2020, the Company collected approximately 94% of rental income compared to approximately 96% in April 2019. The Company has taken steps to augment its collection efforts; though there can be no assurance that such efforts will be successful in mitigating rental income losses.

In addition to the financial impact, we are currently monitoring the impact on our operations. The self-storage industry currently qualifies as “essential” business under all applicable business closure orders. Although our stores generally remain open, the Company has temporarily closed the offices at those of our self-storage facilities that have been most significantly impacted by COVID-19 and we have implemented measures to reduce the exposure of our people and our customers at those offices that remain open. Additionally, we continue to encourage the use of technologies such as our “Rent Now” online rental platform which allows a customer to select and rent a self-storage unit without any face-to-face interaction.

The COVID-19 global health crisis continues to affect the Company’s operations into the second quarter of 2020 and may continue to do so indefinitely thereafter.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; risks associated with the COVID-19 global health crisis or similar events, including but not limited to (i) the impact to the health of our employees and/or customers, (ii) the negative impacts to the economy and to self-storage customers which could reduce the demand for self-storage or reduce our ability to collect rent, (iii) reducing or eliminating our ability to increase rents charged to our current or future customers, (iv) limiting our ability to collect rent from or evict past due customers, (v) we could see an increase in move-outs of longer-term customers due to the economic uncertainty and significant rise in unemployment resulting from the COVID-19 global health crisis which could lead to lower occupancies and reduced average rental rates as longer-term customers are replaced with new customers at lower rates, (vi) potential negative impacts on the cost and availability of debt and equity which could have a negative impact on our capital and growth plans, and (vii) the requirement to close our facilities if we were determined not to be an “essential business”; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; regional concentration of the Company’s business may subject it to economic downturns in the states of Florida and Texas; the Company’s reliance on its call center; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2020 THROUGH MARCH 31, 2020, COMPARED TO THE PERIOD JANUARY 1, 2019 THROUGH MARCH 31, 2019

We recorded rental revenues of $128.9 million for the three months ended March 31, 2020, an increase of $4.8 million or 3.8% when compared to rental revenues of $124.1 million for the same period in 2019. Of this increase in rental revenue, a $3.2 million increase resulted from a 2.8% increase in rental revenues at the 517 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 517 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, two stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 2.7% increase in rental income per square foot, partially offset by a 50 basis point decrease in average occupancy. The remaining increase of $1.6 million was a result of stores not included in the same store pool, primarily those acquired in 2019 and 2020 partially offset by stores sold in 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $5.7 million for the three months ended March 31, 2020 compared to the same period in 2019 primarily as a result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due primarily to the change in the Company’s tenant insurance program.

Property operations and maintenance expenses increased $1.7 million or 5.4% in the three months ended March 31, 2020 compared to the same period in 2019. Expenses related to the 517 core properties considered in the same store pool decreased by $1.4 million or 5.3% as a result of the impact of the Company’s investments in technology such as our online rental platform “Rent Now” which has enabled the Company to operate more efficiently. Additionally, warmer weather during the three months ended March 31, 2020 resulted in reduced utilities expenses and snow removal related maintenance expenses compared to the same period in 2019. The overall increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool and increased expenses related to tenant reinsurance due to the change in the Company’s tenant insurance program effective April 1, 2019. Real estate tax expense increased $1.3 million during the three months ended March 31, 2020 as compared to the same period in 2019. The 517 core properties considered in the same store pool experienced a 5.8% increase in property taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $0.4 million from stores not included in the same store pool.

Net operating income increased $7.4 million or 8.3% resulting from a 4.8% increase in our same store net operating income along with an increase of $3.8 million related to the Company’s tenant insurance program and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended March 31, 2020 and 2019.

	Three Months ended March 31,
(dollars in thousands)	2020	2019
Net income	$36,625	$34,637
General and administrative	12,906	12,337
Payments for rent	—	141
Depreciation and amortization	28,330	26,227
Gain on sale of real estate	(302)	(1,076)
Interest expense	20,246	17,819
Interest income	(4)	(5)
Equity in income of joint ventures	(1,116)	(811)
Net operating income	$96,685	$89,269
Net operating income
Same store	$80,221	$76,569
Other stores, tenant reinsurance related income and management fee income	16,464	12,700
Total net operating income	$96,685	$89,269

Our 2020 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, two stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 517 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended March 31,		Percentage
(dollars in thousands)	2020	2019	Change
Same store rental income	$120,453	$117,228	2.8%
Same store other operating income	1,451	1,576	(7.9)%
Total same store operating income	121,904	118,804	2.6%
Payroll and benefits	9,575	10,089	(5.1)%
Real estate taxes	16,135	15,249	5.8%
Utilities	3,534	3,895	(9.3)%
Repairs and maintenance	3,945	5,150	(23.4)%
Office and other operating expenses	3,707	3,969	(6.6)%
Insurance	1,488	1,488	—
Advertising	62	298	(79.2)%
Internet marketing	3,237	2,097	54.4%
Total same store operating expenses	41,683	42,235	(1.3)%
Same store net operating income	$80,221	$76,569	4.8%

			Change
Quarterly same store move ins	45,495	45,622	(127)
Quarterly same store move outs	43,294	44,343	(1,049)

We believe the decrease in same store move ins was due to increased competition and customer rate sensitivity in certain markets. We believe the decrease in same store move outs was a result of customers increasing their length of stay and as a result of the COVID-19 global health crisis. We expect to experience decreases in demand and move in volumes through much of 2020 due to the impact of the COVID-19 global health crisis.

General and administrative expenses for the three months ended March 31, 2020 increased $0.6 million or 4.6% when compared with the three months ended March 31, 2019. This increase was primarily driven by a $0.4 million increase in income tax expense at our taxable REIT subsidiaries as a result of increased activity.

Depreciation and amortization expense increased to $28.3 million in the three months ended March 31, 2020 from $26.2 million in the same period in 2019 as a result of depreciation and customer list amortization related to those properties acquired in 2020 and 2019.

Total interest expense increased $2.4 million in the three months ended March 31, 2020 as compared to the same period in 2019 primarily as a result of increased outstanding debt balances in 2020 as compared to 2019.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended March 31,
(in thousands)	2020	2019
Net income attributable to common shareholders	$36,433	$34,454
Net income attributable to noncontrolling interests in the Operating Partnership	192	183
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	27,742	25,806
Depreciation and amortization from unconsolidated joint ventures	1,795	1,410
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(346)	(326)
Funds from operations available to common shareholders	$65,816	$61,527

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 global health crisis has had negative impact on the cost of debt and equity and may continue to do so. We expect to be able to maintain adequate liquidity as we manage through the current environment. While significant uncertainty exists as to the full impact of the COVID-19 global health crisis on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated by our operations, and our line of credit will be adequate to fund our operations. We will continue to actively monitor the potential impact of the COVID-19 global health crisis on our liquidity and capital resources.

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At March 31, 2020, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at March 31, 2020, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $45.0 million and $34.9 million for the three months ended March 31, 2020 and 2019, respectively. The increase in operating cash flows in the 2020 period compared to the 2019 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $130.3 million and $75.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash used in investing activities in the 2020 period compared to the 2019 period was primarily due to the increased volume of acquisitions in 2020 as compared to the same period in 2019, partially offset by increased return of investment in unconsolidated joint ventures in 2020.

Cash provided by financing activities was $88.8 million and $39.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily a result of net proceeds of $21.5 million related to common stock issuances in 2020 along with increased borrowing on the Company’s line of credit in 2020.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the three months ended March 31, 2020, the Company acquired six self-storage facilities comprising 519,000 square feet in California from one of the Company’s unconsolidated joint ventures for a total purchase price of $124.3 million, which is net of the Company’s equity in the profit from the sale. The weighted average capitalization rate for these acquisitions was 4.7%. As discussed further in Note 5 and Note 10, the Company holds a 20% ownership interest in the joint venture from which the self-storage facilities were acquired.

In 2019, the Company acquired 30 self-storage facilities comprising 2.2 million square feet in Florida (4), Georgia (1), Maryland (5), Nevada (1), New York (1), New Jersey (2), North Carolina (1), Ohio (3), South Carolina (2), Tennessee (1), Texas (1), Virginia (5), and Washington (3) for a total purchase price of $429.4 million. One of these acquired self-storage facilities resulted from the Company acquiring the remaining 60% of a joint venture. Additionally, one of these self-storage facilities was previously leased by the Company prior to acquisition. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate was 2.5% on these purchases and capitalization rates ranged from 0% on recently constructed facilities to 5.6% on mature facilities.

In order to support its liquidity position in light of the COVID-19 global health crisis, the Company has presently paused store acquisitions. If market conditions change later in 2020, we may acquire additional stabilized or newly constructed properties in 2020, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities.

During 2019, the Company sold 32 non-strategic self-storage facilities in Louisiana (9), Mississippi (8), North Carolina (4), South Carolina (5), and Texas (6) to an unrelated third-party for net proceeds of $207.6 million, resulting in a gain on sale of approximately $100.2 million. The Company is continuing to manage these self-storage facilities subsequent to the sale.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may also seek to sell additional self-storage facilities to third-parties or joint venture partners in 2020. At March 31, 2020, the Company is under contract to sell one of its self-storage facilities for $19.0 million. The sale of this self-storage facility is subject to customary conditions to closing and has been delayed until the second half of 2020 as a result of the impact of the COVID-19 global health crisis. There is no assurance that this facility will be sold.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2020, including potential acquisitions by unconsolidated joint ventures, though the COVID-19 global health crisis may delay any future negotiations.

We plan to complete $40 million to $50 million of expansions and enhancements to our existing facilities in 2020, of which $31.1 million was paid as of March 31, 2020. This is a reduction from our original plan to complete $55 million to $65 million of expansions and enhancements to our existing facilities in 2020 as certain projects have been delayed as a result of the impact of the COVID-19 global health crisis.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the three months ended March 31, 2020, we invested approximately $3.6 million in such improvements and we expect to invest approximately $17 million to $22 million for the remainder of 2020.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of March 31, 2020, 243,966 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $183.0 million at March 31, 2020, a 100 basis point increase in interest rates would have a $1.8 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on March 31, 2020. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2020. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2020.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2020. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2020.

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

Although we are party to various legal proceedings, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Except as noted below, we are not aware of any material changes to the Risk Factors discussed in our 2019 Annual Report.

The extent to which the COVID-19 global health crisis will adversely affect our business, results of operations and financial condition is uncertain.

The COVID-19 global health crisis has affected many industries, including real estate, throughout the United States and worldwide, creating significant uncertainty and economic disruption. We have modified, and may further modify, our business practices in response to the COVID-19 global health crisis in an effort to protect our people and our customers. The extent to which COVID-19 will continue to affect our business and the magnitude of the impact on our results of operation and financial condition is difficult to predict. We may experience volatility in customer demand, constriction on our ability to increase rental rates, and an adverse impact on many of our customers’ ability to pay. We may also experience a change in the move-out patterns of our longer-term customers resulting in reduced occupancy and/or reduced average rental rates as longer-term customers are replaced by new customers at lower rates.

We may experience a negative impact on our operations should the ability of our store-level employees to report to work be significantly impacted by the COVID-19 global health crisis. However, we believe that this risk is partially mitigated by the availability and capabilities of our “Rent Now” online rental platform.

Additionally, the COVID-19 global health crisis has resulted in stay-at-home and social distancing requirements. Even as such initial restrictions ease, they could be reinstituted should the future impact of COVID-19 warrant.

Although the Company was not significantly impacted by the COVID-19 global health crisis in the period ended March 31, 2020, management is not currently able to estimate the future magnitude of such impact with a high degree of certainty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through March 31, 2020.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - December 31, 2018	—	—	—	—
January 1, 2019 - December 31, 2019	—	—	—	—
January 1, 2020 - March 31, 2020	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955

(1)

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. The program does not have an expiration date but may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Additional Federal Income Tax Considerations

The following supplements, and should be read together with, the general discussion of the tax considerations relating to our qualification as a REIT and the ownership and disposition of our common shares described under the title “Federal Income Tax Considerations” in our prospectus dated June 14, 2018. To the extent any information set forth under the title “Federal Income Tax Considerations” in such prospectus is inconsistent with this supplemental information, this supplemental information will apply and supersede the information in the prospectus. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first three paragraphs under the title “Federal Income Tax Considerations” in such prospectus.

The Coronavirus Aid, Relief, and Economic Security Act, Public Law 116-136 (the “CARES Act”), was signed into law on March 27, 2020, and made temporary changes to the limitations on the deductibility of business interest and net operating losses (“NOLs”). Prior to enactment of the CARES Act, the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business was limited to 30% of adjusted taxable income (“ATI”). The CARES Act increased the limitation to 50% of ATI for taxable years beginning in 2019 and 2020 unless the taxpayer elects out of the increased limitation rule. For partnerships, including the Operating Partnership, the 50% limitation only applies for the 2020 taxable year. Unless a partner elects otherwise, a special rule applies to allocations of excess business interest for the 2019 taxable year such that 50% of the net interest expense is not subject to any limitation in 2020 at the partner level. We have not made any decisions with respect to electing out of any of these provisions. If we do elect out of these provisions, we may have more REIT taxable income because we remain subject to the lower deductibility limitation.

The CARES Act temporarily suspends the taxable income limit for NOLs for all taxable years beginning before January 1, 2021, thereby permitting taxpayers to use NOLs to fully offset taxable income (although as a REIT, we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends-paid deduction). In addition, for taxable years beginning after December 31, 2017 and before January 1, 2021, the CARES Act generally permits taxpayers to carry back their NOLs to each of the five years preceding the taxable year of the loss. Although REITs may not carryback their NOLs, any of our taxable REIT subsidiaries may carryback their NOLs arising in 2018, 2019, and 2020 to the five years preceding the taxable year of the loss.

Under the applicable Treasury Regulations and administrative guidance, withholding under Foreign Account Tax Compliance Act (“FATCA”) generally applies to payments of dividends on our capital stock. While withholding under FATCA would have applied also to payments of gross proceeds from the sale or other disposition of such stock on or after January 1, 2019, proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. Because we may not know the extent to which a distribution is a dividend for U.S. federal income tax purposes at the time it is made, for purposes of these withholding rules we may treat the entire distribution as a dividend. Prospective investors should consult their tax advisors regarding the potential application of withholding under FATCA to their investment in our capital stock.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019;

(ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019;

(iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019;

(iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 8, 2020

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

May 8, 2020

Date