Form 10-Q
period 2020-06-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2020-08-10
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, 46,918,445 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2020. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investment in storage facilities:
Land	$904,475	$884,235
Building, equipment, and construction in progress	3,993,901	3,865,238
	4,898,376	4,749,473
Less: accumulated depreciation	(810,709)	(756,333)
Investment in storage facilities, net	4,087,667	3,993,140
Cash and cash equivalents	9,518	17,458
Accounts receivable	11,575	12,218
Receivable from unconsolidated joint ventures	797	1,302
Investment in unconsolidated joint ventures	147,749	154,984
Prepaid expenses	9,761	7,771
Trade name	16,500	16,500
Other assets	27,697	29,591
Total Assets	$4,311,264	$4,232,964
Liabilities
Line of credit	$158,000	$65,000
Term notes, net	1,859,539	1,858,271
Accounts payable and accrued liabilities	89,124	103,942
Deferred revenue	14,433	11,699
Mortgages payable	34,519	34,851
Total Liabilities	2,155,615	2,073,763
Noncontrolling redeemable Operating Partnership Units at redemption value	22,968	26,307
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 46,918,445 shares outstanding at June 30, 2020 (46,675,933 at December 31, 2019)	469	467
Additional paid-in capital	2,400,382	2,376,723
Dividends in excess of net income	(262,670)	(238,338)
Accumulated other comprehensive loss	(5,500)	(5,958)
Total Shareholders’ Equity	2,132,681	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,132,681	2,132,894
Total Liabilities and Shareholders’ Equity	$4,311,264	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Revenues
Rental income	$128,828	$128,913	$257,736	$253,060
Other operating income	18,185	16,115	36,220	28,492
Total operating revenues	147,013	145,028	293,956	281,552
Expenses
Property operations and maintenance	32,247	33,433	65,097	64,594
Real estate taxes	17,614	16,219	35,022	32,311
General and administrative	12,223	10,510	25,129	22,847
Payments for rent	—	141	—	283
Depreciation and amortization	28,987	26,158	57,317	52,387
Total operating expenses	91,071	86,461	182,565	172,422
Gain on sale of real estate	—	—	302	1,076
Income from operations	55,942	58,567	111,693	110,206
Other income (expenses)
Interest expense	(20,266)	(18,759)	(40,513)	(36,578)
Interest income	2	46	7	51
Equity in income of joint ventures	970	1,110	2,086	1,921
Net income	36,648	40,964	73,273	75,600
Net income attributable to noncontrolling interest in the Operating Partnership	(191)	(222)	(383)	(404)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common shareholders	$36,457	$40,742	$72,890	$75,196
Earnings per common share attributable to common shareholders – basic	$0.78	$0.87	$1.56	$1.61
Earnings per common share attributable to common shareholders – diluted	$0.78	$0.87	$1.56	$1.61
Common shares used in basic earnings per share calculation	46,844,888	46,582,235	46,761,063	46,573,541
Common shares used in diluted earnings per share calculation	46,906,138	46,631,214	46,828,517	46,633,957
Dividends declared per common share	$1.07	$1.00	$2.14	$2.00

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$36,648	$40,964	$73,273	$75,600
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229	458	458
Total comprehensive income	36,877	41,193	73,731	76,058
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(192)	(223)	(385)	(407)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common shareholders	$36,685	$40,970	$73,346	$75,651

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating Activities
Net income	$73,273	$75,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,317	52,387
Amortization of debt issuance costs and bond discount	2,025	1,846
Gain on sale of real estate	(302)	(1,076)
Equity in income of joint ventures	(2,086)	(1,921)
Distributions from unconsolidated joint ventures	6,086	4,865
Non-vested stock earned	2,273	2,235
Deferred income taxes	1,126	204
Other	(116)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	683	(1,900)
Prepaid expenses	(2,286)	(1,941)
Receipts from (advances to) joint ventures	172	(35)
Accounts payable and other liabilities	(14,576)	(11,270)
Deferred revenue	2,329	(65)
Net cash provided by operating activities	125,918	118,929
Investing Activities
Acquisition of storage facilities, net of cash acquired	(124,204)	(95,819)
Improvements, equipment additions, and construction in progress	(26,103)	(37,683)
Return of investment in unconsolidated joint ventures	8,359	—
Investment in unconsolidated joint ventures	(4,953)	(2,215)
Property deposits	171	(6,658)
Net cash used in investing activities	(146,730)	(142,375)
Financing Activities
Net proceeds from sale of common stock	21,388	—
Proceeds from line of credit	225,000	183,000
Repayments of line of credit	(132,000)	(274,000)
Proceeds from term notes, net of discount	—	348,166
Repayment of term notes	—	(100,000)
Debt issuance costs	—	(3,099)
Dividends paid - common stock	(100,155)	(93,263)
Distributions to noncontrolling interest holders	(524)	(497)
Redemption of Operating Partnership Units	(265)	(48)
Mortgage principal payments	(203)	(195)
Net cash provided by financing activities	13,241	60,064
Net (decrease) increase in cash and restricted cash	(7,571)	36,618
Cash and restricted cash at beginning of period	21,556	14,065
Cash and restricted cash at end of period	$13,985	$50,683
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$39,577	$34,782
Cash paid for income taxes, net of refunds	$1,019	$1,283

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investment in storage facilities:
Land	$904,475	$884,235
Building, equipment, and construction in progress	3,993,901	3,865,238
	4,898,376	4,749,473
Less: accumulated depreciation	(810,709)	(756,333)
Investment in storage facilities, net	4,087,667	3,993,140
Cash and cash equivalents	9,518	17,458
Accounts receivable	11,575	12,218
Receivable from unconsolidated joint ventures	797	1,302
Investment in unconsolidated joint ventures	147,749	154,984
Prepaid expenses	9,761	7,771
Trade name	16,500	16,500
Other assets	27,697	29,591
Total Assets	$4,311,264	$4,232,964
Liabilities
Line of credit	$158,000	$65,000
Term notes, net	1,859,539	1,858,271
Accounts payable and accrued liabilities	89,124	103,942
Deferred revenue	14,433	11,699
Mortgages payable	34,519	34,851
Total Liabilities	2,155,615	2,073,763
Limited partners’ redeemable capital interest at redemption value (243,966 and 246,466 units outstanding at June 30, 2020 and December 31, 2019, respectively)	22,968	26,307
Partners’ Capital
General partner (471,625 and 469,225 units outstanding at June 30, 2020 and December 31, 2019, respectively)	21,558	21,594
Limited partners (46,446,820 and 46,206,708 units outstanding at June 30, 2020 and December 31, 2019, respectively)	2,116,623	2,117,258
Accumulated other comprehensive loss	(5,500)	(5,958)
Total Controlling Partners’ Capital	2,132,681	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,132,681	2,132,894
Total Liabilities and Partners’ Capital	$4,311,264	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per unit data)	2020	2019	2020	2019
Revenues
Rental income	$128,828	$128,913	$257,736	$253,060
Other operating income	18,185	16,115	36,220	28,492
Total operating revenues	147,013	145,028	293,956	281,552
Expenses
Property operations and maintenance	32,247	33,433	65,097	64,594
Real estate taxes	17,614	16,219	35,022	32,311
General and administrative	12,223	10,510	25,129	22,847
Payments for rent	—	141	-	283
Depreciation and amortization	28,987	26,158	57,317	52,387
Total operating expenses	91,071	86,461	182,565	172,422
Gain on sale of real estate	—	—	302	1,076
Income from operations	55,942	58,567	111,693	110,206
Other income (expenses)
Interest expense	(20,266)	(18,759)	(40,513)	(36,578)
Interest income	2	46	7	51
Equity in income of joint ventures	970	1,110	2,086	1,921
Net income	36,648	40,964	73,273	75,600
Net income attributable to noncontrolling interest in the Operating Partnership	(191)	(222)	(383)	(404)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common unitholders	$36,457	$40,742	$72,890	$75,196
Earnings per common unit attributable to common unitholders – basic	$0.78	$0.87	$1.56	$1.61
Earnings per common unit attributable to common unitholders – diluted	$0.78	$0.87	$1.56	$1.61
Common units used in basic earnings per unit calculation	46,844,888	46,582,235	46,761,063	46,573,541
Common units used in diluted earnings per unit calculation	46,906,138	46,631,214	46,828,517	46,633,957
Distributions declared per common unit	$1.07	$1.00	$2.14	$2.00
Net income attributable to general partner	$366	$409	$733	$756
Net income attributable to limited partners	$36,091	$40,333	$72,157	$74,440

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$36,648	$40,964	$73,273	$75,600
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	229	458	458
Total comprehensive income	36,877	41,193	73,731	76,058
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(192)	(223)	(385)	(407)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common unitholders	$36,685	$40,970	$73,346	$75,651

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating Activities
Net income	$73,273	$75,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,317	52,387
Amortization of debt issuance costs and bond discount	2,025	1,846
Gain on sale of real estate	(302)	(1,076)
Equity in income of joint ventures	(2,086)	(1,921)
Distributions from unconsolidated joint ventures	6,086	4,865
Non-vested stock earned	2,273	2,235
Deferred income taxes	1,126	204
Other	(116)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	683	(1,900)
Prepaid expenses	(2,286)	(1,941)
Receipts from (advances to) unconsolidated joint ventures	172	(35)
Accounts payable and other liabilities	(14,576)	(11,270)
Deferred revenue	2,329	(65)
Net cash provided by operating activities	125,918	118,929
Investing Activities
Acquisition of storage facilities, net of cash acquired	(124,204)	(95,819)
Improvements, equipment additions, and construction in progress	(26,103)	(37,683)
Return of investment in unconsolidated joint ventures	8,359	—
Investment in unconsolidated joint ventures	(4,953)	(2,215)
Property deposits	171	(6,658)
Net cash used in investing activities	(146,730)	(142,375)
Financing Activities
Net proceeds from sale of partnership units	21,388	—
Proceeds from line of credit	225,000	183,000
Repayments of line of credit	(132,000)	(274,000)
Proceeds from term notes, net of discount	—	348,166
Repayment of term notes	—	(100,000)
Debt issuance costs	—	(3,099)
Distributions to unitholders	(100,155)	(93,263)
Distributions to noncontrolling interest holders	(524)	(497)
Redemption of Operating Partnership Units	(265)	(48)
Mortgage principal payments	(203)	(195)
Net cash provided by financing activities	13,241	60,064
Net (decrease) increase in cash and restricted cash	(7,571)	36,618
Cash and restricted cash at beginning of period	21,556	14,065
Cash and restricted cash at end of period	$13,985	$50,683
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$39,577	$34,782
Cash paid for income taxes, net of refunds	$1,019	$1,283

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of June 30, 2020. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At June 30, 2020, we had an ownership interest in and/or managed 880 self-storage properties in 29 states and Ontario, Canada. Among our 880 self-storage properties are 122 properties that we manage for unconsolidated joint ventures (see Note 10) and 195 properties that we manage and in which we have no ownership interest.

We consolidate all wholly owned subsidiaries. Partially owned entities, including joint ventures, are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (one of the Parent Company’s taxable REIT subsidiaries), Warehouse Anywhere LLC (an entity owned 60% by Life Storage Solutions, LLC at June 30, 2020), and all other wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but over which we have significant influence are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 243,966 and 246,466 noncontrolling redeemable Operating Partnership Units outstanding at June 30, 2020 and December 31, 2019, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at June 30, 2020 and December 31, 2019, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Six Months Ended June 30, 2020
Beginning balance	$26,307
Net income attributable to noncontrolling interest in the Operating Partnership	383
Redemption of units	(265)
Distributions	(524)
Adjustment to redemption value	(2,933)
Ending balance	$22,968

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Rental income	$128,828	$128,913	$257,736	$253,060
Management and acquisition fee income	4,176	3,260	8,589	6,347
Revenues related to tenant reinsurance	10,754	8,962	20,893	14,777
Other	3,255	3,893	6,738	7,368
Total operating revenues	$147,013	$145,028	$293,956	$281,552

Management and acquisition fee income and revenues related to tenant reinsurance are included in other operating income in the consolidated statements of operations.

During the six months ended June 30, 2020, approximately 19% and 13% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

Commencing April 1, 2019, the Company launched a tenant self-storage insurance program whereby a captive wholly owned subsidiary of the Company reinsures certain risks relating to property stored by its tenants. In connection with this program, the Company’s prior arrangement with a third-party insurer was terminated. The change in tenant insurance programs resulted in an increase to both tenant reinsurance revenues and related expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of the differences in the accounting for the two programs.

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

For the three months ended June 30, 2020 and 2019, the Company recorded compensation expense of $1,149,000 and $839,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the six months ended June 30, 2020 and 2019, the Company recorded compensation expense of $2,273,000 and $2,235,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees or directors during the three and six months ended June 30, 2020 and 2019. During the three months ended June 30, 2020 and 2019, 10,234 and 6,752 shares of non-vested stock, respectively, vested. During the six months ended June 30, 2020 and 2019, 17,397 and 23,573 shares of non-vested stock, respectively, vested.

During the six months ended June 30, 2020, the Company issued 16,415 shares of non-vested stock to employees and directors which vest over periods ranging from one to five years. The per-share fair market value on the date of grant of the non-vested stock issued during the six months ended June 30, 2020 ranged from $87.59 to $108.20, resulting in an aggregate fair value of $1.5 million.

During the six months ended June 30, 2020, the Company granted performance-based awards that entitle recipients to earn up to 7,294 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.4 million.

4. CASH AND RESTRICTED CASH

Restricted cash represents amounts required to be placed in escrow by banks with whom the Company has mortgages and amounts required to be placed into escrow related to the Company’s tenant reinsurance program. Restricted cash is included in other assets in the consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the consolidated statement of cash flows:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Cash	$9,518	$17,458	$46,058
Restricted cash	4,467	4,098	4,625
Total cash and restricted cash	$13,985	$21,556	$50,683

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the six months ended June 30, 2020:

(dollars in thousands)
Cost:
Beginning balance	$4,749,473
Acquisition of storage facilities	122,623
Improvements and equipment additions	21,093
Net increase in construction in progress	5,388
Dispositions	(201)
Ending balance	$4,898,376
Accumulated Depreciation:
Beginning balance	$756,333
Additions during the period	54,498
Dispositions	(122)
Ending balance	$810,709

The Company acquired six self-storage facilities during the six months ended June 30, 2020. The acquisition of these facilities was accounted for as an asset acquisition. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values.

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

These six facilities, purchased in the first quarter of 2020, were acquired from 191 III Life Storage Holdings LLC (“191 III”), an unconsolidated joint venture in which the Company holds a 20% ownership interest. In accordance with ASC Topic 970, “Real Estate – General,” the Company recorded its equity in the profit from the sale as a reduction in the purchase price allocated to land and depreciable fixed assets. In addition to the $124.2 million cash payment for these six self-storage facilities, the Company also received $8.4 million as a return on the Company’s investment in 191 III as discussed further in Note 10.

Non-cash investing activities during the six months ended June 30, 2020 include the assumption of net other liabilities totaling $0.1 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
In-place customer leases	$80,416	$78,741
Accumulated amortization	(78,585)	(75,832)
Net carrying value at the end of period	$1,831	$2,909

Amortization expense related to in-place customer leases was $1.5 million and $2.8 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2018, 2019, and 2020, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $0.1 million and $0.8 million during the three and six months ended June 30, 2019, respectively. There was no related impact on depreciation expense during the three and six months ended June 30, 2020. The Company estimates that due to buildings recently identified for replacement, the change in estimated useful lives of buildings identified for replacement as of June 30, 2020 will result an increase in depreciation expense of approximately $2.2 million during the remainder of 2020.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by less than $0.01 and by approximately $0.02 for the three and six months ended June 30, 2019, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Revolving line of credit borrowings	$158,000	$65,000

Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Total term note principal balance outstanding	$1,875,000	$1,875,000
Less: unamortized debt issuance costs	(10,243)	(11,146)
Less: unamortized senior term note discount	(5,218)	(5,583)
Term notes payable	$1,859,539	$1,858,271

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023 and initially included a term note in the principal amount of $100 million. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2020 the margin is 0.95%), interest on term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at June 30, 2020 the margin is 1.00%), and requires an annual facility fee on the revolving credit facility which varies based upon the Company’s credit rating (at June 30, 2020 the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at June 30, 2020 was approximately 1.13% (2.75% at December 31, 2019) and the interest rate on any term notes at June 30, 2020 was approximately 1.18% (2.80% at December 31, 2019). The $100 million principal on the term note was paid off in 2019 in conjunction with the issuance of the 2029 Senior Notes which are discussed further below. At June 30, 2020 there was $341.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

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

The indenture under which the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At June 30, 2020, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At June 30, 2020, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2020, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at June 30, 2020 and December 31, 2019. Amortization expense related to deferred debt issuance costs was $0.6 million for each of the three months ended June 30, 2020 and 2019, and $1.2 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at June 30, 2020 and December 31, 2019 consist of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.3 million, principal and interest paid monthly (effective interest rate 5.25%)	$2,778	$2,807
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.2 million, principal and interest paid monthly (effective interest rate 4.33%)	3,883	3,932
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.9 million, principal and interest paid monthly (effective interest rate 5.60%)	3,763	3,800
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $55.2 million, principal and interest paid monthly (effective interest rate 3.18%)	22,814	22,942
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.5 million, principal and interest paid monthly (effective interest rate 6.37%)	1,281	1,370
Total mortgages payable	$34,519	$34,851

The table below summarizes the Company’s debt obligations at June 30, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as such debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (1.13% at June 30, 2020)	—	—	—	$158,000	—	—	$158,000	$158,000
Notes Payable:
Term note - fixed rate 5.54%	—	$100,000	—	—	—	—	$100,000	$105,266
Term note - fixed rate 4.533%	—	—	—	—	$175,000	—	$175,000	$192,100
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$639,875
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$495,635
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$216,385
Term note - fixed rate 4.00%	—	—	—	—	—	$350,000	$350,000	$384,378
Mortgage note - fixed rate 4.98%	$30	$2,748	—	—	—	—	$2,778	$2,787
Mortgage note - fixed rate 4.065%	$50	$104	$108	$3,621	—	—	$3,883	$3,846
Mortgage note - fixed rate 5.26%	$37	$78	$83	$3,565	—	—	$3,763	$3,862
Mortgage notes - fixed rate 4.4625%	—	—	—	—	$22,814	—	$22,814	$21,607
Mortgage note - fixed rate 5.99%	$92	$192	$203	$216	$229	$349	$1,281	$1,335
Total	$209	$103,122	$394	$165,402	$198,043	$1,600,349	$2,067,519

8. DERIVATIVE FINANCIAL INSTRUMENTS

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. These interest rate swaps qualify and have been designated as hedges of the amount of future cash flows related to interest payments on this fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 6), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in Accumulated Other Comprehensive Loss (“AOCL”) and is being amortized as additional interest expense over the ten-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. Such amortization is included in amortization of financing fees and debt discount in the consolidated statements of cash flows.

The changes in AOCL for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

(dollars in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Accumulated other comprehensive loss beginning of period	$(5,729)	$(6,646)	$(5,958)	$(6,875)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	229	458	458
Accumulated other comprehensive loss end of period	$(5,500)	$(6,417)	$(5,500)	$(6,417)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at June 30, 2020	Company common ownership interest at June 30, 2020	Carrying value of investment at June 30, 2020	Carrying value of investment at December 31, 2019
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	57	20%	$81.6 million	$83.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)	30	15%	$14.0 million	$13.9 million
191 III Life Storage Holdings LLC (“191 III”)[2]	—	20%	—	$8.9 million
Life Storage-SERS Storage LLC (“SERS”)	3	20%	$3.0 million	$3.2 million
Life Storage-HIERS Storage LLC (“HIERS”)[3]	17	20%	$14.5 million	$14.9 million
Iskalo Office Holdings, LLC (“Iskalo”)[4]	N/A	49%	($0.3 million)	($0.4 million)
Bluebird Sanford Storage LP ("Sanford")[5]	1	15%	$0.3 million	$0.3 million
Bluebird Ingram Storage LP ("Ingram")[6]	1	15%	$1.1 million	$1.2 million
Life Storage Spacemax, LLC ("Spacemax")[7]	6	40%	$16.9 million	$16.1 million
Life Storage Virtus, LLC ("Virtus")[8]	1	20%	$1.6 million	—
Joint ventures with properties in development stage[9]	5	Various	$2.9 million	$3.1 million
Other unconsolidated joint ventures (6 joint ventures)	6	Various	$11.8 million	$10.3 million

[1]

As of June 30, 2020, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

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

[4]	Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $0.6 million during each of the six months ended June 30, 2020 and 2019.
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

[9]

The Company has entered into five separate joint ventures, two of which are developing self-storage facilities in Ontario, Canada, and three of which are developing self-storage facilities in the New York City market. The Company has contributed an aggregate total of $2.9 million as its share of capital to these joint ventures.

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

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $1.9 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Sovran HHF	$861	$880	$1,783	$1,709
Sovran HHF II	446	477	901	890
Other unconsolidated joint ventures	(337)	(247)	(598)	(678)
	$970	$1,110	$2,086	$1,921

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the six months ended June 30, 2020 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,235,973
Investment in office building, net	4,246
Other assets	27,432
Total Assets	$1,267,651
Due to the Company	$796
Mortgages payable	544,321
Other liabilities	23,068
Total Liabilities	$568,185
Unaffiliated partners’ equity	552,062
Company equity	147,404
Total Partners’ Equity	699,466
Total Liabilities and Partners’ Equity	$1,267,651
Income Statement Data:
Total revenues	$66,337
Property operating expenses	(20,367)
Administrative, management and call center fees	(5,112)
Gain on disposal of self-storage facilities	33,038
Depreciation and amortization of customer list	(15,706)
Amortization of financing fees	(402)
Income tax expense	(162)
Interest expense	(12,055)
Net income	$45,571

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

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

The Company recorded federal and state income tax expense of $0.9 million for each of the three months ended June 30, 2020 and 2019. The Company recorded federal and state income tax expense of $1.7 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. These income tax expenses are included in general and administrative expenses in the consolidated statements of operations. At June 30, 2020 and 2019, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of June 30, 2020 and 2019, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expense. As of June 30, 2020, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.5 million and a deferred tax liability of $2.4 million. As of December 31, 2019, the Company’s taxable REIT subsidiaries have deferred tax assets of $1.6 million and a deferred tax liability of $2.4 million. The tax years 2016-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net income attributable to common shareholders	$36,457	$40,742	$72,890	$75,196
Denominator:
Denominator for basic earnings per share – weighted average shares	46,845	46,582	46,761	46,574
Effect of Dilutive Securities:
Stock options and non-vested stock	61	49	68	60
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	46,906	46,631	46,829	46,634
Basic earnings per common share attributable to common shareholders	$0.78	$0.87	$1.56	$1.61
Diluted earnings per common share attributable to common shareholders	$0.78	$0.87	$1.56	$1.61

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator:
Net income attributable to common unitholders	$36,457	$40,742	$72,890	$75,196
Denominator:
Denominator for basic earnings per unit – weighted average units	46,845	46,582	46,761	46,574
Effect of Dilutive Securities:
Stock options and non-vested stock	61	49	68	60
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	46,906	46,631	46,829	46,634
Basic earnings per common unit attributable to common unitholders	$0.78	$0.87	$1.56	$1.61
Diluted earnings per common unit attributable to common unitholders	$0.78	$0.87	$1.56	$1.61

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 117,322 unvested restricted shares for the three months ended June 30, 2020, and 82,108 unvested restricted shares for the three months ended June 30, 2019, because their effect would be antidilutive. Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 108,010 unvested restricted shares for the six months ended June 30, 2020, and 77,939 unvested restricted shares for the six months ended June 30, 2019, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the six months ended June 30, 2020:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2019	$467	$2,376,723	$(238,338)	$(5,958)	$2,132,894
Net proceeds from issuance of common stock	2	21,464	—	—	21,466
Earned portion of non-vested stock	—	1,124	—	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	5,542	—	5,542
Net income attributable to common shareholders	—	—	36,433	—	36,433
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(49,969)	—	(49,969)
Balance March 31, 2020	469	2,399,311	(246,332)	(5,729)	2,147,719
Earned portion of non-vested stock	—	1,071	—	—	1,071
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,609)	—	(2,609)
Net income attributable to common shareholders	—	—	36,457	—	36,457
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(50,186)	—	(50,186)
Balance June 30, 2020	$469	$2,400,382	$(262,670)	$(5,500)	$2,132,681

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the six months ended June 30, 2019:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2018	$466	$2,372,157	$(308,011)	$(6,875)	$2,057,737
Earned portion of non-vested stock	—	1,396	—	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(294)	—	(294)
Net income attributable to common shareholders	—	—	34,454	—	34,454
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,631)	—	(46,631)
Balance March 31, 2019	466	2,373,553	(320,482)	(6,646)	2,046,891
Issuance of non-vested stock	1	—	—	—	1
Earned portion of non-vested stock	—	839	—	—	839
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(150)	—	(150)
Net income attributable to common shareholders	—	—	40,742	—	40,742
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,632)	—	(46,632)
Balance June 30, 2019	$467	$2,374,392	$(326,522)	$(6,417)	$2,041,920

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

During the six month period ended June 30, 2020, the Company issued 190,403 shares of common stock under the Equity Program at a weighted average issue price of $114.26 per share, generating net proceeds of $21.5 million after deducting $0.2 million of sales commissions paid to SunTrust, as well as other expenses of $0.1 million. The Company used such proceeds to fund a portion of the acquisition of the six storage facilities during the first quarter.

During the six months ended June 30, 2019, the Company did not issue any shares of common stock under the Equity Program.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the six months ended June 30, 2020 or during 2019.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the six months ended June 30, 2020 and 2019.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the six months ended June 30, 2020:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2019	$21,594	$2,117,258	$(5,958)	$2,132,894
Net proceeds from issuance of Operating Partnership Units	212	21,254	—	21,466
Earned portion of non-vested stock	11	1,113	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	5,542	—	5,542
Net income attributable to common unitholders	366	36,067	—	36,433
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(502)	(49,467)	—	(49,969)
Balance March 31, 2020	21,683	2,131,765	(5,729)	2,147,719
Earned portion of non-vested stock	11	1,060	—	1,071
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,609)	—	(2,609)
Net income attributable to common unitholders	366	36,091	—	36,457
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(504)	(49,682)	—	(50,186)
Balance June 30, 2020	$21,558	$2,116,623	$(5,500)	$2,132,681

The following is a reconciliation of the changes in total partners’ capital for the six months ended June 30, 2019:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2018	$20,816	$2,043,796	$(6,875)	$2,057,737
Earned portion of non-vested stock	14	1,382	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(294)	—	(294)
Net income attributable to common unitholders	347	34,107	—	34,454
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,162)	—	(46,631)
Balance March 31, 2019	20,710	2,032,827	(6,646)	2,046,891
Earned portion of non-vested stock	9	831	—	840
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(150)	—	(150)
Net income attributable to common unitholders	409	40,333	—	40,742
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,163)	—	(46,632)
Balance June 30, 2019	$20,661	$2,027,676	$(6,417)	$2,041,920

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

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of June 30, 2020. At June 30, 2020 and December 31, 2019, the Company’s aggregate right-of-use assets total $19.6 million and $20.2 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at June 30, 2020 and December 31, 2019 total $19.0 million and $19.9 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.5 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 10.8 years and 4.6%, respectively.

At June 30, 2020, the Company has approximately $24.3 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2020	$820
2021	2,294
2022	2,294
2023	2,294
2024	2,280
Thereafter	14,349
Total	$24,331

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at June 30, 2020 is the result of the impact of the discount rate on future minimum lease payments.

At March 31, 2020, the Company was under contract to sell one of its self-storage facilities for $19.0 million. The sale of this self-storage facility did not occur and the Company is no longer under contract to sell this self-storage facility at June 30, 2020.

At June 30, 2020, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $17.3 million under these contracts in 2020 and 2021.

17. SUBSEQUENT EVENTS

On July 2, 2020, the Company declared a quarterly dividend of $1.07 per common share. The dividend was paid on July 27, 2020 to shareholders of record on July 14, 2020. The total dividend paid amounted to $50.2 million.

On July 2, 2020, the Company acquired the remaining ownership interest in Warehouse Anywhere LLC for cash payment of $2.0 million along with a potential for the sellers to receive additional future payment based on the 2023 results of Warehouse Anywhere LLC. Subsequent to this transaction, the Company now owns 100% of Warehouse Anywhere LLC.

Subsequent to June 30, 2020, the Company entered into a contract to acquire a self-storage facility for a purchase price of $13.7 million. The purchase of this facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

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

During the second quarter, the COVID-19 global health crisis had an adverse effect on the Company’s financial results. The Company began to experience reduced operating performance in April 2020 and saw that trend continue through the remainder of the second quarter. Beginning in April 2020, the Company suspended all auction activity in response to the COVID-19 global health crisis. While auctions have been reinstituted in certain markets, there are still many markets where the Company remains required to continue to suspend auction activity. This suspension of auction activity and broader impacts of the COVID-19 global health crisis had an impact on occupancy trends as same store move-ins declined by 3.4% during the quarter while same store move-outs declined by 12.0%. The net impact of this activity resulted in an increase in same store occupancy from 91.5% at June 30, 2019 to 91.9% at June 30, 2020. However, the reduction in move-out volumes may be temporary or even reverse to the extent that our customers are influenced by governmental stay-at-home orders and the delay in our auction process resulting from the COVID-19 global health crisis. The delay in our auction process also contributed to a degradation in collections from customers as the Company was largely unable to replace non-paying customers with paying customers during the quarter. Had we not curtailed our auction process, we estimate that same store occupancy would have been approximately 91.2% at June 30, 2020. During the three months ended June 2020, the Company collected approximately 99% of rental income as compared to pre COVID-19 levels. In addition to this impact on occupancy and collection trends, during the quarter we curtailed our tenant rate increase program and experienced a degradation of street rates. Such street rates were approximately 18% lower during the quarter than street rates in the second quarter of 2020. While we have begun to reinstitute our auction process and tenant rate increase program in the second half of 2020, we are unable to predict the full magnitude and duration of the impact that the COVID-19 global health crisis will have on our business. Same store move-ins in July 2020 were approximately 16.5% higher than in July 2019 and same store move-outs in July 2020 were 11.7% lower than in July 2019. Same store occupancy at July 31, 2020 was 93.0% as compared to 91.3% at July 31, 2019. Had we not curtailed our auction process, we estimate same store occupancy would have been approximately 92.3% at July 31, 2020.

In addition to the financial impact, we are currently monitoring the impact on our operations. The self-storage industry currently qualifies as “essential” business under all applicable business closure orders. While our stores generally remain open, the Company has temporarily closed the offices at those of our self-storage facilities that have been most significantly impacted by COVID-19 and we have implemented measures to reduce the exposure of our people and our customers at those offices that remain open. Additionally, we continue to encourage the use of technologies such as our “Rent Now” online rental platform which allows a customer to select and rent a self-storage unit without any face-to-face interaction.

The COVID-19 global health crisis continues to affect the Company’s operations into the third quarter of 2020 and may continue to do so indefinitely thereafter.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; risks associated with the COVID-19 global health crisis or similar events, including but not limited to (i) the impact to the health of our employees and/or customers, (ii) the negative impacts to the economy and to self-storage customers which could reduce the demand for self-storage or reduce our ability to collect rent, (iii) reducing or eliminating our ability to increase rents charged to our current or future customers, (iv) limiting our ability to collect rent from or evict past due customers, (v) we could see an increase in move-outs of longer-term customers due to the economic uncertainty and significant rise in unemployment resulting from the COVID-19 global health crisis which could lead to lower occupancies and reduced average rental rates as longer-term customers are replaced with new customers at lower rates, and (vi) potential negative impacts on the cost and availability of debt and equity which could have a negative impact on our capital and growth plans; the Company’s ability to evaluate, finance and integrate acquired businesses into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; regional concentration of the Company’s business may subject it to economic downturns in the states of Florida and Texas; the Company’s reliance on its call center; and tax law changes that may change the taxability of future income.

RESULTS OF OPERATIONS

FOR THE PERIOD APRIL 1, 2020 THROUGH JUNE 30, 2020, COMPARED TO THE PERIOD APRIL 1, 2019 THROUGH JUNE 30, 2019

We recorded rental revenues of $128.8 million for the three months ended June 30, 2020, a decrease of $0.1 million or 0.1% when compared to rental revenues of $128.9 million for the same period in 2019. This decrease in rental revenue is being driven by a $2.1 million, or 1.7%, decrease in rental revenues at the 517 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 517 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, two stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The decrease in same store rental revenues was a result of a 2.7% decrease in rental income per square foot, partially offset by a 20 basis point increase in average occupancy. The same store decrease was offset by $2.0 million in increased rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2019 and 2020 partially offset by stores sold in 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $2.1 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily as a result of increased management fees earned as a result of an increase in managed properties and increased revenues related to the Company’s tenant insurance program.

Property operations and maintenance expenses decreased $1.2 million or 3.5% in the three months ended June 30, 2020 compared to the same period in 2019. Expenses related to the 517 core properties considered in the same store pool decreased by $1.4 million or 5.3% as a result of the impact of the Company’s investments in technology such as our online rental platform “Rent Now” which has enabled the Company to operate more efficiently. Additionally, payroll, repairs and maintenance, utilities, advertising and office and other operating expenses all decreased during the three months ended June 30, 2020 as compared to the same period in 2019 due to the Company’s focus on efficiencies. These decreases were partially offset by an increase in internet marketing costs. Real estate tax expense increased $1.4 million during the three months ended June 30, 2020 as compared to the same period in 2019. The 517 core properties considered in the same store pool experienced a 5.8% increase in property taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $0.5 million from stores not included in the same store pool.

Net operating income increased $1.8 million or 1.9% resulting from an increase of $3.8 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool, partially offset by a 2.5% decrease in same store net operating income.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended June 30, 2020 and 2019.

	Three Months ended June 30,
(dollars in thousands)	2020	2019
Net income	$36,648	$40,964
General and administrative	12,223	10,510
Payments for rent	—	141
Depreciation and amortization	28,987	26,158
Interest expense	20,266	18,759
Interest income	(2)	(46)
Equity in income of joint ventures	(970)	(1,110)
Net operating income	$97,152	$95,376
Net operating income
Same store	$79,554	$81,578
Other stores, tenant reinsurance related income and management fee income	17,598	13,798
Total net operating income	$97,152	$95,376

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

Same Store Summary

	Three Months ended June 30,		Percentage
(dollars in thousands)	2020	2019	Change
Same store rental income	$118,896	$120,995	(1.7)%
Same store other operating income	1,415	1,821	(22.3)%
Total same store operating income	120,311	122,816	(2.0)%
Payroll and benefits	9,154	9,879	(7.3)%
Real estate taxes	16,135	15,249	5.8%
Utilities	3,136	3,465	(9.5)%
Repairs and maintenance	3,318	3,983	(16.7)%
Office and other operating expenses	3,401	3,930	(13.5)%
Insurance	1,480	1,492	(0.8)%
Advertising	62	299	(79.3)%
Internet marketing	4,071	2,941	38.4%
Total same store operating expenses	40,757	41,238	(1.2)%
Same store net operating income	$79,554	$81,578	(2.5)%

			Change
Quarterly same store move ins	52,054	53,862	(1,808)
Quarterly same store move outs	41,965	47,693	(5,728)

We believe the decrease in same store move ins was due to the impact of the COVID-19 global health crisis along with increased competition and customer rate sensitivity in certain markets. We believe the decrease in same store move outs was a result of customers increasing their length of stay and as a result of the COVID-19 stay-at-home orders. We expect to experience decreases in demand through much of 2020 due to the impact of the COVID-19 global health crisis, which may continue to hold down asking rates and result in increased move in incentives.

General and administrative expenses for the three months ended June 30, 2020 increased $1.7 million or 16.3% when compared with the three months ended June 30, 2019. This increase was primarily driven by a $1.7 million cost reduction in the second quarter of 2019 relating to the finalization of a legal settlement which did not recur in 2020.

Depreciation and amortization expense increased to $29.0 million in the three months ended June 30, 2020 from $26.2 million in the same period in 2019 as a result of depreciation and customer list amortization related to those properties acquired in 2020 and 2019.

Total interest expense increased $1.5 million in the three months ended June 30, 2020 as compared to the same period in 2019 primarily as a result of increased outstanding debt balances in 2020 as compared to 2019.

FOR THE PERIOD JANUARY 1, 2020 THROUGH JUNE 30, 2020, COMPARED TO THE PERIOD JANUARY 1, 2019 THROUGH JUNE 30, 2019

We recorded rental revenues of $257.7 million for the six months ended June 30, 2020, an increase of $4.6 million or 1.8% when compared to rental revenues of $253.1 million for the same period in 2019. Of this increase in rental revenue, $1.1 million resulted from a 0.5% increase in rental revenues at the 517 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 517 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, two stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The minor increase in same store rental revenues is consistent with rental income per square foot and average occupancy which both remained consistent in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The remaining increase of $3.5 million was a result of stores not included in the same store pool, primarily those acquired in 2019 and 2020 partially offset by stores sold in 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $7.7 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily as a result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due primarily to the change in the Company’s tenant insurance program effective April 1, 2019.

Property operations and maintenance expenses increased $0.5 million or 0.8% in the six months ended June 30, 2020 compared to the same period in 2019. Expenses related to the 517 core properties considered in the same store pool decreased by $2.8 million or 5.3% as a result of the impact of the Company’s investments in technology such as our online rental platform “Rent Now” which has enabled the Company to operate more efficiently. Additionally, warmer weather primarily during the during the first quarter of 2020 resulted in reduced utilities expenses and snow removal related maintenance expenses compared to the same period in 2019. Further, payroll, repairs and maintenance, utilities, and other operating expenses all decreased during the six months ended June 30, 2020 as compared to the same period in 2019 due to the Company’s focus on efficiencies. The overall increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool along with increases in internet marketing costs and expenses related to tenant reinsurance due to the change in the Company’s tenant insurance program effective April 1, 2019. Real estate tax expense increased $2.7 million during the six months ended June 30, 2020 as compared to the same period in 2019. The 517 core properties considered in the same store pool experienced a 5.8% increase in property taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $0.9 million from stores not included in the same store pool.

Net operating income increased $9.2 million or 5.0% resulting from a 1.0% increase in our same store net operating income along with an increase of $7.6 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the six months ended June 30, 2020 and 2019.

	Six Months ended June 30,
(dollars in thousands)	2020	2019
Net income	$73,273	$75,600
General and administrative	25,129	22,847
Payments for rent	—	283
Depreciation and amortization	57,317	52,387
Gain on sale of real estate	(302)	(1,076)
Interest expense	40,513	36,578
Interest income	(7)	(51)
Equity in income of joint ventures	(2,086)	(1,921)
Net operating income	$193,837	$184,647
Net operating income
Same store	$159,775	$158,147
Other stores, tenant reinsurance related income and management fee income	34,062	26,500
Total net operating income	$193,837	$184,647

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

Same Store Summary

	Six Months ended June 30,		Percentage
(dollars in thousands)	2020	2019	Change
Same store rental income	$239,348	$238,223	0.5%
Same store other operating income	2,866	3,396	(15.6)%
Total same store operating income	242,214	241,619	0.2%
Payroll and benefits	18,729	19,968	(6.2)%
Real estate taxes	32,270	30,497	5.8%
Utilities	6,671	7,360	(9.4)%
Repairs and maintenance	7,262	9,133	(20.5)%
Office and other operating expenses	7,108	7,899	(10.0)%
Insurance	2,967	2,980	(0.4)%
Advertising	124	597	(79.2)%
Internet marketing	7,308	5,038	45.1%
Total same store operating expenses	82,439	83,472	(1.2)%
Same store net operating income	$159,775	$158,147	1.0%

			Change
Year-to-date same store move ins	97,549	99,484	(1,935)
Year-to-date same store move outs	85,259	92,036	(6,777)

We believe the decrease in same store move ins was due to the impact of the COVID-19 global health crisis along with increased competition and customer rate sensitivity in certain markets. We believe the decrease in same store move outs was a result of customers increasing their length of stay and as a result of the COVID-19 global health crisis.

General and administrative expenses for the six months ended June 30, 2020 increased $2.3 million or 10.0% when compared with the six months ended June 30, 2019. This increase was primarily driven by a $1.7 million cost reduction in the second quarter of 2019 relating to the finalization of a legal settlement which did not recur in 2020, along with a $0.5 million increase in income tax expense at our taxable REIT subsidiaries as a result of increased activity.

Depreciation and amortization expense increased to $57.3 million in the six months ended June 30, 2020 from $52.4 million in the same period in 2019 as a result of depreciation and customer list amortization related to those properties acquired in 2020 and 2019.

Total interest expense increased $3.9 million in the six months ended June 30, 2020 as compared to the same period in 2019 primarily as a result of increased outstanding debt balances in 2020 as compared to 2019.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income attributable to common shareholders	$36,457	$40,742	$72,890	$75,196
Net income attributable to noncontrolling interests in the Operating Partnership	191	222	383	404
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	28,398	25,722	56,140	51,528
Depreciation and amortization from unconsolidated joint ventures	1,682	1,460	3,478	2,870
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(348)	(369)	(694)	(695)
Funds from operations available to common shareholders	$66,380	$67,777	$132,197	$129,303

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 global health crisis has impacted the cost of debt and equity and may continue to do so. We expect to be able to maintain adequate liquidity as we manage through the current environment. While significant uncertainty exists as to the full impact of the COVID-19 global health crisis on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated by our operations, and our line of credit will be adequate to fund our operations. We will continue to actively monitor the potential impact of the COVID-19 global health crisis on our liquidity and capital resources.

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At June 30, 2020, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at June 30, 2020, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $125.9 million and $118.9 million for the six months ended June 30, 2020 and 2019, respectively. The increase in operating cash flows in the 2020 period compared to the 2019 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $146.7 million and $142.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in investing activities in the 2020 period compared to the 2019 period was primarily due to the increased volume of acquisitions in 2020 as compared to the same period in 2019, partially offset by increased return of investment in unconsolidated joint ventures in 2020 along with a reduction in expansions, enhancements and other capital expenditures in 2020.

Cash provided by financing activities was $13.2 million and $60.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily a result of the issuance of $350 million in senior notes during the second quarter of 2019, partially offset by increased borrowing on the Company’s line of credit and the net proceeds from the sale of common stock of $21.4 during the six months ended June 30, 2020.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the six months ended June 30, 2020, the Company acquired six self-storage facilities comprising 519,000 square feet in California from one of the Company’s unconsolidated joint ventures for a total purchase price of $124.3 million, which is net of the Company’s equity in the profit from the sale. The weighted average capitalization rate for these acquisitions was 4.7%. As discussed further in Note 5 and Note 10, the Company holds a 20% ownership interest in the joint venture from which the self-storage facilities were acquired.

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

In order to support its liquidity position in light of the COVID-19 global health crisis, the Company paused store acquisition activity during the second quarter of 2020. We may acquire additional stabilized or newly constructed properties in 2020, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. Subsequent to June 30, 2020, the Company entered into a contract to acquire a self-storage facility for a purchase price of $13.7 million. The purchase of this facility is subject to customary conditions to closing, and there is no assurance that this facility will be acquired.

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

In the six months ended June 30, 2020, we added 152,000 square feet to existing properties for a total cost of approximately $13.5 million. We plan to complete $27 million to $37 million of expansions and enhancements to our existing facilities in 2020, of which $25.4 million was paid as of June 30, 2020. This is a reduction from our original plan to complete $55 million to $65 million of expansions and enhancements to our existing facilities in 2020 as certain projects have been delayed as a result of the impact of the COVID-19 global health crisis.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the six months ended June 30, 2020, we invested approximately $7.6 million in such improvements and we expect to invest approximately $13 million to $18 million for the remainder of 2020.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of June 30, 2020, 243,966 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

Based on our outstanding unsecured floating rate debt of $158.0 million at June 30, 2020, a 100 basis point increase in interest rates would have a $1.6 million effect on our annual interest expense. This amount was determined by considering the impact of the hypothetical interest rates on our borrowing cost on June 30, 2020. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2020. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2020.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2020. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2020.

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

The COVID-19 global health crisis has affected many industries, including real estate, throughout the United States and worldwide, creating significant uncertainty and economic disruption. We have modified, and may further modify, our business practices in response to the COVID-19 global health crisis in an effort to protect our people and our customers. We may experience continued volatility in customer demand, constriction on our ability to increase rental rates, and/or restrictions on our ability to evict delinquent customers or to execute auctions related to delinquent customers. Additionally, the high unemployment and other adverse economic effects of the pandemic is having and will likely continue to have an adverse impact on many of our customers’ ability to afford their rent obligations. We may also experience a change in the move-out patterns of our longer-term customers resulting in reduced occupancy and/or reduced average rental rates as longer-term customers are replaced by new customers at lower rates.

We may experience a negative impact on our operations should the ability of our store-level employees to report to work be significantly impacted by the COVID-19 global health crisis. However, we believe that this risk is partially mitigated by the availability and capabilities of our “Rent Now” online rental platform.

Additionally, the COVID-19 global health crisis has resulted in stay-at-home and social distancing requirements. Although such initial restrictions have begun to ease in certain jurisdictions, recent surges in infections and deaths in many jurisdictions have resulted in new or reinstituted government restrictions related to COVID-19.

The extent to which COVID-19 will continue to affect our business and the magnitude of the impact on our results of operation and financial condition is difficult to predict, and will be driven primarily by the duration, spread and severity of the COVID-19 global health crisis itself, as well as the duration of the indirect economic impacts, all of which are uncertain. As a result, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through June 30, 2020.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - December 31, 2018	—	—	—	—
January 1, 2019 - December 31, 2019	—	—	—	—
January 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - June 30, 2020	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955
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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of Life Storage, Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Executive Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.4	Certification of Chief Financial Officer of Life Storage LP pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage, Inc. Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Life Storage LP Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019;

(ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019;

(iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019;

(iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 7, 2020

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

August 7, 2020

Date