Form 10-Q
period 2020-09-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2020-11-06
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 27, 2020, 48,597,483 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of September 30, 2020. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2020 (unaudited)	December 31, 2019
Assets
Investment in storage facilities:
Land	$937,030	$884,235
Building, equipment, and construction in progress	4,263,222	3,865,238
	5,200,252	4,749,473
Less: accumulated depreciation	(842,592)	(756,333)
Investment in storage facilities, net	4,357,660	3,993,140
Cash and cash equivalents	110,247	17,458
Accounts receivable	13,970	12,218
Receivable from unconsolidated joint ventures	3,223	1,302
Investment in unconsolidated joint ventures	143,633	154,984
Prepaid expenses	10,601	7,771
Trade name	16,500	16,500
Other assets	33,221	29,591
Total Assets	$4,689,055	$4,232,964
Liabilities
Line of credit	$—	$65,000
Term notes, net	2,254,783	1,858,271
Accounts payable and accrued liabilities	107,980	103,942
Deferred revenue	16,204	11,699
Mortgages payable	34,352	34,851
Total Liabilities	2,413,319	2,073,763
Noncontrolling redeemable Operating Partnership Units at redemption value	25,848	26,307
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 48,199,008 shares outstanding at September 30, 2020 (46,675,933 at December 31, 2019)	482	467
Additional paid-in capital	2,533,402	2,376,723
Dividends in excess of net income	(278,726)	(238,338)
Accumulated other comprehensive loss	(5,270)	(5,958)
Total Shareholders’ Equity	2,249,888	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,249,888	2,132,894
Total Liabilities and Shareholders’ Equity	$4,689,055	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Revenues
Rental income	$135,965	$128,565	$393,701	$381,625
Other operating income	20,345	17,069	56,565	45,561
Total operating revenues	156,310	145,634	450,266	427,186
Expenses
Property operations and maintenance	36,199	32,215	101,297	96,809
Real estate taxes	17,729	16,116	52,751	48,427
General and administrative	13,369	11,554	38,498	34,401
Payments for rent	—	75	—	358
Depreciation and amortization	33,018	26,854	90,335	79,239
Total operating expenses	100,315	86,814	282,881	259,234
Gain on sale of storage facilities	—	100,222	—	100,222
Gain on sale of real estate	—	—	302	1,076
Income from operations	55,995	159,042	167,687	269,250
Other income (expenses)
Interest expense	(20,544)	(19,760)	(61,056)	(56,339)
Interest income	8	289	14	340
Equity in income of joint ventures	1,829	1,175	3,915	3,095
Net income	37,288	140,746	110,560	216,346
Net income attributable to noncontrolling interest in the Operating Partnership	(193)	(744)	(576)	(1,148)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common shareholders	$37,095	$140,002	$109,984	$215,198
Earnings per common share attributable to common shareholders – basic	$0.78	$3.00	$2.34	$4.62
Earnings per common share attributable to common shareholders – diluted	$0.78	$2.99	$2.34	$4.61
Common shares used in basic earnings per share calculation	47,223,842	46,586,030	46,915,323	46,577,704
Common shares used in diluted earnings per share calculation	47,299,906	46,657,105	46,985,647	46,641,673
Dividends declared per common share	$1.07	$1.00	$3.21	$3.00

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$37,288	$140,746	$110,560	$216,346
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	230	229	688	687
Total comprehensive income	37,518	140,975	111,248	217,033
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(194)	(745)	(580)	(1,152)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common shareholders	$37,324	$140,230	$110,668	$215,881

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating Activities
Net income	$110,560	$216,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,335	79,239
Amortization of debt issuance costs and bond discount	3,033	2,873
Gain on sale of storage facilities	—	(100,222)
Gain on sale of real estate	(302)	(1,076)
Equity in income of joint ventures	(3,915)	(3,095)
Distributions from unconsolidated joint ventures	9,246	7,419
Non-vested stock earned	3,380	3,284
Deferred income taxes	1,266	429
Other	(178)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,562)	(3,132)
Prepaid expenses	(2,710)	(2,296)
Advances to joint ventures	(2,254)	(118)
Accounts payable and other liabilities	1,396	(968)
Deferred revenue	3,421	1,311
Net cash provided by operating activities	211,716	199,994
Investing Activities
Acquisition of storage facilities, net of cash acquired	(417,930)	(354,712)
Improvements, equipment additions, and construction in progress	(37,622)	(63,645)
Net proceeds from the sale of real estate	—	207,568
Return of investment in unconsolidated joint ventures	28,008	—
Investment in unconsolidated joint ventures	(21,862)	(19,347)
Loans to unconsolidated subsidiaries	(35,850)	—
Loan payments received from unconsolidated subsidiaries	35,850	—
Property deposits	(129)	(767)
Net cash used in investing activities	(449,535)	(230,903)
Financing Activities
Net proceeds from sale of common stock	155,614	375
Proceeds from line of credit	285,000	225,000
Repayments of line of credit	(350,000)	(291,000)
Proceeds from term notes, net of discount	398,096	348,166
Repayment of term notes	—	(100,000)
Debt issuance costs	(3,480)	(3,099)
Dividends paid - common stock	(150,357)	(139,914)
Distributions to noncontrolling interest holders	(785)	(745)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	(2,000)	—
Redemption of Operating Partnership Units	(265)	(145)
Mortgage principal payments	(306)	(293)
Net cash provided by financing activities	331,517	38,345
Net increase in cash and restricted cash	93,698	7,436
Cash and restricted cash at beginning of period	21,556	14,065
Cash and restricted cash at end of period	$115,254	$21,501
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$57,816	$52,267
Cash paid for income taxes, net of refunds	$859	$1,485

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2020 (unaudited)	December 31, 2019
Assets
Investment in storage facilities:
Land	$937,030	$884,235
Building, equipment, and construction in progress	4,263,222	3,865,238
	5,200,252	4,749,473
Less: accumulated depreciation	(842,592)	(756,333)
Investment in storage facilities, net	4,357,660	3,993,140
Cash and cash equivalents	110,247	17,458
Accounts receivable	13,970	12,218
Receivable from unconsolidated joint ventures	3,223	1,302
Investment in unconsolidated joint ventures	143,633	154,984
Prepaid expenses	10,601	7,771
Trade name	16,500	16,500
Other assets	33,221	29,591
Total Assets	$4,689,055	$4,232,964
Liabilities
Line of credit	$—	$65,000
Term notes, net	2,254,783	1,858,271
Accounts payable and accrued liabilities	107,980	103,942
Deferred revenue	16,204	11,699
Mortgages payable	34,352	34,851
Total Liabilities	2,413,319	2,073,763
Limited partners’ redeemable capital interest at redemption value (243,966 and 246,466 units outstanding at September 30, 2020 and December 31, 2019, respectively)	25,848	26,307
Partners’ Capital
General partner (484,429 and 469,225 units outstanding at September 30, 2020 and December 31, 2019, respectively)	22,759	21,594
Limited partners (47,714,579 and 46,206,708 units outstanding at September 30, 2020 and December 31, 2019, respectively)	2,232,399	2,117,258
Accumulated other comprehensive loss	(5,270)	(5,958)
Total Controlling Partners’ Capital	2,249,888	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,249,888	2,132,894
Total Liabilities and Partners’ Capital	$4,689,055	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per unit data)	2020	2019	2020	2019
Revenues
Rental income	$135,965	$128,565	$393,701	$381,625
Other operating income	20,345	17,069	56,565	45,561
Total operating revenues	156,310	145,634	450,266	427,186
Expenses
Property operations and maintenance	36,199	32,215	101,297	96,809
Real estate taxes	17,729	16,116	52,751	48,427
General and administrative	13,369	11,554	38,498	34,401
Payments for rent	—	75	—	358
Depreciation and amortization	33,018	26,854	90,335	79,239
Total operating expenses	100,315	86,814	282,881	259,234
Gain on sale of storage facilities	—	100,222	—	100,222
Gain on sale of real estate	—	—	302	1,076
Income from operations	55,995	159,042	167,687	269,250
Other income (expenses)
Interest expense	(20,544)	(19,760)	(61,056)	(56,339)
Interest income	8	289	14	340
Equity in income of joint ventures	1,829	1,175	3,915	3,095
Net income	37,288	140,746	110,560	216,346
Net income attributable to noncontrolling interest in the Operating Partnership	(193)	(744)	(576)	(1,148)
Net loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Net income attributable to common unitholders	$37,095	$140,002	$109,984	$215,198
Earnings per common unit attributable to common unitholders – basic	$0.78	$3.00	$2.34	$4.62
Earnings per common unit attributable to common unitholders – diluted	$0.78	$2.99	$2.34	$4.61
Common units used in basic earnings per unit calculation	47,223,842	46,586,030	46,915,323	46,577,704
Common units used in diluted earnings per unit calculation	47,299,906	46,657,105	46,985,647	46,641,673
Distributions declared per common unit	$1.07	$1.00	$3.21	$3.00
Net income attributable to general partner	$373	$1,408	$1,106	$2,163
Net income attributable to limited partners	$36,722	$138,594	$108,878	$213,035

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$37,288	$140,746	$110,560	$216,346
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	230	229	688	687
Total comprehensive income	37,518	140,975	111,248	217,033
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(194)	(745)	(580)	(1,152)
Comprehensive loss attributable to noncontrolling interest in consolidated subsidiary	—	—	—	—
Comprehensive income attributable to common unitholders	$37,324	$140,230	$110,668	$215,881

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating Activities
Net income	$110,560	$216,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,335	79,239
Amortization of debt issuance costs and bond discount	3,033	2,873
Gain on sale of storage facilities	—	(100,222)
Gain on sale of real estate	(302)	(1,076)
Equity in income of joint ventures	(3,915)	(3,095)
Distributions from unconsolidated joint ventures	9,246	7,419
Non-vested stock earned	3,380	3,284
Deferred income taxes	1,266	429
Other	(178)	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,562)	(3,132)
Prepaid expenses	(2,710)	(2,296)
Advances to joint ventures	(2,254)	(118)
Accounts payable and other liabilities	1,396	(968)
Deferred revenue	3,421	1,311
Net cash provided by operating activities	211,716	199,994
Investing Activities
Acquisition of storage facilities, net of cash acquired	(417,930)	(354,712)
Improvements, equipment additions, and construction in progress	(37,622)	(63,645)
Net proceeds from the sale of real estate	—	207,568
Return of investment in unconsolidated joint ventures	28,008	—
Investment in unconsolidated joint ventures	(21,862)	(19,347)
Loans to unconsolidated subsidiaries	(35,850)	—
Loan payments received from unconsolidated subsidiaries	35,850	—
Property deposits	(129)	(767)
Net cash used in investing activities	(449,535)	(230,903)
Financing Activities
Net proceeds from sale of partnership units	155,614	375
Proceeds from line of credit	285,000	225,000
Repayments of line of credit	(350,000)	(291,000)
Proceeds from term notes, net of discount	398,096	348,166
Repayment of term notes	—	(100,000)
Debt issuance costs	(3,480)	(3,099)
Distributions to unitholders	(150,357)	(139,914)
Distributions to noncontrolling interest holders	(785)	(745)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	(2,000)	—
Redemption of Operating Partnership Units	(265)	(145)
Mortgage principal payments	(306)	(293)
Net cash provided by financing activities	331,517	38,345
Net increase in cash and restricted cash	93,698	7,436
Cash and restricted cash at beginning of period	21,556	14,065
Cash and restricted cash at end of period	$115,254	$21,501
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$57,816	$52,267
Cash paid for income taxes, net of refunds	$859	$1,485

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.5% ownership interest therein as of September 30, 2020. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At September 30, 2020, we had an ownership interest in and/or managed 905 self-storage properties in 30 states and Ontario, Canada. Among our 905 self-storage properties are 93 properties that we manage for unconsolidated joint ventures (see Note 10) and 224 properties that we manage and in which we have no ownership interest.

We consolidate all wholly owned subsidiaries. Partially owned entities, including joint ventures, are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (one of the Parent Company’s taxable REIT subsidiaries), Warehouse Anywhere LLC, and all other wholly owned subsidiaries. Prior to July 2, 2020, the Company owned 60% of Warehouse Anywhere LLC. On July 2, 2020, the Company acquired the remaining ownership interest in Warehouse Anywhere LLC for cash payment of $2.0 million along with potential for the sellers to receive additional future payment based on the 2023 results of Warehouse Anywhere LLC. At the date of acquisition and at September 30, 2020, the Company estimates this potential future payment to be approximately $0.3 million based on the projected 2023 results of Warehouse Anywhere LLC. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but over which we have significant influence are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 243,966 and 246,466 noncontrolling redeemable Operating Partnership Units outstanding at September 30, 2020 and December 31, 2019, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at September 30, 2020 and December 31, 2019, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2020
Beginning balance	$26,307
Net income attributable to noncontrolling interest in the Operating Partnership	576
Redemption of units	(265)
Distributions	(785)
Adjustment to redemption value	15
Ending balance	$25,848

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Rental income	$135,965	$128,565	$393,701	$381,625
Management and acquisition fee income	4,518	3,809	13,107	10,156
Revenues related to tenant reinsurance	11,616	9,170	32,508	23,948
Other	4,211	4,090	10,950	11,457
Total operating revenues	$156,310	$145,634	$450,266	$427,186

Management and acquisition fee income and revenues related to tenant reinsurance are included in other operating income in the consolidated statements of operations.

During the nine months ended September 30, 2020, approximately 19% and 13% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.

Commencing April 1, 2019, the Company launched a tenant self-storage insurance program whereby a captive wholly owned subsidiary of the Company reinsures certain risks relating to property stored by its tenants. In connection with this program, the Company’s prior arrangement with a third-party insurer was terminated. The change in tenant insurance programs resulted in an increase to both tenant reinsurance revenues and related expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of the differences in the accounting for the two programs.

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

For the three months ended September 30, 2020 and 2019, the Company recorded compensation expense of $1,107,000 and $955,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense of $3,380,000 and $3,284,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees or directors during the three and nine months ended September 30, 2020 and 2019. During the three months ended September 30, 2020 and 2019, 379 and 375 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2020 and 2019, 17,775 and 23,948 shares of non-vested stock, respectively, vested.

During the nine months ended September 30, 2020, the Company issued 16,415 shares of non-vested stock to employees and directors which vest over periods ranging from one to five years. The per-share fair market value on the date of grant of the non-vested stock issued during the nine months ended September 30, 2020 ranged from $87.59 to $108.20, resulting in an aggregate fair value of $1.5 million.

During the nine months ended September 30, 2020, the Company granted performance-based awards that entitle recipients to earn up to 7,294 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.4 million.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Cash	$110,247	$17,458	$16,371
Restricted cash	5,007	4,098	5,130
Total cash and restricted cash	$115,254	$21,556	$21,501

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the nine months ended September 30, 2020:

(dollars in thousands)
Cost:
Beginning balance	$4,749,473
Acquisition of storage facilities	413,022
Improvements and equipment additions	43,888
Net decrease in construction in progress	(5,884)
Dispositions	(247)
Ending balance	$5,200,252
Accumulated Depreciation:
Beginning balance	$756,333
Additions during the period	86,424
Dispositions	(165)
Ending balance	$842,592

The Company acquired 31 self-storage facilities during the nine months ended September 30, 2020. The acquisitions of these facilities were accounted for as asset acquisitions. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values.

The purchase prices of the facilities acquired in 2020 have been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Mortgage Assumed	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	Construction in Progress	In-Place Customers Leases
CA	6	3/9/2020	$124,298	$124,204	$—	$94	$20,307	$101,734	$582	$1,675
FL, GA, NJ, OH, PA, TX	25	9/29/2020	295,310	293,726	—	1,584	32,555	257,844	—	4,911
Total acquired in 2020	31		$419,608	$417,930	$—	$1,678	$52,862	$359,578	$582	$6,586

The six facilities purchased in the first quarter of 2020 were acquired from 191 III Life Storage Holdings LLC (“191 III”), an unconsolidated joint venture in which the Company holds a 20% ownership interest. Seventeen of the 25 facilities purchased in the third quarter of 2020 were acquired from Sovran HHF Storage Holdings LLC (“Sovran HHF”) and eight of the 25 facilities purchased in the third quarter of 2020 were acquired from Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), unconsolidated joint ventures in which the Company holds 20% and 15% ownership interests, respectively. In accordance with ASC Topic 970, “Real Estate – General,” the Company recorded its equity in the profit from the sales of these self-storage facilities as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $124.2 million cash payment for the six self-storage facilities acquired from 191 III, the Company also recognized $8.4 million as a return on the Company’s investment in 191 III as discussed further in Note 10. In addition to the $293.7 million cash payments combined for the 25 self-storage facilities acquired from Sovran HHF and Sovran HHF II, the Company also recognized $32.7 million as a return on the Company’s investment in Sovran HHF and Sovran HHF II as discussed further in Note 10.

Non-cash investing activities during the nine months ended September 30, 2020 include the assumption of net other liabilities totaling $1.7 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
In-place customer leases	$85,327	$78,741
Accumulated amortization	(79,642)	(75,832)
Net carrying value at the end of period	$5,685	$2,909

Amortization expense related to in-place customer leases was $1.1 million and $3.8 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $1.7 million for the three and nine months ended September 30, 2019, respectively.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2018, 2019, and 2020, buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $4.4 million during both the three and nine months ended September 30, 2020 and $0.3 million and $1.1 million during the three and nine months ended September 30, 2019, respectively. The Company estimates that due to buildings recently identified for replacement, the change in estimated useful lives of buildings identified for replacement as of September 30, 2020 will result an increase in depreciation expense of approximately $1.1 million during the remainder of 2020 and an additional $1.1 million during the first quarter of 2021.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.09 for both the three and nine months ended September 30, 2020 and by less than $0.01 and by approximately $0.02 for the three and nine months ended September 30, 2019, respectively.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Revolving line of credit borrowings	$—	$65,000

Term note due August 5, 2021	100,000	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	—
Total term note principal balance outstanding	$2,275,000	$1,875,000
Less: unamortized debt issuance costs	(13,277)	(11,146)
Less: unamortized senior term note discount	(6,940)	(5,583)
Term notes payable	$2,254,783	$1,858,271

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023 and initially included a term note in the principal amount of $100 million. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2020 the margin is 0.95%), interest on term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2020 the margin is 1.00%), and requires an annual facility fee on the revolving credit facility which varies based upon the Company’s credit rating (at September 30, 2020 the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at September 30, 2020 was approximately 1.13% (2.75% at December 31, 2019) and the interest rate on any term notes at September 30, 2020 was approximately 1.18% (2.80% at December 31, 2019). The $100 million principal on the term note was paid off in 2019 in conjunction with the issuance of the 2029 Senior Notes which are discussed further below. At September 30, 2020 there was $499.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

On September 23, 2020, the Operating Partnership issued $400 million in aggregate principal amount of 2.200% unsecured senior notes due October 15, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at 0.476% discount to par value. Interest on the 2030 Senior Notes is payable semi-annually in arrears on each April 15 and October 15, commencing with April 15, 2021. Proceeds received upon issuance, net of discount to par of $1.9 million and underwriting and other offering expenses of $3.5 million, totaled $394.6 million.

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

The 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At September 30, 2020, the Company was in compliance with such covenants.

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

In 2011, the Company entered into a $100 million term note maturing August 5, 2021 bearing interest at a fixed rate of 5.54%. The interest rate on the term note increases to 7.29% if the notes are not rated by at least one rating agency, the credit rating on the notes is downgraded or if the Company’s credit rating is downgraded. On October 9, 2020, the Company paid off this $100 million term note in addition to making a make-whole payment of $4.0 million required as a result of paying off the term note prior to its maturity.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2020, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2020, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at September 30, 2020 and December 31, 2019. Amortization expense related to deferred debt issuance costs was $0.6 million for each of the three months ended September 30, 2020 and 2019, and $1.8 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2020 and December 31, 2019 consist of the following:

(dollars in thousands)	September 30, 2020	December 31, 2019
4.98% mortgage note due January 1, 2021, secured by one self-storage facility with an aggregate net book value of $9.3 million, principal and interest paid monthly (effective interest rate 5.26%)	$2,763	$2,807
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.2 million, principal and interest paid monthly (effective interest rate 4.34%)	3,858	3,932
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.9 million, principal and interest paid monthly (effective interest rate 5.61%)	3,747	3,800
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $55.0 million, principal and interest paid monthly (effective interest rate 3.19%)	22,749	22,942
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.4 million, principal and interest paid monthly (effective interest rate 6.38%)	1,235	1,370
Total mortgages payable	$34,352	$34,851

The table below summarizes the Company’s debt obligations at September 30, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as such debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (1.13% at September 30, 2020)	—	—	—	—	—	—	$—	$—
Notes Payable:
Term note - fixed rate 5.54%	—	$100,000	—	—	—	—	$100,000	$104,332
Term note - fixed rate 4.533%	—	—	—	—	$175,000	—	$175,000	$197,640
Term note - fixed rate 3.50%	—	—	—	—	—	$600,000	$600,000	$674,845
Term note - fixed rate 3.875%	—	—	—	—	—	$450,000	$450,000	$514,557
Term note - fixed rate 3.67%	—	—	—	—	—	$200,000	$200,000	$224,265
Term note - fixed rate 4.00%	—	—	—	—	—	$350,000	$350,000	$399,957
Term note - fixed rate 2.20%	—	—	—	—	—	$400,000	$400,000	$398,566
Mortgage note - fixed rate 4.98%	$15	$2,748	—	—	—	—	$2,763	$2,769
Mortgage note - fixed rate 4.065%	$26	$104	$108	$3,620	—	—	$3,858	$3,826
Mortgage note - fixed rate 5.26%	$19	$78	$83	$3,567	—	—	$3,747	$3,839
Mortgage notes - fixed rate 4.4625%	—	—	—	—	$22,749	—	$22,749	$21,619
Mortgage note - fixed rate 5.99%	$46	$192	$203	$216	$229	$349	$1,235	$1,286
Total	$106	$103,122	$394	$7,403	$197,978	$2,000,349	$2,309,352

8. DERIVATIVE FINANCIAL INSTRUMENTS

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. These interest rate swaps qualify and have been designated as hedges of the amount of future cash flows related to interest payments on this fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 6), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in Accumulated Other Comprehensive Loss (“AOCL”) and is being amortized as additional interest expense over the ten-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. Such amortization is included in amortization of debt issuance costs and bond discount in the consolidated statements of cash flows.

The changes in AOCL for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

(dollars in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Accumulated other comprehensive loss beginning of period	$(5,500)	$(6,417)	$(5,958)	$(6,875)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	230	229	688	687
Accumulated other comprehensive loss end of period	$(5,270)	$(6,188)	$(5,270)	$(6,188)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at September 30, 2020	Company common ownership interest at September 30, 2020	Carrying value of investment at September 30, 2020	Carrying value of investment at December 31, 2019
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	36	20%	$61.3 million	$83.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	$27.3 million	$13.9 million
191 III Life Storage Holdings LLC (“191 III”)[3]	—	20%	—	$8.9 million
Life Storage-SERS Storage LLC (“SERS”)	3	20%	$3.0 million	$3.2 million
Life Storage-HIERS Storage LLC (“HIERS”)[4]	17	20%	$14.4 million	$14.9 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($0.3 million)	($0.4 million)
Bluebird Sanford Storage LP ("Sanford")[6]	1	15%	$0.3 million	$0.3 million
Bluebird Ingram Storage LP ("Ingram")[7]	1	15%	$1.1 million	$1.2 million
Life Storage Spacemax, LLC ("Spacemax")[8]	6	40%	$16.8 million	$16.1 million
Life Storage Virtus, LLC ("Virtus")[9]	1	20%	$1.5 million	—
Joint ventures with properties in development stage[10]	5	Various	$6.4 million	$3.1 million
Other unconsolidated joint ventures (6 joint ventures)	6	Various	$10.0 million	$10.3 million

[1]

In September 2020, the Company acquired 17 self-storage facilities and related assets from Sovran HHF for total consideration of $175.2 million, which is net of the Company’s share of Sovran HHF’s gain resulting from the transaction. In connection with this transaction, non-recourse loans with principal balances totaling $34.0 million were settled. Also in September 2020, Sovran HHF sold four self-storage facilities to an unrelated third-party for total consideration of $42.3 million, resulting in a gain on sale of $2.1 million. As of September 30, 2020, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

In September 2020, the Company acquired eight self-storage facilities and related assets from Sovran HHF II for total consideration of $120.2 million, which is net of the Company’s share of Sovran HHF II’s gain resulting from the transaction. In connection with this transaction, $35.8 million of cash has been placed into escrow until non-recourse loans related to these properties are able to be paid which is expected to occur in 2021. Also in connection with this transaction, the Company made a $12.7 million contribution to Sovran HHF II.

[3]

191 III owned six self-storage facilities in California. The Company acquired these six self-storage facilities and related assets from 191 III in March 2020 for total contractual consideration of $124.2 million, which is net of the Company’s share of 191 III’s gain resulting from the transaction. In connection with this transaction, the non-recourse mortgage loan previously entered into by 191 III was settled. See Note 5 for additional information regarding this transaction. As 191 III no longer operates any self-storage facilities subsequent to the sale of the six self-storage facilities to the Company, the Company received a distribution of $8.4 million in March 2020 as the Company’s return of its remaining investment in 191 III. 191 III is expected to be dissolved later in 2020.

[4]

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

[5]	Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $0.9 million during each of the nine months ended September 30, 2020 and 2019.
[6]

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

[10]

The Company has entered into five separate joint ventures, two of which are developing self-storage facilities in Ontario, Canada, and three of which are developing self-storage facilities in the New York City market. The Company has contributed an aggregate total of $6.4 million as its share of capital to these joint ventures.

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

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.2 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $6.7 million and $6.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Sovran HHF	$1,320	$934	$3,103	$2,643
Sovran HHF II	642	474	1,543	1,364
Other unconsolidated joint ventures	(133)	(233)	(731)	(912)
	$1,829	$1,175	$3,915	$3,095

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the nine months ended September 30, 2020 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,083,191
Investment in office building, net	4,109
Other assets	68,834
Total Assets	$1,156,134
Due to the Company	$3,223
Mortgages payable	525,713
Other liabilities	24,761
Total Liabilities	$553,697
Unaffiliated partners’ equity	459,105
Company equity	143,332
Total Partners’ Equity	602,437
Total Liabilities and Partners’ Equity	$1,156,134
Income Statement Data:
Total revenues	$99,902
Property operating expenses	(31,102)
Administrative, management and call center fees	(5,547)
Gain on disposal of self-storage facilities	217,607
Depreciation and amortization of customer list	(23,383)
Amortization of financing fees	(590)
Income tax expense	(235)
Interest expense	(17,638)
Net income	$239,014

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital required for future acquisitions of properties, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

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

The Company recorded federal and state income tax expense of $1.0 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded federal and state income tax expense of $2.6 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. These income tax expenses are included in general and administrative expenses in the consolidated statements of operations. At September 30, 2020 and 2019, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of September 30, 2020 and 2019, the Company had no interest or penalties related to uncertain tax positions. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expense. As of September 30, 2020, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.3 million and a deferred tax liability of $2.4 million. As of December 31, 2019, the Company’s taxable REIT subsidiaries have deferred tax assets of $1.6 million and a deferred tax liability of $2.4 million. The tax years 2016-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator:
Net income attributable to common shareholders	$37,095	$140,002	$109,984	$215,198
Net income attributable to unvested restricted shares	(66)	(272)	(65)	(136)
Net income attributable to outstanding common shares	$37,029	$139,730	$109,919	$215,062
Denominator:
Denominator for basic earnings per share – weighted average shares	47,224	46,586	46,915	46,578
Effect of Dilutive Securities:
Stock options and non-vested stock	76	71	71	64
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	47,300	46,657	46,986	46,642
Basic earnings per common share attributable to common shareholders	$0.78	$3.00	$2.34	$4.62
Diluted earnings per common share attributable to common shareholders	$0.78	$2.99	$2.34	$4.61

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator:
Net income attributable to common unitholders	$37,095	$140,002	$109,984	$215,198
Net income attributable to unvested restricted units	(66)	(272)	(65)	(136)
Net income attributable to outstanding units	$37,029	$139,730	$109,919	$215,062
Denominator:
Denominator for basic earnings per unit – weighted average units	47,224	46,586	46,915	46,578
Effect of Dilutive Securities:
Stock options and non-vested stock	76	71	71	64
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	47,300	46,657	46,986	46,642
Basic earnings per common unit attributable to common unitholders	$0.78	$3.00	$2.34	$4.62
Diluted earnings per common unit attributable to common unitholders	$0.78	$2.99	$2.34	$4.61

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 92,123 unvested restricted shares for the three months ended September 30, 2020, and 73,816 unvested restricted shares for the three months ended September 30, 2019, because their effect would be antidilutive. Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 102,714 unvested restricted shares for the nine months ended September 30, 2020, and 76,565 unvested restricted shares for the nine months ended September 30, 2019, because their effect would be antidilutive.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the nine months ended September 30, 2020:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2019	$467	$2,376,723	$(238,338)	$(5,958)	$2,132,894
Net proceeds from issuance of common stock	2	21,464	—	—	21,466
Earned portion of non-vested stock	—	1,124	—	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	5,542	—	5,542
Net income attributable to common shareholders	—	—	36,433	—	36,433
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(49,969)	—	(49,969)
Balance March 31, 2020	469	2,399,311	(246,332)	(5,729)	2,147,719
Earned portion of non-vested stock	—	1,071	—	—	1,071
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,609)	—	(2,609)
Net income attributable to common shareholders	—	—	36,457	—	36,457
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(50,186)	—	(50,186)
Balance June 30, 2020	469	2,400,382	(262,670)	(5,500)	2,132,681
Net proceeds from issuance of common stock	13	134,213	—	—	134,226
Earned portion of non-vested stock	—	1,107	—	—	1,107
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,948)	—	(2,948)
Purchases of equity in consolidated subsidiary from noncontrolling interests	—	(2,300)	—	—	(2,300)
Net income attributable to common shareholders	—	—	37,095	—	37,095
Amortization of terminated hedge included in AOCL	—	—	—	230	230
Dividends	—	—	(50,203)	—	(50,203)
Balance September 30, 2020	$482	$2,533,402	$(278,726)	$(5,270)	$2,249,888

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the nine months ended September 30, 2019:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2018	$466	$2,372,157	$(308,011)	$(6,875)	$2,057,737
Earned portion of non-vested stock	—	1,396	—	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(294)	—	(294)
Net income attributable to common shareholders	—	—	34,454	—	34,454
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,631)	—	(46,631)
Balance March 31, 2019	466	2,373,553	(320,482)	(6,646)	2,046,891
Issuance of non-vested stock	1	—	—	—	1
Earned portion of non-vested stock	—	839	—	—	839
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(150)	—	(150)
Net income attributable to common shareholders	—	—	40,742	—	40,742
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,632)	—	(46,632)
Balance June 30, 2019	467	2,374,392	(326,522)	(6,417)	2,041,920
Exercise of stock options	—	469	—	—	469
Earned portion of non-vested stock	—	955	—	—	955
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(1,606)	—	(1,606)
Net income attributable to common shareholders	—	—	140,002	—	140,002
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(46,651)	—	(46,651)
Balance September 30, 2019	$467	$2,375,816	$(234,777)	$(6,188)	$2,135,318

On June 14, 2018, the Company entered into a continuous equity offering program (“Equity Program”) with multiple sales agents, pursuant to which the Company may sell up to $300 million in aggregate offering price of shares of the Company’s common stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program.

During the nine-month period ended September 30, 2020, the Company issued 1,475,949 shares of common stock under the Equity Program at a weighted average issue price of $106.64 per share, generating net proceeds of $155.8 million after deducting $1.6 million of sales commissions paid to the sales agents, as well as other expenses of $0.2 million. The Company used such proceeds primarily to fund a portion of the acquisition of the 31 storage facilities during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, the Company did not issue any shares of common stock under the Equity Program.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the nine months ended September 30, 2020 or during 2019.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the nine months ended September 30, 2020 and 2019.

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the nine months ended September 30, 2020:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2019	$21,594	$2,117,258	$(5,958)	$2,132,894
Net proceeds from issuance of Operating Partnership Units	212	21,254	—	21,466
Earned portion of non-vested stock	11	1,113	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	5,542	—	5,542
Net income attributable to common unitholders	366	36,067	—	36,433
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(502)	(49,467)	—	(49,969)
Balance March 31, 2020	21,683	2,131,765	(5,729)	2,147,719
Earned portion of non-vested stock	11	1,060	—	1,071
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,609)	—	(2,609)
Net income attributable to common unitholders	366	36,091	—	36,457
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(504)	(49,682)	—	(50,186)
Balance June 30, 2020	21,558	2,116,623	(5,500)	2,132,681
Net proceeds from issuance of Operating Partnership Units	1,342	132,884	—	134,226
Earned portion of non-vested stock	12	1,095	—	1,107
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,948)	—	(2,948)
Purchases of equity in consolidated subsidiary from noncontrolling interests	(23)	(2,277)	—	(2,300)
Net income attributable to common unitholders	373	36,722	—	37,095
Amortization of terminated hedge included in AOCL	2	(2)	230	230
Distributions	(505)	(49,698)	—	(50,203)
Balance September 30, 2020	$22,759	$2,232,399	$(5,270)	$2,249,888

The following is a reconciliation of the changes in total partners’ capital for the nine months ended September 30, 2019:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2018	$20,816	$2,043,796	$(6,875)	$2,057,737
Earned portion of non-vested stock	14	1,382	—	1,396
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(294)	—	(294)
Net income attributable to common unitholders	347	34,107	—	34,454
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,162)	—	(46,631)
Balance March 31, 2019	20,710	2,032,827	(6,646)	2,046,891
Earned portion of non-vested stock	9	831	—	840
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(150)	—	(150)
Net income attributable to common unitholders	409	40,333	—	40,742
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,163)	—	(46,632)
Balance June 30, 2019	20,661	2,027,676	(6,417)	2,041,920
Exercise of stock options	4	465	—	469
Earned portion of non-vested stock	10	945	—	955
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	1	—	—
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(1,606)	—	(1,606)
Net income attributable to common unitholders	1,408	138,594	—	140,002
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(469)	(46,182)	—	(46,651)
Balance September 30, 2019	$21,615	$2,119,891	$(6,188)	$2,135,318

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

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of September 30, 2020. At September 30, 2020 and December 31, 2019, the Company’s aggregate right-of-use assets total $20.6 million and $20.2 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at September 30, 2020 and December 31, 2019 total $20.2 million and $19.9 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.5 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 11.7 years and 4.66%, respectively.

At September 30, 2020, the Company has approximately $26.6 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2020	$449
2021	2,388
2022	2,388
2023	2,388
2024	2,374
Thereafter	16,583
Total	$26,570

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at September 30, 2020 is the result of the impact of the discount rate on future minimum lease payments.

At September 30, 2020, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of $37.9 million. On November 5, 2020, the Company completed the acquisition of one of these self-storage facilities for a purchase price of $13.7 million. The purchases of the remaining two facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At March 31, 2020, the Company was under contract to sell one of its self-storage facilities for $19.0 million. The sale of this self-storage facility did not occur and the Company is no longer under contract to sell this self-storage facility at September 30, 2020.

At September 30, 2020, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $16.0 million under these contracts in 2020 and 2021.

17. SUBSEQUENT EVENTS

On October 1, 2020, the Company declared a quarterly dividend of $1.07 per common share. The dividend was paid on October 26, 2020 to shareholders of record on October 13, 2020. The total dividend paid amounted to $52.0 million.

As further discussed in Note 6, the Company paid off a $100 million term note on October 9, 2020.

Subsequent to September 30, 2020, the Company entered into contracts to acquire five self-storage facilities for an aggregate purchase price of $59.6 million. The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

As discussed in Note 16, on November 5, 2020, the Company acquired a self-storage facility for a purchase price of $13.7 million.

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

Although the COVID-19 global health crisis had an adverse effect on the Company’s financial results in the second quarter of 2020, some of those metrics have returned to normal levels or improved in the third quarter of 2020. While same store move-ins decreased in April, same store move-ins from May through September have exceeded 2019 levels, although at reduced rental rates. Beginning in April 2020, the Company suspended all auction activity in response to the COVID-19 global health crisis. While auctions have been reinstituted in virtually all markets, there are still a few markets where the Company is prohibited from resuming normal auction activity. The net impact of this activity resulted in an increase in same store occupancy from 90.3% at September 30, 2019 to 93.2% at September 30, 2020. However, the reduction in move-out volumes may be temporary or even reverse to the extent that our customers are influenced by any governmental stay-at-home orders and the delay in our auction process resulting from the COVID-19 global health crisis. Had we not curtailed our auction process, we estimate that same store occupancy would have been approximately 92.5% at September 30, 2020. During the three months ended September 30, 2020, the Company’s collections of rental income returned to pre-COVID-19 levels. Additionally, earlier in 2020 we curtailed our tenant increase program and experienced a degradation of street rates. Such street rates have improved since the second quarter of 2020, although they remain slightly below prior year same store levels at September 30, 2020. While we reinstitute our auction process and tenant rate increase program in the second half of 2020, we are unable to predict the full magnitude and duration of the impact that the COVID-19 global health crisis will have on our business. Same store move-ins in October 2020 were approximately 7.6% higher than in October 2019 and same store move-outs in October 2020 were 4.4% higher than in October 2019. Same store occupancy at October 31, 2020 was 93.2% as compared to 90.3% at October 31, 2019. Had we not curtailed our auction process, we estimate same store occupancy would have been approximately 92.8% at October 31, 2020.

In addition to the financial impact, we are currently monitoring the impact on our operations. The self-storage industry currently qualifies as “essential” business under all applicable business closure orders. While our stores generally remain open, the Company had temporarily closed the offices at a few of our self-storage facilities that were most significantly impacted by COVID-19 and we have implemented measures to reduce the exposure of our people and our customers at those offices that remain open. As of the date of this report, all of our facilities that had been temporarily impacted are now open. Additionally, we continue to encourage the use of technologies such as our “Rent Now” online rental platform which allows a customer to select and rent a self-storage unit without any face-to-face interaction.

The COVID-19 global health crisis continues to affect the Company’s operations into the fourth quarter of 2020 and may continue to do so indefinitely thereafter.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2020 THROUGH SEPTEMBER 30, 2020, COMPARED TO THE PERIOD JULY 1, 2019 THROUGH SEPTEMBER 30, 2019

We recorded rental revenues of $136.0 million for the three months ended September 30, 2020, an increase of $7.4 million or 5.8% when compared to rental revenues of $128.6 million for the same period in 2019. This increase in rental revenue is being driven by a $1.5 million, or 1.2%, increase in rental revenues at the 515 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 515 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 230 basis point increase in average occupancy, partially offset by a 2.4% decrease in rental income per square foot. Also affecting the overall increase in rental revenues was an increase of $5.9 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2019 and 2020, partially offset by stores sold in 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $3.3 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily as a result of increased management fees earned as a result of an increase in managed properties and increased revenues related to the Company’s tenant insurance program.

Property operations and maintenance expenses increased $4.0 million or 12.4% in the three months ended September 30, 2020 compared to the same period in 2019. Expenses related to the 515 core properties considered in the same store pool remained fairly consistent at an increase of $0.1 million or 0.6% resulting from the impact of the Company’s investments in technology such as our online rental platform “Rent Now” which has enabled the Company to operate more efficiently, offset by increased internet marketing expense. Same store payroll, repairs and maintenance, utilities, advertising and office and other operating expenses all decreased during the three months ended September 30, 2020 as compared to the same period in 2019 due to the Company’s focus on efficiencies. The overall increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool along with $1.5 million of expenses incurred during the three months ended September 30, 2020 due to damages and customer reinsurance claims resulting from the impact of a hurricane on two of our self-storage facilities. Real estate tax expense increased $1.6 million during the three months ended September 30, 2020 as compared to the same period in 2019. The 515 core properties considered in the same store pool experienced a 6.4% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $0.6 million from stores not included in the same store pool.

Net operating income increased $5.1 million or 5.2% resulting from a 0.4% increase in our same store net operating income coupled with an increase of $4.7 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended September 30, 2020 and 2019.

	Three Months ended September 30,
(dollars in thousands)	2020	2019
Net income	$37,288	$140,746
General and administrative	13,369	11,554
Payments for rent	—	75
Depreciation and amortization	33,018	26,854
Gain on sale of storage facilities	-	(100,222)
Interest expense	20,544	19,760
Interest income	(8)	(289)
Equity in income of joint ventures	(1,829)	(1,175)
Net operating income	$102,382	$97,303
Net operating income
Same store	$84,303	$83,949
Other stores, tenant reinsurance related income and management fee income	18,079	13,354
Total net operating income	$102,382	$97,303

Our 2020 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 515 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2020	2019	Change
Same store rental income	$124,614	$123,162	1.2%
Same store other operating income	1,781	1,764	1.0%
Total same store operating income	126,395	124,926	1.2%
Payroll and benefits	9,218	9,460	(2.6)%
Real estate taxes	16,209	15,241	6.4%
Utilities	4,085	4,359	(6.3)%
Repairs and maintenance	3,564	3,583	(0.5)%
Office and other operating expenses	3,751	3,817	(1.7)%
Insurance	1,466	1,478	(0.8)%
Advertising	62	113	(45.1)%
Internet marketing	3,737	2,926	27.7%
Total same store operating expenses	42,092	40,977	2.7%
Same store net operating income	$84,303	$83,949	0.4%

			Change
Quarterly same store move ins	55,365	49,859	5,506
Quarterly same store move outs	51,043	55,325	(4,282)

We believe the increase in same store move ins was due to demand from housing transactions that were delayed earlier in 2020, increased demand from customers needing space to work from home, and a reduction in our asking rates for most of the third quarter of 2020 as a result of our response to the COVID-19 global health crisis. We believe the decrease in same store move outs was a result of customers increasing their length of stay, as a result of the COVID-19 stay-at-home orders, and as a result of a delay in auction activity on past due accounts as a result of various state regulations.

General and administrative expenses for the three months ended September 30, 2020 increased $1.8 million or 15.7% when compared with the three months ended September 30, 2019. This increase was primarily driven by an increase in home office personnel related costs to support the growth in stores and a $0.5 million increase in income tax expense at our taxable REIT subsidiaries as a result of increased activity.

Depreciation and amortization expense increased to $33.0 million in the three months ended September 30, 2020 from $26.9 million in the same period in 2019 as a result of depreciation and customer list amortization related to those properties acquired in 2020 and 2019, along with increased depreciation on self-storage facilities identified for replacement during the three months ended September 30, 2020.

Total interest expense increased $0.8 million in the three months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of increased outstanding debt balances in 2020 as compared to 2019.

FOR THE PERIOD JANUARY 1, 2020 THROUGH SEPTEMBER 30, 2020, COMPARED TO THE PERIOD JANUARY 1, 2019 THROUGH SEPTEMBER 30, 2019

We recorded rental revenues of $393.7 million for the nine months ended September 30, 2020, an increase of $12.1 million or 3.2% when compared to rental revenues of $381.6 million for the same period in 2019. Of this increase in rental revenue, $2.5 million resulted from a 0.7% increase in rental revenues at the 515 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 515 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 70 basis point increase in average occupancy, partially offset by a 0.8% decrease in rental income per square foot. The remaining increase of $9.6 million was a result of stores not included in the same store pool, primarily those acquired in 2019 and 2020 partially offset by stores sold in 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $11.0 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily as a result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due primarily to the change in the Company’s tenant insurance program effective April 1, 2019.

Property operations and maintenance expenses increased $4.5 million or 4.6% in the nine months ended September 30, 2020 compared to the same period in 2019. Expenses related to the 515 core properties considered in the same store pool decreased by $2.7 million or 3.4% as a result of the impact of the Company’s investments in technology such as our online rental platform “Rent Now” which has enabled the Company to operate more efficiently. Further, same store payroll, repairs and maintenance, utilities, and other operating expenses all decreased during the nine months ended September 30, 2020 as compared to the same period in 2019 due to the Company’s focus on efficiencies. The overall increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool along with $1.5 million of expenses incurred during the nine months ended September 30, 2020 due to damages and customer reinsurance claims resulting from the impact of a hurricane on two of our self-storage facilities, and increases in expenses related to tenant reinsurance due to the change in the Company’s tenant insurance program effective April 1, 2019. Real estate tax expense increased $4.3 million during the nine months ended September 30, 2020 as compared to the same period in 2019. The 515 core properties considered in the same store pool experienced a 6.0% increase in property taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $1.6 million from stores not included in the same store pool.

Net operating income increased $14.3 million or 5.1% resulting from a 0.8% increase in our same store net operating income along with an increase of $12.3 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the nine months ended September 30, 2020 and 2019.

	Nine Months ended September 30,
(dollars in thousands)	2020	2019
Net income	$110,560	$216,346
General and administrative	38,498	34,401
Payments for rent	—	358
Depreciation and amortization	90,335	79,239
Gain on sale of storage facilities	—	(100,222)
Gain on sale of real estate	(302)	(1,076)
Interest expense	61,056	56,339
Interest income	(14)	(340)
Equity in income of joint ventures	(3,915)	(3,095)
Net operating income	$296,218	$281,950
Net operating income
Same store	$243,549	$241,594
Other stores, tenant reinsurance related income and management fee income	52,669	40,356
Total net operating income	$296,218	$281,950

Our 2020 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results. We believe that same store results are meaningful measures to investors in evaluating our operating performance because, given the acquisitive nature of the industry, same store results provide information about the overall business after removing the results from those properties that were not consistent from year-to-year. Additionally, same store results are widely used in the real estate industry and the self-storage industry to measure performance. Same store results should be considered in addition to, but not as a substitute for, consolidated results in accordance with GAAP. The following table sets forth operating data for our 515 same store properties. These results provide information relating to property operating changes without the effects of acquisitions.

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2020	2019	Change
Same store rental income	$363,209	$360,660	0.7%
Same store other operating income	4,641	5,155	(10.0)%
Total same store operating income	367,850	365,815	0.6%
Payroll and benefits	27,879	29,353	(5.0)%
Real estate taxes	48,436	45,697	6.0%
Utilities	10,738	11,699	(8.2)%
Repairs and maintenance	10,801	12,692	(14.9)%
Office and other operating expenses	10,838	11,696	(7.3)%
Insurance	4,407	4,431	(0.5)%
Advertising	186	708	(73.7)%
Internet marketing	11,016	7,945	38.7%
Total same store operating expenses	124,301	124,221	0.1%
Same store net operating income	$243,549	$241,594	0.8%

			Change
Year-to-date same store move ins	152,499	148,987	3,512
Year-to-date same store move outs	135,953	147,009	(11,056)

We believe the increase in same store move ins was due to demand from housing transactions, increased demand from customers needing space to work from home, and a reduction in our asking rates and an increase in incentives offered in the second quarter of 2020 as a result of our response to the COVID-19 global health crisis. We believe the decrease in same store move outs was a result of customers increasing their length of stay and as a result of the COVID-19 global health crisis.

General and administrative expenses for the nine months ended September 30, 2020 increased $4.1 million or 11.9% when compared with the nine months ended September 30, 2019. This increase was primarily driven by increased personnel costs to support the growth in stores, a $1.7 million cost reduction in the second quarter of 2019 relating to the finalization of a legal settlement which did not recur in 2020, $0.8 million of legal costs incurred related to a legal settlement in 2020, and a $0.9 million increase in income tax expense at our taxable REIT subsidiaries as a result of increased activity.

Depreciation and amortization expense increased to $90.3 million in the nine months ended September 30, 2020 from $79.2 million in the same period in 2019 as a result of depreciation and customer list amortization related to those properties acquired in 2020 and 2019.

Total interest expense increased $4.7 million in the nine months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of increased outstanding debt balances in 2020 as compared to 2019.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income attributable to common shareholders	$37,095	$140,002	$109,984	$215,198
Net income attributable to noncontrolling interests in the Operating Partnership	193	744	576	1,148
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	32,417	26,269	88,557	77,797
Depreciation and amortization from unconsolidated joint ventures	1,024	1,598	4,502	4,468
Gain on sale of storage facilities	—	(100,222)	—	(100,222)
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(367)	(360)	(1,060)	(1,055)
Funds from operations available to common shareholders	$70,362	$68,031	$202,559	$197,334

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

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2020, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2020, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $211.7 million and $200.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in operating cash flows in the 2020 period compared to the 2019 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $449.5 million and $230.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash used in investing activities in the 2020 period compared to the 2019 period was primarily due to the increased volume of acquisitions in 2020 as compared to the same period in 2019, partially offset by increased return of investment in unconsolidated joint ventures in 2020 along with a reduction in expansions, enhancements and other capital expenditures in 2020. Additionally, the Company received net proceeds of $207.6 million from the sale of real estate during the nine months ended September 30, 2019 which did not recur during the nine months ended September 30, 2020.

Cash provided by financing activities was $331.5 million and $38.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily a result of (1) the sale of 1,475,949 shares of common stock under the Company’s continuous equity offering program during the nine months ended September 30, 2020 resulting in net proceeds of $155.6 million, (2) the issuance of $400 million of senior notes during the nine months ended September 30, 2020 as compared to the issuance of $350 million in senior notes during the nine months ended September 30, 2019, and (3) the repayment of $100 million of term notes during the nine months ended September 30, 2019.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the nine months ended September 30, 2020, the Company acquired 31 self-storage facilities comprising 2.5 million square feet in California (6), Florida (3), Georgia (1), New Jersey (6), Ohio (6), Pennsylvania (4), and Texas (5) from three of the Company’s unconsolidated joint ventures for a total purchase price of $419.6 million, which is net of the Company’s equity in the profit from the sales. The weighted average capitalization rate for these acquisitions was 5.3%. As discussed further in Note 5 and Note 10, the Company holds ownership interests in the joint ventures from which the self-storage facilities were acquired.

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

We may acquire additional stabilized or newly constructed properties in 2020, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. At September 30, 2020, the Company was under contract to acquire three self-storage facilities for an aggregate purchase price of $37.9 million. On November 5, 2020, the Company completed the acquisition of one of these self-storage facilities for a purchase price of $13.7 million. The purchases of the remaining two facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired. Additionally, subsequent to September 30, 2020, the Company entered into contracts to acquire five self-storage facilities for an aggregate purchase price of $59.6 million. The purchases of these facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

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

In the nine months ended September 30, 2020, we added 396,000 square feet to existing properties for a total cost of approximately $31.7 million. We plan to complete a total of $9 million to $14 million of expansions and enhancements to our existing facilities in 2020, of which $11.4 million was paid as of September 30, 2020. Total expansions and expansions expected to be completed in 2020 of $41 million to $46 million is a reduction from our original plan to complete $55 million to $65 million of expansions and enhancements to our existing facilities in 2020 as certain projects have been delayed as a result of the impact of the COVID-19 global health crisis.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the nine months ended September 30, 2020, we invested approximately $12.2 million in such improvements and we expect to invest approximately $9 million to $12 million for the remainder of 2020.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2020, 243,966 Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We do not carry any unsecured floating rate debt at September 30, 2020. Therefore, based on our outstanding debt balances at September 30, 2020, a 100 basis point increase in interest rates would not have an effect on our annual interest expense. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2020. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2020.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2020. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes our purchases of our common stock from August 2, 2017 through September 30, 2020.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Approx. dollar value of shares that may yet be purchased under the plans or programs (1)
August 2, 2017 - August 31, 2017	92,150	$72.98	92,150	$193,274,647
September 1, 2017 - September 30, 2017	20,404	73.94	20,404	191,765,955
October 1, 2017 - December 31, 2017	—	—	—	—
January 1, 2018 - December 31, 2018	—	—	—	—
January 1, 2019 - December 31, 2019	—	—	—	—
January 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - June 30, 2020	—	—	—	—
July 1, 2020 - September 30, 2020	—	—	—	—
Total	112,554	73.16	112,554	$191,765,955
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

Prior to enactment of the CARES Act, deductions for NOL carryforwards were limited to 80% of taxable income (before deduction) and NOL carrybacks had been eliminated. The CARES Act temporarily suspends the taxable income limit for NOLs for all taxable years beginning before January 1, 2021, thereby permitting taxpayers to use NOLs to fully offset taxable income (although as a REIT, we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends-paid deduction). In addition, for taxable years beginning after December 31, 2017 and before January 1, 2021, the CARES Act generally permits taxpayers to carry back their NOLs to each of the five years preceding the taxable year of the loss. Although REITs may not carryback their NOLs, any of our taxable REIT subsidiaries may carryback their NOLs arising in 2018, 2019, and 2020 to the five years preceding the taxable year of the loss.

Under the applicable Treasury Regulations and administrative guidance, withholding under Foreign Account Tax Compliance Act (“FATCA”) generally applies to payments of dividends on our capital stock and interest on our debt securities. While withholding under FATCA would have applied also to payments of gross proceeds from the sale or other disposition of such stock or debt securities on or after January 1, 2019, proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. Because we may not know the extent to which a distribution is a dividend for U.S. federal income tax purposes at the time it is made, for purposes of these withholding rules we may treat the entire distribution as a dividend. Prospective investors should consult their tax advisors regarding the potential application of withholding under FATCA to their investment in our capital stock or our notes.

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

101

The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form    10-Q for the quarter ended September 30, 2020, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019;

(iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019;

(iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 6, 2020

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 6, 2020

Date