Form 10-K
period 2020-12-31
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2021-02-23
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Life Storage, Inc.	☒
Life Storage LP	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Life Storage, Inc.	Yes ☐ No ☒
Life Storage LP	Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the Common Stock held by non-affiliates of Life Storage, Inc. was approximately $4,454,906,353 (based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2020). As of February 17, 2021, 75,462,246 shares of Common Stock, $.01 par value per share, were outstanding.

As of June 30, 2020, the aggregate market value of the limited partnership units (the “OP Units”) held by non-affiliates of Life Storage LP was $23,164,572 (based on the closing price of the Common Stock of Life Storage, Inc. on the New York Stock Exchange on June 30, 2020). (For this calculation, the market value of all OP Units beneficially owned by Life Storage, Inc. has been excluded.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrants’ fiscal year ended December 31, 2020.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.6% ownership interest therein as of December 31, 2020. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

All share and per share amounts and unit and per unit amounts for all years presented herein have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

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

Part I

When used in this discussion and elsewhere in this document, the words “intends,” “believes,” “expects,” “anticipates,” and similar expressions are intended to identify “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the effect of competition from new self-storage facilities, which would cause rents and occupancy rates to decline; risks associated with the COVID-19 global health crisis or similar events, including but not limited to (i) the impact to the health of our employees and/or customers, (ii) the negative impacts to the economy and to self-storage customers which could reduce the demand for self-storage or reduce our ability to collect rent, (iii) reducing or eliminating our ability to increase rents charged to our current or future customers, (iv) limiting our ability to collect rent from or evict past due customers, (v) we could see an increase in move-outs of longer-term customers due to the economic uncertainty and significant rise in unemployment resulting from the COVID-19 global health crisis which could lead to lower occupancies and reduced average rental rates as longer-term customers are replaced with new customers at lower rates, and (vi) potential negative impacts on cost and availability of debt and equity which could have a negative impact on our capital and growth plans; the Company’s ability to evaluate, finance and integrate acquired self-storage facilities into the Company’s existing business and operations; the Company’s ability to effectively compete in the industry in which it does business; the Company’s existing indebtedness may mature in an unfavorable credit environment, preventing refinancing or forcing refinancing of the indebtedness on terms that are not as favorable as the existing terms; interest rates may fluctuate, impacting costs associated with the Company’s outstanding floating rate debt; the Company’s ability to comply with debt covenants; any future ratings on the Company’s debt instruments; the regional concentration of the Company’s business may subject it to economic downturns in the states of Texas and Florida; the Company’s reliance on its call center; the Company’s cash flow may be insufficient to meet required payments of operating expenses, principal, interest and dividends; and tax law changes that may change the taxability of future income.

Item 1.	Business

The Company is a self-administered and self-managed real estate company that acquires, owns and manages self-storage properties. We refer to the self-storage properties in which we have an ownership interest, lease, and/or are managed by us as “Properties.” We began operations on June 26, 1995. We were formed to continue the business of our predecessor company, which had engaged in the self-storage business since 1985. At December 31, 2020, we had an ownership interest in and/or managed 927 self-storage properties in 31 states and Ontario, Canada. Among our 927 self-storage properties are 92 properties that we manage for unconsolidated joint ventures, 238 properties that we manage and have no ownership interest, and five properties that we lease. We believe we are the fifth largest operator of self-storage properties in the United States based on square feet owned and managed. Our Properties in the United States conduct business under the customer-friendly name Life Storage ®. In 2019, we began managing certain properties located in the province of Ontario, Canada, under the Bluebird Self Storage brand.

At December 31, 2020, the Parent Company owned a direct or indirect interest in 689 of the Properties through the Operating Partnership, which includes 597 wholly-owned properties and 92 properties owned by unconsolidated joint ventures. In total, we own a 99.6% economic interest in the Operating Partnership and unaffiliated third parties collectively own a 0.4% limited partnership interest at December 31, 2020. We believe that this structure, commonly known as an umbrella partnership real estate investment trust (“UPREIT”), facilitates our ability to acquire properties by using units of the Operating Partnership as currency. By utilizing interests in the Operating Partnership as currency in self-storage facility acquisitions, we may partially defer the seller’s income tax liability which in turn may allow us to obtain more favorable pricing.

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

According to the 2021 Self-Storage Almanac, of the estimated 49,000 core self-storage facilities in the United States (those properties identified as having self-storage operated as the core business at the address), approximately 21.4% are owned and/or managed by the 10 largest operators. This results in a highly fragmented industry as the remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow through acquisitions and/or third-party management platforms.

Property Management

We have over 35 years of experience acquiring, building, expanding and managing self-storage facilities, and the combined experience of our key personnel makes us one of the leaders in the industry. We employ the following strategies with respect to our property management:

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

•

We employ a Customer Care Center (call center) that services an average of 48,000 rental related inquiries per month. Our Sales Representatives answer incoming sales calls for all of our locations, 364 days a year, 24 hours a day. In addition, they respond to email inquiries and serve as overnight customer service agents to assist customers outside of regular office hours. The team undergoes continuous training and coaching in effective storage sales techniques and best practices in customer service, which we believe results in higher conversions of inquiries to rentals.

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

•

Approximately 54.3% of our self-storage space is comprised of units with temperature and/or humidity control capabilities which we market to corporate, retail and residential customers seeking storage solutions for valuable, sentimental, or otherwise sensitive items.

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

Corporate Customer Value Proposition:

We offer a differentiated corporate customer value proposition through Warehouse Anywhere. Warehouse Anywhere is Life Storage’s proprietary intelligent and technologically advanced warehousing solution that provides third-party logistics (3PL) through a forward deployed, unmanned model combining storage asset management with a proprietary inventory management application across a network of more than 12,000 Life Storage or partner facilities. Warehouse Anywhere also retrofits storage units in select Life Storage facilities to create micro-fulfillment centers that are equipped with needed infrastructure and technology to place e-commerce customers’ inventory and fulfillment orders from numerous online marketplaces and platforms. As a final mile delivery solution, Warehouse Anywhere gets our customers’ products closer to their customers, reduces logistics costs, increases inventory tracking accuracy and improves delivery time.

Ancillary Income:

We know that our over 500,000 customers require more than just a storage space. Knowing this, we offer a wide range of other products and services that fulfill their needs while providing us with ancillary income. Our Life Storage trucks are available for rent to our new and existing customers, as well as to non-customers. We also rent moving dollies and blankets, in addition to carrying a wide assortment of moving and packing supplies including boxes, tape, locks, and other essential items. For those customers who do not carry storage insurance, we make available renters insurance on which we earn income by providing reinsurance through a wholly owned subsidiary of the Company. We also receive incidental income from billboards and cell towers.

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

The Company did not sell any self-storage facilities in 2020. The Company had entered into an agreement on January 26, 2020 to sell one of its self-storage facilities for $19.0 million. The sale of this facility did not occur, and the Company is no longer under contract to sell this self-storage facility. During 2020, the Company’s unconsolidated joint ventures sold a total of 36 self-storage facilities, 32 of which were acquired by the Company.

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

The following sets forth certain financing activities during the year ended December 31, 2020:

On September 23, 2020, the Operating Partnership issued $400 million in aggregate principal amount of 2.200% unsecured senior notes due October 15, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at 0.476% discount to par value. Interest on the 2030 Senior Notes is payable semi-annually in arrears on each April 15 and October 15, commencing with April 15, 2021. The 2030 Senior Notes are fully and unconditionally guaranteed by the Parent Company.

On October 9, 2020, the Company paid off a $100 million term note which was originally due in 2021. In connection with this repayment, the Company was required to make a make-whole payment of $4.0 million as a result of paying off this term note prior to its maturity.

There were no amounts outstanding on the Company’s line of credit at December 31, 2020.

During 2020, the Company issued 4,091,666 shares of common stock under the Company’s continuous equity offering program at a weighted average issue price of $73.16, generating net proceeds of $296.0 million.

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

Employees

We currently employ a total of 2,078 employees, including 832 property managers, 52 area managers, and 898 associate managers and part-time employees. At our headquarters, in addition to our three senior executive officers, we employ 293 people engaged in various support activities, including accounting, human resources, customer care, and management information systems. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be excellent.

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our web site at http://www.lifestorage.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our Codes of Ethics and Charters of our Nominating, Governance and Corporate Responsibility Committee, Audit and Risk Management Committee, and Compensation and Human Capital Committee are available free of charge on our website at http://www.lifestorage.com .

Also, copies of our annual report and Charters of our committees will be made available, free of charge, upon written request to Life Storage, Inc., Attn: Investor Relations, 6467 Main Street, Williamsville, NY 14221.

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

We May Incur Problems with Our Real Estate Financing

Unsecured Credit Facility, Term Notes and Senior Notes. We have a line of credit and term note agreements with a syndicate of financial institutions and other lenders, along with senior debt of $1,800 million. This indebtedness is recourse to us and the required payments are not reduced if the economic performance of any of the properties declines. The facilities limit our ability to make distributions to our shareholders, except in limited circumstances.

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

Reduction in or Loss of Credit Rating. Certain of our debt instruments require us to maintain an investment grade rating from at least one, and in some cases two, debt ratings agencies. Should we receive a reduction in our credit rating from the agencies, the interest rate on our line of credit would increase by up to 0.50% and the interest rate on any bank term notes under our revolving credit facility (no principal outstanding at December 31, 2020) would increase by up to 0.65%. Should we fail to attain an investment grade rating from the agencies, the interest rate on our $175 million term note due 2024 would increase by 1.750%.

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

The Extent to Which the COVID-19 Global Health Crisis Will Adversely Affect Our Business, Results of Operations and Financial Condition is Uncertain

The COVID-19 global health crisis has affected many industries, including real estate, throughout the United States and worldwide, creating significant uncertainty and economic disruption. We have modified, and may further modify, our business practices in response to the COVID-19 global health crisis in an effort to protect our people and our customers. We may experience continued volatility in customer demand, constriction on our ability to increase rental rates, and/or restrictions on our ability to evict delinquent customers or to execute auctions related to delinquent customers. Additionally, the high unemployment and other adverse economic effects of the pandemic is having and likely will continue to have an adverse impact on many of our customers’ ability to afford their rent obligations. We may also experience a change in the move-out patterns of our longer-term customers resulting in reduced occupancy and/or reduced average rental rates as longer-term customers are replaced by new customers at lower rates.

We may experience a negative impact on our operations should the ability of our store-level employees to report to work be significantly impacted by the COVID-19 global health crisis. However, we believe that this risk is partially mitigated by the availability and capabilities of our “Rent Now” online rental platform.

Additionally, the COVID-19 global health crisis resulted in stay-at-home and social distancing requirements. Although such restrictions have begun to ease in many jurisdictions, we expect that various restrictions related to COVID-19 will continue to apply in many jurisdictions.

The extent to which COVID-19 will continue to affect our business and the magnitude of the impact on our results of operation and financial condition is difficult to predict, and will be driven primarily by the duration, spread and severity of the COVID-19 global health crisis itself, as well as the duration of the indirect economic impacts, all of which are uncertain. As a result, we are not able at this time to estimate the effect these factors will have on our business, but the adverse impact on our business could be material.

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

Our Tenant Reinsurance Program is Subject to Significant Governmental Regulation Which May Adversely Affect our Operating Results

Our tenant reinsurance program, which commenced April 1, 2019, is subject to significant government regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals; to promulgate, interpret, and implement regulations; and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulation or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined, penalized and/or suffer an adverse judgment, which could all adversely affect our business and results of operations.

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

Certain of our subsidiaries have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxed as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount, in addition to other limitations imposed on the deductibility of interest under the applicable tax law. In addition, if we receive or accrue certain amounts and the underlying economic arrangements between our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties.

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

The Tax Cuts and Jobs Act May Impact the Attractiveness of an Investment in our Stock in Ways Difficult to Anticipate

The Tax Cuts and Jobs Act (the “TCJA”) as amended by the Coronavirus Aid, Relief, and Economic Security Act, Public Law 116-136, as further amended by the Consolidated Appropriations Act, 2021, Public Law 116-260 (collectively, the “CARES Act”), significantly changed the U.S. federal income tax law applicable, and is generally for taxable years beginning after December 31, 2017. The TCJA reduced corporate and non-corporate income tax rates and changed numerous other provisions of the Code that may affect the taxation of REITs and their shareholders. These changes generally appear favorable to REITs; however, certain changes to the U.S. federal income tax laws pursuant to the TCJA (as amended by the CARES Act) could have a material and adverse effect on us. Some of these changes could reduce the relative competitive advantage of companies operating as REITs as opposed to companies not operating as REITs, including:

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

Many changes applicable to individual taxpayers are temporary – applying to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA (as amended by the CARES Act) makes numerous other changes to the tax law that do not affect REITs directly, but these changes could impact our shareholders and, therefore, could indirectly affect us.

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

Shareholders are urged to consult with their tax advisors about the TCJA, the Cares Act and any other regulatory or administrative developments and proposals with respect to taxes and their potential effect on investment in our stock.

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

We May Change the Dividend Policy for Our Common Stock in the Future

In 2020, our Board of Directors authorized and we declared quarterly common stock dividends of $0.7133 per share in January, April, July and October, for a total 2020 dividend per share annual rate of $2.85 per share. In addition, our Board of Directors authorized and we declared a quarterly common stock dividend of $0.74 per share in January 2021. We can provide no assurance that our Board of Directors will not reduce or eliminate entirely dividend distributions on our common stock in the future.

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

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of Texas and Florida

As of December 31, 2020, 302 of our 927 self-storage facilities are located in the states of Texas and Florida. For the year ended December 31, 2020, the facilities in Texas and Florida accounted for approximately 19% and 12% of store revenues, respectively. This concentration of business in Texas and Florida exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

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

At December 31, 2020, we held ownership interests in, leased, and/or managed a total of 927 Properties situated in 31 states and Ontario, Canada. Among our 927 self-storage properties are 92 properties that we manage for unconsolidated joint ventures of which we have varying percentage ownership interests. For additional information regarding unconsolidated joint ventures, see Note 11 to the Consolidated Financial Statements filed herewith.

Our Properties offer inexpensive, easily accessible, enclosed storage space to residential and commercial users on a month-to-month basis. Most of our Properties are fenced and well lighted with automated access systems and surveillance cameras. A majority of the Properties are single-story, thereby providing customers with the convenience of direct vehicle access to their storage spaces. Our Properties range in size from 11,000 to 194,000 net rentable square feet, with an average of approximately 73,000 net rentable square feet. The Properties generally are constructed of masonry or steel walls resting on concrete slabs and have standing seam metal, shingle, or tar and gravel roofs. Most Properties have a property manager on-site during business hours. Generally, customers have access to their storage space up to 15 hours a day, with 24-hour access in certain circumstances. Individual storage spaces are secured by a lock furnished by the customer to provide the customer with control of access to the space.

The following table provides certain information regarding the Properties in which we have an ownership interest, lease, and/or manage as of December 31, 2020:

	Number of Stores at December 31, 2020	Square Feet	Number of Spaces	Percentage of Store Revenue
Alabama	21	1,615,815	12,469	1.92%
Arizona	33	2,478,001	22,645	4.56%
California	35	3,248,983	28,939	5.93%
Colorado	12	848,089	7,540	1.47%
Connecticut	11	833,919	8,702	1.89%
Florida	121	8,448,997	83,879	12.42%
Georgia	51	3,668,323	32,287	5.01%
Illinois	44	3,380,727	32,819	5.85%
Kentucky	3	198,378	1,867	0.06%
Louisiana	56	4,877,353	41,722	5.01%
Maine	8	472,998	4,410	0.82%
Maryland	8	432,035	4,851	0.84%
Massachusetts	19	1,124,472	11,543	1.91%
Michigan	1	71,175	585	0.02%
Mississippi	15	1,119,153	8,462	1.58%
Missouri	21	1,448,592	12,856	1.92%
Nevada	24	1,814,767	15,274	3.41%
New Hampshire	11	789,236	6,995	1.31%
New Jersey	36	2,691,743	27,811	5.21%
New York	67	4,048,216	44,345	7.40%
North Carolina	32	2,060,617	19,656	2.29%
Ohio	27	1,898,397	16,185	2.22%
Oklahoma	1	78,245	1,075	0.00%
Ontario, Canada	9	697,448	7,049	0.67%
Pennsylvania	14	963,876	8,647	1.19%
Rhode Island	5	264,538	2,421	0.46%
South Carolina	20	1,362,809	12,719	1.65%
Tennessee	9	619,424	5,404	0.71%
Texas	181	13,687,705	114,897	18.92%
Virginia	26	1,975,416	18,334	2.60%
Washington	4	328,356	3,600	0.53%
Wisconsin	2	167,627	1,626	0.22%
Total	927	67,715,430	621,614	100.00%

At December 31, 2020, the Properties had an average occupancy of 85.1%, including the Company’s wholly owned self-storage facilities which had an average occupancy of 92.2%. For the quarter ended December 31, 2020, the Properties had an annualized rent per occupied square foot of $14.56, including the Company’s wholly owned self-storage facilities which had an annualized rent per occupied square foot of $14.69.

Item 3.	Legal Proceedings

Although we are party to various legal proceedings, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Item 4.	Mine Safety Disclosures

Not Applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange under the symbol “LSI”. As of February 17, 2021, there were approximately 507 holders of record of our Common Stock. These figures do not include common shares held by brokers and other institutions on behalf of shareholders.

We have paid quarterly dividends to our shareholders since our inception.

For federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gain, return of capital or a combination thereof. Distributions to shareholders for 2020 represent 80% ordinary income and 20% capital gain.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. We have not made any repurchases under such program since 2017, and up to approximately $191.8 million of the Company’s common stock may yet be purchased under such program. The program does not have an expiration date but may be suspended or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2020, with respect to equity compensation plans under which shares of the Company’s Common Stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders:
2015 Award and Option Plan (1)	225,578	$—	269,933
2009 Outside Directors’ Stock Option and Award Plan (2)	24,750	$52.09	—
2020 Outside Directors' Stock Award Plan	—	$—	139,280
Deferred Compensation Plan for Directors (3)	36,654	N/A	29,553
Equity compensation plans not approved by shareholders:	N/A	N/A	N/A

(1)

Includes the actual number of shares issued in January 2021 related to performance-based awards issued on December 29, 2017 (43,532) and the maximum number of shares (182,046) that could be issued as part of the performance-based awards issued in 2018, 2019 and 2020. The actual number of shares to be issued as part of the performance-based awards issued in 2018, 2019 and 2020 will be determined at the end of the three-year performance periods in 2021, 2022 and 2023, respectively. See Note 9 to our consolidated financial statements filed herewith.

(2)

The 2009 Outside Directors’ Stock Option and Award Plan expired on May 21, 2020 and was replaced by the 2020 Outside Directors’ Stock Award Plan. Therefore, no securities are available for future issuance under the 2009 Outside Directors’ Stock Option and Award Plan at December 31, 2020.

(3)

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

CORPORATE PERFORMANCE GRAPH

The following chart and line-graph presentation compares (i) the Company’s shareholder return on an indexed basis since December 31, 2015 with (ii) the S&P Stock Index and (iii) the National Association of Real Estate Investment Trusts (NAREIT) Equity Index.

CUMULATIVE TOTAL SHAREHOLDER RETURN

LIFE STORAGE, INC.

DECEMBER 31, 2015 - DECEMBER 31, 2020

	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020
S&P	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
NAREIT	$100.00	$108.52	$114.19	$108.91	$137.23	$126.25
LSI	$100.00	$82.39	$90.47	$98.78	$119.79	$137.64

The foregoing item assumes $100.00 invested on December 31, 2015, with dividends reinvested.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although the COVID-19 global health crisis had an adverse effect on the Company’s financial results in the second quarter of 2020, some of those metrics returned to normal levels or improved beginning in the third quarter of 2020. While same store move-ins decreased in April, same store move-ins from May through December exceeded 2019 levels, although at reduced rental rates for much of such period. Beginning in April 2020, the Company suspended all auction activity in response to the COVID-19 global health crisis. While auctions have been reinstituted in virtually all markets, there are still a few markets where the Company is prohibited from resuming normal auction activity. The net impact of this activity resulted in an increase in same store occupancy from 89.6% at December 31, 2019 to 92.9% at December 31, 2020. However, the reduction in move-out volumes may be temporary or even reverse to the extent that our customers are influenced by any governmental restrictions and the delay in our auction process resulting from the COVID-19 global health crisis. Had we not curtailed our auction process, we estimate that same store occupancy would have been approximately 92.7% at December 31, 2020. While the Company experienced a degradation in collections from customers during the second quarter of 2020, the Company’s collections of rental income returned to pre-COVID-19 levels during the second half of 2020. Additionally, earlier in 2020 we curtailed our tenant increase program and experienced a degradation of street rates. Such street rates have improved since the second quarter of 2020 and slightly exceed prior year same store levels as of December 31, 2020. While we reinstituted our auction process and tenant rate increase program in the second half of 2020, we are unable to predict the full magnitude and duration of the impact that the COVID-19 global health crisis will have on our business.

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

The COVID-19 global health crisis continues to affect the Company’s operations into the first quarter of 2021 and may continue to do so indefinitely thereafter.

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

o	Our “Rent Now” fully-digital rental platform allows customers to “skip the counter” by selecting a specific storage unit, completing the rental agreement and making their rental payment online;
o

Our truck move-in program, under which, at present, approximately 300 of our stores offer Life Storage trucks to assist our customers moving into their spaces, and also serve as a moving billboard further supporting our branding efforts;

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
•

We see our management business as a source of future acquisitions. We hold a minority interest in multiple joint ventures which hold a total of 92 properties that we manage. In addition, we manage 238 self-storage facilities for which we have no ownership. We may enter into additional management agreements and develop additional joint ventures in the future.

D.	Expanding and enhancing our existing stores:
•

Over the past five years we have undertaken a program of expanding and enhancing our Properties. In 2016, we added or converted to premium storage 398,000 square feet to existing Properties for a total cost of approximately $22.4 million; in 2017, we added or converted to premium storage 504,000 square feet to existing Properties for a total cost of approximately $35.2 million; in 2018, we added or converted to premium storage 390,000 square feet to existing Properties for a total cost of approximately $27.8 million; in 2019, we added or converted to premium storage 694,000 square feet to existing Properties for a total cost of approximately $58.1 million; and in 2020, we added or converted to premium storage 522,000 square feet to existing Properties for a total cost of approximately $41.4 million.

Supply and Demand / Operating Trends

We believe the supply and demand model in the self-storage industry is micro-market specific in that a majority of our business comes from within a five-mile radius of our stores. Suppressed economic conditions and a tight credit market environment resulted in a decrease in new supply on a national basis from 2010-2015, but the out-performance of the sector compared to other real estate asset classes has drawn new capital to self-storage. The Company experienced significant new competition in recent years, especially in its Texas markets, and expects moderate growth in new supply at least through 2021. Despite the inflow of additional properties, we have seen capitalization rates on quality stabilized acquisitions in the top 50 major metropolitan markets (expected annual return on investment) compress slightly at approximately 4.75% to 5.25%.

We have experienced annual same store sales increases each year for the past 11 years, subsequent to the economic recession of 2009. We feel our recent performance further supports the notion that the self-storage industry holds up well regardless of the prevailing economic landscape. Our performance in 2020 despite the ongoing affects of the COVID-19 global health crisis further supports this notion.

We believe the increase in same store move-ins in 2020 when compared to 2019 was due to demand from housing transactions, increased demand from customers needing space to work from home, and a reduction in our asking rates and an increase in incentives offered in the second quarter of 2020 as a result of our response to the COVID-19 global health crisis. We believe the decrease in same store move-outs over the same period was a result of customers increasing their length of stay and as a result of the COVID-19 global health crisis.

	2020	2019	Change
Same store move ins	199,200	193,099	6,101
Same store move outs	182,563	192,758	(10,195)
Difference	16,637	341	16,296

Although property taxes were kept in check through assessment challenges in 2020, elevated property tax increases are expected in the coming years. We expect same store expense growth resulting from increases in health costs, property insurance and property taxes in 2021, to be partially offset by operating efficiencies gained from leveraging technology. We believe the same store expense increases will be at manageable levels.

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

Assigning purchase price to assets acquired: Upon adoption of Accounting Standards Update 2017-01, most of our self-storage facility acquisitions, including all self-storage facility acquisitions in 2020 and 2019, do not meet the definition of business combinations and are therefore treated as asset acquisitions. As a result, the cost of acquired storage facilities is assigned primarily to land, land improvements, building, equipment, and in-place customer leases based on the relative fair values of these assets as of the date of acquisition. We use significant unobservable inputs in our determination of the fair values of these assets. The determination of these inputs involves judgments and estimates that can vary for each individual property based on various factors specific to the properties and the functional, economic and other factors affecting each property. The fair values of the acquired facilities are determined using financial projections and applicable capitalization rates. To determine the fair value of land, we use prices per acre derived from observed transactions involving comparable land in similar locations. To determine the fair value of buildings, equipment and improvements, we use current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and turnkey factor, economic profit and economic obsolescence considerations associated with these assets. The fair values of in-place customer leases are based on the rent that would be lost due to the amount of time required to replace existing customers which is based on our historical experience with market demand and turnover in our facilities.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements.

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

We recorded rental revenues of $539.6 million for the year ended December 31, 2020, an increase of $28.8 million or 5.6% when compared to 2019 rental revenues of $510.8 million. Of the change in rental revenue, $8.3 million of the increase resulted from a 1.7% increase in rental revenues at the 515 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 515 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2019, excluding stores not yet stabilized, the properties we sold in 2019, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 130 basis point increase in average occupancy, partially offset by a 0.6% decrease in rental income per square foot. Also contributing to the overall increase in rental revenues was an increase of $20.5 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2020 and 2019, partially offset by stores sold in 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $13.3 million for the year ended December 31, 2020 compared to 2019 primarily as the result of increased management fees earned as a result of an increase in managed properties and increased revenues related to the Company’s tenant reinsurance due primarily to the change in the Company’s tenant insurance program effective April 1, 2019.

Property operations and maintenance expenses increased $8.2 million or 6.3% in 2020 compared to 2019. The 515 core properties considered in the same store pool experienced a $1.4 million or 1.4% decrease in such expenses as a result of the impact of the Company’s investments in technology such as our “Rent Now” online rental platform which has enabled the Company to operate more efficiently. Further, same store payroll, repairs and maintenance, utilities, and other operating expenses all decreased in 2020 as compared to 2019 due to the Company’s focus on efficiencies. These same store decreases were offset by an increase in internet marketing costs used to drive move ins during the second and third quarters of 2020. The overall increase in property operations and maintenance expense is the result of the net activity of the stores not included in the same store pool along with $1.5 million of expenses incurred during 2020 due to damages and customer reinsurance claims resulting from the impact of a hurricane on two of our self-storage facilities, and an increase in expenses related to tenant reinsurance due to the change in the Company’s tenant insurance program effective April 1, 2019. Real estate tax expense increased $5.2 million or 8.1% in 2020 compared to 2019. The 515 core properties considered in the same store pool experienced a $1.9 million or 3.1% increase which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate expense increase, real estate taxes increased $3.3 million from the stores not included in the same store pool.

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

Same Store Summary

	Year ended December 31,		Percentage
(dollars in thousands)	2020	2019	Change
Same store rental income	$490,343	$482,006	1.7%
Same store other operating income	6,298	6,617	(4.8)%
Total same store operating income	496,641	488,623	1.6%
Payroll and benefits	37,761	38,864	(2.8)%
Real estate taxes	62,958	61,054	3.1%
Utilities	13,894	15,199	(8.6)%
Repairs and maintenance	15,579	16,582	(6.0)%
Office and other operating expenses	14,998	15,529	(3.4)%
Insurance	6,017	5,909	1.8%
Advertising	233	877	(73.4)%
Internet marketing	13,645	10,589	28.9%
Total same store operating expenses	165,085	164,603	0.3%
Same store net operating income	$331,556	$324,020	2.3%

Net operating income increased $28.6 million or 7.5% as a result of a 2.3% increase in our same store net operating income along with an increase of $21.1 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the 2020 and 2019 consolidated financial statements to NOI generated by our self-storage facilities during those years.

	Year ended December 31,
(dollars in thousands)	2020	2019
Net income	$152,360	$260,077
General and administrative	52,055	46,622
Payments for rent	—	358
Depreciation and amortization	122,925	107,130
Gain on sale of storage facilities	—	(104,353)
Gain on sale of real estate	(302)	(1,781)
Interest expense	86,015	76,430
Interest income	(19)	(342)
Equity in income of joint ventures	(4,838)	(4,566)
Net operating income	$408,196	$379,575
Net operating income
Same store	331,556	324,020
Other stores, tenant reinsurance related income and management fee income	76,640	55,555
Total net operating income	$408,196	$379,575

General and administrative expenses increased $5.4 million or 11.7% from 2019 to 2020. This increase was primarily driven by increased personnel costs to support the growth in stores, a $1.7 million cost reduction in the second quarter of 2019 relating to the finalization of a legal settlement which did not recur in 2020, and $0.8 million of costs incurred related to a legal settlement in 2020.

Depreciation and amortization expense increased to $122.9 million in 2020 from $107.1 million in 2019 as a result of depreciation and amortization related to self-storage facilities acquired in 2020 and 2019, paired with $5.8 million of additional depreciation expense in 2020 related to self-storage facilities that were identified for replacement.

Interest expense increased from $76.4 million in 2019 to $86.0 million in 2020 primarily as a result of increased outstanding debt balances in 2020 as compared to 2019 and a make whole payment of $4.0 million made in 2020 as part of the early repayment of $100 million of term notes.

The Company did not sell any properties in 2020. On July 2, 2019, the Company sold 32 non-strategic properties to an unrelated third-party and received net cash proceeds of $207.6 million, resulting in a gain of $100.2 million. The Company also recognized a gain of $4.1 million in 2019 related to a property that was sold during 2017 and subsequently leased by the Company through November 2019. These dispositions were not classified as discontinued operations since they did not meet the criteria for such classification under ASU 2014-08 guidance.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

We recorded rental revenues of $510.8 million for the year ended December 31, 2019, an increase of $8.3 million or 1.7% when compared to 2018 rental revenues of $502.5 million. Of the change in rental revenue, a $10.7 million increase resulted from a 2.3% increase in rental revenues at the 504 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 504 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2018, excluding stores not yet stabilized, the stores we sold in 2018 and 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 3.0% increase in rental income per square foot, partially offset by a 90 basis point decrease in average occupancy. The increase in same store rental revenues was offset by a decrease in rental revenues of $2.4 million primarily related to the stores sold in 2018 and 2019. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $15.6 million for the year ended December 31, 2019 compared to 2018 primarily as the result of increased management fees earned as a result of an increase in managed properties and increased revenues related to tenant reinsurance due primarily to the change in the Company’s tenant insurance program effective April 1, 2019.

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

Our 2019 same store results consist of only those properties that have been owned by the Company and included in our consolidated results since January 1, 2018, excluding stores not yet stabilized, the stores we sold in 2018 and 2019, six stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017. The impact of tenant reinsurance related items is excluded from same store results.

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

The following table reconciles NOI generated by our self-storage facilities to our net income presented in the 2019 and 2018 consolidated financial statements.

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

General and administrative expenses decreased $1.7 million or 3.5% from 2018 to 2019. The decrease was primarily due to the finalization of a legal settlement in 2019, partially offset by an increase in technology related expenses and the impact of the accelerated vesting of restricted stock awards and performance-based awards issued to the Company’s former Chief Executive Officer, David Rogers, in connection with his retirement from the Company effective March 1, 2019.

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

Reconciliation of Net Income to Funds From Operations

	For Year Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Net income attributable to common shareholders	$151,571	$258,699	$206,590	$96,365	$85,225
Net income attributable to noncontrolling interests in the Operating Partnership	789	1,378	968	444	398
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	120,512	105,107	100,528	125,580	115,531
Depreciation and amortization from unconsolidated joint ventures	5,814	6,195	5,107	4,296	2,595
(Gain) loss on sale of storage facilities	—	(104,353)	(56,398)	3,503	(15,270)
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(1,443)	(1,417)	(1,197)	(1,045)	(857)
Funds from operations available to common shareholders	$277,243	$265,609	$255,598	$229,143	$187,622

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 global health crisis impacted the cost of our debt and equity for a time during 2020 and may disrupt markets in the future. We expect to be able to maintain adequate liquidity as we manage through the current environment. While significant uncertainty exists as to the full impact of the COVID-19 global health crisis on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated by our operations, and our line of credit will be adequate to fund our operations. We will continue to actively monitor the potential impact of the COVID-19 global health crisis on our liquidity and capital resources.

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At December 31, 2020, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2020, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $299.0 million, $278.8 million, and $262.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increases in operating cash flows from 2019 to 2020 and from 2018 to 2019 were primarily due to an increase in net income as adjusted for non-cash depreciation and amortization expenses, gains on the sale of storage facilities and other non-cash items during these periods.

Cash used in investing activities was $576.0 million, $302.5 million, and $55.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The increase in cash used from 2019 to 2020 was the result of an increase in self-storage facility acquisition activity, partially offset by a $28.0 million return of investment in unconsolidated joint ventures and decreases in both capital spending and net proceeds from the sales of storage facilities in 2020. The increase in cash used in investing activities from 2018 to 2019 was the result of an increase in self-storage facility acquisition activity in 2019 as compare to 2018, an increase in capital spending on existing facilities, and an increase in the Company’s contributions to joint ventures, all partially offset by increased proceeds from the sales of self-storage facilities in conjunction with the Company’s recapitalization plan.

Cash provided by financing activities was $314.2 million and $31.2 million in 2020 and 2019, respectively. This increase in cash provided by finance activities was primarily the result of $296.0 million of net proceeds from the issuance of shares of common stock under the Company’s continuous equity offering program in 2020. Cash provided by financing activities was $31.2 million in 2019 compared to cash used in financing activities of $202.0 million in 2018. This increase in cash provided by financing activities was the result of the $350 million senior notes issued by the Company in 2019, partially offset by the repayment of a $100 million term note in 2019.

For the years 2018, 2019 and 2020, see Note 5 to the consolidated financial statements for details of the Company’s unsecured line of credit and term note activity, Note 6 to the consolidated financial statements for the Company’s mortgage activity and related details, and Note 12 to the consolidated financial statements for the Company’s equity activity.

Our line of credit facility and term notes have an investment grade rating from Standard and Poor’s (BBB) and Moody’s (Baa2).

Future acquisitions, our expansion and enhancement program, and share repurchases, if any, are expected to be funded with future cash flows from operations, draws on our line of credit, issuance of common and/or preferred stock, the issuance of unsecured term notes, sale of properties, and private placement solicitation of joint venture equity. Should the capital markets deteriorate, we may have to curtail acquisitions, our expansion and enhancement program, and any share repurchases.

CONTRACTUAL OBLIGATIONS

The following table summarized our contractual obligations:

	Payments due by period (in thousands)
Contractual obligations	Total	2021	2022-2023	2024-2025	2026 and thereafter
Term notes	2,175,000	—	—	175,000	2,000,000
Mortgages payable	37,777	493	8,052	29,126	106
Interest payments	530,515	78,926	157,097	140,480	154,012
Land leases	10,776	741	1,482	1,487	7,066
Expansion and enhancement contracts	24,033	24,033	—	—	—
Building leases	18,879	2,026	4,051	4,046	8,756
Retail space rent	5,005	2,393	2,612	—	—
Self-storage facility acquisitions	111,300	111,300	—	—	—
Total	$2,913,285	$219,912	$173,294	$350,139	$2,169,940

Interest payments include actual interest on fixed rate debt.

ACQUISITION OF PROPERTIES

In 2020, we acquired 40 self-storage facilities comprising 3.1 million square feet in California (8), Florida, (6), Georgia (1), Missouri (1), New Jersey (7), New York (1), Ohio (6), Pennsylvania (4), South Carolina (1), and Texas (5) for a total purchase price of $ 532.6 million. One of these acquired properties resulted from the Company acquiring the remaining 15% of a joint venture. Additionally, one of these facilities was managed by the Company prior for a third-party prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 5.0% on these purchases and capitalization rates ranged from 0.2% on more recently constructed facilities to 6.4% on mature facilities. In 2019, we acquired 30 self-storage facilities comprising 2.2 million square feet in Florida (4), Georgia (1), Maryland (5), Nevada (1), New York (1), New Jersey (2), North Carolina (1), Ohio (3), South Carolina (2), Tennessee (1), Texas (1), Virginia (5), and Washington (3) for a total purchase price of $429.4 million. One of these acquired properties resulted from the Company acquiring the remaining 60% of a joint venture. Additionally, one of these self-storage facilities was previously leased by the Company prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 2.5% on these purchases and capitalization rates ranged from 0% on recently constructed facilities to 5.6% on mature facilities. In 2018, we acquired eight self-storage facilities comprising 474,500 square feet in California (2), Florida (1), Georgia (1), Missouri (1), New Hampshire (1), and New York (2) for a total purchase price of $77.7 million. Two of these facilities were managed by the Company for third-parties prior to acquisition. Based on the trailing financial information of the entities from which the properties were acquired, the weighted average capitalization rate was 2.8% on these purchases and capitalization rates ranged from 0.0% on newly constructed facilities to 6.3% on mature facilities.

FUTURE ACQUISITION AND DEVELOPMENT PLANS

Our external growth strategy is to increase the number of facilities we own by acquiring suitable facilities in markets in which we already have operations, or to expand into new markets by acquiring several facilities at once in those new markets. We are actively pursuing acquisitions in 2021 and at December 31, 2020 we were under contract to acquire ten self-storage facilities for an aggregate purchase price of $111.3 million. During January 2021, the Company completed the acquisition of two of these self-storage facilities for an aggregate purchase price of $26.3 million. Also, on January 28, 2021, the Company entered into a contract to acquire two self-storage facilities for an aggregate purchase price of $39.3 million, and on February 19, 2021, the Company entered into a contract to acquire one self-storage facility from one of the Company’s unconsolidated joint ventures for an aggregate purchase price of $48.6 million. The purchases of these eleven self-storage facilities under contract are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In 2020, we added or converted to premium storage 522,000 square feet to existing Properties for a total cost of approximately $41.4 million. Although we do not expect to construct any new facilities in 2021, we do plan to complete $30 million to $40 million in expansions and enhancements to existing facilities of which $14.4 million was paid prior to December 31, 2020.

In 2020, the Company spent approximately $25.8 million for recurring capitalized expenditures including roofing, paving, and office renovations. We expect to spend $21 million to $26 million in 2021 on similar capital expenditures.

DISPOSITION OF PROPERTIES

The Company did not sell or otherwise dispose of any properties during 2020. During 2019, the Company sold 32 non-strategic properties in Louisiana (9), Mississippi (8), North Carolina (4), South Carolina (5), and Texas (6) to an unrelated third-party for net proceeds of $207.6 million, resulting in a gain on sale of approximately $100.2 million. During 2018, the Company sold 13 non-strategic properties in Arizona (2), Florida (1), North Carolina (1), Texas (8), and Virginia (1) for net proceeds of $100.5 million, which includes a $9.1 million investment retained in an unconsolidated joint venture, resulting in an aggregate gain on sale of approximately $56.4 million. Twelve of the self-storage facilities sold in 2018 were sold to an unconsolidated joint venture in which the Company has a 20% ownership interest.

As part of our ongoing strategy to improve overall operating efficiencies and portfolio quality, we may seek to sell additional Properties to third-parties or joint venture partners in 2021.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements consist of our investment in 19 self-storage joint ventures in which we have ownership interests ranging from 5% to 46%, as well as our investment in the entity that owns the building that houses our corporate office in which we have a 49% ownership. We account for our investments in these joint ventures using the equity method. The debt held by these unconsolidated real estate entities is secured by the real estate owned by these entities and is non-recourse to us. See Note 11 to our consolidated financial statements for additional details.

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

As a REIT, we must derive at least 95% of our total gross income from income related to real property, interest and dividends. In 2020, our percentage of revenue from such sources was approximately 97%, thereby passing the 95% test, and no special measures are expected to be required to enable us to maintain our REIT designation. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke our REIT election.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We do not carry any floating rate debt at December 31, 2020. Therefore, a 100 basis point increase in interest rates would not have an effect on our annual interest expense. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Storage, Inc. (the Parent Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Parent Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Parent Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

As described in Note 4 to the consolidated financial statements, during fiscal 2020, the Parent Company acquired 40 storage facilities for an aggregate purchase price of $532.6 million. The acquisitions of these facilities were accounted for as asset acquisitions.

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

February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life Storage LP (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

As described in Note 4 to the consolidated financial statements, during fiscal 2020, the Operating Partnership acquired 40 storage facilities for an aggregate purchase price of $532.6 million. The acquisitions of these facilities were accounted for as asset acquisitions.

Auditing the Operating Partnership’s accounting for its storage facility acquisitions involved a high degree of subjectivity due to the significant estimation required to determine the fair values of the assets acquired and liabilities assumed used to allocate costs of the storage facility acquisitions on a relative fair value basis. In particular, the fair value estimates were sensitive to assumptions such as prices per acre, capitalization rates and current replacement cost estimates, including adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Operating Partnership’s controls over the storage facility acquisition process. This included testing controls over management’s evaluation of the significant assumptions used to determine the fair values of the assets acquired and liabilities assumed.

To test the allocation of costs to the assets acquired and liabilities assumed, we involved our valuation specialists and performed audit procedures that included, among others, evaluating the Operating Partnership’s valuation methodologies and testing the significant assumptions used to determine the fair value of the assets acquired and liabilities assumed. We tested the completeness and accuracy of the underlying data by, among other things, recalculating the current replacement cost and comparing the adjustments for the age, condition, turnkey factor, economic profit, and economic obsolescence associated with the acquired assets to third-party sources on a test basis. We also compared significant assumptions, including prices per acre and capitalization rates to third-party sources such as recent land sales and industry publications. In addition, we compared the fair value for individual storage facilities acquired in portfolio acquisitions to recent comparable sales transactions.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2016.

Buffalo, New York

February 23, 2021

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2020	2019
Assets
Investment in storage facilities:
Land	$951,813	$884,235
Building, equipment, and construction in progress	4,378,510	3,865,238
	5,330,323	4,749,473
Less: accumulated depreciation	(873,178)	(756,333)
Investment in storage facilities, net	4,457,145	3,993,140
Cash and cash equivalents	54,400	17,458
Accounts receivable	15,464	12,218
Receivable from unconsolidated joint ventures	1,064	1,302
Investment in unconsolidated joint ventures	143,042	154,984
Prepaid expenses	8,326	7,771
Trade name	16,500	16,500
Other assets	31,907	29,591
Total Assets	$4,727,848	$4,232,964
Liabilities
Line of credit	$—	$65,000
Term notes, net	2,155,457	1,858,271
Accounts payable and accrued liabilities	112,654	103,942
Deferred revenue	17,416	11,699
Mortgages payable	37,777	34,851
Total Liabilities	2,323,304	2,073,763
Noncontrolling redeemable Operating Partnership Units at redemption value	26,446	26,307
Shareholders’ Equity
Common stock $.01 par value, 100,000,000 shares authorized, 74,211,920 shares outstanding at December 31, 2020 (70,013,899 at December 31, 2019)	495	467
Additional paid-in capital	2,671,311	2,376,723
Dividends in excess of net income	(288,667)	(238,338)
Accumulated other comprehensive loss	(5,041)	(5,958)
Total Shareholders’ Equity	2,378,098	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Equity	2,378,098	2,132,894
Total Liabilities and Shareholders’ Equity	$4,727,848	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
Revenues
Rental income	$539,554	$510,774	$502,474
Other operating income	77,217	63,965	48,376
Total operating revenues	616,771	574,739	550,850
Expenses
Property operations and maintenance	138,273	130,103	121,098
Real estate taxes	70,302	65,061	61,356
General and administrative	52,055	46,622	48,322
Payments for rent	—	358	565
Depreciation and amortization	122,925	107,130	102,530
Total operating expenses	383,555	349,274	333,871
Gain on sale of storage facilities	—	104,353	56,398
Gain on sale of real estate	302	1,781	718
Income from operations	233,518	331,599	274,095
Other income (expenses)
Interest expense	(86,015)	(76,430)	(70,672)
Interest income	19	342	13
Equity in income of joint ventures	4,838	4,566	4,122
Net income	152,360	260,077	207,558
Net income attributable to noncontrolling interest in the Operating Partnership	(789)	(1,378)	(968)
Net income attributable to common shareholders	$151,571	$258,699	$206,590
Earnings per common share attributable to common shareholders - basic	$2.13	$3.70	$2.96
Earnings per common share attributable to common shareholders - diluted	$2.13	$3.70	$2.96

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income	$152,360	$260,077	$207,558
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	917	712
Total comprehensive income	153,277	260,994	208,270
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(794)	(1,383)	(971)
Comprehensive income attributable to common shareholders	$152,483	$259,611	$207,299

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2018	69,828,333	$466	$2,363,171	$(327,727)	$(7,587)	$2,028,323
Exercise of stock options	107,409	—	2,976	—	—	2,976
Issuance of non-vested stock	47,818	—	—	—	—	—
Forfeiture of non-vested stock	(57,399)	—	—	—	—	—
Earned portion of non-vested stock	—	—	6,035	—	—	6,035
Stock option expense	—	—	7	—	—	7
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(32)	—	—	(32)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(1,037)	—	(1,037)
Net income attributable to common shareholders	—	—	—	206,590	—	206,590
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Change in fair value of derivatives, net of reclassifications	—	—	—	—	(205)	(205)
Dividends	—	—	—	(185,837)	—	(185,837)
Balance December 31, 2018	69,926,161	466	2,372,157	(308,011)	(6,875)	2,057,737
Exercise of stock options	9,750	—	376	—	—	376
Issuance of non-vested stock	80,180	1	(1)	—	—	—
Forfeiture of non-vested stock	(2,192)	—	—	—	—	—
Earned portion of non-vested stock	—	—	4,192	—	—	4,192
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(1)	—	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,455)	—	(2,455)
Net income attributable to common shareholders	—	—	—	258,699	—	258,699
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(186,571)	—	(186,571)
Balance December 31, 2019	70,013,899	467	2,376,723	(238,338)	(5,958)	2,132,894
Net proceeds from issuance of common stock	4,091,666	27	295,935	—	—	295,962
Issuance of non-vested stock	113,829	1	(1)	—	—	—
Forfeiture of non-vested stock	(7,474)	—	—	—	—	—
Earned portion of non-vested stock	—	—	4,559	—	—	4,559
Carrying value less than redemption value on redeemed noncontrolling interest	—	—	(264)	—	—	(264)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	—	—	(2,884)	—	(2,884)
Purchases of equity in consolidated subsidiary from noncontrolling interests	—	—	(5,641)	3,341	—	(2,300)
Net income attributable to common shareholders	—	—	—	151,571	—	151,571
Amortization of terminated hedge included in AOCL	—	—	—	—	917	917
Dividends	—	—	—	(202,357)	—	(202,357)
Balance December 31, 2020	74,211,920	$495	$2,671,311	$(288,667)	$(5,041)	$2,378,098

See notes to consolidated financial statements

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Operating Activities
Net income	$152,360	$260,077	$207,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,925	107,130	102,530
Amortization of debt issuance costs and bond discount	4,096	3,900	3,621
Gain on sale of storage facilities	—	(104,353)	(56,398)
Gain on sale of real estate	(302)	(1,781)	(718)
Equity in income of joint ventures	(4,838)	(4,566)	(4,122)
Distributions from unconsolidated joint ventures	14,098	10,165	8,561
Non-vested stock earned	4,559	4,192	6,035
Stock option expense	—	—	7
Deferred income taxes	496	1,328	1,386
Other	(210)	—	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(2,915)	(4,534)	(529)
Prepaid expenses	(247)	(356)	(415)
(Advances to) receipts from joint ventures	(95)	(81)	391
Accounts payable and other liabilities	4,787	5,295	(5,528)
Deferred revenue	4,252	2,426	(81)
Net cash provided by operating activities	298,966	278,842	262,298
Investing Activities
Acquisition of storage facilities, net of cash and restricted cash acquired	(520,943)	(393,298)	(72,603)
Improvements, equipment additions, and construction in progress	(56,397)	(90,995)	(67,397)
Net proceeds from the sale of storage facilities and other real estate	—	207,568	92,280
Return of investment in unconsolidated joint ventures	28,008	—	—
Investment in unconsolidated joint ventures	(26,383)	(25,659)	(7,718)
Loans to unconsolidated joint ventures	(35,850)	—	—
Loan payments received from unconsolidated joint ventures	35,850	—	—
Property deposits	(280)	(138)	(262)
Net cash used in investing activities	(575,995)	(302,522)	(55,700)
Financing Activities
Net proceeds from sale of common stock	295,962	376	2,976
Proceeds from line of credit	285,000	305,000	234,000
Repayment of line of credit	(350,000)	(331,000)	(248,000)
Proceeds from term notes, net of discount	398,096	348,166	—
Repayment of term notes	(100,000)	(100,000)	—
Debt issuance costs	(3,490)	(3,099)	(2,126)
Dividends paid - common stock	(202,357)	(186,571)	(185,837)
Distributions to noncontrolling interest holders	(1,047)	(993)	(865)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	(2,000)	—	—
Redemption of operating partnership units	(2,751)	(250)	(376)
Mortgage principal payments	(3,169)	(458)	(1,764)
Net cash provided by (used in) financing activities	314,244	31,171	(201,992)
Net increase in cash and restricted cash	37,215	7,491	4,606
Cash and restricted cash at beginning of period	21,556	14,065	9,459
Cash and restricted cash at end of period	$58,771	$21,556	$14,065
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$79,423	$73,378	$69,201
Cash paid for income taxes, net of refunds	$1,294	$1,625	$1,317

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except unit data)	2020	2019
Assets
Investment in storage facilities:
Land	$951,813	$884,235
Building, equipment, and construction in progress	4,378,510	3,865,238
	5,330,323	4,749,473
Less: accumulated depreciation	(873,178)	(756,333)
Investment in storage facilities, net	4,457,145	3,993,140
Cash and cash equivalents	54,400	17,458
Accounts receivable	15,464	12,218
Receivable from unconsolidated joint ventures	1,064	1,302
Investment in unconsolidated joint ventures	143,042	154,984
Prepaid expenses	8,326	7,771
Trade name	16,500	16,500
Other assets	31,907	29,591
Total Assets	$4,727,848	$4,232,964
Liabilities
Line of credit	$—	$65,000
Term notes, net	2,155,457	1,858,271
Accounts payable and accrued liabilities	112,654	103,942
Deferred revenue	17,416	11,699
Mortgages payable	37,777	34,851
Total Liabilities	2,323,304	2,073,763
Limited partners’ redeemable capital interest at redemption value (334,149 and 369,699 units outstanding at December 31, 2020 and December 31, 2019, respectively)	26,446	26,307
Partners’ Capital
General partner (745,461 and 703,837 units outstanding at December 31, 2020 and December 31, 2019, respectively)	24,045	21,594
Limited partners (73,466,459 and 69,310,062 units outstanding at December 31, 2020 and December 31, 2019, respectively)	2,359,094	2,117,258
Accumulated other comprehensive loss	(5,041)	(5,958)
Total Controlling Partners’ Capital	2,378,098	2,132,894
Noncontrolling interest in consolidated subsidiary	—	—
Total Partners’ Capital	2,378,098	2,132,894
Total Liabilities and Partners’ Capital	$4,727,848	$4,232,964

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars in thousands, except per unit data)	2020	2019	2018
Revenues
Rental income	$539,554	$510,774	$502,474
Other operating income	77,217	63,965	48,376
Total operating revenues	616,771	574,739	550,850
Expenses
Property operations and maintenance	138,273	130,103	121,098
Real estate taxes	70,302	65,061	61,356
General and administrative	52,055	46,622	48,322
Payments for rent	—	358	565
Depreciation and amortization	122,925	107,130	102,530
Total operating expenses	383,555	349,274	333,871
Gain on sale of storage facilities	—	104,353	56,398
Gain on sale of real estate	302	1,781	718
Income from operations	233,518	331,599	274,095
Other income (expenses)
Interest expense	(86,015)	(76,430)	(70,672)
Interest income	19	342	13
Equity in income of joint ventures	4,838	4,566	4,122
Net income	152,360	260,077	207,558
Net income attributable to noncontrolling interest in the Operating Partnership	(789)	(1,378)	(968)
Net income attributable to common unitholders	$151,571	$258,699	$206,590
Earnings per common unit attributable to common unitholders - basic	$2.13	$3.70	$2.96
Earnings per common unit attributable to common unitholders - diluted	$2.13	$3.70	$2.96
Net income attributable to general partner	$1,524	$2,601	$2,076
Net income attributable to limited partners	150,047	256,098	204,514

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income	$152,360	$260,077	$207,558
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	917	917	712
Total comprehensive income	153,277	260,994	208,270
Comprehensive income attributable to noncontrolling interest in the Operating Partnership	(794)	(1,383)	(971)
Comprehensive income attributable to common unitholders	$152,483	$259,611	$207,299

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance January 1, 2018	$20,478	$2,015,432	$(7,587)	$2,028,323
Exercise of stock options	29	2,947		2,976
Issuance of non-vested stock	1	(1)	—	—
Forfeiture of non-vested stock	1	(1)	—	—
Issuance of operating partnership units	35	(35)	—	—
Earned portion of non-vested stock	60	5,975	—	6,035
Stock option expense	—	7	—	7
Carrying value less than redemption value on redeemed noncontrolling interest	(4)	(28)	—	(32)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(1,037)	—	(1,037)
Net income attributable to common unitholders	2,076	204,514	—	206,590
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Change in fair value of derivatives, net of reclassifications	(2)	2	(205)	(205)
Distributions	(1,867)	(183,970)	—	(185,837)
Balance December 31, 2018	20,816	2,043,796	(6,875)	2,057,737
Exercise of stock options	4	372	—	376
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	42	4,150	—	4,192
Carrying value less than redemption value on redeemed noncontrolling interest	(2)	1	—	(1)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(2,455)	—	(2,455)
Net income attributable to common unitholders	2,601	256,098	—	258,699
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Distributions	(1,876)	(184,695)	—	(186,571)
Balance December 31, 2019	21,594	2,117,258	(5,958)	2,132,894
Net proceeds from issuance of common stock	2,960	293,002	—	295,962
Issuance of non-vested stock	—	—	—	—
Forfeiture of non-vested stock	—	—	—	—
Earned portion of non-vested stock	46	4,513	—	4,559
Carrying value less than redemption value on redeemed noncontrolling interest	(28)	(236)	—	(264)
Adjustment to redemption value of noncontrolling redeemable Operating Partnership Units	—	(2,884)	—	(2,884)
Purchases of equity in consolidated subsidiary from noncontrolling interests	(23)	(2,277)	—	(2,300)
Net income attributable to common unitholders	1,521	150,050	—	151,571
Amortization of terminated hedge included in AOCI	9	(9)	917	917
Distributions	(2,034)	(200,323)	—	(202,357)
Balance December 31, 2020	$24,045	$2,359,094	$(5,041)	$2,378,098

See notes to consolidated financial statements

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Operating Activities
Net income	$152,360	$260,077	$207,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,925	107,130	102,530
Amortization of debt issuance costs and bond discount	4,096	3,900	3,621
Gain on sale of storage facilities	—	(104,353)	(56,398)
Gain on sale of real estate	(302)	(1,781)	(718)
Equity in income of joint ventures	(4,838)	(4,566)	(4,122)
Distributions from unconsolidated joint ventures	14,098	10,165	8,561
Non-vested stock earned	4,559	4,192	6,035
Stock option expense	—	—	7
Deferred income taxes	496	1,328	1,386
Other	(210)	—	—
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(2,915)	(4,534)	(529)
Prepaid expenses	(247)	(356)	(415)
(Advances to) receipts from joint ventures	(95)	(81)	391
Accounts payable and other liabilities	4,787	5,295	(5,528)
Deferred revenue	4,252	2,426	(81)
Net cash provided by operating activities	298,966	278,842	262,298
Investing Activities
Acquisition of storage facilities, net of cash and restricted cash acquired	(520,943)	(393,298)	(72,603)
Improvements, equipment additions, and construction in progress	(56,397)	(90,995)	(67,397)
Net proceeds from the sale of storage facilities and other real estate	—	207,568	92,280
Return of investment in unconsolidated joint ventures	28,008	—	—
Investment in unconsolidated joint ventures	(26,383)	(25,659)	(7,718)
Loans to unconsolidated joint ventures	(35,850)	—	—
Loan payments received from unconsolidated joint ventures	35,850	—	—
Property deposits	(280)	(138)	(262)
Net cash used in investing activities	(575,995)	(302,522)	(55,700)
Financing Activities
Net proceeds from sale of partnership units	295,962	376	2,976
Proceeds from line of credit	285,000	305,000	234,000
Repayment of line of credit	(350,000)	(331,000)	(248,000)
Proceeds from term notes, net of discount	398,096	348,166	—
Repayment of term notes	(100,000)	(100,000)	—
Debt issuance costs	(3,490)	(3,099)	(2,126)
Distributions to unitholders	(202,357)	(186,571)	(185,837)
Distributions to noncontrolling interest holders	(1,047)	(993)	(865)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	(2,000)	—	—
Redemption of operating partnership units	(2,751)	(250)	(376)
Mortgage principal payments	(3,169)	(458)	(1,764)
Net cash provided by (used in) financing activities	314,244	31,171	(201,992)
Net increase in cash and restricted cash	37,215	7,491	4,606
Cash and restricted cash at beginning of period	21,556	14,065	9,459
Cash and restricted cash at end of period	$58,771	$21,556	$14,065
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$79,423	$73,378	$69,201
Cash paid for income taxes, net of refunds	$1,294	$1,625	$1,317

See notes to consolidated financial statements.

LIFE STORAGE, INC. AND LIFE STORAGE LP

DECEMBER 31, 2020

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

At December 31, 2020, we had an ownership interest in, and/or managed 927 self-storage properties in 31 states and Ontario, Canada. Among our 927 self-storage properties are 92 properties that we manage for unconsolidated joint ventures (See Note 11), 238 properties that we manage and have no ownership interest, and five properties that we lease. During 2020, approximately 19% and 12% of the Company’s revenue was derived from stores in the states of Texas and Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : All of the Company’s assets are owned by, and all of its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 99.6% ownership interest therein as of December 31, 2020. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. Share and per share amounts and unit and per unit amounts for all years presented have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

We consolidate all wholly owned subsidiaries. Partially owned subsidiaries and joint ventures are consolidated when we control the entity. Our consolidated financial statements include the accounts of the Parent Company, the Operating Partnership, Life Storage Solutions, LLC (one of the Parent Company’s taxable REIT subsidiaries), Warehouse Anywhere LLC, and all other wholly-owned subsidiaries. Prior to July 2, 2020, the Company owned 60% of Warehouse Anywhere LLC. On July 2, 2020, the Company acquired the remaining ownership interest in Warehouse Anywhere LLC for cash payment of $2.0 million along with potential for the sellers to receive additional future payment based on the 2023 results of Warehouse Anywhere LLC. At the date of acquisition and at December 31, 2020, the Company estimates this potential future payment to be approximately $0.3 million based on the projected 2023 results of Warehouse Anywhere LLC. All intercompany transactions and balances have been eliminated. Investments in joint ventures that we do not control but for which we have significant influence over are accounted for using the equity method.

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interest at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 334,149 and 369,699 noncontrolling redeemable Operating Partnership Units outstanding at December 31, 2020 and December 31, 2019, respectively. These unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The Operating Partnership is obligated to redeem each of these limited partnership units in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash. The Company accounts for these noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount). The offset to the adjustment to the carrying amount of the noncontrolling interests is reflected in the Parent Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, noncontrolling interests are reflected at redemption value at December 31, 2020 and December 31, 2019, equal to the number of noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates.

The following is a reconciliation of the Parent Company’s noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable capital interest for the years ending December 31:

(dollars in thousands)	2020	2019
Beginning balance	$26,307	$23,716
Redemption of units	(2,487)	(249)
Net income attributable to noncontrolling interests in the Operating Partnership	789	1,378
Distributions	(1,047)	(993)
Adjustment to redemption value	2,884	2,455
Ending balance	$26,446	$26,307

In 2018, the Operating Partnership issued 53,186 Units with a fair value of $3.5 million as part of the consideration paid to acquire a self-storage property. The fair value of the Units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

In 2020 and 2019, 35,550 and 3,750 Operating Partnership Units, respectively, were redeemed for cash.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated statements of cash flows for the years ending December 31:

(dollars in thousands)	2020	2019	2018
Cash	$54,400	$17,458	$13,560
Restricted cash	4,371	4,098	505
Total cash and restricted cash	$58,771	$21,556	$14,065

Accounts Receivable : Accounts receivable are composed of trade and other receivables recorded at billed amounts and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable uncollectible amounts in the Company’s existing accounts receivable. The Company determines the allowance based on a number of factors, including experience, credit worthiness of customers, and current market and economic conditions (see discussion of the impact of the adoption of ASU 2016-13 below). The Company reviews the allowance for doubtful accounts on a regular basis. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts is recorded as a reduction of accounts receivable and amounted to $1.7 million and $0.7 million at December 31, 2020 and 2019, respectively.

Revenue and Expense Recognition : ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Payment from the Company’s revenue streams is due and generally collected upon invoice.

Leases are specifically excluded from the scope of ASU 2014-09 and instead are accounted following the guidance under ASU 2016-20. Rental income is recognized when earned pursuant to the terms of month-to-month leases for storage space. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Rental income received prior to the start of the rental period is included in deferred revenue.

Management fee income, which relates to managing self-storage facilities for third-parties and unconsolidated joint ventures, is recorded over time each month as the related management services are provided. The total amount of consideration under property management contracts is variable as the Company’s management fee is based on monthly revenues. The Company has elected to apply a practical expedient provided in ASC 606-10-55-18 which allows the Company to recognize revenue in the amount of management fees to which the Company has a right to invoice as that amount corresponds directly with the value to the customer of the entity’s performance completed to date.

Through March 31, 2019, the Company recognized revenues related to tenant insurance based upon the amount that the Company had the right to invoice following the practical expedient in ASC 606-10-55-18 as such amount corresponds directly with the value to the third-party insurer of the entity’s performance completed to date. Beginning April 1, 2019, the Company recognizes revenue related to tenant reinsurance in the period during which premiums are earned and tenant reinsurance is provided.

Equity in earnings of real estate joint ventures that we have significant influence over is recognized based on our ownership interest in the earnings of these entities.

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	2020	2019	2018
Rental income	$539,554	$510,774	$502,474
Management and acquisition fee income	17,407	14,274	10,571
Revenues related to tenant insurance	44,742	34,902	23,057
Other	15,068	14,789	14,748
Total operating revenues	$616,771	$574,739	$550,850

Cost of operations, general and administrative expense, interest expense and advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, advertising costs were $15.3 million, $12.4 million, and $11.3 million, respectively. The Company accrues property taxes based on actual invoices, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition would be affected.

Other Operating Income : Other operating income consists primarily of sales of storage-related merchandise (locks and packing supplies), storage and inventory management services provided by Warehouse Anywhere, and incidental truck rentals.

Investment in Storage Facilities : Storage facilities are recorded at cost. The purchase price of acquired facilities is allocated to land, land improvements, building, equipment, and in-place customer leases based on the relative fair value of each component or based on the fair value of each component if accounted for as a business combination. The fair values of the acquired facilities are determined using financial projections and applicable capitalization rates. The fair values of land are determined based upon comparable market sales information using prices per acre derived from observed transactions involving comparable land in similar locations. The fair values of buildings are determined using current replacement cost estimates based on information derived from construction industry data by geographic region as adjusted for age, condition, and the turnkey factor, economic profit and economic obsolescence considerations associated with these assets.

Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and improvements, and five to 20 years for furniture, fixtures and equipment. Estimated useful lives are reevaluated when facts and circumstances indicate that the economic lives of assets do not extend to their currently assigned useful lives. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Depreciation expense was $117.3 million, $104.2 million and $102.3 million for the years ending December 31, 2020, 2019, and 2018, respectively. Interest and other costs incurred during the construction period of major expansions, and on investments in joint ventures with properties under construction, are capitalized. Capitalized interest during the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $0.9 million and $0.6 million, respectively. Repair and maintenance costs are expensed as incurred.

Whenever events or changes in circumstances indicate that the carrying value of the Company’s property may not be recoverable, the Company’s policy is to complete an assessment of impairment. Impairment is evaluated based upon comparing the sum of the property’s expected undiscounted future cash flows to the carrying value of the property. If the sum of the undiscounted cash flows is less than the carrying amount of the property, an impairment loss is recognized for any amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2020, 2019, and 2018, no assets have been determined to be impaired under this policy.

In general, sales of real estate and related profits or losses are recognized when control of the underlying assets has transferred.

Trade Name : The Company’s trade name, which was acquired in 2016, has an indefinite life and is not amortized but is reviewed for impairment annually or more frequently when facts and circumstances indicate that the carrying value of the Company’s trade name may not be recoverable. We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors as part of our annual test. If, after completing this assessment, it is determined that it is more likely than not that the fair value of the trade name is less than its carrying value, we proceed to a quantitative test. We did not elect to perform a qualitative assessment in 2020.

Quantitative testing requires a comparison of the fair value of the trade name to its carrying value. We use a discounted cash flow analysis under the relief-from-royalty method to estimate the fair value of the trade name. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. If the carrying value of the trade name exceeds the calculated fair value, the trade name is considered impaired to the extent that the carrying value exceeds the fair value. We did not record any impairment in 2020.

Other Assets : Included in other assets are restricted cash balances as discussed above, property deposits and the unamortized value placed on in-place customer leases related to self-storage facilities acquired by the Company. Property deposits at December 31, 2020 and 2019 were $0.6 million and $0.3 million, respectively.

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

The Company recorded federal and state income tax expense of $1.6 million, $2.2 million, and $3.1 million in 2020, 2019, and 2018, respectively, which are included in general and administrative expenses in the consolidated statements of operations. The 2020 income tax expense includes current tax expense of $1.1 million and deferred tax expense of $0.5 million. At December 31, 2020 and 2019, there were no material unrecognized tax benefits and as of December 31, 2020 and 2019, the Company had no interest or penalties related to uncertain tax provisions. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of December 31, 2020, the Company’s taxable REIT subsidiaries have deferred tax assets of $0.4 million and a deferred tax liability of $1.7 million. As of December 31, 2019, the Company’s taxable REIT subsidiaries have deferred tax assets of $1.6 million and a deferred tax liability of $2.4 million. The tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Recent Accounting Pronouncements :

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASC 842). This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840, “Leases” (ASC 840) for both lessees and lessors. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The lease liability under this guidance is equal to the present value of lease payments and the right-of-use asset is based on the lease liability, subject to adjustments such as for initial direct costs and prepaid or accrued lease payments. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases result in straight-line expense (similar to previous accounting by lessees for operating leases under ASC 840) while finance leases result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While ASC 842 maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The Company adopted ASU 2016-02 effective as of January 1, 2019. Management determined that the application of ASC 842 did not have a significant impact on the Company’s leases existing at the date of adoption where the Company is a lessor. The Company inventoried all leases where the Company is a lessee as of January 1, 2019 and examined certain other contracts to identify whether such contracts contain a lease as defined under the new guidance. The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of the date of adoption of ASU 2016-02 (nor at December 31, 2020 or December 31, 2019). The aggregate right-of-use asset and related lease liability at the initial date of application related to all leases identified by the Company where the Company is a lessee totaled approximately $16 million. At December 31, 2020 and December 31, 2019, the Company’s aggregate right-of-use assets totaled $20.3 million and $20.2 million, respectively, and are included in other assets on the consolidated balance sheets. The related lease liabilities total $19.9 million at December 31, 2020 and December 31, 2019 and are included in accounts payable and accrued liabilities on the consolidated balance sheets. As discussed further in Note 4, during 2019, the Company exercised its option to purchase a self-storage facility which the Company previously leased under an operating lease. Two of the leases for real estate at which the Company operates self-storage facilities include unilateral options for the Company to extend the terms of these leases. However, those extension periods are not included in the terms of the respective leases under ASC 842 due to the Company’s inability to assert that it is reasonably certain to exercise those options based primarily on the length of time before such options would be exercised. Future lease payments which are based on changes to the consumer price index and future common area maintenance charges related to leases of corporate office space have been excluded from the future minimum noncancelable lease payments for the respective leases due to their variable nature. The Company has made the following accounting policy elections and practical expedient elections provided for in ASC 842:

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

Expenses related to operating leases under ASC 842 totaled $2.1 million and $2.4 million in 2020 and 2019, respectively. At December 31, 2020, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 11.5 years and 4.7%, respectively.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which makes significant changes to the accounting for credit losses on financial instruments and related disclosures about them. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, and is therefore effective for the Company as of January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company on the date of adoption.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance to assist entities in accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) incurred by entities that are a customer in a hosting arrangement that is a service contract. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU 2018-15 on January 1, 2020 did not have a material impact on the Company, though the treatment of certain costs related to future cloud computing arrangements could be affected.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which reduced the number of accounting models for convertible debt instruments and convertible preferred stock, thus simplifying the accounting for convertible instruments. ASU 2020-06 is effective for annual periods beginning after December 31, 2021, and interim periods within those annual periods, and is therefore effective for the Company as of January 1, 2021, with early adoption permitted. Management is evaluating the impact that the adoption of ASU 2020-06 will have on the Company, including, but not limited to, the accounting for the Company’s noncontrolling redeemable Operating Partnership Units.

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

The Company recorded compensation expense (included in general and administrative expense) of $4.6 million, $4.2 million, and $6.0 million, respectively, related to amortization of non-vested stock grants for the years ended December 31, 2020, 2019, and 2018. In September 2018, the Company announced that then current Chief Executive Officer David Rogers would be retiring effective March 1, 2019. In conjunction with this announcement, the vesting periods of certain restricted stock awards and performance-based awards previously granted to Mr. Rogers were accelerated to reflect his March 1, 2019 retirement date. As a result of this change, an additional $0.9 million of compensation expense was recorded in 2018 and an additional $0.4 million of compensation expense was recorded in 2019.

The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the expected life of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected life of stock options is based on the midpoint between the vesting date and the end of the contractual term. The Company recognizes the impact of any forfeitures as they occur. There were no options granted during the years ended December 31, 2020, 2019 and 2018.

During 2020, 2019, and 2018, the Company issued performance based non-vested stock awards to certain executives. The fair values for the performance-based awards in 2020, 2019 and 2018 were estimated at the time the awards were granted using a Monte Carlo pricing model applying the following weighted-average assumptions:

	2020	2019	2018
Expected life (years)	3.0	3.0	3.0
Risk free interest rate	0.19%	1.64%	2.62%
Expected volatility	28.15%	18.22%	21.36%
Fair value	$78.00	$66.96	$62.17

The Monte Carlo pricing model was not used to value any other non-vested shares granted in 2020, 2019, or 2018 as no market conditions were present in these awards. The value of these other non-vested shares was equal to the stock price of the Company on the date of grant.

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

The following table sets forth the computation of basic and diluted earnings per common share of the Parent Company utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per share data)	2020	2019	2018
Numerator:
Net income attributable to common shareholders	$151,571	$258,699	$206,590
Denominator:
Denominator for basic earnings per share - weighted average shares	71,055	69,876	69,752
Effect of Dilutive Securities:
Stock options and non-vested stock	123	104	144
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	71,178	69,980	69,896
Basic Earnings per common share attributable to common shareholders	$2.13	$3.70	$2.96
Diluted Earnings per common share attributable to common shareholders	$2.13	$3.70	$2.96

The following table sets forth the computation of basic and diluted earnings per common unit of the Operating Partnership utilizing the two-class method.

	Year Ended December 31,
(amounts in thousands, except per unit data)	2020	2019	2018
Numerator:
Net income attributable to common unitholders	$151,571	$258,699	$206,590
Denominator:
Denominator for basic earnings per unit - weighted average units	71,055	69,876	69,752
Effect of Dilutive Securities:
Stock options and non-vested stock	123	104	144
Denominator for diluted earnings per unit - adjusted weighted average units and assumed conversion	71,178	69,980	69,896
Basic Earnings per common unit attributable to common unitholders	$2.13	$3.70	$2.96
Diluted Earnings per common unit attributable to common unitholders	$2.13	$3.70	$2.96

Not included in the effect of dilutive securities above are 159,228 unvested restricted shares for the year ended December 31, 2020; 120,741 unvested restricted shares for the year ended December 31, 2019; and 8,250 stock options and 152,571 unvested restricted shares for the year ended December 31, 2018. The effects of including these securities would have been anti-dilutive.

4. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes activity in storage facilities during the years ended December 31, 2020 and December 31, 2019.

(dollars in thousands)	2020	2019
Cost:
Beginning balance	$4,749,473	$4,398,939
Acquisition of storage facilities	523,922	424,578
Improvements and equipment additions	67,069	91,176
Net (decrease) increase in construction in progress	(9,632)	1,086
Dispositions	(509)	(166,306)
Ending balance	$5,330,323	$4,749,473
Accumulated Depreciation:
Beginning balance	$756,333	$704,681
Additions during the year	117,168	104,218
Dispositions	(323)	(52,566)
Ending balance	$873,178	$756,333

The Company acquired 40 self-storage facilities during 2020 and 30 self-storage facilities during 2019. The acquisitions of these facilities were accounted for as asset acquisitions. The cost of these facilities, including closing costs, was assigned to land, buildings, equipment, improvements, construction in progress and in-place customer leases based upon their relative fair values. The operating results of the facilities acquired have been included in the Company’s operations since the respective acquisition dates.

The purchase price of the 40 facilities acquired in 2020 and the 30 facilities acquired in 2019 has been assigned as follows:

(dollars in thousands)				Consideration Paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	Construction in Progress	In-Place Customer Leases
2020
CA	6	3/9/2020	$124,298	$124,204	$—	$—	$94	$20,307	$101,734	$582	$1,675
FL, GA, NJ, OH, PA, TX	25	9/29/2020	295,310	293,726	—	—	1,584	32,555	257,844	—	4,911
NJ	1	11/5/2020	13,874	7,521	—	6,353	—	2,158	11,498	—	218
FL	1	11/25/2020	11,492	8,162	3,404	—	(74)	2,032	9,325	—	135
MO	1	12/9/2020	7,499	7,453	—	—	46	1,312	6,070	—	117
FL	1	12/14/2020	10,776	10,744	—	—	32	1,747	8,863	—	166
FL	1	12/14/2020	15,523	15,483	—	—	40	1,240	14,063	—	220
SC	1	12/22/2020	9,583	9,548	—	—	35	671	8,771	—	141
CA	1	12/23/2020	15,857	15,807	—	—	50	3,528	12,127	—	202
NY	1	12/28/2020	16,868	16,873	—	—	(5)	507	16,195	—	166
CA	1	12/30/2020	11,545	11,515	—	—	30	1,588	9,787	—	170
Total acquired 2020	40		$532,625	$521,036	$3,404	$6,353	$1,832	$67,645	$456,277	$582	$8,121

(dollars in thousands)				Consideration Paid				Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Carrying Value of Noncontrolling Interest in Joint Venture	Mortgage Assumed	Net Other Liabilities Assumed (Assets Acquired)	Land	Building, Equipment, and Improvements	In-Place Customer Leases
2019
NY	1	1/16/2019	$57,298	$46,531	$10,715	$—	$52	$30,094	$26,927	$277
FL	1	3/8/2019	9,302	9,222	—	—	80	1,817	7,377	108
OH	3	4/30/2019	33,256	32,976	—	—	280	2,105	30,656	495
FL	1	6/11/2019	9,955	9,926	—	—	29	662	9,208	85
FL, GA, NC, SC, TN, VA	12	7/12/2019	135,330	134,650	—	—	680	20,700	113,368	1,262
NV	1	8/29/2019	12,700	12,656	—	—	44	4,586	7,853	261
TX	1	9/20/2019	14,399	14,399	—	—	—	1,358	13,041	—
WA	3	9/24/2019	56,582	33,959	—	23,007	(384)	20,886	34,878	818
MD	5	9/26/2019	63,147	63,270	—	—	(123)	23,768	38,437	942
NJ	1	10/23/2019	19,118	19,072	—	—	46	1,875	16,910	333
NJ	1	12/12/2019	18,361	18,281	—	—	80	4,058	14,014	289
Total acquired 2019	30		$429,448	$394,942	$10,715	$23,007	$784	$111,909	$312,669	$4,870

The six facilities purchased in California during the first quarter of 2020 were acquired from 191 III Life Storage Holdings LLC (“191 III”), an unconsolidated joint venture in which the Company holds a 20% ownership interest. Seventeen of the 25 facilities purchased in the third quarter of 2020 were acquired from Sovran HHF Storage Holdings LLC (“Sovran HHF”) and eight of the 25 facilities purchased in the third quarter of 2020 were acquired from Sovran HHF Storage Holdings II LLC (“Sovran HHF II”), unconsolidated joint ventures in which the Company holds 20% and 15% ownership interests, respectively. In accordance with ASC Topic 970, “Real Estate – General,” the Company recorded its equity in the profit from the sales of these self-storage facilities as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $124.2 million cash payment for the six self-storage facilities acquired from 191 III, the Company also recognized $8.4 million as a return on the Company’s investment in 191 III as discussed further in Note 11. In addition to the $293.7 million combined cash payments for the 25 self-storage facilities acquired from Sovran HHF and Sovran HHF II, the Company also recognized $32.7 million as a return on the Company’s investments in Sovran HHF and Sovran HHF II as discussed further in Note 11.

The facility acquired in Florida in November 2020 was acquired as the result of the Company’s acquisition of the remaining 15% ownership interest in Urban Box Coralway Storage, LLC (“Urban Box”). Prior to this acquisition, Urban Box was a joint venture between the Company and an otherwise unrelated third-party which had been accounted for by the Company using the equity method of accounting. The purchase price for this acquisition includes the carrying value of the Company’s equity investment in Urban Box of $3.4 million at the time of the acquisition.

One of the facilities acquired in Florida in the fourth quarter of 2020 and the facility acquired in New York in the fourth quarter of 2020 were managed the Company prior to their respective acquisition. The remaining 7 facilities acquired in 2020 were all acquired from unrelated third-parties.

The facility purchased in New York in 2019 was acquired as the result of the Company’s acquisition of the remaining 60% ownership interest in Review Avenue Partners, LLC (“RAP”). Prior to this acquisition, RAP was a joint venture between the Company and an otherwise unrelated third-party which had been accounted for by the Company using the equity method of accounting. The purchase price for this acquisition includes the carrying value of the Company’s equity investment in RAP of $10.7 million at the time of the acquisition. The facility acquired in Texas in 2019 was previously leased by the Company from an otherwise unrelated third-party. During 2019, the Company exercised the option to purchase the property for $14.1 million, inclusive of a $0.8 million deposit which was made by the Company prior to 2019. The remaining 28 facilities acquired in 2019 were all acquired from unrelated third parties.

Non-cash investing activities during 2020 include the Company’s equity investment in Urban Box at carrying value, the assumption of a mortgage with an acquisition-date fair values of $6.4 million, and the assumption of net other liabilities totaling $1.8 million. Non-cash investing activities during 2019 include the Company’s equity investment in Review Avenue Partners (“RAP”) at its carrying value, the assumption of mortgages with acquisition-date fair values totaling $23.0 million, and the assumption of net other liabilities totaling $0.8 million. Non-cash investing activities during 2018 include the issuance of $3.5 million in Operating Partnership Units valued based on the market price of the Company’s common stock at the date of acquisition, the assumption of a mortgage with an acquisition-date fair value of $1.4 million, and the assumption of net other liabilities totaling $0.2 million.

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period).

In-place customer leases are included in other assets on the Company’s consolidated balance sheets at December 31 as follows:

(dollars in thousands)	2020	2019
In-place customer leases	$86,863	$78,741
Accumulated amortization	(81,455)	(75,832)
Net carrying value at the end of period	$5,408	$2,909

Amortization expense related to in-place customer leases totaled $5.6 million, $2.9 million, and $0.2 million, during the years ended December 31, 2020, 2019, and 2018, respectively. Amortization expense is expected to be $5.4 million in 2021 based on in-place customer leases at December 31, 2020.

Property Dispositions

No self-storage facilities were sold during 2020. During 2019 the Company sold 32 non-strategic properties and received net cash proceeds of $207.6 million. The sale resulted in a gain of $100.2 million, which is reflected within gain on sale of storage facilities in the 2019 consolidated statement of operations. During 2018 the Company sold 13 non-strategic properties and received net cash proceeds of $91.3 million. Twelve of these properties were sold to Life Storage-HIERS LLC, an unconsolidated joint venture in which the Company maintains a 20% ownership interest, resulting in a gain on sale of $55.5 million in 2018, which is reflected within gain on sale of storage facilities in the 2018 consolidated statement of operations. Along with the cash proceeds from this sale, the Company received a $9.1 million equity investment in the joint venture, representing the Company’s 20% ownership interest. This represented a non-cash investing activity. The Company subsequently leased a property it had sold during 2017 and continued to operate the property through November 2019. Due to the Company’s continuing involvement in this property, the related gain on the sale of this property of $4.1 million was deferred and recognized by the Company in 2019 upon termination of this lease. This gain is reflected within gain on sale of storage facilities in the 2019 consolidated statement of operations.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts during 2020, 2019, and 2018 buildings at certain self-storage facilities were identified for replacement. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in increases in depreciation expense of approximately $5.8 million, $1.1 million, and $3.1 million in 2020, 2019, and 2018, respectively. The Company estimates that the change in estimated useful lives of buildings identified for replacement as of December 31, 2020 will not have a significant impact on depreciation expense in 2021.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.08, $0.02, and $0.04 per share/unit in 2020, 2019, and 2018, respectively.

5. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(dollars in thousands )	Dec. 31, 2020	Dec. 31, 2019
Revolving line of credit borrowings	$—	$65,000

Term note due August 5, 2021	—	100,000
Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	—
Total term note principal balance outstanding	2,175,000	1,875,000
Less: unamortized debt issuance costs	(12,833)	(11,146)
Less: unamortized senior term note discount	(6,710)	(5,583)
Term notes payable	$2,155,457	$1,858,271

The Company’s unsecured amended and restated credit agreement includes a revolving credit facility with a limit of $500 million and with a maturity date of March 10, 2023, and initially included a term note in the principal amount of $100 million with a maturity date of June 4, 2020. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (the margin was 0.95% at December 31, 2020 and December 31, 2019), interest on any term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (the margin was 1.00% at December 31, 2020 and December 31, 2019), and requires an annual facility fee on the revolving credit facility which varies based on the Company’s credit rating (the facility fee was 0.15% at December 31, 2020 and December 31, 2019). The interest rate on the Company’s revolving credit facility at December 31, 2020 was approximately 1.09% (2.75% at December 31, 2019) and the interest rate on any term notes at December 31, 2020 was approximately 1.14% (2.80% at December 31, 2019). The $100 million of principal on the term note was paid off in 2019 in conjunction with the issuance of the 2029 Senior Notes which are discussed further below. At December 31, 2020, there was $499.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

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

The 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At December 31, 2020, the Company was in compliance with such covenants.

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

In 2011, the Company entered into a $100 million term note maturing August 5, 2021 bearing interest at a fixed rate of 5.54%. On October 9, 2020, the Company paid off this $100 million term note in addition to making a make-whole payment of $4.0 million required as a result of paying off the term note prior to its maturity. Such make-whole payment is included in interest expense in the 2020 consolidated statement of operations.

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At December 31, 2020, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at December 31, 2020, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at December 31, 2020 and December 31, 2019. Amortization expense related to these deferred debt issuance costs was $2.4 million, $2.3 million and $2.2 million for the periods ended December 31, 2020, 2019 and 2018, respectively, and is included in interest expense in the consolidated statements of operations.

6. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at December 31, 2020 and 2019 consist of the following:

(dollars in thousands)	December 31, 2020	December 31, 2019
4.98% mortgage note due January 1, 2021 secured by one self- storage facility with an aggregate net book value of $9.2 million, principal and interest paid monthly (effective interest rate 5.30%)	$—	$2,807
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.2 million, principal and interest paid monthly (effective interest rate 4.32%)	3,832	3,932
5.26% mortgage note due November 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.8 million, principal and interest paid monthly (effective interest rate 5.59%)	3,728	3,800
4.4625% mortgage notes due December 6, 2024, secured by three self- storage facilities with an aggregate net book value of $54.9 million, principal and interest paid monthly (effective interest rate 3.18%)	22,684	22,942
4.44% mortgage note due July 6, 2025, secured by one self- storage facility with an aggregate net book value of $13.6 million, principal and interest paid monthly (effective interest rate 4.42%)	6,343	—
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.4 million, principal and interest paid monthly (effective interest rate 6.32%)	1,190	1,370
Total mortgages payable	$37,777	$34,851

The table below summarizes the Company’s debt obligations at December 31, 2020. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair values of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 8. The carrying values of our variable rate debt instruments approximate their fair values as these debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Line of credit—variable rate LIBOR + 0.95% (1.09% at December 31, 2020)	$—	$—	$—	$—	$—	$—	$—	$—
Notes Payable:
Term note—fixed rate 4.533%	—	—	—	175,000	—	—	175,000	196,728
Term note—fixed rate 3.50%	—	—	—	—	—	600,000	600,000	686,766
Term note—fixed rate 3.875%	—	—	—	—	—	450,000	450,000	519,151
Term note—fixed rate 3.67%	—	—	—	—	—	200,000	200,000	228,550
Term note—fixed rate 4.00%	—	—	—	—	—	350,000	350,000	418,044
Term note—fixed rate 2.20%	—	—	—	—	—	400,000	400,000	402,524
Mortgage note—fixed rate 4.065%	104	108	3,620	—	—	—	3,832	3,806
Mortgage note—fixed rate 5.26%	78	83	3,567	—	—	—	3,728	3,812
Mortgage notes—fixed rate 4.4625%	—	—	—	22,684	—	—	22,684	21,709
Mortgage notes—fixed rate 4.44%	119	125	130	136	5,833	—	6,343	6,301
Mortgage note—fixed rate 5.99%	192	203	216	229	244	106	1,190	1,233
Total	$493	$519	$7,533	$198,049	$6,077	$2,000,106	$2,212,777

7. DERIVATIVE FINANCIAL INSTRUMENTS

In 2018, interest rate swaps were used to adjust the proportion of total debt that is subject to variable interest rates. The interest rate swaps required the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts were not exchanged. Forward starting interest rate swaps have also been used by the Company to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company has historically entered into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk. There were no interest rate swaps held by the Company at any point during 2020 or 2019.

Interest rate swaps qualify and have been designated as hedges of the amount of future cash flows related to interest payments on variable rate debt. Therefore, interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity or partners’ capital as Accumulated Other Comprehensive Loss (“AOCL”). These deferred gains and losses are recognized in interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. There was no ineffectiveness in 2020 or 2019, and ineffectiveness was de minimis in 2018.

In 2018, the Company’s last remaining interest rate swaps on $100 million of the Company’s variable rate debt expired and were settled by the Company. As a result, no gains or losses related to the expired interest rate swaps are included in AOCL at December 31, 2020, December 31, 2019, or December 31, 2018.

In 2015 and 2016, the Company entered into forward starting interest rate swap agreements to hedge the risk of changes in the interest-related cash flows associated with the potential issuance of fixed rate long-term debt. In conjunction with the issuance of the 2026 Senior Notes (see Note 5), the Company terminated these hedges and settled the forward starting swap agreements for approximately $9.2 million. The $9.2 million has been deferred in AOCL and is being amortized as additional interest expense over the 10-year term of the 2026 Senior Notes or until such time as interest payments on the 2026 Senior Notes are no longer probable. The Company expects to record $0.9 million of interest expense in 2021 as a result of the amortization of the amount deferred in AOCL related to these forward starting interest rate swap agreements.

Payments made or received under the interest rate swap agreements have been reclassified to interest expense as settlements occurred. During 2018, the net reclassification from AOCL to interest expense was ($0.2 million) based on payments received and made under the swap agreements. There was no such reclassification in 2020 or 2019 as the Company did not have any interest rate swaps outstanding at any point during those years.

The changes in AOCL for the years ended December 31, 2020, 2019, and 2018 are summarized as follows:

(dollars in thousands)	2020	2019	2018
Accumulated other comprehensive loss beginning of period	$(5,958)	$(6,875)	$(7,587)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	917	917	593
Unrealized gain from changes in the fair value of the effective portion of the interest rate swaps	—	—	119
Amount included in other comprehensive income	917	917	712
Accumulated other comprehensive loss end of period	$(5,041)	$(5,958)	$(6,875)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets at December 31, 2020 and 2019.

9. STOCK BASED COMPENSATION

The Company established the 2015 Award and Option Plan (the “2015 Plan”) for the purpose of attracting and retaining the Company’s executive officers and other key employees. There are 841,500 shares authorized for issuance under the 2015 Plan. The exercise price for qualified incentive stock options must be at least equal to the fair market value of the common shares at the date of grant. As of December 31, 2020, there were no options outstanding under the 2015 Plan and options for 269,933 shares of common stock were available for future issuance. The Company may also grant other stock-based awards under the 2015 Plan, including restricted stock and performance-based awards.

The Company also established the 2009 Outside Directors’ Stock Option and Award Plan (the “2009 Directors’ Plan”) for the purpose of attracting and retaining the services of experienced and knowledgeable outside directors. Prior to April 1, 2016, the 2009 Directors’ Plan provided for the granting of options to purchase shares of common stock to eligible directors. The issuance of stock options to directors was discontinued in 2016. In addition, each outside director received non-vested shares annually equal to 80% of the annual fees paid to them. As of December 31, 2020, options for 24,750 common shares were outstanding under the 2009 Directors’ Plan.

The 2009 Directors’ Plan expired on May 21, 2020 and was replaced by the 2020 Outside Directors’ Stock Award Plan (the “2020 Directors’ Plan”) which provides for the issuance of shares of restricted stock to eligible directors. Such non-vested shares vest over a one-year period. Dividends payable with respect to the restricted stock are accumulated during the vesting period and paid to the respective directors only upon vesting of the restricted stock. There are 150,000 shares authorized for issuance under the 2020 Directors’ Plan. During 2020, 10,720 non-vested shares were issued to outside directors and as of December 31, 2020, 139,280 shares of common stock were available for future issuance. As of December 31, 2020, 10,720 of non-vested shares were outstanding under the 2020 Directors’ Plan.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2020		2019		2018
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year:	24,750	$52.09	34,500	$52.58	141,909	$34.83
Granted	—	—	—	—	—	—
Exercised	—	—	(9,750)	53.83	(107,409)	29.12
Adjusted / (forfeited)	—	—	—	—	—	—
Outstanding at end of year	24,750	$52.09	24,750	$52.09	34,500	$52.58
Exercisable at end of year	24,750	$52.09	24,750	$52.09	34,500	$52.58

A summary of the Company’s stock options outstanding at December 31, 2020 follows:

	Outstanding		Exercisable
Exercise Price Range	Options	Weighted average exercise price	Options	Weighted average exercise price
$32.95 – $49.99	8,250	$37.91	8,250	$37.91
$50.00 – $61.05	16,500	$59.17	16,500	$59.17
Total	24,750	$52.09	24,750	$52.09
Intrinsic value of outstanding stock options at December 31, 2020				$680,805
Intrinsic value of exercisable stock options at December 31, 2020				$680,805

The intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $0.1 million, and $3.5 million, respectively.

Proceeds from stock options exercised during the years ended December 31, 2019 and 2018 totaled $0.5 million, and $3.1 million, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2020, or the price on the date of exercise for those exercised during the year. The weighted average remaining contractual life of all outstanding options, which are all exercisable, is 3.4 years.

Non-vested stock

The Company has also issued shares of non-vested stock to employees which vest over one- to eight-year periods. During the restriction period, the non-vested shares may not be sold, transferred, or otherwise encumbered. The holder of the non-vested shares has all rights of a holder of common shares, including the right to vote and receive dividends. For issuances of non-vested stock during the year ended December 31, 2020, the fair market value of the non-vested stock on the date of grant ranged from $58.39 to $79.21. During 2020, 60,288 shares of non-vested stock were issued to employees and directors with an aggregate fair value of $4.3 million. The Company charges the fair value ratably to expense over the vesting period. The Company uses the average of the high and low price of its common stock on the date the award is granted as the fair value for non-vested stock awards that do not have a market condition.

A summary of the status of unvested shares of stock issued to employees and directors as of and during the years ended December 31 follows:

	2020		2019		2018
	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value	Non-vested Shares	Weighted average grant date fair value
Unvested at beginning of year:	147,723	$63.07	145,004	$60.19	256,214	$47.83
Granted	60,288	71.70	57,849	67.33	47,819	63.55
Vested	(45,767)	63.10	(52,938)	59.89	(101,630)	46.18
Forfeited	(7,474)	59.06	(2,192)	61.84	(57,399)	32.67
Unvested at end of year	154,770	$66.62	147,723	$63.07	145,004	$60.19

Compensation expense of $4.6 million, $4.2 million, and $6.0 million was recognized for the vested portion of non-vested stock grants in 2020, 2019, and 2018, respectively. The fair value of non-vested stock that vested during 2020, 2019, and 2018 was $2.9 million, $3.2 million, and $4.7 million, respectively. The total unrecognized compensation cost related to non-vested stock was $9.0 million at December 31, 2020, and the remaining weighted-average period over which this expense will be recognized was 4.0 years.

Performance-based awards

During 2020, 2019 and 2018, the Company granted performance-based awards that entitle the recipients to earn up to 70,272, 59,634 and 52,140 shares, respectively, if certain performance criteria are achieved over a three-year period. The actual number of shares to be issued will be determined at the end of the three-year period. The Company issued 43,532 and 22,331 performance-based shares in 2020 and 2019, respectively. No performance-based shares were issued in 2018. The performance-based shares issued are based upon the Company’s performance over a three-year period depending on the Company’s total shareholder return relative to a group of peer companies. Performance-based awards are recognized as compensation expense based on the fair value of the awards on the date of grant, the number of shares ultimately expected to vest and the vesting period of the awards. For accounting purposes, the performance shares are considered to have a market condition. The effect of the market condition is reflected in the grant date fair value of the award and thus, compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved). The Company estimated the fair value of each performance-based award granted under the Plans on the date of grant using a Monte Carlo simulation that uses the assumptions noted in Note 2.

During 2020, compensation expense of $1.6 million (included in the $4.6 million discussed above) was recognized for performance awards granted in 2020 and prior. The total unrecognized compensation cost related to non-vested performance awards was $4.3 million at December 31, 2020 and the weighted-average period over which this expense will be recognized is 2.4 years.

Deferred compensation plan for Directors

Under the Deferred Compensation Plan for Directors, non-employee Directors may defer all or part of their Directors’ fees that are otherwise payable in cash. Directors’ fees that are deferred under this plan are credited to each Directors’ account under the plan in the form of Units. The number of Units credited is determined by dividing the amount of Directors’ fees deferred by the closing price of the Company’s Common Stock on the New York Stock Exchange on the day immediately preceding the day upon which Directors’ fees otherwise would be paid by the Company. A Director is credited with additional Units for dividends on the shares of Common Stock represented by Units in such Directors’ account. A Director may elect to receive the shares in a lump sum on a date specified by the Director or in quarterly or annual installments over a specified period and commencing on a specified date. The Directors may not elect to receive cash in lieu of shares. Under this plan there were a total of 36,654 units outstanding at December 31, 2020. No fees were elected to be deferred by any non-employee Directors in 2020, 2019 or 2018.

10. RETIREMENT PLAN

Employees of the Company qualifying under certain age and service requirements are eligible to be a participant in a 401(k) Plan sponsored by the Company. The Company contributes to the Plan at the rate of 33% of the first 5% of gross wages that the employee contributes. Total expense to the Company was approximately $926,000, $842,000, and $769,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

11. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at December 31, 2020	Company common ownership interest	Carrying value of investment at December 31, 2020	Carrying value of investment at December 31, 2019
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	36	20%	$60.5 million	$83.1 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	$27.3 million	$13.9 million
191 III Holdings LLC (“191 III”)[3]	—	20%	—	$8.9 million
Life Storage-SERS Storage LLC (“SERS”)	3	20%	$3.0 million	$3.2 million
Life Storage-HIERS Storage LLC (“HIERS”)[4]	17	20%	$14.3 million	$14.9 million
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($2.5 million)	($0.4 million)
Bluebird Sanford Storage LP ("Sanford")[6]	1	15.0%	$0.3 million	$0.3 million
Bluebird Ingram Storage LP ("Ingram")[7]	1	15.0%	$1.0 million	$1.2 million
Life Storage Spacemax, LLC ("Spacemax")[8]	6	40%	$16.7 million	$16.1 million
Life Storage Virtus, LLC ("Virtus")[9]	1	20%	$1.5 million	—
Urban Box Coralway Storage, LLC ("Urban Box")[10]	1	85%	—	$3.9 million
Joint ventures with properties in development stage[11]	6	Various	$10.4 million	$1.3 million
Other unconsolidated joint ventures (5 joint ventures)	5	Various	$8.0 million	$8.2 million

[1]

In September 2020, the Company acquired 17 self-storage facilities and related assets from Sovran HHF for total consideration of $175.2 million, which is net of the Company’s share of Sovran HHF’s gain resulting from the transaction. In connection with this transaction, non-recourse loans with principal balances totaling $34.0 million were settled. Also in September 2020, Sovran HHF sold four self-storage facilities to an unrelated third-party for total consideration of $42.3 million, resulting in a gain on sale of $2.1 million. As of December 31, 2020, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

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

[3]

191 III owned six self-storage facilities in California. The Company acquired these six self-storage facilities from 191 III in March 2020 for total contractual consideration of $124.2 million, which is net of the Company’s share of 191 III’s gain resulting from the transaction. In connection with this transaction, the non-recourse mortgage loan previously entered into by 191 III was settled. See Note 4 for additional information regarding this transaction. As 191 III no longer operates any self-storage facilities subsequent to the sale of the six self-storage facilities to the Company, the Company received a distribution of $8.4 million in 2020 as the Company’s return of its remaining investment in 191 III. 191 III is expected to be dissolved in 2021.

[4]

In 2018, the Company executed a joint venture agreement, Life Storage-HIERS Storage LLC, with an unrelated third-party with the purpose of acquiring and operating self-storage facilities. HIERS acquired 12 self-storage facilities from the Company in 2018 for a total of $91.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $45.4 million of mortgage debt which is secured by the self-storage facilities acquired. Relating to these transactions, the Company contributed $9.3 million to the joint venture in 2018, which includes a $9.1 million equity investment received as a result of the sale of the 12 self-storage facilities to HIERS. In November 2019, HIERS acquired an additional five self-storage facilities for a total of $56.3 million. In connection with the acquisition of these self-storage facilities, HIERS entered into $27.6 million of mortgage debt which is secured by the self-storage facilities acquired. During 2019, the Company contributed $5.7 million as is its share of capital to fund the acquisition of these five self-storage facilities.

[5]

Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $1.3 million during the year ended December 31, 2020 and $1.2 million during each of the years ended December 31, 2019 and 2018.

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

[10]

In the fourth quarter of 2020, the Company acquired the remaining 15% ownership of Urban Box for cash payment of $7.8 million which included the payoff of a $7.1 million mortgage loan previously entered into by Urban Box. The Company’s investment in Urban Box had historically been accounted for by the Company using the equity method of accounting. As a result of this transaction, the Company now owns 100% of Urban Box and has consolidated Urban Box in accordance with ASC 810, “Consolidation” since the date that the remaining 15% ownership interest was acquired. The allocated purchase price of Urban Box also includes the carrying value of the Company’s investment in Urban Box which totaled $3.4 million (see Note 4 for additional information on the accounting for this acquisition).

[11]

The Company has entered into six separate joint ventures, two of which are developing self-storage facilities in Ontario, Canada, and four of which are developing self-storage facilities in the New York City market. The Company has contributed an aggregate total of $9.1 million, $0.7 million, and $0.7 million in 2020, 2019, and 2018, respectively, as its share of capital to fund the development of these self-storage facilities.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures at December 31, 2020 are a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

During 2019, the Company acquired the remaining 60% ownership in RAP for cash payment of $46.4 million which included the payoff of a $30.0 million mortgage loan previously entered into by RAP and $0.7 million of transfer taxes. The Company’s investment in RAP had historically been accounted for by the Company using the equity method of accounting. As a result of this transaction, the Company now owns 100% of RAP and has consolidated RAP in accordance with ASC 810, “Consolidation,” since the date that the remaining 60% ownership interest was acquired. The allocated purchase price of RAP also includes the carrying value of the Company’s investment in RAP at the date of acquisition which totaled $10.7 million (see Note 4 for additional information on the accounting for this acquisition).

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $8.5 million, $8.9 million and $7.8 million in 2020, 2019 and 2018, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Sovran HHF	$3,743	$3,747	$3,285
Sovran HHF II	1,884	1,870	1,686
Other unconsolidated joint ventures	(789)	(1,051)	(849)
	$4,838	$4,566	$4,122

A summary of the combined unconsolidated joint ventures’ financial statements as of and for the year ended December 31, 2020 is as follows:

(dollars in thousands)
Balance Sheet Data:
Investment in storage facilities, net	$1,084,776
Investment in office building, net	4,374
Other assets	61,045
Total Assets	$1,150,195
Due to the Company	$1,064
Mortgages payable	533,361
Other liabilities	17,089
Total Liabilities	$551,514
Unaffiliated partners’ equity	458,159
Company equity	140,522
Total Partners’ Equity	598,681
Total Liabilities and Partners’ Equity	$1,150,195
Income Statement Data:
Total revenues	$126,847
Property operating expenses	(39,318)
Administrative, management and call center fees	(9,590)
Gain on sale of self-storage facilities	219,694
Depreciation and amortization of customer list	(29,575)
Amortization of financing fees	(962)
Income tax expense	(239)
Interest expense	(22,704)
Net income	$244,153

The Company does not guarantee the debt of any of its equity method investees.

We do not expect to have material future cash outlays relating to these joint ventures outside our share of capital for future acquisitions of properties, our share of capital required for the development of properties under construction, and our share of the payoff of secured debt held by these joint ventures.

A summary of our revenues, expenses and cash flows arising from the off-balance sheet arrangements with unconsolidated joint ventures for the three years ended December 31, 2020 are as follows:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Operating activities
Other operating income (management fees and acquisition fee income)	$8,694	$9,298	$7,848
General and administrative expenses (corporate office rent)	1,269	1,198	1,188
Equity in income of joint ventures	4,838	4,566	4,122
Distributions from unconsolidated joint ventures	14,098	10,165	8,561
(Advances to) receipts from joint ventures, net	(95)	(81)	391
Investing activities
Investment in unconsolidated joint ventures	(26,383)	(25,659)	(7,718)

12. SHAREHOLDERS’ EQUITY

On June 14, 2018, the Company entered into a continuous equity offering program with multiple sales agents, pursuant to which the Company was permitted to sell up to $300 million in aggregate offering price of shares of the Company’s common stock. This continuous equity offering program was replaced on December 29, 2020, when the Company entered into a new continuous equity offering program with multiple sales agents, pursuant to which the Company may sell up to $500 million in aggregate offering price of shares of the Company’s common stock. Actual sales under this continuous equity offering program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company. The Company expects to continue to offer, sell and issue shares of common stock under this equity program from time to time based on various factors and conditions, although the Company is under no obligation to sell any shares under this equity program.

During 2020, the Company issued 4,091,666 shares of common stock under these continuous equity offering programs at a weighted average issue price of $73.16, generating net proceeds of $296.0 million after deducting $3.0 million of sales commissions paid to the sales agents, as well as other expenses of $0.3 million. The Company used such proceeds primarily to fund a portion of the 40 self-storage facilities acquired in 2020. During 2019, and 2018, the Company did not issue any shares of common stock under these equity programs.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program in 2020, 2019, or 2018.

In 2013, the Company implemented a Dividend Reinvestment Plan. On August 2, 2017, the Company’s Board of Directors suspended the Dividend Reinvestment Plan. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during 2020, 2019, or 2018.

13. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly results of Life Storage, Inc. operations for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	2020 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$146,943	$147,013	$156,310	$166,505
Net income	36,625	36,648	37,288	41,799
Net income attributable to common shareholders	36,433	36,457	37,095	41,586
Net income per share attributable to common shareholders
Basic	$0.52	$0.52	$0.52	$0.57
Diluted	$0.52	$0.52	$0.52	$0.57

	2019 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$136,522	$145,028	$145,634	$147,555
Net income	34,637	40,964	140,746	43,730
Net income attributable to common shareholders	34,454	40,742	140,002	43,501
Net income per share attributable to common shareholders
Basic	$0.49	$0.58	$2.00	$0.63
Diluted	$0.49	$0.58	$1.99	$0.63

The following is a summary of quarterly results of Life Storage LP operations for the years ended December 31, 2020 and 2019 (dollars in thousands, except per unit data):

	2020 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$146,943	$147,013	$156,310	$166,505
Net income	36,625	36,648	37,288	41,799
Net income attributable to common unitholders	36,433	36,457	37,095	41,586
Net income per unit attributable to common unitholders
Basic	$0.52	$0.52	$0.52	$0.57
Diluted	$0.52	$0.52	$0.52	$0.57

	2019 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Operating revenue	$136,522	$145,028	$145,634	$147,555
Net income	34,637	40,964	140,746	43,730
Net income attributable to common unitholders	34,454	40,742	140,002	43,501
Net income per unit attributable to common unitholders
Basic	$0.49	$0.58	$2.00	$0.63
Diluted	$0.49	$0.58	$1.99	$0.63

See Note 2 for discussion of the Company’s three-for-two distribution of common stock announced by the Company on January 4, 2021. See Note 4 for a discussion of the depreciation resulting from the change in estimated useful lives of buildings identified for replacement at certain of the Company’s self-storage facilities. See note 5 for financing transactions entered into in 2020 and 2019.

14. COMMITMENTS AND CONTINGENCIES

The Company’s current practice is to conduct environmental investigations in connection with property acquisitions. At this time, the Company is not aware of any environmental contamination of any of its facilities that individually or in the aggregate would be material to the Company’s overall business, financial condition, or results of operations.

At December 31, 2020 the Company has approximately $26.1 million of operating lease commitments, excluding variable consideration. Future minimum lease payments on land and building leases related to self-storage facilities and the lease of the Company’s headquarters are as follows (dollars in thousands):

Year ending December 31:
2021	$2,388
2022	2,388
2023	2,388
2024	2,374
2025	2,402
Thereafter	14,180
Total	$26,120

At December 31, 2020, the Company was under contract to acquire ten self-storage facilities for an aggregate purchase price of $111.3 million. During January 2021, the Company completed the acquisition of two of these self-storage facilities for an aggregate purchase price of $26.3 million. The purchase of the remaining eight self-storage facilities is subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

At December 31, 2020, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $24.0 million under these contracts in 2021.

15. SUBSEQUENT EVENTS

On January 4, 2021, the Company declared a quarterly dividend of $0.74 per common share. The dividend was paid on January 27, 2021 to shareholders of record on January 15, 2021. The total dividend paid amounted to $55.8 million.

Also on January 4, 2021, the Company announced a three-for-two stock split of the Company’s common stock, to be made in the form of a 50% stock dividend. Shareholders of record at the close of business on January 15, 2021 received one additional share of Company stock for every two shares owned. These additional shares were distributed on January 27, 2021, with cash distributed in lieu of fractional shares based on the closing price on the record date.

As discussed in Note 14, in January 2021, the Company acquired two self-storage facilities for an aggregate purchase price of $26.3 million.

During January 2021, the Company issued 1,205,009 shares of common stock under the Company’s continuous equity offering program at a weighted average issuance price of $78.79 per share, generating net proceeds of $94.0 million.

On January 28, 2021, the Company into a contract to acquire two self-storage facilities for an aggregate purchase price of $39.3 million. Also, on February 19, 2021, the Company entered into a contract to acquire one self-storage facility from one of the Company’s unconsolidated joint ventures for an aggregate purchase price of $48.6 million. The purchases of these three self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Parent Company’s management conducted an evaluation of the effectiveness of the design and operation of the Parent Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Parent Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Parent Company’s disclosure controls and procedures were effective at December 31, 2020. There have not been changes in the Parent Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2020.

Management’s Report on Life Storage, Inc. Internal Control Over Financial Reporting

Management of Life Storage, Inc. (the “Parent Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The Parent Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Parent Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Parent Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Parent Company are being made only in accordance with authorizations of management and directors of the Parent Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Parent Company’s assets that could have a material effect on the financial statements.

The Parent Company’s management performed an assessment of the effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Parent Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Life Storage, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage, Inc. (the Parent Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Parent Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

February 23, 2021

Controls and Procedures (Operating Partnership)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Operating Partnership’s management conducted an evaluation of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership’s disclosure controls and procedures were effective at December 31, 2020. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2020.

Management’s Report on Life Storage LP Internal Control Over Financial Reporting

Management of Life Storage LP (the “Operating Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The Operating Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Operating Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Operating Partnership’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management performed an assessment of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on our assessment, management determined that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9A herein.

/S/ Joseph V. Saffire	/S/ Andrew J. Gregoire
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Life Storage LP

Opinion on Internal Control Over Financial Reporting

We have audited Life Storage LP’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Life Storage LP (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Buffalo, New York

February 23, 2021

Item 9B.	Other Information

Additional Federal Income Tax Considerations

The following supplements, and should be read together with, the general discussion of the tax considerations relating to our qualification as a REIT and the ownership and disposition of our common shares described under the title “Federal Income Tax Considerations” in our prospectus dated June 14, 2018 and prospectus supplement dated December 29, 2020. To the extent any information set forth under the title “Federal Income Tax Considerations” in such prospectus and prospectus supplement is inconsistent with this supplemental information, this supplemental information will apply and supersede the information in the prospectus. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first three paragraphs under the title “Federal Income Tax Considerations” in such prospectus.

The Coronavirus Aid, Relief, and Economic Security Act, Public Law 116-136, as further amended by Consolidated Appropriations Act, 2021, Public Law 116-260 (collectively, the “CARES Act”), made temporary changes to the limitations on the deductibility of business interest and net operating losses (“NOLs”). Prior to enactment of the CARES Act on March 27, 2020, the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business was limited to 30% of adjusted taxable income (“ATI”). The CARES Act increased the limitation to 50% of ATI for taxable years beginning in 2019 and 2020 unless the taxpayer elects out of the increased limitation rule. For partnerships, including the Operating Partnership, the 50% limitation only applies for the 2020 taxable year. Unless a partner elects otherwise, a special rule applies to allocations of excess business interest for the 2019 taxable year such that 50% of the net interest expense is not subject to any limitation in 2020 at the partner level. We have not made any decisions with respect to electing out of any of these provisions. If we do elect out of these provisions, we may have more REIT taxable income because we remain subject to the lower deductibility limitation.

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

The information contained in the Parent Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (“2021 Proxy Statement”), with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

The Company has adopted a code of ethics that applies to all of its directors, officers, and employees. The Company has made the Code of Ethics available on its website at http://www.lifestorage.com.

Item 11.	Executive Compensation

The information required is incorporated by reference to “Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to “Stock Ownership By Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to “Certain Transactions” and “Election of Directors—Director Independence” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference to “Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements of Life Storage, Inc. are included in Item 8.
(i)	Consolidated Balance Sheets as of December 31, 2020 and 2019;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2020, 2019 and 2018;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2020, 2019 and 2018;
(iv)	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2020, 2019 and 2018; and
(vi)	Notes to Consolidated Financial Statements.

The following consolidated financial statements of Life Storage LP are included in Item 8.

(i)	Consolidated Balance Sheets as of December 31, 2020 and 2019;
(ii)	Consolidated Statements of Operations for Years Ended December 31, 2020, 2019 and 2018;
(iii)	Consolidated Statements of Comprehensive Income for Years Ended December 31, 2020, 2019 and 2018;
(iv)	Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2020, 2019 and 2018;
(v)	Consolidated Statements of Cash Flows for Years Ended December 31, 2020, 2019 and 2018; and
(vi)	Notes to Consolidated Financial Statements.
2.	The following financial statement Schedule as of the period ended December 31, 2020 is included in this Annual Report on Form 10-K.

Schedule III Real Estate and Accumulated Depreciation at December 31, 2020.

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

4.12

Fourth Supplemental Indenture, dated as of September 23, 2020, among the Company, the Operating Partnership and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed September 23, 2020).

4.13	Form of Note representing the Notes (incorporated by reference to Exhibit 4.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed September 23, 2020).

4.14	Form of Guarantee (included in Exhibit 4.13).
4.15

Description of Securities Registered Under Section 12 of the Exchange Act of 1934.(incorporated by reference to Exhibit 4.12 to the Parent Company and the Operating Partnership Annual Report on 10-K filed February 25, 2020).

10.1+	2015 Award and Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2017).

10.2+	Deferred Compensation Plan for Directors (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 8, 2015).

10.3+

Form of Indemnification Agreements with members of the Board of Directors (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed February 16, 2021).

10.4

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

10.5

Note Purchase Agreement dated as of April 8, 2014 among the Parent Company, the Operating Partnership and the institutions named in Schedule A thereto as purchasers of $175 million, 4.533% Senior Guaranteed Notes, Series E due April 8, 2024 (incorporated by reference to Exhibit 10.1 to the Parent Company’s Current Report on Form 8-K filed April 9, 2014).

10.6

Amendment No. 2 to Note Purchase Agreement (2014) dated June 29, 2016 by and among the Parent Company and the Operating Partnership and the Required Holders (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 6, 2016).

10.7	Amendments to Note Purchase Agreement (2014) (incorporated by reference to Exhibit 10.25 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.8

Note Purchase Agreement dated as of July 21, 2016 among the Parent Company and the Operating Partnership and the institutions named in Schedule A thereto as purchasers (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed July 26, 2016).

10.9	Amendment to Note Purchase Agreement (2016) (incorporated by reference to Exhibit 10.27 to the Parent Company and the Operating Partnership’s Annual Report on Form 10-K filed February 27, 2018).

10.10+	Amended and Restated 2009 Outside Directors Stock Option and Award Plan (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 16, 2019).

10.11+	Outside Directors’ Stock Award Plan (incorporated by reference to the Parent Company’s Schedule 14A Proxy Statement filed April 17, 2020).

10.12*+	Outside Director Fee Schedule.

10.13+

Annual Incentive Compensation Plan for Executive Officers, as amended (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed May 3, 2018).

10.14+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Andrew J. Gregoire dated November 1, 2017 (incorporated by reference to Exhibit 10.5 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.15+

Amended and Restated Employment Agreement between the Parent Company, the Operating Partnership and Edward F. Killeen dated November 1, 2017 (incorporated by reference to Exhibit 10.6 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.16+

Employment Agreement between the Parent Company, the Operating Partnership and Joseph Saffire dated November 1, 2017 (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.17+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Quarterly Report on Form 10-Q filed November 3, 2017).

10.18+

Letter Agreement between the Parent Company and Joseph V. Saffire (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed March 1, 2019.

10.19+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).

10.20+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed February 27, 2017).
10.21+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).

10.22+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed January 4, 2018).
10.23+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 8, 2018).

10.24+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 of the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed May 8, 2018).
10.25+	Form of Long Term Incentive Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.26+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 21, 2018).
10.27+

Form of Long Term Incentive Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).

10.28+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and the Operating Partnership’s Current Report on Form 8-K filed December 19, 2019).
10.29+	Form of Long Term Restricted Stock Award Notice (incorporated by reference to Exhibit 10.1 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 18, 2020).
10.30+	Form of Performance-Based Award Notice (incorporated by reference to Exhibit 10.2 to the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 18, 2020).
10.31

Form of Equity Distribution Agreement, dated December 29, 2020, by and among the Parent Company, the Operating Partnership, Life Storage Holdings, Inc. and the Sales Agents (incorporated by reference to Exhibit 1.1 of the Parent Company and Operating Partnership’s Current Report on Form 8-K filed December 29, 2020).

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

101*

The following financial statements from the Life Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2020 and 2019;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2020, 2019 and 2018;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2020, 2019 and 2018;

(iv)   Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2020, 2019 and 2018;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2020, 2019 and 2018; and

(vi)   Notes to Consolidated Financial Statements.

The following financial statements from the Life Storage LP’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL, as follows:

(i)     Consolidated Balance Sheets at December 31, 2020 and 2019;

(ii)    Consolidated Statements of Operations for Years Ended December 31, 2020, 2019 and 2018;

(iii)  Consolidated Statements of Comprehensive Income for Years Ended December 31, 2020, 2019 and 2018;

(iv)   Consolidated Statements of Partners’ Capital for Years Ended December 31, 2020, 2019 and 2018;

(v)    Consolidated Statements of Cash Flows for Years Ended December 31, 2020, 2019 and 2018; and

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

February 23, 2021	LIFE STORAGE, INC.

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

February 23, 2021		LIFE STORAGE LP

	By:	/s/ Andrew J. Gregoire
Andrew J. Gregoire Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark G. Barberio	Chair of Board and Director of Life Storage, Inc.	February 23, 2021
Mark G. Barberio

/s/ Joseph V. Saffire	Chief Executive Officer (Principal Executive Officer) and	February 23, 2021
Joseph V. Saffire	Director of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Andrew J. Gregoire	Chief Financial Officer (Principal Financial and Accounting	February 23, 2021
Andrew J. Gregoire	Officer) of Life Storage, Inc. and Life Storage Holdings, Inc., general partner of Life Storage LP

/s/ Charles E. Lannon	Director of Life Storage, Inc.	February 23, 2021
Charles E. Lannon

/s/ Stephen R. Rusmisel	Director of Life Storage, Inc.	February 23, 2021
Stephen R. Rusmisel

/s/ Arthur L. Havener, Jr.	Director of Life Storage, Inc.	February 23, 2021
Arthur L. Havener, Jr.

/s/ Dana Hamilton	Director of Life Storage, Inc.	February 23, 2021

Dana Hamilton

/s/ Edward J. Pettinella	Director of Life Storage, Inc.	February 23, 2021

Edward J. Pettinella

/s/ David L. Rogers	Director of Life Storage, Inc.	February 23, 2021

David L. Rogers

/s/ Susan S. Harnett	Director of Life Storage, Inc.	February 23, 2021

Susan S. Harnett

Life Storage, Inc. and Life Storage LP

Schedule III

Combined Real Estate and Accumulated Depreciation

(in thousands)

December 31, 2020

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Charleston	SC		$416	$1,516	$2,473	$416	$3,989	$4,405	$2,000	1985	6/26/1995	5 to 40 years
Lakeland	FL		397	1,424	1,761	397	3,185	3,582	1,625	1985	6/26/1995	5 to 40 years
Charlotte	NC		308	1,102	3,686	747	4,349	5,096	1,705	1986	6/26/1995	5 to 40 years
Youngstown	OH		239	1,110	2,634	239	3,744	3,983	1,680	1980	6/26/1995	5 to 40 years
Cleveland	OH		701	1,659	3,838	1,036	5,162	6,198	1,934	1987/15	6/26/1995	5 to 40 years
Pt. St. Lucie	FL		395	1,501	3,499	779	4,616	5,395	1,543	1985/2019	6/26/1995	5 to 40 years
Orlando - Deltona	FL		483	1,752	2,472	483	4,224	4,707	2,230	1984	6/26/1995	5 to 40 years
NY Metro-Middletown	NY		224	808	4,545	224	5,353	5,577	1,404	1988/17	6/26/1995	5 to 40 years
Buffalo	NY		423	1,531	4,159	497	5,616	6,113	2,501	1981	6/26/1995	5 to 40 years
Rochester	NY		395	1,404	3,460	395	4,864	5,259	1,062	1981	6/26/1995	5 to 40 years
Jacksonville	FL		152	728	3,947	687	4,140	4,827	1,488	1985	6/26/1995	5 to 40 years
Boston	MA		363	1,679	935	363	2,614	2,977	1,549	1980	6/26/1995	5 to 40 years
Rochester	NY		230	847	2,345	234	3,188	3,422	1,197	1980	6/26/1995	5 to 40 years
Boston	MA		680	1,616	952	680	2,568	3,248	1,468	1986	6/26/1995	5 to 40 years
Savannah	GA		463	1,684	4,996	1,445	5,698	7,143	3,008	1981	6/26/1995	5 to 40 years
Raleigh-Durham	NC		649	2,329	1,657	649	3,986	4,635	2,194	1985	6/26/1995	5 to 40 years
Hartford-New Haven	CT		387	1,402	4,051	387	5,453	5,840	2,022	1985	6/26/1995	5 to 40 years
Atlanta	GA		844	2,021	1,074	844	3,095	3,939	1,825	1988	6/26/1995	5 to 40 years
Atlanta	GA		302	1,103	756	303	1,858	2,161	1,099	1988	6/26/1995	5 to 40 years
Buffalo	NY		315	745	4,108	517	4,651	5,168	1,804	1984	6/26/1995	5 to 40 years
Raleigh-Durham	NC		321	1,150	3,534	321	4,684	5,005	1,485	1985	6/26/1995	5 to 40 years
Columbia	SC		189	719	4,410	189	5,129	5,318	818	1989/2020	6/26/1995	5 to 40 years
Atlanta	GA		430	1,579	2,439	602	3,846	4,448	1,908	1988	6/26/1995	5 to 40 years
Orlando	FL		513	1,930	955	513	2,885	3,398	1,764	1988	6/26/1995	5 to 40 years
Sharon	PA		194	912	715	194	1,627	1,821	946	1975	6/26/1995	5 to 40 years
Ft. Lauderdale	FL		1,503	3,619	1,597	1,503	5,216	6,719	2,814	1985	6/26/1995	5 to 40 years
West Palm	FL		398	1,035	706	398	1,741	2,139	992	1985	6/26/1995	5 to 40 years
Atlanta	GA		423	1,015	3,421	424	4,435	4,859	1,055	1989	6/26/1995	5 to 40 years
Atlanta	GA		483	1,166	1,355	483	2,521	3,004	1,342	1988	6/26/1995	5 to 40 years
Atlanta	GA		308	1,116	1,051	308	2,167	2,475	1,235	1986	6/26/1995	5 to 40 years
Atlanta	GA		170	786	986	174	1,768	1,942	996	1981	6/26/1995	5 to 40 years
Atlanta	GA		413	999	947	413	1,946	2,359	1,245	1975	6/26/1995	5 to 40 years
Baltimore	MD		154	555	1,589	306	1,992	2,298	1,035	1984	6/26/1995	5 to 40 years
Baltimore	MD		479	1,742	3,258	479	5,000	5,479	2,363	1988	6/26/1995	5 to 40 years
Melbourne	FL		883	2,104	5,387	883	7,491	8,374	2,312	1986/2019	6/26/1995	5 to 40 years
Newport News	VA		316	1,471	1,183	316	2,654	2,970	1,544	1988	6/26/1995	5 to 40 years
Pensacola	FL		632	2,962	2,030	651	4,973	5,624	2,950	1983	6/26/1995	5 to 40 years
Hartford	CT		715	1,695	1,446	715	3,141	3,856	1,804	1988	6/26/1995	5 to 40 years
Atlanta	GA		304	1,118	3,024	619	3,827	4,446	1,922	1988	6/26/1995	5 to 40 years
Alexandria	VA		1,375	3,220	3,196	1,376	6,415	7,791	3,598	1984	6/26/1995	5 to 40 years
Pensacola	FL		244	901	751	244	1,652	1,896	968	1986	6/26/1995	5 to 40 years
Melbourne	FL		834	2,066	3,590	1,591	4,899	6,490	1,996	1986/15	6/26/1995	5 to 40 years
Hartford	CT		234	861	3,649	612	4,132	4,744	1,653	1992	6/26/1995	5 to 40 years
Atlanta	GA		256	1,244	2,469	256	3,713	3,969	1,878	1988	6/26/1995	5 to 40 years
Norfolk	VA		313	1,462	2,856	313	4,318	4,631	1,907	1984	6/26/1995	5 to 40 years
Birmingham	AL		307	1,415	1,953	385	3,290	3,675	1,747	1990	6/26/1995	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Birmingham	AL		730	1,725	3,073	730	4,798	5,528	2,032	1990	6/26/1995	5 to 40 years
Montgomery	AL		863	2,041	1,574	863	3,615	4,478	1,996	1982	6/26/1995	5 to 40 years
Jacksonville	FL		326	1,515	1,471	326	2,986	3,312	1,496	1987	6/26/1995	5 to 40 years
Pensacola	FL		369	1,358	3,550	369	4,908	5,277	2,404	1986	6/26/1995	5 to 40 years
Pensacola	FL		244	1,128	2,959	720	3,611	4,331	1,570	1990	6/26/1995	5 to 40 years
Pensacola	FL		226	1,046	991	226	2,037	2,263	1,164	1990	6/26/1995	5 to 40 years
Tampa	FL		1,088	2,597	1,728	1,088	4,325	5,413	2,443	1989	6/26/1995	5 to 40 years
Clearwater	FL		526	1,958	1,630	526	3,588	4,114	2,007	1985	6/26/1995	5 to 40 years
Clearwater-Largo	FL		672	2,439	1,248	672	3,687	4,359	2,104	1988	6/26/1995	5 to 40 years
Providence	RI		345	1,268	2,148	486	3,275	3,761	1,521	1984	6/26/1995	5 to 40 years
Norfolk - Virginia Beach	VA		1,142	4,998	3,711	1,142	8,709	9,851	4,075	1989/93/95/16	6/26/1995	5 to 40 years
Richmond	VA		443	1,602	1,267	443	2,869	3,312	1,661	1987	8/25/1995	5 to 40 years
Orlando	FL		1,161	2,755	3,035	1,162	5,789	6,951	2,684	1986/15	9/29/1995	5 to 40 years
Syracuse	NY		470	1,712	1,831	472	3,541	4,013	1,896	1987	12/27/1995	5 to 40 years
Ft. Myers	FL		205	912	857	206	1,768	1,974	968	1988	12/28/1995	5 to 40 years
Ft. Myers	FL		412	1,703	958	413	2,660	3,073	1,639	1991/94	12/28/1995	5 to 40 years
Harrisburg	PA		360	1,641	3,399	360	5,040	5,400	1,377	1983	12/29/1995	5 to 40 years
Harrisburg	PA		627	2,224	5,300	692	7,459	8,151	2,709	1985	12/29/1995	5 to 40 years
Newport News	VA		442	1,592	1,572	442	3,164	3,606	1,711	1988/93	1/5/1996	5 to 40 years
Montgomery	AL		353	1,299	1,275	353	2,574	2,927	1,295	1984	1/23/1996	5 to 40 years
Charleston	SC		237	858	1,093	245	1,943	2,188	1,118	1985	3/1/1996	5 to 40 years
Tampa	FL		766	1,800	1,137	766	2,937	3,703	1,628	1985	3/28/1996	5 to 40 years
Dallas-Ft.Worth	TX		442	1,767	476	442	2,243	2,685	1,390	1987	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		408	1,662	1,574	408	3,236	3,644	1,767	1986	3/29/1996	5 to 40 years
Dallas-Ft.Worth	TX		328	1,324	4,826	328	6,150	6,478	310	2018	3/29/1996	5 to 40 years
San Antonio	TX		436	1,759	1,746	436	3,505	3,941	1,883	1986	3/29/1996	5 to 40 years
San Antonio	TX		289	1,161	2,526	289	3,687	3,976	746	2012	3/29/1996	5 to 40 years
Montgomery	AL		279	1,014	1,592	433	2,452	2,885	1,273	1988	5/21/1996	5 to 40 years
West Palm	FL		345	1,262	689	345	1,951	2,296	1,101	1986	5/29/1996	5 to 40 years
Ft. Myers	FL		229	884	2,907	383	3,637	4,020	1,221	1986	5/29/1996	5 to 40 years
Syracuse	NY		481	1,559	2,745	671	4,114	4,785	2,214	1983	6/5/1996	5 to 40 years
Lakeland	FL		359	1,287	1,454	359	2,741	3,100	1,593	1988	6/26/1996	5 to 40 years
Boston - Springfield	MA		251	917	2,591	297	3,462	3,759	1,890	1986	6/28/1996	5 to 40 years
Ft. Myers	FL		344	1,254	758	310	2,046	2,356	1,177	1987	6/28/1996	5 to 40 years
Cincinnati	OH		557	1,988	1,040	688	2,897	3,585	1,234	1988	7/23/1996	5 to 40 years
Baltimore	MD		777	2,770	942	777	3,712	4,489	2,159	1990	7/26/1996	5 to 40 years
Jacksonville	FL		568	2,028	1,937	568	3,965	4,533	2,119	1987	8/23/1996	5 to 40 years
Jacksonville	FL		436	1,635	1,211	436	2,846	3,282	1,565	1985	8/26/1996	5 to 40 years
Jacksonville	FL		535	2,033	775	538	2,805	3,343	1,689	1987/92	8/30/1996	5 to 40 years
Charlotte	NC		487	1,754	785	487	2,539	3,026	1,442	1995	9/16/1996	5 to 40 years
Charlotte	NC		315	1,131	635	315	1,766	2,081	1,032	1995	9/16/1996	5 to 40 years
Orlando	FL		314	1,113	1,467	314	2,580	2,894	1,434	1975	10/30/1996	5 to 40 years
Rochester	NY		704	2,496	3,252	707	5,745	6,452	2,566	1990	12/20/1996	5 to 40 years
Youngstown	OH		600	2,142	2,840	693	4,889	5,582	2,283	1988	1/10/1997	5 to 40 years
Cleveland	OH		751	2,676	4,607	751	7,283	8,034	3,158	1986	1/10/1997	5 to 40 years
Cleveland	OH		725	2,586	2,631	725	5,217	5,942	2,704	1978	1/10/1997	5 to 40 years

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Cleveland	OH		637	2,918	2,238	701	5,092	5,793	3,227	1979	1/10/1997	5 to 40 years
Cleveland	OH		495	1,781	4,236	495	6,017	6,512	2,063	1979/17	1/10/1997	5 to 40 years
Cleveland	OH		761	2,714	1,982	761	4,696	5,457	2,732	1977	1/10/1997	5 to 40 years
Cleveland	OH		418	1,921	3,066	418	4,987	5,405	2,452	1970	1/10/1997	5 to 40 years
Cleveland	OH		606	2,164	1,632	606	3,796	4,402	1,997	1982	1/10/1997	5 to 40 years
San Antonio	TX		346	1,236	685	346	1,921	2,267	1,097	1985	1/30/1997	5 to 40 years
San Antonio	TX		432	1,560	2,278	432	3,838	4,270	2,069	1995	1/30/1997	5 to 40 years
Houston-Beaumont	TX		634	2,565	4,826	634	7,391	8,025	2,699	1993/95/16	3/26/1997	5 to 40 years
Houston-Beaumont	TX		566	2,279	619	566	2,898	3,464	1,672	1995	3/26/1997	5 to 40 years
Houston-Beaumont	TX		293	1,357	730	293	2,087	2,380	1,132	1995	3/26/1997	5 to 40 years
Chesapeake	VA		260	1,043	4,922	260	5,965	6,225	2,148	1988/95	3/31/1997	5 to 40 years
Orlando-W 25th St	FL		289	1,160	2,659	616	3,492	4,108	1,307	1984	3/31/1997	5 to 40 years
Savannah	GA		296	1,196	688	296	1,884	2,180	1,053	1988	5/8/1997	5 to 40 years
Delray	FL		921	3,282	1,297	921	4,579	5,500	2,496	1980	5/21/1997	5 to 40 years
Cleveland-Avon	OH		301	1,214	2,413	304	3,624	3,928	1,823	1989	6/4/1997	5 to 40 years
Atlanta-Alpharetta	GA		1,033	3,753	881	1,033	4,634	5,667	2,663	1994	7/24/1997	5 to 40 years
Atlanta-Marietta	GA		769	2,788	861	825	3,593	4,418	2,017	1996	7/24/1997	5 to 40 years
Atlanta-Doraville	GA		735	3,429	666	735	4,095	4,830	2,367	1995	8/21/1997	5 to 40 years
Baton Rouge-Airline	LA		396	1,831	1,319	421	3,125	3,546	1,690	1982	10/9/1997	5 to 40 years
Baton Rouge-Airline2	LA		282	1,303	670	282	1,973	2,255	1,097	1985	11/21/1997	5 to 40 years
Harrisburg-Peiffers	PA		635	2,550	866	637	3,414	4,051	1,954	1984	12/3/1997	5 to 40 years
Tampa-E. Hillsborough	FL		709	3,235	1,198	709	4,433	5,142	2,497	1985	2/4/1998	5 to 40 years
NY Metro-Middletown	NY		843	3,394	4,757	843	8,151	8,994	2,773	1989/95	2/4/1998	5 to 40 years
Chesapeake-Military	VA		542	2,210	3,304	542	5,514	6,056	2,054	1996/2019	2/5/1998	5 to 40 years
Chesapeake-Volvo	VA		620	2,532	1,639	620	4,171	4,791	2,189	1995	2/5/1998	5 to 40 years
Norfolk-Naval Base	VA		1,243	5,019	1,219	1,243	6,238	7,481	3,481	1975	2/5/1998	5 to 40 years
Boston-Northbridge	MA		441	1,788	1,234	694	2,769	3,463	1,141	1988	2/9/1998	5 to 40 years
Titusville	FL		492	1,990	6,053	688	7,847	8,535	1,383	1986/90/2020	2/25/1998	5 to 40 years
Boston-Salem	MA		733	2,941	2,001	733	4,942	5,675	4,230	1979	3/3/1998	5 to 40 years
Providence	RI		702	2,821	4,380	702	7,201	7,903	3,033	1984/88	3/26/1998	5 to 40 years
Chattanooga-Lee Hwy	TN		384	1,371	727	384	2,098	2,482	1,243	1987	3/27/1998	5 to 40 years
Chattanooga-Hwy 58	TN		296	1,198	2,408	414	3,488	3,902	1,659	1985	3/27/1998	5 to 40 years
Ft. Oglethorpe	GA		349	1,250	1,922	464	3,057	3,521	1,403	1989	3/27/1998	5 to 40 years
Birmingham-Walt	AL		544	1,942	1,401	544	3,343	3,887	1,894	1984	3/27/1998	5 to 40 years
Salem-Policy	NH		742	2,977	734	742	3,711	4,453	2,050	1980	4/7/1998	5 to 40 years
Raleigh-Durham	NC		775	3,103	4,092	775	7,195	7,970	1,845	1988/91/2019	4/9/1998	5 to 40 years
Youngstown-Warren	OH		522	1,864	1,669	569	3,486	4,055	1,817	1986	4/22/1998	5 to 40 years
Youngstown-Warren	OH		512	1,829	2,965	633	4,673	5,306	2,032	1986/16	4/22/1998	5 to 40 years
Houston-Katy	TX		419	1,524	4,185	419	5,709	6,128	2,217	1994	5/20/1998	5 to 40 years
Melbourne	FL		662	2,654	3,747	662	6,401	7,063	2,177	1985/07/15	6/2/1998	5 to 40 years
Vero Beach	FL		489	1,813	1,879	584	3,597	4,181	1,474	1997	6/12/1998	5 to 40 years
Houston-Humble	TX		447	1,790	2,896	740	4,393	5,133	1,953	1986	6/16/1998	5 to 40 years
Houston-Webster	TX		635	2,302	664	635	2,966	3,601	1,533	1997	6/19/1998	5 to 40 years
San Marcos	TX		324	1,493	2,383	324	3,876	4,200	1,761	1994	6/30/1998	5 to 40 years
Hollywood-Sheridan	FL		1,208	4,854	956	1,208	5,810	7,018	3,202	1988	7/1/1998	5 to 40 years
Pompano Beach-Atlantic	FL		944	3,803	921	944	4,724	5,668	2,646	1985	7/1/1998	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Pompano Beach-Sample	FL		903	3,643	820	903	4,463	5,366	2,419	1988	7/1/1998	5 to 40 years
Boca Raton-18th St	FL		1,503	6,059	(1,583)	851	5,128	5,979	2,809	1991	7/1/1998	5 to 40 years
Hollywood-N.21st	FL		840	3,373	674	840	4,047	4,887	2,313	1987	8/3/1998	5 to 40 years
Dallas-Fort Worth	TX		550	1,998	967	550	2,965	3,515	1,518	1996	9/29/1998	5 to 40 years
Dallas-Fort Worth	TX		670	2,407	1,889	670	4,296	4,966	2,195	1996	10/9/1998	5 to 40 years
Cincinnati-Batavia	OH		390	1,570	4,186	376	5,770	6,146	1,475	1988/2020	11/19/1998	5 to 40 years
Providence	RI		447	1,776	1,100	447	2,876	3,323	1,538	1986/94	2/2/1999	5 to 40 years
Lafayette-Ambassador	LA		314	1,095	5,951	314	7,046	7,360	283	2019	2/17/1999	5 to 40 years
Phoenix-Glendale	AZ		565	2,596	825	565	3,421	3,986	1,874	1997	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		330	1,309	2,718	733	3,624	4,357	1,535	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		339	1,346	957	339	2,303	2,642	1,148	1986	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		291	1,026	1,415	291	2,441	2,732	1,087	1976	5/18/1999	5 to 40 years
Phoenix-Mesa	AZ		354	1,405	918	354	2,323	2,677	1,120	1986	5/18/1999	5 to 40 years
Phoenix-Bell	AZ		872	3,476	3,760	872	7,236	8,108	3,099	1984	5/18/1999	5 to 40 years
Phoenix-35th Ave	AZ		849	3,401	1,071	849	4,472	5,321	2,462	1996	5/21/1999	5 to 40 years
Portland	ME		410	1,626	2,141	410	3,767	4,177	1,786	1988	8/2/1999	5 to 40 years
Space Coast-Cocoa	FL		667	2,373	1,230	667	3,603	4,270	1,872	1982	9/29/1999	5 to 40 years
Dallas-Fort Worth	TX		335	1,521	983	335	2,504	2,839	1,194	1985	11/9/1999	5 to 40 years
NY Metro-Middletown	NY		276	1,312	4,614	276	5,926	6,202	1,446	1998/2019	2/2/2000	5 to 40 years
Boston-N. Andover	MA		633	2,573	1,142	633	3,715	4,348	1,836	1989	2/15/2000	5 to 40 years
Houston-Seabrook	TX		633	2,617	5,872	583	8,539	9,122	1,318	1996/2020	3/1/2000	5 to 40 years
Ft. Lauderdale	FL		384	1,422	1,012	384	2,434	2,818	1,173	1994	5/2/2000	5 to 40 years
Birmingham-Bessemer	AL		254	1,059	3,495	332	4,476	4,808	1,358	1998	11/15/2000	5 to 40 years
NY Metro-Brewster	NY		1,716	6,920	1,897	1,981	8,552	10,533	3,110	1991/97	12/27/2000	5 to 40 years
Austin-Lamar	TX		837	2,977	3,826	966	6,674	7,640	2,006	1996/99	2/22/2001	5 to 40 years
Houston	TX		733	3,392	1,385	841	4,669	5,510	1,840	1993/97	3/2/2001	5 to 40 years
Ft.Myers	FL		787	3,249	848	902	3,982	4,884	1,718	1997	3/13/2001	5 to 40 years
Boston-Dracut	MA		1,035	3,737	6,043	1,104	9,711	10,815	1,692	1986/2020	12/1/2001	5 to 40 years
Boston-Methuen	MA		1,024	3,649	947	1,091	4,529	5,620	2,125	1984	12/1/2001	5 to 40 years
Myrtle Beach	SC		552	1,970	3,291	589	5,224	5,813	1,471	1984/2019	12/1/2001	5 to 40 years
Maine-Saco	ME		534	1,914	4,999	938	6,509	7,447	1,337	1988/2019	12/3/2001	5 to 40 years
Boston-Plymouth	MA		1,004	4,584	2,486	1,004	7,070	8,074	3,014	1996	12/19/2001	5 to 40 years
Boston-Sandwich	MA		670	3,060	665	714	3,681	4,395	1,731	1984	12/19/2001	5 to 40 years
Syracuse	NY		294	1,203	1,295	327	2,465	2,792	1,025	1987	2/5/2002	5 to 40 years
Dallas-Fort Worth	TX		734	2,956	1,098	784	4,004	4,788	1,805	1984	2/13/2002	5 to 40 years
San Antonio-Hunt	TX		381	1,545	6,737	618	8,045	8,663	2,063	1980/17	2/13/2002	5 to 40 years
Houston-Humble	TX		919	3,696	718	852	4,481	5,333	2,047	1998/02	6/19/2002	5 to 40 years
Houston-Pasadena	TX		612	2,468	514	612	2,982	3,594	1,385	1999	6/19/2002	5 to 40 years
Houston-Montgomery	TX		817	3,286	2,262	1,119	5,246	6,365	2,254	1998	6/19/2002	5 to 40 years
Houston-S. Hwy 6	TX		407	1,650	901	407	2,551	2,958	1,018	1997	6/19/2002	5 to 40 years
Houston-Beaumont	TX		817	3,287	3,571	817	6,858	7,675	2,029	1996/17	6/19/2002	5 to 40 years
The Hamptons	NY		2,207	8,866	968	2,207	9,834	12,041	5,452	1989/95	12/16/2002	5 to 40 years
The Hamptons	NY		1,131	4,564	682	1,131	5,246	6,377	2,366	1998	12/16/2002	5 to 40 years
The Hamptons	NY		635	2,918	461	635	3,379	4,014	1,540	1997	12/16/2002	5 to 40 years
The Hamptons	NY		1,251	5,744	976	1,252	6,719	7,971	2,892	1994/98	12/16/2002	5 to 40 years
Dallas-Fort Worth	TX		1,039	4,201	502	1,039	4,703	5,742	2,002	1995/99	8/26/2003	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas-Fort Worth	TX		827	3,776	702	827	4,478	5,305	1,886	1998/01	10/1/2003	5 to 40 years
Stamford	CT		2,713	11,013	903	2,713	11,916	14,629	5,158	1998	3/17/2004	5 to 40 years
Houston-Tomball	TX		773	3,170	1,955	773	5,125	5,898	2,134	2000	5/19/2004	5 to 40 years
Houston-Conroe	TX		1,195	4,877	521	1,195	5,398	6,593	2,260	2001	5/19/2004	5 to 40 years
Houston-Spring	TX		1,103	4,550	1,235	1,103	5,785	6,888	2,286	2001	5/19/2004	5 to 40 years
Houston-Bissonnet	TX		1,061	4,427	3,109	1,061	7,536	8,597	2,977	2003	5/19/2004	5 to 40 years
Houston-Alvin	TX		388	1,640	1,082	388	2,722	3,110	1,112	2003	5/19/2004	5 to 40 years
Clearwater	FL		1,720	6,986	464	1,720	7,450	9,170	3,174	2001	6/3/2004	5 to 40 years
Houston-Missouri City	TX		1,167	4,744	3,701	1,566	8,046	9,612	3,014	1998	6/23/2004	5 to 40 years
Chattanooga-Hixson	TN		1,365	5,569	2,248	1,365	7,817	9,182	3,143	1998/02	8/4/2004	5 to 40 years
Austin-Round Rock	TX		2,047	5,857	1,059	1,976	6,987	8,963	2,914	2000	8/5/2004	5 to 40 years
Long Island-Bayshore	NY		1,131	4,609	301	1,131	4,910	6,041	1,966	2003	3/15/2005	5 to 40 years
Syracuse - Cicero	NY		527	2,121	3,378	527	5,499	6,026	1,596	1988/02/16	3/16/2005	5 to 40 years
Boston-Springfield	MA		612	2,501	979	612	3,480	4,092	1,211	1965/75	4/12/2005	5 to 40 years
Stamford	CT		1,612	6,585	436	1,612	7,021	8,633	2,865	2002	4/14/2005	5 to 40 years
Montgomery-Richard	AL		1,906	7,726	549	1,906	8,275	10,181	3,296	1997	6/1/2005	5 to 40 years
Houston-Jones	TX		1,214	4,949	956	1,215	5,904	7,119	2,212	1997/99	6/6/2005	5 to 40 years
Boston-Oxford	MA		470	1,902	4,577	470	6,479	6,949	1,485	2002	6/23/2005	5 to 40 years
Austin-290E	TX		537	2,183	6,172	491	8,401	8,892	1,415	2003/17	7/12/2005	5 to 40 years
San Antonio-Marbach	TX		556	2,265	809	556	3,074	3,630	1,228	2003	7/12/2005	5 to 40 years
Austin-South 1st	TX		754	3,065	467	754	3,532	4,286	1,410	2003	7/12/2005	5 to 40 years
Atlanta-Marietta	GA		811	3,397	653	811	4,050	4,861	1,614	2003	9/15/2005	5 to 40 years
Baton Rouge	LA		719	2,927	2,743	719	5,670	6,389	1,834	1984/94	11/15/2005	5 to 40 years
San Marcos-Hwy 35S	TX		628	2,532	3,494	982	5,672	6,654	1,377	2001/16	1/10/2006	5 to 40 years
Houston-Baytown	TX		596	2,411	735	596	3,146	3,742	1,078	2002	1/10/2006	5 to 40 years
Houston-Cypress	TX		721	2,994	2,530	721	5,524	6,245	1,904	2003	1/13/2006	5 to 40 years
Rochester	NY		937	3,779	349	937	4,128	5,065	1,565	2002/06	2/1/2006	5 to 40 years
Houston-Jones Rd 2	TX		707	2,933	3,023	707	5,956	6,663	2,148	2000	3/9/2006	5 to 40 years
Manchester	NH		832	3,268	203	832	3,471	4,303	1,332	2000	4/26/2006	5 to 40 years
Clearwater-Largo	FL		1,270	5,037	536	1,270	5,573	6,843	2,092	1998	6/22/2006	5 to 40 years
Clearwater-Pinellas Park	FL		929	3,676	399	929	4,075	5,004	1,501	2000	6/22/2006	5 to 40 years
Clearwater-Tarpon Spring	FL		696	2,739	286	696	3,025	3,721	1,147	1999	6/22/2006	5 to 40 years
New Orleans	LA		1,220	4,805	385	1,220	5,190	6,410	1,949	2000	6/22/2006	5 to 40 years
St Louis-Meramec	MO		1,113	4,359	2,762	1,113	7,121	8,234	1,755	1999/2019	6/22/2006	5 to 40 years
St Louis-Charles Rock	MO		766	3,040	1,547	766	4,587	5,353	1,468	1999	6/22/2006	5 to 40 years
St Louis-Shackelford	MO		828	3,290	318	828	3,608	4,436	1,349	1999	6/22/2006	5 to 40 years
St Louis-W.Washington	MO		734	2,867	2,657	734	5,524	6,258	1,712	1980/01/15	6/22/2006	5 to 40 years
St Louis-Howdershell	MO		899	3,596	393	899	3,989	4,888	1,481	2000	6/22/2006	5 to 40 years
St Louis-Lemay Ferry	MO		890	3,552	559	890	4,111	5,001	1,517	1999	6/22/2006	5 to 40 years
St Louis-Manchester	MO		697	2,711	270	697	2,981	3,678	1,114	2000	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,256	4,946	774	1,256	5,720	6,976	2,082	1998/03	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		605	2,434	421	605	2,855	3,460	999	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		607	2,428	387	607	2,815	3,422	1,024	2004	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		1,073	4,276	210	1,073	4,486	5,559	1,642	2003	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		549	2,180	1,229	549	3,409	3,958	1,168	1998	6/22/2006	5 to 40 years
Dallas-Fort Worth	TX		644	2,542	428	644	2,970	3,614	1,031	1999	6/22/2006	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Blanco	TX		963	3,836	329	963	4,165	5,128	1,577	2004	6/22/2006	5 to 40 years
San Antonio-Broadway	TX		773	3,060	2,362	773	5,422	6,195	1,769	2000	6/22/2006	5 to 40 years
San Antonio-Huebner	TX		1,175	4,624	483	1,175	5,107	6,282	1,878	1998	6/22/2006	5 to 40 years
Nashua	NH		617	2,422	782	617	3,204	3,821	1,152	1989	6/29/2006	5 to 40 years
Chattanooga-Lee Hwy II	TN		619	2,471	309	619	2,780	3,399	1,027	2002	8/7/2006	5 to 40 years
Montgomery-E.S.Blvd	AL		1,158	4,639	1,399	1,158	6,038	7,196	2,190	1996/97	9/28/2006	5 to 40 years
Auburn-Pepperell Pkwy	AL		590	2,361	735	590	3,096	3,686	1,132	1998	9/28/2006	5 to 40 years
Auburn-Gatewood Dr	AL		694	2,758	489	694	3,247	3,941	1,149	2002/03	9/28/2006	5 to 40 years
Columbus-Williams Rd	GA		736	2,905	515	736	3,420	4,156	1,246	2002/04/06	9/28/2006	5 to 40 years
Columbus-Miller Rd	GA		975	3,854	1,501	975	5,355	6,330	1,659	1995	9/28/2006	5 to 40 years
Columbus-Armour Rd	GA		—	3,680	398	—	4,078	4,078	1,493	2004/05	9/28/2006	5 to 40 years
Columbus-Amber Dr	GA		439	1,745	454	439	2,199	2,638	849	1998	9/28/2006	5 to 40 years
Concord	NH		813	3,213	2,119	813	5,332	6,145	1,821	2000	10/31/2006	5 to 40 years
Houston-Beaumont	TX		929	3,647	477	930	4,123	5,053	1,434	2002/04	3/8/2007	5 to 40 years
Houston-Beaumont	TX		1,537	6,018	914	1,537	6,932	8,469	2,430	2003/06	3/8/2007	5 to 40 years
Buffalo-Langner Rd	NY		532	2,119	3,763	532	5,882	6,414	1,531	1993/07/15	3/30/2007	5 to 40 years
Buffalo-Transit Rd	NY		437	1,794	800	437	2,594	3,031	879	1998	3/30/2007	5 to 40 years
Buffalo-Lake Ave	NY		638	2,531	3,030	638	5,561	6,199	1,463	1997/06	3/30/2007	5 to 40 years
Buffalo-Union Rd	NY		348	1,344	3,807	348	5,151	5,499	835	1998/2019	3/30/2007	5 to 40 years
Buffalo-NF Blvd	NY		323	1,331	268	323	1,599	1,922	609	1998	3/30/2007	5 to 40 years
Buffalo-Young St	NY		315	2,185	4,423	881	6,042	6,923	1,207	1999/00/20	3/30/2007	5 to 40 years
Buffalo-Sheridan Dr	NY		961	3,827	2,703	961	6,530	7,491	2,011	1999	3/30/2007	5 to 40 years
Bufrfalo-Transit Rd	NY		375	1,498	896	375	2,394	2,769	773	1990/95	3/30/2007	5 to 40 years
Rochester-Phillips Rd	NY		1,003	4,002	221	1,003	4,223	5,226	1,473	1999	3/30/2007	5 to 40 years
San Antonio-Foster	TX		676	2,685	539	676	3,224	3,900	1,204	2003/06	5/21/2007	5 to 40 years
Huntsville-Memorial Pkwy	AL		1,607	6,338	1,208	1,677	7,476	9,153	2,570	1989/06	6/1/2007	5 to 40 years
Huntsville-Madison 1	AL		1,016	4,013	518	1,017	4,530	5,547	1,627	1993/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,423	5,624	288	1,423	5,912	7,335	2,077	1998/05	6/1/2007	5 to 40 years
Huntsville-Hwy 72	AL		1,206	4,775	548	1,206	5,323	6,529	1,867	1998/06	6/1/2007	5 to 40 years
Mobile-Airport Blvd	AL		1,216	4,819	485	1,216	5,304	6,520	1,942	2000/07	6/1/2007	5 to 40 years
Bilox-Gulfport	MS		1,345	5,325	191	1,301	5,560	6,861	1,943	2002/04	6/1/2007	5 to 40 years
Huntsville-Madison 2	AL		1,164	4,624	398	1,164	5,022	6,186	1,756	2002/06	6/1/2007	5 to 40 years
Foley-Hwy 59	AL		1,346	5,474	4,968	1,347	10,441	11,788	2,351	2003/06/15	6/1/2007	5 to 40 years
Pensacola 6-Nine Mile	FL		1,029	4,180	3,292	1,029	7,472	8,501	1,718	2003/06/19	6/1/2007	5 to 40 years
Auburn-College St	AL		686	2,732	363	686	3,095	3,781	1,104	2003/20	6/1/2007	5 to 40 years
Biloxi-Gulfport	MS		1,811	7,152	229	1,811	7,381	9,192	2,528	2004/06	6/1/2007	5 to 40 years
Pensacola 7-Hwy 98	FL		732	3,015	3,395	732	6,410	7,142	1,191	2006/20	6/1/2007	5 to 40 years
Montgomery-Arrowhead	AL		1,075	4,333	448	1,076	4,780	5,856	1,657	2006	6/1/2007	5 to 40 years
Montgomery-McLemore	AL		885	3,586	342	885	3,928	4,813	1,359	2006	6/1/2007	5 to 40 years
Houston-Beaumont	TX		742	3,024	386	742	3,410	4,152	1,159	2002/05	11/14/2007	5 to 40 years
Biloxi-Ginger	MS		384	1,548	236	384	1,784	2,168	572	2000	12/19/2007	5 to 40 years
Foley-7905 St Hwy 59	AL		437	1,757	203	437	1,960	2,397	654	2000	12/19/2007	5 to 40 years
Cincinnati-Robertson	OH		852	3,409	404	852	3,813	4,665	1,158	2003/04	12/31/2008	5 to 40 years
Richmond-Bridge Rd	VA		1,047	5,981	2,773	1,047	8,754	9,801	2,285	2009/16	10/1/2009	5 to 40 years
Raleigh-Durham	NC		846	4,095	326	846	4,421	5,267	1,193	2000	12/28/2010	5 to 40 years
Charlotte-Wallace	NC		961	3,702	1,394	961	5,096	6,057	1,212	2008/16	12/29/2010	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Raleigh-Durham	NC		574	3,975	361	575	4,335	4,910	1,119	2008	12/29/2010	5 to 40 years
Charlotte-Westmoreland	NC		513	5,317	135	513	5,452	5,965	1,390	2009	12/29/2010	5 to 40 years
Charlotte-Matthews	NC		1,129	4,767	221	1,129	4,988	6,117	1,323	2009	12/29/2010	5 to 40 years
Raleigh-Durham	NC		381	3,575	178	381	3,753	4,134	979	2008	12/29/2010	5 to 40 years
Charlotte-Zeb Morris	NC		965	3,355	231	965	3,586	4,551	927	2007	12/29/2010	5 to 40 years
Fair Lawn	NJ		796	9,467	501	796	9,968	10,764	2,453	1999	7/14/2011	5 to 40 years
Elizabeth	NJ		885	3,073	903	885	3,976	4,861	919	1988	7/14/2011	5 to 40 years
Saint Louis-High Ridge	MO		197	2,132	128	197	2,260	2,457	671	2007	7/28/2011	5 to 40 years
Atlanta-Decatur	GA		1,043	8,252	166	1,043	8,418	9,461	2,035	2006	8/17/2011	5 to 40 years
Houston-Humble	TX		825	4,201	619	825	4,820	5,645	1,213	1993	9/22/2011	5 to 40 years
Dallas-Fort Worth	TX		693	3,552	444	693	3,996	4,689	992	2001	9/22/2011	5 to 40 years
Houston-Hwy 6N	TX		1,243	3,106	246	1,243	3,352	4,595	916	2000	9/22/2011	5 to 40 years
Houston-Katy	TX		691	4,435	2,525	691	6,960	7,651	1,606	2000/15	9/22/2011	5 to 40 years
Houston-Deer Park	TX		1,012	3,312	314	1,012	3,626	4,638	925	1998	9/22/2011	5 to 40 years
Houston-W.Little York	TX		575	3,557	490	575	4,047	4,622	1,046	1998	9/22/2011	5 to 40 years
Houston-Friendswood	TX		1,168	2,315	441	1,168	2,756	3,924	702	1994	9/22/2011	5 to 40 years
Houston-Spring	TX		2,152	3,027	389	2,152	3,416	5,568	956	1993	9/22/2011	5 to 40 years
Houston-W.Sam Houston	TX		402	3,602	344	402	3,946	4,348	1,011	1999	9/22/2011	5 to 40 years
Austin-Pond Springs Rd	TX		1,653	4,947	560	1,653	5,507	7,160	1,409	1984	9/22/2011	5 to 40 years
Austin-Round Rock	TX		177	3,223	258	177	3,481	3,658	907	1999	9/22/2011	5 to 40 years
Houston-Silverado Dr	TX		1,438	4,583	332	1,438	4,915	6,353	1,243	2000	9/22/2011	5 to 40 years
Houston-Sugarland	TX		272	3,236	259	272	3,495	3,767	941	2001	9/22/2011	5 to 40 years
Houston-Wilcrest Dr	TX		1,478	4,145	289	1,478	4,434	5,912	1,119	1999	9/22/2011	5 to 40 years
Houston-Woodlands	TX		1,315	6,142	361	1,315	6,503	7,818	1,573	1997	9/22/2011	5 to 40 years
Houston-Woodlands	TX		3,189	3,974	251	3,189	4,225	7,414	1,060	2000	9/22/2011	5 to 40 years
Houston-Katy Freeway	TX		1,049	5,175	611	1,049	5,786	6,835	1,472	1999	9/22/2011	5 to 40 years
Houston-Webster	TX	1,190	2,054	2,138	3,198	2,054	5,336	7,390	948	1982/17	9/22/2011	5 to 40 years
Newport News-Brick Kiln	VA		2,848	5,892	157	2,848	6,049	8,897	1,529	2004	9/29/2011	5 to 40 years
Penasacola-Palafox	FL		197	4,281	790	197	5,071	5,268	5,073	1996	11/15/2011	5 to 40 years
Miami	FL		2,960	12,077	474	2,960	12,551	15,511	2,771	2005	5/16/2012	5 to 40 years
Chicago - Lake Forest	IL		1,932	11,606	317	1,932	11,923	13,855	2,612	1996/04	6/6/2012	5 to 40 years
Chicago - Schaumburg	IL		1,940	4,880	480	1,940	5,360	7,300	1,206	1998	6/6/2012	5 to 40 years
Norfolk - E. Little Creek	VA		911	5,862	141	911	6,003	6,914	1,349	2007	6/20/2012	5 to 40 years
Atlanta-14th St.	GA		1,560	6,766	118	1,560	6,884	8,444	1,540	2009	7/18/2012	5 to 40 years
Jacksonville - Middleburg	FL		644	5,719	126	644	5,845	6,489	1,273	2008	9/18/2012	5 to 40 years
Jacksonville - Orange Park	FL		772	3,882	119	772	4,001	4,773	887	2007	9/18/2012	5 to 40 years
Jacksonville - St. Augustine	FL		739	3,858	224	739	4,082	4,821	915	2007	9/18/2012	5 to 40 years
Atlanta - NE Expressway	GA		1,384	9,266	92	1,384	9,358	10,742	2,036	2009	9/18/2012	5 to 40 years
Atlanta - Kennesaw	GA		856	4,315	140	856	4,455	5,311	970	2008	9/18/2012	5 to 40 years
Atlanta - Lawrenceville	GA		855	3,838	163	855	4,001	4,856	878	2007	9/18/2012	5 to 40 years
Atlanta - Woodstock	GA		1,342	4,692	205	1,342	4,897	6,239	1,078	2009	9/18/2012	5 to 40 years
Raleigh-Durham	NC		2,337	4,901	345	2,337	5,246	7,583	1,174	2002	9/19/2012	5 to 40 years
Chicago - Lindenhurst	IL		1,213	3,129	298	1,213	3,427	4,640	783	1999/06	9/27/2012	5 to 40 years
Chicago - Orland Park	IL		1,050	5,894	239	1,050	6,133	7,183	1,343	2007	12/10/2012	5 to 40 years
Phoenix-83rd	AZ		910	3,656	349	910	4,005	4,915	890	2008	12/18/2012	5 to 40 years
Chicago-North Austin	IL		2,593	5,029	1,486	2,593	6,515	9,108	1,145	2005/20	12/20/2012	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago-North Western	IL		1,718	6,466	796	1,798	7,182	8,980	1,444	2005	12/20/2012	5 to 40 years
Chicago-West Pershing	IL		395	3,226	247	395	3,473	3,868	720	2008	12/20/2012	5 to 40 years
Chicago - North Broadway	IL		2,373	9,869	225	2,373	10,094	12,467	2,046	2011	12/20/2012	5 to 40 years
Brandenton	FL		1,501	3,775	260	1,501	4,035	5,536	887	1997	12/21/2012	5 to 40 years
Ft. Myers-Cleveland	FL		515	2,280	167	515	2,447	2,962	554	1998	12/21/2012	5 to 40 years
Clearwater-Drew St.	FL		1,234	4,018	375	1,234	4,393	5,627	935	2000	12/21/2012	5 to 40 years
Clearwater-N. Myrtle	FL		1,555	5,978	195	1,555	6,173	7,728	1,322	2000	12/21/2012	5 to 40 years
Austin-Round Rock	TX		774	3,327	303	774	3,630	4,404	794	2004	12/27/2012	5 to 40 years
Austin-Round Rock	TX		632	1,985	308	632	2,293	2,925	528	2007	12/27/2012	5 to 40 years
Chicago-Aurora	IL		269	3,126	570	269	3,696	3,965	728	2010	12/31/2012	5 to 40 years
San Antonio - Marbach	TX		337	2,005	290	337	2,295	2,632	513	2005	2/11/2013	5 to 40 years
Long Island - Lindenhurst	NY		2,122	8,735	593	2,122	9,328	11,450	1,829	2002	3/22/2013	5 to 40 years
Boston - Somerville	MA		1,553	7,186	225	1,506	7,458	8,964	1,462	2008	3/22/2013	5 to 40 years
Long Island - Deer Park	NY		1,096	8,276	172	1,096	8,448	9,544	1,626	2009	8/29/2013	5 to 40 years
Long Island - Amityville	NY		2,224	10,102	133	2,224	10,235	12,459	1,949	2009	8/29/2013	5 to 40 years
Colorado Springs - Scarlet	CO		629	5,201	246	629	5,447	6,076	1,014	2006	9/30/2013	5 to 40 years
Toms River - Route 37 W	NJ		1,843	6,544	244	1,843	6,788	8,631	1,246	2007	11/26/2013	5 to 40 years
Lake Worth - S Military	FL		868	5,306	841	868	6,147	7,015	1,135	2000	12/4/2013	5 to 40 years
Austin-Round Rock	TX		1,547	5,226	310	1,547	5,536	7,083	1,115	2008	12/27/2013	5 to 40 years
Hartford-Bristol	CT		1,174	8,816	147	1,174	8,963	10,137	1,593	2004	12/30/2013	5 to 40 years
Piscataway - New Brunswick	NJ		1,639	10,946	172	1,639	11,118	12,757	1,962	2006	12/30/2013	5 to 40 years
Fort Lauderdale - 3rd Ave	FL		7,629	11,918	976	7,629	12,894	20,523	2,289	1998	1/9/2014	5 to 40 years
West Palm - Mercer	FL		15,680	17,520	1,368	15,680	18,888	34,568	3,402	2000	1/9/2014	5 to 40 years
Austin - Manchaca	TX		3,999	4,297	801	3,999	5,098	9,097	1,011	1998/02	1/17/2014	5 to 40 years
San Antonio	TX		2,235	6,269	407	2,235	6,676	8,911	1,232	2012	2/10/2014	5 to 40 years
Portland	ME		2,146	6,418	332	2,146	6,750	8,896	1,201	2000	2/11/2014	5 to 40 years
Portland-Topsham	ME		493	5,234	621	985	5,363	6,348	947	2006	2/11/2014	5 to 40 years
Chicago - St. Charles	IL		1,837	6,301	2,532	1,837	8,833	10,670	1,290	2004/13/20	3/31/2014	5 to 40 years
Chicago - Ashland	IL		598	4,789	461	598	5,250	5,848	920	2014	5/5/2014	5 to 40 years
San Antonio - Walzem	TX		2,000	3,749	3,540	2,000	7,289	9,289	932	1997/2019	5/13/2014	5 to 40 years
St. Louis - Woodson	MO		2,444	5,966	1,659	2,444	7,625	10,069	1,363	1998	5/22/2014	5 to 40 years
St. Louis - Mexico	MO		638	3,518	1,883	638	5,401	6,039	913	1998/16	5/22/2014	5 to 40 years
St. Louis - Vogel	MO		2,010	3,544	2,062	2,010	5,606	7,616	810	2000	5/22/2014	5 to 40 years
St. Louis - Manchester	MO		508	2,042	432	508	2,474	2,982	471	1996	5/22/2014	5 to 40 years
St. Louis - North Highway	MO		1,989	4,045	2,514	1,989	6,559	8,548	1,036	1997	5/22/2014	5 to 40 years
St. Louis - Dunn	MO		1,538	4,510	2,903	1,538	7,413	8,951	1,120	2000	5/22/2014	5 to 40 years
Trenton-Hamilton Twnship	NJ		5,161	7,063	1,169	5,161	8,232	13,393	1,414	1980	6/5/2014	5 to 40 years
NY Metro-Fishkill	NY		1,741	6,006	438	1,741	6,444	8,185	1,130	2005	6/11/2014	5 to 40 years
Atlanta-Peachtree City	GA		2,263	4,931	576	2,263	5,507	7,770	1,024	2007	6/12/2014	5 to 40 years
Wayne - Willowbrook	NJ		—	2,292	307	—	2,599	2,599	1,075	2000	6/12/2014	5 to 40 years
Asbury Park - 1st Ave	NJ		819	4,734	900	819	5,634	6,453	975	2003	6/18/2014	5 to 40 years
Farmingdale - Tinton Falls	NJ		1,097	5,618	598	1,097	6,216	7,313	1,056	2004	6/18/2014	5 to 40 years
Lakewood - Route 70	NJ		626	4,549	311	626	4,860	5,486	849	2003	6/18/2014	5 to 40 years
Matawan - Highway 34	NJ		1,512	9,707	996	1,512	10,703	12,215	1,837	2005	7/10/2014	5 to 40 years
St. Petersburg - Gandy	FL		2,958	6,904	404	2,958	7,308	10,266	1,219	2007	8/28/2014	5 to 40 years
Chesapeake - Campostella	VA		2,349	3,875	364	2,349	4,239	6,588	717	2000	9/5/2014	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
San Antonio-Castle Hills	TX		2,658	8,190	494	4,544	6,798	11,342	1,161	2002	9/10/2014	5 to 40 years
Chattanooga - Broad St	TN		759	5,608	315	759	5,923	6,682	963	2014	9/18/2014	5 to 40 years
New Orleans-Kenner	LA		5,771	10,375	554	5,771	10,929	16,700	1,793	2008	10/10/2014	5 to 40 years
Orlando-Celebration	FL		6,091	4,641	479	6,091	5,120	11,211	855	2006	10/21/2014	5 to 40 years
Austin-Cedar Park	TX		4,196	8,374	967	4,196	9,341	13,537	1,503	2003	10/28/2014	5 to 40 years
Chicago - Pulaski	IL		889	4,700	1,885	889	6,585	7,474	938	2014	11/14/2014	5 to 40 years
Houston - Gessner	TX		1,599	5,813	3,536	1,599	9,349	10,948	1,288	2006/17	12/18/2014	5 to 40 years
New England - Danbury	CT		9,747	18,374	229	9,747	18,603	28,350	2,803	1999	2/2/2015	5 to 40 years
New England - Milford	CT		9,642	23,352	166	9,642	23,518	33,160	3,531	1999	2/2/2015	5 to 40 years
Long Island - Hicksville	NY		5,153	27,401	176	5,153	27,577	32,730	4,136	2002	2/2/2015	5 to 40 years
Long Island - Farmingdale	NY		4,931	20,415	322	4,931	20,737	25,668	3,108	2000	2/2/2015	5 to 40 years
Chicago - Alsip	IL		2,579	4,066	3,510	2,579	7,576	10,155	937	1986/17	2/5/2015	5 to 40 years
Chicago - N. Pulaski	IL		1,719	6,971	457	1,719	7,428	9,147	1,135	2015	3/9/2015	5 to 40 years
Fort Myers - Tamiami Trail	FL		1,793	4,382	278	1,793	4,660	6,453	725	2004	4/1/2015	5 to 40 years
Dallas - Allen	TX		3,864	4,777	409	3,864	5,186	9,050	831	2002	4/16/2015	5 to 40 years
Jacksonville - Beach Blvd.	FL		2,118	6,501	89	2,118	6,590	8,708	973	2013	4/21/2015	5 to 40 years
Space Coast - Vero Beach	FL		1,169	4,409	366	1,169	4,775	5,944	718	1997	5/1/2015	5 to 40 years
Port St. Lucie - Federal Hwy.	FL		4,957	6,045	291	4,957	6,336	11,293	962	2001	5/1/2015	5 to 40 years
West Palm - N. Military	FL		3,372	4,206	308	3,372	4,514	7,886	683	1985	5/1/2015	5 to 40 years
Ft. Myers - Bonita Springs	FL		2,687	5,012	318	2,687	5,330	8,017	808	2000	5/1/2015	5 to 40 years
Phoenix - Tatum Blvd.	AZ		852	7,052	299	852	7,351	8,203	1,135	2015	6/16/2015	5 to 40 years
Boston - Lynn	MA		2,110	8,182	447	2,110	8,629	10,739	1,236	2015	6/16/2015	5 to 40 years
Syracuse - Ainsely Dr.	NY		2,711	3,795	2,237	2,711	6,032	8,743	681	2000/19	8/25/2015	5 to 40 years
Syracuse - Cicero	NY		668	1,957	174	668	2,131	2,799	318	2002	8/25/2015	5 to 40 years
Syracuse - Camillus	NY		473	5,368	108	473	5,476	5,949	766	2005/11	8/25/2015	5 to 40 years
Syracuse - Manlius	NY		834	1,705	1,093	834	2,798	3,632	342	2000/17	8/25/2015	5 to 40 years
Charlotte - Brookshire Blvd.	NC		718	2,977	975	718	3,952	4,670	588	2000	9/1/2015	5 to 40 years
Charleston III	SC		7,604	9,086	508	7,604	9,594	17,198	1,355	2005	9/1/2015	5 to 40 years
Myrtle Beach II	SC		2,511	6,147	3,809	2,511	9,956	12,467	1,074	1999/2019	9/1/2015	5 to 40 years
Hilton Head - Bluffton	SC		3,084	3,192	237	3,084	3,429	6,513	513	1998	9/1/2015	5 to 40 years
Philadelphia - Eagleville	PA		1,926	4,498	1,478	1,926	5,976	7,902	737	2010	12/30/2015	5 to 40 years
Orlando - University	FL		882	5,756	319	882	6,075	6,957	792	2001	1/6/2016	5 to 40 years
Orlando - N. Powers	FL		2,567	2,838	201	2,567	3,039	5,606	421	1997	1/6/2016	5 to 40 years
Sarasota - North Port	FL		4,884	10,014	(264)	4,278	10,356	14,634	1,224	2001/06	1/6/2016	5 to 40 years
Los Angeles - E. Commercial	CA		6,512	12,352	562	6,512	12,914	19,426	1,777	2004	1/21/2016	5 to 40 years
Los Angeles - E. Slauson	CA		3,998	13,547	303	3,998	13,850	17,848	1,759	2012	1/21/2016	5 to 40 years
Los Angeles - Westminster	CA		4,636	14,826	380	4,636	15,206	19,842	1,910	2006	1/21/2016	5 to 40 years
Los Angeles - Calabasas	CA		13,274	10,419	583	13,274	11,002	24,276	1,498	2004/14	1/21/2016	5 to 40 years
Portsmouth - Kingston	NH		1,713	2,709	105	1,713	2,814	4,527	368	2003	1/21/2016	5 to 40 years
Portsmouth - Danville	NH		1,615	3,333	79	1,615	3,412	5,027	444	2003	1/21/2016	5 to 40 years
Portsmouth - Hampton Falls	NH		2,445	6,295	153	2,445	6,448	8,893	810	2005	1/21/2016	5 to 40 years
Portsmouth - Lee	NH		3,078	2,861	1,354	3,078	4,215	7,293	407	2000/20	1/21/2016	5 to 40 years
Portsmouth - Heritage	NH		4,430	26,040	634	4,430	26,674	31,104	3,318	1985/99	1/21/2016	5 to 40 years
Boston - Salisbury	MA		4,880	6,342	218	4,880	6,560	11,440	836	2003	1/21/2016	5 to 40 years
Dallas - Frisco	TX		6,191	5,088	283	6,191	5,371	11,562	710	2003	1/21/2016	5 to 40 years
Dallas - McKinney	TX		8,097	7,047	185	8,097	7,232	15,329	956	2003	1/21/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Dallas - McKinney	TX		5,508	6,462	182	5,508	6,644	12,152	855	2002	1/21/2016	5 to 40 years
Phoenix - 48th	AZ		988	8,224	81	988	8,305	9,293	1,090	2015	2/1/2016	5 to 40 years
Miami	FL		2,294	8,980	207	2,294	9,187	11,481	1,205	2016	2/12/2016	5 to 40 years
Philadelphia - Glenolden	PA		1,768	3,879	432	1,768	4,311	6,079	560	1970	2/17/2016	5 to 40 years
Denver - Thornton	CO		4,528	7,915	166	4,528	8,081	12,609	1,040	2011	2/29/2016	5 to 40 years
Los Angeles - Costa Mesa	CA		17,976	25,145	939	17,976	26,084	44,060	3,206	2005	3/16/2016	5 to 40 years
Los Angeles - Irving	CA		—	6,318	922	—	7,240	7,240	1,832	1985	3/16/2016	5 to 40 years
Los Angeles - Durante	CA		4,671	13,908	147	4,671	14,055	18,726	1,719	2015	3/16/2016	5 to 40 years
Los Angeles - Wildomar	CA		6,728	10,340	7,354	6,728	17,694	24,422	1,618	2005/19	3/17/2016	5 to 40 years
Los Angeles - Torrance	CA		17,445	18,839	494	17,445	19,333	36,778	2,438	2003	4/11/2016	5 to 40 years
New Haven - Wallingford	CT		3,618	5,286	308	3,618	5,594	9,212	701	2000	4/14/2016	5 to 40 years
New Haven - Waterbury	CT		2,524	5,618	205	2,524	5,823	8,347	734	2001	4/14/2016	5 to 40 years
New York - Mahopac	NY	3,832	2,373	5,089	388	2,373	5,477	7,850	661	1991/94	4/26/2016	5 to 40 years
New York - Mount Vernon	NY		3,337	13,112	228	3,337	13,340	16,677	1,602	2013	4/26/2016	5 to 40 years
Pt. St. Lucie	FL	3,728	4,140	7,176	679	4,305	7,690	11,995	1,054	2002	5/2/2016	5 to 40 years
Dallas - Lewisville	TX		2,333	8,302	529	2,333	8,831	11,164	1,081	2007	5/5/2016	5 to 40 years
Buffalo - Cayuga	NY		499	5,198	2,447	499	7,645	8,144	712	2006	5/19/2016	5 to 40 years
Buffalo - Lackawanna	NY		215	2,323	437	215	2,760	2,975	332	2006	5/19/2016	5 to 40 years
Austin - W Braker	TX		1,210	14,833	270	1,210	15,103	16,313	1,738	2003	7/15/2016	5 to 40 years
Austin - Highway 290	TX		930	12,269	323	930	12,592	13,522	1,455	1999	7/15/2016	5 to 40 years
Austin - Killeen	TX		3,070	20,782	436	3,070	21,218	24,288	2,638	2005	7/15/2016	5 to 40 years
Austin - Round Rock	TX		830	6,129	262	830	6,391	7,221	761	1986	7/15/2016	5 to 40 years
Austin - Georgetown	TX		1,530	10,647	600	1,530	11,247	12,777	1,353	2001/15	7/15/2016	5 to 40 years
Austin - Pflugerville	TX		750	9,238	342	750	9,580	10,330	1,111	2005	7/15/2016	5 to 40 years
Chicago - Algonquin	IL		1,430	14,958	129	1,430	15,087	16,517	1,746	2006	7/15/2016	5 to 40 years
Chicago - Carpentersville	IL		350	4,710	30	350	4,740	5,090	550	2004	7/15/2016	5 to 40 years
Chicago - W. Addison	IL		2,770	25,112	236	2,770	25,348	28,118	2,920	2007	7/15/2016	5 to 40 years
Chicago - State St.	IL		1,190	19,159	212	1,190	19,371	20,561	2,202	2009	7/15/2016	5 to 40 years
Chicago -W. Grand	IL		1,720	10,628	194	1,720	10,822	12,542	1,237	2007	7/15/2016	5 to 40 years
Chicago - Libertyville	IL		3,670	26,660	316	3,670	26,976	30,646	3,070	2009	7/15/2016	5 to 40 years
Chicago - Aurora	IL		1,090	20,033	284	1,090	20,317	21,407	2,341	2009	7/15/2016	5 to 40 years
Chicago - Morton Grove	IL		1,610	14,914	805	1,610	15,719	17,329	1,780	2009	7/15/2016	5 to 40 years
Chicago - Bridgeview	IL		3,770	19,990	597	3,770	20,587	24,357	2,430	2008	7/15/2016	5 to 40 years
Chicago - Addison	IL		1,340	11,881	487	1,340	12,368	13,708	1,421	2008	7/15/2016	5 to 40 years
Chicago - W Diversey	IL		1,670	10,811	112	1,670	10,923	12,593	1,240	2010	7/15/2016	5 to 40 years
Chicago - Elmhurst	IL		670	18,729	140	670	18,869	19,539	2,143	2008	7/15/2016	5 to 40 years
Chicago - Elgin	IL		1,130	12,584	241	1,130	12,825	13,955	1,490	2003	7/15/2016	5 to 40 years
Chicago - N. Paulina St.,	IL		5,600	12,721	210	5,600	12,931	18,531	1,499	2006	7/15/2016	5 to 40 years
Chicago - Matteson	IL		1,590	12,053	228	1,590	12,281	13,871	1,475	2007	7/15/2016	5 to 40 years
Chicago - S. Heights	IL		1,050	4,960	137	1,050	5,097	6,147	623	2006	7/15/2016	5 to 40 years
Chicago - W. Grand	IL		1,780	8,928	195	1,780	9,123	10,903	1,057	2007	7/15/2016	5 to 40 years
Chicago - W 30th St	IL		600	15,574	645	600	16,219	16,819	1,807	2008	7/15/2016	5 to 40 years
Chicago - Mokena	IL		3,230	18,623	273	3,230	18,896	22,126	2,224	2008	7/15/2016	5 to 40 years
Chicago - Barrington	IL		1,890	9,395	733	1,890	10,128	12,018	1,176	2015	7/15/2016	5 to 40 years
Chicago - Naperville	IL		2,620	11,933	228	2,620	12,161	14,781	1,466	2015	7/15/2016	5 to 40 years
Chicago - Forest Park	IL		1,100	10,087	820	1,100	10,907	12,007	1,248	2015	7/15/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Chicago - La Grange	IL		960	13,019	521	960	13,540	14,500	1,549	2015	7/15/2016	5 to 40 years
Chicago - Glenview	IL		3,210	8,519	137	3,210	8,656	11,866	1,037	2014/15	7/15/2016	5 to 40 years
Dallas - Richardson	TX		630	10,282	151	630	10,433	11,063	1,242	2001	7/15/2016	5 to 40 years
Dallas - Arlington	TX		790	12,785	318	790	13,103	13,893	1,512	2007	7/15/2016	5 to 40 years
Dallas - Plano	TX		1,370	10,166	373	1,370	10,539	11,909	1,195	1998	7/15/2016	5 to 40 years
Dallas - Mesquite	TX		620	8,771	289	620	9,060	9,680	1,024	2016	7/15/2016	5 to 40 years
Dallas - S Good Latimer	TX		4,030	8,029	172	4,030	8,201	12,231	971	2016	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		3,690	12,074	602	3,690	12,676	16,366	1,441	1992	7/15/2016	5 to 40 years
Boulder - Odell	CO		2,650	15,304	306	2,650	15,610	18,260	1,836	1998	7/15/2016	5 to 40 years
Boulder - Arapahoe	CO		11,540	15,571	281	11,540	15,852	27,392	1,874	1984	7/15/2016	5 to 40 years
Boulder - Broadway	CO		2,670	5,623	228	2,670	5,851	8,521	701	1992	7/15/2016	5 to 40 years
Houston - Westpark	TX		2,760	8,288	365	2,760	8,653	11,413	1,056	1996	7/15/2016	5 to 40 years
Houston - C. Jester	TX		8,080	10,114	2,930	8,080	13,044	21,124	1,250	2008/20	7/15/2016	5 to 40 years
Houston - Bay Pointe	TX		1,960	9,585	406	1,960	9,991	11,951	1,164	1972	7/15/2016	5 to 40 years
Houston - FM 529	TX		680	3,951	163	680	4,114	4,794	506	2005	7/15/2016	5 to 40 years
Houston - Jones	TX		1,260	2,382	219	1,260	2,601	3,861	342	1994	7/15/2016	5 to 40 years
Las Vegas - Spencer	NV		1,020	25,152	384	1,020	25,536	26,556	2,935	2000	7/15/2016	5 to 40 years
Las Vegas - Maule	NV		2,510	11,822	(965)	1,310	12,057	13,367	1,389	2005	7/15/2016	5 to 40 years
Las Vegas - Wigwam	NV		590	16,838	162	590	17,000	17,590	1,944	2008	7/15/2016	5 to 40 years
Las Vegas - Stufflebeam	NV		350	6,977	417	350	7,394	7,744	868	1996	7/15/2016	5 to 40 years
Las Vegas - Ft. Apache	NV		1,470	11,047	262	1,470	11,309	12,779	1,336	2004	7/15/2016	5 to 40 years
Las Vegas - North	NV		390	7,042	228	390	7,270	7,660	852	2005	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,340	5,141	108	1,340	5,249	6,589	1,080	2004	7/15/2016	5 to 40 years
Las Vegas - Conestoga	NV		1,420	10,295	302	1,420	10,597	12,017	1,281	2007	7/15/2016	5 to 40 years
Las Vegas - Warm Springs	NV		1,080	16,436	186	1,080	16,622	17,702	1,913	2007	7/15/2016	5 to 40 years
Las Vegas - Nellis	NV		790	5,233	730	790	5,963	6,753	730	1995	7/15/2016	5 to 40 years
Las Vegas - Cheyenne	NV		1,470	17,366	296	1,470	17,662	19,132	2,111	2004	7/15/2016	5 to 40 years
Las Vegas - Dean Martin	NV		3,050	23,333	212	3,050	23,545	26,595	2,972	2005	7/15/2016	5 to 40 years
Las Vegas - Flamingo	NV		980	13,451	240	980	13,691	14,671	1,587	2007	7/15/2016	5 to 40 years
Las Vegas - North	NV		330	15,651	226	330	15,877	16,207	1,825	2007	7/15/2016	5 to 40 years
Las Vegas - Henderson	NV		570	12,676	280	570	12,956	13,526	1,546	2005	7/15/2016	5 to 40 years
Las Vegas - North	NV		520	10,105	206	520	10,311	10,831	1,212	2002	7/15/2016	5 to 40 years
Las Vegas - Farm	NV		1,510	9,388	116	1,510	9,504	11,014	1,104	2008	7/15/2016	5 to 40 years
Los Angeles - Torrance	CA		5,250	32,363	310	5,250	32,673	37,923	3,752	2004	7/15/2016	5 to 40 years
Los Angeles - Irvine	CA		2,520	18,402	301	2,520	18,703	21,223	2,196	2002	7/15/2016	5 to 40 years
Los Angeles - Palm Desert	CA		2,660	16,589	329	2,660	16,918	19,578	1,990	2002	7/15/2016	5 to 40 years
Milwaukee - Green Bay	WI		750	14,720	142	750	14,862	15,612	1,718	2005	7/15/2016	5 to 40 years
Orlando - Winter Garden	FL		640	6,688	75	640	6,763	7,403	799	2006	7/15/2016	5 to 40 years
Orlando - Longwood	FL		1,230	9,586	155	1,230	9,741	10,971	1,128	2000	7/15/2016	5 to 40 years
Orlando - Overland	FL		1,080	3,713	136	1,080	3,849	4,929	468	2000	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,280	17,069	130	2,280	17,199	19,479	1,996	2004	7/15/2016	5 to 40 years
Sacramento - Folsom	CA		1,200	22,150	100	1,200	22,250	23,450	2,529	2005	7/15/2016	5 to 40 years
Sacremento - Pell	CA		540	8,874	562	932	9,044	9,976	1,092	2004	7/15/2016	5 to 40 years
Sacremento - Goldenland	CA		2,010	8,944	210	2,010	9,154	11,164	1,115	2005	7/15/2016	5 to 40 years
Sacremento - Woodland	CA		860	10,569	84	860	10,653	11,513	1,225	2003	7/15/2016	5 to 40 years
Sacramento - El Camino	CA		1,450	12,239	162	1,450	12,401	13,851	1,449	2002	7/15/2016	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Sacramento - Bayou	CA		1,640	21,603	164	1,640	21,767	23,407	2,516	2005	7/15/2016	5 to 40 years
Sacramento - Calvine	CA		2,120	24,650	151	2,120	24,801	26,921	2,885	2003	7/15/2016	5 to 40 years
Sacramento - El Dorado Hills	CA		1,610	24,829	131	1,610	24,960	26,570	2,889	2007	7/15/2016	5 to 40 years
Sacramento - Fruitridge	CA		1,480	15,695	321	1,480	16,016	17,496	1,930	2007	7/15/2016	5 to 40 years
San Antonio - US 281	TX		1,380	8,457	217	1,380	8,674	10,054	1,008	2003	7/15/2016	5 to 40 years
Austin - San Marcos	TX		990	7,323	117	990	7,440	8,430	883	2016	7/15/2016	5 to 40 years
Charleston	SC		920	7,700	58	920	7,758	8,678	924	2016	7/29/2016	5 to 40 years
Denver - Westminster	CO		5,062	3,679	451	5,062	4,130	9,192	470	2000	8/4/2016	5 to 40 years
Chicago - Arlington Hgts.	IL		370	8,513	141	370	8,654	9,024	922	2016	11/17/2016	5 to 40 years
Orlando - Curry Ford	FL		3,268	6,378	282	3,268	6,660	9,928	704	2016	12/20/2016	5 to 40 years
Chicago - Lombard	IL		771	9,318	12	771	9,330	10,101	921	2017	2/23/2017	5 to 40 years
Austin - Mary St.	TX		1,358	13,041	21	1,358	13,062	14,420	423	2017	4/3/2017	5 to 40 years
Charlotte - Morehead St..	NC		1,110	11,439	73	1,110	11,512	12,622	913	2017	12/14/2017	5 to 40 years
Londonderry - Smith Ln.	NH		1,257	4,276	70	1,257	4,346	5,603	285	2016	9/4/2018	5 to 40 years
Sacramento - Main Ave.	CA		2,089	11,551	2,312	2,089	13,863	15,952	747	2016/18/19	9/18/2018	5 to 40 years
Carmel - Old Rt. 6	NY		3,358	4,536	42	3,358	4,578	7,936	266	1998/2000	10/2/2018	5 to 40 years
Chamblee - Peachtree Blvd.	GA		1,665	12,479	49	1,666	12,527	14,193	716	2018	11/1/2018	5 to 40 years
West Sacramento - Jefferson	CA		1,331	8,131	50	1,331	8,181	9,512	446	2013/2018	12/7/2018	5 to 40 years
Orlando - Semoran Blvd.	FL		2,014	7,534	550	2,014	8,084	10,098	423	2015	12/11/2018	5 to 40 years
Riverhead - Flanders Rd.	NY		3,969	3,138	3,146	3,970	6,283	10,253	177	1995/2020	12/20/2018	5 to 40 years
Saint Louis - Manchester Ave.	MO		1,633	7,620	61	1,633	7,681	9,314	393	2017	12/27/2018	5 to 40 years
Long Island City	NY		30,094	26,927	35	30,094	26,962	57,056	1,314	2017	1/16/2019	5 to 40 years
Tampa - MLK Jr. Blvd.	FL		1,817	7,377	62	1,817	7,439	9,256	368	2017	3/8/2019	5 to 40 years
Cleveland - Wickliffe	OH		690	6,784	159	690	6,943	7,633	303	1997	4/30/2019	5 to 40 years
Cleveland - Highland Heights	OH		1,036	9,518	110	1,036	9,628	10,664	425	2000	4/30/2019	5 to 40 years
Cleveland - Westlake	OH		379	14,354	101	379	14,455	14,834	612	2008	4/30/2019	5 to 40 years
Jacksonville	FL		662	9,208	69	662	9,277	9,939	391	2018	6/11/2019	5 to 40 years
Wake Forest	NC		803	10,954	63	803	11,017	11,820	432	2017	7/12/2019	5 to 40 years
Chantilly	VA		2,723	12,298	39	2,723	12,337	15,060	478	2018	7/12/2019	5 to 40 years
Chattanooga	TN		1,266	8,250	102	1,266	8,352	9,618	336	2017	7/12/2019	5 to 40 years
Tampa - Lutz	FL		663	9,665	113	663	9,778	10,441	399	2018	7/12/2019	5 to 40 years
Summerville	SC		2,250	5,344	75	2,250	5,419	7,669	225	2017	7/12/2019	5 to 40 years
Charleston - Summerville	SC		2,824	10,634	62	2,824	10,696	13,520	420	2018	7/12/2019	5 to 40 years
Dumfries	VA		891	7,700	101	891	7,801	8,692	313	2017	7/12/2019	5 to 40 years
Greenville	SC		1,421	10,303	67	1,421	10,370	11,791	416	2017	7/12/2019	5 to 40 years
Cumming	GA		753	9,804	80	753	9,884	10,637	389	2018	7/12/2019	5 to 40 years
Glen Allen	VA		4,296	11,029	67	4,296	11,096	15,392	437	2018	7/12/2019	5 to 40 years
Tampa - Trout Creek Drive	FL		1,083	10,691	59	1,083	10,750	11,833	424	2017	7/12/2019	5 to 40 years
Midlothian	VA		1,726	6,695	68	1,726	6,763	8,489	274	2018	7/12/2019	5 to 40 years
Las Vegas - Boulder Hwy	NV		4,586	7,853	215	4,586	8,068	12,654	280	1979/1993	8/29/2019	5 to 40 years
Seattle - Auburn	WA	8,775	3,261	16,051	42	3,261	16,093	19,354	508	1986/2000	9/24/2019	5 to 40 years
Seattle - Yancy Street	WA	7,891	10,629	8,570	86	10,629	8,656	19,285	273	1994	9/24/2019	5 to 40 years
Seattle - 114th Street	WA	6,018	6,995	10,257	116	6,995	10,373	17,368	326	1995	9/24/2019	5 to 40 years
Baltimore - Pulaski Hwy	MD		4,070	6,878	27	4,070	6,905	10,975	223	1984	9/26/2019	5 to 40 years
Baltimore - North Point Road	MD		1,995	7,634	51	1,995	7,685	9,680	252	1990	9/26/2019	5 to 40 years
Baltimore - Fontana Lane	MD		2,097	7,658	28	2,097	7,686	9,783	252	1989	9/26/2019	5 to 40 years

					Cost
					Capitalized
					Subsequent							Life on
					to	Gross Amount at Which						which
			Initial Cost to Company		Acquisition	Carried at Close of Period						depreciation
				Building,	Building,		Building,					in latest
				Equipment	Equipment		Equipment					income
New		Encum		and	and		and		Accum.	Date of	Date	statement
Description	ST	brance	Land	Impvmts.	Impvmts.	Land	Impvmts.	Total	Deprec.	Const.	Acquired	is computed
Baltimore - Jessup	MD		13,411	9,622	27	13,411	9,649	23,060	314	1987	9/26/2019	5 to 40 years
Baltimore - Windsor Mill Road	MD		2,195	6,646	34	2,195	6,680	8,875	217	1989	9/26/2019	5 to 40 years
Norwood	NJ		1,875	16,910	43	1,875	16,953	18,828	503	2006	10/23/2019	5 to 40 years
Ocean Township	NJ		4,058	14,014	262	4,058	14,276	18,334	392	1994/2019	12/12/2019	5 to 40 years
Elk Grove	CA		2,873	14,977	2	2,873	14,979	17,852	320	2000	3/9/2020	5 to 40 years
Norco	CA		3,532	19,613	9	3,532	19,622	23,154	416	2011	3/9/2020	5 to 40 years
Rohnert Park	CA		2,546	13,242	10	2,546	13,252	15,798	279	1984	3/9/2020	5 to 40 years
San Jose	CA		7,887	20,042	—	7,887	20,042	27,929	420	1999	3/9/2020	5 to 40 years
Palmdale	CA		1,939	16,039	105	1,939	16,144	18,083	340	2005	3/9/2020	5 to 40 years
Lancaster	CA		1,529	17,822	36	1,529	17,858	19,387	380	2001	3/9/2020	5 to 40 years
Tampa - E Fletcher Ave	FL		2,576	7,101	—	2,576	7,101	9,677	48	1980/1983/1996	9/29/2020	5 to 40 years
Tampa - W Hillsborough Ave	FL		1,389	6,280	—	1,389	6,280	7,669	41	1985/1986/2000	9/29/2020	5 to 40 years
San Antonio - Culebra Rd	TX		888	4,391	4	888	4,395	5,283	29	2008	9/29/2020	5 to 40 years
Columbus - Cleveland Ave	OH		962	5,218	16	962	5,234	6,196	34	2000	9/29/2020	5 to 40 years
Columbus - Evanswood Dr	OH		1,342	6,932	—	1,342	6,932	8,274	44	2000	9/29/2020	5 to 40 years
San Antonio - Jackson Keller Rd	TX		1,482	9,148	—	1,482	9,148	10,630	59	1984	9/29/2020	5 to 40 years
Whitehall	OH		807	4,380	—	807	4,380	5,187	28	2000	9/29/2020	5 to 40 years
Dallas - S Buckner Blvd	TX		2,040	4,902	—	2,040	4,902	6,942	32	1985	9/29/2020	5 to 40 years
Garland	TX		1,565	5,465	8	1,565	5,473	7,038	35	1984	9/29/2020	5 to 40 years
Dallas - N Buckner Blvd	TX		1,782	4,990	—	1,782	4,990	6,772	32	1985	9/29/2020	5 to 40 years
Columbus - W Henderson Rd	OH		1,304	11,847	14	1,304	11,861	13,165	76	2000	9/29/2020	5 to 40 years
Miami - SW 28th Ln	FL		2,568	16,912	4	2,568	16,916	19,484	107	1999	9/29/2020	5 to 40 years
Decatur	GA		2,110	8,486	—	2,110	8,486	10,596	55	1972/1998	9/29/2020	5 to 40 years
Columbus - E Broad St	OH		975	7,804	40	975	7,844	8,819	50	2000	9/29/2020	5 to 40 years
Dublin	OH		1,061	9,710	21	1,061	9,731	10,792	62	2000	9/29/2020	5 to 40 years
North Brunswick	NJ		1,280	13,637	13	1,280	13,650	14,930	87	1986	9/29/2020	5 to 40 years
Hillsborough	NJ		1,077	10,560	20	1,077	10,580	11,657	67	1993	9/29/2020	5 to 40 years
Lodi	NJ		2,108	17,758	53	2,108	17,811	19,919	115	1998	9/29/2020	5 to 40 years
Flemington	NJ		855	15,942	27	855	15,969	16,824	101	1993	9/29/2020	5 to 40 years
East Windsor	NJ		929	16,063	13	929	16,076	17,005	102	1993	9/29/2020	5 to 40 years
Ottsville	PA		1,032	14,481	7	1,032	14,488	15,520	94	2001	9/29/2020	5 to 40 years
East Stroudsburg	PA		676	9,593	3	676	9,596	10,272	61	2000	9/29/2020	5 to 40 years
Doylestown	PA		741	11,560	11	741	11,571	12,312	74	2001	9/29/2020	5 to 40 years
Monmouth Junction	NJ		1,005	20,947	18	1,005	20,965	21,970	132	2006	9/29/2020	5 to 40 years
King of Prussia	PA		—	13,736	4	—	13,740	13,740	87	2005	9/29/2020	5 to 40 years
Trenton	NJ	6,343	2,158	11,497	5	2,158	11,502	13,660	49	2008	11/5/2020	5 to 40 years
Miami - Coral Way	FL		2,032	9,325	29	2,032	9,354	11,386	27	2018	11/25/2020	5 to 40 years
Dardenne Prairie	MO		1,312	6,070	6	1,312	6,076	7,388	13	2017	12/9/2020	5 to 40 years
Brandon	FL		1,747	8,863	21	1,747	8,884	10,631	25	2014	12/14/2020	5 to 40 years
Sarasota - South Tamiami Trail	FL		1,240	14,063	5	1,240	14,068	15,308	30	2007	12/14/2020	5 to 40 years
Murrells Inlet	SC		671	8,771	4	671	8,775	9,446	—	2019	12/22/2020	5 to 40 years
Loomis	CA		3,528	12,127	4	3,528	12,131	15,659	—	1998	12/23/2020	5 to 40 years
Buffalo - Kenmore Ave	NY		507	16,195	—	507	16,195	16,702	—	2016	12/28/2020	5 to 40 years
Palm Desert	CA		1,588	9,787	5	1,588	9,792	11,380	—	2000	12/30/2020	5 to 40 years
Construction in Progress			—	—	18,647	—	18,647	18,647	—	2020
Corporate Office	NY		—	68	49,179	1,632	47,615	49,247	30,015	2000	5/1/2000	5 to 40 years
		$37,777	$938,241	$3,667,020	$725,062	$951,813	$4,378,510	$5,330,323	$873,178

Life Storage, Inc.

Schedule III

(dollars in thousands)

	December 31,	December 31,	December 31,
	2020	2019	2018
Cost:
Balance at beginning of period	$4,749,473	$4,398,939	$4,321,410
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions	523,922	424,578	76,582
Improvements, etc.	57,437	92,262	67,291
	581,359	516,840	143,873
Deductions during period:
Cost of assets disposed	(509)	(166,306)	(66,344)
Impairment write-down	—	—	—
Casualty loss	—	—	—
	(509)	(166,306)	(66,344)
Balance at close of period	$5,330,323	$4,749,473	$4,398,939
Accumulated Depreciation:
Balance at beginning of period	$756,333	$704,681	$624,314
Additions during period:
Depreciation expense	117,168	104,218	102,361
	117,168	104,218	102,361
Deductions during period:
Accumulated depreciation of assets disposed	(323)	(52,566)	(21,994)
Accumulated depreciation on impaired asset	—	—	—
Accumulated depreciation on casualty loss	—	—	—
	(323)	(52,566)	(21,994)
Balance at close of period	$873,178	$756,333	$704,681

The aggregate cost of real estate for U.S. federal income tax purposes is $5,290,061 at December 31, 2020.