Form 10-Q
period 2021-09-30
LIFE STORAGE, INC.; LIFE STORAGE LP
filed 2021-11-03
CIK 944314, 1060224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, 82,021,172 shares of Common Stock, $.01 par value per share, were outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”). The Parent Company is a real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership, and through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.6% ownership interest therein as of September 30, 2021, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership are held by certain former owners of assets acquired by the Operating Partnership. As the owner of the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Part I. Financial Information

Item 1. Financial Statements

LIFE STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2021 (unaudited)	December 31, 2020
Assets
Investment in storage facilities:
Land	$1,078,022	$951,813
Building, equipment, and construction in progress	5,165,247	4,378,510
	6,243,269	5,330,323
Less: accumulated depreciation	(970,924)	(873,178)
Investment in storage facilities, net	5,272,345	4,457,145
Cash and cash equivalents	136,157	54,400
Accounts receivable	15,845	15,464
Receivable from unconsolidated joint ventures	589	1,064
Investment in unconsolidated joint ventures	161,834	143,042
Prepaid expenses	11,740	8,326
Trade name	16,500	16,500
Other assets	46,407	31,907
Total Assets	$5,661,417	$4,727,848
Liabilities
Line of credit	$—	$—
Term notes, net	2,157,418	2,155,457
Accounts payable and accrued liabilities	128,824	112,654
Deferred revenue	24,925	17,416
Mortgages payable	37,220	37,777
Total Liabilities	2,348,387	2,323,304
Noncontrolling redeemable Preferred Operating Partnership Units at redemption value	90,241	—
Noncontrolling redeemable Common Operating Partnership Units at redemption value	40,811	26,446
Shareholders’ Equity
Common stock $.01 par value, 200,000,000 shares authorized, 82,017,283 shares outstanding at September 30, 2021 (74,211,920 at December 31, 2020)	820	495
Additional paid-in capital	3,482,742	2,671,311
Dividends in excess of net income	(297,230)	(288,667)
Accumulated other comprehensive loss	(4,354)	(5,041)
Total Shareholders’ Equity	3,181,978	2,378,098
Total Liabilities and Shareholders’ Equity	$5,661,417	$4,727,848

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Revenues
Rental income	$182,937	$135,965	$496,316	$393,701
Other operating income	25,319	20,345	71,090	56,565
Total operating revenues	208,256	156,310	567,406	450,266
Expenses
Property operations and maintenance	42,638	36,199	119,953	101,297
Real estate taxes	21,397	17,729	61,794	52,751
General and administrative	16,141	13,369	45,407	38,498
Depreciation and amortization	37,158	33,018	106,287	90,335
Total operating expenses	117,334	100,315	333,441	282,881
Gain on sale of real estate	—	—	—	302
Income from operations	90,922	55,995	233,965	167,687
Other income (expenses)
Interest expense	(21,350)	(20,544)	(62,470)	(61,056)
Interest and dividend income	2	8	787	14
Equity in income of joint ventures	1,477	1,829	4,126	3,915
Net income	71,051	37,288	176,408	110,560
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(476)	—	(476)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(301)	(193)	(760)	(576)
Net income attributable to common shareholders	$70,274	$37,095	$175,172	$109,984
Earnings per common share attributable to common shareholders – basic	$0.89	$0.52	$2.27	$1.56
Earnings per common share attributable to common shareholders – diluted	$0.89	$0.52	$2.27	$1.56
Common shares used in basic earnings per share calculation	78,961,434	70,835,763	77,135,429	70,372,985
Common shares used in diluted earnings per share calculation	79,179,816	70,949,859	77,303,339	70,478,471
Dividends declared per common share	$0.74	$0.71	$2.22	$2.14

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$71,051	$37,288	$176,408	$110,560
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	230	687	688
Total comprehensive income	71,280	37,518	177,095	111,248

Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(778)	(194)	(1,239)	(580)
Comprehensive income attributable to common shareholders	$70,502	$37,324	$175,856	$110,668

See notes to consolidated financial statements.

LIFE STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating Activities
Net income	$176,408	$110,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,287	90,335
Amortization of debt issuance costs and bond discount	3,185	3,033
Gain on sale of real estate	—	(302)
Equity in income of joint ventures	(4,126)	(3,915)
Distributions from unconsolidated joint ventures	10,359	9,246
Non-vested stock earned	4,603	3,380
Deferred income taxes	(43)	1,266
Other	(236)	(178)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(271)	(1,562)
Prepaid expenses	(3,562)	(2,710)
Receipts from (advances to) joint ventures	475	(2,254)
Accounts payable and other liabilities	10,402	1,396
Deferred revenue	4,614	3,421
Net cash provided by operating activities	308,095	211,716
Investing Activities
Acquisition of storage facilities, net of cash acquired	(773,859)	(417,930)
Improvements, equipment additions, and construction in progress	(54,310)	(37,622)
Return of investment in unconsolidated joint ventures	36,911	28,008
Investment in unconsolidated joint ventures	(57,397)	(21,862)
Loans to unconsolidated subsidiaries	—	(35,850)
Loan payments received from unconsolidated subsidiaries	—	35,850
Property deposits	(11,914)	(129)
Net cash used in investing activities	(860,569)	(449,535)
Financing Activities
Net proceeds from sale of common stock	807,185	155,614
Proceeds from line of credit	459,000	285,000
Repayments of line of credit	(459,000)	(350,000)
Proceeds from term notes, net of discount	—	398,096
Debt issuance costs	(88)	(3,480)
Dividends paid - common stock	(170,666)	(150,357)
Distributions to noncontrolling interest holders	(740)	(785)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	—	(2,000)
Redemption of Operating Partnership Units	(256)	(265)
Mortgage principal payments	(364)	(306)
Net cash provided by financing activities	635,071	331,517
Net decrease in cash and restricted cash	82,597	93,698
Cash and restricted cash at beginning of period	58,771	21,556
Cash and restricted cash at end of period	$141,368	$115,254
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$56,359	$57,816
Cash paid for income taxes, net of refunds	$940	$859

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30, 2021 (unaudited)	December 31, 2020
Assets
Investment in storage facilities:
Land	$1,078,022	$951,813
Building, equipment, and construction in progress	5,165,247	4,378,510
	6,243,269	5,330,323
Less: accumulated depreciation	(970,924)	(873,178)
Investment in storage facilities, net	5,272,345	4,457,145
Cash and cash equivalents	136,157	54,400
Accounts receivable	15,845	15,464
Receivable from unconsolidated joint ventures	589	1,064
Investment in unconsolidated joint ventures	161,834	143,042
Prepaid expenses	11,740	8,326
Trade name	16,500	16,500
Other assets	46,407	31,907
Total Assets	$5,661,417	$4,727,848
Liabilities
Line of credit	$—	$—
Term notes, net	2,157,418	2,155,457
Accounts payable and accrued liabilities	128,824	112,654
Deferred revenue	24,925	17,416
Mortgages payable	37,220	37,777
Total Liabilities	2,348,387	2,323,304
Limited partners’ preferred redeemable capital interest at redemption value (3,590,603 and 0 units outstanding at September 30, 2021 and December 31, 2020, respectively)	90,241	—
Limited partners’ common redeemable capital interest at redemption value (344,531 and 334,149 units outstanding at September 30, 2021 and December 31, 2020, respectively)	40,811	26,446
Partners’ Capital
General partner (859,529 and 745,461 units outstanding at September 30, 2021 and December 31, 2020, respectively)	33,130	24,045
Limited partners 81,157,754 and 73,466,459 units outstanding at September 30, 2021 and December 31, 2020, respectively)	3,153,202	2,359,094
Accumulated other comprehensive loss	(4,354)	(5,041)
Total Partners’ Capital	3,181,978	2,378,098
Total Liabilities and Partners’ Capital	$5,661,417	$4,727,848

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per unit data)	2021	2020	2021	2020
Revenues
Rental income	$182,937	$135,965	$496,316	$393,701
Other operating income	25,319	20,345	71,090	56,565
Total operating revenues	208,256	156,310	567,406	450,266
Expenses
Property operations and maintenance	42,638	36,199	119,953	101,297
Real estate taxes	21,397	17,729	61,794	52,751
General and administrative	16,141	13,369	45,407	38,498
Depreciation and amortization	37,158	33,018	106,287	90,335
Total operating expenses	117,334	100,315	333,441	282,881
Gain on sale of real estate	—	—	—	302
Income from operations	90,922	55,995	233,965	167,687
Other income (expenses)
Interest expense	(21,350)	(20,544)	(62,470)	(61,056)
Interest and dividend income	2	8	787	14
Equity in income of joint ventures	1,477	1,829	4,126	3,915
Net income	71,051	37,288	176,408	110,560
Net income attributable to noncontrolling preferred interests in the Operating Partnership	(476)	—	(476)	—
Net income attributable to noncontrolling common interests in the Operating Partnership	(301)	(193)	(760)	(576)
Net income attributable to common unitholders	$70,274	$37,095	$175,172	$109,984
Earnings per common unit attributable to common unitholders – basic	$0.89	$0.52	$2.27	$1.56
Earnings per common unit attributable to common unitholders – diluted	$0.89	$0.52	$2.27	$1.56
Common units used in basic earnings per unit calculation	78,961,434	70,835,763	77,135,429	70,372,985
Common units used in diluted earnings per unit calculation	79,179,816	70,949,859	77,303,339	70,478,471
Distributions declared per common unit	$0.74	$0.71	$2.22	$2.14
Net income attributable to general partner	$711	$373	$1,764	$1,106
Net income attributable to limited partners	$69,563	$36,722	$173,408	$108,878

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$71,051	$37,288	$176,408	$110,560
Other comprehensive income:
Effective portion of gain on derivatives net of reclassification to interest expense	229	230	687	688
Total comprehensive income	71,280	37,518	177,095	111,248
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(778)	(194)	(1,239)	(580)
Comprehensive income attributable to common unitholders	$70,502	$37,324	$175,856	$110,668

See notes to consolidated financial statements.

LIFE STORAGE LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating Activities
Net income	$176,408	$110,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,287	90,335
Amortization of debt issuance costs and bond discount	3,185	3,033
Gain on sale of real estate	—	(302)
Equity in income of joint ventures	(4,126)	(3,915)
Distributions from unconsolidated joint ventures	10,359	9,246
Non-vested stock earned	4,603	3,380
Deferred income taxes	(43)	1,266
Other	(236)	(178)
Changes in assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(271)	(1,562)
Prepaid expenses	(3,562)	(2,710)
Receipts from joint ventures	475	(2,254)
Accounts payable and other liabilities	10,402	1,396
Deferred revenue	4,614	3,421
Net cash provided by operating activities	308,095	211,716
Investing Activities
Acquisition of storage facilities, net of cash acquired	(773,859)	(417,930)
Improvements, equipment additions, and construction in progress	(54,310)	(37,622)
Return of investment in unconsolidated joint ventures	36,911	28,008
Investment in unconsolidated joint ventures	(57,397)	(21,862)
Loans to unconsolidated subsidiaries	—	(35,850)
Loan payments received from unconsolidated subsidiaries	—	35,850
Property deposits	(11,914)	(129)
Net cash used in investing activities	(860,569)	(449,535)
Financing Activities
Net proceeds from sale of partnership units	807,185	155,614
Proceeds from line of credit	459,000	285,000
Repayments of line of credit	(459,000)	(350,000)
Proceeds from term notes, net of discount	—	398,096
Debt issuance costs	(88)	(3,480)
Distributions to unitholders	(170,666)	(150,357)
Distributions to noncontrolling interest holders	(740)	(785)
Payments to acquire equity in consolidated subsidiary from noncontrolling interests	—	(2,000)
Redemption of Operating Partnership Units	(256)	(265)
Mortgage principal payments	(364)	(306)
Net cash provided by financing activities	635,071	331,517
Net decrease in cash and restricted cash	82,597	93,698
Cash and restricted cash at beginning of period	58,771	21,556
Cash and restricted cash at end of period	$141,368	$115,254
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$56,359	$57,816
Cash paid for income taxes, net of refunds	$940	$859

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Life Storage, Inc. (the “Parent Company”) and Life Storage LP (the “Operating Partnership”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Share and per share amounts and unit and per unit amounts as of and for the periods ending September 30, 2020 and December 31, 2020 have been adjusted to reflect the impact of the three-for-two distribution of common stock announced by the Company on January 4, 2021 and distributed on January 27, 2021 to shareholders and unitholders of record on January 15, 2021.

2. ORGANIZATION

The Parent Company operates as a self-administered and self-managed real estate investment trust (a “REIT”) that owns and operates self-storage properties. All of the Parent Company’s assets are owned by, and all its operations are conducted through, the Operating Partnership. Life Storage Holdings, Inc., a wholly-owned subsidiary of the Parent Company (“Holdings”), is the sole general partner of the Operating Partnership; the Parent Company is a limited partner of the Operating Partnership and, through its ownership of Holdings and its limited partnership interest, controls the operations of the Operating Partnership, holding a 98.6% ownership interest therein as of September 30, 2021, assuming the conversion of all preferred operating partnership units at that date. The remaining ownership interests in the Operating Partnership (the “Units”) are held by certain former owners of assets acquired by the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

At September 30, 2021, we had an ownership interest in and/or managed 1,016 self-storage properties in 34 states. Among our 1,016 self-storage properties are 102 properties that we manage for unconsolidated joint ventures (see Note 10) and 255 properties that we manage and in which we have no ownership interest.

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

Included in the Parent Company’s consolidated balance sheets are noncontrolling redeemable Operating Partnership Units and included in the Operating Partnership’s consolidated balance sheets are limited partners’ redeemable capital interests at redemption value. These interests are presented in the “mezzanine” section of the consolidated balance sheets because they do not meet the functional definition of a liability or equity under current accounting literature. These represent the outside ownership interests of the limited partners in the Operating Partnership. There were 344,531 and 334,149 common noncontrolling redeemable Operating Partnership Units outstanding at September 30, 2021 and December 31, 2020, respectively, and 3,590,603 and 0 preferred noncontrolling redeemable Operating Partnership Units outstanding at September 30, 2021 and December 31, 2020, respectively. On August 19, 2021, the Company issued 3,590,603 preferred noncontrolling redeemable Operating Partnership Units in connection with the acquisition of certain self-storage facilities. The preferred noncontrolling redeemable Operating Partnership Units rank senior to all other partnership interests with respect to distributions and liquidation.

The common unitholders are entitled to receive distributions per unit equivalent to the dividends declared per share on the Parent Company’s common stock. The preferred unitholders are entitled to receive a fixed priority return of 4.5% and the preferred noncontrolling redeemable Operating Partnership Units are convertible at the option of the unitholders after the earlier of (i) the first anniversary of the date of issuance, (ii) the date of death of an initial holder who is a natural person or (iii) the sale, lease or conveyance of all or substantially all of the assets of the Operating Partnership, into common noncontrolling redeemable Operating Partnership Units. Upon any such conversion, each preferred noncontrolling redeemable Operating Partnership Unit being converted shall be convertible into a number of common Operating Partnership Units equal to the quotient of (i) the stated value of the preferred noncontrolling redeemable Operating Partnership Units being converted (such stated value being $25.00 per preferred noncontrolling redeemable Operating Partnership Unit) plus any accrued and unpaid distributions, divided by (ii) the average closing price of the Parent Company's common stock over the 90 consecutive trading days ending the trading day preceding the date of conversion. The Operating Partnership is obligated to redeem each of the common noncontrolling redeemable Operating Partnership Units at the request of the holder thereof for cash equal to the fair market value of a share of the Parent Company’s common stock based on a 10-day average of the daily market price, at the time of such redemption, provided that the Company, at its option, may elect to acquire any such Unit presented for redemption for one common share or cash.

The Company accounts for the noncontrolling redeemable Operating Partnership Units under the provisions of Accounting Standards Codification (ASC) Topic 480-10-S99. The application of the ASC Topic 480-10-S99 accounting model requires the noncontrolling interest to follow normal noncontrolling interest accounting and then be marked to redemption value at the end of each reporting period if higher (but never adjusted below that normal noncontrolling interest accounting amount) for the common noncontrolling redeemable Operating Partnership Units. The offset to the adjustment to the carrying amount of the common noncontrolling redeemable Operating Partnership Units is reflected in the Company’s dividends in excess of net income and in the Operating Partnership’s general partner and limited partners capital balances. Accordingly, in the accompanying consolidated balance sheets, common noncontrolling redeemable Operating Partnership Units are reflected at redemption value at September 30, 2021 and December 31, 2020, equal to the number of common noncontrolling interest units outstanding multiplied by the fair market value of the Parent Company’s common stock at that date. Redemption value exceeded the value determined under the Company’s historical basis of accounting at those dates. ASC Topic 480-10-S99 requires the preferred noncontrolling redeemable Operating Partnership Units to be valued at fair value as of the date of issuance and to continue to be recorded at the value determined at initial measurement plus any accrued distributions.

The following is a reconciliation of the Parent Company’s common noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable common capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2021
Beginning balance	$26,446
Net income attributable to noncontrolling common interests in the Operating Partnership	760
Issuance of units	1,500
Redemption of units	(224)
Distributions	(740)
Adjustment to redemption value	13,069
Ending balance	$40,811

During the nine months ended September 30, 2021, the Operating Partnership issued 12,882 common noncontrolling redeemable Operating Partnership Units with a fair value of $1.5 million as part of the consideration paid to acquire certain self-storage properties. The fair value of these units on the date of issuance was determined based upon the fair market value of the Company’s common stock on that date.

The following is a reconciliation of the Parent Company’s preferred noncontrolling redeemable Operating Partnership Units and the Operating Partnership’s limited partners’ redeemable preferred capital interest for the period:

(dollars in thousands)	Nine Months Ended September 30, 2021
Beginning balance	$—
Net income attributable to noncontrolling preferred interests in the Operating Partnership	476
Issuance of units	89,765
Ending balance	$90,241

The disaggregated revenues of the Company presented in accordance with ASC Topic 606 “Revenue from Contracts with Customers” are as follows:

(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Rental income	$182,937	$135,965	$496,316	$393,701
Management and acquisition fee income	5,360	4,518	16,091	13,107
Revenues related to tenant reinsurance	15,485	11,616	41,810	32,508
Other	4,474	4,211	13,189	10,950
Total operating revenues	$208,256	$156,310	$567,406	$450,266

Management and acquisition fee income and revenues related to tenant reinsurance are included in other operating income in the consolidated statements of operations.

During the nine months ended September 30, 2021, approximately 18% and 13% of the Company’s revenue was derived from self-storage facilities in the states of Texas and Florida, respectively.
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

For the three months ended September 30, 2021 and 2020, the Company recorded compensation expense of $1,683,000 and $1,107,000, respectively, related to amortization of non-vested stock grants and performance-based awards. For the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense of $4,603,000 and $3,380,000, respectively, related to amortization of non-vested stock grants and performance-based awards.

No stock options were exercised by employees or directors during the three and nine months ended September 30, 2021 and 2020. During the three months ended September 30, 2021 and 2020, 563 and 379 shares of non-vested stock, respectively, vested. During the nine months ended September 30, 2021 and 2020, 29,913 and 17,775 shares of non-vested stock, respectively, vested.

During the nine months ended September 30, 2021, the Company issued 36,666 shares of non-vested stock to employees and directors which vest over periods ranging from one to five years. The per-share fair market value on the date of grant of the non-vested stock issued during the nine months ended September 30, 2021 ranged from $84.06 to $123.32, resulting in an aggregate fair value of $3.7 million.

During the nine months ended September 30, 2021, the Company granted performance-based awards that entitle recipients to earn up to 19,500 shares of Company stock if certain performance criteria are achieved over a three-year period. The Company estimated the aggregate fair value of the awards on the grant date to be $0.8 million.

In September 2021, the Company announced that current Chief Operating Officer, Edward Killeen, would be retiring effective December 31, 2021. In conjunction with this announcement, the vesting periods of certain restricted stock awards previously granted to Mr. Killeen were accelerated to reflect his December 31, 2021 retirement date. As a result of this change, an additional $0.2 million of compensation expense was recorded during the three and nine months ended September 30, 2021 and additional compensation expense of $0.5 million is expected to be recorded during the three months ended December 31, 2021.

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

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Cash	$136,157	$54,400	$110,247
Restricted cash	5,211	4,371	5,007
Total cash and restricted cash	$141,368	$58,771	$115,254

5. INVESTMENT IN STORAGE FACILITIES AND INTANGIBLE ASSETS

The following summarizes our activity in storage facilities during the nine months ended September 30, 2021:

(dollars in thousands)
Cost:
Beginning balance	$5,330,323
Acquisition of storage facilities	858,781
Improvements and equipment additions	33,125
Net increase in construction in progress	21,501
Dispositions	(461)
Ending balance	$6,243,269
Accumulated Depreciation:
Beginning balance	$873,178
Additions during the period	97,951
Dispositions	(205)
Ending balance	$970,924

The Company acquired 62 self-storage facilities during the nine months ended September 30, 2021. The acquisitions of these facilities were accounted for as asset acquisitions. The costs of the facilities, including closing costs, were allocated to land, building, equipment and improvements, and in-place customer leases based upon their relative fair values.

The purchase prices of the facilities acquired in 2021 have been assigned as follows:

(dollars in thousands)				Consideration paid			Acquisition Date Fair Value
States	Number of Properties	Date of Acquisition	Purchase Price	Cash Paid	Value of Operating Partnership Units Issued	Net Other Liabilities (Assets) Assumed	Land	Building, Equipment, and Improvements	In-Place Customer Leases
SC	1	1/4/2021	$8,070	$8,042	$—	$28	$812	$7,153	$105
CA	1	1/21/2021	18,287	18,251	—	36	1,322	16,830	135
NY	1	3/4/2021	47,947	47,933	—	14	10,591	37,020	336
FL	8	3/11/2021	85,156	84,586	—	570	13,381	70,538	1,237
AZ	3	3/24/2021	67,089	66,890	—	199	7,129	59,320	632
WA	2	3/25/2021	39,666	39,495	—	171	6,166	33,037	443
FL	1	5/3/2021	16,545	16,497	—	48	1,658	14,739	148
NJ	5	5/12/2021	90,944	90,710	—	234	11,557	78,116	1,271
NC	2	6/1/2021	26,942	26,793	—	149	2,209	24,395	338
TX	4	6/10/2021	44,563	43,952	—	611	9,163	34,746	654
FL	1	6/16/2021	14,344	14,235	—	109	2,601	11,526	217
FL, NH	3	6/22/2021	59,618	59,257	—	361	19,101	39,752	765
NC	1	6/23/2021	14,539	14,468	—	71	657	13,695	187
NH	2	7/29/2021	22,315	22,311	—	4	6,271	15,743	301
FL	1	8/17/2021	14,846	14,740	—	106	2,884	11,789	173
AL, CO, FL, GA, KY, OH, OK, SC, TX	22	8/19/2021	229,982	137,188	91,265	1,529	23,173	203,682	3,127
AZ	1	8/25/2021	17,190	17,187	—	3	1,034	15,974	182
GA	3	9/1/2021	51,707	51,375	—	332	5,570	45,447	690
Total acquired in 2021	62		$869,750	$773,910	$91,265	$4,575	$125,279	$733,502	$10,941

The facility purchased in New York in the first quarter of 2021 was acquired from SNL Orix Merrick (“Merrick”), an unconsolidated joint venture in which the Company holds a 5% ownership interest. In accordance with ASC Topic 970, “Real Estate – General,” ("ASC 970") the Company recorded its equity in the profit from the sale of this self-storage facility as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $47.9 million cash payment for the self-storage facility acquired from Merrick, the Company also recognized $0.8 million as a return on the Company’s investment in Merrick as discussed further in Note 10.

The three facilities purchased in Georgia in September 2021 were acquired from Life Storage-SERS Storage LLC ("SERS"), an unconsolidated joint venture in which the Company holds a 20% ownership interest. In accordance with ASC 970, the Company recorded its equity in the profit from the sale of these self-storage facilities as a reduction in the respective purchase price allocated to land and depreciable fixed assets. In addition to the $51.7 million cash payment for the self-storage facilities acquired from SERS, the Company also recognized $8.3 million as a return on the Company’s investment in SERS as discussed further in Note 10.

Non-cash investing activities during the nine months ended September 30, 2021 include the issuance of $89.8 million in preferred Operating Partnership Units valued based upon a stated/liquidation value agreed upon at the time of acquisition, the issuance of $1.5 million in common Operating Partnership Units valued based on the average closing price of the Parent Company's common stock over the 30 consecutive trading days ending 2 trading days before the closing, and the assumption of net other liabilities totaling $4.6 million.

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

In-place customer leases are included in other assets on the Company’s consolidated balance sheets as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
In-place customer leases	$97,804	$86,863
Accumulated amortization	(89,805)	(81,455)
Net carrying value at the end of period	$7,999	$5,408

Amortization expense related to in-place customer leases was $3.6 million and $8.4 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $3.8 million for the three and nine months ended September 30, 2020, respectively, and is included in depreciation and amortization expense on the consolidated statements of operations.

Change in Useful Life Estimates

As part of the Company’s capital improvement efforts, buildings at certain self-storage facilities were identified for replacement during 2019, 2020, and 2021. As a result of the decision to replace these buildings, the Company reassessed the estimated useful lives of the then existing buildings. This useful life reassessment resulted in an increase in depreciation expense of approximately $2.5 million during the nine months ended September 30, 2021 and approximately $4.4 million during both the three and nine months ended September 30, 2020. Such facilities identified for replacement had minimal impact on depreciation expense during the three months ended September 30, 2021. The Company estimates that due to buildings recently identified for replacement, the change in estimated useful lives of buildings identified for replacement as of September 30, 2021 will have a minimal impact on depreciation expense during the remainder of 2021.

The accelerated depreciation resulting from the events discussed above reduced both basic and diluted earnings per share/unit by approximately $0.03 for the nine months ended September 30, 2021 and by $0.06 for both the three and nine months ended September 30, 2020.

6. UNSECURED LINE OF CREDIT AND TERM NOTES

Borrowings outstanding on our unsecured line of credit and term notes are as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Revolving line of credit borrowings	$—	$—

Term note due April 8, 2024	175,000	175,000
Senior term note due July 1, 2026	600,000	600,000
Senior term note due December 15, 2027	450,000	450,000
Term note due July 21, 2028	200,000	200,000
Senior term note due June 15, 2029	350,000	350,000
Senior term note due October 15, 2030	400,000	400,000
Total term note principal balance outstanding	2,175,000	2,175,000
Less: unamortized debt issuance costs	(11,563)	(12,833)
Less: unamortized senior term note discount	(6,019)	(6,710)
Term notes payable	$2,157,418	$2,155,457

The Company’s unsecured amended credit agreement includes a revolving credit facility with a limit of $500 million with a maturity date of March 10, 2023, and initially included a term note in the principal amount of $100 million with a maturity date of June 4, 2020 which has since been repaid. Such credit agreement provides for interest on the revolving credit facility at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2021 the margin is 0.95%), interest on any term notes at a variable annual rate equal to LIBOR plus a margin based on the Company’s credit rating (at September 30, 2021 the margin is 1.00%), and requires an annual facility fee on the revolving credit facility which varies based upon the Company’s credit rating (at September 30, 2021 the facility fee is 0.15%). The interest rate on the Company’s revolving credit facility at September 30, 2021 was approximately 1.04% (1.09% at December 31, 2020) and the interest rate on any term notes at September 30, 2021 was approximately 1.09% (1.14% at December 31, 2020). At September 30, 2021 there was $499.9 million available on the unsecured line of credit. The Company has the option under this credit facility to increase the total aggregate borrowing capacity of the facilities to $900 million.

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

The 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes are all fully and unconditionally guaranteed by the Parent Company. The indenture under which the 2030 Senior Notes, the 2029 Senior Notes, the 2027 Senior Notes and the 2026 Senior Notes were issued restricts the ability of the Company and its subsidiaries to incur debt unless the Company and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 on all outstanding debt, after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Company and its subsidiaries to incur secured debt unless the Company and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Company and its consolidated subsidiaries. At September 30, 2021, the Company was in compliance with such covenants.

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

The line of credit and term notes require the Company to meet certain financial covenants, measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness and limitations on dividend payouts. At September 30, 2021, the Company was in compliance with such covenants.

We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2021, the entire availability on the line of credit could be drawn without violating our debt covenants.

The Company’s fixed rate term notes contain a provision that allows for the noteholders to call the debt upon a change of control of the Company at an amount that includes a make whole premium based on rates in effect on the date of the change of control.

Deferred debt issuance costs and the discount on the outstanding term notes are both presented as reductions of term notes in the accompanying consolidated balance sheets at September 30, 2021 and December 31, 2020. Amortization expense related to deferred debt issuance costs was $0.6 million for each of the three months ended September 30, 2021 and 2020 and $1.8 million for each of the nine months ended September 30, 2021 and 2020, and is included in interest expense in the consolidated statements of operations.

7. MORTGAGES PAYABLE AND DEBT MATURITIES

Mortgages payable at September 30, 2021 and December 31, 2020 consist of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
4.065% mortgage note due April 1, 2023, secured by one self- storage facility with an aggregate net book value of $7.1 million, principal and interest paid monthly (effective interest rate 4.33%)	$3,755	$3,832
5.26% mortgage note due November 1, 2023, secured by one self-storage facility with an aggregate net book value of $7.7 million, principal and interest paid monthly (effective interest rate 5.59%)	3,670	3,728
4.4625% mortgage notes due December 6, 2024, secured by three self-storage facilities with an aggregate net book value of $54.4 million, principal and interest paid monthly (effective interest rate 3.20%)	22,491	22,684
4.44% mortgage note due July 6, 2025, secured by one self-storage facility with an aggregate net book value of $13.5 million, principal and interest paid monthly (effective interest rate 4.51%)	6,257	6,343
5.99% mortgage note due May 1, 2026, secured by one self- storage facility with an aggregate net book value of $6.4 million, principal and interest paid monthly (effective interest rate 6.45%)	1,047	1,190
Total mortgages payable	$37,220	$37,777

The table below summarizes the Company’s debt obligations at September 30, 2021. The estimated fair value of financial instruments is subjective in nature and is dependent on a number of important assumptions, including discount rates and relevant comparable market information associated with each financial instrument. The fair value of the fixed rate term notes and mortgage notes were estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These assumptions are considered Level 2 inputs within the fair value hierarchy as described in Note 9. The carrying values of our variable rate debt instruments approximate their fair values as such debt instruments bear interest at current market rates that approximate market participant rates. This is considered a Level 2 input within the fair value hierarchy. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company would realize in a current market exchange.

		Expected Maturity Date Including Discount
(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Line of credit - variable rate LIBOR + 0.95% (1.04% at September 30, 2021)	$—	$—	$—	$—	$—	$—	$—	$—
Notes Payable:
Term note - fixed rate 4.533%	—	—	—	175,000	—	—	175,000	192,518
Term note - fixed rate 3.50%	—	—	—	—	—	600,000	600,000	656,688
Term note - fixed rate 3.875%	—	—	—	—	—	450,000	450,000	497,718
Term note - fixed rate 3.67%	—	—	—	—	—	200,000	200,000	217,353
Term note - fixed rate 4.00%	—	—	—	—	—	350,000	350,000	398,184
Term note - fixed rate 2.20%	—	—	—	—	—	400,000	400,000	389,246
Mortgage note - fixed rate 4.065%	27	108	3,620	—	—	—	3,755	3,870
Mortgage note - fixed rate 5.26%	20	83	3,567	—	—	—	3,670	3,914
Mortgage notes - fixed rate 4.4625%	—	—	—	22,491	—	—	22,491	23,261
Mortgage note - fixed rate 4.44%	33	125	130	136	5,833	—	6,257	6,731
Mortgage note - fixed rate 5.99%	49	203	216	229	244	106	1,047	1,140
Total	$129	$519	$7,533	$197,856	$6,077	$2,000,106	$2,212,220

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

The changes in AOCL for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

(dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Accumulated other comprehensive loss beginning of period	$(4,583)	$(5,500)	$(5,041)	$(5,958)
Realized loss reclassified from accumulated other comprehensive loss to interest expense	229	230	687	688
Accumulated other comprehensive loss end of period	$(4,354)	$(5,270)	$(4,354)	$(5,270)

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

There are no assets or liabilities carried at fair value measured on a recurring basis on the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

10. INVESTMENT IN JOINT VENTURES

A summary of the Company’s unconsolidated joint ventures is as follows:

Venture	Number of Properties at September 30, 2021	Company common ownership interest at September 30, 2021	Carrying value of investment at September 30, 2021	Carrying value of investment at December 31, 2020
Sovran HHF Storage Holdings LLC (“Sovran HHF”)[1]	36	20%	$58.9 million	$60.5 million
Sovran HHF Storage Holdings II LLC (“Sovran HHF II”)[2]	22	15%	($4.7 million)	$27.3 million
Life Storage-SERS Storage LLC (“SERS”)[3]	—	20%	—	$3.0 million
Life Storage-HIERS Storage LLC (“HIERS”)	17	20%	$13.9 million	$14.3 million
191 V Life Storage Holdings LLC ("191 V")[4]	17	20%	$27.8 million	—
Iskalo Office Holdings, LLC (“Iskalo”)[5]	N/A	49%	($2.4 million)	($2.5 million)
Life Storage Spacemax, LLC ("Spacemax")	6	40%	$14.7 million	$16.7 million
Life Storage Virtus, LLC ("Virtus")[6]	1	20%	$1.3 million	$1.5 million
SNL Orix Merrick, LLC ("Merrick")[7]	—	5%	—	$2.5 million
SNL/Orix 1200 McDonald Ave., LLC ("McDonald")[8]	1	86%	$30.0 million	$2.7 million
Joint ventures with properties in development stage[9]	6	Various	$10.6 million	$9.1 million
Other unconsolidated joint ventures (6 joint ventures)	6	Various	$4.6 million	$5.4 million

[1]

In September 2020, the Company acquired 17 self-storage facilities and related assets from Sovran HHF for total consideration of $175.2 million, which is net of the Company’s share of Sovran HHF’s gain resulting from the transaction. In connection with this transaction, non-recourse loans with principal balances totaling $34.0 million were settled. Also in September 2020, Sovran HHF sold four self-storage facilities to an unrelated third-party for total consideration of $42.3 million, resulting in a gain on sale of $2.1 million. As of September 30, 2021, the carrying value of the Company’s investment in Sovran HHF exceeds its share of the underlying equity in net assets of Sovran HHF by approximately $1.7 million as a result of the capitalization of certain acquisition related costs in 2008. This difference is included in the carrying value of the investment.

[2]

In September 2020, the Company acquired eight self-storage facilities and related assets from Sovran HHF II for total consideration of $120.2 million, which is net of the Company’s share of Sovran HHF II’s gain resulting from the transaction. In connection with this transaction, $35.8 million of non-recourse loans related to these properties were settled in April 2021. Also in connection with this transaction, the Company made a $12.7 million contribution to Sovran HHF II. On April 1, 2021, Sovran HHF II paid off $69.1 million in existing nonrecourse mortgage debt and entered into $110 million of new nonrecourse mortgage debt which matures in 2029. As a result of the net proceeds from these transactions, the Company received a distribution of $31.6 million from Sovran HHF II on April 1, 2021 which is included in return of investment in unconsolidated joint ventures on the consolidated statement of cash flows at September 30, 2021.

[3]

In September 2021, the Company acquired three self-storage facilities and related assets from SERS for total consideration of $51.7 million which is net of the Company’s share of SERS's gain resulting from the transaction. In connection with this transaction, all non-recourse loans held by SERS were settled. See Note 5 for additional information regarding this transaction. As SERS no longer operates any self-storage facilities subsequent to the sale of the three self-storage facilities to the Company, the Company received a distribution of $2.8 million in September 2021 as the Company's return of its remaining investment in SERS. SERS is expected to be dissolved in 2022.

[4]

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

[5]

Iskalo owns the building that houses the Company’s headquarters. The Company paid rent to Iskalo of $1.1 million and $0.9 million during the nine months ended September 30, 2021 and 2020, respectively.

[6]

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

[8]	In September 2021, the Company made an additional investment of $27.3 million in McDonald which increased the Company's ownership interest in McDonald from 5% to 86%.

[9]

The Company has entered into six separate joint ventures, two of which are developing self-storage facilities in Ontario, Canada, three of which are developing self-storage facilities in the New York City market, and one of which is developing a self-storage facility in the Tucson, AZ, market. The Company has contributed an aggregate total of $10.6 million as its share of capital to these joint ventures.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that none of the joint ventures at September 30, 2021 are a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company used the voting model under ASC 810 to determine whether or not to consolidate the joint ventures. Based upon each member’s substantive participation rights over the activities as stipulated in the joint venture agreements, none of the joint ventures evaluated under the voting model are consolidated by the Company. Due to the Company’s significant influence over the operations of each of the joint ventures, all above joint ventures are accounted for under the equity method of accounting.

The carrying values of the Company’s investments in joint ventures are assessed for other-than-temporary impairment on a periodic basis and no such impairments have been recorded on any of the Company’s investments in joint ventures.

As property manager of the self-storage facilities owned by each of the operational joint ventures, the Company earns management and/or call center fees based on a percentage of joint venture gross revenues. These fees earned from joint ventures, which are included in other operating income in the consolidated statements of operations, totaled $2.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $5.9 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s share of the unconsolidated joint ventures’ income (loss) is as follows:

(dollars in thousands) Venture	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Sovran HHF	$846	$1,320	$2,247	$3,103
Sovran HHF II	435	642	1,157	1,543
Other unconsolidated joint ventures	196	(133)	722	(731)
	$1,477	$1,829	$4,126	$3,915

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

The Company recorded federal and state income tax expense of $0.7 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations. At September 30, 2021 and 2020, there were no material unrecognized tax benefits, and the Company had no interest or penalties relating to uncertain tax positions during the periods then ended. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. Income taxes payable by the Company and the net deferred tax liabilities of our taxable REIT subsidiaries are classified within accounts payable and accrued liabilities in the consolidated balance sheets, while prepaid income taxes are classified within prepaid expenses. As of September 30, 2021, the Company’s taxable REIT subsidiaries have deferred tax assets totaling $0.4 million and a deferred tax liability of $1.7 million. As of December 31, 2020, the Company’s taxable REIT subsidiaries had deferred tax assets of $0.4 million and a deferred tax liability of $1.7 million. The tax years 2017-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share utilizing the two-class method.

(in thousands except per share data)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator:
Net income attributable to common shareholders	$70,274	$37,095	$175,172	$109,984
Denominator:
Denominator for basic earnings per share – weighted average shares	78,961	70,836	77,135	70,373
Effect of Dilutive Securities:
Stock options and non-vested stock	219	114	168	105
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	79,180	70,950	77,303	70,478
Basic earnings per common share attributable to common shareholders	$0.89	$0.52	$2.27	$1.56
Diluted earnings per common share attributable to common shareholders	$0.89	$0.52	$2.27	$1.56

Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit utilizing the two-class method.

(in thousands except per unit data)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator:
Net income attributable to common unitholders	$70,274	$37,095	$175,172	$109,984
Denominator:
Denominator for basic earnings per unit – weighted average units	78,961	70,836	77,135	70,373
Effect of Dilutive Securities:
Stock options and non-vested stock	219	114	168	105
Denominator for diluted earnings per unit – adjusted weighted average units and assumed conversion	79,180	70,950	77,303	70,478
Basic earnings per common unit attributable to common unitholders	$0.89	$0.52	$2.27	$1.56
Diluted earnings per common unit attributable to common unitholders	$0.89	$0.52	$2.27	$1.56

Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 111,260 unvested restricted shares for the three months ended September 30, 2021, and 92,123 unvested restricted shares for the three months ended September 30, 2020, because their effect would be antidilutive. Not included in the effect of dilutive securities above for both earnings per share and earnings per unit are 136,710 unvested restricted shares for the nine months ended September 30, 2021, and 102,714 unvested restricted shares for the nine months ended September 30, 2020, because their effect would be antidilutive. Additionally, not included in the effective of dilutive securities above for both earning per share and earnings per unit for the three and nine months ended September 30, 2021 is the effect of 3,590,603 preferred noncontrolling redeemable Operating Partnership Units as such Units are not redeemable at September 30, 2021.

13. SHAREHOLDERS’ EQUITY

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the nine months ended September 30, 2021:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2020	$495	$2,671,311	$(288,667)	$(5,041)	$2,378,098
Net proceeds from issuance of common stock	18	180,511	—	—	180,529
Earned portion of non-vested stock	—	1,453	—	—	1,453
Stock dividend	252	(252)	—	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	—	(4)	—	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,358)	—	(2,358)
Net income attributable to common shareholders	—	—	47,383	—	47,383
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(55,840)	—	(55,840)
Balance March 31, 2021	$765	$2,853,019	$(299,482)	$(4,812)	$2,549,490
Net proceeds from issuance of common stock	16	148,309	—	—	148,325
Earned portion of non-vested stock	—	1,467	—	—	1,467
Carrying value less than redemption value on redeemed noncontrolling interest	—	(13)	—	—	(13)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(7,142)	—	(7,142)
Net income attributable to common shareholders	—	—	57,516	—	57,516
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(56,873)	—	(56,873)
Balance June 30, 2021	$781	$3,002,782	$(305,981)	$(4,583)	$2,692,999
Net proceeds from issuance of common stock	39	478,292	—	—	478,331
Earned portion of non-vested stock	—	1,683	—	—	1,683
Carrying value less than redemption value on redeemed noncontrolling interest	—	(15)	—	—	(15)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(3,570)	—	(3,570)
Net income attributable to common shareholders	—	—	70,274	—	70,274
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(57,953)	—	(57,953)
Balance September 30, 2021	$820	$3,482,742	$(297,230)	$(4,354)	$3,181,978

The following is a reconciliation of the changes in the Parent Company’s total shareholders’ equity for the nine months ended September 30, 2020:

(dollars in thousands)	Common Stock	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2019	$467	$2,376,723	$(238,338)	$(5,958)	$2,132,894
Net proceeds from issuance of common stock	2	21,464	—	—	21,466
Earned portion of non-vested stock	—	1,124	—	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	5,542	—	5,542
Net income attributable to common shareholders	—	—	36,433	—	36,433
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(49,969)	—	(49,969)
Balance March 31, 2020	$469	$2,399,311	$(246,332)	$(5,729)	$2,147,719
Earned portion of non-vested stock	—	1,071	—	—	1,071
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,609)	—	(2,609)
Net income attributable to common shareholders	—	—	36,457	—	36,457
Amortization of terminated hedge included in AOCL	—	—	—	229	229
Dividends	—	—	(50,186)	—	(50,186)
Balance June 30, 2020	$469	$2,400,382	$(262,670)	$(5,500)	$2,132,681
Net proceeds from issuance of common stock	13	134,213	—	—	134,226
Earned portion of non-vested stock	—	1,107	—	—	1,107
Adjustment to redemption value on noncontrolling redeemable Operating Partnership units	—	—	(2,948)	—	(2,948)
Purchases of equity in consolidated subsidiary from noncontrolling interests	—	(2,300)	—	—	(2,300)
Net income attributable to common shareholders	—	—	37,095	—	37,095
Amortization of terminated hedge included in AOCL	—	—	—	230	230
Dividends	—	—	(50,203)	—	(50,203)
Balance September 30, 2020	$482	$2,533,402	$(278,726)	$(5,270)	$2,249,888

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

During the nine-month period ended September 30, 2021, the Company issued 4,838,200 shares of common stock under the 2020 Equity Program and the 2021 Equity Program at a weighted average issue price of $95.80 per share, generating net proceeds of $458.2 million after deducting $4.6 million of sales commissions paid to the sales agents, as well as other expenses of $0.7 million. The Company used such proceeds primarily to fund a portion of the acquisition of the 62 storage facilities during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the Company issued 2,213,924 shares of common stock under the 2018 Equity Program at a weighted average issue price of $71.09 per share, generating net proceeds of $155.8 million after deducting $1.6 million of sales commissions paid to the sales agents, as well as other expenses of $0.2 million. The Company used such proceeds to fund a portion of the acquisition of the 31 storage facilities during the nine months ended September 30, 2020.

On September 16, 2021, the Company completed the public offering of 2,875,000 shares of the Company's common stock at $122.30 per share. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $348.8 million. The Company used the net proceeds from the offering to repay amounts outstanding under the Company's revolving credit facility, to fund acquisitions, and for general corporate purposes.

On August 2, 2017, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares (“Buyback Program”). The Buyback Program allows the Company to purchase shares of its common stock in accordance with applicable securities laws on the open market, through privately negotiated transactions, or through other methods of acquiring shares. The Buyback Program may be suspended or discontinued at any time. The Company did not repurchase any outstanding common shares under the Buyback Program during the nine months ended September 30, 2021 or during the nine months ended September 30, 2020.

In 2013, the Company implemented a Dividend Reinvestment Plan which was suspended by the Company’s Board of Directors in 2017. As a result, the Company did not issue any shares under the Dividend Reinvestment Plan during the nine months ended September 30, 2021 and 2020.

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

14. PARTNERS’ CAPITAL

The following is a reconciliation of the changes in total partners’ capital for the nine months ended September 30, 2021:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2020	$24,045	$2,359,094	$(5,041)	$2,378,098
Net proceeds from issuance of Operating Partnership Units	1,807	178,722	—	180,529
Earned portion of non-vested stock	14	1,439	—	1,453
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(3)	—	(4)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,358)	—	(2,358)
Net income attributable to common unitholders	476	46,907	—	47,383
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(561)	(55,279)	—	(55,840)
Balance March 31, 2021	$25,782	$2,528,520	$(4,812)	$2,549,490
Net proceeds from issuance of Operating Partnership Units	1,483	146,842	—	148,325
Earned portion of non-vested stock	15	1,452	—	1,467
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(12)	—	(13)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(7,142)	—	(7,142)
Net income attributable to common unitholders	578	56,938	—	57,516
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(572)	(56,301)	—	(56,873)
Balance June 30, 2021	$27,287	$2,670,295	$(4,583)	$2,692,999
Net proceeds from issuance of Operating Partnership Units	4,783	473,548	—	478,331
Earned portion of non-vested stock	17	1,666	—	1,683
Issuance of common Operating Partnership Units	15	(15)	—	—
Issuance of preferred Operating Partnership Units	898	(898)	—	—
Carrying value less than redemption value on redeemed noncontrolling interest	(1)	(14)	—	(15)
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(3,570)	—	(3,570)
Net income attributable to common unitholders	711	69,563	—	70,274
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(582)	(57,371)	—	(57,953)
Balance September 30, 2021	$33,130	$3,153,202	$(4,354)	$3,181,978

The following is a reconciliation of the changes in total partners’ capital for the nine months ended September 30, 2020:

(dollars in thousands)	Life Storage Holdings, Inc. General Partner	Life Storage, Inc. Limited Partner	Accumulated Other Comprehensive Income (Loss)	Total Controlling Partners’ Capital
Balance December 31, 2019	$21,594	$2,117,258	$(5,958)	$2,132,894
Net proceeds from issuance of Operating Partnership Units	212	21,254	—	21,466
Earned portion of non-vested stock	11	1,113	—	1,124
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	5,542	—	5,542
Net income attributable to common unitholders	366	36,067	—	36,433
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(502)	(49,467)	—	(49,969)
Balance March 31, 2020	$21,683	$2,131,765	$(5,729)	$2,147,719
Earned portion of non-vested stock	11	1,060	—	1,071
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,609)	—	(2,609)
Net income attributable to common unitholders	366	36,091	—	36,457
Amortization of terminated hedge included in AOCL	2	(2)	229	229
Distributions	(504)	(49,682)	—	(50,186)
Balance June 30, 2020	$21,558	$2,116,623	$(5,500)	$2,132,681
Net proceeds from issuance of Operating Partnership Units	1,342	132,884	—	134,226
Earned portion of non-vested stock	12	1,095	—	1,107
Adjustment to redemption value on noncontrolling redeemable Operating Partnership Units	—	(2,948)	—	(2,948)
Purchases of equity in consolidated subsidiary from noncontrolling interests	(23)	(2,277)	—	(2,300)
Net income attributable to common unitholders	373	36,722	—	37,095
Amortization of terminated hedge included in AOCL	2	(2)	230	230
Distributions	(505)	(49,698)	—	(50,203)
Balance September 30, 2020	$22,759	$2,232,399	$(5,270)	$2,249,888

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

16. COMMITMENT AND CONTINGENCIES

The Company’s lease population is comprised of leases for land and/or buildings in which certain of the Company’s self-storage facilities operate, as well as leases of warehousing and corporate office space. All leases where the Company is the lessee qualify as operating leases and the Company does not have any financing leases as of September 30, 2021. At September 30, 2021 and December 31, 2020, the Company’s aggregate right-of-use assets total $19.9 million and $20.3 million, respectively, and are included in other assets on the consolidated balance sheet. The related lease liabilities at September 30, 2021 and December 31, 2020 total $19.4 million and $19.9 million, respectively, and are included in accounts payable and accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases totaled $0.6 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 10.5 years and 4.57%, respectively.

At September 30, 2021, the Company has approximately $25.0 million of operating lease commitments, excluding variable consideration. The undiscounted future minimum lease payments are summarized by year in the table below:

(in thousands)
2021	$516
2022	2,657
2023	2,663
2024	2,584
2025	2,402
Thereafter	14,181
Total	$25,003

The difference between the amounts included in the table above and the aggregate lease liability recorded in the accompanying consolidated balance sheet at September 30, 2021 is the result of the impact of the discount rate on future minimum lease payments.

On September 28, 2021, the Company entered into an underwriting agreement with multiple underwriters relating to the public offering by the Operating Partnership of $600 million aggregate principal amount of 2.400% unsecured senior notes due October 15, 2031 (the "2031 Senior Notes"). The 2031 Senior Notes were issued at 0.917% discount to par value on October 7, 2021. Interest on the 2031 Senior Notes is payable semi-annually in arrears on each April 15 and October 15, beginning April 15, 2022. Proceeds received upon issuance, net of discount to par of $5.5 million, and underwriting discount and other offering expenses of $5.1 million, totaled $589.4 million.

At September 30, 2021, the Company was under contract to acquire 33 self-storage facilities for an aggregate purchase price of $548.9 million.

At September 30, 2021, the Company has signed contracts in place with third-party contractors for expansion and enhancements at its existing facilities. The Company expects to pay $51.4 million under these contracts in 2021 and 2022.

17. SUBSEQUENT EVENTS

On October 1, 2021, the Company declared a quarterly dividend of $0.86 per common share. The dividend was paid on October 26, 2021 to shareholders of record on October 13, 2021. The total dividend paid amounted to $70.5 million.

In addition to the 33 self-storage facilities under contract at September 30, 2021, subsequent to September 30, 2021, the Company entered into contracts to acquire an additional 20 self-storage facilities for an aggregate purchase price of $322.4 million. The Company acquired 13 facilities subsequent to September 30, 2021 for an aggregate purchase price of $234.5 million. The purchases of the remaining 40 self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

In connection with the acquisition of certain of the self-storage facilities subsequent to September 30, 2021, the Company issued a total of 304,585 common noncontrolling redeemable Operating Partnership Units.

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

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 1, 2021 THROUGH SEPTEMBER 30, 2021, COMPARED TO THE PERIOD JULY 1, 2020 THROUGH SEPTEMBER 30, 2020

We recorded rental revenues of $182.9 million for the three months ended September 30, 2021, an increase of $46.9 million or 34.5% when compared to rental revenues of $136.0 million for the same period in 2020. This increase in rental revenue was driven by a $22.8 million, or 17.7%, increase in rental revenues at the 531 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 531 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2020, excluding stores not yet stabilized, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 220 basis point increase in average occupancy along with an increase of 14.3% in rental income per square foot. Also affecting the overall increase in rental revenues was an increase of $24.1 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2020 and 2021. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $5.0 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily as a result of increased revenues related to the Company’s tenant insurance program and increased management fees as a result of an increase in managed properties.

Property operations and maintenance expenses increased $6.4 million or 17.8% in the three months ended September 30, 2021 compared to the same period in 2020. Property operations and maintenance expenses related to the 531 core properties considered in the same store pool increased by $0.6 million or 2.1% primarily as the result of increased repairs and maintenance expenditures. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool. Real estate tax expense increased $3.7 million during the three months ended September 30, 2021 as compared to the same period in 2020. The 531 core properties considered in the same store pool experienced a 5.7% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $2.7 million from stores not included in the same store pool.

Net operating income increased $41.8 million or 40.9% resulting from a 24.3% increase in our same store net operating income coupled with an increase of $20.6 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

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

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the three months ended September 30, 2021 and 2020.

	Three Months ended September 30,
(dollars in thousands)	2021	2020
Net income	$71,051	$37,288
General and administrative	16,141	13,369
Depreciation and amortization	37,158	33,018
Interest expense	21,350	20,544
Interest income	(2)	(8)
Equity in income of joint ventures	(1,477)	(1,829)
Net operating income	$144,221	$102,382
Net operating income
Same store	$108,436	$87,210
Other stores, tenant reinsurance related income and management fee income	35,785	15,172
Total net operating income	$144,221	$102,382

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

Same Store Summary

	Three Months ended September 30,		Percentage
(dollars in thousands)	2021	2020	Change
Same store rental income	$151,459	$128,692	17.7%
Same store other operating income	1,822	1,849	(1.5)%
Total same store operating income	153,281	130,541	17.4%
Payroll and benefits	9,456	9,514	(0.6)%
Real estate taxes	17,639	16,688	5.7%
Utilities	4,107	4,192	(2.0)%
Repairs and maintenance	4,218	3,679	14.7%
Office and other operating expenses	4,149	3,841	8.0%
Insurance	1,566	1,500	4.4%
Advertising	48	64	(25.0)%
Internet marketing	3,662	3,853	(5.0)%
Total same store operating expenses	44,845	43,331	3.5%
Same store net operating income	$108,436	$87,210	24.3%

			Change
Quarterly same store move ins	49,439	57,114	(7,675)
Quarterly same store move outs	53,151	52,483	668

We believe the decrease in same store move ins was due to lack of available space at many of our stores as a result of extremely high occupancy rates during the three months ended September 30, 2021. We believe the increase in same store move outs was a result of the impacts of the COVID-19 global health crisis during the three months ended September 30, 2020 as many jurisdictions implemented stay-at-home orders for all or a portion of that period.

General and administrative expenses for the three months ended September 30, 2021 increased $2.8 million or 20.7% when compared with the three months ended September 30, 2020. This increase was primarily driven by an increase in home office personnel related costs to support the growth in stores.

Depreciation and amortization expense increased to $37.2 million in the three months ended September 30, 2021 from $33.0 million in the same period in 2020 as a result of depreciation and customer list amortization related to those properties acquired in 2021 and 2020.

Total interest expense increased by $0.8 million during the three months ended September 30, 2021 as compared to the same period in 2020 as a result of an increase in the Company’s outstanding debt balances for the majority of the quarter.

FOR THE PERIOD JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021, COMPARED TO THE PERIOD JANUARY 1, 2020 THROUGH SEPTEMBER 30, 2020

We recorded rental revenues of $496.3 million for the nine months ended September 30, 2021, an increase of $102.6 million or 26.1% when compared to rental revenues of $393.7 million for the same period in 2020. This increase in rental revenue was driven by a $49.7 million, or 13.2%, increase in rental revenues at the 531 core properties considered in same store sales (the Company will include stores in its same store pool in the second year after the stores achieve 80% sustained occupancy using market rates and incentives; therefore the 531 core properties considered in same store sales are those included in the consolidated results of operations since January 1, 2020, excluding stores not yet stabilized, four stores significantly impacted by flooding, and two stores that the Company began to fully replace in 2017). The increase in same store rental revenues was a result of a 350 basis point increase in average occupancy along with an increase of 7.9% in rental income per square foot. Also affecting the overall increase in rental revenues was an increase of $52.9 million in rental revenues contributed by stores not included in the same store pool, primarily those acquired in 2020 and 2021. Other operating income, which includes merchandise sales, revenues related to tenant reinsurance, truck rentals, management fees and acquisition fees, increased by $14.5 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily as a result of increased acquisition fees, increased management fees as a result of an increase in managed properties, increased revenues related to the Company’s tenant insurance program, and increased revenues from the Company’s Warehouse Anywhere third party logistics and warehousing solution.

Property operations and maintenance expenses increased $18.7 million or 18.4% in the nine months ended September 30, 2021 compared to the same period in 2020. Property operations and maintenance expenses related to the 531 core properties considered in the same store pool increased by $2.4 million or 3.1% primarily as the result of increased repairs and maintenance expenditures and office related expenses. The remainder of the increase in property operations and maintenance expenses is primarily the result of the net activity of the stores not included in the same store pool. Real estate tax expense increased $9.0 million during the nine months ended September 30, 2021 as compared to the same period in 2020. The 531 core properties considered in the same store pool experienced a 5.4% increase in real estate taxes which is reflective of a net increase in property tax levies on those properties. In addition to the same store real estate tax expense increase, real estate taxes increased $6.3 million from stores not included in the same store pool.

Net operating income increased $89.4 million or 30.2% resulting from a 17.8% increase in our same store net operating income coupled with an increase of $44.5 million related to the Company’s tenant insurance program, increased management fees, and the properties not included in the same store pool.

The following table reconciles our net income presented in the consolidated financial statements to NOI generated by our self-storage facilities for the nine months ended September 30, 2021 and 2020.

	Nine Months ended September 30,
(dollars in thousands)	2021	2020
Net income	$176,408	$110,560
General and administrative	45,407	38,498
Depreciation and amortization	106,287	90,335
Gain on sale of real estate	—	(302)
Interest expense	62,470	61,056
Interest income	(787)	(14)
Equity in income of joint ventures	(4,126)	(3,915)
Net operating income	$385,659	$296,218
Net operating income
Same store	$296,906	$251,968
Other stores, tenant reinsurance related income and management fee income	88,753	44,250
Total net operating income	$385,659	$296,218

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

Same Store Summary

	Nine Months ended September 30,		Percentage
(dollars in thousands)	2021	2020	Change
Same store rental income	$424,871	$375,186	13.2%
Same store other operating income	5,193	4,806	8.1%
Total same store operating income	430,064	379,992	13.2%
Payroll and benefits	28,902	28,775	0.4%
Real estate taxes	52,578	49,872	5.4%
Utilities	11,201	11,024	1.6%
Repairs and maintenance	13,066	11,173	16.9%
Office and other operating expenses	11,976	11,123	7.7%
Insurance	4,655	4,507	3.3%
Advertising	143	191	(25.1)%
Internet marketing	10,637	11,359	(6.4)%
Total same store operating expenses	133,158	128,024	4.0%
Same store net operating income	$296,906	$251,968	17.8%

			Change
Year-to-date same store move ins	147,337	156,874	(9,537)
Year-to-date same store move outs	139,977	139,968	9

We believe the decrease in same store move ins was due to lack of available space at many of our stores as a result of extremely high occupancy rates during the nine months ended September 30, 2021. Same store move outs remained relatively consistent period-over-period as we believe the impact of customers increasing their length of stay was offset by the impacts of the COVID-19 global health crisis during the three months ended September 30, 2020 as many jurisdictions implemented stay-at-home orders for all or a portion of that period.

General and administrative expenses for the nine months ended September 30, 2021 increased $6.9 million or 17.9% when compared with the nine months ended September 30, 2020. This increase was primarily driven by an increase in home office personnel related costs to support the growth in stores and increased investments in technology.

Depreciation and amortization expense increased to $106.3 million in the nine months ended September 30, 2021 from $90.3 million in the same period in 2020 as a result of depreciation and customer list amortization related to those properties acquired in 2021 and 2020.

Total interest expense increased by $1.4 million during the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of an increase in the Company’s outstanding debt balances during the majority of the nine months ended September 30, 2021.

Total interest and dividend income increased by $0.8 million during the nine months ended September 30, 2021 as compared to the same period in 2020 as a result of a preferred dividend received from one of the Company’s unconsolidated joint ventures during the nine months ended September 30, 2021.

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

Reconciliation of Net Income to Funds From Operations (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income attributable to common shareholders	$70,274	$37,095	$175,172	$109,984
Net income attributable to noncontrolling interests in the Operating Partnership	301	193	760	576
Depreciation of real estate and amortization of intangible assets exclusive of debt issuance costs	36,615	32,417	104,691	88,557
Depreciation and amortization from unconsolidated joint ventures	1,796	1,024	4,239	4,502
Funds from operations allocable to noncontrolling interest in the Operating Partnership	(465)	(367)	(1,231)	(1,060)
Funds from operations available to common shareholders	$108,521	$70,362	$283,631	$202,559

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 global health crisis impacted the cost of debt and equity for a time during 2020 and may disrupt markets in the future. We expect to be able to maintain adequate liquidity as we manage through the current environment. While uncertainty exists as to the full impact of the COVID-19 global health crisis on our liquidity and capital resources, as of the date of this report we believe that the combination of our cash on hand, the cash generated by our operations, and our line of credit will be adequate to fund our operations. We will continue to actively monitor the potential impact of the COVID-19 global health crisis on our liquidity and capital resources.

Our line of credit and term notes require us to meet certain financial covenants measured on a quarterly basis, including prescribed leverage, fixed charge coverage, minimum net worth, limitations on additional indebtedness, and limitations on dividend payouts. At September 30, 2021, the Company was in compliance with all debt covenants. In the event that the Company violates its debt covenants in the future, the amounts due under the agreements could be callable by the lenders and could adversely affect our credit rating requiring us to pay higher interest and other debt-related costs. We believe that if operating results remain consistent with historical levels and levels of other debt and liabilities remain consistent with amounts outstanding at September 30, 2021, the entire availability under our line of credit could be drawn without violating our debt covenants.

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

Cash flows from operating activities were $308.1 million and $211.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in operating cash flows in the 2021 period compared to the 2020 period was primarily due to the increase in net income after adjusting for non-cash items.

Cash used in investing activities was $860.6 million and $449.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used in investing activities in the 2021 period compared to the 2020 period was primarily due to the increased volume of acquisitions, along with an increase in investments in unconsolidated joint ventures in 2021 as compared to the same period in 2020.

Cash provided by financing activities was $635.1 million and $331.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily a result of the Company's issuances of 2,875,000 shares of common stock through a public equity offering in September 2021 resulting in net proceeds of $348.8 million and an increase in sales of shares of common stock under the Company’s continuous equity offering programs during the nine months ended September 30, 2021 resulting in net proceeds of $458.2 million as compared to the net proceeds of $155.8 million during the nine months ended September 30, 2020, partially offset by increased dividends paid. Also contributing to this increase is a reduction in the net repayment of the Company’s line of credit during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

During the nine months ended September 30, 2021, the Company acquired 62 self-storage facilities comprising 4.3 million square feet in Alabama (7), Arizona (4), California (1), Colorado (1), Florida (14), Georgia (7), Kentucky (1), New Hampshire (4), New Jersey (5), New York (1), North Carolina (3), Ohio (1), Oklahoma (2), South Carolina (3), Texas (6), and Washington (2) for a total purchase price of $869.8 million, which is net of the Company’s equity in the profit from the sale of the New York store and three Georgia stores purchased from unconsolidated joint ventures. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate for these acquisitions was 3.6%. As discussed further in Note 5 and Note 10, the Company holds a 5% ownership interest in the joint venture from which one of the self-storage facilities was acquired and a 20% ownership interest in the joint venture from which three of the self-storage facilities were acquired. Additionally, 19 of these facilities were managed by the Company for third parties prior to acquisition.

In 2020, the Company acquired 40 self-storage facilities comprising 3.1 million square feet in California (8), Florida (6), Georgia (1), Missouri (1), New Jersey (7), New York (1), Ohio (6), Pennsylvania (4), South Carolina (1), and Texas (5) for a total purchase price of $532.6 million. One of these acquired self-storage facilities resulted from the Company acquiring the remaining 15% of a joint venture. Additionally, one of these facilities was managed by the Company for a third party prior to acquisition. Based on the trailing financial information of the entities from which the self-storage facilities were acquired, the weighted average capitalization rate for these acquisitions was 5.0%.

We may acquire additional stabilized or newly constructed properties in 2021, however, there is no assurance that the Company will do so. Additionally, there can be no assurance that if significant additional opportunities were to arise, we would be able to raise capital at a reasonable cost to allow us to take advantage of such opportunities. At September 30, 2021, the Company was under contract to acquire 33 self-storage facilities for an aggregate purchase price of $548.9 million. In addition to the 33 self-storage facilities under contract at September 30, 2021, subsequent to September 30, 2021, the Company entered into contracts to acquire an additional 20 self-storage facilities for an aggregate purchase price of $322.4 million. The Company acquired 13 facilities subsequent to September 30, 2021 for an aggregate purchase price of $234.5 million. The purchases of the remaining 40 self-storage facilities are subject to customary conditions to closing, and there is no assurance that these facilities will be acquired.

The Company did not sell or otherwise dispose of any properties during the three and nine months ended September 30, 2021 or during 2020.

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

During the nine months ended September 30, 2021, we added 94,000 square feet to existing properties for a total cost of approximately $10.2 million. We plan to complete a total of $30 million to $35 million of additional expansions and enhancements to our existing facilities in 2021, of which $21.8 million was paid as of September 30, 2021.

We also expect to continue investing in capital expenditures on our properties. This includes roofing, paving, and remodeling of store offices. For the nine months ended September 30, 2021, we invested approximately $23.0 million in such improvements and we expect to invest approximately $6 million to $10 million for the remainder of 2021.

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

UMBRELLA PARTNERSHIP REIT

We are formed as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) and, as such, have the ability to issue Operating Partnership Units in exchange for properties sold by independent owners. By utilizing such Units as currency in facility acquisitions, we may obtain more favorable pricing or terms due to the seller’s ability to partially defer their income tax liability. As of September 30, 2021, 344,531 common Units and 3,590,603 preferred Units are outstanding. These Units had been issued in exchange for self-storage properties at the request of the sellers.

INTEREST RATE RISK

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

We do not carry any unsecured floating rate debt at September 30, 2021. Therefore, based on our outstanding debt balances at September 30, 2021, a 100 basis point increase in interest rates would not have an effect on our annual interest expense. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Parent Company

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2021. There have not been changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2021.

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

Operating Partnership

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, has been conducted under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2021. There have not been changes in the Operating Partnership’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2021.

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

101

The following financial statements from the Parent Company’s and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL, as follows:

(i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020;

(ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020;

(iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020;

(iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; and

(v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Storage, Inc.

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 3, 2021

Date

Life Storage LP

By:	/S/ Andrew J. Gregoire
Andrew J. Gregoire
Chief Financial Officer
(Principal Accounting Officer)

November 3, 2021

Date